Form 10-Q
period 1995-06-03
CALIFORNIA AMPLIFIER INC
filed 1995-07-13
CIK 730255

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the quarterly period ended: June 3, 1995

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number: 012182

                           CALIFORNIA AMPLIFIER, INC.
              (Exact name of registrant's specified in its charter)


         Delaware                                               95-3647070
- -------------------------------                            --------------------
(State or Other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

   460 Calle San Pablo
   Camarillo, California                                            93012
- -------------------------------                            --------------------
(Address of principal executive                                 (Zip Code)
          offices)

                                (805) 987-9000
                          ---------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No
                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of June 3, 1995:  5,520,580

Number of pages in this Form 10-Q:  7

                     PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

- ------------------------------------------------------------------------------
                                                       June 3,         Mar. 4,
                                                        1995            1995
                                                     -----------     ---------
                                                     (Unaudited)     (Audited)
- ------------------------------------------------------------------------------

                                  ASSETS
Current assets:
Cash and cash equivalents                            $ 1,724           $ 1,654
Accounts receivable                                    5,536             6,039
Inventories                                            7,239             6,029
Deferred tax asset                                       800               800
Prepaid expenses and other current assets                344               436
- ------------------------------------------------------------------------------
  Total current assets                                15,643            14,958

Property and equipment - at cost, net
  of depreciation and amortization                     6,477             5,457
Investment in non-consolidated subsidiary              1,014               977
Other assets                                             796               695
- ------------------------------------------------------------------------------
                                                     $23,930           $22,087
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                     $ 3,494           $ 2,475
Accrued liabilities                                    2,904             2,940
Current portion of long-term debt                        595               991
- ------------------------------------------------------------------------------
  Total current liabilities                           $6,993            $6,406

Long-term debt                                           632               782

Commitments                                              ---               ---

Stockholders' equity:
Preferred stock, 3,000 shares
  authorized; no shares outstanding                      ---               ---

Common stock, $.01 par value;
  15,000 shares authorized;
  5,521 shares outstanding in
  June 1995 and 5,471 in March 1995                       55                54
Additional paid-in capital                            10,821            10,268
Retained earnings                                      5,429             4,577
- ------------------------------------------------------------------------------
Total stockholders' equity                            16,305            14,899
- ------------------------------------------------------------------------------
                                                     $23,930           $22,087
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

                                                         Three Months Ended
- ------------------------------------------------------------------------------
                                                       June 3,         May 28,
                                                        1995            1994
- ------------------------------------------------------------------------------
Sales                                                $12,665           $11,184
Cost of sales                                          8,461             7,954
- ------------------------------------------------------------------------------
Gross profit                                           4,204             3,230

Research and development                                 963               739
Selling                                                1,052               993
General and administrative                               934               803
- ------------------------------------------------------------------------------
Income from operations                                 1,255               695

Interest and other income (expense), net                  57               (58)
- ------------------------------------------------------------------------------
Income before taxes                                    1,312               637

Provision for income taxes                               460              (231)
- ------------------------------------------------------------------------------

Net income                                           $   852           $   406
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Net income per share                                 $   .15           $   .07
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Weighted average number of shares outstanding          5,780             5,540
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                         Three Months Ended
- ------------------------------------------------------------------------------
                                                       June 3,          May 28,
                                                        1995             1994
- ------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                           $   852           $   406
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Depreciation and amortization                         638               513
   (Increase) decrease in:
      Accounts receivable                                503             1,194
      Inventories                                     (1,210)             (139)
      Prepaid expenses and other assets                   (9)              521
   Increase (decrease) in:
      Accounts payable                                 1,019            (1,055)
      Accrued liabilities                                (36)              251
- ------------------------------------------------------------------------------
Cash provided by operating activities:                 1,757             1,691
- ------------------------------------------------------------------------------

Cash flows used in investing activities:
  Purchases of property and equipment                 (1,658)           (1,882)
  Investments in non-consolidated subsidiary             (37)              (40)
- ------------------------------------------------------------------------------
Cash used in investing activities:                    (1,695)           (1,922)
- ------------------------------------------------------------------------------

Cash flows from financing activities:
   Short-term debt borrowings                            ---               134
   Term debt repayments                                 (146)              (48)
   Issuances of common stock                             154                26
- ------------------------------------------------------------------------------
Cash provided by financing activities:                     8               112
- ------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      70              (119)
Cash and cash equivalents at the beginning of period   1,654               739
- ------------------------------------------------------------------------------
Cash and cash ecquivalents at end of period          $ 1,724           $   620
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

NON-CASH TRANSACTIONS: During the quarter ended June 3, 1995, $400,000 in debt was exchanged for 50,000 shares of the Company's Common Stock at a conversion price of $8.00 per share.

                            CALIFORNIA AMPLIFIER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 4, 1995. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                              June 3, 1995       March 4, 1995
                                              ------------       -------------
           Raw material                          $3,064             $2,087
           Work in process                          191                346
           Finished goods                         3,984              3,596
                                                 ------             ------
                                                 $7,239             $6,029
                                                 ------             ------
                                                 ------             ------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three months ended June 3, 1995 and May 28, 1994 were increased by 324,000 and 232,000 respectively, for the dilutive effects of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 3, 1995 AND MAY 28, 1994

SALES

Sales increased by $1.5 million, or 13% from $11.2 million for the three months ended May 28, 1994 to $12.7 million for the three months ended June 3, 1995. The sales increase resulted from increases in Wireless Cable sales offset by decreases in Satellite Television product sales. Sales of Wireless Cable products increased $3.7 million or 100% to $7.4 million. Sales of Satellite Television products decreased $2.3 million or 32% to $5.0 million.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $974,000 or 30% from $3.2 million to $4.2 million. Gross margins increased from 28.9% to 33.2%. The 30% increase in gross profits is the result of a 12.3% increase in sales and the improvement in gross margins. The gross margin increase is a trend which began in fiscal year 1995 first quarter and has continued through the current year fiscal quarter currently being reported. The main reasons for the improvements are: increased Wireless Cable product sales, and a reduction in Satellite Television product sales at lower margins accompanied by new product introductions and lower cost designs in both product lines. During the quarter the Company incurred certain manufacturing start-up costs relating to the introduction of MultiCipher. These costs had a negative effect on the quarterly gross margins. In addition, the Company increased its raw material inventories in anticipation of future sales demand for MultiCipher.

OPERATING EXPENSES

Research and development expenses increased by $224,000 from $739,000 to $963,000. The increase was due to personnel additions, increased equipment depreciation and higher purchases of research and development materials as the Company expands its product lines and continues its development of MultiCipher products.

Selling expenses increased by $59,000 from $993,000 to $1.1 million. The increase was due primarily to increases in salaries, personnel additions and an increased level of international selling expenses relating to the increases in sales in various international regions.

General and administrative expenses increased by $131,000 from $803,000 to $934,000. The increase was due to salary increases and personnel additions.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, increased by $560,000 or 81% from $695,000 to $1.3 million.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net increased by $115,000 to $57,000 income, net from $58,000 expense, net. The primary reasons for the change is increased interest income and cash discounts in the current quarter as compared to interest expense in the prior quarter. In addition, in the first quarter of last fiscal year a $25,000 charge relating to the operating losses of Micro Pulse, a company in which the Company owns a 50% equity interest was recognized.

PROVISION FOR TAXES

The provision for taxes for the first quarter of fiscal 1996 is based upon an annualized tax rate of 35%. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation formed in March 1993 and research and development tax credits. The tax rate used in the fiscal year 1995 first quarter was 36%.

NET INCOME

Net income, for reasons outlined above, increased by $446,000 or 110% from $852,000 to $406,000.

LIQUIDITY AND CAPITAL RESOURCES

Currently the Company has a $4.0 million working capital facility with California United Bank at the bank's prime rate (9.0%) plus 1/2% and a newly-issued $2.0 million capital equipment facility with NationsBank at the Federal Funds rate (6.0%) plus 2.75%. In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of June 3, 1995, no amounts were outstanding under any of these arrangements. The $4.0 million credit facility with California United Bank expires on August 1, 1995, however, the Company has verbal assurances from the Bank that the agreement will be renewed for an additional year at similar or more favorable terms.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.

                          PART II - OTHER INFORMATION

Information applicable to Items 1 through 6 has been reported by the registrant in previous filings or has already been disclosed in the financial information provided in Part I.

No reports on Form 8-K were filed during the quarter ended June 3, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            California Amplifier, Inc.
                                    -------------------------------------------
                                                  (Registrant)


July 11, 1995                          /s/  Michael R. Ferron
                                    -------------------------------------------
                                            Michael R. Ferron
                                            Vice President, Finance and
                                            Chief Accounting Officer