Form 10-Q
period 1995-09-02
CALIFORNIA AMPLIFIER INC
filed 1995-10-13
CIK 730255

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 2, 1995

                                      OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 012182

                          CALIFORNIA AMPLIFIER, INC.
             (Exact name of registrant's specified in its charter)


         Delaware                                              95-3647070
------------------------------                             -------------------
(State or Other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

      460 Calle San Pablo
      Camarillo, California                                         93012
----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip Code)

                                (805) 987-9000
                    ------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of September 2, 1995:            5,580,330

Number of pages in this Form 10-Q:         8

                        PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CALIFORNIA AMPLIFIER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                       September 2,    March 4,
                                                           1995          1995
                                                       (Unaudited)    (Audited)
-------------------------------------------------------------------------------
                                    ASSETS

Current Assets:
Cash and cash equivalents                                $ 6,983       $ 1,654
Accounts receivable, net                                   3,562         6,039
Inventories                                                6,770         6,029
Deferred tax asset                                           800           800
Prepaid expenses and other current assets                    381           436
-------------------------------------------------------------------------------
          Total current assets                            18,496        14,958

Property and equipment - at cost, net of depreciation
 and amortization                                          6,393         5,457
Investment in non-consolidated subsidiary                  1,012           977
Other assets                                                 836           695
-------------------------------------------------------------------------------
                                                         $26,737       $22,087
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable:                                        $ 2,241       $ 2,475
Accrued liabilities                                        4,636         2,940
Current portion of long-term debt                          1,033           991
-------------------------------------------------------------------------------
          Total current liabilities                        7,910         6,406

Long-term debt                                             1,240           782

Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares
 outstanding                                                  --            --
Common stock, $.01 par value; 15,000 shares authorized;       56            54
 5,580 shares outstanding in September 1995 and 5,471
 in March 1995
Additional paid-in capital                                11,031        10,268
Retained earnings                                          6,500         4,577
-------------------------------------------------------------------------------
Total stockholders' equity                                17,587        14,899
-------------------------------------------------------------------------------
                                                         $26,737       $22,087
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

CALIFORNIA AMPLIFIER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

                                                     Three Months Ended         Six Months Ended
---------------------------------------------------------------------------------------------------
                                                    Sept 2,      Aug 27,       Sept 2,     Aug 27,
                                                     1995         1994          1995        1994
---------------------------------------------------------------------------------------------------
Sales                                               $14,505      $11,321       $27,170     $22,505

Cost of sales                                         9,629        7,924        18,090      15,878
---------------------------------------------------------------------------------------------------
Gross profit                                          4,876        3,397         9,080       6,627

Research and development                              1,059          735         2,022       1,474
Selling                                               1,160          852         2,212       1,845
General and administrative                              991          852         1,925       1,655
---------------------------------------------------------------------------------------------------
Income from operations                                1,666          958         2,921       1,653

Interest and other (income) expense, net                 20           78          (37)         136
Provision for income taxes                              575          330         1,035         561
---------------------------------------------------------------------------------------------------

Net income                                          $ 1,071      $   550       $ 1,923     $   956
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Net income per share                                $   .18      $   .10       $   .33     $   .17
---------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding         5,954        5,541         5,890       5,549
---------------------------------------------------------------------------------------------------


SUPPLEMENTAL SALES INFORMATION:

Wireless Cable Products                             $10,351      $ 4,889       $17,798     $ 8,609
Satellite Television Products                         4,092        6,384         9,152      13,793
Other                                                    62           48           220         103
---------------------------------------------------------------------------------------------------
      Total                                         $14,505      $11,321       $27,170     $22,505
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                            Six Months Ended
-----------------------------------------------------------------------------------
                                                       September 2,     August 27,
                                                           1995            1994
-----------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                               $ 1,923          $   956
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            1,319            1,129
  Loss on disposal of equipment                               18               12
  (Increase) decrease in:
    Accounts receivable                                    2,477             (180)
    Inventories                                             (741)             891
    Prepaid expenses and other assets                        (86)             505
  Increase (decrease) in:
    Accounts payable                                        (234)          (1,986)
    Accrued liabilities                                    1,696              593
-----------------------------------------------------------------------------------
Cash provided by operating activities                      6,372            1,920
-----------------------------------------------------------------------------------

Cash flows used in investing activities:
  Purchases of property and equipment                     (2,278)          (2,297)
  Advances to non-consolidated subsidiary                    (35)              --
-----------------------------------------------------------------------------------
Cash used in investing activities                         (2,313)          (2,297)
-----------------------------------------------------------------------------------

Cash flows from financing activities:
  Line of credit repayments                                   --             (666)
  Term debt borrowings                                     1,304            1,276
  Term debt repayments                                      (804)            (214)
  Issuances of common stock                                  765              174
-----------------------------------------------------------------------------------
Cash provided by financing activities                      1,265              570
-----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  5,324              193
Cash and cash equivalents at the beginning of period       1,654              739
-----------------------------------------------------------------------------------

Cash and cash equivalents at end of period               $ 6,983          $   932
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

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

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                             June 3, 1995     March 4, 1995
                                             ------------     -------------
           Raw material                         $2,868            $2,087
           Work in process                         266               346
           Finished goods                        3,636             3,596
                                                ------            ------
                                                $6,770            $6,029
                                                ------            ------
                                                ------            ------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three and six months ended September 2, 1995 and August 27, 1994 were increased by 412,000 and 368,000, 214,000 and 223,000 respectively, for the dilutive effects of stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 2, 1995 AND AUGUST 27, 1994

SALES

Sales increased by $3.2 million, or 28.1% from $11.3 million for the three months ended August 27, 1994 to $14.5 million for the three months ended September 2, 1995. The increase in sales is a result of an increase in Wireless Cable product sales offset by a decrease in Satellite Television product sales. Sales of Wireless Cable products increased $5.5 million, or 112%, from $4.9 million to $10.4 million. Sales of Satellite Television products decreased $2.3 million ,or 36%, from $6.4 million to $4.1 million. The increases in Wireless Cable sales resulted primarily from strong demand internationally for the Company's subscriber reception equipment and sales of its newly introduced broadband scrambling system, MultiCipher. The decreases in Satellite Television product sales is a result of continual softness in the domestic market relating to the introduction of the DBS system and the Company's decision to be more selective in product offerings in certain international markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $1.5 million, or 44% from $3.4 million to $4.9 million, while gross margins increased from 30% to 33.6%. The 44% increase in gross profits is a result of a 28.1% increase in sales and the 3.6% rate improvement in gross margins. The increase in gross margin is a result of sales product mix changes as well as improvements from cost reduction programs in product designs.

OPERATING EXPENSES

Research and development expenses increased by $324,000 from $735,000 to $1.1 million. The increase was due to personnel additions, including a vice president of engineering, increased salaries and increased equipment depreciation. The Company's current development focus is to broaden the Company's Wireless Cable product line for subscriber reception equipment, continue its development of MultiCipher products, and the development of a KU DBS related product for Satellite Television.

Selling expenses increased by $308,000 from $852,000 to $1.2 million. The increase was due primarily to increased salaries, additional personnel, including a senior vice president of sales and marketing and increased coverage in certain international markets.

General and administrative expenses increased by $139,000 from $852,000 to $991,000. The increase was due primarily to salary increases and accruals relating to year-end incentive bonuses.

INCOME FROM OPERATIONS

Income from operations increased $708,000, or 74%, from $958,000 to $1.7 million. The reasons for the increase are increased sales and higher gross margins offset by increased operating expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other, net decreased $58,000 from a net expense of $78,000 to a $20,000 net expense. This is primarily a due to increased interest income and cash discounts during the fiscal year 1996 period.

PROVISION FOR INCOME TAXES

The provision for taxes for both fiscal year 1996 and 1995 is based upon a tax rate of 35%. The tax rate is less than the statutory Federal and State combined rate due primarily to benefits from export sales and research and development tax credits.

NET INCOME

For reasons outlined above, net income increased $521,000 or 94.7% from $550,000 to $1,071,000.

SIX MONTHS ENDED SEPTEMBER 2, 1995 AND AUGUST 27, 1994

SALES

Sales increased by $4.7 million, or 20.7%, from $22.5 million for the six months ended August 27, 1994 to $27.2 million for the six months ended September 2, 1995. Sales of Wireless Cable products increased $9.2 million, or 107%, from $8.6 million to $17.8 million. Sales of Satellite Television products decreased $4.6 million, or 33.6%, from $13.8 million to $9.2 million. The increases in Wireless Cable sales resulted primarily from strong demand internationally for the Company's subscriber reception equipment and sales of its newly introduced broadband scrambling system, MultiCipher. The decreases in Satellite Television product sales is a result of continual softness in the domestic market relating to the introduction of the DBS system and the Company's decision to be more selective in product offerings in certain international markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased $2.5 million, or 37%, from $6.6 million to $9.1 million, and gross margins increased from 29.4% to 33.4%. The 37% increase in gross profits resulted from a 21% increase in sales and a 4% rate improvement in gross margins. Gross margins improved primarily because of the Company's sales product mix changes toward Wireless Cable products and a decrease in sales of low margin Satellite Television products as well as cost reduction on programs in product design.

OPERATING EXPENSES

Research and development expenses increased $548,000 from $1.5 million to $2.0 million. The increases result from personnel additions, including a vice president of engineering, salary increases, increased depreciation and higher material purchases. The Company's current development focus is to broaden the Company's Wireless Cable product line for subscriber reception equipment, continue its development of MultiCipher products, and the development of a KU DBS related product for Satellite Television.

Selling expenses increases $367,000 from $1.8 million to $2.2 million. The increase is primarily a result of increased salaries, additional personnel, including a senior vice president of sales and marketing and an increased presence in international markets.

General and Administrative expenses increased $270,000 from $1.7 million $1.9 million. The increase is due primarily to increases salaries, additional personnel and increased incentive bonus accruals.

INCOME FROM OPERATIONS

Income from Operations increased $1.3 million, or 77%, from $1.7 million to $2.9 million. The increase is a result of increased sales and improved gross margins offset by increased operating expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other, net increased $173,000 from an expense, net of $136,000 to a $37,000 income, net. This is primarily due to reduced increased interest income and cash discounts during the fiscal year 1996 period.

PROVISIONS OF INCOME TAXES

The provision for taxes for fiscal year 1996 and fiscal year 1995 were based upon a 35% tax rate. The rate is less than the Federal and State combined rate because of tax benefits due to export sales and research and development tax credits.

NET INCOME

For the reasons outline above, net income increased $967,000, or 101%, from $956,000 to $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Currently the Company has a $5.0 million working capital facility with California United Bank at the bank's prime rate (8.75%) and $700,000 available under a capital equipment facility with NationsBank at the Federal Funds rate (5.69%) plus 2.75%. In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of September 2, 1995, no amounts were outstanding under the working capital arrangement. The $5.0 million credit facility with California United Bank expires on August 1, 1996 and the equipment line with NationsBank on December 31, 1995.

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

No reports on Form 8-K were filed during the quarter ended September 2, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              California Amplifier, Inc.
                                        --------------------------------------
                                                    (Registrant)


October 11, 1995                            /s/  Michael R. Ferron
                                        --------------------------------------
                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer