Form 10-Q
period 1995-12-02
CALIFORNIA AMPLIFIER INC
filed 1995-12-22
CIK 730255

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended:    December 2, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from              to
                               ------------    ------------



                           CALIFORNIA AMPLIFIER, INC.
              (Exact name of registrant's specified in its charter)



         Delaware                                         95-3647070
-------------------------------                  -------------------
(State or Other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)

  460 Calle San Pablo
  Camarillo, California                                      93012
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (805) 987-9000
                            -------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  /X/        No
                                   -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of December 2, 1995: 5,664,742

Number of pages in this Form: 8

PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

CALIFORNIA AMPLIFIER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)


---------------------------------------------------------------------
                                             December 2,     March 2,
                                                1995          1995
                                             (Unaudited)    (Audited)
---------------------------------------------------------------------
                               ASSETS

Current assets:
Cash and cash equivalents . . . . . . . . .    $ 8,695        $1,654
Accounts receivable, net  . . . . . . . . .      4,763         6,039
Inventories . . . . . . . . . . . . . . . .      6,644         6,029
Deferred tax asset. . . . . . . . . . . . .      1,200           800
Prepaid expenses and other current assets .        476           436
---------------------------------------------------------------------
    Total current assets. . . . . . . . . .     21,778        14,958

Property and equipment - at cost, net
  of depreciation and amortization. . . . .      6,251         5,457
Investment in non-consolidated subsidiary .      1,001           977
Other assets. . . . . . . . . . . . . . . .        720           695
---------------------------------------------------------------------
                                               $29,750       $22,087
---------------------------------------------------------------------
---------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable. . . . . . . . . . . . . .    $ 3,398       $ 2,475
Accrued liabilities . . . . . . . . . . . .      4,342         2,940
Current portion of long-term debt . . . . .      1,027           991
---------------------------------------------------------------------
    Total current liabilities . . . . . . .      8,767         6,406


Long-term debt. . . . . . . . . . . . . . .        990           782

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding
  Common stock, $.01 par value;
  15,000 shares authorized:
  5,665 shares outstanding in December 1995
  5,471 shares outstanding in March 1995. .         57           54
Additional paid-in capital. . . . . . . . .     12,079       10,268
Retained earnings . . . . . . . . . . . . .      7,857        4,577
---------------------------------------------------------------------
    Total stockholders' equity. . . . . . .     19,993       14,899
---------------------------------------------------------------------
                                               $29,750      $22,087
---------------------------------------------------------------------
---------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)



                                                Three Months Ended  Nine Months Ended
-------------------------------------------------------------------------------------
                                                 Dec. 2,  Nov. 26,  Dec. 2,  Nov. 26,
                                                  1995      1994     1995      1994
-------------------------------------------------------------------------------------
Sales. . . . . . . . . . . . . . . . . . . . .   $16,314  $11,661   $43,484  $34,166
Costs of sales . . . . . . . . . . . . . . . .    10,752    7,874    28,842   23,752
-------------------------------------------------------------------------------------
Gross profit . . . . . . . . . . . . . . . . .     5,562    3,787    14,642   10,414

Research and development . . . . . . . . . . .     1,036      789     3,058    2,263
Selling. . . . . . . . . . . . . . . . . . . .     1,372      940     3,584    2,785
General and administrative . . . . . . . . . .     1,111    1,031     3,036    2,686
-------------------------------------------------------------------------------------
Income from operations . . . . . . . . . . . .     2,043    1,027     4,964    2,680

Interest and other (income) expense, net . . .       (45)     (66)      (82)      70
Provision for income taxes . . . . . . . . . .       731      379     1,766      940
-------------------------------------------------------------------------------------

Net income . . . . . . . . . . . . . . . . . .   $ 1,357  $   714   $ 3,280   $ 1,670
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Net income per share . . . . . . . . . . . . .   $   .22  $   .13   $   .55   $   .30
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Weighted average number of shares outstanding.     6,132    5,610     5,955     5,575
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


SUPPLEMENTAL SALES INFORMATION:
Wireless Cable Products. . . . . . . . . . . .   $11,772  $ 5,585   $29,570   $14,194
Satellite Television Products. . . . . . . . .     4,429    6,028    13,581    19,821
Other. . . . . . . . . . . . . . . . . . . . .       113       48       333       151
-------------------------------------------------------------------------------------
                                                 $16,314  $11,661   $43,484   $34,166
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                                  3

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)


                                                        Nine Months Ended
----------------------------------------------------------------------------
                                                       Dec. 2,     Nov. 26,
                                                        1995         1994
----------------------------------------------------------------------------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . .  $ 3,280      $ 1,671
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . .    2,000        1,811
    Loss on disposal of equipment . . . . . . . . . .       23           15
    (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . .    1,276         (796)
      Inventories . . . . . . . . . . . . . . . . . .     (615)         548
      Prepaid expenses and other assets . . . . . . .     (465)         275
  Increase (decrease) in:
    Accounts payable. . . . . . . . . . . . . . . . .      923       (1,027)
    Accrued liabilities . . . . . . . . . . . . . . .    1,402          891
----------------------------------------------------------------------------
Net cash provided by operating activities . . . . . .    7,824        3,388
----------------------------------------------------------------------------

Cash flows used in investing activities:
  Purchases of property and equipment . . . . . . . .   (2,817)      (2,651)
  Advances to non-consolidated subsidiary . . . . . .      (24)         (60)
----------------------------------------------------------------------------
Cash used in investing activities . . . . . . . . . .   (2,841)      (2,711)
----------------------------------------------------------------------------

Cash flows from financing activities:
  Line of credit repayments . . . . . . . . . . . . .      -           (666)
  Term debt borrowings. . . . . . . . . . . . . . . .    1,304        1,273
  Term debt repayments. . . . . . . . . . . . . . . .   (1,060)        (352)
  Issuances of common stock . . . . . . . . . . . . .    1,814          240
----------------------------------------------------------------------------
Cash provided by financing activities . . . . . . . .    2,058          495
----------------------------------------------------------------------------
Net increase in cash and cash equivalents . . . . . .    7,041         1,172
Cash and cash equivalents at the beginning of period.    1,654           739
----------------------------------------------------------------------------

Cash and cash equivalents at end of period. . . . . .  $ 8,695       $ 1,911
----------------------------------------------------------------------------
----------------------------------------------------------------------------

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

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                          Dec. 2, 1995       March 4, 1995
                                          ------------       -------------
                Raw material                  $  2,778            $  2,087
                Work in process                  1,183                 346
                Finished goods                   3,683               3,596
                                              --------            --------
                                              $  6,644            $  6,029
                                              --------            --------
                                              --------            --------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three and nine months ended December 2, 1995 and November 26, 1994 were increased by 491,000, 424,000, 235,000, and 204,000 respectively, for the dilutive effects of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 26, 1994 AND DECEMBER 2, 1995

SALES

Sales increased by $4.7 million, or 40% from $11.7 million for the three months ended November 26, 1994 to $16.3 million for the three months ended December 2, 1995. The increase in sales is a result of an increase in Wireless Cable product sales offset by a decrease in Satellite Television product sales. Sales of Wireless Cable products increased $6.2 million, or 111%, from $5.6 million to $11.8 million. Sales of Satellite Television products decreased $1.6 million, or 27%, from $6.0 million to $4.4 million. The increases in Wireless Cable sales resulted primarily from strong demand internationally for the Company's subscriber reception equipment and sales of its newly introduced broadband scrambling system, MultiCipher. The decreases in Satellite Television product sales is a result of continued softness in the domestic market relating to the introduction of the DBS system and the Company's decision to be more selective in product offerings in certain international markets.

GROSS PROFIT AND GROSS MARGINS

Gross profit increased by $1.8 million, or 47%, from $3.8 million to $5.6 million, while gross margins increased from 32.5% to 34.1%. The 47% increase in gross profits is a result of a 40% increase in sales and the 1.6% rate improvement in gross margins. The increase in gross margin is a result of sales product mix changes toward Wireless Cable products and a decrease in the sales of certain low margin Satellite Television products, and product cost reduction products in manufacturing and design.

OPERATING EXPENSES

Research and development expenses increased by $247,000 from $789,000 to $1.0 million. The increase was due to personnel additions, increased salaries and increased equipment depreciation. The Company's current development focus is to broaden the Company's Wireless Cable product line for subscriber reception equipment, continue its development of products relating to its MultiCipher, and the development of a KU DBS related product for Satellite Television.

Selling expenses increased by $432,000, or 46%, from $940,000 to $1.4 million. The increase was primarily due to direct selling expenses from a 40% increase in sales, additional personnel, including a senior vice president of sales and marketing and increased coverage in certain international markets.

General and administrative expenses increased by $80,000 from $1.0 million to $1.1 million. The increase was due primarily to salary increases and accruals relating to year-end incentive bonuses.

INCOME FROM OPERATIONS

Income from operations increased by $1.0 million, or 99%, from $1.0 million to $2.0 million. The reasons for the increase are higher sales and gross margins, offset by increased operating expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other, net decreased $21,000 from other income, net of $66,000 to other income, net of $45,000.

PROVISION FOR INCOME TAXES

The provision for taxes for the fiscal year 1996 and 1995 is based upon an annualized tax rate of 35%. This tax rate is less than the statutory Federal and State combine rate due primarily to benefits from export sales and research and development tax credits.

NET INCOME

For reasons outlined above, net income increased by $643,000, or 90% from $714,000 to $1.4 million.

NINE MONTHS ENDED NOVEMBER 26, 1994 AND DECEMBER 2, 1995


SALES

Sales increased by $9.3 million, or 27%, from $34.2 million for the nine months ended November 26, 1994 to $43.5 million for the nine months ended December 2, 1995. Sales of Wireless Cable products increased $15.4 million or 108%, from $14.2 million to $29.6 million. Sales of Satellite Television products decreased $6.2 million, or 31%, from $19.8 million to $13.6 million. The increase in Wireless Cable sales resulted primarily from strong demand internationally for the Company's subscriber reception equipment and sales of its newly introduced broadband scrambling system, MultiCipher. The decreases in Satellite Television product sales is a result of continued softness in the domestic market relating to the introduction of the DBS system and the Company's decision to be more selective in product offerings in certain international markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased $6.2 million, or 60%, from $10.4 million to $14.6 million, and gross margins increased from 30.5% to 33.7%. The 60% increase in gross profits resulted from a 27% increase in sales and a 3.2% rate improvement in gross margins. Gross margins improved primarily because of the Company's sales product mix changes toward Wireless Cable products and a decrease in the sales of certain low margin Satellite Television products, and product cost reduction programs in manufacturing and design.

OPERATING EXPENSES

Research and development expenses increased $795,000 from $2.3 million to $3.1 million. The increases result from personnel additions, salary increases, increased depreciation and higher material purchases. The Company's current development focus is to broaden the Company's Wireless Cable product line for subscriber reception equipment, continue its development of MultiCipher products, and the development of a KU DBS related product for Satellite Television.

Selling expenses increased $799,000, or 29% from $2.8 million to $3.6 million. The increase is primarily a result of direct selling expenses from a 27% increase in sales, additional personnel, including a senior vice president of sales and marketing and increased coverage in certain international markets.

General and administrative expenses increased $350,000 from $2.7 million to $3.0 million. The increase is due primarily to increases in salaries, additional personnel and increased incentive bonus accruals.

INCOME FROM OPERATIONS

Income from Operations increased $2.3, or 85%, from $2.7 million to $5.0 million. The increase is a result of increased sales and improved gross margins offset by increased operating expenses.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other, net increased $152,000 from a net expense of $70,000 to $82,000 other income, net. The increase is primarily due to increased interest income and cash discounts during the fiscal year 1996 period.

PROVISION FOR INCOME TAXES

The provision for taxes for fiscal year 1996 and fiscal year 1995 were based upon a 35% tax rate. the rate is less than the Federal and State combine rate because of tax benefits due to export sales and research and development tax credits.

NET EARNINGS

For reasons outlined above, net earnings increased $1.6 million, or 96% from $1.7 million to $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company has a $5.0 million working capital facility with California United Bank at the bank's prime rate (8.75%) and $700,000 available under a capital equipment facility with NationsBank at the Federal Funds rate (5.69%) plus 2.75%. In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of December 2, 1995, no amounts were outstanding under the working capital arrangements. The $5.0 million credit facility with California United Bank expires on August 1, 1996 and the equipment line with NationsBank on December 31, 1995.

The Company believes that cash flow from operations together with the funds available under its credit arrangements are sufficient to support operations through the current fiscal year.

The Company believes that inflation has not had a material effect on its operations.



                           PART II - OTHER INFORMATION

Information applicable to Items 1 through 6 has been reported by the registrant in previous filings or has already been disclosed in the financial information provided in Part I.

No reports on Form 8-K were filed during the quarter ended December 2, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        California Amplifier, Inc.
                                   ------------------------------------
                                             (Registrant)


December 22, 1995                       /s/ Michael R. Ferron
                                   ------------------------------------
                                        Michael R. Ferron
                                        Vice President, Finance and
                                        Chief Accounting Officer