Form 10-K405
period 1996-03-02
CALIFORNIA AMPLIFIER INC
filed 1996-05-30
CIK 730255

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MARCH 2, 1996           COMMISSION FILE NUMBER 0-12182

                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                               95-3647070
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

460 CALLE SAN PABLO, CAMARILLO, CALIFORNIA                                 93012
(Address of principal executive offices)                              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 987-9000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                        Name of each exchange
- -------------------                                        ---------------------
      None                                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           $.01 PAR VALUE COMMON STOCK
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                      -----  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of May 24, 1996 was approximately $430.0 million.

     There were 11,564,384 shares of the Registrant's Common Stock outstanding as of May 24, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 19, 1996 is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY
     California Amplifier, Inc. (the "Company") was incorporated in 1981. Since its inception, the Company has been involved in the design, manufacture and marketing of microwave components and subsystems for defense, commercial and consumer applications. In 1989, the Company discontinued its involvement in defense related products and began to focus its resources on consumer and commercial applications for products used in conjunction with the delivery of multichannel television. The Company currently operates in two product segments: Wireless Cable and Satellite Television products.

     WIRELESS CABLE TELEVISION
     Wireless Cable television uses well established technologies in many ways similar to coaxial cable multichannel television transmission. The key difference is that Wireless Cable does not have cable connecting the headend/transmission site to each home but uses a microwave frequency band to transmit programming to subscribers. A wireless system is composed of a headend/transmission site, a transmission tower, and at each subscriber's home, a reception antenna, downconverter and a decoder or set-top converter.

     The headend equipment receives programming from satellites and other programming sources such as local UHF television stations and sends them to a transmission tower for transmission to subscribers via microwave signals. The signal can generally be received by subscribers within a 25-35 mile radius of the transmission tower depending on the transmitter power; however, the subscriber must have a direct line-of-sight or "view" between the tower and the receive antenna. Typically, 65%-80% of the homes within the service area will be able to receive the wireless signal, with the remainder shadowed from the transmitter. The percentage of line-of-sight homes is affected by the tower elevation, local topography and antenna height.

     The history of Wireless Cable in the United States and traditional hardwire cable are intertwined. Wireless Cable was initially used to provide educational or premium video programming in cities where cable was not available. In 1974, the Federal Communications Commission (FCC) authorized the use of spectrum in the 2150-2162 MHz frequency range for transmission of two video signals in the 50 largest markets. In 1983, the 2500-2686 MHz frequency range was reallocated and commercial Wireless Cable was given eight of the 31 resulting channels. At the same time, however, various FCC regulations made it very difficult to aggregate channels with the 2500-2686 MHz bandwidth, thereby limiting the number of channels Wireless Cable operators were able to offer. In addition, because subscriber numbers were low at most Wireless Cable operations, program networks, often owned by cable operators, charged higher programming fees to Wireless operators or simply refused to provide programming. These factors, accompanied by the fact that most Wireless Cable operators had limited capital, made it difficult for Wireless Cable to be a viable delivery alternative to hardwire cable

     In the late 1980's and early 1990's, as public dissatisfaction with cable's monopoly status grew, the FCC and Congress gave further attention to ways in which they could foster competition. In 1990 and 1991, the FCC made a series of rulings which made it easier for the Wireless Cable operators to consolidate channel frequency licenses, thereby increasing the channel capacity to 33 channels. In addition, the Cable Television Consumer Protection and Competition Act of 1992 was passed into law on October 5, 1992. Industry experts believe this legislation was the single biggest boost for the Wireless Cable industry. It essentially requires that programmers must make their service available to all at fair and reasonable prices, and that cable operators cannot price its services differently in various areas of the system. This prevents larger cable companies from pricing differently in regional areas where Wireless Cable is attracting customers.

     In February 1996, Congress passed the 1996 Telecommunications Act which the Company expects also should significantly benefit the Wireless Cable industry generally. One key provision of the legislation was in removing cross-ownership restrictions for telecommunications companies, allowing them to directly compete in the video distribution market, and vice versa for cable companies to provide voice and data communication services. This legislative development allows the telecommunications companies, such as Bell Atlantic, NYNEX, and Pacific

Telesis, to use Wireless Cable technology as a deployment tool in delivering digital video programming to selected major markets.

     Additionally, Section 303 of the 1996 Telecommunications Act has authorized the FCC to issue a Notice of Proposed Rule Making (NPRM), calling for the preemption of state, local, and non-governmental restrictions (such as homeowners associations) on DBS satellite antennas, and Wireless Cable antennas under one meter in diameter, except in reasonable cases involving public safety or historical heritage. This provision is intended to foster full and fair competition among different types of video programming services. If enacted, the NPRM would expand the marketability of Wireless Cable service to households which were subject to zoning codes, covenants, and homeowners association restrictions. No assurances can be made, however, as to whether the FCC will issue such a rule.

     In the United States there are over 100 million television households of which approximately 60% receive its programming from cable companies. Currently there are approximately 200 Wireless Cable operations in the United States, serving approximately 900,000 subscribers, with line of sight access to approximately 30 million television households. Industry analysts estimate that a fully-financed wireless system could reach penetration levels of 12%-25% of line-of-sight homes. These penetration levels could be accomplished because of various factors: additional capital availability to finance growth, inherent cost advantages of Wireless Cable when compared to cable, the adoption of digital compression which would eliminate constraints with respect to channel capacity. In recent years Wireless Cable operators have been very successful in raising capital to expand and consolidate systems. This is evidenced by capital infusions from public equity markets and, most recently, by larger business entities, such as Bell Atlantic, NYNEX, and Pacific Telesis, entering into strategic investment alliances with Wireless Cable operators. These entities have formed a programming and equipment consortium, TeleTV, which has announced its intention to deploy digital Wireless Cable systems in certain geographical areas of the United States in late 1996 or early 1997. This has focused significant interest on Wireless Cable and the possibilities of future growth for this industry. Going forward, the key issues for Wireless Cable to be successful in the United States will be the ability of Wireless Cable operators throughout the United States to deliver comparable video services to a broad base of consumers at competitive rates.

     Internationally, the Wireless Cable industry has experienced significant growth in response to increasing worldwide demand for multichannel television and the increased availability of a variety of programming such as HBO, CNN, MTV, ESPN and Disney. The Company believes that Wireless Cable technology, in many instances, is better suited than traditional cable in providing multichannel television to the consumer, especially in less developed countries and in areas that are not densely populated. The lack of a need for a cable network allows Wireless Cable operators to commence broadcasting more quickly and with less of an initial investment than for traditional cable, and to quickly expand throughout a service area. To date, Wireless Cable systems have been launched throughout Latin America, including major systems in Mexico, Venezuela, Brazil, Argentina, Uruguay and Chile, as well as other countries such as Qatar, Thailand, Malaysia, Nigeria, Australia, Czech Republic and Ireland. Similar launches in these countries, and other geographical areas, are expected to continue as programming is made available to these areas. Because the international markets are not dominated by a single method of delivery, as cable is in the United States, the potential for Wireless Cable as a programming delivery method internationally, is significant.

SATELLITE TELEVISION
     Satellite dishes are used for the reception of video, audio and data transmitted from orbiting satellites. The Company's products are used both in commercial satellite dish applications and home satellite dishes. The Company's Satellite Television product sales, however, are primarily generated from sales of downconverters, amplifiers and integrated feedhorns and amplifiers used in home satellite dish applications.

     The satellite dish is a parabolic reflector antenna. Microwaves are transmitted from orbiting satellites toward the earth's surface. The dish reflects the microwaves back to a focal point where a feedhorn collects the microwaves transferring the frequencies into a amplifier/downconverter. The microwave amplifier literally amplifies the microwave signal millions of times for further processing. The downconverter changes the frequency into an intermediate frequency so that the receiver and television can process the signal and create a picture.

     The home satellite industry has undergone substantial changes over the past several years. During the early 1980's, home satellite systems in the United States were capable of receiving a wide variety of television broadcast signals, including those delivered to pay television and cable television operators, without charge since the transmission signals were not scrambled. In 1986, certain broadcasters began to scramble their signal, and today virtually all premium programmers in the U.S. scramble their programming. To view scrambled programs, the viewer is required to purchase a decoder and pay a periodic fee to the programmer or program reseller.

     Initially, scrambling caused a significant decline in the number of ongoing home satellite dish installations in the United States. However, during the past few years the U.S. consumer dish market has begun to regain momentum because of lower cost equipment and the availability of a variety of programming. According to Satellite Broadcasting and Communications Association statistics, approximately 300,000, 550,000, and 375,000 C-Band "backyard" satellite systems, excluding the Ku-DBS small dish systems discussed below, were shipped in the United States in 1995, 1994, and 1993, respectively, with a current installed base of over 4.0 million households.

     In 1994, the Direct Broadcast System (DBS) was introduced in the United States. The DBS system uses high powered satellites and digital Ku-Band to transmit programming to subscribers. As a result of the satellite transmission power and the Ku frequency, the satellite dish requirement is only about eighteen inches in diameter. This compares to C-Band dishes, which make up the majority of the current installations in the United States, that range from five to twelve feet in diameter. The Ku-DBS system has been very well accepted since its introduction and installations total almost 2.0 million television households. A small dish with the capability of receiving a significant number of channels, primarily because the DBS satellite transmits digital signals at high power levels, offers a consumer an alternative to the big, C-Band backyard dish. As a result, C-Band installations since the DBS launch have been negatively affected. This trend is likely to continue in the United States even though a movable C-Band dish offers a consumer a much broader variety of programming from a number of different satellites.

     The international market for Satellite Television has taken place primarily in Europe, the Middle East, Asia and Latin America where cable penetration is substantially less than in the United States. The Company believes the international market for Satellite Television, which has an installed base of over 20 million dishes, will continue to grow in response to increased worldwide demand for television spurred, in part, by an increase in the availability and variety of programming. Certain United States cable television networks such as CNN, MTV and ESPN have expanded their programming coverage internationally. The availability of highly desirable programming such as HBO, CNN, MTV, ESPN and Disney has led to the growth of the various methods of multichannel television delivery in the many international markets. As previously stated, both C-Band and Ku-Band dishes will be used by consumers depending upon how the programmers choose to transmit such signals. Both Ku-Band and C-Band satellite launches are scheduled over the next several years.

     Because DBS, Ku-Band products are becoming a more significant market, the Company is focusing some of its research and development resources on the development of Ku-DBS products to sustain its position in the Satellite Television market.

     INVESTMENT IN MICRO PULSE, INC.
     In January 1993, the Company purchased a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse") for $100,000 in cash and a $400,000 convertible note payable. In April 1995, the note was converted into 100,000 shares of the Company's common stock. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in global positioning systems ("GPS"). Such products are used in surveying applications, vehicle tracking and marine and airborne navigation. See Note 1 and Note 4 of Notes to Consolidated Financial Statements.

PRODUCTS
     The Company designs a broad line of amplifiers, downconverters, antennas and integrated products used in the reception, conversion and amplification of microwave signals used in conjunction with the reception of audio, video and data transmitted from satellites or earth-based transmitters using microwave signals. Products serve both the Wireless Cable (S-Band) industry and the Satellite Television industry (C-Band and Ku-Band). In addition, the Company has recently introduced a broadband scrambling system called MultiCipher-Registered Trademark-, to be used by Wireless Cable operators to protect its signals from unauthorized viewing. Because MultiCipher is a broadband scrambling system, it decodes all channels transmitted simultaneously. This allows a "whole-house" solution for the Wireless Cable operator and eliminates the requirement of installing a conventional set-top box on each television in the subscribers home. The Company most recently has introduced MultiCipher Plus-TM-, a broadband, whole-house scrambling system with the additional feature of tiering. Tiering allows the operator to offer premium or pay per view programming to individual subscribers, a feature MultiCipher basic did not have. In addition, the Company's MultiCipher decoder units will be available in outdoor units as well as indoor units.


     During fiscal years 1996, 1995 and 1994, Wireless Cable products contributed 70.0%, 45.9% and 32.8% of the Company's sales, respectively, and Satellite Television products contributed 29.3%, 53.4% and 66.9% of the Company's sales. For certain information regarding the Company's sales by product line and geographical areas, see Note 11 of Notes to Consolidated Financial Statements.

MANUFACTURING
     The Company manufactures its products exclusively in its Camarillo, California, USA, facility. Manufacturing operations consist principally of assembling, microwave tuning and testing of electronic components built from fabricated parts, printed circuit boards and electronic devices. The Company is currently evaluating other manufacturing operations in other countries.

     Electronic devices, components and raw materials used in the Company's products are generally obtained from a number of suppliers, although certain materials are obtained from a limited number of sources. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company attempts to operate without substantial levels of raw materials by depending on certain key suppliers to provide material on a "just-in-time" basis. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company's operations.

ISO 9001 INTERNATIONAL CERTIFICATION
     In August 1995, the Company became registered to ISO 9001, the international standard for conformance to quality excellence in meeting market needs in all areas including product design, manufacturing, quality assurance and marketing. The registration assessment was performed by Underwriter's Laboratory, Inc., according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification will be performed semi-annually by Underwriter's Laboratory, Inc.

RESEARCH AND DEVELOPMENT
     Both the Wireless Cable and Satellite Television markets are characterized by technological change, new product introductions and evolving industry standards resulting from ongoing research and development. During the last three years, the Company has focused its research and development resources on three primary areas: broadening it Wireless Cable reception product line, development of the MultiCipher "whole-house" broadband scrambling system, and the development of a Ku-DBS product line. In addition, resources were allocated to reducing product costs and improving performance by product redesign efforts. Research and development costs have increased significantly over the past three fiscal years consistent with this strategy.

     Research and development expenses were $4,376,000, $3,155,000 and $2,045,000 for fiscal years 1996, 1995 and 1994, respectively.

SALES AND MARKETING
     The Company's sales and marketing functions are located in: Camarillo, California, U.S.A.; Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. The Company sells its Wireless Cable products directly to Wireless Cable operators, but will occasionally utilize a distributor for certain geographical regions. The Company sells its Satellite Television products through satellite equipment distributors, but, from time to time, sells certain products to manufacturers for incorporation into complete satellite dish systems.

     The Company may, from time to time, add additional employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller. See also Note 11 of Notes to Consolidated Financial Statements for major customer and geographical sales information.

COMPETITION
     The markets in which the Company participates are highly competitive. In addition, if the markets for the Company's products continue to grow, the Company anticipates increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than those of the Company. Furthermore, because some of the Company's products may not be proprietary, they may be duplicated by low-cost producers, resulting in price and margin pressures.

     The Company believes that competition in its markets is based primarily on price, performance, reputation, product reliability and technical support. In the Wireless Cable market, the Company has supplier relationships with major Wireless Cable operators in various regions of the world, and believes that its pricing, accompanied by product performance, low field failure rate, and its technical support, are currently competitive advantages to the Company. In the Satellite Television market, where the Company has participated for over fifteen years, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors.

     The Company's continued success in these markets, however, will depend upon its ability to continue to design and manufacture quality products at competitive prices.

BACKLOG
     The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant. As the Company's sales shift from Satellite Television products to Wireless Cable products, however, the Company is emphasizing long-term arrangements with Wireless Operators to increase backlog and sales visibility. Because of customer order modifications, cancellations, or awaiting wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period.

PATENTS, TRADEMARKS AND LICENSES
     The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     The Company currently has seven patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. The Company does believe, however, that certain Wireless Cable antenna patented designs, and the broadband scrambling patent for MultiCipher are significant and may result in a competitive advantage for the Company. The Company currently has four other patents pending.

     California Amplifier-Registered Trademark- and MultiCipher are federally registered trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

EMPLOYEES
     At March 2, 1996, the Company had 441 employees. None of the Company's employees are represented by a labor union.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and manufacturing facility is located in Camarillo, California (approximately 60 miles north of Los Angeles) and consists of approximately 64,000 square feet located on approximately four acres of land. The facility is leased under a lease agreement which expires in 2004. In addition, the Company leases approximately 11,000 square feet of space across from its existing facility which is used for storage. The Company also leases offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. See also Note 10 to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is currently not a defendant in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended March 2, 1996, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market ("NNM") under the trading symbol "CAMP." The following table sets forth for each fiscal period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the NNM:


                                                  HIGH       LOW

          FISCAL YEAR ENDED MARCH 2, 1996:
          1st Quarter                             5-3/8     3-1/8
          2nd Quarter                             7-1/2     4-3/4
          3rd Quarter                            12-1/2     7-3/16
          4th Quarter                            24-3/16   12-1/8

          FISCAL YEAR ENDED MARCH 4, 1995:
          1st Quarter                             3-1/2     1-9/16
          2nd Quarter                             2-5/8     1-5/8
          3rd Quarter                             3-1/2     2-1/8
          4th Quarter                             3-9/16    2-13/16


     On March 22, 1996, the Company effected a two-for-one stock split. All per share amounts contained herein have been retroactively adjusted to reflect the stock split.

     At May 24, 1996 the number of stockholders of record of the Company's Common Stock was 305. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 7,500.

     The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data which has been derived from the audited financial statements of the Company for each of the respective years. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.


CONSOLIDATED STATEMENTS OF INCOME DATA:
(in thousands, except per share data)

                                      FISCAL YEARS ENDED
- ------------------------------------------------------------------------
                        MAR 2,    MAR 4,   FEB 26,   FEB 27,   FEB 29,
                         1996      1995      1994      1993      1992
- ------------------------------------------------------------------------
Sales                  $61,590   $45,656   $40,664   $35,785   $20,634

Income before taxes      7,638     3,770     2,279     4,204     1,901

Net income               4,958     2,451     1,556     3,050     1,581

Net income per share       .41       .22       .14       .30       .16
- ------------------------------------------------------------------------



CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                  AS OF EACH FISCAL YEAR END
- ------------------------------------------------------------------------
                         1996      1995      1994      1993       1992
- ------------------------------------------------------------------------
Total assets           $32,573   $22,087   $19,599   $16,037    $9,064

Working capital         15,743     8,552     6,093     2,472     1,696

Long-term debt             767       782       773       400       134

Stockholders' equity    22,924    14,899    12,163     7,288     3,664
- ------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of
Income:

                                            FISCAL YEAR ENDED
- ---------------------------------------------------------------------------
                                  MARCH 2,       MARCH 4,     FEBRUARY 26,
                                    1996           1995           1994
- ---------------------------------------------------------------------------
Sales:
     Wireless Cable                 70.0%          45.9%          32.8%
     Satellite Television           29.3           53.4           66.9
     Other                            .7             .7             .3
- ---------------------------------------------------------------------------
Total sales                        100.0          100.0          100.0
Gross profit                        34.0           31.2           29.1
Research and development             7.1            6.9            5.0
Selling                              8.1            8.1            8.9
General and administrative           6.6            7.9            8.6
- ---------------------------------------------------------------------------
Income from operations              12.2            8.3            6.6
Interest and other, net               -              -           (1.0)
- ---------------------------------------------------------------------------
Income before provision for
     income taxes                   12.2            8.3            5.6
Provision for income taxes           4.3            2.9            1.8
- ---------------------------------------------------------------------------
Net income                           7.9%           5.4%           3.8%
- ---------------------------------------------------------------------------

FISCAL YEARS 1996 AND 1995
     Sales increased by $15.9 million, or 34.8%, from $45.7 million in fiscal year 1995 to $61.6 million in fiscal year 1996. The fiscal year 1996 sales increase is primarily a result of increases in Wireless Cable sales offset by decreases in Satellite Television sales. Sales of Wireless Cable products increased $22.2 million, or 105.8%, from $21.0 million to $43.2 million, while sales of Satellite Television products decreased $6.3 million, or 25.9%, from $24.4 million to $18.1 million. Total domestic sales decreased $3.4 million, or 16.6%, from $20.6 million to $17.2 million, and foreign sales increased $19.3, or 77%, from $25.1 million to $44.4 million.

     The increase in Wireless Cable sales resulted from strong international demand for the Company's Wireless Cable reception products, and the introduction of the Company's broadband scrambling system, MultiCipher. Wireless Cable sales in the United States remained relatively flat with the sales of the prior year. This is a result of ordering patterns by domestic operators as they more closely monitor inventory levels to growth projections, increased competition, and the decision by some operators to limit their growth plans awaiting the availability of digital equipment.

     The decrease in Satellite Television product sales resulted from continued pressure domestically on C-Band satellite dish sales as the market shifts to the Ku-DBS alternative, and increased competition in Latin America for C-Band products. The Company has recently introduced a Ku-Band, DBS type downconverter and feedhorn. The Company believes this product, if accepted in the marketplace, should help offset some of the softness in the C-Band product line.

     Gross profits increased by $6.7 million, or 47.3%, from $14.2 million to $21.0 million. Gross margins increased from 31.2% to 34%. The increase in gross profit resulted from increased sales volumes of Wireless

Cable products, and an increase in gross margins over the prior year. In a focused effort to increase gross margins, the Company has emphasized the following: a sales shift from Satellite Television products to Wireless Cable products, lower cost designs, new product introductions and manufacturing process improvement and cost reduction programs.

     Research and development expenses increased by $1.2 million, from $3.2 million to $4.4 million. As a percentage of sales, research and development increased from 6.9% to 7.1%. The increases result from additional resources, primarily personnel and equipment, to focus on the design and development of: a broader line of Wireless Cable reception products, the MultiCipher "whole-house" scrambling system, and Ku-DBS products for Satellite Television.

     Selling expenses increased by $1.3 million, from $3.7 million to $5.0 million, but as a percentage of sales remained constant at 8.1%. Selling expenses increased due to increased sales to foreign markets, and the Company's focus on expanding its sales and marketing presence in these markets.

     General and administrative expenses increased by $494,000, from $3.6 million to $4.1 million, but decreased as a percentage of sales, from 7.9% to 6.6%. The increase in expenses resulted primarily from increased personnel in administration and information services, and increased incentive bonuses based upon fiscal year 1996 operating performance.

     Income from operations increased by $3.7 million, or 98.6%, from $3.8 million to $7.5 million. The principal reasons for the increase were increased sales and increased gross margins, offset by increases in operating expenses.

     The $100,000 loss attributable to non-consolidated subsidiary relates to the Company's 50% equity investment in Micro Pulse. The Company recognized $125,000 in income which represented 50% of Micro Pulse's fiscal year 1996 net income of $250,000, offset by $225,000 in amortization expense relating to the Company's initial investment in excess of 50% of Micro Pulse's net equity.

     The provision for income taxes increased by $1.4 million, from $1.3 million to $2.7 million. Income taxes as a percentage of income before taxes was 35% in fiscal years 1996 and 1995. The 35% rate is a result of taxes based upon a statutory rate offset by benefits relating to its foreign sales corporation and research and development tax credits.

     Net income increased $2.5 million, or 102%, from $2.5 million to $5.0 million.

FISCAL YEARS 1995 AND 1994
     Sales increased by $5.0 million, or 12.3%, from $40.7 million in fiscal year 1994 to $45.7 million in fiscal year 1995. The fiscal year 1995 sales increase was primarily a result of increases in Wireless Cable sales offset by decreases in Satellite Television sales. Sales of Wireless Cable products increased $7.7 million, or 57.1%, from $13.3 million to $21.0 million, while sales of Satellite Television products decreased $2.8 million, or 10.3%, from $27.2 million to $24.4 million. Total domestic sales increased $4.6 million, or 28.9%, from $16.0 million to $20.6 million, and foreign sales increased $400,000, or 1.6%, from $24.7 million to $25.1 million.

     The increase in Wireless Cable sales was a result of market growth in both the domestic and foreign markets, and the Company's successful penetration into these markets with a broader line of Wireless Cable products. The decrease in Satellite Television sales was a result of various factors: the Company's decision to offer its products in markets where customer requirements place an emphasis on performance and quality; softness in the Middle East markets; and the introduction of the Direct Broadcast Satellite (DBS) in the United States.

     Gross profits increased by $2.4 million, or 20.3%, from $11.8 million to $14.2 million. Gross margins increased from 29.1% to 31.2%. The increase in gross profit resulted from increased sales volumes and an increase in gross margins over the prior year.

     Research and development expenses increased by $1.2 million, from $2.0 million to $3.2 million. As a percentage of sales, research and development increased from 5.0% to 6.9%. The increases resulted primarily from personnel additions, salary increases and increased depreciation expense on equipment additions.

     Selling expenses increased by $88,000, from $3.6 million to $3.7 million, but decreased as a percentage of sales, from 8.9% to 8.1%. Selling expenses remained relatively the same, in terms of dollars, from year-to-year primarily as a result of economies of scale achieved on sales increases to existing customers and additional customer concentration in certain geographical areas.

     General and administrative expenses increased by $90,000, from $3.5 million to $3.6 million, but decreased as a percentage of sales, from 8.6% to 7.9%. The dollar increase resulted primarily from increased incentive bonus awards based upon fiscal year 1995 operating performance, and additions to the allowance for doubtful accounts.

     Income from operations increased by $1.1 million, from $2.7 million to $3.8 million. The principal reasons for the increase were increased sales and increased gross margins offset by significant increases in operating expenses.

     The $50,000 loss attributable to non-consolidated subsidiary relates to the Company's 50% equity investment in Micro Pulse. The Company recognized $50,000 in income which represented 50% of Micro Pulse's fiscal year 1995 net income of $100,000, offset by $100,000 in amortization expense relating to the Company's initial investment in excess of 50% of Micro Pulse's net equity.

     The provision for income taxes increased by $596,000, from $723,000 to $1.3 million. Income taxes as a percentage of income before taxes was 35% in fiscal year 1995, compared to 31.7% in fiscal year 1994 when the Company utilized its remaining State of California loss carryforwards. The 35% rate is a result of taxes based upon a statutory rate offset by benefits relating to its foreign sales corporation and research and development tax credits.

     Net income increased $895,000, or 57.5%, from $1.6 million to $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES
     As of March 2, 1996 the Company had cash on hand of $11.6 million and working capital of $15.7 million. In addition, the Company has a $5.0 million working capital facility with California United Bank, a $2.0 million capital equipment facility with NationsBank and California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French Bank to borrow up to $600,000. As of March 2, 1996, no amounts were outstanding under any of these arrangements, except for approximately $1.8 million in term debt due to NationsBank, borrowed under prior capital equipment agreements. The $5.0 million credit facility with California United Bank expires on August 1, 1996, however, the Company has verbal assurances from the Bank that the agreement will be renewed for an additional year at similar or more favorable terms. The equipment facility with NationsBank expires in December 1996, at which time the Company will decide whether to renew such arrangement.

     The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

     The Company believes that inflation has not had a material effect on its operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed hereunder are indexed on page 17 of this report and are incorporated herein by reference.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

             NAME          AGE                       POSITION
   ----------------------  ---   ----------------------------------------------
   Ira Coron                67   Chairman, Chief Executive Officer and Director
   David R. Nichols         37   Executive Vice President, Operations and
                                    Director
   Kris Kelkar              32   Senior Vice President, Sales and Marketing
   Michael R. Ferron        41   Vice President, Finance, Chief Financial
                                    Officer and Corporate Secretary
   Arthur H. Hausman (1)    72   Director
   William E. McKenna (1)   76   Director

- ------------
(1)  Member of Compensation Committee and Audit Committee.

     Ira Coron was elected Chairman and Chief Executive Officer in March 1994. From 1989 to 1994 he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc., after serving in numerous senior management positions from June 1967 to July 1989 among which was Vice President and General Manager of TRW's Electronic Components Group. He also serves on the Board of Directors of the Wireless Cable Association and Made 2 Manage Systems, Inc.

     David R. Nichols, a co-founder of the Company, has been President and Chief Operating Officer since March 1989. In March 1995, Mr. Nichols' title was changed to Executive Vice President, Operations, to more accurately reflect his responsibilities.

     Kris Kelkar was appointed Senior Vice President of Sales and Marketing in April 1995. Since 1988 he held various positions with General Instrument Corporation, more recently he held the position of Vice President of International Marketing for General Instrument's Communications Division.

     Michael R. Ferron was appointed Vice President, Finance and Chief Financial Officer in October 1990 and Corporate Secretary in March 1991. Prior to October 1990, Mr. Ferron was employed by the accounting firms of Deloitte & Touche and Arthur Young & Company, respectively.

     Arthur H. Hausman has been a director of the Company since 1987. Mr. Hausman is Chairman Emeritus of the Board of Ampex Corporation. He served as Chairman of the Board of Directors and Chief Executive Officer of

Ampex, having been with Ampex for 27 years until his retirement in 1988. He currently serves as a director of Drexler Technology Corporation, California Microwave, Inc., and director emeritus of TCI, Inc. He was appointed by President Reagan to the President's Export Council, to the Council's Executive Committee and to the Chairmanship of the Export Administration Subordinate Committee of the Council for the period 1985 to 1989.

     William E. McKenna has been a director of the Company since October 1983. Mr. McKenna has been general partner of MCK Investment Company (a private investment company) since December 1977. He is also a director of LDB Corporation, Calprop Corporation, Drexler Technology Corporation, Midlantic Corporation, Midlantic National Bank, Safeguard Health Enterprises, Inc., WMS Industries, Inc. and Williams Hospitality Group, Inc.

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of stockholders or until his successor has been duly elected and qualified. Each non-employee director receives an annual stock option grant to purchase 8,000 shares at the fair-market-value at time of grant which vest over a one-year period, a monthly fee of $1,250, and reimbursement of out-of-pocket expenses in attending the Company's Board of Directors meetings. There are no family relationships among any directors or executive officers of the Company.

     The Company has a Compensation Committee which reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's officers and to administer the Company's Key Employee Stock Option Plans. The Company also has an Audit Committee which reviews the scope of audit procedures employed by the Company's independent auditors, reviews the audit reports rendered by the Company's independent auditors and approves the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 19, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 19, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 19, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page 17 of this report.

(b) FORM 8-K. The Company made no filings on Form 8-K during the three months ended March 2, 1996.

(c) EXHIBITS. Reference is made to the Index to Exhibits on pages 32-34 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CALIFORNIA AMPLIFIER, INC.



                                        By:        /s/ Ira Coron
                                             Chairman of the Board and
                                              Chief Executive Officer
Dated:  May 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                    CAPACITIES
       SIGNATURES                 IN WHICH SERVED                    DATES
       ----------                 ---------------                    -----
/s/ Ira Coron            Chairman, Chief Executive               May 29, 1996
                         Officer and Director (Principal
                         Executive Officer)

/s/ David R. Nichols     Executive Vice President, Operations    May 29, 1996
                         and Director

/s/ Arthur H. Hausman    Director                                May 29, 1996

/s/ William E. McKenna   Director                                May 29, 1996

/s/ Michael R. Ferron    Vice President, Finance                 May 29, 1996
                         and Chief Financial Officer
                         (Principal Accounting Officer)

                           CALIFORNIA AMPLIFIER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . .   18

FINANCIAL STATEMENTS:

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .   19

Consolidated Statements of Income. . . . . . . . . . . . . . . . . . .   20

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . .   21

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .   22

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   23-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
California Amplifier, Inc.:

     We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of March 2, 1996, and March 4, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of March 2, 1996 and March 4, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 1996 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Los Angeles, California
April 22, 1996

                           CALIFORNIA AMPLIFIER, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                              MARCH 2,       MARCH 4,
                                                                1996           1995
- ---------------------------------------------------------------------------------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                      $11,637        $ 1,654
Accounts receivable                                              4,645          6,039
Inventories                                                      6,744          6,029
Deferred tax asset                                               1,200            800
Prepaid expenses and other current assets                          399            436
- ---------------------------------------------------------------------------------------
      Total current assets                                      24,625         14,958

Property and equipment -- at cost, net of
   accumulated depreciation and amortization                     6,160          5,457
Investment in non-consolidated subsidiary                          852            977
Note receivable                                                    225            250
Other assets                                                       711            445
- ---------------------------------------------------------------------------------------
                                                               $32,573        $22,087
- ---------------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $ 3,230        $ 2,475
Accrued liabilities                                              4,659          2,940
Current portion of long-term debt                                  993            991
- ---------------------------------------------------------------------------------------
      Total current liabilities                                  8,882          6,406

Long-term debt                                                     767            782

Commitments

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
   no shares outstanding                                           ---            ---
Common stock, $.01 par value; 15,000 shares authorized;
   11,519 shares outstanding in March 1996 and
   10,816 in March 1995                                            115            108
Additional paid-in capital                                      13,274         10,214
Retained earnings                                                9,535          4,577
- ---------------------------------------------------------------------------------------
Total stockhodlers' equity                                      22,924         14,899
- ---------------------------------------------------------------------------------------
                                                               $32,573        $22,087
- ---------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CALIFORNIA AMPLIFIER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)


                                                               FISCAL YEAR ENDED
- ---------------------------------------------------------------------------------------------
                                                    MARCH 2,     MARCH 4,     FEBRUARY 26,
                                                      1996         1995            1994
- ---------------------------------------------------------------------------------------------
Sales                                              $ 61,590      $ 45,656        $ 40,664
Cost of sales                                        40,637        31,432          28,838
- ---------------------------------------------------------------------------------------------
Gross profit                                         20,953        14,224          11,826

Research and development                              4,376         3,155           2,045
Selling                                               5,003         3,712           3,624
General and administrative                            4,077         3,583           3,493
- ---------------------------------------------------------------------------------------------
Income from operations                                7,497         3,774           2,664

Interest and other income                               460           247              94
Interest expense                                       (219)        (201)            (228)
Loss attributable to non-consolidated subsidiary       (100)         (50)            (251)
- ---------------------------------------------------------------------------------------------

Income before provision for
   income taxes                                       7,638         3,770           2,279
Provision for income taxes                            2,680         1,319             723
- ---------------------------------------------------------------------------------------------

Net income                                          $ 4,958       $ 2,451         $ 1,556
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

Net income per share                                $   .41       $   .22         $   .14
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

Weighted average shares outstanding                  12,182        11,182          11,114
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CALIFORNIA AMPLIFIER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                          COMMON STOCK   ADDITIONAL  RETAINED
                                       ----------------    PAID-IN   EARNINGS
                                        SHARES   AMOUNT   CAPITAL   (DEFICIT)    TOTAL
- ------------------------------------------------------------------------------------------
Balances at February 27, 1993           9,482     $ 95     $6,623      $570      $7,288

Public sale of common stock, net
   of offering costs of $450            1,800       18      6,192       ---       6,210
Retirement of shares                     (910)      (9)    (3,177)      ---      (3,186)
Exercise of stock options                 204        2        293       ---         295

Net income                                ---      ---        ---     1,556       1,556
- ------------------------------------------------------------------------------------------
Balances at February 26, 1994          10,576      106      9,931     2,126      12,163

Exercise of stock options                 240        2        283       ---         285


Net income                                ---      ---        ---     2,451       2,451
- ------------------------------------------------------------------------------------------
Balances at March 4, 1995              10,816      108     10,214     4,577      14,899

Exercise of stock options                 603        6      2,661       ---       2,667

Conversion of debt                        100        1        399       ---         400

Net income                                ---      ---        ---     4,958       4,958
- ------------------------------------------------------------------------------------------
Balances at March 2, 1996              11,519     $115    $13,274    $9,535     $22,924
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CALIFORNIA AMPLIFIER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               FISCAL YEAR ENDED
- ---------------------------------------------------------------------------------------------
                                                    MARCH 2,     MARCH 4,     FEBRUARY 26,
                                                      1996         1995            1994
- ---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                            $4,958       $2,451           $1,556
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization                       2,693        2,363            1,425
   Loss on sale of property and equipment                 12           19                3
   Loss attributable to
     non-consolidated subsidiary                         100           50              251
   (Increase) decrease in:
     Accounts receivable                               1,394        (773)            (634)
     Inventories                                       (715)        (389)          (1,226)
     Deferred tax asset                                (400)        (200)              ---
     Prepaid expenses and other assets                 (229)          284            (278)
   Increase (decrease) in:
     Accounts payable                                    755      (1,329)            (755)
     Accrued liabilities                               1,719          972            (322)
- ---------------------------------------------------------------------------------------------
Net Cash Provided by operating activities             10,287        3,448               20
- ---------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of property and equipment                  (3,408)      (3,005)          (2,759)
Proceeds from note receivable                            25          105              ---
Payments from (advances to)
   non-consolidated subsidiary                            25         (27)            (450)
- ---------------------------------------------------------------------------------------------
Net cash used in investing activities                (3,358)      (2,927)          (3,209)
- ---------------------------------------------------------------------------------------------
Cash flows from financing activities:
Repayments under line of credit arrangements             ---        (666)            (834)
Debt borrowings                                        1,304        1,273              620
Debt repayments                                        (917)        (498)             (22)
Issuances of common stock, net of retirements          2,667          285            3,319
- ---------------------------------------------------------------------------------------------
Net cash provided by financing activities              3,054          394            3,083
- ---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                    9,983          915            (106)
Cash and cash equivalents
   at beginning of year                                1,654          739              845
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of year                                    $11,637      $ 1,654          $   739
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

California Amplifier, Inc. (the "Company") designs, manufactures and markets a broad line of microwave amplifiers, downconverters, antennas, integrated microwave reception products, and a broadband scrambling system used in conjunction with the delivery of multichannel television.

The Company also has a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse"), a company that designs, manufactures and markets antennas and amplifiers used principally in global positioning systems. Such products are used in surveying applications, vehicle tracking, and marine and airborne navigation (see Note 4).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, California Amplifier s.a.r.l., the Company's subsidiary in France, and Cal Amp FSC, Inc., a foreign sales corporation established for tax purposes. All significant intercompany transactions have been eliminated.

The Company's 50% ownership interest in Micro Pulse is accounted for using the equity method.

FISCAL YEAR

The Company reports results on the basis of a 52/53 week accounting calendar ending on the last Saturday of February or the first Saturday of March.

STOCK SPLIT

On February 16, 1996, the Board of Directors approved a two-for-one stock split distributed in the form of a stock dividend on March 22, 1996. All per share amounts have been retroactively adjusted to reflect this stock split.

REVENUE RECOGNITION

Revenue on product sales is recognized at the time of shipment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has established a reserve for potential write-offs relating to noncollectibility of accounts receivable. As of March 2, 1996, and March 4, 1995, the allowance for doubtful accounts was $1,217,000 and $756,000, respectively. Amounts charged to expense were $473,000, $601,000 and $58,000 in fiscal years 1996, 1995 and 1994, respectively. Amounts charged to the allowance account for bad debt write-offs were $12,000, $153,000 and $169,000 in fiscal years 1996, 1995 and 1994, respectively.

WARRANTY

The Company warrants its products against defects over periods ranging from one to five years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. Warranty expense was $969,000, $578,000 and $395,000 in fiscal years 1996, 1995, and 1994, respectively. Amounts charged to accrued warranty for the actual costs of maintaining the Company's warranty program were $469,000, $578,000 and $495,000, in fiscal years 1996, 1995 and 1994, respectively.

INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

                                 March 2,  March 4,
                                    1996      1995
- -----------------------------------------------------
Raw materials                     $2,480     $2,087
Work in process                      562        346
Finished goods                     3,702      3,596
- -----------------------------------------------------
                                  $6,744     $6,029
- -----------------------------------------------------


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following (in
000's):

                                 March 2,  March 4,
                                    1996      1995
- -----------------------------------------------------
Machinery and equipment          $ 7,516   $ 5,317
Furniture and computers            3,731     3,226
Tooling                            2,620     2,393
Leasehold improvements               580       475
- -----------------------------------------------------
                                  14,447    11,411
Less accumulated depreciation
  and amortization                (8,287)   (5,954)
- -----------------------------------------------------
                                 $ 6,160   $ 5,457
- -----------------------------------------------------


The Company follows the policy of capitalizing expenditures which materially increase asset lives, and charging ordinary maintenance and repairs to operations, as incurred. Amounts expensed as maintenance and repairs were approximately $375,000, $143,000 and $227,000 for fiscal years 1996, 1995 and
1994, respectively.

When assets are sold or disposed of, the cost and related depreciation are removed from the accounts and any resulting gain or loss is included in income.

Depreciation and amortization is based upon the estimated useful lives of the related assets using the straight-line method. Useful lives range from two to five years.

STATEMENTS OF CASH FLOWS

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents.

The Company paid interest of $219,000, $196,000 and $173,000 in fiscal years 1996, 1995 and 1994, respectively. The Company paid income taxes of $1,103,000, $780,000 and $339,000 in fiscal years 1996, 1995 and 1994, respectively.

Non-cash transactions excluded from the consolidated statements of cash flows are as follows:

In fiscal year 1996, the Company exchanged $400,000 of debt into 100,000 shares of its common stock as part of a convertible debt arrangement (see Notes 4 and 7).

NET INCOME PER SHARE

Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The number of shares used in the computation of net income per share for fiscal years 1996, 1995 and 1994 were increased by 996,000, 466,000 and 764,000 shares, respectively, for the dilutive effects of stock options and warrants. Primary earnings per share were not materially different from fully diluted earnings per share.

NEW AUTHORITATIVE PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 in fiscal 1996, the adoption of which had no impact on the Company's financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25), but requires pro forma disclosure of net income and earning per share as if the fair value based method had been applied. The Company will be required to adopt this standard effective in fiscal 1997. While the Company is still evaluating SFAS 123, it currently expects to elect to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements of SFAS 123 only. If the Company makes this election, SFAS 123 will have no impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

3.   NOTE RECEIVABLE

In conjunction with the sale and leaseback of the Company's corporate and manufacturing facility in fiscal 1989, the Company received a promissory note from the buyer of the facility for $355,000. The note bears interest at 10%, payable quarterly. In conjunction with an extension of the lease in February 1995 (see Note 10), the Company received a principal reduction payment on this note of $105,000. In addition, annual principal reduction payments of $25,000 will be received beginning February 1996 and each year thereafter until the note receivable is reduced to $100,000. The balance of the note will be paid in February 2004, at the expiration of the lease term.

4.INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

In January 1993, the Company purchased a 50% ownership interest in Micro Pulse for $500,000. Under the terms of the agreement, the Company paid $100,000 in cash to the principal stockholders of Micro Pulse and issued a $400,000 convertible subordinated note bearing interest at 8% due in January 1996. In April 1995, the holders of the note chose to convert the note, and received 100,000 shares of the Company's common stock.

The investment in Micro Pulse is accounted for using the equity method of accounting. The investment is increased (reduced) by a credit (charge) to income for 50% of the Micro Pulse income (loss). In addition, the portion of the investment that exceeds 50% of Micro Pulse's net equity is being amortized over ten years. For financial statement presentation purposes, the Company considers all amounts advanced to Micro Pulse as part of its investment. A summary of the activity in the investment for fiscal years 1996, 1995 and 1994 is as follows (in 000's):


                                                   1996       1995     1994
- --------------------------------------------------------------------------------
Beginning balance                                 $  977    $1,000    $   801
Net advances (payments) to/from Micro Pulse          (25)       27        450
Amortization of investment in
   excess of 50% of Micro Pulse net equity          (225)     (100)      (151)
50% of Micro Pulse income (loss)                     125        50       (100)
- --------------------------------------------------------------------------------
Ending balance                                    $  852    $  977    $ 1,000
- --------------------------------------------------------------------------------


Summary information relating to the results of operations and the financial condition of Micro Pulse for fiscal years 1996, 1995 and 1994 is as follows (in 000's):




                                                   1996       1995     1994
- --------------------------------------------------------------------------------
Sales                                             $3,500    $2,400    $1,000
Net income (loss)                                    250       100      (200)
Total assets                                       1,100       600       405
Net deficit                                         (145)     (395)     (495)
- --------------------------------------------------------------------------------


The Company recognized sales to Micro Pulse of $377,000 in fiscal year 1996 and $302,000 in fiscal year 1995. The Company recognized interest income of $75,000 in fiscal year 1996 and $78,000 in fiscal year 1995 relating to the receivable due from Micro Pulse. The Company recognized interest expense of $5,000 in fiscal year 1996 and $33,000 in fiscal year 1995, relating to the $400,000 note payable prior to its conversion in April 1995.

5.   ACCRUED LIABILITIES

Accrued liabilities consist of the following (in 000's):

                                 March 2,  March 4,
                                    1996      1995
- -----------------------------------------------------
Payroll and related expenses      $1,547     $1,134
Warranty                           1,100        600
Income taxes                         987        733
Other accrued liabilities          1,025        473
- -----------------------------------------------------
                                  $4,659     $2,940
- -----------------------------------------------------

6.   SHORT-TERM BORROWINGS

The Company has a $5.0 million working capital credit facility with a bank. Borrowings outstanding bear interest at the bank's prime rate (8.25% at March 2, 1996) and are secured by substantially all of the Company's assets, excluding the assets secured by other debt arrangements. The credit facility expires on August 1, 1996. At March 2, 1996, no amounts were outstanding under this credit facility, and $5.0 million was available for borrowing.

The Company's foreign subsidiary has a $600,000 borrowing facility with a French bank. The borrowings are unsecured and bear interest at rates ranging from 6% to 8%. At March 2, 1996, no amounts were outstanding under the credit arrangement, and $600,000 was available for borrowing. The facility can be withdrawn by the bank at any time.

Selected information regarding short-term borrowings for fiscal years 1996, 1995 and 1994 is as follows (in 000's, except percentages):


                                                   1996       1995     1994
- --------------------------------------------------------------------------------
Average amount outstanding                           -      $  339    $1,658
Maximum amount outstanding                           -      $  800    $2,450
Weighted average interest rate during the period     -        7.75%     6.75%

- --------------------------------------------------------------------------------


7.   LONG-TERM DEBT

Long-term debt consists of the following (in 000's):


                                                              March 2,  March 4,
                                                                1996      1995
- --------------------------------------------------------------------------------
Note payable to a bank, secured by equipment,
bearing interest at rates ranging from 6.76% to 7.92%
payable monthly through June 1998                             $1,760    $1,373

Note payable to the principal stockholders of Micro Pulse
bearing interest at 8% converted to equity in
April 1995                                                       ---       400

Less portion due within one year                                (993)     (991)
- --------------------------------------------------------------------------------
                                                                $767      $782
- --------------------------------------------------------------------------------


Annual maturities on long-term debt as of March 2, 1996, are as follows (in 000's):

1997                                                                      $  993
1998                                                                         626
1999                                                                         141
- --------------------------------------------------------------------------------
                                                                          $1,760
- --------------------------------------------------------------------------------


The Company has a $2.0 million equipment arrangement with a bank. No amounts have been borrowed against this arrangement since its issuance in December 1995. The facility expires in December 1996.

8.   INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on changes in the deferred income tax assets or liabilities from period to period.

The provision for income taxes for fiscal years 1996, 1995 and 1994 are as follows (in 000's):


                                                   1996       1995     1994
- --------------------------------------------------------------------------------

Current   - Federal                               $2,512    $1,211    $484
          - State                                    443       214     100
          - Foreign                                  125        94     139
Deferred  - Federal                                 (340)     (170)    ---
          - State                                    (60)      (30)    ---
- --------------------------------------------------------------------------------
                                                  $2,680    $1,319    $723
- --------------------------------------------------------------------------------


Differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 1996, 1995 and 1994 are as follows (in 000's):


                                                   1996       1995     1994
- --------------------------------------------------------------------------------
Income tax at statutory federal rate (34%)        $2,597    $1,282    $610
State income taxes (9.3%), net of federal
  income tax effect                                  458       226     188
Foreign taxes                                        125        94     139
Utilization of net operating loss carryforwards      ---       ---     (58)
Research and development credit                     (102)     (418)   (210)
AMT credit                                           (83)      ---     ---
Other, net                                          (315)      135      54
- --------------------------------------------------------------------------------
                                                  $2,680    $1,319    $723
- --------------------------------------------------------------------------------


The components of the net deferred income tax asset are as follows (in 000's):


                                                              March 2,  March 4,
                                                                1996      1995
- --------------------------------------------------------------------------------
Depreciation                                                  $(280)    $(271)
Warranties                                                      430       240
Inventory valuation                                             325       200
Allowance for doubtful accounts                                 420       300
Other, net                                                      305       331
- --------------------------------------------------------------------------------
                                                             $1,200      $800
- --------------------------------------------------------------------------------

9.COMMON STOCK

CAMP ACQUISITION CORP.

On February 4, 1993, the Company signed an agreement with Charles Ergen, the sole stockholder of CAMP Acquisition Corp., the holder of 910,170 shares of the Company's common stock. Under the terms of the option agreement, the Company advanced to Mr. Ergen non-refundable deposits aggregating $300,000 for the right to purchase CAMP Acquisition Corp. for $3,185,595 until May 31, 1993. The option payments were non-refundable but would reduce the $3,185,595 purchase price if the option was exercised. In April 1993, with part of the proceeds from the sale of 1,800,000 shares of common stock, the Company purchased CAMP Acquisition Corp. and retired the 910,170 shares of California Amplifier, Inc. stock it owned.

SALE OF COMMON STOCK

In April 1993, the Company sold 1,800,000 shares of its common stock in a public offering at $4.00 per share, generating net proceeds of approximately $6.2 million. In conjunction with this stock offering, the Company granted the underwriter warrants to purchase 100,000 shares at $4.80 per share, or 120% of the offering price. The warrants are outstanding at March 2, 1996 and expire in April 1998.

STOCK OPTION PLANS

The Company currently has one option plan: The 1989 Key Employee Stock Option Plan ("1989 Plan"). Under the 1989 Plan, incentive and nonqualified stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually over a four year vesting period.

Option information for each of the three fiscal years in the period ended March 2, 1996 is as follows (in 000's except dollar amounts):


                                                   1996       1995     1994
- --------------------------------------------------------------------------------
Options outstanding at beginning of year:         1,464       1,298   1,022
Granted                                             562         458     478
Canceled                                           (109)        (52)    ---
Exercised                                          (603)       (240)   (202)
- --------------------------------------------------------------------------------
Options outstanding at end of year:               1,314       1,464   1,298
- --------------------------------------------------------------------------------

As of March 2, 1996, the following relates to options outstanding:

Exercisable options                                                      340,155
Option exercise prices                                           $0.69 to $14.94
Average exercise price of all outstanding options                          $4.83
Options available for future grant                                       299,400
- --------------------------------------------------------------------------------

10.COMMITMENTS


The Company leases its corporate and manufacturing facility as part of an operating lease through February 2004. The Company pays annual rents of $462,000 through July 2001, at which time the annual rent will increase to $480,000 until February 2004 when the lease expires. The lease agreement also requires the Company to pay all property taxes and any insurance premiums associated with the coverage of the facility.

The Company also leases a storage facility in Camarillo, California, U.S.A. and offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand, under certain lease arrangements. In addition, the Company leases equipment used in the manufacturing operation.

The following table represents the future minimum rent payments required under all operating leases with terms in excess of one year as of March 2, 1996 (in 000's):

Fiscal Year:
1997                                                                      $  680
1998                                                                         496
1999                                                                         462
2000                                                                         462
Thereafter                                                                 1,914
- --------------------------------------------------------------------------------
                                                                          $4,014
- --------------------------------------------------------------------------------


Rent expense for fiscal years 1996, 1995 and 1994 was $1,200,000, $1,186,000 and $1,114,000 respectively.

11.  MAJOR CUSTOMERS AND FOREIGN SALES INFORMATION

The Company operates in a single business segment: the design, manufacture and sale of microwave components and subsystems. In fiscal year 1996, one customer accounted for 13% of the Company's sales. In fiscal years 1995 and 1994, no customer accounted for more than 10% of the Company's sales.

Sales information by product line, by domestic and foreign sales, and by geographical area are as follows (unaudited in 000's):


                                                   1996       1995     1994
- --------------------------------------------------------------------------------
Wireless Cable                                    $43,155   $20,965   $13,343
Satellite Television                               18,058    24,389    27,213
Other                                                 377       302       108
- --------------------------------------------------------------------------------
                                                  $61,590   $45,656   $40,664
- --------------------------------------------------------------------------------
Domestic                                          $17,136   $20,565   $15,956
Foreign                                            44,454    25,091    24,708
- --------------------------------------------------------------------------------
                                                  $61,590   $45,656   $40,664
- --------------------------------------------------------------------------------
U.S. & Canada                                     $18,113   $20,822   $16,161
Latin America                                       9,673    13,544    12,171
Europe                                             10,871     2,064     4,910
Middle East                                           245     2,331     3,913
Africa                                              3,085     4,546     2,141
Asia                                               17,343     2,223     1,259
Australia                                           2,260       126       109
- --------------------------------------------------------------------------------
                                                  $61,590   $45,656   $40,664
- --------------------------------------------------------------------------------

12.  QUARTERLY FINANCIAL INFORMATION

The following summarizes certain quarterly unaudited statements of income data for each of the quarters in fiscal years 1996 and 1995 (in 000's, except percentages and per share data):

- -------------------------------------------------------------------------
                          First   Second    Third    Fourth
                         Quarter  Quarter  Quarter  Quarter  Fiscal 1996
- -------------------------------------------------------------------------
Sales                    $12,665  $14,505  $16,314  $18,106    $61,590
Gross profits              4,204    4,876    5,562    6,311     20,953
Gross margins              33.2%    33.6%    34.1%    34.9%      34.0%
Net income                   852    1,071    1,357    1,678      4,958
Income per share             .07      .09      .11      .14        .41
- -------------------------------------------------------------------------
                          First   Second    Third    Fourth
                         Quarter  Quarter  Quarter  Quarter  Fiscal 1995
- -------------------------------------------------------------------------
Sales                    $11,184  $11,321  $11,661  $11,490    $45,656
Gross profits              3,230    3,397    3,787    3,810     14,224
Gross margins              28.9%    30.0%    32.5%    33.2%      31.2%
Net income                   406      550      714      781      2,451
Income per share             .04      .05      .06      .07        .22
- -------------------------------------------------------------------------

                                INDEX TO EXHIBITS

3.1     Certificate of Incorporation of the Registrant, as amended, filed as
        Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

3.2 Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Form 8-K dated February 27, 1992 and by this reference is incorporated herein and made a part hereof.

10.1 1984 Key Employee Stock Option Plan filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (2-87042) and by this reference is incorporated herein and made a part hereof.

10.2 Form of Incentive Stock Option Agreement filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (2-87042) and by this reference is incorporated herein and made a part hereof.

10.3 Form of Nonqualified Stock Option Agreement filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (2-87042) and by this reference is incorporated herein and made a part hereof.

10.4 1989 Key Employee Stock Option Plan filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (33-31427) and by this reference is incorporated herein and made a part hereof.

10.4.1  Amendment No. 1 to the 1989 Key Employee Stock Option Plan filed as
        Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (33-36944) and by this reference is incorporated herein and made a part hereof.

10.4.2  Amendment No. 2 to the 1989 Key Employee Stock Option Plan filed as
        Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 (33-72704) and by this reference is incorporated herein and made a part hereof.

10.4.3  Amendment No. 3 to the 1989 Key Employee Stock Option Plan filed as
        Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 (33-60879) and by this reference is incorporated herein and made a part hereof.

10.5 Form of Incentive Stock Option Agreement filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (33-31427) and by this reference is incorporated herein and made a part hereof.

10.6 Form of Nonqualified Stock Option Agreement filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (33-31427) and by this reference is incorporated herein and made a part hereof.

10.7 Form of Option Agreement for Non-Employee Directors filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 (33-36944) and by this reference is incorporated herein and made a part hereof.

10.8 Letter Agreements regarding sale of the building dated July 18, 1988, filed as an exhibit to Form 8-K, dated February 27, 1989, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 and by this reference is incorporated herein and made a part hereof.

10.9 Building Lease and Rider on building between the Registrant and Calle San Pablo Property Co. dated January 31, 1989, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 and by this reference is incorporated herein and made a part hereof.

10.9.1 Amendment of Lease on building between the Registrant and Calle San Pablo Property Co. dated February 9, 1995, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

10.10 Form of Indemnity Agreement filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 and by this reference is incorporated herein and made a part hereof.

10.11 Stockholder Rights Plan filed as an exhibit to the Registrant's Form 8-K dated September 5, 1991 and by this reference is incorporated herein and made a part hereof.

10.12 Distribution Agreement between Registrant and Pan Asian Systems, Ltd., dated July 3, 1992 filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

10.13 Stock Purchase Agreement dated December 31, 1992 by and among Registrant, Peter J. Connolly, Steven G. Ow and Toni Ow, and The Peter
        J. Connolly Charitable Remainder Unitrust dated June 15, 1992 filed as
        Exhibit 10.20 to the Company's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

10.14 8% Convertible Subordinated Note dated January 20, 1993 by Registrant payable to The Peter J. Connolly Charitable Remainder Unitrust dated June 15, 1992 filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

10.15 8% Convertible Subordinated Note dated January 20, 1993 by Registrant payable to Steven G. Ow and Toni Ow dated June 15, 1992 filed as Exhibit
        10.22 to the Registrant's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

10.16 Promissory Note dated January 20, 1993 by Micro Pulse Incorporated, payable to Registrant filed as Exhibit 10.23 to the Registrant's Registration statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

10.17 Option Agreement entered into as of February 4, 1993 by and among CAMP Acquisition Corp., Mr. Charles W. Ergen and the Registrant filed as
        Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

10.18 Promissory Note Agreement between Registrant and California United Bank dated April 5, 1993, filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 27, 1993 and by this reference is incorporated herein and made part hereof.

10.19 Change in Terms Agreement between Registrant and California United Bank, dated July 22, 1994, and filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

10.20 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 22, 1994, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

10.21 Second Amendment to Business Loan Agreement between Registrant and California United Bank, dated September 13, 1994, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

*10.22 Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995.

*10.23 Promissory Note between Registrant and California United Bank dated July 26, 1995.

*10.24 Commercial Security Agreement between Registrant and California United Bank dated July 26, 1995.

*10.25 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995.

*27     Financial Data Schedule
___________________

*Filed herewith