Form 10-Q
period 1996-06-01
CALIFORNIA AMPLIFIER INC
filed 1996-07-11
CIK 730255

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- --  ACT OF 1934

For the quarterly period ended:        June 1, 1996

                                                           OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- --  EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number:                012182

                               CALIFORNIA AMPLIFIER, INC.
                   (Exact name of registrant's specified in its charter)

          Delaware                                             95-3647070
- -------------------------------                         -----------------------
(State or Other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

   460 Calle San Pablo
   Camarillo, California                                          93012
- -------------------------------                         -----------------------
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

                                 Yes  X      No
                                     ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of June 1, 1996:     11,564,384

Number of pages in this Form 10-Q:    7

                               PART I - FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
- -----------------------------------------------------------------------------------------

                                                           June 1,            Mar. 2,
                                                            1996               1996
                                                         ----------         -----------
                                                         (Unaudited)          (Audited)
- -----------------------------------------------------------------------------------------

                                           ASSETS
Current assets:
Cash and cash equivalents                                $ 6,525            $11,637
Accounts receivable                                        8,007              4,645
Inventories                                                8,080              6,744
Deferred tax asset                                         1,200              1,200
Prepaid expenses and other current assets                    407                399
- -----------------------------------------------------------------------------------------
  Total current assets                                    24,219             24,625

Property and equipment - at cost, net
  of depreciation and amortization                         7,743              6,160
Investment in non-consolidated subsidiary                    897                852
Other assets                                               1,181                936
- -----------------------------------------------------------------------------------------
                                                         $34,040            $32,573
- -----------------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                         $ 3,613            $ 3,230
Accrued liabilities                                        4,270              4,659
Current portion of long-term debt                            939                993
- -----------------------------------------------------------------------------------------
  Total current liabilities                                8,822              8,882

Long-term debt                                               563                767

Commitments                                                   --                 --

Stockholders' equity
Preferred stock, 3,000 shares
  authorized; no shares outstanding                           --                 --
Common stock, $.01 par value;
  15,000 shares authorized;
  11,564 shares outstanding in
  June 1996 and 11,519 in March 1996                         116                115
Additional paid-in capital                                13,381             13,274
Retained earnings                                         11,158              9,535
- -----------------------------------------------------------------------------------------
Total stockholders' equity                                24,655             22,924
- -----------------------------------------------------------------------------------------
                                                         $34,040            $32,573
- -----------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)


                                                               Three Months Ended
- -----------------------------------------------------------------------------------------
                                                          June 1,              June 3,
                                                           1996                 1995
- -----------------------------------------------------------------------------------------

Sales                                                     $17,275              $12,665
Cost of sales                                              11,232                8,461
- -----------------------------------------------------------------------------------------
Gross profit                                                6,043                4,204

Research and development                                    1,473                  963
Selling                                                     1,333                1,052
General and administrative                                    884                  934
- -----------------------------------------------------------------------------------------
Income from operations                                      2,353                1,255

Interest and other income (expense), net                      139                   57
- -----------------------------------------------------------------------------------------
Income before taxes                                         2,492                1,312
Provision for income taxes                                    869                  460
- -----------------------------------------------------------------------------------------
Net income                                                $ 1,623              $   852
- -----------------------------------------------------------------------------------------

Net income per share                                      $   .13              $   .07
- -----------------------------------------------------------------------------------------

Weighted average number of shares outstanding              12,742               11,560
- -----------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)


                                                               Three Months Ended
- -----------------------------------------------------------------------------------------
                                                          June 1,              June 3,
                                                           1996                 1995
- -----------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                $ 1,623              $   852
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                               712                  638
  (Increase) decrease in:
    Accounts receivable                                    (3,362)                 503
    Inventories                                            (1,336)              (1,210)
    Prepaid expenses and other assets                        (253)                  (9)
  Increase (decrease) in:
    Accounts payable                                          383                1,019
    Accrued liabilities                                      (389)                 (36)
- -----------------------------------------------------------------------------------------
Cash provided by operating activities:                     (2,622)               1,757
- -----------------------------------------------------------------------------------------

Cash flows used in investing activities:
 Purchase of property and equipment                        (2,295)              (1,658)
 Investments in non-consolidated subsidiary                   (45)                 (37)
- -----------------------------------------------------------------------------------------
Cash used in investing activities:                         (2,340)              (1,695)
- -----------------------------------------------------------------------------------------

Cash flows from financing activities:
 Short-term debt borrowings                                                         --
 Term debt repayments                                        (258)                (146)
 Issuance of common stock                                     108                  154
- -----------------------------------------------------------------------------------------
Cash provided (used) by financing activities:                (150)                   8
- -----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (5,112)                  70
Cash and cash equivalents at the beginning of period       11,637                1,654
- -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 6,525               $1,724
- -----------------------------------------------------------------------------------------

                              CALIFORNIA AMPLIFIER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 2, 1996. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

2. INVENTORIES -- Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                          June 1, 1996        March 2, 1996
                                          ------------        -------------

         Raw material                        $2,717              $2,480
         Work in process                        403                 562
         Finished goods                       4,960               3,702
                                             ------              ------
                                             $8,080              $6,744
                                             ------              ------

3. NET INCOME PER SHARE -- Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three months ended June 1, 1996 and June 3, 1995 were increased by 1,208,000 and 648,000 respectively, for the dilutive effects of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 1, 1996 AND JUNE 3, 1995

SALES

Sales increased by $4.6 million, or 36% from $12.7 million for the three months ended June 3, 1995 to $17.3 million for the three months ended June 1, 1996. The sales increase resulted from increases in Wireless Cable sales offset by decreases in Satellite Television product sales. Sales of Wireless Cable products increased $5.5. million or 74% to $13.0 million. Sales of Satellite Television products decreased $790,000 or 15% to $4.3 million. The increase in Wireless Cable sales resulted primarily from increased international sales of MultiCipher and wireless reception products relating to a contract received in fiscal year 1996. The decrease in Satellite Television product sales resulted from continued softness in the domestic C-Band market and price competition in certain foreign markets, primarily Latin America.

The Company's sales growth during the remainder of fiscal year 1997 relies heavily on renewed growth in the wireless reception products market, both in the U.S. and internationally, and the introduction and acceptance of MultiCipher Plus, which is currently in a limited number of installations under evaluation.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $1.8 million or 44% from $4.2 million to $6.0 million. Gross margins increased from 33.2% to 35%. The 44% increase in gross profits is the result of a 36% increase in sales and the improvement in gross margins. The gross margin improvement resulted primarily from: increased Wireless Cable product sales, a reduction in Satellite Television product sales at lower margins, new product introductions, and lower cost designs in both product lines. During the quarter the Company incurred certain manufacturing start-up costs relating to the introduction of MultiCipher Plus. These costs had a negative effect on the quarterly gross margins. In addition, the Company increased its raw material inventories in anticipation of future sales demand for MultiCipher Plus upon its ultimate completion and release. These start-up costs should continue into the Company's second fiscal quarter, and continue to impact gross margins.

OPERATING EXPENSES

Research and development expenses increased by $510,000 from $963,000 to $1.5 million. The increase was due to personnel additions, increased equipment depreciation and higher purchases of research and development materials as the Company expands its product lines and continues its development of MultiCipher products. These costs are expected to continue to increase as the Company focuses additional resources on the MultiCipher Plus project.

Selling expenses increased by $281,000 from $1.1 million to $1.3 million. The increase was due primarily to increases in salaries, personnel additions and an increased level of international selling expenses relating to the increases in sales in various international regions.

General and administrative expenses decreased by $50,000 from $934,000 to $884,000. The decrease was due to lower expenses in the fiscal year 1996 quarter relating to incentive bonuses and bad-debt reserve.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, increased by $1.1 million or 88% from $1.3 million to $2.4 million.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net increased by $82,000 to $139,000 income, net, from $57,000 income, net. The primary reasons for the change is increased interest income and cash discounts.

PROVISION FOR TAXES

The provision for taxes for the first quarter of fiscal 1997 is based upon an annualized tax rate of 35%, the same tax rate as fiscal year 1996. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation formed in March 1993 and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, increased by $771,000, or 90% from $852,000 to $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Currently the Company has a $5.0 million working capital facility with California United Bank at the bank's prime rate (8.25% at June 1, 1996) and a $2.0 million capital equipment facility with NationsBank at the Federal Funds rate (5.31%) plus 2.75%. In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of June 1, 1996, no amounts were outstanding under any of these arrangements except term debt totaling $1.5 million due to NationsBank borrowed under prior arrangements. The $5.0 million credit facility with California United Bank expires on August 1, 1996, however, the Company has verbal assurances from the Bank that the agreement will be renewed for an additional year at similar or more favorable terms.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.

                              PART II -- OTHER INFORMATION

Information applicable to Items 1 through 6 has been reported by the registrant in previous filings or has already been disclosed in the financial information provided in Part I.

No reports on Form 8-K were filed during the quarter ended June 1, 1996.

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

July 11, 1996

                                             /s/ Michael R. Ferron
                                      --------------------------------------
                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer