Form 10-Q
period 1996-08-31
CALIFORNIA AMPLIFIER INC
filed 1996-10-09
CIK 730255

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:    August 31, 1996

                                     OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:       0-12182

                         CALIFORNIA AMPLIFIER, INC.
            (Exact name of registrant's specified in its charter)


                  Delaware                                 95-3647070
       -------------------------------                -------------------
       (State or Other jurisdiction of                   (IRS Employer
        incorporation or organization)                Identification No.)

            460 Calle San Pablo
           Camarillo, California                              93012
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)

                               (805) 987-9000
             ---------------------------------------------------
             (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   /X/      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of August 31, 1996:   11,690,000

Number of pages in this Form 10-Q: 12

                       PART I -- FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                  Aug. 31,         Mar. 2,
                                                    1996            1996
                                                  --------         -------
                                                (Unaudited)       (Audited)

                                    ASSETS

Current assets:
Cash and cash equivalents                        $ 3,901           $11,637
Accounts receivable                                7,410             4,645
Inventories                                        7,668             6,744
Deferred tax asset                                 1,200             1,200
Prepaid expenses and other current assets            406               399
                                                 -------           -------
 Total current assets                             20,585            24,625

Property and equipment - at cost, net
 of depreciation and amortization                  8,146             6,160
Investment in non-consolidated subsidiary          1,000               852
Other assets                                       1,155               936
                                                 -------           -------
                                                 $30,886           $32,573


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $ 2,263           $ 3,230
Accrued liabilities                                2,844             4,659
Current portion of long-term debt                    841               993
                                                 -------           -------
 Total current liabilities                         5,948             8,882

Long-term debt                                       400               767

Commitments                                           --                --

Stockholders' equity:
Preferred stock, 3,000 shares
 authorized; no shares outstanding                    --                --
Common stock, $.01 par value;
 15,000 shares authorized;
 11,690 shares outstanding in
 August 1996 and 11,519 in March 1996                117               115
Additional paid-in capital                        13,472            13,274
Retained earnings                                 10,949             9,535
                                                 -------           -------
Total stockholders' equity                        24,538            22,924
                                                 -------           -------
                                                 $30,886           $32,573

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

                                             Three Months Ended       Six Months Ended
                                            --------------------    --------------------
                                            Aug. 31,    Sept. 2,    Aug. 31,    Sept. 2,
                                              1996        1995        1996        1995
                                            --------    --------    --------    --------
Sales                                       $11,463     $14,505     $28,738     $27,170
Cost of sales                                 8,033       9,629      19,265      18,090
                                            -------     -------     -------     -------
Gross profit                                  3,430       4,876       9,473       9,080

Research and development                      1,819       1,059       3,292       2,022
Selling                                       1,219       1,160       2,552       2,212
General and administrative                      807         991       1,691       1,925
                                            -------     -------     -------     -------
Income (loss) from operations                  (415)      1,666       1,938       2,921

Interest and other income (expense), net        127         (20)        266          37
                                            -------     -------     -------     -------
Income (loss) before taxes                     (288)      1,646       2,204       2,958

(Provision) benefit for income taxes             79        (575)       (790)     (1,035)

Net income (loss)                           $  (209)    $ 1,071     $ 1,414     $ 1,923

Net income (loss) per share                 $  (.02)    $   .09     $   .11     $   .16

Weighted average number of
 shares outstanding                          11,607      11,908      12,665      11,780

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                           Six Months Ended
                                                           ----------------
                                                       Aug. 31,        Sept. 2,
                                                         1996            1995
                                                       --------        --------

Cash flows from operating activities:
Net income (loss)                                      $ 1,414          $1,923
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                          1,385           1,319
  Loss on disposal of equipment                            --               23
  (Increase) decrease in:
   Accounts receivable                                  (2,765)          2,477
   Inventories                                            (924)           (741)
   Prepaid expenses and other assets                      (226)            (86)
  Increase (decrease) in
   Accounts payable                                       (967)           (234)
   Accrued liabilities                                  (1,815)          1,696
                                                       -------          ------
Cash provided by operating activities:                  (3,898)          6,377
                                                       -------          ------

Cash flows used in investing activities:
 Purchases of property and equipment                    (3,371)         (2,278)
 Investments in non-consolidated subsidiary               (148)            (35)
                                                       -------          ------
Cash used in investing activities:                      (3,519)         (2,313)
                                                       -------          ------

Cash flows from financing activities:
 Short-term debt borrowings                               --             1,304
 Term debt repayments                                     (519)           (804)
 Issuances of common stock                                 200             765
                                                       -------          ------
Cash provided (used) by financing activities:             (319)          1,265
                                                       -------          ------
Net increase (decrease) in cash and cash equivalents    (7,736)          5,329
Cash and cash equivalents at the beginning of period    11,637           1,654
                                                       -------          ------
Cash and cash equivalents at end of period             $ 3,901          $6,983

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

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                       Aug. 31, 1996    March 2, 1996
                                       -------------    -------------

          Raw material                    $2,184           $2,480
          Work in process                  1,558              562
          Finished goods                   3,926            3,702
                                          ------           ------
                                          $7,668           $6,744
                                          ------           ------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the six months ended August 31, 1996, the three and six months ended and September 2, 1995 were increased by 1,058,000, 824,000, and 736,000 respectively, for the dilutive effects of stock options. There was no share adjustment for the three months ended August 31, 1996, since the Company incurred a net operating loss and the effect of stock options would, therefore, be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 AND SEPTEMBER 2, 1995

SALES

Sales decreased by $3.0 million, or 21%, from $14.5 million for the three months ended September 2, 1995 to $11.5 million for the three months ended August 31, 1996. The sales decrease resulted from decreases in both Wireless Cable product sales and Satellite Television product sales. Sales of Wireless Cable products decreased $2.9 million, or 28%, from $10.4 million to $7.5 million. Sales of Satellite Television products decreased $142,000, or 3.5%, from $4.1 million to $3.9 million. The decrease in Wireless Cable sales resulted primarily from decreased international shipments of Wireless Cable reception products and MultiCipher, the Company's broadband scrambling system. The decrease in MultiCipher was further affected by delays in the introduction of MultiCipher Plus-TM-. The decrease in Satellite Television product sales resulted from continued softness in the domestic C-Band market relating to the competition from the introduction of the Ku-DBS system and price competition in certain foreign markets, primarily Latin America.

The Company's sales growth during the remainder of fiscal year 1997 is dependent on renewed growth in the Wireless Cable market, both in the U.S. and internationally, and the acceptance of MultiCipher Plus, which is currently in a limited number of installations, some still under evaluation.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $1.4 million, or 30%, from $4.9 million to $3.4 million. Gross margins decreased from 33.6% to 29.9%. The 30% decrease in gross profits is the result of a 21% decrease in sales, and lower gross margins on those lower sales. The decrease in gross margins is primarily a result of lower volumes resulting in an underabsorption of factory costs, and production start-up costs relating to new product introductions, primarily MultiCipher Plus.

OPERATING EXPENSES

Research and development expenses increased by $760,000 from $1.1 million to $1.8 million. The increase was due to personnel additions, increased consulting services, increased equipment depreciation and higher purchases of research and development materials as the Company expands its product lines and continues its development of MultiCipher products, including MultiCipher Plus. Currently the Company expects research and development expenses to be lower in the third and fourth quarters than the second quarter amount due to, among other things, lower consulting services.

Selling expenses increased by $59,000 from $1.16 million to $1.2 million. The increase was due primarily to personnel additions to support anticipated higher sales volumes, offset by lower discretionary spending in certain marketing areas.

General and administrative expenses decreased by $184,000 from $991,000 to $807,000. The decrease was due primarily to the elimination of incentive bonuses in fiscal year 1997 due to current operating performance.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons noted above, decreased by $2.1 million or 50% from $1.7 million to a loss of $(415,000).

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net increased by $147,000 to $127,000 income, net, from $(20,000) expense, net. The primary reasons for the change is increased interest income, cash discounts and income relating to Micro Pulse, a 50% equity investment.

PROVISION FOR TAXES

The provision for taxes for the second quarter of fiscal 1997 is based upon an annualized tax rate of 35%, the same tax rate as fiscal year 1996. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation formed in March 1993 and research and development tax credits.

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, decreased by $1.3 million, or 29% from $1 million to $(209,000).

SIX MONTHS ENDED AUGUST 31, 1996 AND SEPTEMBER 2, 1995

SALES

Sales increased by $1.6 million, or 6%, from $27.2 million for the six months ended September 2, 1995 to $28.7 million for the six months ended August 31, 1996. Sales of Wireless Cable products increased $2.6 million, or 15%, from $17.8 million to $20.4 million. Sales of Satellite Television products decreased $935,000, or 10%, from $9.2 million to $8.2 million. The increases in Wireless Cable sales resulted primarily from higher first quarter sales of MultiCipher, the Company's broadband scrambling system, offset by lower sales of Wireless Cable reception products. The decreases in Satellite Television product sales is a result of continual softness in the domestic C-Band market relating to competition from the introduction of the Ku-DBS system and competition and pricing in certain international markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased $393,000, or 4%, from $9.1 million to $9.5 million, and gross margins decreased from 33.4% to 33%. The 4% increase in gross profits resulted from a 6% increase in sales offset by a .4% reduction in gross margins. Gross margins declined primarily as a result of lower sales volumes in the second quarter resulting in an underabsorption of factory costs, and production start-up costs relating to new product introductions, primarily MultiCipher Plus.

OPERATING EXPENSES

Research and development expenses increased $1.3 million from $2.0 million to $3.3 million. The increase resulted from personnel additions, salary increases, increased equipment depreciation, higher research and development, material purchases as the Company expands its product lines and continues the development of MultiCipher products and increased consulting services.

Selling expenses increases $340,000 from $2.2 million to $2.6 million. The increase is primarily a result of increased salaries and personnel additions.

General and Administrative expenses decreased $234,000 from $1.9 million to $1.7 million. The decrease is due primarily to increases salaries and additional personnel, offset by a decrease in incentive bonuses due to operating performance.

INCOME FROM OPERATIONS

Income from operations decreased $983,000, or 37%, from $2.9 million to $1.9 million. The decrease is a result of decreased sales, lower gross margins and increased research and development expenses as noted above.

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other income, net increased by $229,000 to $266,000 from $37,000. The primary reasons for the increase is increased interest income, cash discounts and income relating to MicroPulse, a 50% equity investment.

PROVISIONS OF INCOME TAXES

The provision for taxes for fiscal year 1997 and fiscal year 1996 were based upon an annualized 35% tax rate. The rate is less than the Federal and State combined rate because of tax benefits due to export sales and research and development tax credits.

NET INCOME

For the reasons outline above, net income decreased $509,000, or 26%, from $1.9 million to $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Currently the Company has a $6.0 million working capital facility with California United Bank and a $2.0 million capital equipment facility with NationsBank. In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of August 31, 1996, no amounts were outstanding under any of these arrangements except term debt totaling $1.2 million due to NationsBank borrowed under prior arrangements. The working capital facility expires in August 1997, and the equipment facility in December 1996.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months. The Company has received verbal commitments from its current banks and other banks that the Company current borrowing amounts will be renewed at similar terms.

The Company believes that inflation has not had a material effect on its operations.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of California Amplifier, Inc. was held July 19, 1996.

At the annual meeting of stockholders proposals were considered for the election of Ira Coron, David R. Nichols, William E. McKenna and Arthur H. Hausman as directors to serve until the 1997 annual meeting of stockholders.

Other matters voted upon at the meeting included (i) the approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized from 15,000,000 to 30,000,000,
(ii) approval of an amendment to the California Amplifier, Inc. 1989 Key Employee Stock Option Plan to increase the number of shares of common stock issuable from 2,600,000 to 3,400,000. The director-nominees were elected and all proposals were approved.

The voting results were as follows:

  Proposal

  1) Election of directors:
                                For        Against       Withheld
                              ---------    -------       --------
     Ira Coron                9,347,774       0          431,519
     David R. Nichols         9,348,974       0          430,319
     William E. McKenna       9,343,674       0          435,619
     Arthur H. Hausman        9,341,954       0          437,339

     On August 26, 1996, Thomas Ringer was appointed to the Board of Directors.

     On August 31, 1996, David R. Nichols resigned from the Board of Directors and as an officer of the Company.

  2) Approval of amendment to the Company's Certificate of Incorporation received 9,097,648 votes for, 645,577 votes against, 32,568 votes withheld and 3,500 broker non-votes.

  3) Approval of an amendment to the California Amplifier, Inc. 1989 Key Employee Stock Option Plan received 3,446,487 votes for, 2,830,819 votes against, 61,307 votes withheld and 3,440,680 broker non-votes.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See exhibit index attached hereto which is incorporated herein by this reference.

     (b) No reports on Form 8-K were filed during the quarter ended August 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        California Amplifier, Inc.
                                           (Registrant)


October 8, 1996                         /s/ Michael R. Ferron
                                        Michael R. Ferron
                                        Vice President, Finance and
                                        Chief Accounting Officer

                             INDEX TO EXHIBITS

*3.1    Certificate of Incorporation of the Registrant, as amended, filed as
        Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

*3.1.1 Amendment to Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on September 19, 1996.

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

10.22 Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995.

10.23 Promissory Note between Registrant and California United Bank dated July 26, 1995.

10.24 Commercial Security Agreement between Registrant and California United Bank dated July 26, 1995.

10.25 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995.

*27     Financial Data Schedule


*Filed herewith.