Form 10-Q
period 1996-11-30
CALIFORNIA AMPLIFIER INC
filed 1997-01-08
CIK 730255

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:    November 30, 1996

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:       012182


                           CALIFORNIA AMPLIFIER, INC.
                (Exact name of registrant's specified in its charter)


          Delaware                                           95-3647070
________________________________                    __________________________
(State or Other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)


  460 Calle San Pablo
  Camarillo, California                                        93012
_________________________________                   __________________________
(Address of principal executive offices)                    (Zip Code)


                                  (805) 987-9000
                              ______________________
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   /X/      No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of November 30, 1996: 11,712,000

Number of pages in this Form 10-Q: 9

                         PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
_______________________________________________________________________________
                                                      Nov. 30,        Mar. 2,
                                                       1996            1996
                                                     ----------      ---------
                                                    (Unaudited)      (Audited)
_______________________________________________________________________________

                                ASSETS

Current assets:
Cash and cash equivalents                            $ 2,066         $11,637
Accounts receivable                                    8,874           4,645
Inventories                                            8,763           6,744
Deferred tax asset                                     1,200           1,200
Prepaid expenses and other current assets                547             399
_______________________________________________________________________________
 Total current assets                                 21,450          24,625

Property and equipment - at cost, net
 of depreciation and amortization                      7,710           6,160
Investment in non-consolidated subsidiary              1,079             852
Other assets                                           1,309             936
_______________________________________________________________________________
                                                     $31,548         $32,573
_______________________________________________________________________________

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                     $ 2,445         $ 3,230
Accrued liabilities                                    2,752           4,659
Current portion of long-term debt                        882             993
_______________________________________________________________________________
 Total current liabilities                             6,079           8,882

Long-term debt                                           716             767

Commitments                                              ---             ---

Stockholders' equity:
Preferred stock, 3,000 shares
 authorized; no shares outstanding                       ---             ---
Common stock, $.01 par value;
 30,000 shares authorized;
 11,712,000 shares outstanding in
 November 1996 and 11,519 in March 1996                  117             115
Additional paid-in capital                            13,560          13,274
Retained earnings                                     11,076           9,535
_______________________________________________________________________________
Total stockholders' equity                            24,753          22,924
_______________________________________________________________________________
                                                     $31,548         $32,573
_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

_______________________________________________________________________________

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                         Nov. 30,   Dec. 2,   Nov. 30,  Dec. 2,
                                           1996      1995      1996      1995
_______________________________________________________________________________

Sales                                    $11,702    $16,314   $40,440   $43,484
Cost of sales                              8,296     10,752    27,561    28,842
_______________________________________________________________________________
Gross profit                               3,406      5,562    12,879    14,642

Research and development                   1,440      1,036     4,732     3,058
Selling                                    1,127      1,372     3,679     3,584
General and administrative                   711      1,111     2,402     3,036
_______________________________________________________________________________
Income from operations                       128      2,043     2,066     4,964

Interest and other income (expense), net      74         45       340        82
_______________________________________________________________________________
Income before taxes                          202      2,088     2,406     5,046
Provision for income taxes                   (75)      (731)     (865)   (1,766)
________________________________________________________________________________

Net income                               $   127    $ 1,357   $ 1,541   $ 3,280
_______________________________________________________________________________
_______________________________________________________________________________

Net income per share                     $   .01    $   .11   $   .12   $   .28
_______________________________________________________________________________
_______________________________________________________________________________

Weighted average number of
  shares outstanding                      12,276     12,264    12,520    11,910
_______________________________________________________________________________
_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                            Nine Months Ended
________________________________________________________________________________
                                                          Nov. 30,      Dec. 2,
                                                            1996          1995
________________________________________________________________________________
Cash flows from operating activities:
Net income                                                $ 1,541       $ 3,280
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                             2,156         2,000
  Loss on disposal of equipment                                22            23
  (Increase) decrease in
   Accounts receivable                                     (4,229)        1,276
   Inventories                                             (2,019)         (615)
   Prepaid expenses and other assets                         (521)         (465)
  Increase (decrease) in:
   Accounts payable                                          (785)          923
   Accrued liabilities                                     (1,907)        1,402
________________________________________________________________________________
Cash provided by operating activities:                     (5,742)        7,824
________________________________________________________________________________

Cash flows used in investing activities:
 Purchases of property and equipment                       (3,728)       (2,817)
 Investments in non-consolidated subsidiary                  (227)          (24)
________________________________________________________________________________
Cash used in investing activities:                         (3,955)       (2,841)
________________________________________________________________________________

Cash flows from financing activities:
 Term-debt borrowings                                         608         1,304
 Term debt repayments                                        (770)       (1,060)
 Issuances of common stock                                    288         1,814
________________________________________________________________________________
Cash provided (used) by financing activities:                 126         2,058
________________________________________________________________________________
Net increase (decrease) in cash and cash equivalents       (9,571)        7,041
Cash and cash equivalents at the beginning of period       11,637         1,654
_______________________________________________________________________________
Cash and cash equivalents at end of period                $ 2,066       $ 8,695
_______________________________________________________________________________

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

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                     Nov. 30, 1996     March 2, 1996
                                     ------------      -------------

          Raw material                   $2,749            $2,480
          Work in process                   791               562
          Finished goods                  5,223             3,702
                                         ------            ------
                                         $8,763            $6,744
                                         ------            ------
                                         ------            ------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three and nine months ended November 30, 1996 and December 2, 1995 were increased by 573,000, 871,000, 491,000, and 424,000 respectively, for the dilutive effects of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995


SALES

Sales decreased by $4.6 million, or 28% from $16.3 million for the three months ended December 2, 1995 to $11.8 million for the three months ended November 30, 1996. The sales decrease resulted from decreases in both Wireless Cable product sales and Satellite Television product sales. Sales of Wireless Cable products decreased $4.1 million or 35%, from $11.8 million to $7.7 million. Sales of Satellite Television products decreased $390,000, or 9%, from $4.4 million to $4.0 million.

The decrease in Wireless Cable sales resulted primarily from decreases in sales of shipments of Wireless Cable reception products both domestically and internationally, offset by increases in MultiCipher sales. The decrease in Satellite Television product sales resulted from continued softness in the domestic C-Band market relating to the competition from the introduction of the Ku-DBS system and price competition in certain foreign markets, primarily Latin America.

The softness in sales to the Wireless Cable market is a result of the following: many domestic operators foregoing the expansion of their analog systems, awaiting the transition to digital compression technology; delays in the introduction of digital transmission by the Tele-TV consortium; capital availability to Wireless Cable operators; delays in the introduction of Wireless Cable to certain international markets. Until these issues can be satisfactorily resolved, the sales of Wireless Cable products which have historically increased significantly period to period, will continue to be under pressure as the Company and its competitors compete for a smaller sales base.


GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $2.2 million, or 39%, from $5.6 million to $3.4 million. Gross margins decreased from 34.1% to 29.1%. The 38.8% decrease in gross profits is the result of a 28% decrease in sales and lower gross margins on these lower sales. The decrease in gross margin is primarily a result of lower volumes resulting in an underabsorption of factory costs, and production start-up costs and higher initial product costs relating to new product introductions, primarily MultiCipher Plus.


OPERATING EXPENSES

Research and development expenses increased by $404,000 from $1.0 million to $1.4 million. The increase was due to personnel additions, increased consulting services, increased equipment depreciation and higher purchases of research and development materials as the Company expands its product lines and continues its development of MultiCipher products, including MultiCipher Plus.

Selling expenses decreased by $245,000 from $1.4 million to $1.1 million. The increase was due primarily to personnel additions, offset by lower discretionary spending in certain marketing areas.

General and administrative expenses decreased by $400,000 from $1.1 million to $711,000. The decrease was due primarily to the elimination of incentive bonuses in fiscal year 1997 due to the current operating performance which is below plan.


INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, decreased by $1.9 million, or 94%, from $2.0 million to $128,000.


INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net increased by $29,000 to $74,000 income, net, from $45,000 income, net. The primary reasons for the change is increased interest income, cash discounts and income relating to Micro Pulse, a 50% equity investment.

PROVISION FOR TAXES

The provision for taxes for the third quarter of fiscal 1997 is based upon an annualized tax rate of 35%, the same tax rate as fiscal year 1996. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation formed in March 1993 and research and development tax credits.


NET INCOME

Net income, for reasons outlined above, decreased by $1.2 million, or 91%, from $1.4 million to $127,000.


NINE MONTHS ENDED NOVEMBER 30, 1996 AND DECEMBER 2, 1995


SALES

Sales decreased by $3.0 million, or 7%, from $43.5 million for the nine months ended December 2, 1995 to $40.4 million for the nine months ended November 30, 1996. Sales of Wireless Cable products decreased $1.5 million, or 5%, from $29.6 million to $28.0 million. Sales of Satellite Television products decreased 1.3 million, or 10%, from $13.6 million to $12.3 million.

The decrease in Wireless Cable sales resulted primarily from decreases in sales of Wireless Cable reception products offset by increases in sales of MultiCipher products. The decrease in Satellite Television product sales is a result of continued softness in the domestic C-band market relating to competition from the introduction of the Ku-DBS system and competition and pricing in certain international markets.

The softness in sales to the Wireless Cable market is a result of the following: many domestic operators foregoing the expansion of their analog systems, awaiting the transition to digital compression technology; delays in the introduction of digital transmission by the Tele-TV consortium; capital availability to Wireless Cable operators; delays in the introduction of Wireless Cable to certain international markets. Until these issues can be satisfactorily resolved, the sales of Wireless Cable products which have historically increased significantly period to period, will continue to be under pressure as the Company and its competitors compete for a smaller sales base.


GROSS PROFITS AND GROSS MARGINS

Gross profits decreased $1.8 million, or 12%, from $14.6 million to $12.9 million, and gross margins decreased from 33.7% to 31.8%. The 12% decrease in gross profits resulted from a 7% decrease in sales and a 1.9% reduction in gross margins. Gross margins declined primarily as a result of lower sales volumes in the second and third quarter resulting in an underabsorption of factory costs, production start-up costs, and higher initial product costs relating to new product introductions, primarily MultiCipher Plus.


OPERATING EXPENSES

Research and development expenses increased $1.7 million from $3.1 million to $4.7 million. The increase resulted from personnel additions, salary increases, increased equipment depreciation, and increased consulting services as the Company expands its product offering, primarily in Wireless Cable reception products, and MultiCipher Plus.

Selling expenses increased $95,000 from $3.6 million to $3.7 million. The increase is primarily a result of personnel additions and increased salaries, offset by lower discretionary spending.

General and Administrative expenses decreased $634,000 from $3.0 million to $2.4 million. The decrease is due primarily to increased salaries and additional personnel, offset by a decrease in incentive bonuses due to the operating performance which is below plan.

INCOME FROM OPERATIONS

Income from operations decreased $2.9 million, or 59%, from $5.0 million to $2.1 million. The decrease is a result of decreased sales, lower gross margins and increased research and development expenses as noted above.


INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other income, net increased by $258,000 to $340,000 from $82,000. The primarily reasons for the increase is increased interest income, cash discounts and income relating to Micro Pulse, a 50% equity investment.


PROVISION FOR INCOME TAXES

The provision for taxes for fiscal year 1997 and fiscal year 1996 were based upon an annualized 35% tax rate. The rate is less than the Federal and State combined rate because of tax benefits due to export sales, and research and development tax credits.


NET INCOME

For the reasons outlined above, net income decreased $1.7 million, or 53%, from $3.3 million to $1.5 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with California United Bank. In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of November 30, 1996, no amounts were outstanding under the working capital arrangement. The working capital facility with California United Bank expires in August 1997.

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



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the three months ended November 30, 1996, no matters were submitted to a vote of the Company's security holders.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the quarter ended November 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       California Amplifier, Inc.
                               _________________________________________
                                             (Registrant)


January 6, 1996                        /s/  Michael R. Ferron
                               _________________________________________
                                       Michael R. Ferron
                                       Vice President, Finance and
                                       Chief Accounting Officer