Form 10-K405
period 1997-03-01
CALIFORNIA AMPLIFIER INC
filed 1997-05-30
CIK 730255

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES ACT OF 1934)

FOR THE FISCAL YEAR ENDED MARCH 1, 1997     COMMISSION FILE NUMBER   0-12182

                              CALIFORNIA AMPLIFIER, INC.
                (Exact name of Registrant as specified in its Charter)

DELAWARE                                                          95-3647070
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

460 CALLE SAN PABLO, CAMARILLO, CALIFORNIA                             93012
    (Address of principal executive offices)                      (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 987-9000

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each class                                   Name of each exchange
-------------------                                   ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/X/]

    The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of May 23, 1997 was approximately $50,381,000.

    There were 11,717,222 shares of the Registrant's Common Stock outstanding as of May 23, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 18, 1997 is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

THE COMPANY
    California Amplifier, Inc. (the "Company") was incorporated in 1981. Since its inception, the Company has been involved in the design, manufacture and marketing of microwave components used in conjunction with the delivery of multichannel pay television. The Company currently operates in two product segments: Wireless Cable Television and Satellite Television products.

    WIRELESS CABLE TELEVISION
    Wireless Cable Television uses well established technologies, in many ways similar to coaxial cable multichannel television transmission. The key difference is that Wireless Cable does not have cable connecting the headend/transmission site to each home, but instead uses a microwave frequency band to transmit programming to subscribers. A wireless system is composed of a headend/transmission site, a transmission tower, and at each subscriber's home, a reception antenna, downconverter and a decoder or set-top converter.

    The headend equipment receives programming from satellites and other programming sources such as local VHF and UHF television stations and sends them to a transmission tower for transmission to subscribers via microwave signals. The signal can generally be received by subscribers within a 25-35 mile radius of the transmission tower depending on the transmitter power; however, the subscriber must have a direct line-of-sight or "view" between the tower and the receive antenna. Typically, 65%-80% of the homes within the service area will be able to receive the wireless signal, with the remainder shadowed from the transmitter. The percentage of line-of-sight homes is affected by the tower elevation, local topography and antenna height.

    The history of Wireless Cable in the United States and traditional hardwire cable are intertwined. Wireless Cable was initially used to provide educational or premium video programming in cities where cable was not available. In 1974, the Federal Communications Commission (FCC) authorized the use of spectrum in the 2150-2162 MHz frequency range for transmission of two video signals in the 50 largest markets. In 1983, the 2500-2686 MHz frequency range was reallocated and commercial Wireless Cable was given eight of the 31 resulting channels. At the same time, however, various FCC regulations made it very difficult to aggregate channels with the 2500-2686 MHz bandwidth, thereby limiting the number of channels Wireless Cable operators were able to offer. In addition, because subscriber numbers were low at most Wireless Cable operations, program networks, often owned by cable operators, charged higher programming fees to Wireless operators or simply refused to provide programming. These factors, accompanied by the fact that most Wireless Cable operators had limited capital, made it difficult for Wireless Cable to be a viable delivery alternative to hardwire cable

    In the late 1980's and early 1990's, as public dissatisfaction with cable's monopoly status grew, the FCC and Congress gave further attention to ways in which they could foster competition. In 1990 and 1991, the FCC made a series of rulings which made it easier for the Wireless Cable operators to consolidate channel frequency licenses, thereby increasing the channel capacity to 33 channels. In addition, the Cable Television Consumer Protection and Competition Act of 1992 was passed into law on October 5, 1992. Industry experts believe this legislation was the single biggest boost for the Wireless Cable industry. It essentially requires that programmers must make their service available to all at fair and reasonable prices, and that cable operators cannot price their services differently in various areas of their system. This prevents larger cable companies from pricing differently in regional areas where Wireless Cable is attracting customers.

    In February 1996, Congress passed the 1996 Telecommunications Act which the Company expects also should significantly benefit the Wireless Cable industry generally. One key provision of the legislation was in removing cross-ownership restrictions for telecommunications companies, allowing them to directly compete in the video distribution market, and vice versa for cable companies to provide voice and data communication services. This legislative development allows the telecommunications companies, such as Bell South, and Pacific Telesis, to use Wireless Cable technology as a deployment tool in delivering digital video programming to selected major markets.

    Additionally, Section 303 of the 1996 Telecommunications Act has authorized the FCC to issue a Notice of Proposed Rule Making (NPRM), calling for the preemption of state, local, and non-governmental restrictions (such as homeowners associations) on DBS satellite antennas, and Wireless Cable antennas under one meter in diameter, except in reasonable cases involving public safety or historical heritage. This provision is intended to foster full and fair competition among different types of video programming services. If enacted, the proposed rule would expand the marketability of Wireless Cable service to households which were subject to zoning codes, covenants, and homeowners association restrictions. No assurances can be made, however, as to whether the FCC will issue such a rule.

    In the United States there are approximately 100 million television households, of which approximately 60% receive its programming from cable companies. Currently there are approximately 200 Wireless Cable operations in the United States, serving approximately 1.0 million subscribers, with line-of-sight access to approximately 30 million television households. Industry analysts estimate that a fully-financed wireless system could reach penetration levels of 10%-15% of line-of-sight homes due to inherent cost advantages of the technology, compared to cable. These penetration levels can be achieved by addressing various factors: additional capital availability to finance growth, the adoption of digital compression which would eliminate constraints with respect to channel capacity.

    In 1995 the Wireless Cable industry in the United States generated a great deal of interest with Tele-TV, a consortium comprised of Bell Atlantic, NYNEX and Pacific Telesis, which announced its intention to deliver video to customers using Wireless Cable digital technology. Initial projections for a digital subscriber rollout by Tele-TV were 2.0 million within three years of introduction. In late 1996, the Tele-TV consortium announced that certain members (Bell Atlantic and NYNEX) had changed their strategic emphasis and were not going forward with their Wireless Cable plans. Pacific Telesis has remained committed to Wireless Cable, but on a slower rollout than previously planned.

    The Tele-TV participation in Wireless Cable television was viewed by many industry experts as the beginning of well financed companies entering the Wireless Cable market through acquisition or alliances with existing domestic, multiple system operators. The decision by the Tele-TV partners to re-access their video delivery strategy, combined with other factors, has resulted in a significant slowdown in the domestic market. Operators are confronted with limited financing alternatives, negative cash flow from operations with current subscriber levels, and the decision of whether to expand subscriber counts using analog equipment prior to the availability of digital equipment.

    The decision to switch from analog to digital is a costly one, both from a system architecture, and per subscriber standpoint. As a result of the current capital constraints confronting the independent system operators, the conversion from analog to digital is no longer an equipment availability issue. Until the Wireless Cable industry in the United States can attract financial resources to introduce digital Wireless Cable television through alliances, acquisitions or the equity/debt markets, the industry will continue to be an insignificant participant in the delivery of multichannel pay television to consumers.

    Internationally, the Wireless Cable industry has experienced significant growth in response to increasing worldwide demand for multichannel television and the increased availability of a variety of programming such as HBO, CNN, MTV, ESPN and Disney. The Company believes that Wireless Cable technology, in many instances, is better suited than traditional cable to provide multichannel television to the consumer, especially in less developed countries and in areas that are not densely populated. The lack of a need for a cable network allows Wireless Cable operators to commence broadcasting more quickly, with less of an initial investment than for traditional cable, and to quickly expand throughout a service area. To date, Wireless Cable systems have been launched throughout the world, including major systems in Mexico, Venezuela, Brazil, Argentina, Paraguay, Chile, Qatar, Thailand, Malaysia, Nigeria, Australia, Czech Republic, Russia and Ireland. Similar launches in these countries, and other geographical areas, are expected to continue as programming is made available to these areas. Because the international markets do not have a high percentage of pay television subscribers to television households, and are not dominated by a single method of delivery, as cable is in the United States, the potential for Wireless Cable as a programming delivery method internationally, is significant.

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

    The satellite dish is a parabolic reflector antenna. Microwaves are transmitted from orbiting satellites toward the earth's surface. The dish reflects the microwaves back to a focal point where a feedhorn collects the microwaves transferring the signals into an amplifier/downconverter. The microwave amplifier literally amplifies the microwave signal millions of times for further processing. The downconverter changes the frequency into an intermediate frequency so that the receiver and television can process the signal and create a picture.

    The home satellite industry has undergone substantial changes over the past several years. During the early 1980's, home satellite systems in the United States were capable of receiving a wide variety of television broadcast signals, including those delivered to pay television and cable television operators, without charge since the transmitted signals were not scrambled. In 1986, certain broadcasters began to scramble their signal, and today virtually all premium programmers in the U.S. scramble their programming. To view scrambled programs, the viewer is required to purchase a decoder and pay a periodic fee to the programmer or program reseller.

    In 1994, the Direct Broadcast System (DBS) was introduced in the United States. The DBS system uses high powered satellites and Ku-Band to transmit programming to subscribers digitally. As a result of the satellite transmission power and the Ku frequency, the satellite dish required for signal reception is only eighteen inches in diameter. This compares to C-Band dishes that range from five to twelve feet in diameter. The Ku-DBS system has been very well accepted since its introduction and installations total over 4.5 million television households, while C-Band installations approximate 2.3 million. A small dish with the capability of receiving a significant number of channels, primarily because the DBS satellite transmits digital signals at high power levels, offers a consumer an alternative to the big, C-Band backyard dish. As a result, since the DBS launch C-band installations have reduced dramatically to less than 100,00 per year. This trend is likely to continue in the United States as more DBS satellites and providers enter the DBS market.

    The international market for Satellite Television exists primarily in Europe, the Middle East, Asia and Latin America where cable penetration is substantially less than in the United States. The Company believes the international market for Satellite Television, which has an installed base of over 20 million dishes, will continue to grow in response to increased worldwide demand for television spurred, in part, by an increase in the availability and variety of programming. Certain United States cable television networks have expanded their programming coverage internationally. The availability of highly desirable programming such as HBO, CNN, MTV, ESPN and Disney has led to the growth of the various methods of multichannel television delivery in the many international markets. As previously stated, both C-Band and Ku-Band dishes will be used by consumers depending upon how the programmers choose to transmit such signals. Both Ku-Band and C-Band satellite launches are scheduled over the next several years, however the Ku-DBS alternative is becoming increasingly more popular to programmers as a means of delivery directly to subscribers.

    Because DBS, Ku-Band products are becoming a more significant market, the Company is focusing some of its research and development resources on the development of Ku-DBS products to sustain its position in the Satellite Television market.

    INVESTMENT IN MICRO PULSE, INC.
    In January 1993, the Company purchased a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse") for $100,000 in cash and a $400,000 convertible promissory note. In April 1995, the note was converted into 100,000 shares of the Company's common stock. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in global positioning systems ("GPS"). Such products are used in surveying applications, vehicle tracking and marine and airborne navigation. In March 1997, the Company acquired additional shares resulting in a 50.5% controlling interest. See Note 3 of Notes to Consolidated Financial Statements.

PRODUCTS
    The Company designs a broad line of amplifiers, downconverters, antennas and integrated products used in the reception, conversion and amplification of microwave signals used in conjunction with the reception of video, audio, and data transmitted from satellites or earth-based transmitters using microwave signals. Products serve both the Wireless Cable (S-Band) industry and the Satellite Television industry (C-Band and Ku-Band).

    In addition, the Company manufactures and markets a broadband scrambling system called MultiCipher-Registered Trademark-, used by Wireless Cable operators to protect their signals from unauthorized viewing. Because MultiCipher is a broadband scrambling system, it decodes all channels transmitted simultaneously. This allows a "whole-house" solution for the Wireless Cable operator and eliminates the requirement of installing a conventional set-top box on each television in the subscribers' home. The Company most recently has introduced MultiCipher Plus-TM-, a broadband, whole-house scrambling system with the additional feature of tiering. Tiering allows the operator to offer premium or pay per view programming to individual subscribers, a feature the initial MultiCipher system did not have.

    During fiscal years 1997, 1996 and 1995, Wireless Cable products, which include MultiCipher products, accounted for 69.9%, 70.0% and 45.9% of the Company's sales, respectively, and Satellite Television products accounted for 29.9%, 29.3% and 53.4% of the Company's sales, respectively. For additional information regarding the Company's sales by geographical areas, see Note 10 of Notes to Consolidated Financial Statements.

MANUFACTURING
    The Company manufactures and assembles its products in its Camarillo, California, USA, facility and in a contract labor facility in Mexico. Manufacturing operations consist principally of assembling of components built from fabricated parts, printed circuit boards and electronic devices, and microwave tuning and testing of assembled products. The Company is currently evaluating other manufacturing operations in other countries.

    Electronic devices, components and raw materials used in the Company's products are generally obtained from a number of suppliers, although certain materials are obtained from a limited number of sources. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company attempts to operate without substantial levels of raw materials by depending on certain key suppliers to provide material on a "just-in-time'' basis. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company's operations.

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

RESEARCH AND DEVELOPMENT
    The Wireless Cable and Satellite Television markets are characterized by technological change, evolving industry standards, and new product requirements to meet market growth. During the last three years, the Company has focused its research and development resources on three primary areas: digital Wireless Cable reception products, the MultiCipher "whole-house" broadband scrambling system, and Ku-DBS products. In addition, development resources were allocated to broaden existing product lines, reducing product costs and improving performance by product redesign efforts. Research and development costs have increased significantly over the past three fiscal years consistent with this strategy.

    Research and development expenses were $5,789,000, $4,376,000, and $3,155,000 during fiscal years 1997, 1996 and 1995, respectively.

SALES AND MARKETING
    The Company sells its Wireless Cable products directly to Wireless Cable operators, but will occasionally utilize a distributor for certain geographical regions. The Company sells its Satellite Television products through satellite equipment distributors, but, from time to time, sells certain products to manufacturers for incorporation into complete satellite dish systems, or directly to DBS operators.

    The Company's sales and marketing functions are centralized in its Camarillo, California, U.S.A., corporate headquarters. In addition, the Company has sales offices and personnel in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. The Company may add additional sales offices and employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller. See also Note 10 of Notes to Consolidated Financial Statements for major customer and geographical sales information.

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

    The Company believes that competition in its markets is based primarily on price, performance, reputation, product reliability and technical support. In the Wireless Cable market, the Company has supplier relationships with major Wireless Cable operators in various regions of the world, and believes that its pricing, accompanied by product performance, reliability, low field failure rate, and its ongoing technical support, are currently competitive advantages to the Company. In the Satellite Television market, where the Company has participated since its inception in 1981, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors.

    The Company's continued success in these markets, however, will depend upon its ability to continue to design and manufacture quality products at competitive prices.

BACKLOG
    The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant. As the Company's sales shift from Satellite Television products to Wireless Cable products, however, the Company is emphasizing long-term arrangements with Wireless Operators to increase backlog and sales visibility. Because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period.

PATENTS, TRADEMARKS AND LICENSES
    The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

    The Company currently has nine patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. The Company does believe, however, that certain Wireless Cable antenna patented designs, and the broadband scrambling technology for encoding and decoding multi-channel television signals used in the MultiCipher systen are significant and may result in a competitive advantage for the Company. In May, 1997, the Company filed suit in the U.S. District Court for the Central District of California against Pacific Monolithics, Inc., for patent infringement of the Company's MultiCipher patent.

    The Company currently has 15 other patents pending.

    California Amplifier-Registered Trademark- and MultiCipher-Registered Trademark- are federally registered trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

EMPLOYEES
    At March 1, 1997, the Company had 348 employees. None of the Company's employees are represented by a labor union.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters and manufacturing facility is located in Camarillo, California (approximately 60 miles north of Los Angeles) and consists of approximately 64,000 square feet located on approximately four acres of land. In addition, the Company leases an aggregate of approximately 30,000 square feet of space across and adjacent to its headquarters facility which is used for shipping, finished goods and a tool and die operation. These leases expire in 2004. The Company also leases offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. See also Note 9 to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    In May, 1997, in response to the Company's suit filed against it (see Patents, Trademarks and Licenses above), Pacific Monolithics filed suit against the Company for infringing on a design patent for a Wireless Cable antenna. The Company believes the claim is frivolous and without merit, and will aggressively defend its broadband scrambling patent on which Pacific Monolithics has infringed.

    The Company is currently not a defendant in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the three months ended March 1, 1997, no matters were submitted to a vote of the Company's security holders.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market ("NNM") under the trading symbol "CAMP." The following table sets forth for each fiscal period indicated the high and low closing sale prices for the Company's Common Stock, as reported by the NNM:

                                                   LOW                HIGH

    FISCAL YEAR ENDED MARCH 1, 1997:
    1st Quarter                                 22-1/8                  46
    2nd Quarter                                  6-1/2              48-3/4
    3rd Quarter                                  6-1/8              14-1/4
    4th Quarter                                  4-7/8               9-1/2


    FISCAL YEAR ENDED MARCH 2, 1996:
    1st Quarter                                  3-1/8               5-3/8
    2nd Quarter                                  4-3/4               7-1/2
    3rd Quarter                                 7-3/16            14-11/16
    4th Quarter                                 12-1/8             24-3/16



    On March 22, 1996, the Company effected a two-for-one stock split. All per share amounts contained herein have been retroactively adjusted to reflect the stock split.

    At May 23, 1997 the number of stockholders of record of the Company's
Common Stock was 342. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 7,000.

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


CONSOLIDATED STATEMENT OF INCOME DATA:
(in thousands, except per share data)



                                                      YEARS ENDED
-----------------------------------------------------------------------------------------------
                           MAR. 1,          MAR 2,        MAR 4,        FEB 26,        FEB 27,
                             1997            1996          1995          1994           1993
-----------------------------------------------------------------------------------------------

Sales                   $     49,290   $     61,590   $     45,656   $     40,664   $     35,785

Income before taxes            1,037          7,638          3,770          2,279          4,204

Net income                       633          4,958          2,451          1,556          3,050

Net income per share             .05            .41            .22            .14            .30
-----------------------------------------------------------------------------------------------



CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                                    AS OF EACH YEAR END
-------------------------------------------------------------------------------------------------
                                1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------

Total assets            $     29,536   $     32,573   $     22,087   $     19,599   $     16,037

Working capital               15,001         15,743          8,552          6,093          2,472

Long-term debt                   525            767            782            773            400


Stockholders' equity          24,148         22,924         14,899         12,163          7,288
-------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
    The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Income:

                                            YEARS ENDED
-------------------------------------------------------------------------------
                                MARCH 1,    MARCH 2,     MARCH 4,
                                  1997        1996        1995
-------------------------------------------------------------------------------


Sales:
    Wireless Cable                69.9%       70.0%        45.9%
    Satellite Television          30.0        29.3         53.4
    Other                           .1          .7           .7
-------------------------------------------------------------------------------
Total sales                      100.0       100.0        100.0

Gross profit                      29.4        34.0         31.2

Research and development          11.8         7.1          6.9
Selling                            9.7         8.1          8.1
General and administrative         6.5         6.6          7.9

-------------------------------------------------------------------------------

Income from operations             1.4        12.2          8.3
Interest and other, net             .7           -            -
-------------------------------------------------------------------------------

Income before provision for
    income taxes                   2.1        12.2          8.3
Provision for income taxes          .8         4.3          2.9
-------------------------------------------------------------------------------

Net income                         1.3%        7.9%         5.4%

-------------------------------------------------------------------------------


FISCAL YEARS 1997 AND 1996
    Sales decreased by $12.3 million, or 20.0%, from $61.6 million in fiscal year 1996 to $49.3 million in fiscal year 1997. The fiscal year 1997 sales decrease resulted from declines in both Wireless Cable and Satellite Television product sales. Sales of Wireless Cable products decreased $8.7 million, or 20.2%, from $43.2 million to $34.4 million. Sales of Satellite Television products decreased $3.3 million, or 18.3%, from $18.1 million to $14.8 million. Domestic sales from both product lines decreased $66,000 to $17.1 million. Decreases in domestic sales of Satellite Television products and Wireless Cable reception products were offset by increases in MultiCipher product sales. Foreign sales decreased $12.2 million, or 27.5%, from $44.4 million to $32.2 million. The primary geographical areas of decrease were Asia for Wireless Cable products, and Europe and Australia for Satellite Television products.

    The decrease in Wireless Cable sales was a result of two major factors. First, international markets, which had been expanding subscriber growth through new system additions as well as the growth of existing systems, saw a decrease in the number of new system additions in calendar 1996, as compared to prior years. This impacted overall subscriber growth in markets where the Company has significant market share. Second, the U.S. domestic market, which was expected to begin a digital rollout in calendar 1996, delayed this technology shift as certain regional Bell operating companies re-evaluated their video delivery strategy. This caused uncertainty in the market and resulted in several independent operators having less access to capital which limited their expansion strategies for analog installations and conversion to systems using digital technologies. As a result, sales of Wireless reception products decreased from prior year amounts. However, sales of the Company's MultiCipher products to analog wireless systems offset the Wireless reception product shortfall.

    The decrease in Satellite Television product sales resulted from continued softness in the domestic C-band market and continued pricing pressures internationally. The Company offset the decrease in C-band sales with increased sales of its Ku-band products, primarily to international markets where the Ku-band product offerings are much broader than the current United States Ku-band DBS market.

    Gross profits decreased by $6.5 million, or 30.9%, from $21.0 million to $14.5 million. Gross margins decreased from 34% to 29.4%. The decrease in gross profit resulted from a 20% decrease in sales, a decline in gross margins, and under-utilization of factory overhead. The gross margin pressures resulted from competitive pricing pressures, to which the Company responded by lowering unit sales prices, delays in cost reduction programs because development resources were allocated to the development of digital products, the introduction of "MultiCipher Plus" during fiscal year 1997 at gross margins lower than expected margins, and higher than anticipated product returns on initial shipments of MultiCipher Plus. Also included in cost of sales, which negatively impacted gross profits and gross margins, were amounts relating to under-utilization of the Company's manufacturing infrastructure as sales volumes decreased during the second half of fiscal year 1997.

    Research and development expenses increased by $1.4 million, from $4.4 million to $5.8 million. As a percentage of sales, research and development increased from 7.1% to 11.8%. The increases resulted from the need for additional resources, primarily personnel and equipment, to focus on the design and development of a digital line of Wireless Cable reception products; the MultiCipher "whole-house" scrambling system; and Ku-DBS products for Satellite Television.

    Selling expenses decreased by $201,000, from $5.0 million to $4.8 million, but as a percentage of sales, increased from 8.1% to 9.7%. The Company closely monitored selling and marketing expenses during the third and fourth quarters in response to the decrease in sales volumes. Because the Company utilizes a direct sales force, a significant percentage of costs are fixed in nature, excluding variable sales commission programs.

    General and administrative expenses decreased by $876,000, from $4.1 million to $3.2 million, and decreased as a percentage of sales, from 6.6% to 6.5%. The decrease in general and administrative expenses resulted primarily from a reduction in incentive bonuses in fiscal year 1997 due to the decline in operating performance as compared to fiscal year 1996.

    Income from operations decreased by $6.8 million, or 91%, from $7.5 million to $688,000. The principal reasons for the decline were decreased sales and gross margins, and increases in research and development expenses.

    The $140,000 income attributable to non-consolidated subsidiary relates to the Company's 50% equity investment in Micro Pulse. The Company recognized $275,000 in income which represented 50% of Micro Pulse's fiscal year 1997 net income of $550,000, offset by $135,000 in amortization expense relating to the Company's initial investment in excess of 50% of Micro Pulse's net equity.

    The provision for income taxes decreased by $2.3 million, from $2.7 million to $404,000. Income taxes as a percentage of income before taxes were 39.0% in fiscal year 1997 and 35.0% in fiscal year 1996. The tax rates are a result of taxes, based upon a statutory rate, offset by benefits relating to the Company's foreign sales corporation, and research and development tax credits.

    Net income decreased $4.3 million, or 87%, from $5.0 million to $633,000.

FISCAL YEARS 1996 AND 1995
    Sales increased by $15.9 million, or 34.8%, from $45.7 million in fiscal year 1995 to $61.6 million in fiscal year 1996. The fiscal year 1996 sales increase was primarily a result of increases in Wireless Cable sales offset by decreases in Satellite Television sales. Sales of Wireless Cable products increased $22.2 million, or 105.8%, from $21.0 million to $43.2 million, while sales of Satellite Television products decreased $6.3 million, or 25.9%, from $24.4 million to $18.1 million.

    The increase in Wireless Cable sales resulted from strong international demand for the Company's Wireless Cable reception products and the introduction of the Company's broadband scrambling system, MultiCipher. Wireless Cable sales in the United States remained relatively flat with the sales of the prior year. This is a result of ordering patterns by domestic operators as they more closely monitor inventory levels to growth projections; increased competition; and the decision by some operators to limit their growth plans awaiting the availability of digital equipment.

    The decrease in Satellite Television product sales resulted from continued pressure domestically on C-Band satellite dish sales as the market shifts to the Ku-DBS alternative, and increased competition in Latin America for C-Band products. The Company has recently introduced a Ku-Band, DBS type downconverter and feedhorn.

    Gross profits increased by $6.7 million, or 47.3%, from $14.2 million to $21.0 million. Gross margins increased from 31.2% to 34%. The increase in gross profit resulted from increased sales volumes of Wireless Cable products and an increase in gross margins over the prior year. In a focused effort to increase gross margins, the Company emphasized the following: a sales shift from Satellite Television products to Wireless Cable products, lower cost designs, new product introductions and manufacturing process improvement and cost reduction programs.

    Research and development expenses increased by $1.2 million, from $3.2 million to $4.4 million. As a percentage of sales, research and development increased from 6.9% to 7.1%. The increases resulted from the need for additional resources, primarily personnel and equipment, to focus on the design and development of a broader line of Wireless Cable reception products; the MultiCipher "whole-house" scrambling system; and Ku-DBS products for Satellite Television.

    Selling expenses increased by $1.3 million, from $3.7 million to $5.0 million, but as a percentage of sales remained constant at 8.1%. Selling expenses increased due to increased sales to foreign markets and the Company's focus on expanding its sales and marketing presence in these markets.

    General and administrative expenses increased by $494,000, from $3.6 million to $4.1 million, but decreased as a percentage of sales, from 7.9% to 6.6%. The increase in expenses resulted primarily from increased personnel in administration and information services, and increased incentive bonuses based upon fiscal year 1996 operating performance.

    Income from operations increased by $3.7 million, or 98.6%, from $3.8 million to $7.5 million. The principal reasons for the growth were increased sales and gross margins, offset by increases in operating expenses.

    The $100,000 loss attributable to non-consolidated subsidiary relates to the Company's 50% equity investment in Micro Pulse. The Company recognized $125,000 in income which represented 50% of Micro Pulse's fiscal year 1996 net income of $250,000, offset by $225,000 in amortization expense relating to the Company's initial investment in excess of 50% of Micro Pulse's net equity.

    The provision for income taxes increased by $1.4 million, from $1.3 million to $2.7 million. Income taxes as a percentage of income before taxes were 35% in fiscal years 1996 and 1995. The 35% rate is a result of taxes based upon a statutory rate offset by benefits relating to the Company's foreign sales corporation and research and development tax credits.

    Net income increased $2.5 million, or 102%, from $2.5 million to $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES
    As of March 1, 1997 the Company had cash on hand of $3.2 million and working capital of $15.0 million. In addition, the Company has a $6.0 million working capital facility with California United Bank, a $2.0 million capital equipment facility with NationsBank and California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French Bank to borrow up to $600,000. As of March 1, 1997, no amounts were outstanding under any of these arrangements, except for approximately $1.3 million in term debt due to NationsBank, borrowed under prior capital equipment agreements. The $6.0 million credit facility with California United Bank expires on August 4, 1997, however, the Company has verbal assurances from the Bank that the agreement will be renewed for an additional year at similar or more favorable terms. The equipment facility with NationsBank expires in December 1997, at which time the Company will decide whether to renew such arrangement.

    The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

    The Company believes that inflation has not had a material effect on its operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related financial information required to be filed hereunder are indexed on page 18 of this report and are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

         Name                 Age                     Position
    ------------------------  ---      ---------------------------------------

    Ira Coron                  68      Chairman, Chief Executive Officer and
Director

    Michael R. Ferron          42      Vice President, Finance, Chief Financial
                                       Officer and Corporate Secretary

    Kris Kelkar                33      Vice President, Marketing

    Arthur H. Hausman (1)      73      Director

    William E. McKenna (1)(2)  77      Director

    Thomas L. Ringer (2)       65      Director

-------------------
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

    Ira Coron joined the Company as Chairman and Chief Executive Officer in March 1994. From 1989 to 1994 he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc., after serving in numerous senior management positions from June 1967 to July 1989 among which was Vice President and General Manager of TRW's Electronic Components Group. He also serves on the Board of Directors of the Wireless Cable Association, Made 2 Manage Systems, Inc., and CMC Industries, Inc.

    Michael R. Ferron joined the Company as Vice President, Finance and Chief Financial Officer in October 1990 and was appointed Corporate Secretary in March 1991. Prior to October 1990, Mr. Ferron was employed by the accounting firms of Deloitte & Touche and Arthur Young & Company, respectively.

    Kris Kelkar was appointed Senior Vice President of Sales and Marketing in April 1995 and Vice President, Marketing in April 1997. Since 1988 he held various positions with General Instrument Corporation, more recently he held the position of Vice President of International Marketing for General Instrument's Communications Division.

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

    William E. McKenna has been a director of the Company since October 1983. Since December 1977, Mr. McKenna has been general partner of MCK Investment Company, a private investment company. Mr. McKenna was Chairman of the Board of Directors of Technicolor, Inc. from 1970 to 1976 and was formerly Chairman of the Board of Directors and Chief Executive Officer of Hunt Foods & Industries, Inc. and its successor, Norton Simon, Inc. From 1960 to 1967, Mr. McKenna was associated with Litton Industries, Inc. as a Director and in various executive capacities. He is currently a director of Midway Games, Inc., Drexler Technology Company, WMS Industries, Inc. and Williams Hospitality Group, Inc.

    Thomas Ringer has been a director of the Company since August 1996. Mr. Ringer is Chairman of the Board of E*Capital Corporation (formally Wedbush Corp.), the holding company for Wedbush Morgan Securities, Inc. Mr. Ringer has served as Chairman, President and Chief Executive Officer for Recognition Equipment, Inc., President and Chief Executive Officer of Fujitsu Systems of America, Inc., and President and Chief Executive Officer of Computer Machinery Corporation. In addition, Mr. Ringer currently serves on the Board of Directors of Document Sciences Corporation, M.S. Aerospace, Inc., Public Safety Equipment, Inc., and the Center for Innovation and Entrepreneurship.

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

    The Company has a Compensation Committee which reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's officers and to administer the Company's Key Employee Stock Option Plan. The Company also has an Audit Committee which reviews the scope of audit procedures employed by the Company's independent auditors, reviews the audit reports rendered by the Company's independent auditors and approves the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the captions "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 18, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 18, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 18, 1997.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page 18 of this report.

(b) FORM 8-K. The Company made no filings on Form 8-K during the three months ended March 1, 1997.

(c) EXHIBITS. Reference is made to the Index to Exhibits on pages 33-35 of this report.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CALIFORNIA AMPLIFIER, INC.



                             By:         /s/ Ira Coron
                                -----------------------------
                                           Ira Coron
                                  Chairman of the Board and
                                   Chief Executive Officer
Dated:  May 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                               CAPACITIES
    SIGNATURES               IN WHICH SERVED                  DATES
-----------------------   -------------------------      ----------------


/s/ Ira Coron             Chairman, Chief Executive        May 30, 1997
-----------------------   Officer and Director
    Ira Coron             (Principal Executive
                          Officer)


/s/ William E. McKenna    Director                         May 30, 1997
-----------------------
    William E. McKenna

/s/ Arthur H. Hausman     Director                         May 30, 1997
-----------------------
    Arthur H. Hausman

/s/ Thomas L. Ringer      Director                         May 30, 1997
-----------------------
    Thomas L. Ringer

/s/ Michael R. Ferron     Vice President, Finance          May 30, 1997
-----------------------   Chief Financial
    Michael R. Ferron     Officer (Principal
                          Accounting Officer)
                          and Corporate Secretary

                              CALIFORNIA AMPLIFIER, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page
                                                               ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        19

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                     20

Consolidated Statements of Income                               21

Consolidated Statements of Stockholders' Equity                 22

Consolidated Statements of Cash Flows                           23

Notes to Consolidated Financial Statements                      24-32

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
California Amplifier, Inc.:

    We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of March 1, 1997, and March 2, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of March 1, 1997, and March 2, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 1997 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP



Los Angeles, California
April 9, 1997

                              CALIFORNIA AMPLIFIER, INC.

                             CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT PAR VALUE)


                                                        MARCH 1,      MARCH 2,
                                                          1997         1996
-------------------------------------------------------------------------------
                                        ASSETS

Current assets:
Cash and cash equivalents                               $ 3,165       $11,637
Accounts receivable                                       6,510         4,645
Income tax receivable                                       806           ---
Inventories                                               8,200         6,744
Deferred tax asset                                          800         1,200
Prepaid expenses and other current assets                   383           399
-------------------------------------------------------------------------------
         Total current assets                            19,864        24,625

Property and equipment -- at cost, net of
   accumulated depreciation and amortization              7,407         6,160
Investment in non-consolidated subsidiary                 1,000           852
Other assets                                              1,265           936
-------------------------------------------------------------------------------
                                                        $29,536       $32,573
-------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                        $ 2,136       $ 3,230
Accrued liabilities                                       1,928         4,659
Current portion of long-term debt                           799           993
-------------------------------------------------------------------------------
   Total current liabilities                              4,863         8,882


Long-term debt                                              525           767

Commitments                                                 ---           ---

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
   no shares outstanding                                    ---           ---
Common stock, $.01 par value; 30,000 shares authorized;
   11,713 shares outstanding in March 1997 and
   11,519 shares outstanding in March 1996                  117           115
Additional paid-in capital                               13,990        13,255
Foreign currency translation adjustment                   (127)            19
Retained earnings                                        10,168         9,535
-------------------------------------------------------------------------------

   Total stockholders' equity                            24,148        22,924
-------------------------------------------------------------------------------
                                                        $29,536       $32,573
-------------------------------------------------------------------------------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              CALIFORNIA AMPLIFIER, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)


                                                 YEARS ENDED
-------------------------------------------------------------------------------
                                     MARCH 1,       MARCH 2,       MARCH 4,
                                       1997           1996           1995
-------------------------------------------------------------------------------

Sales                               $ 49,290       $ 61,590       $ 45,656
Cost of sales                         34,810         40,637         31,432
-------------------------------------------------------------------------------

Gross profit                          14,480         20,953         14,224

Research and development               5,789          4,376          3,155
Selling                                4,802          5,003          3,712
General and administrative             3,201          4,077          3,583
-------------------------------------------------------------------------------

Income from operations                   688          7,497          3,774

Interest and other income, net           327            460            247
Interest expense                        (118)          (219)          (201)
Income (loss) attributable to
   non-consolidated subsidiary           140           (100)           (50)
-------------------------------------------------------------------------------

Income before provision for
   income taxes                        1,037          7,638          3,770
Provision for income taxes               404          2,680          1,319
-------------------------------------------------------------------------------

Net income                          $    633       $  4,958       $  2,451
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Net income per share                $    .05       $    .41       $    .22
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Weighted average shares outstanding   12,551         12,182         11,182

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              CALIFORNIA AMPLIFIER, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)


                                                                      Cumulative
                                                                       Foreign
                                    Common Stock        Additional     Currency
                                 -------------------     Paid-in      Translation   Retained
                                 Shares       Amount     Capital      Adjustment    Earnings      Total
-----------------------------------------------------------------------------------------------------------
Balances at February 26, 1994    10,576         $106      $9,931         $  ---       $2,126    $12,163

Exercise of stock options           240            2         283            ---          ---        285

Net income                          ---          ---         ---            ---        2,451      2,451
-----------------------------------------------------------------------------------------------------------
Balances at March 4, 1995        10,816          108      10,214            ---        4,577     14,899

Conversion of debt                  100            1         399            ---          ---        400

Exercise of stock options           603            6       2,642            ---          ---      2,648

Currency translation adjustment     ---          ---         ---             19          ---         19

Net income                          ---          ---         ---            ---        4,958      4,958
-----------------------------------------------------------------------------------------------------------
Balances at March 2, 1996        11,519          115      13,255             19        9,535     22,924

Exercise of stock options
  and warrants                      194            2         735            ---          ---        737

Currency translation adjustment     ---          ---         ---           (146)         ---       (146)

Net income                          ---          ---         ---            ---          633        633
-----------------------------------------------------------------------------------------------------------
Balances at March 1, 1997        11,713         $117     $13,990         $ (127)     $10,168    $24,148
-----------------------------------------------------------------------------------------------------------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              CALIFORNIA AMPLIFIER, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                     YEARS ENDED
----------------------------------------------------------------------------------------------------
                                                         MARCH 1,      MARCH 2,        MARCH 4,
                                                           1997          1996            1995
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $   633       $ 4,958         $ 2,451
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
       Depreciation and amortization                       2,016         2,693           2,363
       Loss on sale of property and equipment                 12            12              19
       (Income)/loss attributable to
         non-consolidated subsidiary                        (140)          100              50
       (Increase) decrease in:
         Accounts receivable                              (1,865)        1,394            (773)
         Inventories                                      (1,456)         (715)           (389)
         Income tax receivable                              (806)          ---             ---
         Deferred tax asset                                  400          (400)           (200)
         Prepaid expenses and other assets                  (313)         (229)            284
       Increase (decrease) in:
         Accounts payable                                 (1,094)          755          (1,329)
         Accrued liabilities                              (2,731)        1,719             972
----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities       (5,344)       10,287           3,448
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of property and equipment                       (3,420)       (3,408)         (3,005)
Proceeds from note receivable                                ---            25             105
Payments from (advances to)
   non-consolidated subsidiary                                (8)           25             (27)
----------------------------------------------------------------------------------------------------

Net cash used in investing activities                     (3,428)       (3,358)         (2,927)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Repayments under line of credit arrangements                 ---           ---            (666)
Debt borrowings                                              608         1,304           1,273
Debt repayments                                           (1,044)         (917)           (498)
Issuances of common stock, net of retirements                736         2,667             285
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    300         3,054             394
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
   cash equivalents                                       (8,472)        9,983             915
Cash and cash equivalents
   at beginning of year                                   11,637         1,654             739
----------------------------------------------------------------------------------------------------

Cash and cash equivalents
   at end of year                                        $ 3,165       $11,637         $ 1,654
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

California Amplifier, Inc. (the "Company") designs, manufactures and markets a broad line of amplifiers, downconverters, antennas and integrated products for the reception of microwave signals used primarily in conjunction with the delivery of multichannel television.

The Company also has a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse"), a company that designs, manufactures and markets antennas and amplifiers used principally in global positioning systems. Such products are used in surveying applications, vehicle tracking, and marine and airborne navigation. Subsequent to March 1, 1997, the Company acquired additional shares resulting in a 50.5% controlling interest in Micro Pulse. As a result, beginning in fiscal year 1998, the Company's current method of accounting for Micro Pulse using the equity method as presented in the accompanying financial statements will be changed to the consolidation method of accounting. (See Notes 2 and 3).


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

CONCENTRATION OF RISK

As of March 1, 1997, the Company had cash and cash equivalent balances of $3,165,000 at financial institutions (primarily California United Bank and Smith Barney) which were in excess of federally insured amounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has established a reserve for potential write-offs relating to noncollectibility of accounts receivable. As of March 1, 1997, and March 2, 1996, the allowance for doubtful accounts was $560,000 and $1,217,000, respectively. In fiscal year 1997, 1996 and 1995, $14,000, $473,000 and $601,000 was charged to expense, respectively. Amounts charged to the allowance account for bad debt write-offs and costs relating to product returns were $671,000, $12,000 and $153,000 in fiscal years 1997, 1996 and 1995, respectively.

WARRANTY

The Company warrants its products against defects over periods ranging from one to five years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. Warranty expense was $206,000, $969,000 and $578,000 in fiscal years 1997, 1996 and 1995, respectively. Amounts charged to accrued warranty for the actual costs of maintaining the Company's warranty program were $806,000, $469,000 and $578,000, in fiscal years 1997, 1996 and 1995, respectively.

INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

                                    March 1,       March 2,
                                      1997           1996
-------------------------------------------------------------------------------
Raw materials                       $ 2,510        $ 2,480
Work in process                       1,568            562
Finished goods                        4,122          3,702
-------------------------------------------------------------------------------
                                    $ 8,200        $ 6,744
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following (in
000's):

                                    March 1,       March 2,
                                      1997           1996
-------------------------------------------------------------------------------
Land                                     $   706        $     -
Machinery and equipment               9,125          7,516
Furniture and computers               4,271          3,731
Tooling                               3,201          2,620

Leasehold improvements                1,084            580
-------------------------------------------------------------------------------
                                     18,387         14,447
Less accumulated depreciation
 and amortization                   (10,980)        (8,287)
-------------------------------------------------------------------------------

                                    $ 7,407        $ 6,160
-------------------------------------------------------------------------------


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

The Company paid interest of $118,000, $219,000 and $196,000 in fiscal years 1997, 1996 and 1995, respectively. The Company paid income taxes of $839,000, $1,103,000 and $780,000 in fiscal years 1997, 1996 and 1995, respectively.

In fiscal year 1996, the Company excluded from the consolidated statements of cash flows the following non-cash transactions: issuance of 100,000 shares of its common stock as part of a $400,000 convertible debt arrangement (see Note
3).

NET INCOME PER SHARE

Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The number of shares used in the computation of net income per share for fiscal years 1997, 1996 and 1995 were increased by 913,000, 996,000 and 466,000 shares, respectively, for the dilutive effects of stock options and warrants. Primary earnings per share were not materially different from fully diluted earnings per share.

ACCOUNTING FOR STOCK OPTION STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1997. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard (see Note 8).

NEW AUTHORITATIVE PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal year 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.


3.  INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

In January 1993, the Company purchased a 50% ownership interest in Micro Pulse for $500,000. Under the terms of the agreement, the Company paid $100,000 in cash to the principal stockholders of Micro Pulse and issued a $400,000 convertible subordinated note bearing interest at 8% due in January 1996. In April 1995, the holders of the note chose to convert the note, and received 100,000 shares of the Company's common stock. Subsequent to March 1, 1997, the Company acquired additional shares resulting in a 50.5% controlling interest in Micro Pulse for forgiveness of $100,000 of debt due from Micro Pulse.

The investment in Micro Pulse is accounted for using the equity method of accounting. The investment is increased (reduced) by a credit (charge) to income for 50% of the Micro Pulse income (loss). In addition, the portion of the investment that exceeds 50% of Micro Pulse's net equity is being amortized over ten years. For financial statement presentation purposes, the Company considers all amounts advanced to Micro Pulse as part of its investment. A summary of the activity in the investment for fiscal years 1997, 1996 and 1995 is as follows (in 000's):


                                                  1997      1996      1995
-------------------------------------------------------------------------------

Beginning balance                               $  852      $977    $1,000
Net advances (payments) to/from Micro Pulse          8       (25)       27
Amortization of investment in
   excess of 50% of Micro Pulse net equity         (39)     (225)     (100)
50% of Micro Pulse income                          179       125        50
-------------------------------------------------------------------------------
Ending balance                                  $1,000      $852      $977
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Summary information relating to the results of operations and the financial condition of Micro Pulse for fiscal years 1997, 1996 and 1995 is as follows (in 000's):


                                                  1997      1996      1995
-------------------------------------------------------------------------------

Sales                                           $5,540     3,500    $2,400
Net income                                         358       250       100
Total assets                                     2,031     1,100       600
Stockholders' Equity (Deficit)                     152      (145)     (395)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Company recognized sales to Micro Pulse of $93,000, $377,000, and $302,000 in fiscal years 1997, 1996, and 1995, respectively. The Company recognized interest income relating to the receivable due from Micro Pulse of $68,000, $75,000 and $78,000 in fiscal years 1997, 1996, and 1995 respectively. The Company recognized interest expense relating to the $400,000 note payable prior to its conversion in April 1995 of $5,000 in fiscal year 1996 and $33,000 in fiscal year 1995.


4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in 000's):

                                               March 1,          March 2,
                                                 1997              1996
-------------------------------------------------------------------------------
Payroll and related expenses                    $  744            $1,547
Warranty                                           500             1,100
Income taxes                                       ---               987
Other accrued liabilities                          684             1,025
-------------------------------------------------------------------------------
                                                $1,928            $4,659
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

5.  SHORT-TERM BORROWINGS

The Company has a $6.0 million working capital credit facility with a bank. Borrowings outstanding bear interest at the bank's prime rate (8.25% at March 1, 1997) and are secured by substantially all of the Company's assets, excluding the assets secured by other debt arrangements. The credit facility expires on August 4, 1997. At March 1, 1997, no amounts were outstanding under this credit facility, and $6.0 million was available for borrowing.

The Company's foreign subsidiary has a $600,000 borrowing facility with a French bank. The borrowings are unsecured and bear interest at rates ranging from 6% to 8%. At March 1, 1997, no amounts were outstanding under the credit arrangement, and $600,000 was available for borrowing. The facility can be withdrawn by the bank at any time.

Selected information regarding short-term borrowings for fiscal years 1997, 1996 and 1995 is as follows (in 000's, except percentages):


                                                  1997      1996      1995
-------------------------------------------------------------------------------

Average amount outstanding                       $    -    $    -    $  339
Maximum amount outstanding                            -         -       800
Weighted average interest rate during the period      -         -      7.75%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


6.  LONG-TERM DEBT

Long-term debt consists of the following (in 000's):

                                                          March 1,  March 2,
                                                            1997      1996
-------------------------------------------------------------------------------

Note payable to a bank, secured by equipment,
bearing interest at rates ranging from 6.76% to 7.96%
payable monthly through November 2000                      $1,324    $1,760

Less portion due within one year                             (799)     (993)
-------------------------------------------------------------------------------

                                                           $  525    $  767
-------------------------------------------------------------------------------

Annual maturities on long-term debt as of March 1, 1997, are as follows (in 000's):

1998                                                                 $  799
1999                                                                    290
2000                                                                    134
2001                                                                    101
-------------------------------------------------------------------------------
                                                                     $1,324
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

7.  INCOME TAXES

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

The provision for income taxes for fiscal years 1997, 1996 and 1995 are as follows (in 000's):


                                            1997           1996           1995
-------------------------------------------------------------------------------
Current  - Federal                         $(175)        $2,512         $1,211
         - State                             (31)           443            214
         - Foreign                           210            125             94
Deferred - Federal                           340           (340)          (170)
         - State                              60            (60)           (30)
-------------------------------------------------------------------------------
                                           $ 404         $2,680         $1,319
-------------------------------------------------------------------------------

Differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 1997, 1996 and 1995 are as follows (in 000's):


                                            1997           1996           1995
-------------------------------------------------------------------------------
Income tax at statutory federal rate (34%)  $353         $2,597         $1,282
State income taxes (9.3%), net of federal 62
  income tax effect                           62            458            226
Foreign taxes                                210            125             94
Research and development credit              ---           (102)          (418)
Alternative Minimum Tax credit               ---            (83)           ---
-------------------------------------------------------------------------------
Other, net                                  (221)          (315)           135
-------------------------------------------------------------------------------
                                            $404         $2,680         $1,319

The components of the net deferred income tax asset are as follows (in 000's):

                                                       March 1,       March 2,
                                                         1997           1996
-------------------------------------------------------------------------------
Depreciation                                             $  95         $ (280)
Warranties                                                 200            430
Inventory valuation                                        440            325
Allowance for doubtful accounts                            160            420
Other, net                                                 (95)           305
-------------------------------------------------------------------------------
                                                         $ 800         $1,200
-------------------------------------------------------------------------------

8.  COMMON STOCK

STOCK OPTIONS

The Company has one stock option plan for its employees, the 1989 Key Employee Stock Option Plan ("1989 Plan''). Under the 1989 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually over a four year vesting period.

The following table summarizes the option activity for fiscal years 1997, 1996 and 1995 (in 000's except dollar amounts):
                                                                    Weighted
                                           Number                   Average
                                           Shares                Option Price
------------------------------------------------------------------------------

Outstanding at February 26, 1994            1,298                   $  1.95
Granted                                       458                      2.32
Exercised                                    (240)                      .74
Canceled                                     (152)                     2.63
------------------------------------------------------------------------------

Outstanding at March 4, 1995                1,464                      2.24
Granted                                       562                      7.09
Exercised                                    (603)                     2.27
Canceled                                     (109)                     4.15
------------------------------------------------------------------------------

Outstanding at March 2, 1996                1,314                      4.83
Granted                                       330                     18.19
Exercised                                    (109)                     3.08
Canceled                                     (147)                    11.00
------------------------------------------------------------------------------

Outstanding at March 1, 1997                1,388                   $  7.49
------------------------------------------------------------------------------

The weighted average theoretical value for options granted during the year was $15.01 and $5.66 for fiscal year 1997 and 1996, respectively.

The number of common stock options available for grant as of each fiscal year were 912,650 for 1997, 299,400 for 1996, and 381,000 for 1995. On July 19,
1996, the Stockholders approved the proposal to increase the number of shares available to grant by 800,000 shares.

Options outstanding at March 1, 1997 and related weighted average price and life information is as follows:

                                     Weighted             Total
                      Total          Average             Weighted           Options         Weighted
   Range of          Options      Remaining Life         Average          Exercisable       Average
Exercise Prices    Outstanding       (Years)          Exercise Price        (000's)      Exercise Price
----------------------------------------------------------------------------------------------------------
$ 0.69 - $ 0.82       147,300          6.5                $ 0.74            147,300          $ 0.74
$ 1.69 - $ 2.57       268,000          7.3                $ 2.32             85,000            2.35
$ 3.50 - $ 4.88       275,900          7.4                $ 3.72            142,900            3.62
$ 5.53 - $ 9.00       478,850          8.5                $ 7.12            101,150            6.98
$13.60 - $16.25        48,000          8.8                $14.78              8,000           14.05
$21.88 - $26.97       170,000          9.1                $26.97              6,576           21.88
----------------------------------------------------------------------------------------------------------
$0.69  - $26.97     1,388,000          7.9                $ 7.49            490,926          $ 3.64


As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its Stock Option Plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the

Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                             1997                     1996
                                            -----                    -----
Expected life (years)                          10                       10
Dividend yield                                 --                       --

The range for interest rates is 5.63% - 7.14%, range for volatility is 70.95% -77.17%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $1,863,000 and $404,000 in fiscal year 1997 and fiscal year 1996, respectively. This would result in a pro forma net loss resulting from the increased compensation cost of $485,000 $0.04 per share and pro forma net income of $4,716,000, or $0.39 per share in fiscal year 1997 and fiscal year 1996, respectively. The effect of stock-based compensation on net income for fiscal 1997 and 1996 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.

9.  COMMITMENTS

The Company leases its corporate and manufacturing facility as part of an operating lease through February 2004. The Company pays annual rents of $461,000 through July 2001, at which time the annual rent will increase to $480,000 until February 2004 when the lease expires. The lease agreement also requires the Company to pay all property taxes and any insurance premiums associated with the coverage of the facility.

In addition, the Company leases a shipping, finished goods and storage facility as part of an operating lease through February 2004. The Company pays annual rents of $30,000 through October 1998 at which time the annual rent will increase to $32,000. The Company also leases offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand, under certain lease arrangements. In addition, the Company leases equipment used in the manufacturing operation.

The following table represents the future minimum rent payments required under all operating leases with terms in excess of one year as of March 1, 1997 (in 000's):

Fiscal Year:
1998                                                                   $  598
1999                                                                      602
2000                                                                      607
2001                                                                      610
2002                                                                      590
Thereafter                                                              1,205
-------------------------------------------------------------------------------
                                                                       $4,212
-------------------------------------------------------------------------------

Rent expense for fiscal years 1997, 1996 and 1995 was $1,013,000, $1,200,000 and $1,186,000, respectively.

10. MAJOR CUSTOMERS AND FOREIGN SALES INFORMATION

The Company operates in a single business segment: the design, manufacture and sale of microwave components and subsystems. In fiscal year 1997, one customer accounted for 11.1% of the Company's sales. In fiscal year 1996, one customer accounted for 13% of the Company's sales, and in fiscal year 1995, no customer accounted for more than 10% of the Company's sales.

Sales information by product line, by domestic and foreign sales, and by geographical area are as follows (unaudited in 000's):

                                          1997           1996           1995
--------------------------------------------------------------------------------
Wireless Cable                          $ 34,438       $ 43,155       $ 20,965
Satellite Television                      14,758         18,058         24,389
--------------------------------------------------------------------------------
Other                                         94            377            302
--------------------------------------------------------------------------------
                                        $ 49,290       $ 61,590       $ 45,656
--------------------------------------------------------------------------------

Domestic                                $ 17,070       $ 17,136       $ 20,565
Foreign                                   32,220         44,454         25,091
--------------------------------------------------------------------------------
                                        $ 49,290       $ 61,590       $ 45,656
--------------------------------------------------------------------------------

U.S. & Canada                           $ 19,025       $ 18,113       $ 20,822
Latin America                              8,495          9,673         13,544
Europe                                     5,265         10,871          2,064
Middle East                                2,267            245          2,331
Africa                                     4,637          3,085          4,546
Asia                                       8,921         17,343          2,223
Australia                                    680          2,260            126
--------------------------------------------------------------------------------
                                        $ 49,290       $ 61,590       $ 45,656
--------------------------------------------------------------------------------


11. QUARTERLY FINANCIAL INFORMATION

The following summarizes certain quarterly statement of income data for each of the quarters in fiscal years 1997 and 1996 (unaudited in 000's, except percentages and per share data):

                                 First        Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter     Fiscal 1997
------------------------------------------------------------------------------------------------
Sales                          $ 17,275     $ 11,463     $ 11,702     $  8,850        $ 49,290
Gross profits                     6,043        3,430        3,406        1,601          14,480
Gross margins                       35%        29.9%        29.1%        18.1%           29.4%
Net income (loss)                 1,623        (209)          127        (908)             633
Income (loss) per share        $   0.13     $ (0.02)     $   0.01     $ (0.08)        $   0.05
------------------------------------------------------------------------------------------------


                                 First        Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter     Fiscal 1996
------------------------------------------------------------------------------------------------
Sales                          $ 12,665     $ 14,505     $ 16,314     $ 18,106        $ 61,590
Gross profits                     4,204        4,876        5,562        6,311          20,953
Gross margins                     33.2%        33.6%        34.1%        34.9%           34.0%
Net income                          852        1,071        1,357        1,678           4,958
Income per share               $    .07     $    .09     $    .11     $    .14        $    .41
------------------------------------------------------------------------------------------------


INDEX TO EXHIBITS

3.1     Certificate of Incorporation of the Registrant, as amended, filed as
        Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

3.1.1 Amendment to Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on September 19, 1996, filed as
        Exhibit 3.1.1 to the Registrant's Interim Report on Form 10-Q for the period ended August 31, 1996.

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

10.19 Change in Terms Agreement between Registrant and California United Bank, dated July 22, 1994, and filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

10.20 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 22, 1994, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

10.21 Second Amendment to Business Loan Agreement between Registrant and California United Bank, dated September 13, 1994, filed as Exhibit
        10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

10.22 Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996.

10.23 Promissory Note between Registrant and California United Bank dated July 26, 1995, filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996.

10.24 Commercial Security Agreement between Registrant and California United Bank dated July 26, 1995, filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996.

10.25 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996.

*10.26 Promissory Note between Registrant and California United Bank dated August 6, 1996, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 1, 1997.

*10.27 Second Amendment to Business Loan Agreement between Registrant and California United Bank, dated August 6, 1996, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended
        March 1, 1997.

*10.28 Building Lease on building between the Registrant and The Jennings Bypass Trust, dated September 11, 1996, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 1, 1997.

*10.29 Land Purchase Agreement on land between the Registrant and Rhoda-May A. Dallas Trust, dated February 13, 1996, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 1, 1997.

*27     Financial Data Schedule

-------------------

*Filed herewith