Form 10-Q
period 1997-05-31
CALIFORNIA AMPLIFIER INC
filed 1997-07-15
CIK 730255

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                                      FORM 10-Q


  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----
    ACT OF 1934

For the quarterly period ended:   May 31, 1997

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:      012182

                              CALIFORNIA AMPLIFIER, INC.
                (Exact name of registrant's specified in its charter)


         Delaware                                       95-3647070
-------------------------------                  -----------------------
(State or Other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

       460 Calle San Pablo
       Camarillo, California                               93012
-------------------------------                  -----------------------
(Address of principal executive offices)                 (Zip Code)

                                    (805) 987-9000
                                ---------------------
                 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                             -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of May 31, 1997:     11,717,000

Number of pages in this Form 10-Q:     8

                            PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)
-------------------------------------------------------------------------------

                                                        May 31,       Mar. 1,
                                                         1997         1997
                                                      ---------     --------
                                                     (Unaudited)    (Audited)
-------------------------------------------------------------------------------

                                        ASSETS

Current assets:
Cash and cash equivalents                                  $  3,200  $  3,165
Accounts receivable                                           8,265     7,316
Inventories                                                   9,861     8,200
Prepaid expenses and other current assets                     1,092     1,183
-------------------------------------------------------------------------------
    Total current assets                                     22,418    19,864

Property and equipment -- at cost, net of
  accumulated depreciation and amortization                   7,152     7,407
Other assets                                                  1,134     2,265
-------------------------------------------------------------------------------
                                                           $ 30,704  $ 29,536
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                           $  2,780  $  2,136
Accrued liabilities                                           2,327     1,928
Current portion of long-term debt                               722       799
-------------------------------------------------------------------------------
    Total current liabilities                                 5,829     4,863

Long-term debt                                                  405       525

Minority interest share in net assets of
  Micro Pulse                                                   179       ---

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                         ---       ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,717 shares outstanding in May 1997 and
  11,713 in March 1997                                          117       117
Additional paid-in capital                                   13,999    13,990
Foreign currency translation adjustment                        (123)     (127)
Retained earnings                                            10,298    10,168
-------------------------------------------------------------------------------
    Total stockholders' equity                               24,291    24,148
-------------------------------------------------------------------------------
                                                           $ 30,704  $ 29,536
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

                                                           Three Months Ended
-------------------------------------------------------------------------------
                                                            May 31,   June 1,
                                                             1997      1996
-------------------------------------------------------------------------------

Sales                                                      $ 12,013  $ 17,275
Cost of sales                                                 8,342    11,232
-------------------------------------------------------------------------------
Gross profit                                                  3,671     6,043

Research and development                                      1,086     1,473
Selling                                                       1,307     1,333
General and administrative                                      978       884
-------------------------------------------------------------------------------
Income from operations                                          300     2,353

Interest and other income (expense), net                        (5)       139
Minority interest share in income of
  Micro Pulse                                                  (83)       ---
-------------------------------------------------------------------------------
Income before tax                                               212     2,492
Provision for income taxes                                       82       869
-------------------------------------------------------------------------------
Net income                                                 $    130  $  1,623
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Net income per share                                       $    .01  $    .13
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Weighted average number of shares outstanding                11,981    12,742
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                           Three Months Ended
-------------------------------------------------------------------------------
                                                            May 31,   June 1,
                                                             1997      1996
-------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                   $  130    $1,623
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                                766       712
   (Increase) decrease in:
    Accounts receivable                                        (843)   (3,362)
    Income tax receivable                                       666       ---
    Inventories                                              (1,027)   (1,336)
    Prepaid expenses and other assets                           370      (253)
   Increase (decrease) in:
    Accounts payable                                            154       383
    Accrued liabilities                                        (199)     (389)
-------------------------------------------------------------------------------
Cash provided (used) by operating activities:                    17    (2,622)
-------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                          (270)   (2,295)
  Purchase of controlling interest in Micro Pulse               327       ---
  Minority interest share in net assets of Micro Pulse          179       ---
  Advance to Micro Pulse                                        ---       (45)
-------------------------------------------------------------------------------
Cash provided by (used in) investing activities:                236    (2,340)
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of term debt                                       (228)     (258)
  Issuances of common stock                                      10       108
-------------------------------------------------------------------------------
Cash used by financing activities:                             (218)     (150)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             35    (5,112)
Cash and cash equivalents at the beginning of period          3,165    11,637
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $3,200    $6,525
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              CALIFORNIA AMPLIFIER, INC.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 1, 1997. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                       May 31,1997    March 1, 1997
                                       -----------    -------------

    Raw material                           $2,691         $2,510
    Work in process                         1,131          1,568
    Finished goods                          6,039          4,122
                                           ------         ------
                                           $9,861         $8,200
                                           ------         ------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three months ended May 31, 1997 and June 1, 1996 were increased by 515,000 and 1,208,000, respectively, for the dilutive effects of stock options and warrants.

4. CONSOLIDATION OF INVESTMENT IN MICRO PULSE, INC. - In March 1997, the Company acquired additional shares in Micro Pulse, Inc. ("Micro Pulse"), which resulted in California Amplifier holding a 50.5% controlling interest in Micro Pulse. Effective March 2, 1997, the statements of income, balance sheet, and cash flows of Micro Pulse are consolidated with those of the Company, reduced by the minority interests' share in the net assets and income of Micro Pulse. The 50% investment in Micro Pulse had previously been accounted for using the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1997 AND JUNE 1, 1996

SALES

Sales decreased by $5.3 million, or 31% from $17.3 million for the three months ended June 1, 1996 to $12.0 million for the three months ended May 31, 1997. The sales decrease resulted from decreases in sales of Wireless Cable products and Satellite television products, offset by sales of Antenna products, which represent sales by Micro Pulse, a company which the Company holds a 50.5% controlling interest. Sales of Wireless Cable products decreased $5.9 million, or 46%, to $7.1 million. Sales of Satellite Television products decreased $998,000, or 23%, to $3.3 million. Sales of Antenna products by Micro Pulse were $1.7 million, but were not consolidated in the prior year.

The decrease in Wireless Cable sales resulted primarily from decreases in sales of Wireless Reception products and MultiCipher. Domestically, operators continue to delay purchases of equipment as the digital rollout is evaluated. Internationally, market growth continues, but the first quarter of the prior year had sales to new system launches which accounted for a significant percentage of Wireless Cable sales. In the current quarter, there were no major system sales of the same magnitude. Accordingly, year-to-year sales decreased. The decrease in Satellite Television product sales resulted from continued decreases in C-band sales, offset by increased Ku-band sales. The Company has not been successful in booking a major DBS order to completely offset its reduced sales of C-band products. Sales of Antenna products, as noted above, have only been consolidated since March 2, 1997 when the Company acquired a controlling interest.

The Company's future sales growth is dependent upon maintaining its Wireless Cable market share internationally, a successful Wireless Cable digital rollout in the United States which the Company must participate, and continued demand for its Ku-DBS product into niche markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $2.4 million, or 39%, from $6.0 million to $3.7 million. Gross margins decreased from 35% to 30.6%. The decrease in gross profits resulted from lower sales volumes and lower gross margins. The gross margin reduction resulted primarily from lower sales, under-utilization of factory overhead, and reduced product gross margins, primarily in Wireless Reception products, as a result of competitive pricing in a soft market environment.

OPERATING EXPENSES

Research and development expenses decreased by $387,000 from $1.5 million to $1.1 million. The decrease resulted primarily from reduced expenditures in the current quarter as compared to the first quarter of the prior year, relating to the development of MultiCipher Plus, offset by research and development expenses incurred by Micro Pulse, which is now consolidated.

Selling expenses decreased by $26,000 from $1.33 million to $1.31 million. The decrease was due primarily to reductions in certain discretionary spending, offset by increases in salaries, personnel additions and an increased level of international selling expenses relating to the increases in sales in various international regions, as well as selling expenses incurred by Micro Pulse, which is now consolidated.

General and administrative expenses increased by $94,000 from $884,000 to $978,000. The increase was due to reduced expenses, offset by administrative expenses incurred by Micro Pulse, which is now consolidated.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, decreased by $2.1 million, from $2.4 million to $300,000.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, decreased by $144,000 to $5,000 expense, net, from $139,000 income, net. The primary reason for the decrease is reduced interest income because of lower cash balances during the current quarter.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The minority interest share in income of Micro Pulse represents 49.5% of the income before tax of Micro Pulse. In the prior year, Micro Pulse was not consolidated, however, no income was booked during the first quarter of the prior year for California Amplifier's then 50% ownership interest which was accounted for using the equity method of accounting.

PROVISION FOR TAXES

The provision for taxes for the first quarter of fiscal 1998 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1997. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, decreased by $1.5 million, from $1.6 million to $130,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with California United Bank at the bank's prime rate (8.5% at May 31, 1997). In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of May 31, 1997, no amounts were outstanding under any of these arrangements. The $6.0 million credit facility with California United Bank expires on August 4, 1997. The Company is currently in discussions with California United Bank to renew the agreement for an additional year at similar terms.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled YOURISH V. CALIFORNIA AMPLIFIER, ET AL., Case No. 97-4293 (BM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled YOURISH V. CALIFORNIA AMPLIFIER, ET AL., Case No. CIV 173569. The actions are purported class actions on behalf of purchasers of the common stock of California Amplifier between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.

Information applicable to Items 2 through 6 has been reported by the registrant in previous filings or has already been disclosed in the financial information provided in Part I.

No reports on Form 8-K were filed during the quarter ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       California Amplifier, Inc.
                                  ------------------------------------
                                            (Registrant)


July 14, 1997                           /s/ Michael R. Ferron
                                  ------------------------------------
                                       Michael R. Ferron
                                       Vice President, Finance and
                                       Chief Accounting Officer