Form 10-Q/A
period 1997-05-31
CALIFORNIA AMPLIFIER INC
filed 1997-08-19
CIK 730255

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended:    May 31, 1997

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

                           Yes X        No
                              ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of May 31, 1997: 11,717,000

Number of pages in this Form 10-Q:  6

                        PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)
--------------------------------------------------------------------------------
                                                         May 31,       Mar. 1,
                                                          1997          1997
                                                       -----------    ---------
                                                       (Unaudited)    (Audited)
                                                       -----------    ---------

                                         ASSETS

Current assets:
Cash and cash equivalents                               $  3,200      $  3,165
Accounts receivable                                        8,265         7,316
Inventories                                                9,861         8,200
Prepaid expenses and other current assets                  1,092         1,183
                                                        --------      --------
  Total current assets                                    22,418        19,864

Property and equipment -- at cost, net of
  accumulated depreciation and amortization                7,152         7,407
Other assets                                               1,134         2,265
                                                        --------      --------
                                                        $ 30,704      $ 29,536
                                                        --------      --------
                                                        --------      --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                        $  2,780      $  2,136
Accrued liabilities                                        2,327         1,928
Current portion of long-term debt                            722           799
                                                        --------      --------
  Total current liabilities                                5,829         4,863

Long-term debt                                               405           525

Minority interest share in net assets of
  Micro Pulse                                                179           ---

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                      ---           ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,717 shares outstanding in May 1997 and
  11,713 in March 1997                                       117           117
Additional paid-in capital                                13,999        13,990
Foreign currency translation adjustment                     (123)         (127)
Retained earnings                                         10,298        10,168
                                                        --------      --------
 Total stockholders' equity                               24,291        24,148
                                                        --------      --------
                                                        $ 30,704      $ 29,536
                                                        --------      --------
                                                        --------      --------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

                                                           Three Months Ended
                                                         ----------------------
                                                         May 31,        June 1,
                                                           1997          1996
                                                         -------        -------
Sales                                                    $12,013        $17,275
Cost of sales                                              8,342         11,232
                                                         -------        -------
Gross profit                                               3,671          6,043

Research and development                                   1,086          1,473
Selling                                                    1,307          1,333
General and administrative                                   978            884
                                                         -------        -------
Income from operations                                       300          2,353

Interest and other income (expense), net                      (5)           139
Minority interest share in income of
 Micro Pulse                                                 (83)           -
                                                         -------        -------
Income before tax                                            212          2,492
Provision for income taxes                                    82            869
                                                         -------        -------
Net income                                               $   130        $ 1,623
                                                         -------        -------
Net income per share                                     $   .01        $   .13
                                                         -------        -------
Weighted average number of shares outstanding             11,981         12,742
                                                         -------        -------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                            ------------------
                                                          May 31,        June 1,
                                                           1997           1996
                                                          -------        -------

Cash flows from operating activities:
Net income                                                $   130       $ 1,623
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                              766           712
    (Increase) decrease in:
    Accounts receivable                                      (843)       (3,362)
    Income tax receivable                                     666           -
    Inventories                                            (1,027)       (1,336)
    Prepaid expenses and other assets                         370          (253)
   Increase (decrease) in:
    Accounts payable                                          154           383
    Accrued liabilities                                      (199)         (389)
                                                          -------       -------
Cash provided (used) by operating activities:                  17        (2,622)
                                                          -------       -------

Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                        (270)       (2,295)
  Purchase of controlling interest in Micro Pulse             327           ---
  Minority interest share in net assets of Micro Pulse        179           ---
  Advance to Micro Pulse                                      ---           (45)
                                                          -------       -------
Cash provided by (used in) investing activities:              236        (2,340)
                                                          -------       -------

Cash flows from financing activities:
  Repayment of term debt                                     (228)         (258)
  Issuances of common stock                                    10           108
                                                          -------       -------
Cash used by financing activities:                           (218)         (150)
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents           35        (5,112)
Cash and cash equivalents at the beginning of period        3,165        11,637
                                                          -------       -------
Cash and cash equivalents at end of period                $ 3,200       $ 6,525
                                                          -------       -------
                                                          -------       -------

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

                                             May 31, 1997    March 1, 1997
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

5. CONTINGENCIES - In June 1997, the Company and certain of its Directors and Officers had three legal actions filed against them, one in United States District Court, Central District of California, Western Division and two in Suprior Court for the State of California, County of Ventura. See Part II,
Item I- Legal Proceedings included elsewhere herein. Based upon the analysis performed to date, the Company and its Directors and Officers plan to vigorously defend themselves against these claims.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

In June 1997, the Company and certain of its directors and officers had three legal actions filed against them, one in the United States District Court, Central District of California, Western Division, entitled YOURISH V. CALIFORNIA AMPLIFIER, ET AL., Case No. 97-4293 (BM (Mcx), and two in the Superior Court for the State of California, County of Ventura, entitled YOURISH V. CALIFORNIA AMPLIFIER, ET AL., Case No. CIV 173569, and BURNS V. CALIFORNIA AMPLIFIER, ET AL., Case No. CIV 173981. The actions are purported class actions on behalf of purchasers of the common stock of California Amplifier between September 12, 1995 and August 8, 1996. The actions generally claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.

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



                                        California Amplifier, Inc.
                                        --------------------------
                                               (Registrant)


August 18, 1997
                                        ---------------------------
                                        Michael R. Ferron
                                        Vice President, Finance and
                                        Chief Accounting Officer