Form 10-Q
period 1997-08-30
CALIFORNIA AMPLIFIER INC
filed 1997-10-10
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 30, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:       012182

                           CALIFORNIA AMPLIFIER, INC.
              (Exact name of registrant's specified in its charter)


      Delaware                                                      95-3647070
(State or Other jurisdiction of                                  (IRS Employer
incorporation or organization)                              Identification No.)

   460 Calle San Pablo
   Camarillo, California                                                 93012
(Address of principal executive offices)                             (Zip Code)

                                     (805) 987-9000
                (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of August 30, 1997: 11,722,222

Number of pages in this Form 10-Q:  14

                         PART I - FINANCIAL INFORMATION

ITEM 1:     Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

                                                        Aug. 30,      Mar. 1,
                                                         1997           1997
                                                      --------        ------
                                                     (Unaudited)    (Audited)

                                     ASSETS

Current assets:
Cash and cash equivalents                             $ 2,477         $  3,165
Accounts receivable                                     9,458            7,316
Inventories                                            10,824            8,200
Prepaid expenses and other current assets               1,123            1,183
------------------------------------------------------------------------------
      Total current assets                             23,882           19,864

Property and equipment -- at cost, net of
  accumulated depreciation and amortization             7,811            7,407
Other assets                                            1,092            2,265
------------------------------------------------------------------------------
                                                      $32,785         $ 29,536
------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                      $ 4,091         $  2,136
Accrued liabilities                                     2,295            1,928
Current portion of long-term debt                         841              799
------------------------------------------------------------------------------
      Total current liabilities                         7,227            4,863

Long-term debt                                            898              525

Minority interest share in net assets of
  Micro Pulse                                             217              ---

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                                    ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,722 shares outstanding in August 1997 and
  11,713 in March 1997                                    117              117
Additional paid-in capital                             14,007           13,990
Foreign currency translation adjustment                  (183)            (127)
Retained earnings                                      10,502           10,168
------------------------------------------------------------------------------
      Total stockholders' equity                       24,443           24,148
------------------------------------------------------------------------------
                                                      $32,785         $ 29,536
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)


                                     Three Months Ended       Six Months Ended
                                    Aug. 30,    Aug. 31,    Aug. 30,    Aug. 31,
                                    1997         1996        1997         1996

Sales                             $13,091      $11,463     $25,104     $28,738
Cost of sales                       9,135        8,033      17,477      19,265
------------------------------------------------------------------------------
Gross profit                        3,956        3,430       7,627       9,473

Research and development            1,051        1,819       2,137       3,292
Selling                             1,405        1,219       2,712       2,552
General and administrative          1,105          807       2,083       1,691
------------------------------------------------------------------------------
Income (loss) from operations         395         (415)        695       1,938

Interest and other income (expense),
net                                    (8)         127         (13)        266
Minority interest share in income of
  Micro Pulse                         (65)         ---        (148)        ---
------------------------------------------------------------------------------
Income (loss) before taxes            322         (288)        534       2,204
(Provision) benefit for income taxes (118)          79        (200)       (790)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net income (loss)                  $  204       $ (209)    $   334      $1,414

Net income (loss) per share        $  .02       $(.02)     $   .03      $  .11
--------------------------------------------------------------------------------

Weighted average number of
   shares outstanding              12,034       11,607      12,009      12,665
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                             Six Months Ended
                                                         Aug. 30,       Aug. 31,
                                                          1997            1996

Cash flows from operating activities:
Net income                                              $ 334           $1,414
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                        1,562            1,385
   (Increase) decrease in:
     Accounts receivable                               (1,370)          (2,765)
     Inventories                                       (1,990)            (924)
     Prepaid expenses and other assets                    380             (226)
   Increase (decrease) in:
     Accounts payable                                   1,465             (967)
     Accrued liabilities                                 (232)          (1,815)
-------------------------------------------------------------------------------
Cash provided (used) by operating activities:             149           (3,898)
-------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                  (1,784)          (3,371)
  Purchase of controlling interest in Micro Pulse         327              ---
  Minority interest share in net assets of Micro Pulse    217              ---
  Advance to Micro Pulse                                  ---             (148)
-------------------------------------------------------------------------------
Cash used in investing activities:                     (1,240)          (3,519)
-------------------------------------------------------------------------------

Cash flows from financing activities:
  Addition (repayment) of term debt                       384             (519)
  Issuances of common stock                                19              200
------------------------------------------------------------------------------
Cash provided by (used in) financing activities:          403             (319)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (688)          (7,736)
Cash and cash equivalents at the beginning of period    3,165           11,637
------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $2,477          $3,901
------------------------------------------------------------------------------

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

2.   INVENTORIES-   Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                  Aug. 30, 1997    March 1,1997

                    Raw material                      $3,154             $2,510
                    Work in process                      958              1,568
                    Finished goods                     6,712              4,122
                                                      ------              -----
                                                     $10,824             $8,200
                                                     -------             ------

3. NET INCOME PER SHARE - Net income per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method. The weighted average number of shares used in the computation of net income per share for the three and six months ended August 30, 1997, and the six months ended August 31, 1996, were increased by 271,000, 321,000, and 1,058,000, respectively, for the dilutive effects of stock options and warrants. There was no share adjustment for stock options and warrants outstanding for the three months ended August 31, 1996 since the Company incurred a net loss, and the effect of including such stock options and warrants would be anti-dilutive.

4. CONSOLIDATION OF INVESTMENT IN MICRO PULSE, INC.. - In March 1997, the Company acquired additional shares in Micro Pulse, Inc. ("Micro Pulse"), which resulted in California Amplifier holding a 50.5% controlling interest in Micro Pulse. Accordingly, as of August 30, 1997, and for the three and six month periods ended August 30, 1997, the balance sheet, statements of income, and cash flows of Micro Pulse are consolidated with those of the Company, reduced by the minority interests' share in the net assets and income of Micro Pulse. Prior to March 2, 1997 and as of March 1, 1997, the 50% investment in Micro Pulse was accounted for using the equity method of accounting.

5. CONTINGENCIES - In June 1997, the Company and certain of its Directors and Officers had three legal actions filed against them, one in United States
District Court, Central District of California, Western Division and two in Superior Court for the State of California, County of Ventura. See Part II, Item I- Legal Proceedings included elsewhere herein. Based upon the analysis performed to date, the Company and its Directors and Officers plan to vigorously defend themselves against these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 30, 1997 AND AUGUST 31, 1996

SALES

Sales increased by $1.6, or 12% from $11.5 million for the three months ended August 31, 1996 to $13.1 million for the three months ended August 30, 1997. Sales of Wireless Cable products increased $312,000, or 4%, from $7.5 million, to $7.8 million. Sales of Satellite Television products decreased $148,000, or 4%, from $3.9 million to $3.8 million. Sales of Antenna products (sales by Micro Pusle) for the three months ended were $1.5 million, but were not included in the sales of the Company in the prior year period since Micro Pulse was reflected as an equity investment and not consolidated.

The increase in Wireless Cable sales results from increased sales of Wireless reception products, primarily to Latin America, offset by a decrease in sales of MultiCipher products. The decrease in sales of Satellite Television products results from a continued decrease in sales of C-Band products domestically because of the Ku-DBS alternative, and decreases in sales of C-Band products internationally primarily because of pricing competition. The C-Band product sales decline, however, was offset by increases in Ku-DBS products as the Company expands the Ku-DBS product line.

The Company's future sales growth is dependent upon maintaining its Wireless Cable market share internationally, the broad introduction of digital Wireless Cable in the United States which the Company must participate, and continued demand for its Ku-DBS products into niche markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $526,000, or 13%, from $3.4 million to $4.0 million. Gross margins increased from 29.9% to 30.2%. The increase in gross profits resulted from increased sales and the slight improvement in gross margins. The gross margin increase is primarily a result of increased sales volumes and product sales mix.

There will be continued pressures on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

OPERATING EXPENSES

Research and development expenses decreased by $768,000 from $1.8 million to $1.1 million. The decrease resulted primarily from reduced expenditures in the current fiscal year period as compared to the second quarter of the prior year, relating primarily to the development and introduction of MultiCipher Plus, offset by the research and development expenses incurred by Micro Pulse, which is now consolidated.

Selling expenses increased by $186,000 from $1.2 million to $1.4 million. The increase was due primarily to personnel additions, and selling expenses incurred by Micro Pulse, which is now consolidated.

General and administrative expenses increased by $298,000 from $807,000 to $1.1 million. The increase was primarily due to increased general administrative expenses and administrative expenses incurred by Micro Pulse, which is now consolidated.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons noted above, increased by $810,000, from an operating loss of ($415,000) to operating income of $395,000.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, decreased by $135,000 to $8,000 expense, net, from $127,000 income, net. The primary reason for the decrease is reduced interest income because of lower cash balances during the current year quarter.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The minority interest share in income of Micro Pulse represents the 49.5% ownership interest's share of the consolidated income before tax of Micro Pulse. In the prior year, Micro Pulse was not consolidated, however, no income was booked during the second quarter of the prior year for California Amplifier's then 50% ownership interest, which was accounted for using the equity method of accounting.

PROVISION FOR TAXES

The provision for taxes for the second quarter of fiscal 1998 is based upon an annualized tax rate of 37%. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, increased by $413,000, from ($209,000) to $204,000.

SIX MONTHS ENDED AUGUST 30, 1997 AND AUGUST 31, 1996

SALES

Sales decreased by $3.6 million, or 13%, from $28.7 million for the six months ended August 31, 1996 to $24.1 million for the six months ended August 30, 1997. Sales of Wireless Cable products decreased $5.6 million, or 27%, from $20.4 million to $14.9 million. Sales of Satellite Television products decreased $1.1 million, or 14%, from $8.2 million to $7.1 million. Sales of Antenna products (sales by Micro Pulse) for the six months ended August 30, 1997 were $3.2 million, but were not included in the sales of the Company in the prior year period since Micro Pulse was reflected as an equity investment and not consolidated.

The decreases in Wireless Cable sales resulted primarily from decreases in the sales of MultiCipher products. Sales of Wireless Cable reception products remained about flat, with increases in Latin America, offset by reductions domestically and in Asia. The decrease in Satellite Television products resulted from continued decreases in sales of C-Band products domestically because of the Ku-DBS alternative, and decreased sales of C-Band product internationally primarily because of pricing competition. The C-Band product sales decline, however, was offset by increases in Ku-DBS products as the Company expands the Ku-DBS product line.

The Company's future sales growth is dependent upon maintaining its Wireless Cable market share internationally, the broad introduction of digital Wireless Cable in the United States which the Company must participate, and continued demand for its Ku-DBS products into niche markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $1.8 million, or 19%, from $9.5 million to $7.6 million, and gross margins decreased from 33% to 30.3%. The 19% decrease in gross profits resulted from a 13% decrease in sales, and the 2.7% reduction in gross margins. The gross margin decline is primarily a result of lower sales volumes, and pricing competition in Wireless Cable reception and Ku-DBS products.

There will be continued pressure on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

OPERATING EXPENSES

Research and development expenses decreased $1.2 million from $3.3 million to $2.1 million. The decrease resulted primarily from reduced expenditures during the current fiscal year six month period, as compared to the prior year period, relating to the development, introduction and rollout of MultiCipher Plus. These reduced expenses were offset by research and development costs incurred by Micro Pulse, which is now consolidated.

Selling expenses increased $160,000 from $2.55 million to $2.71 million. The increase is primarily a result of personnel additions, and selling expenses incurred by Micro Pulse, which is now consolidated.

General and Administrative expense increased $392,000 from $1.7 million to $2.1 million. The increase is due to a higher level of administrative expenses, and the administrative costs of Micro Pulse which is now consolidated.

INCOME FROM OPERATIONS

Income from operations, for the reasons outlined above, decreased $1.2 million, from $1.9 million to $695,000.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, decreased by $279,000 to $13,000 expense, net from $266,000 income, net. The primary reason for the decrease is reduced interest income because of lower cash balances during the current year period.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The minority interest share in income of Micro Pulse represents 49.5% ownership interest's share of the consolidated income before tax of Micro Pulse. In the prior year, Micro Pulse was not consolidated, however, no income was booked during the second quarter of the prior year for California Amplifier's then 50% ownership interest which was accounted for using the equity method of accounting.

PROVISION FOR TAXES

The provision for taxes for the second quarter of fiscal 1998 is based upon an annualized tax rate of 37%, the same tax rate as fiscal year 1997. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, decreased by $1.1 million, or 76% from $1.4 million to $334,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with California United Bank at the bank's prime rate (8.5% at August 30, 1997). In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of August 30, 1997, no amounts were outstanding under any of these arrangements. The $6.0 million credit facility with California United Bank expires in August 1998.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 (BM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of California Amplifier, Inc. was held July 18, 1997.

At the annual meeting of stockholders a proposal was considered for the election of Ira Coron, Arthur H. Hausman, William E. McKenna and Thomas L. Ringer as
directors to serve until the 1998 annual meeting of stockholders. The director-nominees were elected. The voting results were as follows:

      Proposal

      1) Election of directors:
                                            For            Withheld     Against
         Ira Coron                       10,800,072         131,998         0
         Arthur H. Hausman               10,800,321         131,749         0
         William E. McKenna              10,799,371         132,699         0
         Thomas L. Ringer                10,804,872         127,198         0

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See exhibit index attached hereto which is incorporated herein by this reference.
         (b) No reports on Form 8-K were filed during the quarter ended August 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 California Amplifier, Inc.
                                                     (Registrant)


October 10, 1997                                  /S/ MICHAEL R. FERRON
                                          -----------------------------
                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer

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

10.4.1 Amendment No. 1 to the 1989 Key Employee Stock Option Plan filed as Exhibit 4.7 to the Registrant's Registration Statement on Form
      S-8(33-36944) and by this reference is incorporated herein and made a part hereof.

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

10.9.1Amendment of Lease on building  between the Registrant and Calle San Pablo
      Property Co. dated February 9, 1995, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended March 4, 1995.

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

10.19 Change in Terms Agreement between Registrant and California United Bank, dated July 22, 1994, and filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 1995, and by this reference is incorporated herein and made part hereof.

10.20 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 22, 1994, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 1995, and by this reference is incorporated herein and made part hereof.

10.21 Second Amendment to Business Loan Agreement between Registrant and California United Bank, dated September 13, 1994, filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 1995, and by this reference is incorporated herein and made part hereof.

10.22 Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996, and by this reference is incorporated herein and made part hereof.

10.23 Promissory Note between Registrant and California United Bank dated July 26, 1995, filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996, and by this reference is incorporated herein and made part hereof.

10.24 Commercial Security Agreement between Registrant and California United Bank dated July 26, 1995, filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996, and by this reference is incorporated herein and made part hereof.

10.25 First Amendment to Business Loan Agreement between Registrant and California United Bank, dated July 26, 1995, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1996, and by this reference is incorporated herein and made part hereof.

10.26 Promissory Note between Registrant and California United Bank dated August 6, 1996, filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 1, 1997.

10.27 Second Amendment to Business Loan Agreement between Registrant and California United Bank, dated August 6, 1996, filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 1, 1997, and by this reference is incorporated herein and made part hereof.

10.28 Building Lease on building between the Registrant and The Jennings Bypass Trust, dated September 11, 1996, filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 1, 1997, and by this reference is incorporated herein and made part hereof.

10.29 Land Purchase Agreement on land between the Registrant and Rhoda-May A. Dallas Trust, dated February 13, 1996, filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 1, 1997, and by this reference is incorporated herein and made part hereof.

*10.30Loan  Agreement  between  Registrant  and  California  United Bank,  dated
      August 22, 1997, filed as Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 30, 1997.

*10.31Change in Terms Agreement between Registrant and California United Bank, dated August 22, 1997, and filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 30, 1997.

*27   Financial Data Schedule
-------------------

* Filed herewith