Form 10-Q
period 1997-11-29
CALIFORNIA AMPLIFIER INC
filed 1998-01-09
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     November 29, 1997

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

                                 Yes   x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of November 29, 1997:     11,743,322

Number of pages in this Form 10-Q:  12

                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

                                                        Nov. 29,       Mar. 1,
                                                         1997           1997
                                                      --------        ------
                                                      (Unaudited)     (Audited)

                                     ASSETS

Current assets:
Cash and cash equivalents                             $ 3,443         $ 3,165
Accounts receivable                                     8,441           7,316
Inventories                                             8,612           8,200
Prepaid expenses and other current assets               1,360           1,183
------------------------------------------------------------------------------
      Total current assets                             21,856          19,864

Property and equipment -- at cost, net of
  accumulated depreciation and amortization             7,640           7,407
Other assets                                            1,044           2,265
------------------------------------------------------------------------------
                                                      $30,540         $29,536
------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                      $ 2,602         $  2,136
Accrued liabilities                                     2,548            1,928
Current portion of long-term debt                         701              799
------------------------------------------------------------------------------
      Total current liabilities                         5,851            4,863

Long-term debt                                            816              525

Minority interest share in net assets of
  Micro Pulse                                             250              ---

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                   ---              ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,743 shares outstanding in November 1997 and
  11,713 in March 1997                                    117              117
Additional paid-in capital                             14,075           13,990
Foreign currency translation adjustment                  (177)            (127)
Retained earnings                                       9,608           10,168
------------------------------------------------------------------------------
      Total stockholders' equity                       23,623           24,148
------------------------------------------------------------------------------
                                                      $30,540         $ 29,536
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

                                   Three Months Ended        Nine Months Ended
                                   Nov. 29,    Nov. 30,    Nov. 29,     Nov. 30,
                                    1997         1996       1997          1996
Sales                             $13,382      $11,702     $38,486     $40,440
Cost of sales                      10,517        8,296      27,994      27,561
------------------------------------------------------------------------------
Gross profit                        2,865        3,406      10,492      12,879

Research and development            1,159        1,440       3,296       4,732
Selling                             1,342        1,127       4,054       3,679
General and administrative          1,696          711       3,779       2,402
------------------------------------------------------------------------------
Income (loss) from operations      (1,332)         128        (637)      2,066

Interest and other income
(expense), net                        (15)          74         (28)        340
Minority interest share in income
of Micro Pulse                        (50)         ---        (198)        ---
------------------------------------------------------------------------------
Income (loss) before taxes         (1,397)         202        (863)      2,406

-------------------------------------------------------------------------------
Benefit (provision) for income taxes  503          (75)        303        (865)

-------------------------------------------------------------------------------
Net income (loss)                  $ (894)      $  127     $  (560)     $1,541

Net income (loss) per share        $(0.08)      $ 0.01      $(0.05)     $ 0.12
-------------------------------------------------------------------------------

Weighted average number of
   shares outstanding              11,735       12,276      11,725      12,520
-------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                            Nine Months Ended
                                                         Nov. 29,       Nov. 30,
                                                          1997            1996

Cash flows from operating activities:
Net income (loss)                                       $(560)           $1,541
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                         2,435            2,156
   Loss on disposal of equipment                            13               22
   (Increase) decrease in
     Accounts receivable                                  (352)          (4,229)
     Inventories                                           222           (2,019)
     Prepaid expenses and other assets                     191             (521)
   Increase (decrease) in:
     Accounts payable                                      (24)            (785)
     Accrued liabilities                                    22           (1,907)
--------------------------------------------------------------------------------
Cash provided by operating activities:                   1,947           (5,742)
--------------------------------------------------------------------------------

Cash flows used in investing activities:
  Purchases of property and equipment                   (2,443)          (3,728)
  Purchase of controlling interest in Micro Pulse          327              ---
  Minority interest share in net assets of Micro
    Pulse                                                  250              ---
  Advance to Micro Pulse                                   ---             (227)
-------------------------------------------------------------------------------
Cash used in investing activities:                      (1,866)          (3,955)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Addition (repayment) of term debt                        162             (162)
  Issuances of common stock                                 35              288
------------------------------------------------------------------------------
Cash provided (used) by financing activities:              197              126
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       278           (9,571)
Cash and cash equivalents at the beginning of period     3,165           11,637
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $3,443           $2,066
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

2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                               Nov. 29, 1997      March 1, 1997

                    Raw material                   $3,258             $2,510
                    Work in process                   363              1,568
                    Finished goods                  4,991              4,122
                                                    ------             -----
                                                   $8,612             $8,200
                                                    ======             ======

3. NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based upon the weighted average number of shares outstanding during each of the respective years, including the dilutive effects of stock options and warrants using the treasury stock method for the periods which the Company was profitable. The weighted average number of shares used in the computation of net income per share for the three and nine months ended November 30, 1996, were increased by 573,000, and 871,000, respectively, for the dilutive effects of stock options.

4. CONSOLIDATION OF INVESTMENT IN MICRO PULSE, INC. - In March 1997, the Company acquired additional shares in Micro Pulse, Inc. ("Micro Pulse"), which resulted in California Amplifier holding a 50.5% controlling interest in Micro Pulse. Accordingly, as of November 29, 1997, and for the three and nine month periods ended November 29, 1997, the balance sheet, statements of income, and cash flows of Micro Pulse are consolidated with those of the Company, reduced by the minority interests' share in the net assets and income of Micro Pulse. Prior to March 2, 1997 and as of March 1, 1997, the 50% investment in Micro Pulse was accounted for using the equity method of accounting.

5. THIRD QUARTER CHARGE FOR RESTRUCTURING AND PRODUCT OBSOLESENCE - On December 9, 1997, the Company's Board of Directors approved a plan of restructuring the Company's operations to a business unit organization whereby business units are responsible for distinct product lines. In conjunction with this decision, the Company established reserves aggregating $1.8 million as a charge ("restructuring charge") to third quarter operating results, for the costs relating to restructuring the Company's business operations into three separate product line business units, and provide for excess and potentially obsolete inventories impacted by current market conditions, and future sales and product development strategies implemented by each business unit. The organizational changes will be made during the fourth quarter of fiscal year 1998, and the Company anticipates them to be completed by the fiscal 1998 year end. The three business unit organizations will be Satellite Products, Wireless Products, and Voice and Data Products.

6. CONTINGENCIES - In June 1997, the Company and certain of its Directors and Officers had three legal actions filed against them, one in United States
District Court, Central District of California, Western Division and two in Superior Court for the State of California, County of Ventura. See Part II, Item I- Legal Proceedings included elsewhere herein. Based upon the analysis performed to date, the Company and its Directors and Officers plan to vigorously defend themselves against these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996

SALES

Sales increased by $1.7 million, or 14% from $11.7 million for the three months ended November 30, 1996 to $13.4 million for the three months ended November 29, 1997. Sales of Wireless Cable products increased $263,000, or 4%, from $7.7 million to $7.9 million. Sales of Satellite Television products increased $23,000, from $4.0 million to $4.1 million. Sales of antenna products, which represent sales by Micro Pulse, the Company's 50.5% consolidated subsidiary, were $1.4 million. In fiscal year 1997, the sales of Micro Pulse were not consolidated since the Company did not own a majority interest in Micro Pulse.

The increase in Wireless Cable products resulted from increases in sales of wireless reception products, offset by decreases in sales of MultiCipher products. Sales of Wireless reception products increased primarily in Latin America, while sales of MultiCipher products decreased primarily in the United States as system growth was curtailed at key domestic wireless operators.

Sales of Satellite Television products remained relatively flat as compared to sales in the third quarter of the prior year, however, there was a shift in sales by regions, primarily reduced sales to Europe and the Middle East, with increased sales to Canada.

The Company's ability to increase sales in the fourth quarter, as well as into fiscal year 1999 beginning March 1998, is dependent upon the Company maintaining its Wireless Cable market share internationally, the introduction of digital Wireless Cable television in the United States, continued demand for its Ku-DBS products into niche markets, the introduction and acceptance of new DBS products for domestic markets, and new product introductions at its Micro Pulse subsidiary.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $541,000, or 16%, from $3.4 million to $2.7 million. Gross margins decreased from 29.1% to 21.4%. The decrease in gross profits resulted from increased sales, offset by a decrease in product gross margins, and an approximate charge of $1.2 million relating to the $1.8 restructuring charge (see Note 5 to Notes to Unaudited Consolidated Financial Statements included elsewhere herein). Product gross margins prior to the $1.2 million restructuring charge remained relatively flat as compared with the preceding second quarter gross margins of 30.2%.

The Company continues to experience pressures on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on achieving increased sales volumes, product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

OPERATING EXPENSES

Research and development expenses decreased by $281,000 from $1.4 million to $1.2 million. The decrease resulted primarily from reduced expenditures relating to the introduction and rollout of MultiCipher Plus, offset by research and development expenses incurred by Micro Pulse, which is now consolidated but was not included in the comparable prior year period.

Selling expenses increased by $215,000 from $1.1 million to $1.3 million. The increase was due primarily to personnel additions, and selling expenses incurred by Micro Pulse, which is now consolidated but was not included in the comparable prior year period.

General and administrative expenses increased by $985,000 from $711,000 to $1.7 million. The increase was primarily due to approximately $600,000 in restructuring charges (see Note 5 to Notes to Unaudited Consolidated Financial Statements included elsewhere herein), and administrative expenses incurred by Micro Pulse, which is now consolidated but was not included in the comparable prior year period.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons noted above, decreased by $1.5 million, or 91%, from $128,000 to $(1,332,000).

INTEREST AND OTHER INCOME (EXPENSE, NET

Interest and other income (expense), net decreased by $89,000 to $15,000 expense, net from $74,000 income, net. The primary reason for the decrease is reduced interest income because of lower cash balances during the current fiscal year.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The minority interest share in income of Micro Pulse represents the 49.5% ownership interest's share of the consolidated income before tax of Micro Pulse. In the prior year, Micro Pulse was not consolidated, therefore, no income was booked during the third quarter of the prior year for California Amplifier's then 50% ownership interest, which was accounted for using the equity method of accounting.

PROVISION FOR TAXES

The provision for taxes for the third quarter of fiscal 1998 is based upon an annualized tax rate of 36%. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation, and research and development tax credits.

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, decreased by $1.0 million, or 86%, from $127,000 to $(894,000).

NINE MONTHS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996

SALES

Sales decreased by $2.0 million, or 5%, from $40.4 million for the nine months ended November 30, 1996 to $38.5 million for the nine months ended November 29, 1997. Sales of Wireless Cable products decreased $5.3 million, or 19%, from $28.1 million to $22.8 million. Sales of Satellite Television products decreased $1.1 million, or 10%, from $12.3 million to $11.1 million. Sales of antenna products, which represent sales by Micro Pulse, the Company's 50.5% consolidated subsidiary, were $4.6 million. In fiscal year 1997, the sales of Micro Pulse were not consolidated since the Company did not own a majority interest in Micro Pulse.

The decreases in Wireless Cable sales resulted primarily from an increase in wireless reception products in Latin America, offset by significant decreases in MultiCipher products in Asia and the United States.

The decrease in Satellite Television products resulted from decreases in sales to Europe and the Middle East regions, offset by increases in sales of DBS products, primarily to Canada.

The Company's ability to increase sales in the fourth quarter, as well as into fiscal year 1999 beginning March 1998, is dependent upon the Company maintaining its Wireless Cable market share internationally, the introduction of digital Wireless Cable television in the United States which the Company must participate, continued demand for its Ku-DBS products into niche markets, the introduction and acceptance of DBS products domestically, and new product introductions at its Micro Pulse subsidiary.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $2.4 million, or 18.5%, from $12.9 to $10.5 million, and gross margins decreased from 31.8% to 27.3%. The decreases in gross profits resulted from a decrease in sales and product gross margins, and an approximate charge of $1.2 million relating to the $1.8 million aggregate restructuring charge. (See Note 5 to Notes to Unaudited Consolidated Financial Statements included elsewhere herein.)

The decrease in gross margins resulted primarily from the $1.2 million restructuring charge, as well as reduced product gross margins because of continued pricing pressures in international Wireless Cable markets.

The Company continues to experience pressures on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on increased sales volumes, product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

OPERATING EXPENSES

Research and development expenses decreased $1.4 million from $4.7 million to $3.3 million. The decrease resulted primarily from reduced expenditures relating to the development, introduction and rollout of MultiCipher Plus. These reduced expenses were offset by research and development costs incurred by Micro Pulse, which is now consolidated but was not included in the comparable prior year period.

Selling expenses increased $375,000 from $3.7 million to $4.1 million. The increase is primarily a result of personnel additions, and selling expenses incurred by Micro Pulse, which is now consolidated but was not included in the comparable prior year period.

General and Administrative expenses increased $1.4 million from $2.4 million to $3.8 million . The increase is due primarily to approximately $600,000 in restructuring charges (see Note 5 to Notes to Unaudited Consolidated Financial Statements included elsewhere herein), a higher level of administrative expenses, and the administrative costs of Micro Pulse which is now consolidated but was not included in the comparable prior year period.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations decreased $2.7 million, or 70%, from $2.1 million to $(637,000).

INTEREST AND OTHER (INCOME) EXPENSE, NET

Interest and other income, net decreased by $368,000 from $340,000 income, net to $28,000 expense, net. The primary reason for the decrease is reduced interest income because of lower cash balances during the current year period.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The minority interest share in income of Micro Pulse represents 49.5% ownership interest's share of the consolidated income before tax of Micro Pulse. In the prior year, Micro Pulse was not consolidated, therefore, no income was booked during the third quarter of the prior year for California Amplifier's then 50% ownership interest which was accounted for using the equity method of accounting.

PROVISION FOR INCOME TAXES

The provision for taxes for the third quarter of fiscal 1998 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1997. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME (LOSS)

For the reasons outlined above, net income (loss) decreased $2.1 million, or 64%, from $1.5 million to $(560,000).


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with California United Bank at the bank's prime rate (8.5% at November 29, 1997). In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of November 29, 1997, no amounts were outstanding under any of these arrangements. The $6.0 million credit facility with California United Bank expires in August 1998.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 (BM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended November 29, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 California Amplifier, Inc.
                                                     (Registrant)


January 9, 1998                                   /s/ Michael R. Ferron
                                          -----------------------------
                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer

                                INDEX TO EXHIBITS




*27   Financial Data Schedule
-------------------

* Filed herewith