Form 10-K405
period 1998-02-28
CALIFORNIA AMPLIFIER INC
filed 1998-05-22
CIK 730255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES ACT OF 1934

For the fiscal year ended February 28, 1998  Commission File Number   0-12182

                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

Delaware                                                         95-3647070
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

460 Calle San Pablo, Camarillo, California                           93012
 (Address of principal executive offices)                           (Zip Code)

   Registrant's telephone number, including area code: (805) 987-9000

      Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange
     None                                               None

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

                             Yes  X  No

   Indicate  by  check  mark  if  disclosure  of   delinquent  filers  pursuant
to  Item  405 of  Regulation  S-K  is  not contained  herein,  and  will not be
contained,  to  the  best of  registrant's   knowledge,  in  definitive  proxy
or   information  statements   incorporated   by   reference  in  Part III of
this  Form  10-K  or  any amendment to this Form 10-K.  [X]

   The  aggregate  market  value of the voting stock of the  Registrant  held by
non-affiliates   of  the  Registrant  as  of  May  22,  1998  was  approximately
$32,078,748.

   There were 11,779,572 shares of the Registrant's Common Stock outstanding as of May 22, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 17, 1998 is incorporated by reference into Part III, Items 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY
   California Amplifier, Inc. (the 'Company') was incorporated in 1981. Since its inception, the Company has been engaged in the design, manufacture and marketing of microwave components used in both defense and commercial markets, primarily relating to the amplification and conversion of microwave signals used in reception applications. In 1990, the Company discontinued its involvement in its defense business and since that time has concentrated on two major product lines: Wireless Cable and Satellite Television products. In December 1997, the Company reorganized into three business units: Wireless Cable Products, Satellite Products, and Voice and Data Products. In addition, in March 1997, the Company increased its 50% ownership interest in Micro Pulse, Inc., acquired in 1993, to a 50.5% controlling interest. Micro Pulse designs manufactures and markets antennas for various wireless applications, primarily for Global Positioning Satellite (GPS) applications.

   WIRELESS CABLE PRODUCTS
   Wireless Cable television operates in many ways similar to coaxial cable multichannel television transmission. The key difference is that Wireless Cable does not have cable connecting the headend/transmission site to each home, but instead uses a microwave frequency band to transmit programming within a local service area. The signal can generally be received by subscribers within a 25-40 mile omni-directional radius of the transmission tower depending on the transmitter power; however, the subscriber must have a direct line-of-sight or "view" between the tower and the receive antenna. Typically, 65%-80% of the homes within the service area will be able to receive the wireless signal, with the remainder shadowed from the transmitter. The percentage of line-of-sight homes is affected by the tower elevation, local topography and the subscriber antenna height.

   In the United States there are approximately 110 million television households, of which approximately 65% receive its programming from cable companies. Currently there are approximately 220 Wireless Cable operations in the United States, serving approximately 1.0 million subscribers, with line-of-sight access to approximately 30 million television households. Industry analysts estimate that a fully-financed wireless system could reach penetration levels of 10%-15% of line-of-sight homes due to inherent cost advantages of the technology, compared to cable. These penetration levels can be achieved by addressing various factors but primarily additional capital availability to finance growth, and the adoption of digital compression which would eliminate constraints with respect to channel capacity.

   In 1995, the Wireless Cable industry in the United States generated a great deal of interest with Tele-TV, a consortium comprised of Bell Atlantic, NYNEX and Pacific Telesis, which announced its intention to deliver video to customers using Wireless Cable digital compression technology. Initial projections for a digital subscriber rollout by Tele-TV were 2.0 million subscribers within three years of introduction. In late 1996, the Tele-TV consortium announced that certain members (Bell Atlantic and NYNEX) had changed their strategic emphasis and were not going forward with their Wireless Cable plans. Pacific Telesis remained committed to Wireless Cable, but on a slower rollout than previously planned, and currently is evaluating its strategy with a single operation in Orange County, California. In 1996, Bell South announced its plan to use digital Wireless Cable technology to deliver video services in the southeastern region of the United States in such cities as Atlanta and New Orleans. To date, there has been no significant number of wireless subscribers added in these cities.

   The Tele-TV participation in Wireless Cable television was viewed by many industry experts as the beginning of well financed companies entering the Wireless Cable market through acquisition or alliances with existing domestic, multiple system operators. The decision by the Tele-TV partners to re-access their video delivery strategy, combined with other factors, has resulted in a significant slowdown in the domestic Wireless Cable market. Independent operators are now confronted with limited financing alternatives, negative cash flow from operations with current subscriber levels, and the decision of whether to expand subscriber counts using analog equipment prior to the availability of digital equipment.

   The decision to switch from analog to digital is a costly one, both from a system architecture, and per subscriber standpoint. As a result of the current capital constraints confronting the independent system operators, the conversion from analog to digital is no longer an equipment availability issue. Until the Wireless Cable industry in the United States can attract financial resources to introduce digital Wireless Cable television through alliances, acquisitions or the equity/debt markets, the industry will continue to be an insignificant participant in the delivery of multichannel pay television to consumers. This has directly impacted the Company's shipment levels over the last eighteen months, and has created a great deal of uncertainty with respect to future subscriber growth for U.S. Wireless Cable operators, and hence the growth of the Company's product sales to this industry in the U.S..

   Internationally, the Wireless Cable industry has experienced significant growth in response to increasing worldwide demand for multichannel television and the increased availability of a variety of programming such as HBO, CNN, MTV, ESPN and Disney. The Company believes that Wireless Cable technology, in many instances, is better suited than traditional cable to provide multichannel television to the consumer, especially in less developed countries and in areas that are not densely populated. The lack of a need for a cable network allows Wireless Cable operators to commence broadcasting more quickly, with less of an initial investment than for traditional cable, and to quickly expand throughout a service area. To date, Wireless Cable systems have been launched throughout the world, including major systems in Mexico, Venezuela, Brazil, Argentina, Paraguay, Chile, Qatar, Thailand, Malaysia, Nigeria, Australia, Czech Republic, Russia and Ireland. Similar launches in these countries, and other geographical areas, are expected to continue as programming is made available to these areas. Because the international markets do not have a high percentage of pay television subscribers to television households, and are not dominated by a single method of delivery, as cable is in the United States, the potential for Wireless Cable as a programming delivery method internationally, is significant. The Company believes that Latin America, Africa and Eastern Europe's Wireless Cable television expansion will continue during the next fiscal year. Accordingly, it is these markets which the Company will focus its marketing and sales resources for both its wireless reception products and MultiCipher, the Company's proprietary Wireless Cable scrambling system.

   SATELLITE PRODUCTS
   Satellite dishes are used for the reception of video, audio and data transmitted from orbiting satellites. The Company's products, which are components of the dish assembly, are used both in commercial satellite dish applications and home satellite dishes. The Company's Satellite product dollar sales to date, however, have been primarily generated from sales of downconverters, amplifiers and integrated feedhorns and amplifiers used in home satellite dish and cable headend dish applications.

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

   In 1994,  the Direct  Broadcast  System  (DBS) was  introduced  in the United
States. The DBS system uses high powered satellites and Ku-Band to transmit programming to subscribers digitally. As a result of the satellite transmission power and the Ku frequency, the satellite dish required for signal reception is only eighteen inches in diameter. This compares to C-Band dishes that range from five to twelve feet in diameter. The Ku-DBS system has been very well accepted since its introduction and installations total over 6 million television households, while C-Band installations approximate 2 million, down from a 1994 high of 4.2 million. A small dish with the capability of receiving a significant number of channels, primarily because the DBS satellite transmits digital signals at high power levels, offers a consumer an alternative to the big,

C-Band  backyard  dish.  As  a  result,   since  the  DBS  launch,   new  C-band
installations have been reduced dramatically to less than 75,000 per year, while U.S. DBS installations are projected to increase over 2.0 million per year.

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

   With the Company's reorganization into separate business units, the Satellite Products business unit will focus its resources on Ku-DBS applications, as well as a broad line of commercial applications. For the DBS market, the Company must emphasize lower cost DBS solutions in the mainstream consumer markets, as well as higher sales price products which offer feature, performance, or installation advantages. For commercial applications, the Company will focus on digital applications for satellite head-ends and data transmission.

   VOICE AND DATA PRODUCTS
   Wireless Cable operators own significant wireless spectrum or bandwidth in the 2.5 to 2.7 gigahertz range. As a result of the trend to switch from analog transmission of video to digital transmission, the number of video channels increase from approximately 31 channels to as much as 300 channels. Depending on the demand for video services, operators have considered using the unused video bandwidth for voice (telephony) or data (Internet access) applications. To date, there has only been limited system testing for these "wireless local-loops." It is the belief of many industry experts that the technology is proven; however, the rollout of wireless local-loop systems in the United States on a broad scale will require a significant financial commitment which currently does not exist within the Wireless Cable television industry.

   California Amplifier has worked closely with the Wireless Cable operators as well as with system integration to develop two-way transceivers for wireless local-loop applications. Because of the telecommunications move toward wireless communication, the Company has increased its focus on wireless fixed location products with the formation of its Voice and Data Products business unit as part of the December 1997 reorganization. In addition, this business unit will work closely with Micro Pulse to broaden the market opportunities for its core antenna technologies.

   INVESTMENT IN MICRO PULSE, INC.
   In January 1993, the Company purchased a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse") for $100,000 in cash and a $400,000 convertible promissory note. In April 1995, the note was converted into 100,000 shares of the Company's common stock. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in global positioning systems ("GPS"). Such products are used in surveying applications, vehicle tracking and marine and airborne navigation. In March 1997, the Company acquired additional shares resulting in a 50.5% controlling interest and, as a result, in fiscal year 1998 the Company consolidated the sales (Antenna products) and expenses of Micro Pulse in its statement of operations.

PRODUCTS
   The Company designs, manufactures and markets a broad line of amplifiers, downconverters, antennas and integrated products used in the reception, conversion and amplification of microwave signals used in conjunction with the reception of video, audio, and data transmitted from satellites or earth-based transmitters using microwave signals. Products serve both the Wireless Cable industry (S-Band) and the Satellite Television industry (C-Band and Ku-Band) and two-way voice and data transceivers for wireless communication between fixed locations.

   The Company also manufactures and markets a broadband scrambling system called MultiCipher, used by Wireless Cable operators to protect their signals from unauthorized viewing. Because MultiCipher is a broadband scrambling system, it decodes all channels transmitted simultaneously. This allows a 'whole-house' solution for the Wireless Cable operator and eliminates the requirement of installing a conventional set-top box on each television in the subscribers' home.

   The Company, through its 50.5% controlling interest in Micro Pulse, also designs manufactures and markets a broad line of antenna products used in GPS applications for vehicle and asset tracking, surveying, and marine and airborne navigation.

   During fiscal years 1998, 1997, and 1996, Wireless Cable products, which include MultiCipher and Voice and Data products, accounted for 59.1%, 69.9%, and 70.1% of the Company's sales, respectively, and Satellite products accounted for 28.0%, 29.9%, and 29.3% of the Company's sales, respectively. Antenna products, which represent sales by Micro Pulse accounted for 12.9% of the consolidated sales in fiscal year 1998, the first year Micro Pulse's operations were consolidated. For additional information regarding the Company's sales by geographical areas, see Note 10 of Notes to Consolidated Financial Statements.

MANUFACTURING
   The Company currently manufactures and assembles its products in its Camarillo, California, USA, facility. Manufacturing operations consist principally of assembling of components built from fabricated parts, printed circuit boards and electronic devices, and microwave tuning and testing of assembled products. The Company has assembled products in Mexico and from time-to-time evaluates other manufacturing operations in other countries based upon various factors, including anticipated sales growth, labor content, product life cycles and shipments by geographical regions.

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

ISO 9001 INTERNATIONAL CERTIFICATION
   In August 1995, the Company became registered to ISO 9001, the international standard for conformance to quality excellence in meeting market needs in all areas including product design, manufacturing, quality assurance and marketing. The registration assessment was performed by Underwriter's Laboratory, Inc., according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently March 1998.

RESEARCH AND DEVELOPMENT
   Both the Wireless Cable and Satellite markets are characterized by technological change, evolving industry standards, and new product requirements to meet market growth. During the last three years, the Company has focused its research and development resources on three primary areas: digital Wireless Cable reception products, the MultiCipher "whole-house" broadband scrambling system, and Ku-DBS products. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts. Research and development costs have been a significant expense over the past three fiscal years consistent with this strategy.

   Research  and  development   expenses  were   $4,475,000,   $5,789,000,   and
$4,376,000, during fiscal years 1998, 1997, and 1996, respectively.

   As noted elsewhere herein, in December 1997, the Company reorganized into three separate business units, Wireless Cable Products, Satellite Products, and Voice and Data Products. Each business unit has dedicated design and development resources which will be more keenly focused on specific product and market opportunities. The Company is committed to maintaining its development commitment even though other operating costs have been reduced as the Company experiences a sales slowdown.

SALES AND MARKETING
   The Company sells its Wireless Cable products directly to Wireless Cable operators, but will occasionally utilize a distributor for certain geographical regions. The Company sells its Satellite products through satellite equipment distributors, but, from time to time, sells certain products to manufacturers for incorporation into complete satellite dish systems, or directly to DBS operators.

   The Company's sales and marketing functions for each business unit are centralized in its Camarillo, California, U.S.A., corporate headquarters. In addition, the Company has sales offices and personnel in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. The Company may add additional sales offices and employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller. See also Note 10 of Notes to Consolidated Financial Statements for major customer and geographical sales information.

COMPETITION
   The markets in which the Company competes are highly competitive. In addition, if the markets for the Company's products continue to grow, the Company anticipates increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than those of the Company. Furthermore, because some of the Company's products may not be proprietary, they may be duplicated by low-cost producers, resulting in price and margin pressures.

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

BACKLOG
   The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period. Moreover, the lack of backlog makes it more difficult for the Company to forecast its sales from period to period.

PATENTS, TRADEMARKS AND LICENSES
   The  Company's   timely   application  of  its  technology  and  its  design,
development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

   The Company currently has ten patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. The Company does believe, however, that certain Wireless Cable antenna patented designs, and the broadband scrambling technology for encoding and decoding multi-channel television signals used in the MultiCipher system are significant and may result in a competitive advantage for the Company. In May 1997, the Company filed suit in the U.S. District Court for the Central District of California against

Pacific Monolithics, Inc. for patent infringement of the Company's MultiCipher patent. In July 1997, the infringement suit was settled and the Company entered into a license agreement with Pacific Monolithics to license the MultiCipher technology.

   The Company currently has five other patents pending.

   California Amplifier and MultiCipher are federally registered trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

EMPLOYEES
   At February 28, 1998, the Company had 226 employees. None of the Company's employees are represented by a labor union.


ITEM 2. PROPERTIES

   The Company's corporate headquarters and manufacturing facility is located in Camarillo, California (approximately 60 miles north of Los Angeles) and consists of approximately 64,000 square feet located on approximately four acres of land. The Company also leases an aggregate of approximately 30,000 square feet of space in two facilities across from its headquarters facility which are used for finished goods storage, and a tool and die operation. These leases expire in 2004. The Company also leases offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. See also Note 9 to Consolidated Financial Statements.

   The Company also owns three acres of land adjacent to its leased headquarters which could be used for expansion if the Company chose to add resources to its Camarillo, California, USA manufacturing facility.


ITEM 3. LEGAL PROCEEDINGS

   On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 (BM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omitted to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the three months ended February 28, 1998, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The Company's Common Stock is traded on the Nasdaq National Market ("NNM") under the trading symbol "CAMP." The following table sets forth for each fiscal period indicating the high and low closing sale prices for the Company's Common Stock, as reported by the NNM:

                                          LOW         HIGH

      FISCAL YEAR ENDED FEBRUARY 28, 1998:
      1st Quarter                      $ 3.25       $ 5.50
      2nd Quarter                        3.62         6.12
      3rd Quarter                        3.12         6.00
      4th Quarter                        2.00         3.75

      FISCAL YEAR ENDED MARCH 1, 1997:
      1st Quarter                      $22.12       $46.00
      2nd Quarter                        6.50        48.75
      3rd Quarter                        6.12        14.25
      4th Quarter                        4.87         9.50


   On March 22, 1996, the Company effected a two-for-one stock split. All per share amounts contained herein have been retroactively adjusted to reflect the stock split.

   At May 22, 1998 the number of stockholders of record of the Company's Common Stock was 326. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 9,500.

   The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth certain selected financial data which has been derived from the audited consolidated financial statements of the Company for each of the respective years. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

                                             Years Ended
------------------------------------------------------------------------
                          Feb. 28,  Mar. 1,   Mar. 2,   Mar. 4,  Feb. 26,
                            1998      1997      1996      1995    1994
------------------------------------------------------------------------
Sales                      $46,933    $49,290  $61,590   $45,656 $40,664

Income (loss) before taxes  (4,149)     1,037    7,638     3,770   2,279

Net income (loss)           (2,665)       633    4,958     2,451   1,556

Diluted net income (loss)
  per share                  (0.23)      0.05     0.41      0.22    0.14
------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)
                                          As of Each Year End
                            1998      1997      1996      1995    1994
------------------------------------------------------------------------
Total assets               $27,831    $29,536  $32,573  $22,087  $19,599

Working capital             14,886     15,001   15,743    8,552    6,093

Long-term debt, net of
  current portion            1,112        525      767      782      773

Stockholders' equity        21,397     24,148   22,924   14,899   12,163
------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
   The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of
Operations:

                                                  Years Ended
                                        Feb. 28,    March 1,   March 2,
                                          1998       1997        1996
-------------------------------------------------------------------------
Sales:
   Wireless Cable Products                59.1%       69.9%      70.1%
   Satellite Products                     28.0        29.9       29.3
   Antenna Products                       12.9        ---         ---
   Other                                  ---           .2         .6
Total sales                              100.0       100.0      100.0

Gross profit                              22.8        29.4       34.0

Research and development                   9.5        11.8        7.1
Selling                                   11.1         9.7        8.1
General and administrative                10.3         6.5        6.6
Income (loss) from operations             (8.1)        1.4       12.2
Interest and other, net                   ---           .7         .2
Minority interest share in income of
  Micro Pulse                              (.7)        ---        ---
Income (loss) before provision for
   income taxes                           (8.8)        2.1       12.4
Benefit (provision) for income taxes       3.2          .8        4.4
Net income (loss)                         (5.6)%       1.3%       8.0%
------------------------------------------------------------------------

FISCAL YEARS 1998 AND 1997
   Sales decreased by $2.4 million, or 5%, from $49.3 million in fiscal year 1997 to $46.9 million in fiscal year 1998. The fiscal year 1998 sales decrease resulted from decreases in Wireless Cable and Satellite product sales, offset by sales of Antenna products which represent sales by Micro Pulse, consolidated since March 1997 when the Company increased its ownership interest in Micro Pulse from 50.0% to 50.5%.

   Sales of Wireless Cable products decreased $6.7 million, or 19%, from $34.4 million to $27.7 million. Sales of Satellite products decreased $1.7 million, or 11%, from $14.8 million to $13.1 million. Sales of Antenna products which represent sales by Micro Pulse, were $6.1 million in fiscal year 1998, but were not consolidated in fiscal year 1997.

   The $6.7 million decrease in Wireless Cable sales was primarily a result of decreases in sales of MultiCipher scrambling products in Asia and the United States as customers curtailed their subscriber growth. Wireless reception products remained relatively flat with the prior year, with increased sales in Latin America, offset by decreases in the United States, Asia and Africa.
Domestically, there continues to be a lack of capital availability for independent domestic operators to fund subscriber growth, as well as the continued delays in the introduction of digital Wireless Cable television by certain telcos, such as Pacific Bell and Bell South.

   The $1.7 million decrease in the sales of Satellite products resulted primarily from lower sales in the United States because of the continued shift from C-band to DBS delivery systems, in which the Company does not participate on a broad scale, and in the Middle East where pricing competition has caused the Company to lose sales.

   Domestic sales increased $2.3 million from $17.1 million to $19.4 million. Foreign sales decreased $4.6 million from $32.2 million to $27.6 million. The increase in domestic sales results from the inclusion of $6.1 million of Antenna product sales shipped by Micro Pulse, offset by decreases in sales of Wireless Cable and Satellite products. Domestically, Wireless Cable operators curtailed their purchases of both Wireless Cable reception equipment and MultiCipher. In addition, the sales of Satellite products decreased domestically as the demand for the Company's C-band products continued to decline as the Ku-DBS market continued to gain market share. The decrease in foreign sales related primarily to decreases in the sales of Wireless Cable products, primarily MultiCipher in the Asian region. See also Note 10, to Notes to Consolidated Financial Statements for sales by geographical region.

   Gross profits decreased $3.8 million, or 26%, from $14.5 million to $10.7 million. Gross margins decreased from 29.4% to 22.8%. The decrease in gross margins resulted primarily from $8.4 million in lower sales shipped from the California Amplifier facility which resulted in significant under-utilization of direct labor and factory overhead. In addition gross margins were negatively impacted because of higher warranty expenses, and the $3.0 million in charges relating to slow-moving and obsolete inventory reserves. The inventories which have been reserved relate primarily to Wireless Cable products, both reception equipment and MultiCipher, which have been severely impacted by the slowdown experienced in the Wireless Cable industry. The Company believes that gross margins in fiscal year 1999 will improve from fiscal year 1998 levels of 22.8% due to reduced headcount, improved operating efficiencies, and inventory control programs.

   Research and development expenses decreased by $1.3 million, from $5.8 million to $4.5 million. As a percentage of sales, research and development decreased from 11.8% to 9.5%. The decrease in expenses during fiscal year 1998 as compared to fiscal year 1997 results from significant development expenses incurred during fiscal year 1997 relating to the development and introduction of MultiCipher Plus, the Company's tiered, whole-house scrambling system. Offsetting these decreases, however, are research and development expenses relating to Micro Pulse, which were consolidated during the current fiscal year. Although the Company continues to focus on cost containment programs until the revenue trend reverses, the Company remains committed to new product design and therefore expects development expenditures to increase in fiscal year 1999 as compared to fiscal year 1998 amounts.

   Selling expenses increased $413,000 from $4.8 million to $5.2 million. The increase relates primarily to the inclusion of application and field engineering expenses in selling expense in fiscal year 1998, and expenses in the current year relating to Micro Pulse, offset by decreases in certain discretionary sales and marketing spending.

   General and administrative expenses increased by $1.6 million from $3.2 million to $4.8 million. The increase results primarily from certain reorganization expenses, increased bad debt expense, legal expenses relating to the stockholder litigation, and the inclusion of general and administrative expenses relating to Micro Pulse.

   Income (loss) from operations decreased by $4,494,000 from $688,000 to ($3,806,000). The principal reasons for the decline were, as described above, decreased sales and gross margins, and increases in general and administrative expenses.

   The benefit for taxes was $1,484,000, or 35.8% of the loss before taxes. This is relatively consistent with prior year tax provisions of approximately 39%.

   The net loss for fiscal year 1998 was $2,665,000 million, as compared to net income of $633,000 in fiscal year 1997. The significant decline in earnings relates primarily to the decline in sales and gross margins, and higher general and administrative expenses.

FISCAL YEARS 1997 AND 1996
   Sales decreased by $12.3 million, or 20.0%, from $61.6 million in fiscal year 1996 to $49.3 million in fiscal year 1997. The fiscal year 1997 sales decrease resulted from declines in both Wireless Cable and Satellite product sales. Sales of Wireless Cable products decreased $8.7 million, or 20.2%, from $43.2 million to $34.4 million. Sales of Satellite products decreased $3.3 million, or 18.3%, from $18.1 million to $14.8 million. Domestic sales from both product lines decreased $66,000 to $17.1 million.

   The decrease in Wireless Cable sales was a result of two major factors. First, international markets, which had been expanding subscriber growth through new system additions as well as the growth of existing systems, saw a decrease in the number of new system additions in calendar 1996, as compared to prior years. This impacted overall subscriber growth in markets where the Company had significant market share. Second, the U.S. domestic market, which was expected to begin a digital rollout in calendar 1996, delayed this technology shift as certain regional Bell operating companies re-evaluated their video delivery strategy. This caused uncertainty in the market and resulted in several independent operators having less access to capital which limited their expansion strategies for analog installations and conversion to systems using digital technologies. As a result, sales of Wireless reception products decreased from prior year amounts. However, sales of the Company's MultiCipher products to analog wireless systems offset the Wireless reception product shortfall.

   The decrease in Satellite product sales resulted from continued softness in the domestic C-band market and continued pricing pressures internationally. The Company offset the decrease in C-band sales with increased sales of its Ku-band products, primarily to international markets where the Ku-band product offerings are much broader than the current United States Ku-band DBS market. Decreases in domestic sales of Satellite products and Wireless Cable reception products were offset by increases in MultiCipher product sales. Foreign sales decreased $12.2 million, or 27.5%, from $44.4 million to $32.2 million. The primary geographical areas of decrease were Asia for Wireless Cable products, and Europe and Australia for Satellite products.

   Gross profits decreased by $6.5 million, or 30.9%, from $21.0 million to $14.5 million. Gross margins decreased from 34% to 29.4%. The decrease in gross profit resulted from a 20% decrease in sales, a decline in gross margins, and under-utilization of factory overhead. The gross margin pressures resulted from competitive pricing pressures, to which the Company responded by lowering unit sales prices, delays in cost reduction programs because development resources were allocated to the development of digital products, the introduction of "MultiCipher Plus" during fiscal year 1997 at gross margins lower than expected margins, and higher than anticipated product returns on initial shipments of MultiCipher Plus. Also included in cost of sales which negatively impacted gross profits and gross margins, were amounts relating to under-utilization of the Company's manufacturing infrastructure as sales volumes decreased during the second half of fiscal year 1997.

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

   Selling expenses decreased by $201,000, from $5.0 million to $4.8 million, but as a percentage of sales, increased from 8.1% to 9.7%. The decrease related primarily to reductions in discretionary marketing expenses.

   General and administrative expenses decreased by $876,000, from $4.1 million to $3.2 million, and decreased as a percentage of sales, from 6.6% to 6.5%. The decrease in general and administrative expenses resulted primarily from a reduction in incentive bonuses in fiscal year 1997 as compared to fiscal year 1996 due to the decline in operating performance as compared to fiscal year 1996.

   Income from operations decreased by $6.8 million, or 91%, from $7.5 million to $688,000. The principal reasons for the decline were decreased sales and gross margins, and increases in research and development expenses.

   The $140,000 income attributable to non-consolidated subsidiary relates to the Company's 50% equity investment in Micro Pulse. The Company recognized $179,000 in income which represented 50% of Micro Pulse's fiscal year 1997 net income of $358,000, offset by $39,000 in amortization expense relating to the Company's initial investment in excess of 50% of Micro Pulse's net equity.

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

LIQUIDITY AND CAPITAL RESOURCES
   As of February 28, 1998 the Company had cash hand of $4.4 million and working capital of approximately $15 million. In addition, the Company has a $6.0 million working capital facility with California United Bank, a $2.0 million capital equipment facility with NationsBank and California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French Bank to borrow up to $600,000. As of February 28, 1998, no amounts were outstanding under any of these arrangements, except for approximately $1.9 million in term debt due to NationsBank, borrowed under prior capital equipment agreements. The $6.0 million credit facility with California United Bank expires on August 3, 1998; however, the Company has verbal assurances from the Bank that the agreement will be renewed for an additional year at similar or more favorable terms.

   The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

   The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 COMPLIANCE
   The Company has a plan to ensure all software applications are Year 2000 compliant. The plan includes, among other things, updating its current integrated financial and manufacturing software. As such, management believes that after January 1, 2000, the Company will be able to continue to accurately accumulate and summarize data relating to its business operations. The total estimated cost associated with Year 2000 compliance is less than $100,000.

SAFE HARBOR STATEMENT
   Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive market growth, timing and market acceptance of new product introductions, competition, pricing and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and related financial information required to be filed hereunder are indexed on page 19 of this report and are incorporated herein by reference.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

   The directors and executive officers of the Company are as follows:

            Name           Age                   Position
   ---------------------------------------------------------------------
      Ira Coron             69      Chairman of the Board of Directors

      Fred M. Sturm         40      Chief Executive Officer, President
                                         and Director

      Philip Cox            59      Vice President, Wireless Products

      Dale DeHart           45      Vice President, Operations

      Michael R. Ferron     43      Vice President, Finance, Chief
                                         Financial Officer
                                         and Corporate Secretary

      Robert Hannah         37      Vice President, Satellite Products

      Kris Kelkar           34      Vice President, Voice and Data
                                         Products

      Arthur H. Hausman(1)  74      Director

      William E. McKenna(1)(2)
                            78      Director

      Thomas L. Ringer (2)  66      Director


(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.

   Ira Coron joined the Company as Chairman and Chief Executive Officer in March 1994, and in August 1997 relinquished his responsibilities as Chief Executive Officer. From 1989 to 1994 he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc., after serving in numerous senior management positions from June 1967 to July 1989 among which was Vice President and General Manager of TRW's Electronic Components Group. He also serves on the Board of Directors of Made 2 Manage Systems, Inc., and CMC Industries, Inc.

   Fred M. Sturm was appointed Chief Executive Officer and President in August 1997. Prior to joining the Company from 1990 to 1997, Mr. Sturm was President of Chloride Power Systems (USA), and Managing Director of Chloride Safety, Security, and Power Conversion (UK), both of which are part of Chloride Group, PLC (LSE: CHLD). Chloride Group, based in London, has annual revenues of about $180 million. From 1983 to 1990, he held a variety of general management positions with M/A-Com and TRW Electronics, which served RF and microwave markets.

   Philip Cox joined the Company in July 1996. In December 1997, in conjunction with the reorganization previously mentioned, Mr. Cox was appointed Vice President, Wireless Products. He has over 29 years experience in sales and marketing of communications products, working with both M/A-Com and Signal Technology.

   Dale DeHart was appointed Vice President, Operations in January 1998. Prior to joining the Company, Mr. DeHart lead his own manufacturing consulting practice, and from 1996 to 1997 was Vice President, Operations for Vixel Corporation a manufacturer of telecommunications products. From 1994 to 1996 he was the Vice President, Operations of Spectrian, Inc., a manufacturer of power amplifiers for cellular base stations. He has also held management positions at Colortan, Inc., TRW Electronics, M/A-Com and Hewlett Packard.

   Michael R. Ferron joined the Company as Vice President, Finance and Chief Financial Officer in October 1990 and was appointed Corporate Secretary in March 1991. Prior to October 1990, Mr. Ferron was employed by the accounting firms of Deloitte & Touche and Arthur Young & Company, respectively.

   Robert Hannah joined the Company as Vice President of Engineering in April 1995. In December 1997, in conjunction with the reorganization previously mentioned, Mr. Hannah was appointed Vice President, Satellite Products. Prior to April 1995, Mr. Hannah held various positions with Hughes, most recently the position of Technical Manager at Hughes Network Systems.

   Kris Kelkar was appointed Senior Vice President of Sales and Marketing in April 1995 and Vice President, Marketing in April 1997. In December 1997, in conjunction with the reorganization previously mentioned, Mr. Kelkar was appointed Vice President, Voice and Data Products. Since 1988 he held various positions with General Instrument Corporation, more recently he held the position of Vice President of International Marketing for General Instrument's Communications Division.

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

   William E. McKenna has been a director of the Company since October 1983. Since December 1977, Mr. McKenna has been general partner of MCK Investment Company, a private investment company. Mr. McKenna was Chairman of the Board of Directors of Technicolor, Inc. from 1970 to 1976 and was formerly Chairman of the Board of Directors and Chief Executive Officer of Hunt Foods & Industries, Inc. and its successor, Norton Simon, Inc. From 1960 to 1967, Mr. McKenna was associated with Litton Industries, Inc. as a Director and in various executive capacities. He is currently a director of Safeguard Health, Inc., Midway Games, Inc., Drexler Technology Company and WMS Industries, Inc.

   Thomas L. Ringer has been a director of the Company since August 1996. Mr. Ringer is Chairman of the Board of E*Capital Corporation, the holding company for Wedbush Morgan Securities, Inc., and Chairman of the Board of M.S. Aerospace, Inc. a manufacturer of precision fasteners. Mr. Ringer has served as Chairman, President and Chief Executive Officer for Recognition Equipment, Inc., President and Chief Executive Officer of Fujitsu Systems of America, Inc., and President and Chief Executive Officer of Computer Machinery Corporation. In addition, Mr. Ringer currently serves on the Board of Aquatic Water Systems, Inc., Document Sciences Corporation, Public Safety Equipment, Inc., and the Center for Innovation and Entrepreneurship.

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


ITEM 11.   EXECUTIVE COMPENSATION

   Incorporated by reference from the information under the captions "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

   Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 1998.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 1998.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

(a)   Financial   Statements.   Reference   is  made  to  the  Index  to
      Consolidated Financial Statements on page 19 of this report.

(b) Form 8-K. The Company made no filings on Form 8-K during the three months ended February 28, 1998.

(c) Exhibits. Reference is made to the Index to Exhibits on pages 35-36 of this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CALIFORNIA AMPLIFIER, INC.



                                        By: /s/ Fred M. Sturm
                                           Chief Executive Officer
Dated:  May 22, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                  CAPACITIES
     SIGNATURES                IN WHICH SERVED                   DATES



 /s/Ira Coron           Chairman of the Board of Directors      May 22, 1998




 /s/Fred M. Sturm       Chief Executive Officer, President
                          and Director                          May 22, 1998



 /s/William E. McKenna  Director                                May 22, 1998




 /s/Arthur H. Hausman   Director                                May 22, 1998




 /s/Thomas L. Ringer    Director                                May 22, 1998




 /s/Michael R. Ferron    Vice President, Finance,               May 22, 1998
                           Chief Financial Officer
                           (Principal Accounting Officer)
                            and Corporate Secretary

                           CALIFORNIA AMPLIFIER, INC.

               Index to Consolidated Financial Statements


                                                                  Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           20

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                        21

Consolidated Statements of Operations                              22

Consolidated Statements of Stockholders' Equity                    23

Consolidated Statements of Cash Flows                              24

Notes to Consolidated Financial Statements                         25-34

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
California Amplifier, Inc.:

   We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of February 28, 1998, and March 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of February 28, 1998, and March 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.





/S/ ARTHUR ANDERSEN LLP


Los Angeles, California
April 8, 1998

                           CALIFORNIA AMPLIFIER, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                   Feb. 28,    March 1,
                                                    1998         1997
------------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                        $ 4,422        $ 3,165
Accounts receivable                                5,745          6,510
Income tax receivable                                407            806
Inventories                                        6,851          8,200
Deferred tax asset                                 2,000            800
Prepaid expenses and other current assets            462            383
                                                 -------        -------
      Total current assets                        19,887         19,864

Property and equipment -- at cost, net of
  accumulated depreciation and amortization        7,116          7,407
Investment in non-consolidated subsidiary            ---          1,000
Other assets                                         828          1,265
                                                 -------        -------
                                                 $27,831        $29,536
------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $ 1,861        $ 2,136
Accrued liabilities                                2,399          1,928
Current portion of long-term debt                    741            799
                                                 -------        -------
      Total current liabilities                    5,001          4,863

Long-term debt                                     1,112            525
Minority interest share in net assets of
  Micro Pulse, Inc.                                  321            ---

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,771 shares outstanding in February 1998 and
  11,713 shares outstanding in March 1997            118            117
Additional paid-in capital                        14,025         13,990
Foreign currency translation adjustment            (249)          (127)
Retained earnings                                  7,503         10,168
                                                 -------        -------
      Total stockholders' equity                  21,397         24,148
                                                 -------        -------
                                                 $27,831        $29,536
------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except net income (loss) per share)


                                                  Years Ended
                                          Feb. 28,  March 1,   March 2,
                                           1998      1997        1996
------------------------------------------------------------------------
Sales                                  $ 46,933  $ 49,290    $ 61,590
Cost of sales                            36,236    34,810      40,637
                                        -------   -------     -------
Gross profit                             10,697    14,480      20,953

Research and development                  4,475     5,789       4,376
Selling                                   5,215     4,802       5,003
General and administrative                4,813     3,201       4,077
                                        -------   -------     -------
Income (loss) from operations            (3,806)      688       7,497

Interest and other income, net              153       327         460
Interest expense                           (212)     (118)       (219)
Minority interest share in income of
  Micro Pulse                              (284)      ---         ---
Income (loss) attributable to
  non-consolidated subsidiary               ---       140        (100)
                                        -------   -------     -------
Income (loss) before provision for
  income taxes                           (4,149)    1,037       7,638
Benefit from (provision for) income taxes 1,484      (404)     (2,680)
                                        -------   -------     -------
Net income (loss)                       $(2,665)    $ 633     $ 4,958
----------------------------------------------------------------------

Net income (loss) per share:
  Basic                                 $ (0.23)    $ .05     $   .44
  Diluted                               $ (0.23)    $ .05     $   .41
----------------------------------------------------------------------



      See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                Cumulative
                                                 Foreign
                                      Additional Currency
                         Common Stock  Paid-in  Translation  Retained
                         Shares Amount Capital   Adjustment  Earnings Total
--------------------------------------------------------------------------
Balances at March 4, 1995   10,816 $108  $10,214    $---     $4,577 $14,899

Conversion of debt             100    1      399     ---        ---     400

Exercise of stock options      603    6    2,642     ---        ---   2,648

Currency translation
adjustment                     ---  ---      ---      19        ---      19

Net income                     ---  ---      ---     ---      4,958   4,958
--------------------------------------------------------------------------
Balances at March 2, 1996   11,519  115   13,255      19      9,535  22,924

Exercise of stock options
  and warrants                 194    2      735     ---        ---     737

Currency translation
adjustment                     ---  ---      ---    (146)       ---    (146)

Net income                     ---  ---      ---     ---        633     633
--------------------------------------------------------------------------
Balances at March 1, 1997   11,713  117   13,990    (127)    10,168  24,148

Exercise of stock options       58    1       35     ---        ---      36

Currency translation
adjustment                     ---   ---     ---    (122)       ---    (122)

Net loss                       ---   ---     ---     ---     (2,665) (2,665)
---------------------------------------------------------------------------
Balances at
February 28, 1998           11,771  $118 $14,025   $(249)    $7,503  $21,397
---------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended
                                        Feb. 28,    March 1,   March 2,
                                          1998        1997       1996
---------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                        $(2,665)      $ 633      $4,958
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
   Depreciation and amortization           3,280       2,016       2,693
   Loss on sale of property and equipment      1          12          12
   Minority interest income                  284         ---         ---
   (Income) loss attributable to
    non-consolidated subsidiary              ---        (140)        100
   (Increase) decrease in assets and
    liabilities, net of effect from
    purchase of controlling
    interest in Micro Pulse:
      Accounts receivable                  1,537      (1,865)      1,394
      Inventories                          1,983      (1,456)       (715)
      Income tax receivable                  399        (806)        ---
      Deferred tax asset                  (1,200)        400        (400)
      Prepaid expenses and other assets      303        (313)       (204)
   Increase (decrease) in:
    Accounts payable                        (766)     (1,094)        755
    Accrued liabilities                     (126)     (2,731)      1,719
--------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                     3,030      (5,344)     10,312
--------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of property and equipment       (2,750)     (3,420)     (3,408)
Proceeds from sale of property and
  equipment                                   12         ---         ---
Purchase of controlling interest
  in Micro Pulse                             327         ---         ---
Payments from (advances to)
  non-consolidated subsidiary                ---          (8)         25
--------------------------------------------------------------------------
Net cash used in investing activities     (2,411)     (3,428)     (3,383)
--------------------------------------------------------------------------
Cash flows from financing activities:
Debt borrowings                            1,582         608       1,304
Debt repayments                             (980)     (1,044)       (917)
Issuances of common stock,
  net of retirements                          36         736       2,667
-------------------------------------------------------------------------
Net cash provided by financing activities    638         300       3,054
-------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                         1,257      (8,472)      9,983
Cash and cash equivalents
  at beginning of year                     3,165      11,637       1,654
-------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                         $ 4,422     $ 3,165     $11,637
-------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave products used primarily in the reception of video transmitted from satellites or wireless terrestrial sites. The Company most recently introduced two-way wireless products used in emerging voice (telephony) and data (Internet) applications.

The Company also has a 50.5%  controlling  interest in Micro Pulse, Inc. ('Micro
Pulse'),  a  company  that  designs,   manufactures  and  markets  antennas  and
amplifiers used principally in global positioning systems. (See Notes 2 and 3).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, California Amplifier s.a.r.l., the Company's subsidiary in France, and Cal Amp FSC, Inc., a foreign sales corporation. The Consolidated financial statements as of and for the year ended February 28, 1998 include the accounts of Micro Pulse. In fiscal year 1998, the Company acquired additional shares of Micro Pulse which resulted in the Company holding a 50.5% controlling interest. All significant intercompany transactions have been eliminated. Prior to fiscal 1998, the Company's 50% non-controlling ownership interest in Micro Pulse was accounted for using the equity method.

FISCAL YEAR

The Company reports results on the basis of a 52/53 week accounting calendar ending on the last Saturday of February or the first Saturday of March.

STOCK SPLIT

On February 16, 1996, the Board of Directors approved a two-for-one stock split distributed in the form of a stock dividend on March 22, 1996. All per share amounts in fiscal year 1996 have been retroactively adjusted to reflect this stock split.

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

CONCENTRATION OF RISK

As of February 28, 1998, the Company had cash and cash equivalent balances of $3,750,000 at financial institutions (primarily California United Bank, Salomon Smith Barney and Bank of America) which were in excess of federally insured amounts.

As of February  28,  1998,  the Company had an account  receivable  due from one
customer  in  the  amount  of  $787,360,   or  11.9%  of  consolidated  accounts
receivable.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has established a reserve for potential write-offs relating to noncollectibility of accounts receivable. As of February 28, 1998 and March 1, 1997, the allowance for doubtful accounts was $850,000 and $560,000, respectively. In fiscal year 1998, 1997, and 1996, $592,000, $14,000, and
$473,000 was charged to expense, respectively. Amounts charged to the allowance account for bad debt write-offs and costs relating to product returns were $443,000, $671,000, and $12,000 in fiscal years 1998, 1997, and 1996, respectively.

WARRANTY

The Company warrants its products against defects over periods ranging from one to five years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. Warranty expense was $834,000, $206,000, and $969,000 in fiscal years 1998, 1997, and 1996, respectively. Amounts charged to accrued warranty for the actual costs of maintaining the Company's warranty program were $734,000, $806,000, and $469,000 in fiscal years 1998, 1997, and 1996, respectively.

INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

                                                    Feb. 28,    March 1,
                                                     1998        1997
------------------------------------------------------------------------
Raw materials                                        $2,694      $2,510
Work in process                                          66       1,568
Finished goods                                        4,091       4,122
------------------------------------------------------------------------
                                                     $6,851      $8,200
========================================================================

PROPERTY AND EQUIPMENT

Property  and  equipment  is stated at cost and  consists of the  following  (in
000's):

                                                  Feb. 28,    March 1,
                                                    1998        1997
------------------------------------------------------------------------
Land                                             $   706     $   706
Machinery and equipment                           10,548       9,125
Furniture and computers                            4,686       4,271
Tooling                                            4,227       3,201
Leasehold improvements                             1,153       1,084
------------------------------------------------------------------------
                                                  21,320      18,387
Less accumulated depreciation and amortization   (14,204)    (10,980)
------------------------------------------------------------------------

                                                  $7,116      $7,407
========================================================================

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

NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement replaces primary EPS with basic EPS, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision also requires the calculation of diluted EPS, which increases the weighted average shares outstanding for the dilutive effect of stock options and warrants. The Company adopted this statement in fiscal year 1998, and all prior year earnings per share amounts have been recalculated based on the provisions of SFAS No. 128.

The following schedule summarizes the information used to compute earnings per common share (in thousands except per share data):
                                                  Years Ended
                                          Feb. 28,  March 1,   March 2,
                                           1998      1997        1996
----------------------------------------------------------------------

Net income (loss)                        $(2,665)    $ 633      $4,958
----------------------------------------------------------------------
Weighted average number of common shares
  used to compute basic net income (loss)
  per common share                        11,734    11,638      11,186

Dilutive effect of common share equivalents  ---       913         996

Weighted average number of common shares
  used to compute diluted net income (loss)
  per common share                        11,734    12,551      12,182
----------------------------------------------------------------------
Basic net income (loss) per common share $(0.23)      $.05       $.44

Diluted net income (loss) per
common share                             $(0.23)      $.05       $.41
----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

In fiscal years 1998, 1997 and 1996 the Company paid interest of $212,000, $118,000, and $219,000, respectively.

In fiscal years 1998, 1997 and 1996 the Company paid income taxes of $375,000, $839,000, and $1,103,000, respectively.

In fiscal year 1998, the Company exchanged $100,000 in amounts due from Micro Pulse for an additional ownership interest increasing its ownership from 50.0% to 50.5%.

In fiscal year 1996, the Company exchanged $400,000 of debt for 100,000 shares of its common stock as part of a convertible debt arrangement (see Note 3).

ACCOUNTING FOR STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' (SFAS 123) in fiscal 1997. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' (APB 25) and comply with the pro forma disclosure requirements of the new standard (see Note 8).

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) introduced SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 requires disclosures regarding changes in the equity of the Company that result from transactions and other economic events other than transactions with stockholders. SFAS No. 130 will be adopted by the Company in fiscal year 1999. Management does not expect the adoption of this standard to have a material effect on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, 'Disclosures About Segments of an Enterprise and Related Information.' The statement requires disclosures for business segments determined using the 'management approach,' which is based on the way the chief operating decision-maker organizes segments within a company. SFAS No. 131 will be adopted by the Company in fiscal year 1999, and it must be applied on a limited basis to interim periods thereafter. The standard will have no effect on the Company's financial position or results of operations, but may change the presentation of segment information in the consolidated financial statements.


3. INVESTMENT IN MICRO PULSE, INC.

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

In March 1997, the Company acquired additional shares of Micro Pulse for $100,000 by a reduction of the receivable due from Micro Pulse. This resulted in the Company owning a 50.5% controlling interest in Micro Pulse. Accordingly, as of February 28, 1998 and for the year then ended, the financial statements of Micro Pulse have been consolidated in the accompanying consolidated financial statements. Costs in excess of net assets acquired (goodwill) of $236,000 relating to the acquisition of Micro Pulse are being amortized over a ten year period.

As of March 1, 1997, and for fiscal years 1997 and 1996, the investment in Micro Pulse was accounted for using the equity method of accounting. Summary information relating to the results of operations and the financial condition of Micro Pulse for fiscal years 1997 and 1996 is as follows (in 000's):

                                                        1997       1996
------------------------------------------------------------------------

Sales                                                 $5,540     $3,500
Net income                                               358        250
Total assets                                           2,031      1,100
Stockholders' Equity (Deficit)                           152       (145)
------------------------------------------------------------------------

The Company recognized sales to Micro Pulse of $93,000 and $377,000 in fiscal years 1997 and 1996, respectively. The Company recognized interest income relating to the receivable due from Micro Pulse of $68,000 and $75,000 in fiscal years 1997 and 1996, respectively. The Company recognized interest expense relating to the $400,000 note payable prior to its conversion in April 1995 of $5,000 in fiscal year 1996.


4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in 000's):
                                                     Feb. 28,   March 1,
                                                        1998       1997
------------------------------------------------------------------------
Payroll and related expenses                           $ 811      $ 744
Warranty                                                 655        500
Income taxes                                             236        ---
Other accrued liabilities                                697        684
------------------------------------------------------------------------
                                                      $2,399     $1,928
------------------------------------------------------------------------


5. SHORT-TERM BORROWINGS

The Company has a $6.0 million working capital credit facility with a bank. Borrowings outstanding bear interest at the bank's prime rate (8.5% at February 28, 1998) and are secured by substantially all of the Company's assets, excluding the assets secured by other debt arrangements. The credit facility expires in August 1998. At February 28, 1998 and March 1, 1997, no amounts were outstanding under this credit facility and $6.0 million was available for borrowing. The credit facility contains certain financial covenants and ratios that the Company is required to maintain. At February 28, 1998, the Company was either in compliance with the covenants or had obtained a waiver from the bank. The Company was in compliance with all covenants at March 1, 1997.

The Company's foreign subsidiary has a $600,000 informal borrowing facility with a French bank. The borrowings are unsecured and bear interest at rates ranging from 6% to 8%. At February 28, 1998, no amounts were outstanding under the credit arrangement, and $600,000 was available for borrowing. The facility can be withdrawn by the bank at any time.

6. LONG-TERM DEBT

Long-term debt consists of the following (in 000's):
                                                     Feb. 28,   March 1,
                                                        1998       1997
------------------------------------------------------------------------

Note payable to a bank, secured by equipment,
bearing interest at rates ranging
from 8.19% to 8.24%
payable monthly through January 2002                  $1,853     $1,324

Less portion due within one year                        (741)      (799)
------------------------------------------------------------------------

                                                      $1,112     $  525
------------------------------------------------------------------------

Annual maturities on long-term debt as of February 28, 1998, are as follows (in 000's):

1999                                                              $ 741
2000                                                                596
2001                                                                372
2002                                                                144
------------------------------------------------------------------------
                                                                 $1,853
------------------------------------------------------------------------


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

The provision for income taxes for fiscal years 1998, 1997, and 1996 are as follows (in 000's):

                                        1998         1997          1996
------------------------------------------------------------------------
Current - Federal                     $(584)       $(175)       $ 2,512
        - State                         (95)         (31)           443
        - Foreign                       395          210            125
Deferred- Federal                    (1,020)         340           (340)
        - State                        (180)          60            (60)
------------------------------------------------------------------------
                                    $(1,484)        $404         $2,680
========================================================================

Differences between the provision for income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 1998, 1997, and 1996 are as follows (in 000's):

                                        1998         1997          1996
------------------------------------------------------------------------
Income tax at statutory federal
  rate (34%)                        $(1,772)       $ 353        $ 2,597
State income taxes (8.4%),
 net of federal income tax effect      (300)          62            458
Foreign taxes                            395         210            125
Research and development credit          ---          ---          (102)
Alternative Minimum Tax credit           ---          ---           (83)
Other, net                               193        (221)          (315)
------------------------------------------------------------------------
                                     $(1,484)     $  404         $2,680
========================================================================

The components of the net deferred income tax asset are as follows (in 000's):

                                       Feb. 28,    March 1,
                                        1998         1997
------------------------------------------------------------
Depreciation                           $  73        $   95
Warranties                               209           200
Inventory valuation                    1,346           440
Allowance for doubtful accounts          209           160
Other, net                               163           (95)
------------------------------------------------------------
                                       $2,000       $  800
============================================================


8. STOCK OPTIONS

The Company has one stock option plan for its employees, the 1989 Key Employee Stock Option Plan ("1989 Plan"). Under the 1989 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually over a four year vesting period.

The following table summarizes the option activity for fiscal years 1998, 1997, and 1996 (in 000's except dollar amounts):
                                                              Weighted
                                                    Number    Average
                                                    Shares  Option Price
------------------------------------------------------------------------
Outstanding at March 4, 1995                         1,464     $2.24
Granted                                                562      7.09
Exercised                                            (603)      2.27
Canceled                                             (109)      4.15
------------------------------------------------------------------------
Outstanding at March 2, 1996                         1,314      4.83
Granted                                                330     18.19
Exercised                                            (109)      3.08
Canceled                                             (147)     11.00
------------------------------------------------------------------------
Outstanding at March 1, 1997                         1,388      7.49
Granted                                                976      3.42
Exercised                                             (95)      1.68
Canceled                                             (400)     15.13
------------------------------------------------------------------------
Outstanding at February 28, 1998                     1,869     $4.16
------------------------------------------------------------------------

The weighted average theoretical value for options granted during the year was $2.59, $15.01 and $5.66 for fiscal years 1998, 1997, and 1996 respectively.

The number of common stock options available for grant as of each fiscal year were 337,100 for 1998, 912,650 for 1997, and 299,400 for 1996. On July 19, 1996,
the Stockholders approved the proposal to increase the number of shares available to grant by 800,000 shares.

Options outstanding at February 28, 1998 and related weighted average price and life information is as follows:

                           Weighted      Total
                 Total      Average    Weighted               Weighted
  Range of      Options    Remaining    Average     Options   Average
  Exercise    Outstanding    Life      Exercise   Exercisable Exercise
   Prices                   (Years)      Price                  Price
-------------------------------------------------------------------------
$0.69-$0.82       97,300       2.2      $ 0.76        97,300   $ 0.76
$1.69-$2.57      619,000       9.6        2.23       138,000     2.31
$3.50-$4.88      742,100       8.6        3.91       151,100     3.70
$5.53-$9.00      374,100       7.5        7.10       180,175     7.11
$13.60-$16.25     26,000       8.5       18.42        26,000    18.42
$21.88-$26.97     10,000       8.1       26.97         2,500    26.97
-------------------------------------------------------------------------
$0.69-$26.97   1,868,500       8.2      $ 4.16       595,075   $ 4.67
-------------------------------------------------------------------------

As permitted by SFAS 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense from its Stock Option Plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                      1998      1997      1996
--------------------------------------------------------------------------
      Expected life (years)             10       10         10
      Dividend yield                  ---       ---        ---

The range for interest rates is 5.45% - 7.14%, and the range for volatility is 65% - 77%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $713,000, $1,863,000 and $404,000 in fiscal year 1998, 1997 and 1996 respectively. This would result in a pro forma net loss resulting from the increased compensation cost of $3,378,000, or $0.27 per share, pro forma net loss of $485,000, or $0.04 per share, and pro forma net income of $4,716,000, or $0.39 per share, in fiscal year 1998, 1997 and 1996 respectively. The effect of stock-based compensation on net income for fiscal 1998, 1997 and 1996 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.


9.  COMMITMENTS

The Company leases its corporate and manufacturing facility as part of an operating lease through February 2004. The lease agreement requires the Company to pay all property taxes and any insurance premiums associated with the coverage of the facility.

In addition, the Company leases a shipping, finished goods and storage facility as part of an operating lease through February 2004. The Company also leases offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand, under certain lease arrangements. In addition, the Company leases equipment used in the manufacturing operation.

The following table represents the future minimum rent payments required under all operating leases with terms in excess of one year as of February 28, 1998 (in 000's):

Fiscal Year:
1999                                                               $602
2000                                                                607
2001                                                                610
2002                                                                590
2003                                                                600
Thereafter                                                          600
------------------------------------------------------------------------
                                                                 $3,609
========================================================================

Rent expense for fiscal years 1998, 1997, and 1996 was $707,000, $1,013,000, and $1,200,000, respectively.


10. MAJOR CUSTOMERS AND FOREIGN SALES INFORMATION

The Company operates in a single business segment: the design, manufacture and sale of microwave components and subsystems. In fiscal year 1998, no customer accounted for 10% of the Company's sales. In fiscal year 1997, one customer accounted for 11.1% of the Company's sales, and in fiscal year 1996, one customer accounted for 13% of the Company's sales.

Sales information by product line, by domestic and foreign sales, and by geographical area are as follows (unaudited in 000's):

                                               1998      1997      1996
------------------------------------------------------------------------
Wireless Cable Products                     $27,738    34,438    $43,155
Satellite Products                           13,131    14,758     18,058
Antenna Products                              6,064       ---        ---
Other                                          ---         94        377
------------------------------------------------------------------------
                                            $46,933   $49,290    $61,590
========================================================================

Domestic                                    $19,378   $17,070    $17,136
Foreign                                      27,555    32,220     44,454
------------------------------------------------------------------------
                                            $46,933   $49,290    $61,590
========================================================================

U.S. & Canada                               $22,128   $19,025    $18,113
Latin America                                12,122     8,495      9,673
Europe                                        4,726     5,265     10,871
Middle East                                     203     2,267        245
Africa                                        4,014     4,637      3,085
Asia                                          2,757     8,921     17,343
Australia                                       983       680      2,260
------------------------------------------------------------------------
                                            $46,933   $49,290    $61,590
========================================================================

11. QUARTERLY FINANCIAL INFORMATION

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 1998 and 1997 (unaudited in 000's, except percentages and per share data):

                          First    Second     Third     Fourth
                        Quarter   Quarter    Quarter   Quarter  Fiscal 1998
------------------------------------------------------------------------
Sales                    $12,013   $13,091   $13,382   $8,447    $46,933
Gross profits              3,671     3,956     2,865      205     10,697
Gross margins              30.6%     30.2%     21.4%     2.4%      22.8%
Net income (loss)            130       204     (894)  (2,105)    (2,665)
Income (loss) per share   $ 0.01   $  0.02   $(0.08)  $(0.18)    $(0.23)
------------------------------------------------------------------------


                         First    Second     Third     Fourth
                        Quarter   Quarter    Quarter   Quarter  Fiscal 1997
------------------------------------------------------------------------
Sales                    $17,275   $11,463   $11,702   $8,850    $49,290
Gross profits              6,043     3,430     3,406    1,601     14,480
Gross margins                35%     29.9%     29.1%    18.1%      29.4%
Net income (loss)          1,623     (209)       127    (908)        633
Income (loss) per share    $0.13   $(0.02)   $  0.01  $(0.08)      $0.05
------------------------------------------------------------------------


12. LEGAL PROCEEDINGS

   On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 (BM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omitted to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. At this stage, it is not possible to predict the outcome or determine a range of possible costs or losses, if any. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.

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

10.30 Loan Agreement between Registrant and California United Bank, dated August 22, 1997, filed as Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 30, 1997.

10.31 Change in Terms Agreement between Registrant and California United Bank, dated August 22, 1997, and filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 30, 1997.

*27   Financial Data Schedule

*Filed herewith
-------------------