Form 10-Q
period 1998-05-30
CALIFORNIA AMPLIFIER INC
filed 1998-07-13
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended:     May 30, 1998

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

                                 Yes   x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of May 30, 1998:          11,779,572

Number of pages in this Form 10-Q:              9

                         PART I - FINANCIAL INFORMATION

ITEM 1:     Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)
                                                          May 30,       Feb. 28,
                                                            1998          1998
                                                        (Unaudited)    (Audited)
------------------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                 $ 5,119      $ 4,422
Accounts receivable                                         5,571        6,152
Inventories                                                 6,361        6,851
Deferred tax asset                                          2,000        2,000
Prepaid expenses and other current assets                     308          462
------------------------------------------------------------------------------
      Total current assets                                 19,359       19,887

Property and equipment -- at cost, net of
  accumulated depreciation and amortization                 6,595        7,116
Other assets                                                  832          828
------------------------------------------------------------------------------
                                                          $26,786      $27,831
------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                          $ 1,879      $ 1,861
Accrued liabilities                                         2,109        2,399
Current portion of long-term debt                             610          741
------------------------------------------------------------------------------
      Total current liabilities                             4,598        5,001

Long-term debt                                                951        1,112
Minority interest share in net assets of
  Micro Pulse, Inc.                                           332          321

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                       ---          ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,780 shares outstanding in May 1998 and
  11,771 shares outstanding in February 1998                  118          118
Additional paid-in capital                                 14,042       14,025
Foreign currency translation adjustment                      (273)        (249)
Retained earnings                                           7,018        7,503
------------------------------------------------------------------------------

      Total stockholders' equity                           20,905       21,397
------------------------------------------------------------------------------
                                                          $26,786      $27,831
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

                                                            Three Months Ended
                                                          May 30,       May 31,
                                                            1998         1997
------------------------------------------------------------------------------
Sales                                                    $  9,060      $12,013
Cost of sales                                               6,267        8,342
------------------------------------------------------------------------------
Gross profit                                                2,793        3,671

Research and development                                    1,216        1,086
Selling                                                     1,246        1,307
General and administrative                                  1,071          978
------------------------------------------------------------------------------
Income (loss) from operations                               (740)          300

Interest and other expense, net                                6             5
Minority interest share in income of
  Micro Pulse                                                 12            83
-------------------------------------------------------------------------------
Income (loss) before tax                                    (758)          212
Benefit from (provision for) income taxes                    273          (82)
------------------------------------------------------------------------------
Net income (loss)                                        $  (485)       $  130
------------------------------------------------------------------------------

Net income (loss) per share:
  Basic                                                  $ (0.04)       $ 0.01
  Diluted                                                $ (0.04)       $ 0.01
------------------------------------------------------------------------------

Shares used in per share calculations:
------------------------------------------------------------------------------
  Basic                                                   11,780        11,731
  Diluted                                                 11,780        11,981

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                            Three Months Ended
------------------------------------------------------------------------------
                                                         May 30,         May 31,
                                                         1998             1997
------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                       $(485)          $  130
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                          787              766
   (Increase) decrease in:
     Accounts receivable                                  373             (843)
     Income tax receivable                                209              666
     Inventories                                          490           (1,027)
     Prepaid expenses and other assets                    124              370
   Increase (decrease) in:
     Accounts payable                                      18              154
     Accrued liabilities                                 (290)            (199)
-------------------------------------------------------------------------------
Cash provided by operating activities:                  1,226               17
------------------------------------------------------------------------------

Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                    (272)            (270)
  Retirements of property and equipment (net)               6              ---
  Purchase of controlling interest in Micro Pulse         ---              327
  Minority interest share in net assets of Micro Pulse     12              179
-------------------------------------------------------------------------------
Cash provided by (used in) investing activities:         (254)             236
------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                            (292)            (228)
  Issuances of common stock                                17               10
------------------------------------------------------------------------------
Cash used in financing activities:                       (275)            (218)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 697               35
Cash and cash equivalents at the beginning of period    4,422            3,165
------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $5,119           $3,200
-------------------------------------------------------------------------------

                           CALIFORNIA AMPLIFIER, INC.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1998. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

2. INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                     May 30, 1998   May 31, 1997
                                                     --------------------------
            Raw material                                 $3,038        $2,691
            Work in process                                  71         1,131
            Finished goods                                3,252         6,039
                                                         ------         -----
                                                         $6,361        $9,861
                                                         ======        ======

3. COMPREHENSIVE INCOME - Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 30, 1998 and May 31, 1997 (000's):

                                                 Quarter Ended    Quarter Ended
                                                     May 30,         May 31,
                                                      1998            1997
                                                  -----------------------------
            Net income (loss)                           $(485)         $ 130
            Foreign currency translation adjustment,
              net of tax                                  (24)             4
                                                      --------        --------

            Comprehensive income                        $(509)       $    134
                                                      =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 30, 1998 AND MAY 31, 1997

SALES

Sales decreased by $2.9 million, or 24.9% from $12.0 million for the three months ended May 31, 1997 to $9.1 million for the three months ended May 30, 1998. The sales decrease resulted from decreases in sales of Wireless Cable products, Satellite products, and Antenna products, which represent sales by Micro Pulse, a company which the Company holds a 50.5% controlling interest. Sales of Wireless Cable products decreased $1.5 million, or 21.3%, to $5.6 million. Sales of Satellite Television products decreased $1.1 million, or 32.6%, to $2.2 million. Sales of Antenna products by Micro Pulse decreased $381,000, or 22.6%, to $1.3 million.

The decrease in Wireless Cable sales resulted primarily from decreases in sales of both wireless reception products and MultiCipher. Domestically, operators continue to delay purchases of equipment as the digital rollout is evaluated and potential financial alternatives are determined. Internationally, market growth continues, but at a rate less than the prior year. In addition, many international operators purchased product in the second half of fiscal year 1998 anticipating a more accelerated growth rate, and, because of slower growth rates still have significant quantities on-hand to satisfy near-term growth. The decrease in Satellite Television product sales resulted from continued decreases in C-band sales, offset by increased Ku-band sales. Sales of Antenna products decreased as a result of reductions in sales to certain major customers, as certain wireless markets and products evolve.

The Company's objective to increase sales sequentially by quarter is dependent upon maintaining its Wireless Cable market share internationally, a successful Wireless Cable digital rollout in the United States which the Company must participate as a key supplier, and entry into the Ku-DBS markets with its new stacked Ku-DBS product.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $878,000, or 23.9%, from $3.7 million to $2.8 million. Gross margins increased from 30.6% to 30.8%. The decrease in gross profits resulted from lower sales volumes offset by the slight increase in gross margins. Gross margins remained under pressure due to low sales volumes, under-utilization of factory overhead and reduced product gross margins, primarily in Wireless Reception products as a result of competitive pricing in a soft market environment.

Gross margins will remain under pressure until the Company can increase its sales volumes as previously described.

OPERATING EXPENSES

Research and development expenses increased by $130,000 from $1.1 million to $1.2 million. The increase resulted primarily from increased salaries to remain competitive with current salary for design engineers.

Selling expenses decreased by $61,000 from $1.31 million to $1.25 million. The decrease was due primarily to reductions in certain discretionary spending, offset by increases in salaries.

General and administrative expenses increased by $93,000 from $978,000 to $1.07 million. The increase was primarily due to legal fees relating to the class action litigation.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons noted above, decreased by $1.04 million, from $300,000 of income to a $740,000 loss.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The minority interest share in income of Micro Pulse represents 49.5% of the income before tax of Micro Pulse. The decrease from $83,000 to $12,000 is a result of Micro Pulse earning $168,000 in the first quarter of the prior year, and $24,000 in the current quarter.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

The benefit from taxes for the first quarter of fiscal 1999 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1998. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, decreased by $615,000, from net income of $130,000 to a $485,000 net loss.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with California United Bank at the bank's prime rate (8.5% at May 30, 1998). In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of May 30, 1998, no amounts were outstanding under any of these arrangements. The $6.0 million credit facility with California United Bank expires in August 1998. Based upon initial conversations with the bank, the line will be renewed, but may be reduced from the current $6.0 million credit facility due to the Company's current level of operations.

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

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the quarter ended May 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 California Amplifier, Inc.
                                                     (Registrant)


July 10, 1998                                      /s/ Michael R. Ferron
                                          -----------------------------
                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer