Form 10-Q
period 1998-08-29
CALIFORNIA AMPLIFIER INC
filed 1998-10-09
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 29, 1998

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

                             Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of August 29, 1998:     11,784,572

Number of pages in this Form 10-Q:  12

                         PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)


                                                   Aug. 29,     Feb.28,
                                                   1998           1998
                                                 (Unaudited)   (Audited)
                                                 -----------------------
                                  ASSETS

Current assets:
Cash and cash equivalents                        $ 5,912         $4,422
Accounts receivable                                5,219          5,745
Income tax receivable                                886            407
Inventories                                        5,276          6,851
Deferred tax asset                                 1,777          2,000
Prepaid expenses and other current assets            794            462
-----------------------------------------------------------------------
      Total current assets                        19,864         19,887

Property and equipment -- at cost, net of
  accumulated depreciation and amortization        5,222          7,116
Other assets                                         799            828
-----------------------------------------------------------------------
                                                 $25,885        $27,831
------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $ 2,405         $1,861
Accrued liabilities                                1,787          2,399
Current portion of long-term debt                    613            741
-----------------------------------------------------------------------
      Total current liabilities                    4,805          5,001

Long-term debt                                       806          1,112

Minority interest share in net assets of
  Micro Pulse, Inc.                                  186            321

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,785 shares outstanding in August 1998 and
  11,771 shares outstanding in February 1998         118            118
Additional paid-in capital                        14,050         14,025
Foreign currency translation adjustment            (261)          (249)
Retained earnings                                  6,181          7,503
-----------------------------------------------------------------------

      Total stockholders' equity                  20,088         21,397
-----------------------------------------------------------------------
                                                 $25,885        $27,831
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                               Three Months Ended     Six Months Ended
                               -----------------------------------------
                               Aug. 29,   Aug. 30,  Aug. 29,  Aug. 30,
                                 1998      1997       1998     1997
------------------------------------------------------------------------
Sales                          $8,322   $13,091    $17,382   $25,104
Cost of sales                   6,383     9,135     12,650    17,477
------------------------------------------------------------------------
Gross profit                    1,939     3,956      4,732     7,627

Research and development        1,271     1,051      2,487     2,137
Selling                         1,155     1,405      2,401     2,712
General and administrative        957     1,105      2,028     2,083
------------------------------------------------------------------------
Income (loss) from operations  (1,444)      395     (2,184)      695

Interest and other, net           (11)       (8)       (17)      (13)
Minority interest share in
 (income)loss of Micro Pulse      147       (65)       135      (148)
------------------------------------------------------------------------

Income (loss) before taxes     (1,308)      322     (2,066)      534
Benefit from (provision for)
 income taxes                     471      (118)       744      (200)
------------------------------------------------------------------------

------------------------------------------------------------------------
Net income (loss)               $(837)     $204    $(1,322)    $ 334
------------------------------------------------------------------------
Net income (loss) per share
                       Basic    $(.07)    $ .02    $  (.11)    $ .03
                      Diluted   $(.07)    $ .02    $  (.11)    $ .03
------------------------------------------------------------------------

Shares used in per share
    calculations      Basic     11,785   11,763      11,782   11,688
                      Diluted   11,785   12,034      11,782   12,009
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                     Six Months Ended
-----------------------------------------------------------------------
                                                  Aug. 29,     Aug. 30,
                                                   1998          1997
-----------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                               $(1,322)        $ 334
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                  1,612         1,562
   Minority interest                               (135)          217
   Gain on sale of equipment                         (4)          ---
   (Increase) decrease in:
    Accounts receivable                             526        (1,370)
    Inventories                                   1,575        (1,990)
    Prepaid expenses and other assets              (559)          380
   Increase (decrease) in:
    Accounts payable                                544         1,465
    Accrued liabilities                            (612)         (232)
-----------------------------------------------------------------------
Cash provided by operating activities:            1,625           366
-----------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment              (611)        (1,784)
  Proceeds from sale of property and equipment      885            ---
  Purchase of controlling interest in Micro Pulse   ---            327
-----------------------------------------------------------------------
Cash provided by (used in) investing activities:    274         (1,457)
-----------------------------------------------------------------------
Cash flows from financing activities:
  Addition (repayment) of term debt                (434)          384
  Issuances of common stock                          25            19
-----------------------------------------------------------------------
Cash provided by (used in) financing activities:   (409)          403
-----------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                1,490          (688)
Cash and cash equivalents at end
  of period                                       4,422         3,165
-----------------------------------------------------------------------
Cash and cash equivalents at end of period       $5,912        $2,477
=======================================================================

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

2.  Inventories  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                    Aug. 29,    Feb. 28,
                                                     1998        1998
------------------------------------------------------------------------
Raw materials                                        $2,480      $2,694
Work in process                                          19          66
Finished goods                                        2,777       4,091
------------------------------------------------------------------------
                                                     $5,276      $6,851
------------------------------------------------------------------------

3. Comprehensive Income (Loss) - Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and six months ended August 29, 1998 and August 30, 1997 (000's):

                                                     Quarter Ended
                                                 Aug. 29,        Aug. 30,
                                                   1998            1997
                                               ---------       ---------

     Net income (loss)                            $(837)          $ 204
     Foreign currency translation adjustment         12               3
                                               ---------       ---------

     Comprehensive income (loss)                  $(825)          $ 207
                                               =========       =========


                                                   Six Months Ended
                                                 Aug. 29,        Aug. 30,
                                                   1998            1997
                                               ---------       ---------

     Net income (loss)                          $(1,322)          $ 334
     Foreign currency translation adjustment        (12)            (56)
                                               ---------       ---------

     Comprehensive income (loss)                $(1,334)          $ 278
                                               =========       =========

ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended August 29, 1998 and August 30, 1997

Sales

Sales decreased by $4.8 million from $13.1 million for the three months ended August 30, 1997, to $8.3 million for the three months ended August 29, 1998. Sales of Wireless Cable products decreased $3.6 million from $7.8 million to $4.2 million. Sales of Satellite Television products decreased $703,000 from $3.8 million to $3.1 million. Sales of Antenna products by Micro Pulse decreased $462,000 from $1.5 million to $1.0 million.

The decrease in the sale of Wireless Cable products resulted from the significant downturn in the worldwide Wireless Cable television market, which began in the second half of fiscal year 1998 and has continued into fiscal year 1999. The sales decrease can be attributed to reductions in the shipments of both reception equipment, and MultiCipher, the Company's conditional access system. Reception product sales were adversely affected by curtailed purchases by existing systems, as well as a lack of new system expansion. MultiCipher sales were adversely impacted primarily by the lack of new system expansion. The softness in the Wireless Cable market affected unit shipments, as well as unit average sale prices as competition lowered unit sales prices in an attempt to attract customers. The Company reduced its unit sales prices to maintain market share, however, demand for product was significantly less than in prior periods.

The decrease in sales of Satellite Television products resulted from the continued decrease in sales of C-Band products internationally because current unit pricing prohibits the Company from competing in these markets at acceptable gross margins. These sales decreases were offset by sales of Ku-DBS products domestically as the Company expands its presence in the Ku-DBS marketplace.

The decrease in the sale of Antenna products by Micro Pulse resulted primarily from increased competition, reductions in buying patterns by certain customers as compared to the prior year, and unit price declines.

The Company's objective is to achieve sequential quarterly sales increases. This is dependent upon the Company maintaining its Wireless Cable market share internationally, a successful Wireless Cable digital rollout in the United States in which the Company must participate as a key supplier, and the timely introduction of certain Ku-DBS and commercial satellite products.

Gross Profit and Gross Margin

Gross profit for the three months ended August 29, 1998 decreased by $2.1 million from $4.0 million for the three months ended August 30, 1997, to $1.9 million. Gross margin decreased 23.8% from 30.2% to 23.3%. The decrease in gross profit resulted from lower sales volumes and reduced gross margins. The gross margin decrease is primarily a result of product sales mix and under-utilization of factory overhead because of the decreased sales volumes.

There will be continued pressure on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

Operating Expenses

Research and development expenses increased by $220,000 from $1.1 million to $1.3 million. The 20% increase resulted primarily from increased engineering personnel, as well as increased salaries to remain competitive with industry salary requirements.

Selling expenses decreased by $250,000, or 12.8%, from $1.4 million to $1.2 million. The decrease in selling expense relates primarily to a reduction in discretionary marketing expenses, and reductions in variable selling expenses because of lower sales.

General and administrative expenses decreased by $148,000 from $1.1 million to $957,000. The decrease relates primarily to reductions in certain administrative expenses, offset by increases in legal expenses relating to the stockholder class action litigation.

Income (Loss) from Operations

Income (loss) from operations, for the reasons noted above, decreased by $1.8 million, from operating income of $395,000 for the three months ended August 30, 1997, to an operating loss of $1.4 million for the three months ended August 29, 1998.

Minority Interest Share in (Income) Loss of Micro Pulse

The minority interest share in (income) loss of Micro Pulse represents 50.5% of the (income) loss before tax of Micro Pulse. The current year amount represents 50.5% of Micro Pulse's loss before tax, while the prior year period represents 49.5% of Micro Pulse's operating income.

Benefit from (Provision for) Income Taxes

The benefit from income taxes the second quarter of fiscal 1999 is based upon an annualized tax rate of 36%. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

The Company believes it will return to profitability in future periods. Accordingly, the tax benefit recorded during the current period, and recorded as a deferred tax asset in the accompanying consolidated balance sheet is expected to be utilized.

Net Income (Loss)

Net income (loss), for reasons outlined above, decreased by $1.0 million, from net income of $204,000 to a net loss of $837,000 for the three months ended August 29, 1998.

Six Months Ended August 29, 1998 and August 30, 1997

Sales

Sales decreased by $7.7 million, or 31%, from $25.1 million for the six months ended August 30, 1997, to $17.4 million for the six months ended August 29, 1998. Sales of Wireless Cable products decreased $5.1 million from $14.9 million to $9.8 million. Sales of Satellite Television products decreased $1.8 million from $7.1 million to $5.3 million. Sales of Antenna products by Micro Pulse decreased $843,000 from $3.2 million to $2.3 million.

The decreases in Wireless Cable sales resulted primarily from the significant downturn in the worldwide Wireless Cable television market, which began in the second half of fiscal year 1998 and has continued during into fiscal year 1999. The decrease can be attributed to reductions in the shipments of both reception equipment, and MultiCipher the Company's conditional access system. Reception product sales were adversely affected by curtailed purchases by existing systems, as well as a lack of new system expansion. MultiCipher sales were adversely impacted particularly by the lack of new system expansion. The softness in the Wireless Cable market affected unit shipments, as well as unit average sale prices as competition lowered unit sales prices in an attempt to attract customers. The Company reduced its unit sales prices to maintain market share, however, demand for product was significantly less than in prior periods.

The decrease in sales of Satellite Television products resulted from the continued decrease in sales of C-Band products internationally because current unit pricing prohibits the Company from competing in these markets at acceptable gross margins. These sales decreases were offset by sales of Ku-DBS products domestically as the Company expands its presence in the Ku-DBS marketplace.

The decrease in the sale of Antenna products by Micro Pulse resulted primarily from increased competition, reductions in buying patterns by certain customers as compared to the prior year, and unit price declines.

The Company's objective is to achieve sequential quarterly sales increases. This is dependent upon the Company maintaining its Wireless Cable market share internationally, a successful Wireless Cable digital rollout in the United States in which the Company must participate as a key supplier, and the timely introduction of certain Ku-DBS, and commercial satellite products.

Gross Profit and Gross Margin

Gross profit for the six months ended August 29, 1998 decreased by $2.9 million from $7.6 million for the six months ended August 30, 1997, to $4.7 million. Gross margin decreased from 30.3% to 27.2%. The decrease in gross profit resulted from lower sales volumes and reduced gross margins. The gross margin decline is primarily a result of lower sales volumes, pricing competition in Wireless Cable reception and Ku-DBS products, product sales mix resulting in lower unit sales prices year-to-year, decreases in unit sale prices because of reduced pricing for most products, and under-utilization of factory overhead because of the decreased sales volumes.

There will be continued pressure on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

Operating Expenses

Research and development expenses increased $350,000 from $2.1 million to $2.5 million. The increase resulted primarily from increased engineering personnel, as well as increased salaries to remain competitive with industry salary requirements.

Selling expenses decreased $311,000 from $2.7 million to $2.4 million. The decrease in selling expense relates primarily to a reduction in discretionary marketing expenses, and reductions in variable selling expenses because of lower sales.

General and Administrative expense decreased $55,000 from $2.1 million to $2.0 million. The decrease relates primarily to reductions in certain administrative expenses, offset, by increases in legal expenses relating to the stockholder class action litigation.

Income (Loss) from Operations

Income (loss) from operations, for the reasons outlined above, decreased $2.9 million, from operating income of $695,000 to an operating loss of $2.2 million.

Minority Interest Share in (Income) Loss of Micro Pulse

The minority interest share in (income) loss of Micro Pulse represents 50.5% of the (income) loss before tax of Micro Pulse. The current year amount represents 50.5% of Micro Pulse's loss before tax, while the prior year period represents 49.5% of Micro Pulse's operating income.

Benefit from (Provision for) Income Taxes

The benefit from income taxes for the six months ended August 29, 1998, is based upon an annualized tax rate of 36%. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

The Company believes it will return to profitability in future periods. Accordingly, the tax benefit recorded during the current period, and recorded as a deferred tax asset in the accompanying consolidated balance sheet is expected to be utilized.

Net Income (Loss)

Net income (loss), for reasons outlined above, decreased by $1.65 million from net income of $334,000, to a net loss of $1,322,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with California United Bank at the bank's prime rate (8.5% at August 29, 1998). In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of August 29, 1998, no amounts were outstanding under any of these arrangements. The $6.0 million credit facility with California United Bank expires in November 1998. The Company believes the Bank will renew the credit facility at a lower amount because of the Company's current sales volumes.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.


YEAR 2000 COMPLIANCE

The Company has a plan to ensure all software and equipment are Year 2000 compliant. The plan includes, among other things, updating its current integrated financial and manufacturing software. As such, management believes that after January 1, 2000, the Company will be able to continue to accurately accumulate and summarize data relating to its business operations. The total estimated cost associated with Year 2000 compliance is less than $100,000. As of August 29, 1998 the Company remained on target to ensure Y2K compliance by January 1, 2000.

SAFE HARBOR STATEMENT

Forward  looking  statements  in  this  Form  10-Q  which  include,   without
limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive market growth, timing and market acceptance of new product introductions, competition, pricing and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 CBM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. On September 21, 1998, the Federal legal action was dismissed in the United States District Court, but the State legal action remains in the Superior Court for the State of California. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims in State court.

ITEM 2.Changes in Securities
       None

ITEM 3.Defaults upon Senior Securities
       None

ITEM 4.Submission  of  Matters to a Vote of Security Holders

The annual meeting of stockholders of California Amplifier, Inc. was held July 17, 1998.

At the annual meeting of stockholders a proposal was considered for the election of Ira Coron, Fred Sturm, Arthur H. Hausman, William E. McKenna and Thomas L. Ringer as directors to serve until the 1999 annual meeting of stockholders. All of the five director-nominees were elected. The voting results are summarized below:

      Proposal

      1)Election of Directors:
                                          For         Withheld  Against
        Ira Coron                      10,785,642      282,622      0
        Fred Sturm                     10,856,136      212,128      0
        Arthur H. Hausman              10,821,493      246,771      0
        William E. McKenna             10,808,337      259,927      0
        Thomas L. Ringer               10,800,356      267,908      0

ITEM 5. Other Information
        None

ITEM 6. Exhibits and Reports on Form 8-K

        (a) No reports on Form 8-K were filed during the quarter ended August 29, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          California Amplifier, Inc.
                                             (Registrant)


October 9, 1998                             /s/ Michael R. Ferron
                                        -------------------------
                                          Michael R. Ferron
                                          Vice President, Finance and
                                          Chief Accounting Officer