Form 10-Q
period 1998-11-28
CALIFORNIA AMPLIFIER INC
filed 1999-01-11
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     November 28, 1998

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

                             Yes x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of November 28, 1998:   11,784,572

Number of pages in this Form 10-Q:  13

                         PART I - FINANCIAL INFORMATION

ITEM 1:    Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

                                                 Nov. 28,      Feb. 28,
                                                   1998           1998
                                               (Unaudited)    (Audited)
-----------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                        $ 7,662         $4,422
Accounts receivable, net                           4,789          5,745
Income tax receivable                                154            407
Inventories                                        4,854          6,851
Deferred tax asset                                 1,756          2,000
Prepaid expenses and other current assets            977            462
-----------------------------------------------------------------------
      Total current assets                        20,192         19,887

Property and equipment -- at cost, net of
  accumulated depreciation and amortization        4,780          7,116
Other assets                                         764            828
-----------------------------------------------------------------------
                                                 $25,736        $27,831
------------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $ 2,543         $1,861
Accrued liabilities                                1,841          2,399
Current portion of long-term debt                    606            741
-----------------------------------------------------------------------
      Total current liabilities                    4,990          5,001

Long-term debt                                       659          1,112

Minority interest share in net assets of
  Micro Pulse, Inc.                                  142            321

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,785 shares outstanding in November 1998 and
  11,771 shares outstanding in February 1998         118            118
Additional paid-in capital                        14,051         14,025
Foreign currency translation adjustment            (200)          (249)
Retained earnings                                  5,976          7,503
-----------------------------------------------------------------------

      Total stockholders' equity                  19,945         21,397
-----------------------------------------------------------------------
                                                 $25,736        $27,831
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)


                               Three Months Ended   Nine Months Ended
                               Nov. 28,   Nov. 29,   Nov. 28, Nov. 29,
                                 1998      1997       1998     1997
--------------------------------------------------------------------
Sales                         $ 9,681   $13,382    $27,063   $38,486
Cost of sales                   6,905    10,517     19,555    27,994
------------------------------------------------------------------------
Gross profit                    2,776     2,865      7,508    10,492

Research and development        1,147     1,159      3,634     3,296
Selling                         1,059     1,342      3,460     4,054
General and administrative        989     1,696      3,017     3,779
------------------------------------------------------------------------
Loss from operations             (419)   (1,332)    (2,603)     (637)

Interest and other income
(expense), net                      4       (15)       (13)      (28)
Minority interest share in
(income) loss of Micro Pulse      120       (50)       255      (198)
------------------------------------------------------------------------

Loss before taxes                (295)   (1,397)    (2,361)     (863)
Benefit from income taxes          90       503        834       303
------------------------------------------------------------------------
Net loss                       $ (205)   $ (894)   $(1,527)   $ (560)
------------------------------------------------------------------------

Net loss per share    Basic    $(0.02)   $(0.08)    $(0.13)   $(0.05)
                      Diluted  $(0.02)   $(0.08)    $(0.13)   $(0.05)
------------------------------------------------------------------------

Shares used in per share calculations
                      Basic    11,778     11,763     11,774    11,688
                      Diluted  11,778     11,763     11,774    11,688
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                   Nine Months Ended
                                                 Nov. 28,     Nov. 29,
                                                  1998         1997
---------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                      $(1,527)         $(560)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation and amortization                2,365          2,435
   Minority interest                             (179)           250
   Loss/(gain) on disposal of
    property and equipment                         (4)            13
   (Increase) decrease in
    Accounts receivable                           956           (352)
    Inventories                                 1,997            222
    Prepaid expenses and other assets              45            191
   Increase (decrease) in:
    Accounts payable                              682            (24)
    Accrued liabilities                          (558)            22
--------------------------------------------------------------------
Cash provided by operating activities:          3,777          2,197
--------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment            (931)        (2,443)
  Proceeds from sale of property and equipment    956           ---
  Purchase of controlling interest in Micro
   Pulse                                          ---            327
--------------------------------------------------------------------
Cash provided by (used in) investing
  activities:                                      25         (2,116)
--------------------------------------------------------------------

Cash flows from financing activities:
  Addition (repayment) of term debt              (588)           162
  Issuances of common stock                        26             35
--------------------------------------------------------------------
Cash provided by (used in) financing
  activities:                                    (562)           197
--------------------------------------------------------------------
Net increase in cash and cash equivalents       3,240            278
Cash and cash equivalents at the
  beginning of period                           4,422          3,165
--------------------------------------------------------------------
Cash and cash equivalents at end of period     $7,662         $3,443
--------------------------------------------------------------------

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

2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                Nov. 28,       Feb. 28,
                                                  1998           1998
                                               ---------       --------
Raw materials                                   $2,659          $2,694
Work in process                                     78              66
Finished goods                                   2,117           4,091
                                               ---------       -------
                                                $4,854          $6,851
                                               =========       ========

3. COMPREHENSIVE INCOME (LOSS) - Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and nine months ended November 28, 1998 and November 29, 1997 (000's):

                                                 Three Months Ended
                                                Nov. 28,       Nov. 29,
                                                  1998            1997
                                               ---------       --------

           Net income (loss)                     $(205)          $(894)
           Foreign currency translation
             adjustment                             61               6
                                               ---------       --------
           Comprehensive income (loss)           $(144)        $ (888)
                                               =========       ========


                                                  Nine Months Ended
                                                Nov. 28,       Nov. 29,
                                                  1998           1997
                                               ---------       --------

           Net income (loss)                     $(1,527)        $(560)
           Foreign currency translation
             adjustment                               49           (50)
                                                --------       --------
           Comprehensive income (loss)           $(1,478)        $(610)
                                                =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

SALES

Sales decreased by $3.7 million, from $13.4 million for the three months ended November 29, 1997, to $9.7 million for the three months ended November 28, 1998. Sales of Wireless Cable products decreased from $7.9 million to $5.3 million. Sales of Satellite Television products decreased from $4.1 million to $3.5 million. Sales of Antenna products by Micro Pulse decreased $518,000 from $1.4 million to $884,000.

The decrease in sales of Wireless Cable products resulted from the continued downturn in the worldwide Wireless Cable television market, which began in the second half of fiscal year 1998 and has continued into fiscal year 1999. The sales decrease can be attributed to reductions in the shipments of both reception equipment, and MultiCipher, the Company's conditional access system. Reception product sales were adversely affected by curtailed purchases by existing systems, as well as a lack of new system expansion. MultiCipher sales were adversely impacted primarily by the lack of new system expansion. The softness in the Wireless Cable market affected unit shipments, as well as unit average sale prices as competition lowered unit sales prices in an attempt to maintain sales levels in a shrinking market. The Company reduced its unit sales prices to maintain market share, however, demand for product was significantly less than in prior periods. The Company did experience an increase in Wireless Cable sales in the third quarter as compared to the second quarter. This relates to shipments to key customers who recently began expanding their systems versus a broad market rebound.

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

The Company's objective is to achieve sequential quarterly sales increases. This is dependent upon the Company maintaining its Wireless Cable market share internationally, a successful Wireless Cable rollout by Bell South in the United States, and Look TV in Canada in which the Company must participate as a key supplier, and the timely introduction of certain Ku-DBS and commercial satellite products.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased from $2.9 million to $2.8 million. Gross margins increased from 21.4% to 28.7%. The decrease in gross profit resulted from lower sales volumes offset by higher gross margins. The gross margin increase is primarily a result of a $1.3 million non-recurring reorganization charge in the third quarter of the prior year, and in the current year improved supply management and reductions in labor personnel and factory overhead because of the decreased unit sales volumes. The current year improvements were offset by lower unit sales prices as compared to the prior year.

There will be continued pressure on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

OPERATING EXPENSES

Research and development expenses decreased from $1.2 million to $1.1 million. The decrease resulted primarily from reductions in certain discretionary spending.

Selling expenses decreased from $1.3 million to $1.0 million. The decrease in selling expense relates primarily to a reduction in discretionary marketing expenses, and reductions in variable selling expenses because of lower sales.

General and administrative expenses decreased from $1.7 million to $1.0 million. The decrease relates primarily to a $350,000 non-recurring charge in the third quarter of the prior year, and in the current year reductions in certain administrative expenses.

LOSS FROM OPERATIONS

Loss from operations, for the reasons noted above, but primarily because of the $1.6 million non-recurring charge in the third quarter of the prior year offset by lower sales in the current three month period, decreased by $913,000 from $1.3 million to $419,000.

MINORITY INTEREST SHRAE IN (INCOME) LOSS OF MICRO PULSE

The minority interest share in (income) loss of Micro Pulse represents the 49.5% ownership interest's share of the consolidated (income) loss before tax of Micro Pulse. Because the Company owns a 50.5% controlling interest, 100% of Micro Pulse's sales and expenses are consolidated in the Company's consolidated statement of operations and the minority interest share of the (income) loss is reflected as a single line item in the statement of operations.

BENEFIT FROM INCOME TAXES

The benefit from income taxes the third quarter of fiscal 1999 is based upon an annualized tax rate of 36%. The Company believes it will return to profitability in future periods. Accordingly, the tax benefit recorded during the current period, and recorded as a deferred tax asset in the accompanying consolidated balance sheet is expected to be utilized.

NET LOSS

Net loss, for reasons outlined above, decreased by $689,000 from $894,000 to $205,000.

NINE MONTHS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

SALES

Sales decreased by $11.4 million, from $38.5 million for the nine months ended November 29, 1997, to $27.1 million for the nine months ended November 28, 1998. Sales of Wireless Cable products decreased $7.7 million from $22.8 million to $15.1 million. Sales of Satellite Television products decreased $2.3 million from $11.1 million to $8.8 million. Sales of Antenna products by Micro Pulse decreased $1.4 million from $4.6 million to $3.2 million.

The decrease in Wireless Cable sales resulted primarily the significant downturn in the worldwide Wireless Cable television market, which began in the second half of fiscal year 1998 and has continued into fiscal year 1999. The decrease can be attributed to reductions in the shipments of both reception equipment, and MultiCipher, the Company's conditional access system. Reception product sales were adversely affected by curtailed purchases by existing systems, as well as a lack of new system expansion. MultiCipher sales were adversely impacted particularly by the lack of new system expansion. The softness in the Wireless Cable market affected unit shipments, as well as unit average sale prices as competition lowered unit sales prices in an attempt to maintain sales levels in a shrinking market. The Company reduced its unit sales prices to maintain market share, however, demand for product was significantly less than in prior periods.

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

The Company's objective is to achieve sequential quarterly sales increases. This is dependent upon the Company maintaining its Wireless Cable market share internationally, a successful Wireless Cable rollout by Bell South in the United States, and Look TV in Canada, in which the Company must participate as a key supplier, and the timely introduction of certain Ku-DBS, and commercial satellite products.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $3.0 million from $10.5 million to $7.5 million, and gross margins increased from 27.3% to 27.7%. The decrease in gross profit resulted from lower sales volumes offset by increased gross margins. The gross margin improvement is primarily a result of the $1.3 million non-recurring charge in the third quarter of the prior year, and improvements made during the current year in supply management, decreases in labor and factory overhead. The current year improvements were offset by lower unit sales price as compared to the prior year.

There will be continued pressure on gross margins primarily because of competitive pricing pressures. As a result, the Company will concentrate on product cost reductions and product differentiation in an attempt to maintain or increase gross margins.

OPERATING EXPENSES

Research and development expenses increased $338,000 from $3.3 million to $3.6 million. The increase resulted primarily from increased engineering personnel, as well as increased salaries to remain competitive with industry salary requirements.

Selling expenses decreased $594,000 from $4.1 million to $3.5 million. The decrease is primarily a result of a reduction in discretionary marketing expenses, and reductions in variable selling expenses because of lower sales.


General and Administrative expenses decreased $762,000 from $3.8 million to $3.0 million. The decrease is due primarily to the $350,000 non-recurring charge in the third quarter of the prior year, and reductions in certain administrative expenses.

LOSS FROM OPERATIONS

Loss from operations, for the reasons outlined above but primarily the $11.4 million decrease in sales, increased $2.0 million, from $637,000 to $2.6 million.

MINORITY INTEREST SHARE IN (INCOME) LOSS OF MICRO PULSE

The minority interest share in (income) loss of Micro Pulse represents the 49.5% ownership interest's share of the consolidated (income) loss before tax of Micro Pulse. Because the Company owns a 50.5% controlling interest, 100% of Micro Pulse's sales and expenses are consolidated in the Company's consolidated statement of operations and the minority interest share of the (income) loss is reflected as a single line item in the statement of operations.

BENEFIT FROM INCOME TAXES

The benefit from taxes for the nine months of fiscal year 1999 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1998. The Company believes it will return to profitability in future periods. Accordingly, the tax benefit recorded during the current period, and recorded as a deferred tax asset in the accompanying consolidated balance sheet is expected to be utilized.

NET LOSS

For the reasons outlined above, the net loss increased from $560,000 to $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $3.5 million working capital facility with Pacific Century Bank at the bank's prime rate (8.0% at November 28, 1998). In addition, California Amplifier s.a.r.l., its foreign subsidiary, has an informal arrangement with a French bank to borrow up to $600,000. As of November 28, 1998, no amounts were outstanding under any of these arrangements. The credit facility with Pacific Century Bank expires in May, 1999.

The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.



YEAR 2000 COMPLIANCE

COMPANY PRODUCTS

The Company's satellite, wireless cable, voice and data, and antenna microwave products are not impacted by the Year 2000 century change. The MultiCipher product line, the Company's wireless cable scrambling and conditional access system does have date and time characteristics either in microprocessor embedded software, or in its software interface applications. The Company has identified programming issues that may impact how certain information must be input by MultiCipher customers, for example, the scheduling of future pay-per-view events. The Company is currently completing the software programming to address such issues and will make them available to customers on a fee based upgrade basis. All current shipments of MultiCipher system head-ends are year 2000 compliant.

INTERNAL OPERATIONS

General. The computer system issues relating to dates beyond 1999 is the result of many computer programs being written to use and store dates with only the last two digits of the applicable year. As a result, these programs may assume that all two digit dates are twentieth century dates. This could result in system failure, anomalous system behavior or incorrect system reporting. System failure could, in turn, temporarily affect the Company's ability to process customer transactions, interface with vendors and engage in similar normal business activities.

The Company has assessed how it may be impacted. The Company has formulated and begun implementation of a plan to address all known aspects of the issue. The Company has already completed a substantial portion of this plan and is on schedule to fully complete the plan by July of 1999.

Software Information Systems. The Company's software information systems consist primarily of a financial and manufacturing system (Computer Associates KBM), and other smaller scale software applications, and other programs developed internally.

In January 1999, the Computer Associates KBM financial and manufacturing software upgrade was completed and a new IBM AS400 mainframe was installed, both of which are now year 2000 compliant. Two software applications, Telemagic and Sales Tracker, are not year 2000 compliant, and will be discontinued prior to July 1999. In addition, software on networks and desktop computers are currently being tested for year 2000 compliance. The Company does not expect any major issues related to upgrading these software applications, at a cost of less than $20,000.

Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems incluces all data center equipment (IBM AS400 system) and networks (Novell and Microsoft NT). All of these systems were or are now substantially year 2000 compliant with the exception of the Novell Network. This will be upgraded by July 1999 with an estimated cost of less than $10,000.

Communications Systems. Communications systems includes all data center equipment (computers, networks telephone systems, and software systems used to support external communications with customers, employees, and suppliers, business partners and all corporate equipment and software systems used to support internal business management communications. Each significant component of these communications systems has been tested and all were found to be substantially year 2000 compliant.

Suppliers and Other Business Partners. This area of the plan called for all significant suppliers and other business partners to be surveyed for year 2000 readiness. Most of the significant trade vendors have already been contacted. The Company anticipates that these activities will continue in the first quarter of calendar 1999. The Company is not currently aware of any single vendor or business partner with year 2000 compliance issues that could have a material impact on the Company. Year 2000 business transaction tests of all direct interfaces with vendors and other business partners will be completed by the second quarter of 1999. The Company can provide no assurance that year 2000 compliance will be successfully implemented by all of its suppliers.

Contingency Planning. The Company has not yet developed a comprehensive contingency plan to address the risk of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address year 2000 readiness. This plan will be developed by the end of June 1999. It will list specific action plans for failure in any of the identified areas of the year 2000 compliance plan. The Company believes that failure to complete any of the remaining work to be done will not alone adversely affect the continuity of the core business. The Company believes its current state of readiness is on schedule with a conservative plan to be fully year 2000 compliant by July of 1999 and that business risks have been minimized. However, there can be no guarantee that year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.


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

ITEM 2.CHANGES IN SECURITIES
        None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

ITEM 5.OTHER INFORMATION
       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       No reports on Form 8-K were filed during the quarter ended November 28, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          California Amplifier, Inc.
                                             (Registrant)


January 11, 1999                          /s/ Michael R. Ferron
                                          Michael R. Ferron
                                          Vice President, Finance and
                                          Chief Accounting Officer