Form 10-K405
period 1999-02-27
CALIFORNIA AMPLIFIER INC
filed 1999-05-26
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the fiscal year ended February 27, 1999   Commission File Number   0-12182

                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

      DELAWARE                                                95-3647070
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

460 CALLE SAN PABLO, CAMARILLO, CALIFORNIA                      93012
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

                             Yes  x  No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The  aggregate  market  value of the voting stock of the  Registrant  held by
non-affiliates   of  the  Registrant  as  of  May  17,  1999  was  approximately
$48,085,697.

   There were 11,796,547 shares of the Registrant's Common Stock outstanding as of May 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 16, 1999 are incorporated by reference into Part III, Items 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY
   California Amplifier, Inc. (the "Company") was incorporated in 1981. Since its inception, the Company has been engaged in the design, manufacture and marketing of microwave components used in both defense and commercial markets, primarily relating to the amplification and conversion of microwave signals used in various reception applications. In 1990, the Company discontinued its involvement in its defense business and focused its business strategy on two major product lines: Satellite Television and Wireless Cable products. In January 1998, the Company reorganized into the following business units:
Satellite Products, Wireless Cable Products, and Voice and Data Products. Wireless Cable and Voice and Data products are combined as Wireless Products.

   In addition, the Company has a 50.5% ownership interest in Micro Pulse, Inc., a company who designs manufactures and markets antennas for various wireless applications, primarily for Global Positioning Satellite (GPS) applications.

   SATELLITE PRODUCTS
   Satellite dishes are used for the reception of video, audio and data transmitted from orbiting satellites. The Company's products, which are components of the dish assembly, are used in both commercial satellite dish applications and home satellite dishes. The Company's Satellite product dollar sales to date, however, have been primarily generated from sales of downconverters, amplifiers and integrated feedhorns and amplifiers used in home satellite dish and cable headend dish applications.

   The satellite dish is a parabolic reflector antenna. Microwave signals transmitted primarily in Ku-band or C-band for video and data transmission, are transmitted from orbiting satellites toward the earth's surface. The dish reflects the microwaves back to a focal point where a feedhorn collects the microwaves transferring the signals into an amplifier/downconverter. The microwave amplifier literally amplifies the microwave signal millions of times for further processing. The downconverter changes the frequency into an intermediate frequency so that the receiver and television can process the signal and create a picture.

   The Company began supplying C-band downconverters and amplifiers for the "large backyard dish" in the early 1980's to markets worldwide, but primarily to markets in the United States, Brazil and the Middle East. The Company experienced its highest unit volume shipments in the 1992-1993 timeframe, when the markets for multichannel pay television began to experience significant growth. The Company sold primarily C-band products during this period with sales of Ku-band products in niche markets.

   In 1994, the Direct Broadcast System (DBS) was introduced in the United States, which really focused the U.S. consumer on satellite television as a means of obtaining multichannel programming. The DBS system uses high powered satellites and Ku-Band to transmit programming to subscribers digitally. As a result of the satellite transmission power and the Ku frequency, the satellite dish required for signal reception is only eighteen inches in diameter. This compares to C-Band dishes that range from five to twelve feet in diameter. The Ku-DBS system has been very well accepted since its introduction and installations total over 10 million television households, while C-Band installations are now less than 1.5 million.

   The international market for satellite television exists primarily in Europe, the Middle East, Asia and Latin America where cable penetration is substantially less than in the United States. The Company believes the international market for satellite television, which has an installed base of over 20 million dishes, will continue to grow in response to increased worldwide demand for television spurred, in part, by an increase in the availability and variety of programming. Certain United States cable television networks have expanded their programming coverage internationally. The availability of highly desirable programming such as HBO, CNN, MTV, ESPN and Disney has led to the growth of the various methods of multichannel television delivery in the many international markets. As previously stated, both C-Band and Ku-Band dishes are used by consumers depending upon how the programmers choose to transmit such signals. Both Ku-Band and C-Band satellite launches are scheduled over the next several years however the Ku-DBS alternative is becoming increasingly more popular to programmers as a means of delivery directly to subscribers.

   With the Company's 1997 reorganization into separate business units, the Satellite Products business unit focused its resources on Ku-DBS applications, as well as a broad line of commercial applications. For the DBS market, the Company must emphasize competitive DBS solutions in the mainstream consumer markets, as well as higher sales price products which offer feature, performance, or installation advantages. For commercial applications, the Company will focus on digital applications for satellite head-ends and data transmission.

   In April 1999, the Company purchased substantially all of the satellite television products from Gardiner Communications Corp. This acquisition allows the Company immediate entry into the U.S. and European DBS mainstream consumer market, and provides the Company with competitive products for Europe, and China, both of which position the Company to be a more significant supplier to key markets around the world (see Note 13 of Notes to Consolidated Financial Statements).

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

   In the United States there are approximately 110 million television households, of which approximately 75% receive their programming from cable companies and approximately 15% from satellite. Currently there are approximately 220 Wireless Cable operations in the United States, serving approximately 800,000 subscribers, with line-of-sight access to approximately 30 million television households. Industry analysts estimate that a fully-financed wireless system could reach penetration levels of 10%-15% of line-of-sight homes due to inherent cost advantages of the technology, compared to cable. These penetration levels can be achieved by addressing various factors but primarily additional capital availability to finance growth, and the adoption of digital compression which would substantially reduce constraints with respect to channel capacity.

   In 1995, the Wireless Cable industry in the United States generated a great deal of interest with Tele-TV, a consortium comprised of Bell Atlantic, NYNEX and Pacific Telesis, which announced its intention to deliver video to customers using Wireless Cable digital compression technology. Initial projections for a digital subscriber rollout by Tele-TV were 2.0 million subscribers within three years of introduction. In late 1996, the Tele-TV consortium announced that certain members had changed their strategic emphasis and were not going forward with their Wireless Cable plans. In 1996, BellSouth announced its plan to use digital Wireless Cable technology to deliver video services in the southeastern region of the United States. To date, BellSouth has launched video programming in Atlanta, New Orleans, Orlando, Daytona Beach, and Jacksonville, and appears committed to Wireless Cable technology.

   The Tele-TV participation in Wireless Cable television was viewed by many industry experts as the beginning of well financed companies entering the Wireless Cable market through acquisition or alliances with existing domestic, multiple system operators. The decision by the Tele-TV partners to re-assess their video delivery strategy, combined with other factors, has resulted in a significant slowdown in the domestic Wireless Cable market. Independent operators are now confronted with limited financing alternatives, negative cash flow from operations with current subscriber levels, and the decision of whether to expand subscriber counts using analog equipment prior to the availability of digital equipment.

   The decision to switch from analog to digital is a costly one, both from a system architecture, and per subscriber standpoint. As a result of the current capital constraints confronting the independent system operators, the conversion from analog to digital is no longer an equipment availability issue. Until the Wireless Cable industry in the United States can attract financial resources to introduce digital Wireless Cable television through alliances, acquisitions or the equity/debt markets, the industry will continue to be an insignificant participant in the delivery of multichannel pay television to consumers. This has directly impacted the Company's shipment levels over the last eighteen months, and has created a great deal of uncertainty with respect to future subscriber growth for U.S. Wireless Cable operators, and hence the growth of the Company's product sales to this industry in the U.S. (see Voice and Data Products).

   Internationally, the Wireless Cable industry has experienced significant growth in response to increasing worldwide demand for multichannel television and the increased availability of a variety of programming such as HBO, CNN, MTV, ESPN and Disney. The Company believes that Wireless Cable technology, in many instances, is better suited than traditional cable to provide multichannel television to the consumer, especially in less developed countries and in areas that are not densely populated. The lack of a need for a cable network allows Wireless Cable operators to commence broadcasting more quickly, with less of an initial investment than for traditional cable, and to quickly expand throughout a service area. To date, Wireless Cable systems have been launched throughout the world, including major systems in Canada, Mexico, Venezuela, Brazil, Argentina, Paraguay, Chile, Qatar, Thailand, Malaysia, Nigeria, Australia, Czech Republic, Russia and Ireland. Similar launches in these countries, and other geographical areas, are expected to continue as programming is made available to these areas. Because the international markets do not have a high percentage of pay television subscribers to television households, and are not dominated by a single method of delivery, as cable is in the United States, the potential for Wireless Cable as a programming delivery method internationally is still significant, but not until capital becomes once again available to the emerging markets.

   VOICE AND DATA PRODUCTS
   Wireless Cable operators own significant wireless spectrum or bandwidth in the 2.5 to 2.7 gigahertz range. As a result of the trend to switch from analog transmission of video to digital transmission, the number of video channels increased from approximately 31 channels to as much as 175 channels. Depending on the demand for video services, operators have considered using the unused video bandwidth for voice (telephony) or data (Internet access) applications. To date, there has only been limited system testing for these "wireless local-loops." It is the belief of many industry experts that the technology is proven; however, the rollout of wireless local-loop systems on a broad scale will require a significant financial commitment which to date has not existed within the Wireless Cable television industry. Beginning in March 1999, MCI WorldCom and Sprint began making debt and equity investments in certain U.S. multi-system wireless operators. This is viewed by many to represent the capital commitment and strategic alliances necessary to initiate a broad roll-out of two-way wireless local loop systems in cities throughout the United States, and ultimately throughout major cities worldwide.

   California Amplifier has worked closely with the Wireless Cable operators as well as with system integrators to develop two-way transceivers for wireless local-loop applications. Because of the telecommunications move toward wireless communication, the Company has increased its focus on wireless fixed location products with the formation of its Voice and Data Products business unit as part of the January 1998 reorganization.

   In addition, this business unit works closely with Micro Pulse to broaden the market opportunities for its core antenna technologies and will pursue other wireless broadband access applications.

   ANTENNA PRODUCTS
   In January 1993, the Company purchased a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse") for $500,000. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in global positioning systems ("GPS"). Such products are used in surveying applications, vehicle tracking and marine and airborne navigation. In fiscal year 1998 (March 1997), the Company acquired additional shares resulting in a 50.5% controlling interest and, as a result, beginning in fiscal year 1998, the Company began to consolidate Micro Pulse in its financial statements. In fiscal year 1997, the investment in Micro Pulse was accounted for using the equity method.

PRODUCTS
   The Company designs, manufactures and markets a broad line of amplifiers, downconverters, antennas and integrated products used in the reception, conversion and amplification of microwave signals used in conjunction with the reception of video, audio, and data transmitted from satellites or earth-based transmitters using microwave signals, and transceivers used in two-way voice and data transceivers for wireless communication between fixed locations.

   The Company also markets MultiCipher, a broadband analog scrambling system for the Wireless Cable industry. Because MultiCipher is a broadband scrambling system, it decodes all channels transmitted simultaneously which allows a "whole-house" solution for the Wireless Cable operator thereby eliminating the requirement of installing conventional set-top boxes on each television in the subscribers' home.

   The Company, through its 50.5% controlling interest in Micro Pulse, designs manufactures and markets a broad line of antenna products used in GPS applications for vehicle and asset tracking, surveying, and marine and airborne navigation.

   During fiscal years 1999, 1998, and 1997, Wireless products, which include Wireless Cable products and Voice and Data products, accounted for 54.8%, 59.1%, and 70.1% of the Company's sales, respectively, and Satellite products accounted for 33.7%, 28.0%, and 29.9% of the Company's sales, respectively. Antenna products, which represent sales by Micro Pulse, accounted for 11.5%, and 12.9% of the consolidated sales in fiscal years 1999 and 1998, respectively.

   For additional information regarding the Company's sales by segment and geographical area, see Note 10 of Notes to Consolidated Financial Statements.

MANUFACTURING
   The Company currently manufactures and assembles its products in its Camarillo, California, USA, facility. Manufacturing operations consist principally of assembling of components built from fabricated parts, printed circuit boards and electronic devices, and microwave tuning and testing of assembled products. In fiscal years 1997 and 1998 the Company assembled products in Mexico and from time-to-time evaluates other manufacturing operations in other countries based upon various factors, including anticipated sales growth, labor content, product life cycles and shipments by geographical regions.

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

ISO 9001 INTERNATIONAL CERTIFICATION
   In August 1995, the Company became registered to ISO 9001, the international standard for conformance to quality excellence in meeting market needs in all areas including product design, manufacturing, quality assurance and marketing. The registration assessment was performed by Underwriter's Laboratory, Inc., according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently May 1999.

RESEARCH AND DEVELOPMENT
   Each of the markets the Company competes in are characterized by technological change, evolving industry standards, and new product requirements to meet market growth. During the last three years, the Company has focused its research and development resources on four primary areas: digital Wireless Cable reception products, the MultiCipher "whole-house" broadband scrambling system, Ku-DBS products, and two-way transceivers. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

   Research  and  development   expenses  were   $4,764,000,   $4,475,000,   and
$5,789,000, during fiscal years 1999, 1998, and 1997, respectively.

SALES AND MARKETING
   The Company sells its voice and data products directly to system operators as well as through distributors and system integrators. The Company sells its Satellite products through satellite equipment distributors, but, from time to time, sells certain products to manufacturers for incorporation into complete satellite dish systems, or directly to DBS operators.

   The Company's sales and marketing functions for each business unit are centralized in its Camarillo, California, USA, corporate headquarters. In addition, the Company has sales offices and personnel in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand. The Company may add additional sales offices and employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller.

   Micro Pulse sales and marketing functions are centralized in its Camarillo, California USA corporate headquarters. In addition, Micro Pulse also utilizes sales representatives to identify markets and customers, and to sell its products.

   See also Note 10 of Notes to Consolidated Financial Statements for segment and geographical sales information.

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

   The Company believes that competition in its markets is based primarily on price, performance, reputation, product reliability and technical support. In the Wireless Cable market, the Company has supplier relationships with major Wireless Cable operators in various regions of the world, and believes that its pricing, accompanied by product performance, reliability, low field failure rate, and its ongoing technical support, are currently competitive advantages to the Company. In the Satellite Television market, where the Company has participated since its inception in 1981, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. The acquisition of Gardiner products (see Note 13 of Notes to Consolidated Financial Statements) will broaden the Company's satellite product offering, and should strengthen its competitive position in key markets. In the GPS and wireless antenna markets Micro Pulse relies upon its reputation for innovation, quality and its quick time to market with new design requirements.

   The Company's continued success in these markets,  however,  will depend upon
its  ability  to  continue  to  design  and  manufacture   quality  products  at
competitive prices.

BACKLOG
   The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period. Moreover, the lack of backlog makes it more difficult for the Company to forecast its sales from period to period, since "book and ship" orders are such a significant percentage of sales.

PATENTS, TRADEMARKS AND LICENSES
   The  Company's   timely   application  of  its  technology  and  its  design,
development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

   The Company currently has twelve patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. The Company does believe, however, that certain Wireless Cable antenna patented designs, and the broadband scrambling technology for encoding and decoding multi-channel television signals used in the MultiCipher system are significant and may result in a competitive advantage for the Company.

   The Company currently has six other patents pending.

   California   Amplifier(R)  and   MultiCipher(R)   are  federally   registered
trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

EMPLOYEES
   At February 27, 1999, the Company had 236 employees and Micro Pulse had 52 employees. None of the Company's employees are represented by a labor union.


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

   Micro Pulse's corporate headquarters and manufacturing facility is located in approximately 15,000 square feet of leased space in Camarillo, California which Micro Pulse rents on a month-to-month basis.



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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the three months ended February 27, 1999, no matters were submitted to a vote of the Company's security holders.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAMP." The following table sets forth for each fiscal period indicating the high and low closing sale prices for the Company's Common Stock, as reported by
Nasdaq:

                                               Low         High

      Fiscal Year Ended February 27, 1999:
      1st Quarter                            $ 2.50       $ 3.44
      2nd Quarter                              1.25         2.56
      3rd Quarter                              1.25         3.47
      4th Quarter                              1.44         2.88

      Fiscal Year Ended February 28, 1998:
      1st Quarter                            $ 3.25       $ 5.50
      2nd Quarter                              3.62         6.12
      3rd Quarter                              3.12         6.00
      4th Quarter                              2.00         3.75


   On March 22, 1996, the Company effected a two-for-one stock split. All per share amounts contained herein have been retroactively adjusted to reflect the stock split.

   At May 17, 1999 the number of stockholders of record of the Company's Common Stock was 330. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 4,640.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)



                                            Years Ended
-------------------------------------------------------------------------------
                             Feb. 27,  Feb. 28,   Mar. 1,   Mar 2,    Mar 4,
                              1999      1998       1997      1996      1995
-------------------------------------------------------------------------------

Sales                       $37,140    $46,933   $49,290   $61,590   $45,656

Income (loss) before taxes   (2,217)    (4,149)    1,037     7,638     3,770

Net income (loss)            (1,436)    (2,665)      633     4,958     2,451

Diluted net income (loss)
  per share                   (0.12)     (0.23)     0.05      0.41      0.22
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS DATA:
(in thousands)
                                          As of Each Year End
-------------------------------------------------------------------------------
                              1999      1998       1997      1996      1995
-------------------------------------------------------------------------------
Total assets                $25,549    $27,831   $29,536   $32,573  $22,087

Working capital              15,477     14,886    15,001    15,743    8,552

Long-term debt, net of
  current portion               516      1,112       525       767      782

Stockholders' equity         20,065     21,397    24,148    22,924   14,899
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
   The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of
Operations:

                                                  Years Ended
                                        Feb. 27,    Feb. 28,   March 1,
                                          1999       1998        1997
-------------------------------------------------------------------------------

Sales:
   Wireless Products                      54.8%       59.1%      70.1%
   Satellite Products                     33.7        28.0       29.9
   Antenna Products                       11.5        12.9        ---
-------------------------------------------------------------------------------
Total sales                              100.0       100.0      100.0

Gross profit                              28.4        22.8       29.4

Research and development                  12.8         9.5       11.8
Selling                                   12.0        11.1        9.7
General and administrative                10.4        10.3        6.5
Income (loss) from operations             (6.8)       (8.1)       1.4
Interest and other, net                   ---         ---          .7
Minority interest share in
  (income) loss of Micro Pulse              .8         (.7)       ---
Income (loss) before provision for
   income taxes                           (6.0)       (8.8)       2.1
Benefit (provision) from income taxes      2.1         3.2        (.8)
-------------------------------------------------------------------------------
Net income (loss)                         (3.9%)       (5.6)%     1.3%
-------------------------------------------------------------------------------

FISCAL YEARS 1999 AND 1998
   Sales decreased $9.8 million, or 20.9%, from $46.9 million in fiscal year 1998 to $37.1 million in fiscal year 1999. The fiscal year 1999 sales decrease resulted from decreases in sales in each of the Company's product groups.

   Sales of Wireless products decreased $7.4 million, or 26.7%, from $27.7 million to $20.3 million. Sales of Satellite products decreased $600,000, or 4.6%, from $13.1 million to $12.5 million. Sales of Antenna products which represent total sales by Micro Pulse, decreased $1.8 million, or 29.5%, from $6.1 million to $4.3 million.

   The $7.4 million sales decrease in Wireless products was primarily a result of decreases in sales of MultiCipher scrambling products in key markets in Africa, Latin America, and the United States. Wireless cable operators in most major markets curtailed expansion of new systems, as well as net subscriber growth in their existing systems due primarily to a lack of available capital. Sales of Wireless reception products remained relatively flat with the prior year, with increased sales in the United States and Canada because of new systems by BellSouth and Look TV, offset by decreases in Latin America and Africa, and other U.S. operators. The Company's Voice and Data products accounted for approximately $1.1 million in sales in fiscal year 1999, its first year of offering such products.

   The $600,000 sales decrease in Satellite products resulted primarily from lower C-Band sales in the United States and the Middle East, offset by increases in Ku-Band DBS sales in Canada.

   The $1.8 million sales decrease in sales of Antenna products by Micro Pulse resulted primarily from significantly lower unit sales to certain major GPS customers, as foreign competition increased, and the end of a major military contract.

   Gross profits decreased approximately $200,000, or 1%, from $10.7 million in fiscal year 1998 to $10.5 million in fiscal year 1999. The decrease in gross profits occurred because of a $9.8 million sales decrease, offset by higher gross margins.

   Gross margins increased from 22.8% in fiscal year 1998 to 28.4% in fiscal year 1999. The gross margin between years should be compared, however, after adjusting for a fiscal year 1998 inventory obsolescence charge of $3.0 million which impacted 1998 gross margins by approximately 6.5%. Adjusting for this charge, the gross margins between years were relatively constant. Factors affecting fiscal year 1999 gross margins was the $9.2 million or 20.9% decrease in sales, as well as the aggressive inventory reduction program, both of which impacted overhead utilization. Offsetting these factors were improvements in supply management which reduced material component costs, improved productivity, reduced overhead, and lowered product returns under warranty. Management believes that the operational improvements made during fiscal year 1999 could have a positive impact on fiscal year 2000 gross margins if sales volumes increase.

   Research and development expenses increased by approximately $300,000, from $4.5 million to $4.8 million. As a percentage of sales however, research and development increased from 9.5% to 12.8%. Although the Company continued to focus on cost containment programs, the Company remained committed to new product design, and therefore, development expenditures increased in fiscal year 1999 as compared to fiscal year 1998. The increase relates primarily to increased salaries for engineers, and some personnel additions.

   Selling expenses decreased by approximately $800,000 from $5.2 million to $4.4 million. The decrease relates primarily to the decreases in certain discretionary sales and marketing expenses.

   General and administrative expenses decreased by approximately $900,000 from $4.8 million to $3.9 million. The decrease results primarily from certain reorganization expenses incurred in 1998 and not in 1999 and lower bad debt expense in fiscal year 1999.

   The loss from operations decreased by approximately $1.3 million from $3.8 million to $2.5 million. The principal reasons for the improvement were, as described above, decreased sales offset by lower operating expenses.

   The benefit from taxes was $781,000, or 35.2% of the loss before taxes. This is relatively consistent with prior year tax provisions of approximately 35.8%.

   For the reasons outlined above, the net loss for fiscal year 1999 was $1.4 million, as compared to net loss of $2.7 million in fiscal year 1998.


FISCAL YEARS 1998 AND 1997
   Sales decreased $2.4 million, or 5%, from $49.3 million in fiscal year 1997 to $46.9 million in fiscal year 1998. The fiscal year 1998 sales decrease resulted from decreases in Wireless Cable and Satellite product sales, offset by sales of Antenna products which represent sales by Micro Pulse, consolidated since March 1997 when the Company increased its ownership interest in Micro Pulse from 50.0% to 50.5%.

   Sales of Wireless Cable products decreased $6.7 million, or 19%, from $34.4 million to $27.7 million. Sales of Satellite products decreased $1.7 million, or 11%, from $14.8 million to $13.1 million. Sales of Antenna products which represent sales by Micro Pulse, were $6.1 million in fiscal year 1998, but were not consolidated in fiscal year 1997.

   The $6.7 million sales decrease in Wireless products was primarily a result of decreases in sales of MultiCipher scrambling products in Asia and the United States as customers curtailed their subscriber growth. Wireless reception products remained relatively flat with the prior year, with increased sales in Latin America, offset by decreases in the United States, Asia and Africa.
Domestically, there continues to be a lack of capital availability for independent domestic operators to fund subscriber growth, as well as the continued delays in the introduction of digital Wireless Cable television by certain telcos, such as Pacific Bell and BellSouth.

   The $1.7 million sales decrease in Satellite products resulted primarily from lower sales in the United States because of the continued shift from C-band to DBS delivery systems, in which the Company does not participate on a broad scale, and in the Middle East where pricing competition has caused the Company to lose sales.

   Gross profits decreased $3.8 million, or 26%, from $14.5 million in fiscal year 1997 to $10.7 million in fiscal year 1998. The decrease in gross profits resulted from lower sales volumes and lower gross margins.

   Gross margins decreased from 29.4% in fiscal year 1997 to 22.8% in fiscal year 1998. The decrease in gross margins resulted primarily from $8.4 million in lower sales by California Amplifier in fiscal year 1998 which resulted in significant under-utilization of direct labor and factory overhead. In addition gross margins were negatively impacted because of higher warranty expenses, and $3.0 million in charges relating to slow-moving and obsolete inventory reserves. The inventories which have been reserved relate primarily to Wireless Cable products, both reception equipment and MultiCipher, which have been severely impacted by the slowdown experienced in the Wireless Cable industry. The Company believes that gross margins in fiscal year 1999 will improve from fiscal year 1998 levels of 22.8% due to reduced headcount, improved operating efficiencies, and inventory control programs.

   Research and development expenses decreased by approximately $1.3 million, from $5.8 million to $4.5 million. As a percentage of sales, research and development decreased from 11.8% to 9.5%. The decrease in expenses during fiscal year 1998 as compared to fiscal year 1997 results from significant development expenses incurred during fiscal year 1997 relating to the development and introduction of MultiCipher Plus, the Company's tiered, whole-house scrambling system. Offsetting these decreases, however, are research and development expenses relating to Micro Pulse, which were consolidated during the current fiscal year. Although the Company continues to focus on cost containment programs until the revenue trend reverses, the Company remains committed to new product design and therefore expects development expenditures to increase in fiscal year 1999 as compared to fiscal year 1998 amounts.

   Selling expenses increased by approximately $400,000 from $4.8 million to $5.2 million. The increase relates primarily to the inclusion of application and field engineering expenses in selling expense in fiscal year 1998, and expenses in the current year relating to Micro Pulse, offset by decreases in certain discretionary sales and marketing spending.

   General and administrative expenses increased by approximately $1.6 million from $3.2 million to $4.8 million. The increase results primarily from certain reorganization expenses, increased bad debt expense, legal expenses relating to the stockholder litigation, and the inclusion of general and administrative expenses relating to Micro Pulse.

   Income (loss) from operations decreased by approximately $4.5 million from $688,000 to ($3,806,000). The principal reasons for the decline were, as described above, decreased sales and gross margins, and increases in general and administrative expenses.

   The benefit from taxes was $1,484,000, or 35.8% of the loss before taxes. In fiscal year 1997, the Company had a provision for taxes of 39%.

   The net loss for fiscal year 1998 was $2.7 million, as compared to net income of $633,000 in fiscal year 1997. The significant decline in earnings relates primarily to the decline in sales and gross margins, and higher general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES
   As of February 27, 1999, the Company had cash on hand of $9.3 million and a $3.5 million available under a working capital facility with Pacific Century Bank.

   In April 1999, the Company entered into a credit facility arrangement with Santa Monica Bank. Under the agreement, the Company obtained a $6.0 million working capital facility, of which $3.0 million can be converted to a term loan, interest only for one year, and then a three year-term. Interest on both arrangements is at the Bank's prime rate.

   The Company believes that cash flow from operations, together with the funds available under its credit facilities, are sufficient to support operations and capital equipment requirements over the next twelve months.

   The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 COMPLIANCE

COMPANY PRODUCTS

   The Company's satellite, wireless cable, voice and data, and antenna microwave reception and transceiver products do not contain time or date code applications and are therefore, not impacted by the Year 2000 century change.
The Company's wireless cable scrambling and conditional access system, MultiCipher, does have date and time characteristics in microprocessor embedded software and in its software interface applications. The Company has identified programming issues that may impact how certain information must be input by MultiCipher customers, for example, the scheduling of future pay-per-view events. Upgrades to address such issues are now available to customers on a fee basis. All current shipments of MultiCipher system head-ends are year 2000 compliant.

INTERNAL OPERATIONS

GENERAL. The computer system issues relating to dates beyond 1999 are the result of many computer programs being written to use and store dates with only the last two digits of the applicable year. As a result, these programs may assume that all two digit dates are twentieth century dates. This could result in system failure, anomalous system behavior or incorrect system reporting. System failure could, in turn, temporarily affect the Company's ability to process customer transactions, interface with vendors and engage in similar normal business activities.

   The Company has assessed how it may be impacted. The Company has formulated and begun implementation of a plan to address all known aspects of the issue. The Company has already completed a substantial portion of this plan and is on schedule to fully complete the plan by August of 1999, except for some desktop personal computers which may extend into the last quarter of calendar 1999.

SOFTWARE INFORMATION SYSTEMS. The Company's software information systems consist primarily of a financial and manufacturing system (Computer Associates KBM), and other smaller scale software applications, and other programs developed internally.

In January 1999, the Computer Associates KBM financial and manufacturing software upgrade was completed and is now year 2000 compliant. Telemagic and Sales Tracker, two software applications, are not year 2000 compliant and will be upgraded or discontinued prior to July 1999. In addition, software on networks and desktop computers are currently being tested for year 2000 compliance. The Company does not expect any major issues related to upgrading these software applications, at a cost of less than $60,000.

COMPUTER HARDWARE AND OPERATING SYSTEMS. Computer hardware and operating systems includes all data center equipment (IBM AS400 system) and networks (Novell and Microsoft NT). In January 1999, the Company purchased a new IBM AS400 in conjunction with the Computer Associates software upgrades and is now year 2000 compliant. The current NT networks are year 2000 compliant, but the Novell Network is not. This network will be upgraded or converted to NT by August 1999 with an estimated cost of less than $20,000.

COMMUNICATION SYSTEMS.   Communications  systems  includes  all  data  center
equipment (computers, telephone systems, and software systems) used to support external communications with customers, employees, and suppliers, business partners and all corporate equipment and software systems used to support internal business management communications. Each significant component of these communications systems has been tested or is in the process of testing. The Company's telephone system will be upgraded in May 1999, at a cost of less than $10,000.

SUPPLIERS AND OTHER BUSINESS PARTNERS. This area of the plan called for all significant suppliers and other business partners to be surveyed for year 2000 readiness. Most of the significant trade vendors have already been contacted. The Company anticipates that these activities will continue into the third quarter of calendar 1999. The Company is not currently aware of any single vendor or business partner with year 2000 compliance issues that could have a material impact on the Company. The Company can provide no assurance that year 2000 compliance will be successfully implemented by all of its suppliers.

CONTINGENCY PLANNING. The Company has not yet developed a comprehensive contingency plan to address the risk of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address year 2000 readiness. This plan will be developed by the end of August 1999. It will list specific action plans for failure in any of the identified areas of the year 2000 compliance plan. The Company believes that failure to complete any of the remaining work to be done will not alone adversely affect the continuity of the core business. The Company believes its current state of readiness is on schedule with a conservative plan to be fully year 2000 compliant by August of 1999 and that business risks have been minimized. However, there can be no guarantee that year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.

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


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

   The directors and executive officers of the Company are as follows:

            Name                 Age                   Position

      Ira Coron                    70      Chairman of the Board of Directors

      Fred M. Sturm                41      Chief Executive Officer, President
      and Director

      Philip Cox                   59      Vice President, Wireless Products

      Dale DeHart                  46      Vice President, Operations

      Michael R. Ferron            44      Vice President, Finance, Chief
                                             Financial Officer
                                             and Corporate Secretary

      Robert Hannah                38      Vice President, Satellite Products

      Kris Kelkar                  35      Vice President, Voice and Data
      Products

      Arthur H. Hausman (1)        75      Director

      William E. McKenna(1(2)      79      Director

      Thomas L. Ringer (2)         67      Director


(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.

   Ira Coron has been Chairman of the Board for California Amplifier, Inc. since March of 1994, and in addition was the Chief Executive Officer until 1997 and remained an officer of the Company until February 1999. From 1989 to 1994 he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc., after serving in numerous senior management positions from June 1967 to July 1989 among which was Vice President and General Manager of TRW's Electronic Components Group. He also serves on the Board of Directors of Made 2 Manage Systems, Inc., CMC Industries, Inc., and is a member of the Executive Committee of the Wireless Communications Association. Mr. Coron is a graduate of the United States Military Academy with a Bachelor of Science in Engineering.

   Fred M. Sturm was appointed Chief Executive Officer, President and Director in August 1997. Prior to joining the Company from 1990 to 1997, Mr. Sturm was President of Chloride Power Systems (USA), and Managing Director of Chloride Safety, Security, and Power Conversion (UK), both of which are part of Chloride Group, PLC (LSE: CHLD). From 1979 to 1990, he held a variety of general management positions with M/A-Com and TRW Electronics, which served RF and microwave markets.

   Philip Cox joined the Company in July 1996. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Cox was appointed Vice President, Wireless Products. Prior to July 1996, he held various sales and marketing positions with Signal Technology and M/A-Com.

   Dale DeHart was appointed Vice President, Operations in January 1998. Prior to joining the Company, Mr. DeHart lead his own manufacturing consulting practice, and from 1996 to 1997 was Vice President, Operations for Vixel Corporation, a manufacturer of telecommunications products. From 1994 to 1996 he was the Vice President, Operations of Spectrian, Inc., a manufacturer of power amplifiers for cellular base stations. He has also held management positions at Colortan, Inc., TRW Electronics, M/A-Com and Hewlett Packard.

   Michael R. Ferron joined the Company as Vice President, Finance and Chief Financial Officer in October 1990 and was appointed Corporate Secretary in March 1991. Prior to October 1990, Mr. Ferron was employed by the accounting firms of Deloitte & Touche and Arthur Young & Company, respectively.

   Robert Hannah joined the Company as Vice President of Engineering in April 1995. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Hannah was appointed Vice President, Satellite Products. Prior to April 1995, Mr. Hannah held various positions with Hughes, most recently the position of Technical Manager at Hughes Network Systems.

   Kris Kelkar was appointed Senior Vice President of Sales and Marketing in April 1995 and Vice President, Marketing in April 1997. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Kelkar was appointed Vice President, Voice and Data Products. Prior to April 1995, he held various positions with General Instrument Corporation, most recently, the position of Vice President of International Marketing for General Instrument's Communications Division.

   Arthur H. Hausman has been a director of the Company since 1987. Mr. Hausman is Chairman Emeritus of the Board of Ampex Corporation. He served as Chairman of the Board of Directors and Chief Executive Officer of Ampex, having been with Ampex for 27 years until his retirement in 1988. He currently serves as a director of Drexler Technology Corporation, and director emeritus of TCI, Inc. He was appointed by President Reagan to the President's Export Council, to the Council's Executive Committee and to the Chairmanship of the Export Administration Subordinate Committee of the Council for the period 1985 to 1989.

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

   Thomas L. Ringer has been a director of the Company since August 1996. Since January 1999, Mr. Ringer has been Chairman of Wedbush Morgan Securities, Inc., and since June 1992, Chairman of the Board of M.S. Aerospace, Inc. a manufacturer of precision fasteners. Mr. Ringer also serves as Chairman of the Board of Document Sciences Corporation, Aquatec Water Systems and the Center for Innovation and Entrepreneurship. Prior to 1990, Mr. Ringer served as Chairman, President and Chief Executive Officer of Recognition Equipment, Inc., President and Chief Executive Officer of Fujitsu Systems of America, Inc., and President and Chief Executive Officer of Computer Machinery Corporation.

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

   The Company has a Compensation Committee which reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's executive officers and to administer the Company's Key Employee Stock Option Plan.

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


ITEM 11.   EXECUTIVE COMPENSATION

   Incorporated by reference from the information under the captions "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 16, 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 16, 1999.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 16, 1999.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Financial   Statements.   Reference   is  made  to  the  Index  to
      Consolidated Financial Statements on page 20 of this report.

(b) Form 8-K. The Company made no filings on Form 8-K during the three months ended February 27, 1999.

(c) Exhibits. Reference is made to the Index to Exhibits on pages 35-36 of this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CALIFORNIA AMPLIFIER, INC.



                                        By: /s/ Fred M. Sturm
                                           Chief Executive Officer
Dated:  May 25, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                   CAPACITIES
     SIGNATURES                IN WHICH SERVED                       DATES



   /s/ Ira Coron           Chairman of the Board of Directors    May 25, 1999



   /s/ Fred M. Sturm       Chief Executive Officer, President
                            and Director                         May 25, 1999



   /s/ William E. McKenna  Director                              May 25, 1999



   /s/ Arthur H. Hausman   Director                              May 25, 1999



   /s/ Thomas L. Ringer    Director                              May 25, 1999


   /s/ Michael R. Ferron   Vice President, Finance,              May 25, 1999
                             Chief Financial Officer
                            (Principal Accounting Officer)
                             and Corporate Secretary

                           CALIFORNIA AMPLIFIER, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           20

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                        21

Consolidated Statements of Operations                              22

Consolidated Statements of Stockholders' Equity
and Comprehensive Income                                           23

Consolidated Statements of Cash Flows                              24

Notes to Consolidated Financial Statements                         25-34

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
California Amplifier, Inc.:

   We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of February 27, 1999 and February 28, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of February 27, 1999 and February 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles.





                                       ARTHUR ANDERSEN LLP


Los Angeles, California
April 6, 1999

                           CALIFORNIA AMPLIFIER, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                 Feb. 27,      Feb. 28,
                                                   1999           1998
-----------------------------------------------------------------------

                                     ASSETS

Current assets:
Cash and cash equivalents                        $ 9,312        $ 4,422
Accounts receivable, net                           4,823          5,745
Income tax receivable                                179            407
Inventories                                        3,974          6,851
Deferred tax asset                                 1,597          2,000
Prepaid expenses and other current assets            446            462
-----------------------------------------------------------------------
      Total current assets                        20,331         19,887

Property and equipment -- at cost, net of
  accumulated depreciation and amortization        4,498          7,116
Other assets                                         720            828
-----------------------------------------------------------------------
                                                 $25,549        $27,831
------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $ 2,644        $ 1,861
Accrued liabilities                                1,613          2,399
Current portion of long-term debt                    597            741
-----------------------------------------------------------------------
      Total current liabilities                    4,854          5,001

Long-term debt                                       516          1,112
Minority interest share in net assets of
  Micro Pulse, Inc.                                  114            321

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,785 shares outstanding in February 1999 and
  11,771 shares outstanding in February 1998         118            118
Additional paid-in capital                        14,050         14,025
Retained earnings                                  6,067          7,503
Accumulated other comprehensive income             (170)          (249)
-----------------------------------------------------------------------

      Total stockholders' equity                  20,065         21,397
-----------------------------------------------------------------------
                                                 $25,549        $27,831
------------------------------------------------------------------------




      See accompanying notes to consolidated financial statements.

                          CALIFORNIA AMPLIFIER, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except net income (loss) per share)


                                                Years Ended
                                        Feb. 27,  Feb. 28,   March 1,
                                          1999      1998        1997
---------------------------------------------------------------------

Sales                                  $ 37,140  $ 46,933    $ 49,290
Cost of sales                            26,595    36,236      34,810
---------------------------------------------------------------------

Gross profit                             10,545    10,697      14,480

Research and development                  4,764     4,475       5,789
Selling                                   4,441     5,215       4,802
General and administrative                3,880     4,813       3,201
---------------------------------------------------------------------

Income (loss) from operations            (2,540)   (3,806)        688

Interest and other income, net              227       153         327
Interest expense                           (199)     (212)       (118)
Minority interest share in (income)
  loss of Micro Pulse                       295      (284)        ---
Income attributable to
  equity investment in Micro Pulse          ---       ---         140
---------------------------------------------------------------------

Income (loss) before benefit from
  (provision for) income taxes           (2,217)   (4,149)      1,037
Benefit from (provision for)
  income taxes                              781     1,484        (404)
----------------------------------------------------------------------

Net income (loss)                       $(1,436)  $(2,665)      $ 633
----------------------------------------------------------------------

Net income (loss) per share:
  Basic/Diluted                         $  (.12)  $  (.23)      $ .05
----------------------------------------------------------------------



      See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)

                                                           Accumulated
                                       Additional              Other
                        Common Stock    Paid-in  Retained Comprehensive
                       Shares   Amount  Capital   Earnings    Income   Total
------------------------------------------------------------------------------

Balances at
  March 2, 1996         11,519  $115    $13,255    $9,535    $  19    $22,924

Comprehensive income:
  Net income             ---     ---      ---         633      ---        633
  Foreign translation
    adjustment           ---     ---      ---         ---     (146)      (146)
                                                                      --------
                                                                          487
Exercise of stock options
  and warrants             194     2        735       ---      ---        737
------------------------------------------------------------------------------
Balances at
  March 1, 1997         11,713   117     13,990    10,168     (127)    24,148

Comprehensive income:
  Net loss                ---    ---      ---      (2,665)     ---     (2,665)
  Foreign translation
    adjustment            ---    ---      ---       ---       (122)      (122)
                                                                      --------
                                                                       (2,787)

Exercise of stock options   58     1         35     ---        ---         36
------------------------------------------------------------------------------
Balances at
  February 28, 1998     11,771   118    14,025      7,503     (249)    21,397

Comprehensive Income:
  Net loss                ---    ---      ---      (1,436)     ---     (1,436)
  Foreign translation
    adjustment            ---    ---      ---       ---         79         79
                                                                      --------
                                                                       (1,357)
Exercise of stock options   14   ---        25      ---        ---         25
------------------------------------------------------------------------------
Balances at
  February 27, 1999     11,785 $ 118   $14,050     $6,067    $(170)   $20,065
------------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended
                                        Feb. 27,    Feb. 28,   March 1,
                                          1999        1998       1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                       $(1,436)    $(2,665)   $   633
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization          3,013       3,280      2,016
   Loss on sale of property and
     equipment                               14           1         12
   Minority interest share in net
     income net (loss) of Micro Pulse      (207)        195        ---
   Income attributable to equity
     investment in Micro Pulse              ---         ---       (140)
   (Increase) decrease in assets and
     liabilities, net of effect from
     purchase of controlling interest
     in Micro Pulse:
      Accounts receivable                  922        1,537     (1,873)
      Inventories                        2,877        1,983     (1,456)
      Income tax receivable                228          399       (806)
      Deferred tax asset                   403       (1,200)       400
      Prepaid expenses and other assets    203          303       (313)
   Increase (decrease) in:
    Accounts payable                       783         (766)    (1,094)
    Accrued liabilities                   (786)         (37)    (2,731)
-------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                   6,014        3,030     (5,352)
-------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of property and equipment     (1,321)      (2,750)    (3,421)
Proceeds from sale of property and
  equipment                                912           12        ---
Purchase of controlling interest in
  Micro Pulse                              ---          327        ---
-------------------------------------------------------------------------------
Net cash used in investing activities     (409)      (2,411)    (3,421)
-------------------------------------------------------------------------------
Cash flows from financing activities:
Debt borrowings                            ---        1,582        608
Debt repayments                           (740)        (980)    (1,044)
Issuances of common stock,
  net of retirements                        25           36        737
-------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                    (715)         638        301
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                       4,890        1,257     (8,472)
Cash and cash equivalents
  at beginning of year                   4,422        3,165     11,637
-------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                       $ 9,312      $ 4,422    $ 3,165
-------------------------------------------------------------------------------



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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company (a Delaware company) and its wholly-owned subsidiaries, California Amplifier s.a.r.l., the Company's subsidiary in France, and Cal Amp FSC, Inc., a foreign sales corporation. The consolidated financial statements as of and for the years ended February 27, 1999 and February 28, 1998 include the accounts of Micro Pulse. In fiscal year 1998, the Company acquired additional shares of Micro Pulse which resulted in the Company holding a 50.5% controlling interest. All significant intercompany transactions have been eliminated. Prior to fiscal 1998, the Company's 50% non-controlling ownership interest in Micro Pulse was accounted for using the equity method.

FISCAL YEAR

The Company reports results on the basis of a 52/53 week accounting calendar ending on the last Saturday of February or the first Saturday of March. Each of the fiscal years 1999, 1998, and 1997 consisted of 52 weeks.

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

CONCENTRATION OF RISK

At February 27, 1999 and February 28, 1998, the Company had its cash and cash equivalents in U.S. banks in excess of Federally insured amounts, foreign banks, and grade A1P1 commercial paper investments at Salomon Smith Barney as follows (in 000's):

                                                     1999      1998
-------------------------------------------------------------------------------
U.S. Banks                                          $4,884    $2,517
Foreign Banks                                          362       350
Salomon Smith Barney                                 4,066     1,555
-------------------------------------------------------------------------------
                                                    $9,312    $4,422
-------------------------------------------------------------------------------

As of February 27, 1999, the Company had an account receivable due from one customer in the amount of $1,144,554, or 23.8% of consolidated accounts receivable, and from another customer in the amount of $677,740, or 14.1% of consolidated accounts receivable. At February 28, 1998 the Company had an account receivable due from one customer in the amount of $787,360, or 11.9% of consolidated receivables. All amounts were paid by each customer subsequent to the respective year ends in accordance with credit terms.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has established a reserve for potential write-offs relating to noncollectibility of accounts receivable. As of February 27, 1999 and February 28, 1998, the allowance for doubtful accounts was $535,000 and $850,000, respectively. In fiscal years 1999, 1998, and 1997, $96,000, $592,000, and
$14,000 was charged to expense, respectively. Amounts charged to the allowance account for bad debt write-offs and costs relating to product returns were $411,000, $443,000, and $671,000, in fiscal years 1999, 1998, and 1997, respectively.


WARRANTY

The Company warrants its products against defects over periods ranging from one to five years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped.
Warranty expense was $377,000, $834,000, and $206,000, in fiscal years 1999, 1998, and 1997, respectively. Amounts charged to accrued warranty for the actual costs of maintaining the Company's warranty program were $487,000, $734,000, and $806,000, in fiscal years 1999, 1998, and 1997, respectively.

INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

                                                    Feb. 27,    Feb. 28,
                                                     1999        1998
-------------------------------------------------------------------------------
Raw materials                                        $2,441      $2,694
Work in process                                          40          66
Finished goods                                        1,493       4,091
-------------------------------------------------------------------------------
                                                     $3,974      $6,851
===============================================================================

PROPERTY AND EQUIPMENT

Property  and  equipment  is stated at cost and  consists of the  following (in
000's):

                                                     Feb. 27,   Feb. 28,
                                                      1999        1998
-------------------------------------------------------------------------------
Land                                                $ ---       $   706
Machinery and equipment                              9,362       10,548
Furniture and computers                              5,013        4,686
Tooling                                              3,955        4,227
Leasehold improvements                               1,116        1,153
-------------------------------------------------------------------------------
                                                    19,446       21,320
Less accumulated depreciation and amortization     (14,948)     (14,204)
-------------------------------------------------------------------------------

                                                    $4,498       $7,116
===============================================================================

The Company follows the policy of capitalizing expenditures which materially increase asset lives, and charging ordinary maintenance and repairs to operations, as incurred. When assets are sold or disposed of, the cost and related depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations.

Depreciation and amortization is based upon the estimated useful lives of the related assets using the straight-line method. Useful lives range from two to five years, and in the case of leasehold improvements over the life of the lease.

NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement replaces primary EPS with basic EPS, which is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. The provision also requires the calculation of diluted EPS, which increases the weighted average shares outstanding for the dilutive effect of stock options and warrants. The Company adopted this statement in fiscal year 1998, and all prior year earnings per share amounts have been recalculated based on the provisions of SFAS No. 128.

The following schedule summarizes the information used to compute earnings per common share (in 000's except per share data):

                                                     Years Ended
-------------------------------------------------------------------------------
                                            Feb. 27,    Feb. 28,    March 1,
                                              1999       1998        1997
-------------------------------------------------------------------------------

Net income (loss)                             $(1,436)  $(2,665)    $   633
-------------------------------------------------------------------------------

Weighted average number of common shares
  used to compute basic net income (loss)
  per common share                             11,782    11,734      11,638

Dilutive effect of common share
  equivalents                                     ---       ---         913
-------------------------------------------------------------------------------

Weighted average number of common shares
  used to compute diluted net income
  (loss) per common share                      11,782    11,734      12,551
-------------------------------------------------------------------------------

Basic net income (loss) per common share      $ (.12)   $  (.23)     $  .05

Diluted net income (loss) per
  common share                                $ (.12)   $  (.23)     $  .05
-------------------------------------------------------------------------------

The dilutive effects of stock options were not included in the computation of diluted loss per share in fiscal years 1999 and 1998 because there inclusion would be anti-dilutive and reduce the loss per share.

STATEMENTS OF CASH FLOWS

In fiscal years 1999, 1998, and 1997 the Company paid interest of $199,000, $212,000, and $118,000, respectively.

In fiscal years 1999, 1998, and 1997 the Company paid income taxes of $0, $375,000, and $839,000, respectively.

In fiscal year 1998, the Company exchanged $100,000 in amounts due from Micro Pulse for an additional ownership interest increasing its ownership from 50.0% to 50.5%.

ACCOUNTING FOR STOCK OPTIONS

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" in fiscal 1997. As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and comply with the pro forma disclosure requirements of the standard (see Note 8).


3. MICRO PULSE, INC.

In January 1993, the Company acquired a 50% ownership interest in Micro Pulse for $500,000. In March 1997, the Company acquired additional shares of Micro Pulse for $100,000 resulting in the Company owning a 50.5% controlling interest in Micro Pulse. Costs in excess of net assets acquired (goodwill) of $236,000 relating to the acquisition of Micro Pulse is included in other assets and are being amortized over a ten year period.

For fiscal year 1997, the investment in Micro Pulse was accounted for using the equity method of accounting. Summary information relating to the results of operations and the financial condition of Micro Pulse as of March 1, 1997 and for the year then ended is as follows (in 000's):

Sales                                                            $5,540
Net income                                                          358
Total assets                                                      2,031
Stockholders' Deficit                                              (152)
-------------------------------------------------------------------------------

The Company recognized sales to Micro Pulse of $93,000 in fiscal year 1997. The Company recognized interest income relating to the receivable due from Micro Pulse of $68,000 in fiscal year 1997.


4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in 000's):
                                                       Feb. 27,   Feb.28,
                                                         1999      1998
-------------------------------------------------------------------------------
Payroll and related expenses                            $ 727      $ 811
Warranty                                                  545        655
Income taxes                                                6        236
Other accrued liabilities                                 335        697
-------------------------------------------------------------------------------
                                                       $1,613     $2,399
-------------------------------------------------------------------------------

5. SHORT-TERM BORROWINGS

As of February 27, 1999, the Company had a $3.5 million working capital credit facility with Pacific Century Bank. Borrowings outstanding bear interest at the bank's prime rate (7.75% at February 27, 1999) and are secured by substantially all of the Company's assets, excluding the assets secured by other debt arrangements. At February 27, 1999 and February 28, 1998, no amounts were outstanding under this credit facility and $3.5 million was available for borrowing. The credit facility contains certain financial covenants and ratios that the Company is required to maintain. At February 27, 1999, the Company was in compliance with certain covenants and had obtained waivers from the bank for those covenants the Company was not in compliance.

In April 1999, the Company entered into a credit facility arrangement with Santa Monica Bank. Under the agreement, the Company obtained a $6.0 million working capital facility, of which $3.0 million can be converted to a term loan, interest only for one year, and then a three year-term. Interest on both arrangements is at the Bank's prime rate.


6. LONG-TERM DEBT

Long-term debt consists of the following (in 000's):
                                                      Feb. 27,    Feb.28,
                                                        1999       1998
-------------------------------------------------------------------------------

Notes payable to a bank, secured by equipment,
  bearing interest at rates ranging
  from 8.19% to 8.24% payable monthly
  through January 2002                                $1,113      $1,853

Less portion due within one year                        (597)       (741)
-------------------------------------------------------------------------------

                                                      $  516      $1,112
-------------------------------------------------------------------------------

Annual maturities on long-term debt as of February 27, 1999, are as follows (in 000's):

2000                                                              $ 597
2001                                                                372
2002                                                                144
2003                                                                ---
-------------------------------------------------------------------------------
                                                                 $1,113
-------------------------------------------------------------------------------


7. INCOME TAXES

The (benefit from) provision for income taxes for fiscal years 1999, 1998, and 1997 are as follows (in 000's):

                                            1999        1998       1997
-------------------------------------------------------------------------------
Current - Federal                         $(352)     $ (584)    $  (175)
        - State                             ---         (95)        (31)
        - Foreign                           (26)        395         210
Deferred- Federal                          (343)     (1,020)        340
        - State                             (60)       (180)         60
-------------------------------------------------------------------------------
                                          $(781)    $(1,484)    $   404
===============================================================================

Differences between the provision for (benefit from) income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 1999, 1998, and 1997 are as follows (in 000's):

                                            1999        1998       1997
-------------------------------------------------------------------------------
Income tax at statutory federal
  rate (34%)                               $(788)    $(1,772)   $   353
State income taxes (8.84%), net of
  federal income tax effect                 (107)       (300)        62
Foreign taxes                                (26)        395        210
Research and development credit               96         ---        ---
Other, net                                    44         193       (221)
-------------------------------------------------------------------------------
                                           $(781)    $(1,484)    $ 404
===============================================================================

The components of the net deferred income tax asset are as follows (in 000's):

                                                     Feb. 27,  Feb. 28,
                                                      1999      1998
-------------------------------------------------------------------------------
Depreciation                                       $   124     $  73
Warranties                                             117       209
Inventory valuation                                    216     1,346
Allowance for doubtful accounts                        102       209
Research and development credit                        998       ---
Other, net                                              40       163
-------------------------------------------------------------------------------
                                                   $ 1,597    $2,000
===============================================================================


8. STOCK OPTIONS

The Company has one stock option plan for its employees, the 1989 Key Employee Stock Option Plan ("1989 Plan"). Under the 1989 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually over a four year vesting period.

The following table summarizes the option activity for fiscal years 1999, 1998, and 1997 (in 000's except dollar amounts):
                                                               Weighted
                                                     Number     Average
                                                     Shares  Option Price
-------------------------------------------------------------------------------
Outstanding at March 2, 1996                         1,314      $ 4.83
Granted                                                330       18.19
Exercised                                            (109)        3.08
Canceled                                             (147)       11.00
-------------------------------------------------------------------------------

Outstanding at March 1, 1997                         1,388        7.49
Granted                                                976        3.42
Exercised                                             (95)        1.68
Canceled                                             (400)       15.13
-------------------------------------------------------------------------------
Outstanding at February 28, 1998                     1,869        4.16
Granted                                                340        2.23
-------------------------------------------------------------------------------
Exercised                                             (14)        1.98
Canceled                                             (178)        3.81
-------------------------------------------------------------------------------
Outstanding at February 27, 1999                     2,017      $ 3.88
-------------------------------------------------------------------------------


The weighted average theoretical value for options granted during the year was $1.77, $2.59, and $15.01 for fiscal years 1999, 1998, and 1997, respectively.

The number of common stock options available for grant as of each fiscal year end were 175,225 for 1999, 337,100 for 1998, and 912,650 for 1997.

Options outstanding at February 27, 1999 and related weighted average price and life information is as follows:


                           Weighted      Total
                           Average    Weighted                   Weighted
Range of       Total      Remaining    Average                   Average
Exercise      Options        Life      Exercise     Options      Exercise
 Prices      Outstanding    (Years)      Price      Exercisable   Price
-------------------------------------------------------------------------------

$0.69-$0.82      95,700       1.2      $ 0.76        95,700      $ 0.76
$1.38-$1.75      69,000       6.5        1.64        51,000        1.73
$1.88-$2.76     806,000       9.0        2.28       245,166        2.37
$3.50-$4.09     635,725       7.6        3.88       273,225        3.80
$4.72-$6.88     117,500       7.5        5.92        78,125        5.66
$7.22-$9.00     257,850       6.5        7.33       190,700        7.33
$16.25           16,000       7.5       16.25        16,000       16.25
$21.88-$26.97    20,000       7.1       24.43        15,000       23.58
-------------------------------------------------------------------------------
$0.69-$26.97  2,017,775       7.7      $ 3.88       964,916      $ 4.39
-------------------------------------------------------------------------------

As permitted by SFAS No. 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense from its Stock Option Plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                      1999      1998      1997
                                    --------   -------   -----
      Expected life (years)             10       10         10
      Dividend yield                  ---       ---        ---

The range for interest rates is 4.15% - 7.14%, and the range for volatility is 65% - 77%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $949,000, $713,000, and $1,863,000 in fiscal years 1999, 1998, and 1997 respectively. This would result in pro forma net losses resulting from the increased compensation cost of $2,385,000, or $.19 per share, $3,378,000, or $.27 per share, and $485,000, or $.04 per share, in fiscal year 1999, 1998, and 1997 respectively. The effect of stock-based compensation on net income (loss) for fiscal 1999, 1998 and 1997 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.


9.  COMMITMENTS

The Company leases its corporate and manufacturing facility as part of an operating lease through February 2004. The lease agreement requires the Company to pay all property taxes and any insurance premiums associated with the coverage of the facility.

In addition, the Company leases a finished goods and storage facility as part of an operating lease through February 2004. The Company also leases offices in Paris, France; Sao Paulo, Brazil; and Bangkok, Thailand, under certain lease arrangements. In addition, the Company leases equipment used in the manufacturing operation.

The  following  table   represents  the  future  minimum  rent  payments
required under all operating leases with terms in excess of one year as of February 27, 1999 (in 000's):

Fiscal Year:
2000                                                              $ 603
2001                                                                605
2002                                                                590
2003                                                                600
2004                                                                605
-------------------------------------------------------------------------------
                                                                 $3,003
===============================================================================

Rent expense for fiscal years 1999, 1998, and 1997, was $780,000, $707,000, and $1,013,000, respectively.


10. SEGMENT AND GEOGRAPHIC DATA (UNAUDITED)

In June 1997, the FASB introduced SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". In conjunction with the Company's reorganization into business units in January 1998, the Company has adopted SFAS No. 131 in fiscal year 1999, and will be applied on a limited basis to interim periods thereafter. The adoption of this standard had no effect on the Company's financial position or results of operations, but did change the presentation of segment information presented below (in 000's):

                          Wireless   Satellite   Antenna   Corporate   Total
-------------------------------------------------------------------------------
Sales                     $20,338    $12,503      $4,299   $  ---     $37,140
Gross Profit                5,837      3,377       1,331      ---      10,545
Operating Profit              557        850        (518)   (3,429)    (2,540)
Depreciation                1,526        994         227       266      3,013
Identifiable Assets        $7,347     $4,146      $1,582   $12,474    $25,549
-------------------------------------------------------------------------------

Sales information by product line and by geographical area for each of the three years in the period ended February 27, 1999, as presented prior to the adoption of SFAS No. 131, are as follows (in 000's):

                                               1999       1998      1997
-------------------------------------------------------------------------------
Wireless Products                            $20,338    $27,738    $34,532
Satellite Products                            12,503     13,131     14,758
Antenna Products                               4,299      6,064        ---
-------------------------------------------------------------------------------
                                             $37,140    $46,933    $49,290
===============================================================================

-------------------------------------------------------------------------------
                                               1999       1998      1997
-------------------------------------------------------------------------------
United States                                $20,265    $19,378    $17,070
Canada                                         2,987      2,750      1,955
Latin America                                  3,556     12,122      8,495
Europe                                         3,094      4,726      5,265
Middle East                                      520        203      2,267
Africa                                         3,739      4,014      4,637
Asia                                           1,449      2,757      8,921
Australia                                      1,530        983        680
-------------------------------------------------------------------------------
                                             $37,140    $46,933     $49,290
===============================================================================

In fiscal year 1999 and fiscal year 1998 no customer accounted for 10% or more of consolidated sales.

In fiscal year 1997 a wireless product customer accounted for 11.1% of consolidated sales.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 1999 and 1998 (in 000's, except percentages and per share data):

                            First     Second      Third    Fourth    Fiscal
                           Quarter    Quarter    Quarter   Quarter    1999
-------------------------------------------------------------------------------
Sales                      $9,060     $8,322     $9,681    $10,077   $37,140
Gross profits               2,793      1,939      2,776      3,037    10,545
Gross margins                30.8%      23.3%      28.7%      30.1%     28.4%
Net (loss)                   (485)      (837)      (205)        91    (1,436)
Loss per share             $(0.04)    $(0.07)    $(0.02)   $  0.01   $ (0.12)
-------------------------------------------------------------------------------


                            First    Second      Third     Fourth    Fiscal
                           Quarter   Quarter    Quarter    Quarter    1998
-------------------------------------------------------------------------------
Sales                     $12,013   $13,091    $13,382     $ 8,447   $46,933
Gross profits               3,671     3,956      2,865         205    10,697
Gross margins                30.6%     30.2%      21.4%        2.4%     22.8%
Net income (loss)             130       204       (894)     (2,105)   (2,665)
Income (loss) per share   $  0.01   $  0.02    $ (0.08)    $ (0.18)  $ (0.23)
-------------------------------------------------------------------------------


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


13. SUBSEQUENT EVENTS

On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, and manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including related costs, was approximately $9.1 million, of which $3.5 million relates to the acquisition of product and technology rights

The Company will pay $6.0 million in cash and Gardiner stockholders will receive a $3.1 million 8% one year note payable, of which approximately $2.2 million can be converted into 525,000 shares of the Company's common stock at $4.25 per share on April 19, 2000. The $4.25 per share conversion price is approximately 150% of the average closing price for the twenty-day trading period prior to the acquisition. However, if the average closing price of the Company's common stock for the immediate twenty trading days prior to April 19, 2000 is less than $4.25 per share, Gardiner stockholders can elect to extend the note for at least an additional six months, but not more than one year, with the right to convert a portion of the debt into 525,000 shares of the Company's common stock at a lower per share conversion price equal to the average closing price for the twenty day trading period prior to April 19, 2000.

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

*Filed herewith