Form 10-Q
period 1999-05-29
CALIFORNIA AMPLIFIER INC
filed 1999-07-12
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended:     May 29, 1999

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

                             Yes x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of May 29, 1999:        11,798,297

                         PART I - FINANCIAL INFORMATION

ITEM 1:         Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)
                                            May 29, 1999    Feb. 27, 1999

                                     ASSETS

Current assets:
Cash and cash equivalents                         $6,280         $9,312
Accounts receivable, net                           8,376          5,002
Inventories                                        4,091          3,974
Deferred tax asset                                 1,505          1,597
Prepaid expenses and other current assets            544            446
-----------------------------------------------------------------------
      Total current assets                        20,796         20,331

Property and equipment, at cost, net of
  accumulated depreciation and amortization        5,649          4,498
Goodwill, net of amortization                      3,826            ---
Other assets                                         481            720
-----------------------------------------------------------------------
                                                  $30,752       $25,549
------------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                  $4,172         $2,644
Accrued liabilities                                2,006          1,613
Current portion of long-term obligations           3,661            597
-----------------------------------------------------------------------
      Total current liabilities                    9,839          4,854

Long-term obligations                                403            516
Minority interest share in net assets of
  Micro Pulse, Inc.                                  112            114

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,798 shares outstanding in May 1999 and
  11,785 shares outstanding in February 1999         118            118
Additional paid-in capital                        14,093         14,050
Accumulated other comprehensive income             (238)          (170)
Retained earnings                                  6,425          6,067
-----------------------------------------------------------------------
      Total stockholders' equity                  20,398         20,065
-----------------------------------------------------------------------
                                                  $30,752       $25,549
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

                                                   Three Months Ended
                                                 May 29,         May 30,
                                                   1999           1998
----------------------------------------------------------------------

Sales                                           $13,093        $  9,060
Cost of sales                                     9,180           6,267
-----------------------------------------------------------------------
Gross profit                                      3,913           2,793

Research and development                          1,199           1,216
Selling                                           1,120           1,246
General and administrative                        1,067           1,071
-----------------------------------------------------------------------
Income (loss) from operations                       527           (740)

Interest and other income (expense), net             31             (6)
Minority interest share in income (loss) of
  Micro Pulse                                         2            (12)
-----------------------------------------------------------------------

Income (loss) before tax                            560           (758)
(Provision for) benefit from income taxes         (202)             273
-----------------------------------------------------------------------

Net income (loss)                               $   358        $  (485)
------------------------------------------------------------------------

Net income (loss) per share   Basic             $  0.03        $ (0.04)
                              Diluted           $  0.03        $ (0.04)
------------------------------------------------------------------------

Shares used in per share
calculations                  Basic              11,791         11,780
                              Diluted            12,346         11,780
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                   Three Months Ended
                                                 May 29,         May 30,
                                                   1999           1998
------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                               $  358          $ (485)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                   639             787
   Minority interest share in net (income)
    loss of Micro Pulse                            (2)              12
   (Increase) decrease in:
    Accounts receivable                        (3,374)             582
    Inventories                                  (117)             490
    Deferred tax asset                              92             (27)
    Prepaid expenses and other assets              141             151
    Goodwill                                    (3,895)             ---
   Increase (decrease) in:
    Accounts payable                             1,528              18
    Accrued liabilities                            393            (290)
------------------------------------------------------------------------

Cash provided by (used in)
  operating activities:                         (4,237)          1,238
------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment          (1,791)            (272)
  Retirements of property and equipment              2                6
------------------------------------------------------------------------

Cash used in investing activities:             (1,789)            (266)
------------------------------------------------------------------------

Cash flows from financing activities:
  Debt repayments                                (149)            (292)
  Debt borrowings                                3,100              ---
  Issuances of common stock, net of retirements     43               17
------------------------------------------------------------------------

Cash provided by (used in) financing activities: 2,994             (275)
------------------------------------------------------------------------

Net increase (decrese) in cash and
  cash equivalents                             (3,032)              697
Cash and cash equivalents at the beginning
  of period                                     9,312             4,422
------------------------------------------------------------------------
Cash and cash equivalents at end of period      $6,280          $ 5,119
------------------------------------------------------------------------

                           CALIFORNIA AMPLIFIER, INC.



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 27, 1999. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.


2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                               May 29, 1999    May 30, 1998

           Raw materials                         $2,439          $3,038
           Work in process                           49              71
           Finished goods                         1,603           3,252
                                                 ------           -----
                                                 $4,091          $6,361
                                                 ======          ======


3. COMPREHENSIVE INCOME (LOSS) - Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 29, 1999 and May 30, 1998 (in thousands):

                                               Quarter Ended   Quarter Ended
                                                 May 29,         May 30,
                                                   1999            1998
                                                ----------------------------
           Net income (loss)                     $ 358           $(485)
           Foreign currency translation
             adjustment, net of tax                (68)            (24)
                                               ---------       --------

           Comprehensive income (loss)           $ 290           $(509)
                                               =========       ========

4.  SEGMENTS

In June 1997, the FASB introduced SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." In conjunction with the Company's reorganization into business units in January 1998, the Company has adopted SFAS No. 131 in fiscal year 1999, and will be applied on a limited basis to interim periods thereafter. The adoption of this standard had no effect on the Company's financial position or results of operations, but did change the presentation of segment information as presented below (in thousands):

                                  Three Months Ended May 29, 1999
                            -------------------------------------------------
                            Satellite  Wireless   Antenna   Corporate  Total
                            -------------------------------------------------
Sales                        $7,031     $4,969     $1,093    $ ---    $13,093
Gross Profit                  1,872      1,575        466      ---      3,913
Income (Loss)
  from Operations             1,113        348         (5)    (929)       527
-----------------------------------------------------------------------------


                                  Three Months Ended May 30, 1998
                            -------------------------------------------------
                            Satellite   Wireless   Antenna   Corporate  Total
                            -------------------------------------------------
Sales                        $2,202      $5,552     $1,306    $ ---    $9,060
Gross Profit                    704       1,549        540      ---     2,793
Income (Loss)
  from Operations                32         150        (22)    (900)    (740)
-----------------------------------------------------------------------------


5. PRO FORMA

On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, and manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including related costs, was approximately $9.1 million, of which $3.5 million relates to the acquisition of product and technology rights. The Company paid approximately $2.8 million in cash on closing and will pay approximately $3.2 million in cash on or about August 30, 1999 for additional inventory and equipment. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. A portion of the debt can be converted into 525,000 shares of the Company's common stock at the lower per share conversion price equal to $4.25 or the average closing sales price of the Company's common stock for the immediate twenty trading days prior to conversion.

The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods:

                                      3 Months               3 Months
                                    May 29, 1999           May 30, 1998
                              As Reported  Pro forma   As Reported  Pro forma
                              -----------------------------------------------
Sales                         $13,093      $15,093     $9,060       $13,248

Net Income (Loss)             $   358      $   518     $ (485)      $  (229)

Net Income (Loss) Per Share   $   .03      $   .04     $ (.04)      $  (.02)
                              -----------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 29, 1999 AND MAY 30, 1998

SALES

Sales increased by $4.0 million, or 44.5%, to $13.1 million for the three months ended May 29, 1999 from $9.1 million for the three months ended May 30, 1998. Sales of Satellite products increased $4.8 million, or 219%, to $7.0 million from $2.2 million. Sales of Wireless products decreased $583,000, or 10.5%, to approximately $5.0 million. Sales of Antenna products by Micro Pulse decreased $213,000, or 16.3%, to $1.1 million.

The increase in Satellite product sales resulted from increased sales of Ku DBS products as the Company has continued to emphasize its shift from C-band products, as well as sales of the U.S. DBS products, which were acquired from Gardiner Communications and included in shipments since April 19, 1999. The decrease in Wireless product sales resulted primarily from continued softness in the Worldwide Wireless Cable market, primarily in Latin America. The decrease in Antenna product sales resulted from continued competition in GPS related markets.


GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $1.1 million, or 40.1%, to $3.9 million from $2.8 million. Gross margins decreased to 29.9% from 30.8%. The decrease in gross profits resulted from the 44.5% increase in sales, offset slightly by lower gross margins. The .9% decline in gross margin resulted primarily from higher sales of Satellite products at lower gross margins, offset by improvements in gross margins due to cost reductions since the first quarter of the prior year.


OPERATING EXPENSES

Research and development expenses decreased by $17,000 from $1,216,000 to $1,199,000.

Selling expenses decreased by $126,000 from $1,246,000 to $1,120,000.

General and administrative expenses decreased by $4,000 from $1,071,000 to $1,067,000.

During the prior year, the Company focused on reducing operating costs more in line with the then current sales levels. Accordingly, the organizational infrastructure was downsized in the later part of fiscal year 1999 resulting in lower operating costs. Total operating costs in the first quarter of fiscal year 2000 increased approximately $400,000, compared to the aggregate operating costs in the fourth quarter of fiscal year 1999, which is primarily attributable to increased operating costs associated with the acquisition of Gardiner in April 1999.


INCOME (LOSS) FROM OPERATIONS

Income from operations, for the reasons noted above, increased by $1.3 million, to income of $527,000 from a loss of $740,000. See also Note 4. Segments, included in Notes to unaudited Consolidated Financial Statements included elsewhere herein.

MINORITY INTEREST SHARE IN INCOME (LOSS) OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income (loss) of Micro Pulse.


(PROVISION FOR) BENEFIT FROM INCOME TAXES

The provision for taxes for the first quarter of fiscal 2000 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.


NET INCOME (LOSS)

Net income, for reasons outlined above, increased by $843,000, to net income of $358,000 from a loss of $485,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million credit facility with Santa Monica Bank at the bank's prime rate (8.0% at July 1, 1999). As of May 29, 1999, there were no amounts were outstanding under this arrangement.

The Company believes that cash flow from operations, together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months.

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

COMMUNICATIONS SYSTEMS. Communications systems includes all data center equipment (fax machines, telephone systems, and related software systems) used to support external communications with customers, employees, and suppliers, business partners and all corporate equipment and software systems used to support internal business management communications. Each significant component of these communications systems has been upgraded.

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

ITEM 2.                                CHANGES IN SECURITIES
       None.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES
       None.

ITEM 4.                                SUBMISSION  OF  MATTERS TO A VOTE
OF SECURITY HOLDERS
       None.

ITEM 5.                                OTHER INFORMATION
       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       Current  report on Form 8-K dated  May 3, 1999  (date of event  April 19,
1999) reporting Item 2 "Acquisition or Disposition of Assets" and Item 7 " Financial Statements, Proforma Financial Information and Exhibits."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          California Amplifier, Inc.
                                             (Registrant)


July 9, 1999                               /s/ Michael R. Ferron
                                    ----------------------------
                                          Michael R. Ferron
                                          Vice President, Finance and
                                          Chief Accounting Officer