Form 10-Q
period 1999-08-28
CALIFORNIA AMPLIFIER INC
filed 1999-10-12
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 28, 1999

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

                             Yes x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of August 28, 1999:     11,952,297

Number of pages in this Form 10-Q:  14

                        PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                  Aug. 28,       Feb.27,
                                                   1999           1999
                                                (unaudited)
------------------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                         $7,186         $9,312
Accounts receivable, net                          10,810          5,002
Inventories                                        4,887          3,974
Deferred tax asset                                   988          1,597
Prepaid expenses and other current assets            552            446
-----------------------------------------------------------------------------
      Total current assets                        24,423         20,331

Property and equipment, at cost, net of
  accumulated depreciation and amortization        5,986          4,498
Goodwill, net of amortization                      3,748            ---
Other assets                                         859            720
-----------------------------------------------------------------------------
                                                 $35,016        $25,549
-----------------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                  $6,002         $2,644
Accrued liabilities                                3,347          1,613
Short-term debt and current
  portion of long-term debt                        3,641            597
-----------------------------------------------------------------------------
      Total current liabilities                   12,990          4,854

Long-term debt                                       275            516
Minority interest share in net assets of
  Micro Pulse, Inc.                                  147            114

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value; 30,000 shares authorized;
  11,952 shares outstanding in August 1999 and
  11,785 shares outstanding in February 1999         120            118
Additional paid-in capital                        14,403         14,050
Accumulated other comprehensive income             (245)          (170)
Retained earnings                                  7,326          6,067
-----------------------------------------------------------------------------

      Total stockholders' equity                  21,604         20,065
-----------------------------------------------------------------------------
                                                 $35,016        $25,549
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)


                                 Three Months Ended        Six Months Ended
                               -----------------------------------------------
                               Aug. 28,   Aug. 29,       Aug. 28,    Aug. 29,
                                 1999      1998             1999      1998
------------------------------------------------------------------------------
Sales                          $18,575     $8,322         $31,668    $17,382
Cost of sales                   13,331      6,383          22,511     12,650
------------------------------------------------------------------------------
Gross profit                     5,244      1,939           9,157      4,732

Research and development         1,331      1,271           2,530      2,487
Selling                          1,217      1,155           2,337      2,401
General and administrative       1,166        957           2,233      2,028
------------------------------------------------------------------------------
Income (loss) from operations    1,530     (1,444)          2,057     (2,184)

Interest and other, net            (70)       (11)            (39)       (17)
Minority interest's share in
 (income) loss, of Micro Pulse     (53)       147             (51)       135
------------------------------------------------------------------------------

Income (loss) before
  income taxes                   1,407     (1,308)          1,967     (2,066)
(Provision for) benefit
  from income taxes               (506)       471            (708)       744
------------------------------------------------------------------------------

Net income (loss)              $   901     $ (837)          1,259    $(1,322)
------------------------------------------------------------------------------

Net income (loss) per share
                     Basic     $   .08     $ (.07)       $    .11    $  (.11)
                     Diluted   $   .07     $ (.07)       $    .10    $  (.11)
------------------------------------------------------------------------------
Shares used in per share
  calculations       Basic      11,894     11,785          11,860     11,782
                     Diluted    13,450     11,785          12,765     11,782
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                      Six Months Ended
------------------------------------------------------------------------------
                                                   Aug. 28,      Aug. 29,
                                                     1999          1998
------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                 $1,259        $(1,322)
Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
   Depreciation and amortization                   1,387          1,612
   Minority interest                                  33           (135)
   Gain on sale of equipment                         ---             (4)
   (Increase) decrease in:
    Accounts receivable                           (5,808)           526
    Inventories                                     (113)         1,575
    Deferred Tax Asset                               609            223
    Prepaid expenses and other assets               (282)          (782)
   Increase (decrease) in:
    Accounts payable                               3,358            544
    Accrued liabilities                            1,096           (612)
------------------------------------------------------------------------------
Cash provided by operating activities:             1,539          1,625
------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment               (979)          (611)
  Net assets acquired from Gardiner               (2,747)           ---
  Retirements of property and equipment                3            885
------------------------------------------------------------------------------
Cash provided by (used in) investing activities:  (3,723)           274
------------------------------------------------------------------------------
Cash flows from financing activities:
  Debt repayments                                   (297)          (434)
  Issuances of common stock                          355             25
------------------------------------------------------------------------------
Cash provided by (used in) financing activities:      58           (409)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                (2,126)         1,490
Cash and cash equivalents at the
  beginning of period                              9,312          4,422
------------------------------------------------------------------------------
Cash and cash equivalents at end of period       $ 7,186       $  5,912
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

2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                    Aug. 28,    Feb. 27,
                                                     1999        1999
------------------------------------------------------------------------------
Raw materials                                        $3,451      $2,441
Work in process                                          50          40
Finished goods                                        1,386       1,493
------------------------------------------------------------------------------
                                                     $4,887      $3,974
------------------------------------------------------------------------------

3. COMPREHENSIVE INCOME (LOSS) - Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and six months ended August 28, 1999 and August 29, 1998 (000's):

                                                     Quarter Ended
                                                 Aug. 28,        Aug. 29,
                                                   1999            1998
                                                ---------       ---------

      Net income (loss)                           $ 901           $(837)
      Foreign currency translation adjustment        (7)             12
                                                ---------       ---------
      Comprehensive income (loss)                 $ 894           $(825)
                                                =========       =========


                                                    Six Months Ended
                                                 Aug. 28,        Aug. 29,
                                                   1999            1998
                                               ---------        ---------

      Net income (loss)                          $1,259         $(1,322)
      Foreign currency translation adjustment       (75)            (12)
                                               ---------       ----------
           Comprehensive income (loss)           $1,184         $(1,334)
                                               =========       ==========

4. SEGMENTS

In June 1997, the FASB introduced SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." In conjunction with the Company's reorganization into business units in January 1998, the Company adopted SFAS No. 131 in fiscal year 1999, and it will be applied as required to interim periods thereafter. The adoption of this standard had no effect on the Company's financial position or results of operations, but did change the presentation of segment information as presented below (in thousands):

                               Three Months Ended August 28, 1999

                             Satellite  Wireless   Antenna  Corporate  Total
------------------------------------------------------------------------------
Sales                          $13,000   $3,984     $1,591    $ ---    $18,575
Gross Profit                     4,124      582        538      ---      5,244
Income (Loss) from Operations    2,684     (214)       131    (1,071)    1,530
------------------------------------------------------------------------------


                               Three Months Ended August 29, 1998

                             Satellite  Wireless   Antenna  Corporate  Total
------------------------------------------------------------------------------
Sales                          $3,099    $4,210     $1,013    $ ---    $8,322
Gross Profit                      830       891        218      ---     1,939
Income (Loss) from Operations     (32)     (306)     (211)     (895)   (1,444)
------------------------------------------------------------------------------




                                Six Months Ended August 28, 1999

                             Satellite  Wireless   Antenna  Corporate  Total
------------------------------------------------------------------------------
Sales                          $20,031   $8,953     $2,684    $ ---   $31,668
Gross Profit                     5,996    2,157      1,004      ---     9,157
Income (Loss) from Operations    3,797      134        126    (2,000)   2,057
------------------------------------------------------------------------------


                                Six Months Ended August 29, 1998

                             Satellite  Wireless   Antenna  Corporate  Total
------------------------------------------------------------------------------
Sales                          $5,301    $9,762     $2,319    $ ---   $17,382
Gross Profit                    1,534     2,440        758      ---     4,732
Income (Loss) from Operations     ---      (156)      (233)   (1,795)  (2,184)
------------------------------------------------------------------------------

5. PRO FORMA

On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, and manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including assumption of certain liabilities and related costs of the acquisition, was approximately $9.3 million, of which $3.5 million relates to the acquisition of product and technology rights. The Company paid approximately $2.8 million in cash on closing, and an additional $3.4 million in cash for additional inventory and equipment in September and October 1999, the Company's third fiscal quarter. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. A portion of the debt can be converted into 525,000 shares of the Company's common stock at the lower per share conversion price equal to $4.25 or the average closing sales price of the Company's common stock for the immediate twenty trading days prior to conversion. As part of the purchase, the Company recorded Goodwill of $3.8 million which is being amortized over 15 years.

The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods:

                                          6 Months              6 Months
                                       August 28, 1999       August 29, 1998
                                   As Reported Pro forma  As Reported Pro forma
                                   ---------------------  ---------------------

Sales                              $31,668     $33,668    $17,382     $25,861

Net Income (Loss)                  $ 1,259     $ 1,419    $(1,322)    $  (581)

Net Income (Loss) Per Share        $   .10     $   .11    $  (.11)    $  (.05)
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998

SALES

Total sales increased by $10.3 million from $8.3 million for the three months ended August 29, 1998 to $18.6 million for the three months ended August 28, 1999. Sales of Satellite Products increased $9.9 million from $3.1 million to $13.0 million. Sales of Wireless Products decreased $200,000 from $4.2 million to $ 4.0 million. Sales of Antenna Products by Micro Pulse increased $578,000 from $1.0 million to $1.6 million.

The increase in sales of Satellite Products resulted primarily from the Company's entry into the U.S. DBS satellite market as a result of its acquisition of certain satellite television products from Gardiner Communicatins in April 1999.

The decrease in the sale of Wireless Products resulted from continued softness in both domestic and international Wireless Cable markets. Domestically, wireless cable operators are not currently purchasing significant amounts of one-way video equipment as they finalize a deployment strategy for two-way wireless voice and Internet applications. Internationally, there continues to be a lack of capital available for system expansion, thereby significantly reducing the demand for subscriber equipment.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from sales of antenna products into new wireless markets as the Company focuses on antenna applications outside the GPS market.

GROSS PROFIT AND GROSS MARGIN

Gross profit increased by $3.3 million from $1.9 million for the three months ended August 29, 1998 to $5.2 million for the three months ended August 28, 1999, while gross margins increased from 23.3% to 28.2%. The increase in gross profit resulted from higher sales volumes as well as higher gross margins. The higher gross margins resulted primarily from higher unit volume thereby absorbing additional fixed overhead, reduced overhead costs and improved efficiencies at the Company's Camarillo U.S.A. facility, offset by sales of lower margin satellite products acquired from Gardiner in April 1999.

OPERATING EXPENSES

Research and development expenses increased by $60,000 from $1.27 million to $1.33 million.

Selling expenses increased by $62,000, from $1.15 million to $1.21 million.

Although the research and selling expenses between periods are relatively the same in terms of absolute dollars, there were significant decreases in discretionary spending in the current year quarter as compared to the prior year, offset by increases in salaries, and added personnel, primarily related to the Gardiner acquisition in April 1999.

General and administrative expenses increased by $209,000 from $957,000 to $1.2 million. The increase relates primarily to incentive bonus accruals for anticipated bonuses to be paid if the Company's fiscal year 2000 operating results exceed profit objectives established at the beginning of the year.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons noted above, increased by $3.0 million, from operating loss of $1.4 million for the three months ended August 29, 1998, to operating income of $1.5 million for the three months ended August 28, 1999.

MINORITY INTEREST SHARE IN (INCOME) LOSS OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in (income) loss of Micro Pulse eliminates the 49.5% of the (income) loss of Micro Pulse relating to the minority stockholders share of the (income) loss of Micro Pulse.

(PROVISION FOR) BENEFIT FROM INCOME TAXES

The (provision for) benefit from income taxes for the three months ended August 28, 1999 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, increased by $1.7million, from a net loss of $837,000, to net income of $901,000 for the three months ended August 28, 1999.

SIX MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998

SALES

Total sales increased by $14.2 million from $17.4 million for the six months ended August 29, 1998 to $31.7 million for the six months ended August 28, 1999. Sales of Satellite Products increased $14.7 million from $5.3 million to $20.0 million. Sales of Wireless Products decreased $809,000 from $9.8 million to $9 million. Sales of Antenna Products increased $365,000 from $2.3 million to $2.7 million.

The increase in sales of Satellite Products resulted primarily from the Company's entry into the U.S. DBS satellite market as a result of its acquisition of certain satellite television products from Gardiner Communicatins in April 1999.

The decrease in the sale of Wireless Products resulted from continued softness in both domestic and international Wireless Cable markets. Domestically, wireless cable operators are currently not purchasing significant amounts of one-way video equipment as they finalize a deployment strategy for two-way wireless voice and Internet applications. Internationally, there continues to be a lack of capital available for system expansion, thereby significantly reducing the demand for subscriber equipment.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from sales of Antenna Products into new wireless markets as the Company focuses on antenna applications outside the GPS market.

GROSS PROFIT AND GROSS MARGIN

Gross profit increased by $4.4 million from $4.7 million for the six months ended August 29, 1998 to $9.2 million for the six months ended August 28, 1999, while gross margins increased from 27.2% to 28.9%. The increase in gross profit resulted from increased sales volumes as well as improved gross margins. The improvement in gross margin results primarily from reduced costs and improved efficiencies at the Company's Camarillo U.S.A. facility, offset by sales of lower margin satellite products acquired from Gardiner in April 1999.

OPERATING EXPENSES

Research and development expenses increased $43,000 from $2.48 million to $2.53 million.

Selling expenses decreased $64,000 from $2.4 million to $2.3 million.

Although research and selling expenses between periods are relatively the same in terms of absolute dollars, there were significant decreases in discretionary spending in the current six month period as compared to the prior year, offset by increases in salaries, and added personnel primarily related to the Gardiner acquisition in April 1999.

General and Administrative expense increased $205,000 from $2.0 million to $2.2 million. The increase relates primarily to incentive bonus accruals for anticipated bonuses to be paid if the Company's fiscal year 2000 operating results exceed profit objectives established at the beginning of the year.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons outlined above, increased $4.3 million, from an operating loss of $2.2 million to operating income of $2.1 million.

MINORITY INTEREST SHARE IN (INCOME) LOSS OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in (income) loss of Micro Pulse eliminates the 49.5% of the (income) loss of Micro Pulse relating to the minority stockholders share of the (income) loss of Micro Pulse.

(PROVISION FOR) BENEFIT FROM INCOME TAXES

The (provision for) benefit from for income taxes for the second quarter of fiscal 2000 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, increased by $2.6 million from an operating loss of $1,322,000 to operating income of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with Santa Monica Bank at the bank's prime rate (8.5% at August 28, 1999). As of August 28, 1999, no amounts were outstanding under the credit facility. The $6.0 million credit facility with Santa Monica Bank expires in June 2001.

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

The Company has assessed how it may be impacted. The Company has formulated and begun implementation of a plan to address all known aspects of the issue. The Company has already completed a substantial portion of this plan and is on schedule to fully complete the plan by November 1999.

SOFTWARE INFORMATION SYSTEMS. The Company's software information systems consist primarily of a financial and manufacturing system (Computer Associates KBM), and other smaller scale software applications, and other programs developed internally.

In January 1999, the Computer Associates KBM financial and manufacturing software upgrade was completed and is now year 2000 compliant. In addition, software on networks and desktop computers have been tested for year 2000 compliance. The Company does not expect any major issues related to upgrading or eliminating these software applications to ensure Y2K compliance, at a cost of less than $25,000.

COMPUTER HARDWARE AND OPERATING SYSTEMS. Computer hardware and operating systems includes all data center equipment (IBM AS400 system) and networks (Novell and Microsoft NT). In January 1999, the Company purchased a new IBM AS400 in conjunction with the Computer Associates software upgrades and is now year 2000 compliant. The current NT networks are year 2000 compliant, but the Novell Network is not. This network will be upgraded or converted to NT by November 1999 at a cost of less than $5,000.

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

CONTINGENCY PLANNING. The Company is currently outlining a contingency plan to address the risk of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address year 2000 readiness. It will list specific action plans for failure in any of the identified areas of the year 2000 compliance plan. The Company believes its current state of readiness is on schedule with a conservative plan to be fully year 2000 compliant by November of 1999 and that business risks have been minimized. However, there can be no guarantee that year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.


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

                           PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 CBM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. On September 21, 1998, the Federal legal action was dismissed in the United States District Court. The dismissal was upheld by the U.S. Court of Appeals for the Ninth Circuit on October 8, 1999. The State legal action remains in the Superior Court for the State of California. The current trial date is December 13, 1999, but the Company expects that a trial will be held in early 2000. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims in State court.

ITEM 2.CHANGES IN SECURITIES
       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
       None

ITEM 4.SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of California Amplifier, Inc. was held July 16, 1999.

At the annual meeting of stockholders proposals were considered for the election of Ira Coron, Fred Sturm, Arthur H. Hausman, William E. McKenna and Thomas L. Ringer as directors to serve until the 1999 annual meeting of stockholders. All of the five director-nominees were elected. The voting results are summarized below:

      Proposal

      1)Election of Directors:
                                          For         Withheld  Against
                                       --------------------------------
        Ira Coron                      10,785,642      282,622      0
        Fred Sturm                     10,856,136      212,128      0
        Arthur Hausman                 10,821,493      246,771      0
        William McKenna                10,808,337      259,927      0
        Thomas Ringer                  10,800,356      267,908      0

2)    Approval and ratification of the 1999 Stock Option Plan:

                                          For         Withheld  Against
                                        -------------------------------
                                        9,426,955     1,696,356  35,567

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Current report on Form 8-K/A dated July 1, 1999 (date of event April 19, 1999) reporting Item 7 "Financial Statements, Proforma Financial Information and Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          California Amplifier, Inc.
                                             (Registrant)


October 11, 1999                         /s/  Michael R. Ferron
                                          Michael R. Ferron
                                          Vice President, Finance and
                                          Chief Accounting Officer