Form 10-Q
period 1999-11-27
CALIFORNIA AMPLIFIER INC
filed 2000-01-11
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     November 27, 1999

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

                             YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of November 27, 1999:   12,153,447

Number of pages in this Form 10-Q:  14

                         PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

                                                  NOV. 27,       FEB. 27,
                                                   1999           1999
                                                (UNAUDITED)     (AUDITED)
------------------------------------------------------------------------
                                     ASSETS

Current assets:

Cash and cash equivalents                        $ 4,221        $ 9,312
Accounts receivable, net                          12,708          5,002
Inventories                                        9,797          3,974
Deferred tax asset                                   971          1,597
Prepaid expenses and other current assets            504            446
------------------------------------------------------------------------
      Total current assets                        28,201         20,331

Property and equipment, at cost, net of
  accumulated depreciation and amortization        8,579          4,498
Goodwill, net of accumulated amortization          3,903            ---
Other assets                                         735            720
------------------------------------------------------------------------
                                                 $41,418        $25,549

------------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $ 8,987        $ 2,644
Accrued liabilities                                2,174          1,613
Short-term debt and current portion
of long-term debt                                  3,603            597
------------------------------------------------------------------------
      Total current liabilities                   14,764          4,854

Long-term debt                                     1,664            516
Minority interest share in net assets of
  Micro Pulse, Inc.                                  220            114

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                              ---            ---
Common stock, $.01 par value;
  30,000 shares authorized;
  12,153 shares outstanding in
  November 1999 and 11,785 shares
  outstanding in February 1999                       122            118
Additional paid-in capital                        16,009         14,050
Accumulated other comprehensive income             (272)          (170)
Retained earnings                                  8,911          6,067
------------------------------------------------------------------------

      TOTAL STOCKHOLDERS' EQUITY                  24,770         20,065
------------------------------------------------------------------------

------------------------------------------------------------------------
                                                 $41,418        $25,549
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                              NOV. 27,   NOV. 28,   NOV. 27,  NOV. 28,
                               1999       1998       1999      1998
------------------------------------------------------------------------
Sales                         $26,251   $ 9,681    $57,919   $27,063
Cost of sales                  19,531     6,905     42,042    19,555
------------------------------------------------------------------------
Gross profit                    6,720     2,776     15,877     7,508

Research and development        1,385     1,147      3,915     3,634
Selling                         1,377     1,059      3,714     3,460
General and administrative      1,354       989      3,587     3,017
------------------------------------------------------------------------

Income (loss) from operations   2,604      (419)     4,661    (2,603)

Interest and other income
  (expense), net                  (60)         4       (99)      (13)
Minority interest share in
  (income) loss,
  of Micro Pulse                  (67)      120       (118)      255
------------------------------------------------------------------------

Income (loss) before
  income taxes                  2,477      (295)     4,444    (2,361)
(Provision for) benefit
  from income taxes              (892)       90     (1,600)      834
------------------------------------------------------------------------

Net income (loss)              $1,585    $ (205)    $2,844   $(1,527)
------------------------------------------------------------------------

Net income (loss)
  per share      Basic         $ 0.13    $(0.02)    $  0.24  $ (0.13)
                 Diluted       $ 0.12    $(0.02)    $  0.22  $ (0.13)
------------------------------------------------------------------------
Shares used
  in per share
  calculations   Basic         12,087     11,778     11,939   11,774
                 Diluted       13,638     11,778     13,147   11,774
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                   NINE MONTHS ENDED
                                                 NOV. 27,     NOV. 28,
                                                  1999         1998
------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                               $2,844         $(1,527)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation and amortization                 2,074           2,365
   Minority interest                               106            (179)
   Loss on disposal of property and equipment      ---             902
   (Increase) decrease in
    Accounts receivable                         (7,706)            956
    Inventories                                 (3,092)          1,997
    Deferred tax asset                             627             244
    Prepaid expenses and other assets               20            (149)
   Increase (decrease) in:
    Accounts payable                             6,343             682
    Accrued liabilities                           (878)           (558)
------------------------------------------------------------------------
Cash provided by operating activities:             338           4,733
------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment           (3,318)           (931)
  Net assets acquired from Gardiner             (5,937)            ---
  Retirements of property and equipment              9             ---
------------------------------------------------------------------------
Cash provided by (used in) investing
  activities:                                   (9,246)           (931)
------------------------------------------------------------------------

Cash flows from financing activities:
  Addition (repayment) of term debt              1,054            (588)
  Issuances of common stock                      2,763              26
------------------------------------------------------------------------
Cash provided by (used in)
  financing activities:                          3,817            (562)
------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                              (5,091)          3,240
Cash and cash equivalents at beginning
  of period                                      9,312           4,422
------------------------------------------------------------------------
Cash and cash equivalents at end of period      $4,221          $7,662
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

2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                    NOV. 27,    FEB. 27,
                                                     1999        1999
------------------------------------------------------------------------
Raw materials                                        $8,254      $2,441
Work in process                                         427          40
Finished goods                                        1,116       1,493
------------------------------------------------------------------------
                                                     $9,797      $3,974
------------------------------------------------------------------------

3. COMPREHENSIVE INCOME (LOSS) - Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and nine months ended November 27, 1999 and November 28, 1998 (000's):

                                                    THREE MONTHS ENDED
                                                  ----------------------
                                                   NOV. 27,     NOV. 28,
                                                     1999        1998
                                                  ---------     --------

        Net income (loss)                         $1,585        $  (205)
        Foreign currency translation adjustment      (27)            61
                                                  ---------     --------

        Comprehensive income (loss)               $1,558        $  (144)
                                                  =========     ========


                                                    NINE MONTHS ENDED
                                                  ----------------------
                                                   NOV. 27,     NOV.28,
                                                     1999        1998
                                                  ---------     --------

        Net income (loss)                         $2,844        $(1,527)
        Foreign currenty translation adjustment     (102)            49
                                                  ---------     --------

        Comprehensive income (loss)               $2,742        $(1,478)
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

                              THREE MONTHS ENDED NOVEMBER 27, 1999
                              ------------------------------------
                       SATELLITE    WIRELESS   ANTENNA    CORPORATE    TOTAL
-----------------------------------------------------------------------------
Sales                   $18,973     $5,302     $1,976     $  ---      $26,251
Gross Profit              4,823      1,209        690        ---        6,720
Income (Loss)
  from Operations         3,655         (6)       168      (1,213)      2,604
-----------------------------------------------------------------------------


                              THREE MONTHS ENDED NOVEMBER 28, 1998
                              ------------------------------------
                        SATELLITE    WIRELESS   ANTENNA    CORPORATE    TOTAL
-----------------------------------------------------------------------------
Sales                   $ 3,479     $5,318     $  884     $  ---      $ 9,681
Gross Profit              1,224      1,327        225        ---        2,776
Income (Loss)
  from Operations           533        140       (226)       (866)       (419)
-----------------------------------------------------------------------------




                               NINE MONTHS ENDED NOVEMBER 27, 1999
                               -----------------------------------
                       SATELLITE    WIRELESS   ANTENNA    CORPORATE    TOTAL
-----------------------------------------------------------------------------
Sales                   $39,004     $14,255    $ 4,660    $  ---      $57,919
Gross Profit             10,819       3,365      1,694       ---       15,878
Income (Loss)
  from Operations         7,452         128        294     (3,213)      4,661
-----------------------------------------------------------------------------


                               NINE MONTHS ENDED NOVEMBER 28, 1998
                               -----------------------------------
                       SATELLITE    WIRELESS   ANTENNA    CORPORATE    TOTAL
-----------------------------------------------------------------------------
Sales                   $ 8,780     $15,080    $ 3,203    $  ---      $27,063
Gross Profit              2,758       3,767        983       ---        7,508
Income (Loss)
  from Operations           533         (16)      (459)    (2,661)     (2,603)
-----------------------------------------------------------------------------

5. PRO FORMA

On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, and manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including assumption of certain liabilities and related costs of the acquisition, was approximately $9.3 million, of which $3.5 million relates to the acquisition of product and technology rights. The Company paid approximately $2.8 million in cash on closing, and an additional $3.4 million in cash for additional inventory and equipment in September and October 1999, the Company's third fiscal quarter. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. A portion of the debt can be converted into 525,000 shares of the Company's common stock at the lower per share conversion price equal to $4.25 or the average closing sales price of the Company's common stock for the immediate twenty trading days prior to conversion. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in 000's except per share data):

                                  9 MONTHS             9 MONTHS
                             NOVEMBER 27, 1999      NOVEMBER 28, 1998
------------------------------------------------------------------------
                          As Reported Pro Forma  As Reported  Pro Forma
                          ----------- ---------  -----------  ---------
Sales                       $57,919    $59,919    $27,063      $40,142

Net Income (Loss)           $ 2,844    $ 3,004    $(1,527)     $  (261)

Net Income (Loss)
  Per Share     Basic       $   .24    $   .25    $  (.13)     $  (.02)
                Diluted     $   .22    $   .23    $  (.13)     $  (.02)
------------------------------------------------------------------------

Shares used
  in per share
  calculation   Basic        11,939     11,939      11,774      11,774
                Diluted      13,147     13,235      11,774      11,774
------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 27,1999 AND NOVEMBER 28, 1998

SALES

Sales increased by $16.6 million, from $9.7 million for the three months ended November 28, 1998, to $26.3 million for the three months ended November 27, 1999. Sales of Satellite products increased $15.5 million from $3.5 million to $19 million. Sales of Wireless Cable products decreased by $20,000 from $5.32 million to $5.30 million. Sales of Antenna products by Micro Pulse increased $1.1 million from $884,000 to $2.0 million.

The increase in sales of Satellite Products resulted primarily from the Company's entry into the U.S. DBS satellite television market as a result of its acquisition of certain satellite television products from Gardiner Communications in April 1999.

Sales of Wireless Products were relatively flat on a quarter-to-quarter comparison. The international wireless cable analog video market continued to decline as capital for subscriber expansion remains difficult to obtain for many operators. Domestically and in Canada the Company continues to supply the major Wireless Cable digital video systems, which offset some of the international sales declines. In addition, the Company began to ship two-way transceivers to certain customers in the U.S. who are initiating two-way Internet services to businesses and consumers. The Company does not anticipate significant improvement in Wireless product sales, however, until Sprint and MCI/WorldCom finalize their fixed wireless access strategy.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from sales of Antenna Products into new wireless markets as the Company focuses on antenna applications outside the GPS market.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased from $2.8 million to $6.7 million. Gross margins decreased from 28.7% to 25.6%. The increase in gross profit resulted from the $16.6 million increase in sales. The decrease in gross margins from period-to-period resulted primarily from a significant shift in sales mix toward satellite products as a result of the Gardiner acquisition.

In addition, there was a sequential decrease in gross margins from 28.2% in the second quarter of fiscal year 2000 as compared to 25.6% for the third quarter of fiscal year 2000. This decrease was again a result of sales mix toward satellite products, but was also attributable to additional manufacturing and expediting costs, including overtime, and air freight to meet increased satellite product demand, and initial start-up costs to increase capacity in the Company's Camarillo facility. The Company expects these costs to continue in the fourth quarter until the Company can better balance production between facilities, and its suppliers can meet material schedule requirements. The Company is currently on product allocation from certain of its suppliers, which is impacting the Company's ability to optimize production and meet certain shipment deadlines.

OPERATING EXPENSES

Research and development expenses increased from $1.1 million to $1.4 million. The increase resulted primarily from increased development costs, primarily headcount and related costs, to meet increased new product design.

Selling expenses increased from $1.0 million to $1.4 million. The increase in selling expense relates primarily to direct selling expenses such as headcount and commissions, associated with the significant increase in sales.

General and administrative expenses increased from $1.0 million to $1.4 million. The increase relates primarily to increased legal expenses relating to the class action lawsuit, incentive bonus accruals because of the Company's return to profitability, and the amortization of goodwill relating to the Gardiner acquisition.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons noted above, increased by $3.0 million from a loss of $419,000 to income of $2.6 million.

MINORITY INTEREST SHARE IN (INCOME) LOSS OF MICRO PULSE

The minority interest share in (income) loss of Micro Pulse represents the 49.5% ownership interest's share of the consolidated (income) loss before tax of Micro Pulse. Because the Company owns a 50.5% controlling interest, 100% of Micro Pulse's sales and expenses are consolidated in the Company's consolidated statements of operations and the minority interest share of the (income) loss is reflected as a single line item in the statements of operations.

(PROVISION FOR) BENEFIT FROM INCOME TAXES

The (provision for) benefit from income taxes the three months ended November 27, 1999 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits

NET INCOME (LOSS)

Net income (loss), for reasons outlined above, increased by $1.8 million from a net loss of $205,000, to net income of $1.6 million.

NINE MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998

SALES

Sales increased by $30.8 million, from $27.1 million for the nine months ended November 28, 1998, to $57.9 million for the nine months ended November 27, 1999. Sales of Satellite products increased $30.2 million from $8.8 million to $39 million. Sales of Wireless Cable products decreased $825,000 from $15.1 million to $14.3 million. Sales of Antenna products by Micro Pulse increased $1.5 million from $3.2 million to $4.7 million.

The increase in sales of Satellite Products resulted primarily from the Company's entry into the U.S. DBS satellite television market as a result of its acquisition of certain satellite television products from Gardiner Communications in April 1999.

The decrease in the sale of Wireless Products resulted from continued softness in both domestic and international Wireless Cable video markets. Domestically, wireless cable operators are currently not purchasing significant amounts of one-way video equipment as they finalize a deployment strategy for two-way wireless voice and Internet applications. Internationally, there continues to be a lack of capital available for system expansion, thereby significantly reducing the demand for subscriber equipment. The Company has offset some decline in sales of Wireless Cable video equipment with shipments of two-way Internet access products. The Company, however, does not anticipate Wireless access products to increase until Sprint and MCI/WorldCom finalize their fixed wireless access strategy.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from sales of Antenna Products into new wireless markets as the Company focuses on antenna applications outside the GPS market.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $8.4 million from $7.5 million to $15.9 million, and gross margins decreased from 27.7% to 27.4%. The increase in gross profit resulted from the $30.8 million increase in sales. When comparing periods, the lack of improvement in gross margins with such a significant increase in sales was primarily a result of a shift in sales mix toward satellite products, under utilization of the Company's Camarillo facility, and excess costs incurred in the Company's Texas facility (Gardiner), including expediting costs incurred in the third quarter associated with the significant increase in satellite products production.

OPERATING EXPENSES

Research and development expenses increased $281,000 from $3.6 million to $3.9 million. The increase resulted primarily from headcount additions and related costs.

Selling expenses increased $254,000 from $3.5 million to $3.7 million. The increase is primarily a result of increased selling related expenses associated with the increase in sales offset by reductions in certain discretionary marketing expenses.

General and Administrative expenses increased $570,000 from $3.0 million to $3.6 million. The increase relates primarily to increased legal expenses relating to the class action lawsuit, incentive bonus accruals because of the Company's return to profitability, and the amortization of goodwill relating to the Gardiner acquisition.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, for the reasons outlined above, increased $7.3 million, from a loss of $2.6 million to income of $4.7 million.

MINORITY INTEREST SHARE IN (INCOME) LOSS OF MICRO PULSE

The minority interest share in (income) loss of Micro Pulse represents the 49.5% ownership interest's share of the consolidated (income) loss before tax of Micro Pulse. Because the Company owns a 50.5% controlling interest, 100% of Micro Pulse's sales and expenses are consolidated in the Company's consolidated statements of operations and the minority interest share of the (income) loss is reflected as a single line item in the statements of operations.

(PROVISION FOR) BENEFIT FROM INCOME TAXES

The (provision for) benefit from income taxes for the nine months of fiscal year 2000 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME (LOSS)

For the reasons outlined above, net income (loss) increased from a net loss of $1.5 million to net income of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $6.0 million working capital facility with Santa Monica Bank at the bank's prime rate (8.5% at November 27, 1999). As of November 27, 1999, $1.5 million was outstanding under the credit facility. The credit facility expires in June 2001.

The Company believes that cash flow from operations, together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 COMPLIANCE

The Company's satellite, wireless cable, voice and data, and antenna microwave reception and transceiver products do not contain time or date code applications and are therefore, not impacted by the Year 2000 century change. The Company's wireless cable scrambling and conditional access system, MultiCipher, does have date and time characteristics in microprocessor embedded software and in its software interface applications. Upgrades to address certain date input issues in the year 2000 are now available to customers on a fee basis. All current shipments of MultiCipher system head-ends are year 2000 compliant.

The Company's internal operations were not significantly impacted by the Year 2000 century change. As of January 10, 2000 the Company had not been informed by any customers or suppliers that the Year 2000 century change significantly impacted their operations.

SAFE HARBOR STATEMENT

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive market growth, timing and market acceptance of new product introductions, integrations of acquisitions, competition, pricing and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States DISTRICT COURT, CENTRAL DISTRICT OF CALIFORNIA, ENTITLED YOURISH V. CALIFORNIA AMPLIFIER, INC., ET AL., Case No. 97-4293 CBM (Mcx), and the other in the Superior Court for the State of California, County of VENTURA, ENTITLED YOURISH V. CALIFORNIA AMPLIFIER, INC. ET AL., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of CALIFORNIA, COUNTY OF VENTURA, ENTITLED BURNS, ET AL., V. CALIFORNIA AMPLIFIER, INC., ET AL., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. On September 21, 1998, the Federal legal action was dismissed in the United States District Court. The dismissal was upheld by the U.S. Court of Appeals for the Ninth Circuit on October 8, 1999. The State legal action remains in the Superior Court for the State of California. The current trial date is March 21, 2000. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims in State court.

ITEM 2.   CHANGES IN SECURITIES
       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
       None.

ITEM 4.   SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.   OTHER INFORMATION
       None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended November 27, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALIFORNIA AMPLIFIER, INC.
                                             (Registrant)

JANUARY 11, 2000                            /S/MICHAEL R. FERRON
                                          Michael R. Ferron
                                          Vice President, Finance and
                                          Chief Accounting Officer