Form 10-K405
period 2000-02-26
CALIFORNIA AMPLIFIER INC
filed 2000-05-26
CIK 730255

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                          OF THE SECURITIES ACT OF 1934

For the fiscal year ended February 26, 2000     Commission File Number   0-12182

                            CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

Delaware                                                              95-3647070
 (State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

460 Calle San Pablo, Camarillo, California                                 93012
 (Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code: (805)987-9000 Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                        Name of each exchange
-------------------                                        ---------------------
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

                                         Yes   |X|  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

    The  aggregate  market value of the voting stock of the  Registrant  held by
non-affiliates   of  the  Registrant  as  of  May  15,  2000  was  approximately
$338,000,000.

    There were 13,234,322 shares of the Registrant's Common Stock outstanding as of May 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 2000 are incorporated by reference into Part III, Items 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

    California Amplifier, Inc. (the "Company") was incorporated in 1981. Since its inception, the Company has been engaged in the design, manufacture and marketing of microwave components used in both defense and commercial markets, primarily relating to the amplification and conversion of microwave signals used in various reception applications. In 1990, the Company discontinued its involvement in its defense business and focused its business strategy on two major product lines: Satellite Television and Wireless Cable products. In January 1998, the Company reorganized into the following business units:
Satellite Products, Wireless Cable Products, and Voice and Data Products. In September 1999, the Company combined its Wireless Cable and Voice and Data Products into a separate business unit, Wireless Access Products, to more keenly focus its resources on the emerging two-way fixed wireless broadband market.

    In addition, the Company has a 50.5% ownership interest in Micro Pulse, Inc., a company who designs, manufactures and markets antennas for various wireless applications, primarily for Global Positioning Satellite (GPS) applications.

    SATELLITE PRODUCTS

    Satellite dishes are used for the reception of video, audio and data transmitted from orbiting satellites. The Company's products, which are components of the dish assembly, are used in both commercial satellite dish applications and home satellite dishes. The Company's Satellite product sales to date have been primarily generated from sales of integrated downconverters, amplifiers and feedhorns used in home satellite dish and cable headend dish applications.

    The satellite dish is a parabolic reflector antenna. Microwave signals transmitted primarily in Ku-band or C-band for video and data transmission, are transmitted from orbiting satellites toward the earth's surface. The dish reflects the microwaves back to a focal point where a feedhorn collects the microwaves transferring the signals into an amplifier/downconverter. The microwave amplifier amplifies the microwave signal millions of times for further processing. The downconverter changes the frequency into an intermediate frequency so that the receiver and television can process the signal and create a picture.

    Since its inception the Company has been a leading supplier of C-band downconverters and amplifiers for the "large backyard dish" to markets worldwide, but primarily to markets in the United States, Brazil and the Middle East. With the Company's 1998 reorganization into separate business units, the Satellite Products business unit focused its resources on Ku-DBS applications, as well as a broad line of C-band and Ku-band commercial applications. In April 1999, the Company purchased substantially all of the satellite television products from Gardiner Communications Corp. This acquisition allowed the Company immediate entry into the U.S. Ku-band Direct Broadcast Satellite mainstream consumer market, and provides the Company with competitive products for Europe, and China, both of which position the Company to be a more significant supplier to key markets around the world.

    In fiscal year 2000, approximately 80% of the Company's satellite product sales were Ku-DBS products, while approximately 20% were C-band consumer and commercial products. The Company believes Ku-DBS products will continue to comprise a significant percentage of satellite product sales as the Company focuses on the DBS market opportunities in the United States, Europe and Latin America.

    WIRELESS ACCESS PRODUCTS

    WIRELESS CABLE VIDEO

    Wireless Cable television operates in many ways similar to coaxial cable multichannel television transmission. The key difference is that Wireless Cable does not have cable connecting the headend/transmission site to each home, but instead uses a microwave frequency band (MMDS) to transmit programming within a local service area. The signal can generally be received by subscribers within a 25-40 mile omni-directional radius of the transmission tower depending on the transmitter power; however, the subscriber must have a direct line-of-sight or "view" between the tower and the receive antenna. Typically, 65%-80% of the homes within the service area will be able to receive the wireless signal, with the remainder shadowed from the transmitter. The percentage of line-of-sight homes is affected by the tower elevation, local topography and the subscriber antenna height.

    In 1995, the Wireless Cable industry in the United States generated a great deal of interest with Tele-TV, a consortium comprised of Bell Atlantic, NYNEX and Pacific Telesis, which announced its intention to deliver video to customers using Wireless Cable digital compression technology. Initial projections for a digital subscriber rollout by Tele-TV were 2.0 million subscribers within three years of introduction. In late 1996, the Tele-TV consortium announced that certain members had changed their strategic emphasis and were not going forward with their Wireless Cable plans. In 1996, BellSouth announced its plan to use digital Wireless Cable technology to deliver video services in the southeastern region of the United States. To date, BellSouth has launched video programming in Atlanta, New Orleans, Orlando, Daytona Beach, and Jacksonville.

    The Tele-TV participation in Wireless Cable television was viewed by many industry experts as the beginning of well financed companies entering the Wireless Cable market through acquisition or alliances with existing domestic, multiple system operators. The decision by the Tele-TV partners to re-assess their video delivery strategy, combined with other factors, resulted in a significant slowdown in the domestic Wireless Cable market. Independent operators were confronted with limited financing alternatives, negative cash flow from operations with their current subscriber levels, and the decision of whether to expand subscriber counts using analog equipment prior to the availability of digital equipment. Additionally, the quality and breadth of programming offered by satellite programmers put analog wireless cable operators at a distinct disadvantage. These factors, coupled with the U.S. household market opportunities becoming more focused on Internet services, has resulted in the MMDS industry largely abandoning one-way video services for two-way fixed Internet and telephony applications (see Wireless Access Products).

    Internationally, the Wireless Cable industry has experienced significant growth in response to increasing worldwide demand for multichannel television and the increased availability of a variety of programming such as HBO, CNN, MTV, ESPN and Disney. The Company believes that Wireless Cable technology, in many instances, is better suited than traditional cable to provide multichannel television to the consumer, especially in less developed countries and in areas that are not densely populated. The lack of a need for a cable network allows Wireless Cable operators to commence broadcasting more quickly, with less of an initial investment than for traditional cable, and to quickly expand throughout a service area. To date, Wireless Cable systems have been launched throughout the world, including major systems in Canada, Mexico, Venezuela, Brazil, Argentina, Paraguay, Chile, Qatar, Thailand, Malaysia, Nigeria, Australia, Czech Republic, Russia and Ireland. Similar launches in these countries, and other geographical areas, are expected to continue as programming is made available to these areas. Because the international markets do not have a high percentage of pay television subscribers to television households, and are not dominated by a single method of delivery, as cable is in the United States, the potential for Wireless Cable as a programming delivery method internationally is still significant if capital becomes available for operators to roll-out systems. In addition, many operators/MMDS spectrum owners may re-assess their video strategy and focus on two-way Internet and telephony services as the United States market has initiated as described below.

    TWO-WAY TRANSCEIVER PRODUCTS

    Terrestrial Wireless Cable operators owned significant wireless spectrum in the 2.5 to 2.7 gigahertz range. As worldwide markets move toward wireless communications, wireless cable operators have considered using a portion or all of the video bandwidth for voice (telephony) or data (Internet access) applications.

    By deploying MMDS two-way wireless technology, operators can offer a high-speed data service alternative for bridging the critical "last mile" between networks and customers. There are key distinctions between MMDS and the two most prevalent traditional high-speed pipelines, cable and digital subscriber line (DSL), typically provided by local cable or telephone companies. MMDS not only allows rapid deployment of this new wireless alternative at relatively low build out costs, it extends high-speed access to rural and suburban markets that are not served or are underserved by cable or DSL. Essentially, operators will establish two-way transmissions to and from central headends, homes, and businesses operating in many instances like cellular systems. California Amplifier would provide outdoor premise equipment, which the system operator would install on the subscriber's home or business rooftop. Each base-station sends and receives data traffic to and from customer premise modems. The network management system manages and controls the traffic transmitted over the broadband wireless system. The modems connect to PCs or LANs located in residences, small/home offices, and medium sized businesses. These modems send and receive data traffic and provide access to the Internet.

    Beginning in March 1999, MCI WorldCom and Sprint began making debt and equity investments in many of the U.S. multi-system operators, essentially acquiring over 60% of the MMDS spectrum in major cities throughout the United States. In conjunction with their acquisitions, the companies announced their intention to initiate a broad-based roll-out of fixed wireless services to consumers in approximately 100 U. S. cities by the end of 2001. As of May 2000, both companies were performing field trials, but had not formally announced their rollout strategies.

    In addition, two-way system field trials are being performed in Canada, Brazil and Ireland.

    ANTENNA PRODUCTS

    In January 1993, the Company purchased a 50% ownership interest in Micro Pulse, Inc. ("Micro Pulse") for $500,000. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in GPS applications. Such products are used in surveying applications, vehicle tracking and marine and airborne navigation. In fiscal year 1998, the Company acquired additional shares resulting in a 50.5% controlling interest and, as a result, beginning in fiscal year 1998, the Company began to consolidate Micro Pulse in its financial statements.

PRODUCTS

    The Company designs, manufactures and markets a broad line of integrated amplifiers, downconverters, and antennas used in the reception, conversion and amplification of microwave signals used in conjunction with the reception of video, audio, and data transmitted from satellites or earth-based transmitters using microwave signals, as will two-way transceivers which downconvert and upconvert microwave signals used in two-way voice and data for terrestrial wireless communication between fixed locations.

    The Company also markets MultiCipher, a broadband analog scrambling system for the Wireless Cable industry. Because MultiCipher is a broadband scrambling system, it decodes all channels transmitted simultaneously which allows a "whole-house" solution for the Wireless Cable operator thereby eliminating the requirement of installing conventional set-top boxes on each television in the subscriber's home.

    The Company, through its 50.5% controlling interest in Micro Pulse, designs manufactures and markets a broad line of antenna products used in GPS applications for vehicle and asset tracking, surveying, and marine and airborne navigation.

    During fiscal years 2000, 1999, and 1998, Satellite products accounted for 69.7%, 33.7%, and 28.0% of the Company's sales, respectively. Wireless access products accounted for 22.1%, 54.8%, and 59.1% of the Company's sales, respectively. Antenna products, which represent sales by Micro Pulse, accounted for 8.2%, 11.5%, and 12.9% of the Company's consolidated sales in fiscal years 2000, 1999 and 1998, respectively.

    For additional information regarding the Company's sales by segment and geographical area, see Note 11 of Notes to Consolidated Financial Statements.

MANUFACTURING

     The Company currently manufactures and assembles its products in Camarillo, California, and Garland, Texas, USA, and under a subcontract arrangement in China. Manufacturing operations consist of placing hundreds of electronic devices onto printed circuit boards, assembling one or more boards into primarily aluminum housings, tuning microwave devices, and testing of final assembled products.

    Electronic devices, components and made-to-order assemblies used in the Company's products are generally obtained from a number of suppliers, although certain materials are obtained from a limited number of sources. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company attempts to operate without substantial levels of raw materials by depending on certain key suppliers to provide material on a "just-in-time" basis. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company's operations. During the second half of fiscal year 2000, and during the first quarter of fiscal year 2001, the Company has been experiencing difficulty in receiving timely delivery of certain key components which, to some extent, affected shipments and manufacturing productivity.

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

RESEARCH AND DEVELOPMENT

    Each of the markets the Company competes in are characterized by technological change, evolving industry standards, and new product requirements to meet market growth. During the last three years, the Company has focused its research and development resources on four primary areas: Ku-DBS products, two-way MMDS transceivers, digital Wireless Cable video reception products, and the MultiCipher "whole-house" broadband scrambling system. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

    Research  and  development   expenses  were  $5,215,000,   $4,764,000,   and
$4,475,000, during fiscal years 2000, 1999, and 1998, respectively.

SALES AND MARKETING

    The Company sells its wireless access products directly to system operators as well as through distributors and system integrators. The Company sells its Satellite products through satellite equipment distributors, but, from time to time, sells certain products to manufacturers for incorporation into complete satellite dish systems, or directly to DBS operators.

    The Company's sales and marketing functions for each business unit are centralized in its Camarillo California, USA, corporate headquarters. In addition, the Company has sales offices and personnel in Paris, France; Sao Paulo, Brazil; and Hong Kong, China. The Company may add additional sales offices and employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller.

    Micro Pulse sales and marketing functions are centralized in its Camarillo California, USA corporate headquarters. In addition, Micro Pulse also utilizes sales representatives to identify markets and customers, and to sell its products.

    See also Note 11 of Notes to Consolidated Financial Statements for segment and geographical sales information.

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

    The Company believes that competition in its markets is based primarily on price, performance, reputation, product reliability and technical support. In the terrestrial Wireless access market, the Company has supplier relationships with major Wireless Cable operators in various regions of the world, and believes that its pricing, accompanied by product performance, reliability, low field failure rate, and its ongoing technical support, are currently competitive advantages to the Company. In the Satellite Television market, where the Company has participated since its inception in 1981, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. The acquisition of Gardiner's satellite products broadened the Company's satellite product offering, and strengthened its competitive position in key markets. In the GPS and wireless antenna markets Micro Pulse relies upon its reputation for innovation, quality and its quick time to market with new design requirements.

    The Company's continued success in these markets,  however, will depend upon
its  ability  to  continue  to  design  and  manufacture   quality  products  at
competitive prices.

BACKLOG

    The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant to the annualized sales trends. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period. Moreover, the lack of backlog makes it more difficult for the Company to forecast its sales from period to period, since "book and ship" orders are such a significant percentage of sales.

PATENTS, TRADEMARKS AND LICENSES

    The  Company's  timely   application  of  its  technology  and  its  design,
development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

    The Company currently has fourteen patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. The Company does believe, however, that certain Wireless Cable antenna patented designs, and the broadband scrambling technology for encoding and decoding multi-channel television signals used in the MultiCipher system are significant and may result in a competitive advantage for the Company.

    The Company currently has six other patents pending.

    California   Amplifier(R)  and  MultiCipher(R)   are  federally   registered
trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

EMPLOYEES

    At February 26, 2000, the Company had 706 employees, including contract employees, and Micro Pulse had 60 employees. None of the Company's employees are represented by a labor union.

ITEM 2.    PROPERTIES

    The Company's corporate headquarters and manufacturing facility is located in Camarillo, California (approximately 60 miles north of Los Angeles) and consists of approximately 64,000 square feet located on approximately four acres of land. The Company also leases an aggregate of approximately 30,000 square feet of space in two facilities across from its headquarters facility which are used for finished goods storage, and a tool and die operation. These leases expire in 2004. The Company also leases 37,000 square feet for assembly in Garland, Texas, and offices in Paris, France; Sao Paulo, Brazil; and Hong Kong, China. See also Note 9 to Consolidated Financial Statements.

    Micro Pulse's corporate headquarters and manufacturing facility is located on approximately 15,000 square feet of leased space in Camarillo, California, which Micro Pulse rents on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS

    On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them; one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 CBM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. On September 21, 1998, the Federal legal action was dismissed in the United States District Court, but the State legal actions remained in the Superior Court for the State of California. On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish
v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. Under terms of the settlement, the Company's insurance carriers will pay approximately $1.5 million, and the Company will pay $2.0 million and issue 187,500 shares of its common stock. This represents a total settlement of approximately $11.0 million of which $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000. On May 15, 2000, the Company filed a complaint against one of its insurance carriers seeking $2.0 million of coverage in connection with this settlement that the insurer has refused to provide.

    On March 7, 2000, the Company announced it had received complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas but not served, alleges that California Amplifier has infringed Andrew Corporation's patent in the design of certain products. California Amplifier believes that the allegations are unfounded and without merit and will vigorously defend any attempt by the plaintiff to prosecute this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the three months ended February 26, 2000, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAMP." The following table sets forth for each fiscal period indicating the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq:

                                                          Low              High
                                                        -------          -------
        Fiscal Year Ended February 26, 2000:

        1st Quarter                                      $ 1.69           $ 5.88
        2nd Quarter                                        4.06            14.94
        3rd Quarter                                       11.18            25.12
        4th Quarter                                       22.25            45.00

        Fiscal Year Ended February 27, 1999:

        1st Quarter                                      $ 2.50           $ 3.44
        2nd Quarter                                        1.25             2.56
        3rd Quarter                                        1.25             3.47
        4th Quarter                                        1.44             2.88



    At May 15, 2000 the number of stockholders of record of the Company's Common Stock was 259. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 11,670.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)
                                                              Years Ended
-----------------------------------------------------------------------------------------------------
                                       Feb. 26,       Feb. 27,     Feb. 28,      Mar. 1,    Mar 2,
                                         2000          1999         1998          1997        1996
-----------------------------------------------------------------------------------------------------
Sales                                 $85,628        $37,140      $46,933       $49,290    $ 61,590

Income (loss) before taxes (1)        (2,177)        (2,217)      (4,149)         1,037       7,638

Net income (loss)                     (1,393)        (1,436)      (2,665)           633       4,958

Basic and diluted net income
  (loss) per share                     (0.12)         (0.12)       (0.23)          0.05        0.41
-----------------------------------------------------------------------------------------------------

(1) Fiscal  year  2000  includes  a  $9.5  million   charge  for  settlement  of
    litigation. Excluding this charge net income would have been approximately $4.7 million, or $.35 per fully diluted share.

CONSOLIDATED BALANCE SHEETS DATA:
(in thousands)
                                                          As of Each Year End
                                         2000          1999         1998          1997        1996
--------------------------------------------------------------------------------------------------
Total assets                          $55,552        $25,549      $27,831       $29,536    $ 32,573

Working capital                        13,918         15,477       14,886        15,001      15,743

Long-term debt, net of
  current portion                         144            516        1,112           525         767

Stockholders' equity                   27,752         20,065       21,397        24,148      22,924
-----------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of
Operations:

                                                                      Years Ended
-------------------------------------------------------------------------------------------------
                                                        Feb. 26,        Feb. 27,         Feb. 28,
                                                          2000            1999            1998
-------------------------------------------------------------------------------------------------
Sales:
    Satellite Products                                     69.7%            33.7%           28.0%
    Wireless Access Products                               22.1             54.8            59.1
    Antenna Products                                        8.2             11.5            12.9
------------------------------------------------------------------------------------------------
Total sales                                               100.0            100.0           100.0

Gross profit                                               27.4             28.4            22.8

Research and development                                    6.1             12.8             9.5
Selling                                                     6.1             12.0            11.1
General and administrative                                  6.1             10.4            10.3
------------------------------------------------------------------------------------------------
Income (loss) from operations                               9.1             (6.8)           (8.1)
Settlement of class action litigation                     (11.1)             ---             ---
Interest and other, net                                     (.2)             ---             ---
Minority interest share in (income) loss of Micro Pulse     (.4)              .8             (.7)
-------------------------------------------------------------------------------------------------
Loss before benefit from income taxes                      (2.5)                            (6.0)
(8.8)

Benefit from income taxes                                    .9              2.1             3.2
--------------------------------------------------------------------------------------------------
Net loss                                                   (1.6)%            (3.9)%         (5.6)%
--------------------------------------------------------------------------------------------------

FISCAL YEARS 2000 AND 1999

    Sales increased $48.5 million, or 131%, from $37.1 million in fiscal year 1999 to $85.6 million in fiscal year 2000. The fiscal year 2000 sales increase resulted primarily from the significant increase in sales of satellite products.

    Sales of Satellite products increased $47.2, or 377%, from $12.5 million to $59.7 million. Sales of Wireless access products decreased $1.4 million, or 7%, from $20.3 million to $19.0 million. Sales of Antenna products, which represent total sales by Micro Pulse, increased $2.7 million, or 63%, from $4.3 million to $7.0 million.

    The $47.2 million sales increase in Satellite products resulted primarily from significantly higher unit sales of U.S. DBS products, which were acquired from Gardiner Communications in April 1999.

    The $1.4 million sales decrease in Wireless access products was a result of approximately $2.9 million decrease in sales of wireless cable video products, offset by a $1.5 million increase in sales of two-way transceiver products. The Company anticipates that there may be continued softness of unit sales in traditional wireless cable products as system operators consider two-way Internet and telephony offerings.

    The $2.7 million sales increase in sales of Antenna products resulted primarily from Micro Pulse expanding its customer base for certain GPS applications with a resulting increase in units sold.

    Gross profits increased $12.9 million, or 122%, from $10.5 million in fiscal year 1999 to $23.4 million in fiscal year 2000. The increase in gross profits occurred because of a 131% increase in sales offset by lower product gross margins as satellite products represented a larger percentage of total sales.

    Gross margins decreased from 28.4% in fiscal year 1999 to 27.4% in fiscal year 2000. The decrease in gross margins relates primarily to the fact that approximately 70% of total sales were sales of satellite products, which are lower margin products.

    Research and development expenses increased by $451,000, from $4.8 million in fiscal year 1999 to $5.2 million in fiscal year 2000. The increase results from additional personnel and salary increases to remain competitive with industry compensation trends. As a percentage of sales, research and development expenses decreased to 6.1% from 12.8% in fiscal year 1999. This is primarily a result of the significant increase in sales and the fact that in prior years the Company maintained research and development regardless of lower sales in the near-term.

    Selling expenses increased by $769,000 from $4.4 million in fiscal year 1999 to $5.2 million in fiscal year 2000. The increase relates primarily to increases in salaries and additions in personnel to support increased sales.

    General and administrative expenses increased by $1.3 million from $3.9 million in fiscal year 1999 to $5.2 million in fiscal year 2000. The increase results primarily from increases in incentive bonuses, legal fees, and additions relating to the acquisition of Gardiner, including goodwill amortization.

    Each of the functional operating expenses declined as a percentage of sales due to the 131% increase in total sales, so it is difficult to analyze such costs from year-to-year as a percentage of sales.

    Income (loss) from operations increased by $10.4 million from a loss of $2.5 million in fiscal year 1999 to income of $7.8 million in fiscal year 2000. The principal reasons for the improvement were as described above, increased sales resulting in increased gross profits of $12.9 million, offset by increased operating expenses of $2.5 million.

    The settlement of litigation relates to the class action litigation filed in June, 1997 (see Note 12 to notes to consolidated financial statements included elsewhere herein).

    The benefit from income taxes was $784,000, or 36% of the loss before taxes in fiscal year 2000. This is relatively consistent with the tax rate of approximately 35.2% in fiscal year 1999.

    For the reasons outlined above, the net loss for fiscal year 2000 was $1.4 million, comparable to the net loss incurred in fiscal year 1999.

FISCAL YEARS 1999 AND 1998

    Sales decreased $9.8 million, or 20.9%, from $46.9 million in fiscal year 1998 to $37.1 million in fiscal year 1999. The fiscal year 1999 sales decrease resulted from decreases in sales in each of the Company's product groups.

    Sales of Wireless products decreased $7.4 million, or 26.7%, from $27.7 million to $20.3 million. Sales of Satellite products decreased $628,000, or 4.8%, from $13.1 million to $12.5 million. Sales of Antenna products, which represent total sales by Micro Pulse, decreased $1.8 million, or 29.1%, from $6.1 million to $4.3 million.

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

    The $628,000 sales decrease in Satellite products resulted primarily from lower C-Band sales in the United States and the Middle East, offset by increases in Ku-Band DBS sales in Canada.

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

    Gross margins increased from 22.8% in fiscal year 1998 to 28.4% in fiscal year 1999. The gross margin between years should be compared, however, after adjusting for a fiscal year 1998 inventory obsolescence charge of $3.0 million which impacted 1998 gross margins by approximately 6.5%. Adjusting for this charge, the gross margins between years were relatively constant. Factors affecting fiscal year 1999 gross margins was the $9.8 million or 20.9% decrease in sales, as well as the aggressive inventory reduction program, both of which impacted overhead utilization. Offsetting these factors were improvements in supply management which reduced material component costs, improved productivity, reduced overhead, and lowered product returns under warranty.

    Research and development expenses increased by approximately $300,000, from $4.5 million in fiscal year 1998 to $4.8 million in fiscal year 1999. As a percentage of sales however, research and development increased from 9.5% to 12.8%. Although the Company continued to focus on cost containment programs, the Company remained committed to new product design, and therefore, development expenditures increased in fiscal year 1999 as compared to fiscal year 1998. The increase relates primarily to increased salaries for engineers, and some personnel additions.

    Selling expenses decreased by approximately $800,000 from $5.2 million in fiscal year 1998 to $4.4 million in fiscal year 1999. The decrease relates primarily to the decreases in certain discretionary sales and marketing expenses.

    General and administrative expenses decreased by approximately $900,000 from $4.8 million in fiscal year 1998 to $3.9 million in fiscal year 1999. The decrease results primarily from certain reorganization expenses incurred in 1998 and not in 1999 and lower bad debt expense in fiscal year 1999.

    The loss from operations decreased by approximately $1.3 million from $3.8 million in fiscal year 1998 to $2.5 million in fiscal year 1999. The principal reasons for the improvement were, as described above, decreased sales offset by lower operating expenses.

    The benefit  from taxes was  $781,000,  or 35.2% of the loss before taxes in
fiscal  year  1999.  This  is  relatively   consistent  with  the  tax  rate  of
approximately 35.8% in fiscal year 1998.

    For the reasons outlined above, the net loss for fiscal year 1999 was $1.4 million, as compared to net loss of $2.7 million in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of February 26, 2000, the Company had cash on hand of $3.1 million and $4.5 million available under a working capital facility with U.S. Bank.

    In May 2000, the Company renegotiated its financial arrangement with U.S. Bank. Under terms of the new credit and debt arrangement the Company borrowed $5.0 million as part of a term loan, interest only at LIBOR plus 2.2% until June 2001, at which time it will convert to a five-year term loan, however, such loan can be prepaid without penalty. In addition, the Company's working capital facility was increased to $8.0 million.

    The Company believes that cash flow from operations together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months. See also the accompanying Consolidated Statement of Cash Flows for each of the three years in the period ended February 26, 2000.

    The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2001 will not be impacted significantly by foreign exchange since a significant portion of the Company's fiscal year 2001 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China have made it more difficult to compete with in-country manufacturers.

SAFE HARBOR STATEMENT

    Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related financial information required to be filed hereunder are indexed on page 19 of this report and are incorporated herein by reference.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

                 Name                 Age                           Position

        Ira Coron                      71          Chairman of the Board of Directors

        Fred M. Sturm                  42          Chief Executive Officer, President and Director

        Benson Chin                    51          Vice President, Operations

        Philip Cox                     60          Vice President, Wireless Products

        Michael R. Ferron              45          Vice President, Finance, Chief Financial Officer
                                                      and Corporate Secretary

        Robert Hannah                  39          Vice President, Satellite Products

        Kris Kelkar                    36          Vice President, Wireless Access Products

        Arthur H. Hausman (1)          76          Director

        William E. McKenna (1)(2)      80          Director

        Thomas L. Ringer (2)           68          Director

(1) Member of Compensation Committee.
(2) Member of Audit Committee.

    Ira Coron has been Chairman of the Board for California Amplifier, Inc. since March of 1994, and in addition was the Chief Executive Officer until 1997 and remained an officer of the Company until February 1999. From 1989 to 1994 he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc., after serving in numerous senior management positions from June 1967 to July 1989 among which was Vice President and General Manager of TRW's Electronic Components Group. He also serves as a member of the Executive Committee of the Wireless Communications Association.

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

     Benson Chin joined the Company as Vice President, Operations in February 2000. From 1998 until joining California Amplifier, Mr. Chin was Vice President of Wireless Manufacturing for Superconductor Technologies, Inc. From 1990 to 1998 Mr. Chin has held various positions with Harman International, Inc., most recently Director of Manufacturing.

    Philip Cox joined the Company in July 1996. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Cox was appointed Vice President, Wireless Products. Prior to July 1996, he held various sales and marketing positions with Signal Technology and M/A-Com.

    Michael R. Ferron joined the Company as Vice President, Finance and Chief Financial Officer in October 1990 and was appointed Corporate Secretary in March 1991. Prior to October 1990, Mr. Ferron was employed by the accounting firms of Deloitte & Touche (1987-1990) and Arthur Young & Company (1977-1987).

    Robert Hannah joined the Company as Vice President of Engineering in April 1995. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Hannah was appointed Vice President, Satellite Products. Prior to April 1995, Mr. Hannah held various positions with Hughes, most recently the position of Technical Manager at Hughes Network Systems.

    Kris Kelkar was appointed Senior Vice President of Sales and Marketing in April 1995 and Vice President, Marketing in April 1997. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Kelkar was appointed Vice President, Voice and Data Products, and, most recently, Vice President, Wireless Access Products. Prior to April 1995, he held various positions with General Instrument Corporation, the most recent Vice President of International Marketing for General Instrument's Communications Division.

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

     William E. McKenna has been a director of the Company since October 1983. Since December 1977, Mr. McKenna has been general partner of MCK Investment Company, a private investment company. Mr. McKenna was Chairman of the Board of Directors of Technicolor, Inc. from 1970 to 1976 and was formerly Chairman of the Board of Directors and Chief Executive Officer of Hunt Foods & Industries, Inc. and its successor, Norton Simon, Inc. From 1960 to 1967, Mr. McKenna was associated with Litton Industries, Inc. as a Director and in various executive capacities. He is currently a director of Midway Games, Inc., Drexler Technology Company and WMS Industries, Inc.

     Thomas L. Ringer has been a director of the Company since August 1996. Since 1990, Mr. Ringer has been actively involved as a member of the boards of directors for various companies. Mr. Ringer is currently Chairman of Wedbush Morgan Securities, Inc., Chairman of M.S. Aerospace, Inc., Chairman of Document Sciences Corporation, Chairman of Aquatec Water Systems, and Chairman of the Center for Innovation and Entrepreneurship. Prior to 1990, Mr. Ringer served as Chairman, President and Chief Executive Officer of Recognition Equipment, Inc., President and Chief Executive Officer of Fujitsu Systems of America, Inc., and President and Chief Executive Officer of Computer Machinery Corporation.

    Each director holds office until the next annual meeting of stockholders or until his successor has been duly elected and qualified. Each non-employee director receives an annual stock option grant to purchase 8,000 shares at the fair-market-value at time of grant, which vest over a one-year period, a monthly fee of $1,250, and reimbursement of out-of-pocket expenses in attending the Company's Board of Directors meetings. There are no family relationships among any directors or executive officers of the Company.

    The Company has a Compensation Committee which reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's executive officers and to administer the Company's Stock Option Plans.

    The Company also has an Audit Committee which reviews the scope of audit procedures employed by the Company's independent auditors, approves the audit fee charged by the independent auditors, and reviews the audit reports rendered by the Company's independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

    Officers are appointed by and serve at the discretion of the Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the captions "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 14, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 14, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 14, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 19 of this report.

     (b) Form 8-K. The Company made no filings on Form 8-K during the three months ended February 26, 2000.

     (c) Exhibits. Reference is made to the Index to Exhibits on pages 36-37 of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CALIFORNIA AMPLIFIER, INC.



                                                       By:   /s/ Fred M. Sturm
                                                         Chief Executive Officer
Dated:  May 26, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                CAPACITIES
  SIGNATURES                 IN WHICH SERVED                           DATES
---------------          --------------------------                  --------



/s/ Ira Coron             Chairman of the Board of Directors        May 26, 2000


/s/ Fred M. Sturm         Chief Executive Officer, President
                            and Director                            May 26, 2000


/s/ William E. McKenna     Director                                 May 26, 2000


/s/ Arthur H. Hausman      Director                                 May 26, 2000


/s/ Thomas L. Ringer       Director                                 May 26, 2000


/s/ Michael R. Ferron      Vice President, Finance,                 May 26, 2000
                             Chief Financial Officer
                             (Principal Accounting Officer)
                              and Corporate Secretary

                           CALIFORNIA AMPLIFIER, INC.

                   Index to Consolidated Financial Statements

                                                                        Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  20

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                               21

Consolidated Statements of Operations                                     22

Consolidated Statements of Stockholders' Equity
  and Comprehensive Loss                                                  23

Consolidated Statements of Cash Flows                                     24

Notes to Consolidated Financial Statements                             25-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
California Amplifier, Inc.:

    We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Los Angeles, California
April 4, 2000

                           CALIFORNIA AMPLIFIER, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except par value)

                                                                      Feb. 26,             Feb. 27,
                                                                        2000                 1999
---------------------------------------------------------------------------------------------------

                                     ASSETS
Current assets:
Cash and cash equivalents                                             $  3,074             $  9,312
Accounts receivable, net of allowance of $473,000
  and $535,000 at February 26, 2000, and
  and February 27, 1999, respectively                                   16,038                4,823
Inventories                                                             12,948                3,974
Deferred tax asset                                                       8,487                1,597
Prepaid expenses and other current assets                                  685                  625
---------------------------------------------------------------------------------------------------
        Total current assets                                            41,232               20,331

Property and equipment, at cost, net of
  accumulated depreciation and amortization                              9,731                4,498
Goodwill, net of accumulated amortization of $225,000                    3,827                  ---
Other assets                                                               762                  720
---------------------------------------------------------------------------------------------------
                                                                      $ 55,552             $ 25,549
---------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                      $  9,242             $  2,644
Accrued liabilities                                                     13,099                1,613
Short-term and current portion of long-term debt                         4,973                  597
---------------------------------------------------------------------------------------------------
        Total current liabilities                                       27,314                4,854

Long-term debt                                                             144                  516
Minority interest share in net assets of
  Micro Pulse, Inc.                                                        342                  114

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                                    ---                  ---
Common stock, $.01 par value; 30,000 shares authorized;
  12,658 shares outstanding in February 2000 and
  11,785 in February 1999                                                  127                  118
Additional paid-in capital                                              23,177               14,050
Accumulated other comprehensive loss                                     (226)                (170)
Retained earnings                                                        4,674                6,067
---------------------------------------------------------------------------------------------------
        Total stockholders' equity                                      27,752               20,065
---------------------------------------------------------------------------------------------------
                                                                      $ 55,552             $ 25,549
-----------------------------------------------------------------------------------------------------




                    See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except net loss per share)

                                                                      Years Ended
------------------------------------------------------------------------------------------------
                                                          Feb. 26,      Feb. 27,        Feb. 28,
                                                            2000          1999            1998
------------------------------------------------------------------------------------------------
Sales                                                    $ 85,628       $ 37,140         $46,933
Cost of sales                                              62,197         26,595          36,236
------------------------------------------------------------------------------------------------

Gross profit                                               23,431         10,545          10,697

Research and development                                    5,215          4,764           4,475
Selling                                                     5,210          4,441           5,215
General and administrative                                  5,185          3,880           4,813
------------------------------------------------------------------------------------------------

Income (loss) from operations                               7,821         (2,540)         (3,806)

Settlement of litigation                                   (9,500)           ---             ---
Interest and other income (expense), net                     (196)            28             (59)
Minority interest share in (income) loss of
  Micro Pulse                                                (302)           295            (284)
-------------------------------------------------------------------------------------------------

Loss before benefit from income taxes                      (2,177)        (2,217)         (4,149)
Benefit from income taxes                                     784            781           1,484
------------------------------------------------------------------------------------------------

Net loss                                                 $ (1,393)      $ (1,436)        $(2,665)
------------------------------------------------------------------------------------------------

Net loss per share:
  Basic/Diluted                                          $   (.12)      $   (.12)        $  (.23)
------------------------------------------------------------------------------------------------

Shares used in per share calculation                        12,072        11,782          11,734
------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                                 (in thousands)

                                                                               Accumulated
                                                      Additional                 Other
                                   Common Stock         Paid-in    Retained   Comprehensive
                                 Shares     Amount      Capital    Earnings       Loss        Total
-----------------------------------------------------------------------------------------------------
Balances at March 1, 1997        11,713       $117      $13,990    $10,168        $(127)    $24,148

Comprehensive income:
  Net loss                          ---        ---          ---    (2,665)           ---     (2,665)
  Foreign translation adjustment    ---        ---          ---        ---         (122)       (122)
                                                                                              ------
                                                                                             (2,787)

Exercise of stock options            58          1           35        ---           ---         36
-----------------------------------------------------------------------------------------------------
Balances at February 28, 1998    11,771        118       14,025      7,503         (249)      21,397

Comprehensive income:
  Net loss                          ---        ---          ---    (1,436)           ---     (1,436)
  Foreign translation adjustment    ---        ---          ---        ---            79         79
                                                                                                ---
                                                                                             (1,357)


Exercise of stock options            14        ---           25        ---           ---         25
-----------------------------------------------------------------------------------------------------
Balances at February 27, 1999    11,785        118       14,050      6,067         (170)      20,065

Comprehensive income:
  Net loss                          ---        ---          ---    (1,393)           ---     (1,393)
  Foreign translation adjustment    ---        ---          ---        ---          (56)        (56)
                                                                                               -----
                                                                                             (1,449)

Exercise of stock options           873          9        4,127        ---           ---      4,136
Tax benefit from exercise
  of stock options                  ---        ---        5,000        ---           ---      5,000
-----------------------------------------------------------------------------------------------------
Balances at February 26, 2000    12,658       $127      $23,177    $ 4,674        $(226)     $27,752
-----------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
-------------------------------------------------------------------------------------------------
                                                        Feb. 26,        Feb. 27,         Feb. 28,
                                                          2000            1999            1998
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                $(1,393)        $ (1,436)        $(2,665)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Non-cash litigation charge                            9,500              ---             ---
    Non-cash income tax benefit                          (3,470)             ---             ---
    Depreciation and amortization                         2,990            3,013           3,280
    Loss on sale of property and equipment                    3               14               1
    Minority interest share in net income (loss)
      of Micro Pulse, net of tax                            228             (207)            195
    Deferred tax asset                                      595              403          (1,200)
    Change in assets and liabilities,
      net of effect from purchase of controlling
      interest in Micro Pulse in 1999
      and Gardiner acquisition in 2000:
        Accounts receivable                             (11,153)             987           1,247
        Allowance for doubtful accounts                     (62)             (65)            290
        Inventories                                      (6,322)           2,877           1,983
        Prepaid expenses and other assets                   164              352             824
        Accounts payable                                  4,598              783            (766)
        Accrued liabilities                               4,615             (786)            (37)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         293            5,935           3,152
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of property and equipment                      (5,352)          (1,321)         (2,750)
Net assets acquired from Gardiner                        (6,170)             ---             ---
Proceeds from sale of property and equipment                  7              912              12
Purchase of controlling interest in Micro Pulse             ---              ---             327
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                   (11,515)            (409)         (2,411)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Debt borrowings                                           1,500              ---           1,582
Debt repayments                                            (596)            (740)           (980)
Issuances of common stock                                 4,136               25              36
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       5,040             (715)            638
-------------------------------------------------------------------------------------------------

Effect of foreign exchange rates                            (56)              79            (122)

Net increase (decrease) in cash and
  cash equivalents                                       (6,238)           4,890           1,257
Cash and cash equivalents
  at beginning of year                                    9,312            4,422           3,165
-------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                                        $ 3,074          $ 9,312         $ 4,422
-------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of video transmitted from satellites and wireless terrestrial transmission sites, and two-way wireless transceivers used in the emerging fixed point wireless voice (telephony) and data (Internet) applications.

The Company also has a 50.5%  controlling  interest in Micro Pulse, Inc. ("Micro
Pulse"),  a  company  that  designs,   manufactures  and  markets  antennas  and
amplifiers used principally in global positioning systems. (See Note 2).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries, California Amplifier s.a.r.l., the Company's subsidiary in France, and Cal Amp FSC, Inc., a foreign sales corporation. The consolidated financial statements also include the accounts of Micro Pulse. In fiscal year 1998, the Company acquired additional shares of Micro Pulse which resulted in the Company holding a 50.5% controlling interest. All significant intercompany transactions have been eliminated.

FISCAL YEAR

The Company reports results on the basis of a 52/53 week accounting calendar ending on the last Saturday of February or the first Saturday of March. Each of the fiscal years 2000, 1999, and 1998 consisted of 52 weeks. Fiscal year 2001 will consist of 53 weeks.

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

CONCENTRATION OF RISK

At February 26, 2000 and February 27, 1999, the Company had some cash and cash equivalents in three U.S. banks in excess of Federally insured amounts, foreign banks, and grade A1P1 commercial paper investments at Salomon Smith Barney as follows (in 000's):

                                                             2000          1999
--------------------------------------------------------------------------------
U.S. banks                                               $  2,166       $ 4,884
Foreign banks                                                 908           362
Salomon Smith Barney                                          ---         4,066
--------------------------------------------------------------------------------
                                                         $  3,074       $ 9,312
--------------------------------------------------------------------------------

As of February 26, 2000, the Company had an account receivable due from one customer in the amount of $4,486,000, or 28.0% of consolidated accounts receivable, another customer in the amount of $2,471,000, or 15.4% of consolidated accounts receivable, and another customer in the amount of $1,658,000, or 10.3% of consolidated accounts receivable. At February 27, 1999 the Company had an account receivable due from one customer in the amount of $1,145,000, or 23.8% of consolidated accounts receivable, and from another customer in the amount of $678,000, or 14.1% of consolidated accounts receivable.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has established a reserve for potential write-offs relating to noncollectibility of accounts receivable. In fiscal years 2000, 1999, and 1998, $37,000, $96,000, and $592,000, was charged to expense, respectively. Amounts charged to the allowance account for bad debt write-offs and costs relating to product returns were $99,000, $411,000, and $443,000, in fiscal years 2000, 1999, and 1998, respectively.

WARRANTY

The Company warrants its products against defects over periods ranging from ninety days to five years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. Warranty expense was $201,000, $377,000, and $834,000, in fiscal years 2000, 1999, and 1998, respectively. Amounts charged against accrued warranty for the actual costs of maintaining the Company's warranty program were $284,000, $487,000, and $734,000, in fiscal years 2000, 1999, and 1998, respectively.

INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

                                                      Feb. 26,          Feb. 27,
                                                         2000             1999
--------------------------------------------------------------------------------
Raw materials                                         $ 10,202          $ 2,441
Work in process                                          1,073               40
Finished goods                                           1,673            1,493
--------------------------------------------------------------------------------
                                                      $ 12,948          $ 3,974
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property  and  equipment  is stated at cost and  consists of the  following  (in
000's):

                                                      Feb. 26,          Feb. 27,
                                                         2000             1999
--------------------------------------------------------------------------------
Machinery and equipment                               $ 16,775          $ 9,362
Furniture and computers                                  4,652            5,013
Tooling                                                  3,438            3,955
Leasehold improvements                                   1,129            1,116
--------------------------------------------------------------------------------
                                                        25,994           19,446
Less accumulated depreciation and amortization         (16,263)         (14,948)
--------------------------------------------------------------------------------

                                                      $  9,731          $ 4,498
--------------------------------------------------------------------------------

At February 26, 2000, the Company had approximately $1.9 million of machinery and equipment that was not yet placed in service.

The Company follows the policy of capitalizing expenditures which materially increase asset lives, and charging ordinary maintenance and repairs to operations, as incurred. When assets are sold or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations.

Depreciation and amortization are based upon the estimated useful lives of the related assets using the straight-line method. Useful lives range from two to five years, and in the case of leasehold improvements over the life of the lease.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount to future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount as which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

The financial statements of the Company's Paris, France subsidiary are translated into United States dollars using current or historical exchange rates of exchange, as appropriate, with gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheets. Foreign currency translation adjustments are the Company's only component of comprehensive income, which includes all non-owner changes in stockholders' equity.

NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted income per share increases the weighted average shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements. No diluted loss per share was calculated for fiscal years 2000, 1999 and 1998 since the inclusion would be anti-dilutive and reduce the loss per share for each of the respective fiscal years.

GOODWILL

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 15 years. Periodically, the Company reviews the recoverability of goodwill. The determination of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at February 26, 2000. Amortization expense was $225,000 in fiscal year 2000.

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

In fiscal years 2000, 1999, and 1998, the Company paid interest of $382,000, $199,000, and $212,000, respectively.

In fiscal years 2000 and 1998 the Company paid income taxes of $21,000 and $375,000, respectively. No income taxes were paid in fiscal year 1999.

NONCASH INVESTING AND FINANCING ACTIVITIES:

In fiscal year 1998, the Company exchanged $100,000 in amounts due from Micro Pulse for an additional ownership interest increasing its ownership from 50.0% to 50.5%.

In fiscal year 2000,the Company issued a $3,100,000 promissory note in connection with the Gardiner acquisition. This note has been excluded from the statement of cash flows.

In fiscal year 2000, the Company recorded the tax effect related to the exercise of certain stock options in fiscal year 2000. In connection with the exercise of those options, the Company increased additional paid-in-capital and the deferred tax asset by $5,000,000. These amounts have been excluded from the statement of cash flows.

At February 26, 2000, the Company accrued a $9,500,000 litigation settlement in its consolidated balance sheet as a charge to fiscal year 2000 operations. In connection with this charge, the Company recorded a non-cash income tax benefit of $3,470,000, thereby increasing the deferred tax asset by $2,485,000 and decreasing accrued liabilities by $985,000.

ACCOUNTING FOR STOCK OPTIONS

As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and comply with the pro forma disclosure requirements of the standard (see Note 8).

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACQUISITION AND PRO FORMA RESULTS OF OPERATIONS

On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including assumption of certain liabilities and related costs of the acquisition, was approximately $9.3 million, of which $3.5 million relates to the acquisition of product and technology rights. The Company paid $6.2 in cash, and Gardiner received a $3,100,000, 8% one year convertible promissory note due April 19, 2000. In April 2000, a portion of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share, which was the market value at the date of grant, and the remaining balance was paid. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

The following unaudited pro forma statements combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in 000's except per share data):

                                                        Year Ended                 Year Ended
                                                  ----------------------     -----------------------
                                                     February 26, 2000          February 27, 1999
                                                  As Reported  Pro Forma     As Reported   Pro Forma
                                                  ----------------------     -----------------------
Sales                                             $  85,628    $  87,628      $  37,140     $ 58,901

Net income (loss)                                 $ (1,393)    $ (1,233)      $ (1,436)     $    321

Net income (loss) per share      Basic            $   (.12)    $   (.10)      $   (.12)     $    .03
                                 Diluted          $   (.12)    $   (.10)      $   (.12)     $    .03

Shares used in per share calculation

                                 Basic               12,072       12,072         11,782       11,782
                                 Diluted             12,072       12,072         11,782       12,600
-----------------------------------------------------------------------------------------------------


4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in 000's):

                                                         Feb. 26,       Feb. 27,
                                                            2000           1999
--------------------------------------------------------------------------------
Payroll and related expenses                            $ 1,924           $ 727
Warranty                                                    462             545
Income taxes                                                 78               6
Accrued settlement for litigation                         9,500             ---
Other accrued liabilities                                 1,135             335
--------------------------------------------------------------------------------
                                                        $13,099         $ 1,613
--------------------------------------------------------------------------------


5.  SHORT-TERM BORROWINGS

In conjunction with the Gardiner acquisition (Note 3), the Company issued a $3,100,000 one-year note bearing interest at 8%, due on April 19, 2000. Subsequent to February 26, 2000, a portion of the note was converted into 525,000 shares of common stock, and the remaining balance was paid.

As of February 26, 2000, the Company had a $6.0 million working capital credit facility with U.S. Bank. Borrowings outstanding bear interest at the bank's prime rate (8.75% at February 26, 2000) and are secured by substantially all of the Company's assets, excluding the assets secured by other debt arrangements. At February 26, 2000, $1.5 million was outstanding under this credit facility and $4.5 million was available for borrowing. The credit facility contains certain financial covenants and ratios that the Company is required to maintain. At February 26, 2000, the Company was in default with certain covenants but they were waived by the bank.

6.  LONG-TERM DEBT

Long-term debt consists of the following (in 000's):

                                                        Feb. 26,        Feb. 27,
                                                           2000            1999
--------------------------------------------------------------------------------

Notes payable to a bank, secured by equipment,
bearing interest at rates ranging
from 8.19% to 8.24%
payable monthly through January 2002                      $ 517          $1,113

Less portion due within one year                           (373)           (597)
--------------------------------------------------------------------------------

                                                         $  144          $  516
--------------------------------------------------------------------------------

Annual maturities on long-term debt as of February 26, 2000, are as follows (in 000's):

2001                                                                      $ 373
2002                                                                        144
--------------------------------------------------------------------------------
                                                                          $ 517
--------------------------------------------------------------------------------


7.  INCOME TAXES

The (benefit from) provision for income taxes for fiscal years 2000, 1999, and 1998, are as follows (in 000's):

                                           2000            1999            1998
--------------------------------------------------------------------------------
Current    - Federal                    $ 2,281         $ (352)         $  (584)
           - State                          521             ---             (95)
           - Foreign                        162            (26)             395
Deferred   - Federal                     (3,185)          (343)          (1,020)
           - State                         (563)           (60)            (180)
--------------------------------------------------------------------------------
                                        $  (784)        $ (781)         $(1,484)
--------------------------------------------------------------------------------

Differences between the benefit from income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 2000, 1999 and 1998 are as follows (in 000's):

                                                              2000            1999            1998
-----------------------------------------------------------------------------------------------------
Income tax at statutory federal rate (34%)                  $ (740)         $ (788)         $(1,772)
State income taxes, net of federal
  income tax effect                                           (121)           (107)            (300)
Foreign taxes                                                  162             (26)             395
Research and development credit                                ---              96              ---
Other, net                                                     (85)             44              193
-----------------------------------------------------------------------------------------------------
                                                            $ (784)         $ (781)         $(1,484)
-----------------------------------------------------------------------------------------------------

The components of the net deferred income tax asset are as follows (in 000's):

                                                          Feb. 26,      Feb. 27,
                                                             2000          1999
--------------------------------------------------------------------------------
Depreciation                                               $   294      $  124
Warranties                                                     158         117
Inventory valuation                                            353         216
Allowance for doubtful accounts                                132         102
Research and development credit                                 49         998
Litigation settlement accrual                                2,485         ---
Tax benefit from stock options                               5,000         ---
Other, net                                                      16          40
--------------------------------------------------------------------------------
                                                           $ 8,487      $1,597
--------------------------------------------------------------------------------


8.  STOCK OPTIONS

The Company has two stock option plans for its employees, the 1989 Key Employee Stock Option Plan ("1989 Plan"), and the 1999 Stock Option Plan ("1999 Plan"). Under the 1999 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually over a four-year vesting period. The 1989 Plan expired in May 1999 and no additional options may be granted under this plan. Under provisions of the 1989 Stock Option Plan, all options vest upon a change in control of ownership of the Company.

The following table summarizes the option activity for fiscal years 2000, 1999, and 1998, (in 000's except dollar amounts):

                                                                      Weighted
                                                        Number         Average
                                                        Shares      Option Price
--------------------------------------------------------------------------------
Outstanding at March 1, 1997                             1,388          7.49
Granted                                                    976          3.42
Exercised                                                  (95)         1.68
Canceled                                                  (400)        15.13
--------------------------------------------------------------------------------
Outstanding at February 28, 1998                         1,869          4.16
Granted                                                    340          2.23
Exercised                                                  (14)         1.98
Canceled                                                  (178)         3.81
--------------------------------------------------------------------------------
Outstanding at February 27, 1999                         2,017          3.88
Granted                                                    706         19.25
Exercised                                                 (873)         3.82
Canceled                                                  (165)         3.74
--------------------------------------------------------------------------------
Outstanding at February 26, 2000                         1,685        $10.36
--------------------------------------------------------------------------------

The weighted average theoretical value for options granted during the year was $9.43, $1.77, and $2.59 for fiscal years 2000, 1999, and 1998, respectively.

The number of common stock options available for grant as of each fiscal year end were 500,000 for 2000, 175,225 for 1999, and 337,100 for 1998.

Options outstanding at February 26, 2000 and related weighted average price and life information is as follows:

                                       Weighted          Total
                        Total           Average         Weighted                          Weighted
    Range of           Options      Remaining Life       Average          Options         Average
 Exercise Prices     Outstanding        (Years)      Exercise Price     Exercisable    Exercise Price
------------------ ---------------- ---------------- ---------------- ---------------- ---------------
$ 0.69-$ 1.75            146,700          8.62           $ 1.73             14,450       $ 1.56
$ 1.875-$ 2.76           464,350          8.00           $ 2.19            188,100       $ 2.19
$ 3.50-$ 4.09            313,500          6.78           $ 3.89            134,250       $ 3.80
$ 4.72-$ 6.88            162,875          8.02           $ 5.49             57,875       $ 5.96
$ 7.22-$ 9.125           177,750          6.92           $ 7.82            112,000       $ 7.35
$11.00-$16.25            123,500          9.30           $11.66             21,300       $12.97
$21.88-$27.00             43,000          8.10           $25.80             17,500       $24.06
$40.00                   253,000          9.95           $40.00                  0            0
------------------ -------------- ------------------ ---------------- ------------- ------------------
$ 0.69-$40.00          1,684,675          8.11           $10.36            545,475       $ 5.15
------------------ -------------- ------------------ ---------------- ------------- ------------------

As permitted by SFAS No. 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense from its Stock Option Plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of operations.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              2000          1999           1998
                                          -----------   ----------    ---------
  Expected life (years)                        10             10            10
  Dividend yield                              ----            ---          ----

The range for interest rates is 4.15% - 7.14%, and the range for volatility is 49% - 77%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $846,000, $949,000, and $713,000 in fiscal years 2000, 1999, and 1998 respectively. This would result in pro forma net losses resulting from the increased compensation cost of $2,239,000, or $.19 per share, $2,385,000, or $.19 per share, and $3,378,000, or $.27 per share, in fiscal year 2000, 1999, and 1998 respectively. The effect of stock-based compensation on net losses for fiscal 1999, 1998 and 1997 may not be representative of the effect on pro forma net income or loss in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.

9.   COMMITMENTS

The Company leases its corporate and manufacturing facilities under operating leases that expire in February 2004. The lease agreement for its corporate facility requires the Company to pay all property taxes and insurance premiums associated with the coverage of the facility.

In addition, the Company leases a manufacturing facility in Garland, Texas; and sales offices in Paris, France; Sao Paulo, Brazil; and Hong Kong, China, under certain lease arrangements. The Company also leases certain equipment used in the manufacturing operation under operating lease arrangements.

The following table represents the future minimum rent payments required under all operating leases with terms in excess of one year as of February 26, 2000 (in 000's):

Fiscal Year:
2001                                                                    $   610
2002                                                                        590
2003                                                                        600
2004                                                                        605
2005                                                                        480
-------------------------------------------------------------------------------
                                                                        $ 2,885
-------------------------------------------------------------------------------

Rent expense for fiscal years 2000, 1999, and 1998, was $732,000, $780,000, and $707,000, respectively.

10.  Legal Proceedings

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

On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. Under terms of the settlement, the Company's insurance carriers will pay approximately $1.5 million, and the Company will pay $2.0 million and issue 187,500 shares of its common stock. This represents a total settlement of approximately $11.0 million of which $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000.

The Company has filed a lawsuit against one of its insurance carriers to receive $2.0 million of coverage the insurance carrier has stated was not covered under the insurance policy.

On March 7, 2000, the Company announced it had received complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas but not served, alleges that California Amplifier has infringed Andrew Corporation's patent in the design of certain products. California Amplifier believes that the allegations are unfounded and without merit and will vigorously defend any attempt by the plaintiff to prosecute this action.

11.  SEGMENT AND GEOGRAPHIC DATA

In conjunction with the Company's reorganization into separate business units in January 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. In fiscal year 1998 (and for all prior years), the Company managed its business as a single segment with separate product lines. Accordingly, for fiscal year 1998, separate segment information is unavailable. The adoption of this standard had no effect on the Company's financial position or results of operations, but did change the presentation of segment information presented below (in 000's):

Fiscal Year 2000:

                                    Satellite  Wireless Access   Antenna        Corporate     Total
-----------------------------------------------------------------------------------------------------
Sales                               $ 59,688      $ 18,952       $ 6,988        $   ---     $ 85,628
Gross Profit                          15,788         4,939         2,704            ---       23,431
Income (loss) before tax              11,678           101           682        (14,638)     (2,177)
Depreciation                           1,573           977           190            250        2,990
Identifiable Assets                 $ 31,823      $  8,058       $ 2,531        $13,140     $ 55,552
-----------------------------------------------------------------------------------------------------

Fiscal Year 1999:

                                    Satellite  Wireless Access   Antenna        Corporate     Total
-----------------------------------------------------------------------------------------------------
Sales                               $12,503       $20,338        $ 4,299       $    ---     $ 37,140
Gross Profit                           3,377         5,837         1,331            ---       10,545
Income (loss) before taxes               850           557         (518)        (3,106)      (2,217)
Depreciation                             994         1,526           227            266        3,013
Identifiable Assets                 $  4,146      $  7,347       $ 1,582        $12,474     $ 25,549
-----------------------------------------------------------------------------------------------------

The  Company  does not have  significant  long-lived  assets  outside the United
States.

Sales information by product line for each of the three years in the period ended February 26, 2000, are as follows (in 000's):

                                             2000            1999          1998
--------------------------------------------------------------------------------
Satellite Products                         $59,688       $ 12,503        $13,131
Wireless Products                           18,952         20,338         27,738
Antenna Products                             6,988          4,299          6,064
--------------------------------------------------------------------------------
                                           $85,628        $37,140        $46,933
--------------------------------------------------------------------------------

Sales information by geographical area for each of the three years in the period ended February 26, 2000 is as follows (000's):

                                             2000            1999          1998
--------------------------------------------------------------------------------
United States                              $66,781        $20,265        $19,378
Canada                                       5,419          2,987          2,750
Latin America                                1,240          3,556         12,122
Europe                                       4,394          3,094          4,726
Middle East                                    847            520            203
Africa                                       1,832          3,739          4,014
Asia                                         4,091          1,449          2,757
Australia                                    1,024          1,530            983
--------------------------------------------------------------------------------
                                           $85,628        $37,140        $46,933
--------------------------------------------------------------------------------


In fiscal year 2000 one U.S. satellite products customer accounted for 19.4% of consolidated sales, and another U.S. satellite customer accounted for 17.4% of consolidated sales. In fiscal years 1999 and 1998 no customer accounted for 10% or more of consolidated sales.

12.  QUARTERLY FINANCIAL INFORMATION

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2000 and 1999 (in 000's, except percentages and per share data):

                                      First        Second         Third         Fourth       Fiscal
                                    Quarter        Quarter       Quarter        Quarter      2000
-----------------------------------------------------------------------------------------------------
Sales                               $ 13,093       $18,575       $26,251        $27,709      $85,628
Gross profits                          3,913         5,244         6,720          7,554       23,431
Gross margins                          29.9%         28.2%         25.6%          27.3%        27.4%
Net income (loss)                        358           901         1,585        (4,237)      (1,393)
Income (loss) per share             $   0.03       $  0.08       $  0.13        $(0.34)      $(0.12)
-----------------------------------------------------------------------------------------------------

                                      First        Second         Third         Fourth       Fiscal
                                    Quarter        Quarter       Quarter        Quarter      1999
-----------------------------------------------------------------------------------------------------
Sales                               $  9,060       $ 8,322       $ 9,681        $10,077      $37,140
Gross profits                          2,793         1,939         2,776          3,037       10,545
Gross margins                          30.8%         23.3%         28.7%          30.1%        28.4%
Net loss                               (485)         (837)         (205)             91      (1,436)
Loss per share                      $ (0.04)       $(0.07)       $(0.02)        $  0.01      $(0.12)
-----------------------------------------------------------------------------------------------------

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

10.4.2 Amendment No. 2 to the 1989 Key Employee Stock Option Plan filed as 1Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 (33-72704) and by this reference is incorporated herein and made a part hereof.

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