Form 10-K405/A
period 2000-02-26
CALIFORNIA AMPLIFIER INC
filed 2000-06-08
CIK 730255

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                              Amendment Number 1 to
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

                                               CALIFORNIA AMPLIFIER, INC.



                                               By: /s/ Fred M. Sturm
                                                  Chief Executive Officer
Dated:  June 7, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                   CAPACITIES

      SIGNATURES                  IN WHICH SERVED                    DATES
---------------------         ---------------------               --------



   /s/ Ira Coron              Chairman of the Board of Directors  June 7, 2000




   /s/ Fred M. Sturm          Chief Executive Officer, President
                              and Director                        June 7, 2000



   /s/ William E. McKenna      Director                           June 7, 2000




   /s/ Arthur H. Hausman       Director                           June 7, 2000




   /s/ Thomas L. Ringer        Director                           June 7, 2000

   /s/ Michael R. Ferron       Vice President, Finance,           June 7, 2000
                               Chief Financial Officer
                               (Principal Accounting Officer)
                               and Corporate Secretary

                           CALIFORNIA AMPLIFIER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Years Ended
--------------------------------------------------------------------------------------------
                                                        Feb. 26,     Feb. 27,      Feb. 28,
                                                         2000          1999         1998
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                               $ (1,393)    $(1,436)      $(2,665)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Non-cash litigation charge                             9,500         ---           ---
   Non-cash income tax benefit                           (3,470)        ---           ---
   Provision for doubtful accounts                           37          96           592
   Depreciation and amortization                          2,990       3,013         3,280
   Loss on sale of property and equipment                     3          14             1
   Minority interest share in net income (loss)
     of Micro Pulse, net of tax                             228        (207)          195
   Deferred tax asset                                       595         403        (1,200)
   Change in assets and liabilities,
     net of effect from purchase of controlling
     interest in Micro Pulse in 1999
     and Gardiner acquisition in 2000:
      Accounts receivable                               (11,252)        826           945
      Inventories                                        (6,322)      2,877         1,983
      Prepaid expenses and other assets                     164         352           824
      Accounts payable                                    4,598         783          (766)
      Accrued liabilities                                 4,615        (786)          (37)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                   293       5,935         3,152
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of property and equipment                      (5,352)     (1,321)       (2,750)
Net assets acquired from Gardiner                        (6,170)        ---           ---
Proceeds from sale of property and equipment                  7         912            12
Purchase of controlling interest in Micro Pulse             ---         ---           327
--------------------------------------------------------------------------------------------
Net cash used in investing activities                   (11,515)       (409)       (2,411)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
Debt borrowings                                           1,500         ---         1,582
Debt repayments                                            (596)       (740)         (980)
Issuances of common stock                                 4,136          25            36
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       5,040        (715)          638
--------------------------------------------------------------------------------------------

Effect of foreign exchange rates                            (56)         79          (122)

Net increase (decrease) in cash and
  cash equivalents                                       (6,238)      4,890         1,257
Cash and cash equivalents
  at beginning of year                                    9,312       4,422         3,165
--------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                                        $ 3,074     $ 9,312       $ 4,422
--------------------------------------------------------------------------------------------

            See accompanying notes to consolidated financial statements.