Form 10-Q
period 2000-05-27
CALIFORNIA AMPLIFIER INC
filed 2000-07-10
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT --- OF 1934

For the quarterly period ended:     May 27, 2000

                                       OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:       012182

                             CALIFORNIA AMPLIFIER, INC.
               (Exact name of registrant as specified in its charter)


      Delaware                                                    95-3647070
-------------------------                                      -----------------
(State or Other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

   460 Calle San Pablo
   Camarillo, California                                            93012
-------------------------                                      -----------------
(Address of principal executive offices)                             (Zip
Code)

                                     (805) 987-9000
                                     --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of May 27, 2000:          13,244,872

Number of pages in this Form 10-Q:  11

                         PART I - FINANCIAL INFORMATION

ITEM 1:           Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)
--------------------------------------------------------------------------------
                                                      May 27,           Feb. 26,
                                                        2000              2000
                                                   (unaudited)         (audited)
--------------------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                             $ 4,887           $ 3,074
Accounts receivable, net                               16,191            16,038
Inventories                                            13,485            12,948
Deferred tax asset                                      8,099             8,487
Prepaid expenses and other current assets                 563               685
--------------------------------------------------------------------------------
  Total current assets                                 43,225            41,232

Property and equipment, at cost, net of
  accumulated depreciation and amortization             9,903             9,731
Goodwill, net of amortization                           3,760             3,827
Other assets                                              576               762
--------------------------------------------------------------------------------
                                                      $57,464           $55,552

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                      $ 6,362           $ 9,242
Accrued liabilities                                    12,212            13,099
Current portion of long-term obligations                  239             4,973
--------------------------------------------------------------------------------
  Total current liabilities                            18,813            27,314

Long-term obligations, net of current portion           5,141               144
Minority interest share in net assets of
  Micro Pulse, Inc.                                       442               342

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                   ---               ---
Common stock, $.01 par value; 30,000 shares authorized;
  13,245 shares outstanding in May 2000 and
  12,658 in February 2000                                 132               127
Additional paid-in capital                             26,393            23,177
Accumulated other comprehensive income                  (253)             (226)
Retained earnings                                       6,796             4,674
--------------------------------------------------------------------------------

  Total stockholders' equity                           33,068            27,752
--------------------------------------------------------------------------------
                                                      $57,464           $55,552
--------------------------------------------------------------------------------

              See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)


                                                          Three Months Ended
                                                      --------------------------
                                                      May 27,          May 29,
                                                        2000            1999
--------------------------------------------------------------------------------

Sales                                                 $32,284           $13,093
Cost of sales                                          24,352             9,180
--------------------------------------------------------------------------------
Gross profit                                            7,932             3,913

Research and development                                1,671             1,199
Selling                                                 1,276             1,120
General and administrative                              1,433             1,067
--------------------------------------------------------------------------------
Income from operations                                  3,552               527

Interest and other income (expense), net                (102)                31
Minority interest share in (income) loss of
  Micro Pulse                                           (139)                 2
--------------------------------------------------------------------------------
Income before provision for income taxes                3,311               560
Provision for income taxes                              1,189               202
--------------------------------------------------------------------------------

Net income                                            $ 2,122           $   358
--------------------------------------------------------------------------------
Net income per share
                                   Basic              $   .16           $  0.03
                                   Diluted            $   .15           $  0.03
--------------------------------------------------------------------------------

Shares used in per share calculations
                                   Basic               12,955            11,791
                                   Diluted             14,086            12,346
--------------------------------------------------------------------------------


             See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
                                                          Three Months Ended
                                                      --------------------------
                                                      May 27,           May 29,
                                                        2000              1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                            $ 2,122           $   358
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Non-cash income tax provisio                         1,087                92
   Provision for doubtful accounts                         19                30
   Depreciation and amortization                          897               639
   Loss on sale of property and equipment                   1                 2
   Minority interest share in net income
     (loss) of Micro Pulse, net of tax                    100               (2)
   Deferred tax asset                                     ---                92
   Change in assets and liabilities,
     net of effect of Gardiner
     acquisition in fiscal year 2000:
      Accounts receivable                               (172)           (3,404)
      Inventories                                       (537)             (117)
      Prepaid expenses and other assets                   308               210
      Accounts payable                                (2,880)             1,528
      Accrued liabilities                               (887)               393
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities:       58             (179)
--------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                    (1,003)              (17)
Net assets acquired from Gardiner                         ---           (2,661)
--------------------------------------------------------------------------------
Net cash used in investing activities:                (1,003)           (2,678)
--------------------------------------------------------------------------------

Cash flows from financing activities:

Debt borrowings                                         5,000              ---
Debt repayments                                       (2,506)             (149)
Issuances of common stock                                 291                43
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:    2,785             (106)
--------------------------------------------------------------------------------

Effect of foreign exchange rates                         (27)              (69)

Net increase (decrease) in cash and cash equivalents    1,813           (3,032)
Cash and cash equivalents at the beginning of period    3,074             9,312
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 4,887          $  6,280
--------------------------------------------------------------------------------

              See Notes to Unaudited Consolidated Financial Statements

                           CALIFORNIA AMPLIFIER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 26, 2000. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                  May 27, 2000     Feb. 26, 2000
                                                  ------------     -------------

            Raw materials                             $11,047           $10,202
            Work in process                             1,113             1,073
            Finished good                               1,325             1,673
                                                       ------             -----
                                                      $13,485           $12,948
                                                      =======           =======


3. NET INCOME PER SHARE - Basic income per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted income per share increases the weighted average shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements.

                                                           Three Months Ended
                                                      --------------------------
                                                      May 27,            May 29,
                                                        2000               1999
                                                      -------           -------

Weighted average shares outstanding - Basic            12,955            11,791

Effect of dilutive securities
   Options                                                715               316
   Litigation settlement                                  124               ---
   Convertible debt                                       292               239
                                                      -------          --------

Weighted average shares outstanding - Diluted          14,086            12,346
                                                      =======          ========

4. COMPREHENSIVE INCOME - Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 27, 2000 and May 29, 1999 (in 000's):

                                                           Three Months Ended
                                                      --------------------------
                                                      May 27,            May 29,
                                                        2000               1999
                                                      -------           -------

            Net income                                 $2,122             $ 358
            Foreign currency translation
              adjustment, net of tax                     (27)              (69)
                                                      -------           -------

            Comprehensive income                       $2,095             $ 289
                                                      =======           =======


5. CONCENTRATION OF RISK - As of May 27, 2000, the Company had accounts receivable due from one customer of $4,568,000 or 28.2% of consolidated accounts receivable, and another customer of $3,174,000 or 19.6% of consolidated accounts receivable.

6. STATEMENT OF CASH FLOWS - In fiscal year 2001, the Company recorded the tax effect related to the exercise of stock options by increasing paid-in-capital and deferred tax assets by $700,000. These amounts were excluded from the statement of cash flows.

In fiscal year 2001, the Company issued 525,000 shares of its common stock for retirement of $2,231,250 of debt. These amounts were excluded from the statement of cash flows.

In fiscal year 2000, the Company recorded goodwill of $3,827,000 in conjunction with the acquisition of certain assets from Gardiner Communications and issued a note payable for $3,100,000. These amounts were excluded from the statement of cash flows.

7.  SEGMENTS  -  The  Company   currently   manages  its  business  under  three
identifiable business segments, Satellite Products, Wireless Access Products and Antenna Products.

Segment information for the three months ended May 27, 2000 and May 29, 1999 is as follows:

                                               Three Months Ended May 27, 2000
                              -----------------------------------------------------------------
                              Satellite    Wireless Access    Antenna      Corporate      Total
-----------------------------------------------------------------------------------------------
Sales                         $24,731          $5,466         $2,087        $  ---      $32,284
Gross Profit                    5,574           1,424            934           ---        7,932
Product Gross Margins           22.5%           26.0%          44.8%           ---        24.6%
Income (Loss) Before Tax        4,413              59            278         (1,439)      3,311
-----------------------------------------------------------------------------------------------

                                               Three Months Ended May 29, 1999
                              -----------------------------------------------------------------
                              Satellite    Wireless Access    Antenna      Corporate      Total
-----------------------------------------------------------------------------------------------
Sales                         $7,031          $4,969          $1,093        $  ---      $13,093
Gross Profit                   1,872           1,575             466           ---        3,913
Product Gross Margins          26.6%           31.7%           42.6%           ---        29.9%
Income (Loss) Before Tax       1,113             348             (5)          (896)         560
-----------------------------------------------------------------------------------------------

For the three months ended May 27, 2000, two satellite product customers accounted for 28.9% and 17.8% of consolidated sales. For the three months ended May 29, 1999, another satellite product customer accounted for 18.1% of consolidated sales.

8. PRO FORMA - On April 19,  1999,  the  Company  acquired  the  technology  and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including assumption of certain liabilities and related costs of the acquisition, was approximately $9.3 million, of which $3.5 million relates to the acquisition of product and technology rights. The Company paid $6.2 million in cash, and Gardiner received a $3,100,000, 8% one year convertible promissory note due April 19, 2000. In April 2000, a portion of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share, which was the market value at the date of grant, and the remaining balance was paid. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

The following pro forma information combines the operations of the Company and Gardiner for the three months ended May 29, 1999, as if the acquisition had occurred at February 27, 1999:

                                                              3 Months Ended
                                                                May 29, 1999
                                                    ----------------------------
                                                    As Reported       Pro forma
                                                    -----------       ---------

Sales                                                 $13,093           $15,093
Net income                                            $   358           $   518
Net income per share          Basic                   $   .03           $   .04
                              Diluted                 $   .03           $   .04
--------------------------------------------------------------------------------

Shares used in per share
  calculation                 Basic                    12,955            12,955
                              Diluted                  14,086            13,194
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999

SALES

Sales increased $19.2 million, or 147%, from $13.1 million for the three months ended May 29, 1999 to $32.3 million for the three months ended May 27, 2000. Sales of Satellite products increased $17.7 million, or 252%, from $7.0 million to $24.7 million. Sales of Wireless Access products increased $497,000, or 10%, from $5.0 million to $5.5 million. Sales of Antenna products by Micro Pulse increased $994,000, or 91%, from $1.1 million to $2.1 million.

The increase in sales of Satellite products resulted from continued strong demand for the Company's U.S. DBS products, and initial shipments of certain Satellite products to European markets. In the prior year period the Company did not sell significant amounts of Satellite products to these markets until its acquisition of Gardiner Communications, which occurred about halfway through the quarter on April 19, 1999.

The increase in the sales of Wireless Access products is a result of increases in the Company's sales of two-way transceiver products to the emerging fixed broadband wireless market, offset by the continued slowdown in the Wireless Cable video market which resulted in lower dollar and unit shipments of the Company's Wireless Cable video products. The Company shipped approximately $2.6 million of voice and data access during the three months ended May 27, 2000, as compared to $300,000 for the three months ended May 29, 1999.

The increase in sales of Antenna products resulted primarily from Micro Pulse expanding its customer base with a broader antenna product offering.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $4.0 million, or 103%, from $3.9 million to $7.9 million. Gross margins decreased to 24.6% from 29.9%. The increase in gross profits resulted from the 147% increase in sales, offset by lower product gross margins. The 5.3% decline in overall gross margin resulted primarily from pricing pressures in satellite products and traditional Wireless Cable products, a sales mix comprised of 77% Satellite products (54% in the prior year period) which sell at lower gross margins, higher material procurement costs, operational inefficiencies related to the difficulties in obtaining certain electronic components on a timely basis primarily for Satellite products, and under-absorbed factory overhead for Wireless Access products. The Company believes it has initiated certain measures to alleviate some of these issues, but does not expect to see improvement in gross margins during the second quarter of fiscal year 2001.

OPERATING EXPENSES

Research and development expenses increased by $472,000 from $1.2 million to $1.7 million. The increase related to additional engineering and design personnel, higher salaries to remain competitive with industry compensation trends, and higher material costs relating to new product design.

Selling expenses increased by $156,000 from $1.1 million to $1.3 million. The increase relates primarily to increased personnel to support higher sales.

General and administrative expenses increased by $366,000 from $1.1 million to $1.4 million. The increase related to increased personnel and higher salaries to support the larger business unit organizations.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, increased by $3.0 million, to $3.6 million from $527,000 in the comparable prior year period.

MINORITY INTEREST SHARE IN INCOME (LOSS) OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income (loss) of Micro Pulse.

PROVISION FOR INCOME TAXES

The provision for taxes for the first quarter of fiscal 2001 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 2000. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits, plus benefits from the exercise of nonqualified stock options.

NET INCOME

Net income, for reasons outlined above, increased by $1.8 million to $2.1 million from $358,000 in the comparable prior year period.

See also Note 7 "Segments," included in Notes to Unaudited Consolidated Financial Statements included elsewhere herein for additional operating data for separate business units.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, the Company renegotiated its financial arrangement with U.S. Bank. Under the terms of the new credit and debt arrangement, the Company borrowed $5.0 million as a term loan, with interest only at LIBOR plus 2.2% until June 2001, at which time the loan will convert to a five-year fully amortizing term loan. However, such loan can be prepaid without penalty. In addition, the Company's working capital facility was increased to $8.0 million.

The Company believes that cash flow from operations together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2001 will not be impacted significantly by foreign exchange fluctuation since a significant portion of the Company's fiscal year 2001 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China have made it more difficult to compete with in-country manufacturers.

SAFE HARBOR STATEMENT

Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On March 7, 2000, the Company announced that it had received a complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas, alleges that certain California Amplifier products infringe Andrew Corporation's patent rights. The complaint was served with this initial pleading on or about June 5, 2000. A first amended complaint was filed by Andrew Corporation on June 28, 2000. California Amplifier believes that the allegations of the first amended complaint lack merit and the Company intends to vigorously defend the action.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the quarter ended May 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 California Amplifier, Inc.
                                          ---------------------------------
                                                     (Registrant)


July 10, 2000                                     /s/ Michael R. Ferron
                                          ---------------------------------
                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer