Form 10-Q
period 2000-08-26
CALIFORNIA AMPLIFIER INC
filed 2000-10-04
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 26, 2000

                                       OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:       012182

                             CALIFORNIA AMPLIFIER, INC.
               (Exact name of registrant as specified in its charter)


      Delaware                                                    95-3647070
----------------------                                         --------------
(State or Other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

   460 Calle San Pablo
   Camarillo, California                                             93012
-----------------------                                        --------------
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

                                   Yes |X| No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of August 26, 2000: 13,482,859

Number of pages in this Form 10-Q:  13

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
-------------------------------------------------------------------------------
                                                      Aug. 26,          Feb. 26,
                                                        2000              2000
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                             $ 8,322           $ 3,074
Accounts receivable, net                               15,590            16,038
Inventories                                            15,261            12,948
Deferred tax asset                                      9,935             8,487
Prepaid expenses and other current assets                 336               685
--------------------------------------------------------------------------------
  Total current assets                                 49,444            41,232

Property and equipment, at cost, net of
  accumulated depreciation and amortization             9,955             9,731
Goodwill, net of accumulated amortization               3,692             3,827
Other assets                                              457               762
--------------------------------------------------------------------------------
                                                      $63,548           $55,552

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                      $ 6,029           $ 9,242
Accrued liabilities                                    11,795            13,099
Current portion of long-term obligations                  450             4,973
--------------------------------------------------------------------------------
  Total current liabilities                            18,274            27,314

Long-term obligations, net of current portion           4,808               144
Minority interest share in net assets of
  Micro Pulse, Inc.                                       525               342

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                   ---               ---
Common stock, $.01 par value; 30,000 shares authorized;
  13,483 shares outstanding at August 26, 2000 and
  12,658 at February 26, 2000                             135               127
Additional paid-in capital                             30,993            23,177
Accumulated other comprehensive income                  (223)             (226)
Retained earnings                                       9,036             4,674
--------------------------------------------------------------------------------

  Total stockholders' equity                           39,941            27,752
--------------------------------------------------------------------------------
                                                      $63,548           $55,552
--------------------------------------------------------------------------------

              See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

                                     Three Months Ended       Six Months Ended
                                    --------------------     ------------------
                                    Aug. 26,    Aug. 28,     Aug. 26,   Aug. 28,
                                      2000        1999         2000       1999
-------------------------------------------------------------------------------

Sales                               $34,032     $18,575     $66,316     $31,668
Cost of sales                        26,049      13,331      50,401      22,511
-------------------------------------------------------------------------------
Gross profit                          7,983       5,244      15,915       9,157

Research and development              1,674       1,331       3,345       2,530
Selling                               1,216       1,217       2,492       2,337
General and administrative            1,386       1,166       2,819       2,233
-------------------------------------------------------------------------------
Income from operations                3,707       1,530       7,259       2,057

Interest and other, net                 (86)        (70)       (188)        (39)
Minority interest share in income
  of Micro Pulse                       (117)        (53)       (256)        (51)
-------------------------------------------------------------------------------

Income before income taxes            3,504       1,407       6,815       1,967
Provision for income taxes           (1,264)       (506)     (2,453)       (708)
-------------------------------------------------------------------------------

Net income                          $ 2,240      $  901      $4,362       1,259
-------------------------------------------------------------------------------

Net income per share      Basic     $   .17      $  .08      $  .33      $  .11
                          Diluted   $   .16      $  .07      $  .31      $  .10
-------------------------------------------------------------------------------

Shares used in per share
    calculations          Basic      13,382      11,894       13,168     11,860
                          Diluted    14,354      13,450       14,250     12,765
-------------------------------------------------------------------------------


              See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
                                                             Six Months Ended
                                                        -----------------------
                                                         Aug. 26,       Aug. 28,
                                                           2000           1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $ 4,362         $ 1,259
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Non-cash income tax provision                          2,327             609
   Provision for doubtful accounts                         (44)           (213)
   Depreciation and amortization                          1,844           1,472
   Loss on sale of property and equipment                     4               3
   Minority interest share in net income
     of Micro Pulse, net of tax                             183              33
   Deferred tax asset
   Change in assets and liabilities,
     net of effect of Gardiner
     acquisition in fiscal year 2000:
      Accounts receivable                                   491         (5,774)
      Inventories                                       (2,313)           (113)
      Prepaid expenses and other assets                     655            (20)
      Accounts payable                                  (3,213)           3,358
      Accrued liabilities                               (1,304)           1,409
-------------------------------------------------------------------------------

Net cash provided by operating activities:                2,992           2,023
-------------------------------------------------------------------------------

Cash flows from investing activities:

Purchase of property and equipment                      (1,937)           (979)
Net assets acquired from Gardiner                             0         (3,153)
-------------------------------------------------------------------------------

Net cash used in investing activities:                  (1,937)         (4,132)
-------------------------------------------------------------------------------

Cash flows from financing activities:

Debt borrowings                                           5,000               0
Debt repayments                                         (2,628)           (297)
Issuances of common stock                                 1,818             355
-------------------------------------------------------------------------------

Net cash provided by financing activities:                4,190              58
-------------------------------------------------------------------------------

Effect of foreign exchange rates                              3            (75)

Net increase (decrease) in cash and cash equivalents      5,248         (2,126)
Cash and cash equivalents at the beginning of period      3,074           9,312
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $ 8,322         $ 7,186
-------------------------------------------------------------------------------

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

2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                                Aug. 26, 2000     Feb. 26, 2000
                                                -------------     -------------

            Raw materials                            $12,062           $10,202
            Work in process                              989             1,073
            Finished goods                             2,210             1,673
                                                      ------             -----
                                                     $15,261           $12,948
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

For the three and six months ended August 26, 2000 there were 431,000 options not considered in the diluted weighted average shares calculation because their inclusion would be anti-dilutive. No anti-dilutive options were excluded from the earnings per share computations for the three and six month periods ending August 28, 1999.

                                                   Three Months Ended (in 000's)
                                                   ----------------------------
                                                     Aug. 26,           Aug. 28,
                                                        2000               1999
                                                   -----------         ---------

Weighted average shares outstanding  - Basic          13,382             11,894

Effect of dilutive securities
   Options                                               784              1,031
   Litigation settlement                                 188               ---
   Convertible debt                                      ---                525
                                                   -----------         ---------

Weighted average shares outstanding  - Diluted        14,354             13,450
                                                   ===========         =========



                                                     Six Months Ended (in 000's)
                                                   -----------------------------
                                                     Aug. 26,           Aug. 28,
                                                        2000               1999
                                                   -----------         ---------

Weighted average shares outstanding  - Basic          13,168             11,860

Effect of dilutive securities
   Options                                               774                512
   Litigation settlement                                 156                ---
   Convertible debt                                      152                393
                                                   -----------         ---------

Weighted average shares outstanding  - Diluted        14,250             12,765
                                                   ===========         =========

4. COMPREHENSIVE INCOME - Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended August 26, 2000 and August 28, 1999 (in 000's):

                                                           Quarter Ended
                                                   -----------------------------
                                                     Aug. 26,           Aug. 28,
                                                        2000               1999
                                                   -----------         ---------

         Net income                                   $2,240                901
         Foreign currency translation adjustment          30                (7)
                                                   -----------         ---------

         Comprehensive income                         $2,270             $  894
                                                   ===========         =========


                                                          Six Months Ended
                                                   -----------------------------
                                                     Aug. 26,           Aug. 28,
                                                        2000               1999
                                                   -----------         ---------

         Net income                                   $4,362             $1,259
         Foreign currency translation adjustment           3               (75)
                                                   -----------         ---------

         Comprehensive income                         $4,365             $1,184
                                                   ===========         =========

5. CONCENTRATION OF RISK - As of August 26, 2000, the Company had accounts receivable due from one customer of $3,260,000 or 21% of consolidated accounts receivable, and another customer of $3,749,000 or 24% of consolidated accounts receivable.

For the three and six month period ended August 26, 2000 one customer accounted for 26% and 22% of sales respectively, while another customer accounted for 24.4% and 26.6% of sales, respectively and 12.9% of sales for the three months ended august 28, 1999. For the three and six month period ended August 28, 1999 another customer accounted for 26.2% and 22.9% of sales respectively.

All of the three customers referenced above were purchasers of Satellite products.

6. STATEMENT OF CASH FLOWS - In fiscal year 2001, the Company recorded the tax effect related to the exercise of stock options by increasing paid-in-capital and deferred tax assets by $3,775,000. These amounts were excluded from the statement of cash flows.

In fiscal year 2001, the Company issued 525,000 shares of its common stock for retirement of $2,231,000 of debt. These amounts were excluded from the statement of cash flows.

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

Segment information for the three months ended August 26, 2000 and August 28, 1999 is as follows:

                                           Three Months Ended August 26, 2000
                              -----------------------------------------------------------------
                              Satellite    Wireless Access    Antenna     Corporate      Total
-----------------------------------------------------------------------------------------------
Sales                          $24,679        $7,278           $2,075      $  ---      $34,032
Gross Profit                     4,442         2,795              746         ---        7,983
Gross Margin                     18.0%         38.4%            35.9%         ---        23.5%
Income (Loss) Before Taxes       3,233         1,529              189       (1,447)      3,504
-----------------------------------------------------------------------------------------------

                                           Three Months Ended August 28, 1999
                              -----------------------------------------------------------------
                              Satellite    Wireless Access    Antenna     Corporate      Total
-----------------------------------------------------------------------------------------------
Sales                          $13,000        $3,984           $1,591      $  ---      $18,575
Gross Profit                     4,124           582              538         ---        5,244
Gross Margin                     31.7%         14.6%            33.8%         ---        28.2%
Income (Loss) Before Taxes       2,684         (214)              131       (1,194)      1,407
-----------------------------------------------------------------------------------------------


                                            Six Months Ended August 26, 2000
                              -----------------------------------------------------------------
                              Satellite    Wireless Access    Antenna     Corporate      Total
-----------------------------------------------------------------------------------------------
Sales                          $49,410       $12,744           $4,162      $  ---      $66,316
Gross Profit                    10,016         4,219            1,680         ---       15,915
Gross Margin                     20.3%         33.1%            40.4%         ---        24.0%
Income (Loss) Before Taxes       7,646         1,588              467       (2,886)      6,815
-----------------------------------------------------------------------------------------------


                                           Six Months Ended August 28, 1999
                              -----------------------------------------------------------------
                              Satellite    Wireless Access    Antenna      Corporate     Total
-----------------------------------------------------------------------------------------------
Sales                          $20,031        $8,953           $2,684      $  ---      $31,668
Gross Profit                     5,996         2,157            1,004         ---        9,157
Gross Margin                     29.9%         24.1%            37.4%         ---        28.9%
Income (Loss) Before Taxes       3,797           134              126       (2,090)      1,967
-----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999

SALES

Total sales increased by $15.4 million, or 83%, from $18.6 million for the three months ended August 28, 1999 to $34.0 million for the three months ended August 26, 2000. Sales of Satellite Products increased $11.7 million from $13.0 million to $24.7 million. Sales of Wireless Access Products increased $3.3 million from $ 4.0 million to $7.3 million. Sales of Antenna Products by Micro Pulse increased $484,000 from $1.6 million to $2.1 million.

The  increase  in sales of  Satellite  Products  is  primarily  attributable  to significantly higher unit shipments of U.S. DBS products as a result of the satellite service providers significant subscriber additions year-over-year, and the Company's increase in market share since its acquisition of these products in April 1999. In addition, the Company also began to ship DBS products to certain European markets. Although year-over-year sales comparison show significant unit growth, sequential growth has slowed considerably due to satellite subscriber additions flattening in the United States. At this time operators are reducing inventory levels and their ordering patterns are slowing. Accordingly, the sales outlook for U.S. DBS products for each of the remaining two quarters of fiscal year 2001 appear to be less than the shipments in the second fiscal quarter.

The increase in the sale of Wireless Access Products resulted from higher unit shipments of two-way MMDS transceivers, primarily to North American customers as they introduce Wireless Internet in certain cities.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from slightly higher demand in certain markets.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $2.7 million, or 52%, from $5.2 million to $8.0 million. Gross margins decreased, however, to 23.5% from 28.2%. The 52% increase in gross profits resulted from an 83% increase in sales offset by lower product gross margins. Satellite gross margins for the three months ended August 26, 2000 decreased to 18% from 22.5% in the immediate preceding quarter and 31.7% for the comparable three month period of the prior year. The significant reduction in satellite gross margins for both period comparisons resulted from continued pricing pressures on Satellite products coupled with higher material costs, operational inefficiencies associated with the difficulties in obtaining certain electronic components on a timely basis, and higher than anticipated scrap. The significant reduction in gross margins relating to satellite products was offset by a significant gross margin improvement in Wireless Access products. Wireless Access product gross margins for the three months ended August 26, 2000 were 38.4% as compared to 26% for the immediate preceding quarter, and 14.6% for the comparable three month period of the prior year. The higher gross margins are a result of approximately $4.0 million of sales of two-way transceivers, at higher margins than current MMDS video products, and significantly higher absorption of factory overhead than in the comparable periods. Overall gross margins for the quarter ended August 26, 2000 still decreased, however, because the quarterly product sales mix was so heavily weighted toward the lower gross margin Satellite products, which accounted for 72.5% of quarterly sales.

The Company is still experiencing significant pricing pressures in Satellite products and is currently working on lower cost designs to reverse the gross margin decline and improve the availability of certain electronic components, however, the timing of these cost reductions will not be fully implemented until the fourth quarter. Any improvement in gross margins in the third quarter will be from an improved product sales mix with increased sales of Wireless Access products at higher product gross margins.

OPERATING EXPENSES

Research and development expenses increased by $343,000 from $1.33 million to $1.67 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

Selling  expenses  remained  relatively  the same at $1.2  million.  The Company
continues  to  monitor   discretionary   spending  as  it  analyzes  new  market
opportunities.

General and administrative expenses increased by $220,000 from $1.2 million to $1.4 million. The increase relates primarily to increased salaries and legal related expenses.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, increased by $2.2 million from income of $1.5 million for the three months ended August 28, 1999 to $3.7 million for the three months ended August 26, 2000.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income of Micro Pulse relating to the minority stockholders' share in Micro Pulse.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended August 26, 2000 is based upon an estimated annualized tax rate of 36%, the same tax rate as fiscal year 2000. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, increased by $1.3 million from net income of $901,000 for the three months ended August 28, 1999 to $2.2 million for the three months ended August 26, 2000.

SIX MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999

SALES

Total sales increased by $34.6 million from $31.7 million for the six months ended August 28, 1999 to $66.3 million for the six months ended August 26, 2000. Sales of Satellite Products increased $29.4 million from $20.0 million to $49.4 million. Sales of Wireless Access Products increased $3.8 million from $9.0 million to $12.7 million. Sales of Antenna Products increased $1.5 million from $2.7 million to $4.2 million.

The increase in sales of Satellite Products is primarily attributable to significantly higher unit shipments of U.S. DBS products as a result of the satellite service providers significant subscriber additions year-over-year, and the Company's increase in market share since its acquisition of these products in April 1999. In addition, the Company also began to ship DBS products to certain European markets.

The increase in the sale of Wireless Access Products resulted from shipments of two-way MMDS transceivers primarily to North American customers.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from a broadening of the Company's products and customer base.

GROSS PROFIT AND GROSS MARGIN

Gross profits increased by $6.7 million, or 74%, from $9.2 million to $15.9 million. The 74% increase in gross profits resulted from a 109% increase in sales, offset by lower product gross margins in satellite products. The reduction in gross margins resulted from a higher mix of Satellite product sales at significantly lower gross margins, offset by improved gross margins for Wireless Access products. The Company's Satellite products gross margin for the six month period ended August 26, 2000 was 20.3% as compared to 29.97% for the prior year period. Wireless Access products gross margins for the six month period ended August 26, 2000 were 33.1% as compared to 24.1% for the prior year period. The decline in gross margins for Satellite products relates to pricing pressures because of the competitive environment, coupled with component shortages and manufacturing inefficiencies. The improvement in gross margins for Wireless Access products relates to significantly higher volume shipments of the Company's two-way transceiver products and higher levels of factory overhead absorption because of higher volumes. (See also Gross Profit and Gross Margin for the three months ended August 26, 2000 and August 28, 1999 included elsewhere herein.)

The Company is currently attempting to reduce the product cost on its Satellite DBS products to improve gross margins, however, the Company must also continue to participate in the U.S. DBS satellite market at its current market share of approximately 40% thereby maintaining or increasing quarterly satellite sales to ensure improvements in gross margins result in an increase to gross profits.

OPERATING EXPENSES

Research and development expenses increased $815,000 from $2.53 million to $3.3 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

Selling expenses increased $155,000 from $2.3 million to $2.5 million. The Company continues to monitor discretionary spending as it analyzes new market opportunities.

General and Administrative expense increased $586,000 from $2.2 million to $2.8 million. The increase relates primarily to increased salaries and related expenses, increased legal and other miscellaneous corporate expenses.

INCOME FROM OPERATIONS

Income from operations, for the reasons outlined above, increased $5.2 million, from $2.1 million to $7.3 million.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income of Micro Pulse relating to the minority stockholders' share in Micro Pulse.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first six months of fiscal 2001 is based upon an estimated annualized tax rate of 36%, the same tax rate as fiscal year 2000. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, increased by $3.1 million from $1.3 million to $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an $8.0 million working capital facility with U.S. Bank at the bank's prime rate (9.5% at August 26, 2000). As of August 26, 2000, no amounts were outstanding under the credit facility. The $8.0 million credit facility with U.S. Bank expires in June 2001.

The Company believes that cash flow from operations, together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months.

The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that the remainder of fiscal year 2001 will not be impacted significantly by foreign exchange since a significant portion of the Company's fiscal year 2001 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China have made it more difficult to compete with in-country manufacturers.

A significant percentage of the Company's sales are generated by a few number of customers, who order product under short-term purchase orders. A change in their ordering pattern could adversely affect future sales.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 CBM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions were purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claimed that the defendants engaged in a scheme to make false and misleading statements and omit to disclose material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claimed that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. On September 21, 1998, the Federal legal action was dismissed in the United States District Court. The dismissal was upheld by the U.S. Court of Appeals for the Ninth Circuit on October 8, 1999.

On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000 and August 26, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice.

In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. Discovery has commenced and the insurance carrier has filed a Motion for Judgment on the Pleadings, to which the Company has filed opposition, which is set to be heard by the court on October 5, 2000.

On March 7, 2000, the Company announced that it had received a complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas, alleges that certain California Amplifier products infringe Andrew Corporation's patent rights. The complaint was served with this initial pleading on or about June 5, 2000. A first amended complaint was filed by Andrew Corporation on June 28, 2000. On July 18, 2000, Andrew Corporation filed a motion for a preliminary injunction seeking to enjoin the Company from selling the products that Andrew Corporation alleges infringe its patent rights. The parties agreed to continue the scheduled hearing on Andrew Corporation's motion to permit the parties to engage in discovery and briefing related to the motion, which is currently ongoing. The Company believes that the allegations of the first amended complaint and the motion lack merit and the Company intends to vigorously defend the action.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of California Amplifier, Inc. was held July 14, 2000.

At the annual meeting of stockholders proposals were considered for the election of Ira Coron, Fred Sturm, Arthur H. Hausman, Frank Perna, Jr. and Thomas L. Ringer as directors to serve until the 2001 annual meeting of stockholders. All of the five director-nominees were elected. The voting results are summarized below:

      Proposal
      --------
      1) Election of Directors:
                                               For         Withheld     Against
                                            ------------------------------------
         Ira Coron                           11,441,025     35,260          0
         Fred Sturm                          11,458,005     18,280          0
         Arthur Hausman                      11,440,040     36,245          0
         Frank Perna, Jr.                    11,449,280     27,005          0
         Thomas Ringer                       11,451,685     24,600          0

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended August 26, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 California Amplifier, Inc.

                                                     (Registrant)


October 4, 2000                                   /s/ Michael R. Ferron

                                                 Michael R. Ferron
                                                 Vice President, Finance and
                                                 Chief Accounting Officer