Form 10-Q
period 2000-11-25
CALIFORNIA AMPLIFIER INC
filed 2001-01-08
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 -

For the quarterly period ended:     November 25, 2000

                                       OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:             012182

                           CALIFORNIA AMPLIFIER, INC.
              (Exact name of registrant's specified in its charter)


        Delaware                                           95-3647070
---------------------------                            --------------------
(State or Other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

    460 Calle San Pablo
    Camarillo, California                                     93012
---------------------------                             -------------------
(Address of principal executive offices)                     (Zip Code)

                                 (805) 987-9000
                                 ---------------
                (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       No
                                             ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of November 25, 2000:  13,563,334

Number of pages in this Form 10-Q:  14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

--------------------------------------------------------------------------------------------------
                                                                      NOV. 25,            FEB. 26,
                                                                        2000                2000
                                                                    (unaudited)           (audited)
--------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                             $  6,173             $  3,074
Accounts receivable, net                                                16,582               16,038
Inventories                                                             16,724               12,948
Deferred tax asset                                                       8,842                8,487
Prepaid expenses and other current assets                                  553                  685
-----------------------------------------------------------------------------------------------------
        Total current assets                                            48,874               41,232

Property and equipment, at cost, net of
  accumulated depreciation and amortization                             11,037                9,731
Goodwill, net of accumulated amortization                                3,625                3,827
Other assets                                                               452                  762
-----------------------------------------------------------------------------------------------------
                                                                      $ 63,988             $ 55,552
-----------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                      $  6,280             $  9,242
Accrued liabilities                                                      7,513               13,099
Current portion of long-term obligations                                   424                4,973
-----------------------------------------------------------------------------------------------------
        Total current liabilities                                       14,217               27,314


Long-term obligations, net of current portion                            4,764                  144
Minority interest share in net assets of
  Micro Pulse, Inc.                                                        558                  342

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
  no shares outstanding                                                    ---                  ---
Common stock, $.01 par value; 30,000 shares authorized;
  13,563 shares outstanding at November 25, 2000 and
  12,658 shares outstanding at February 26, 2000                           136                  127
Additional paid-in capital                                              33,210               23,177
Accumulated other comprehensive income                                   (223)                (226)
Retained earnings                                                       11,326                4,674
-----------------------------------------------------------------------------------------------------

        Total stockholders' equity                                      44,449               27,752
-----------------------------------------------------------------------------------------------------
                                                                      $ 63,988             $ 55,552
-----------------------------------------------------------------------------------------------------


                       See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)


                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                          ------------------------      ------------------------
                                            NOV. 25,      NOV. 27,       NOV. 25,      NOV. 27,
                                             2000           1999           2000          1999
-----------------------------------------------------------------------------------------------------
Sales                                        $32,634       $26,251        $98,950       $57,919
Cost of sales                                 24,556        19,531         74,957        42,042
-----------------------------------------------------------------------------------------------------
Gross profit                                   8,078         6,720         23,993        15,877

Research and development                       1,691         1,385          5,036         3,915
Selling                                        1,096         1,377          3,588         3,714
General and administrative                     1,625         1,354          4,444         3,587
-----------------------------------------------------------------------------------------------------

Income from operations                         3,666         2,604         10,925         4,661

Interest and other, net                          (44)          (60)          (232)          (99)
Minority interest share in income
  of Micro Pulse                                 (44)          (67)          (300)         (118)
-----------------------------------------------------------------------------------------------------


Income before provision for income taxes       3,578         2,477         10,393         4,444
Provision for income taxes                    (1,288)         (892)        (3,741)       (1,600)
-----------------------------------------------------------------------------------------------------

Net income                                  $  2,290       $ 1,585       $  6,652       $ 2,844
-----------------------------------------------------------------------------------------------------

Net income per share           Basic        $   0.17       $   0.13      $   0.50       $  0.24
                               Diluted      $   0.16       $   0.12      $   0.47       $  0.22
-----------------------------------------------------------------------------------------------------
Shares used in per share
     calculations              Basic          13,549         12,087        13,279         11,939
                               Diluted        14,298         13,638        14,237         13,147
-----------------------------------------------------------------------------------------------------

                       See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                        NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------
                                                                    NOV. 25,           NOV. 27,
                                                                      2000               1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                         $   6,652              $   2,844
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Non-cash income tax provision                                      (355)                    626
    Provision for doubtful accounts                                     (35)                    174
    Depreciation and amortization                                      2,765                  2,074
    Loss on sale of property and equipment                                23                      9
    Minority interest share in net income
      of Micro Pulse, net of tax                                         216                    106
    Tax benefit from exercise of non-qualified
      employee stock options                                           3,775                    ---
    Change in assets and liabilities,
      net of effect of Gardiner
      acquisition in fiscal year 2000:
        Accounts receivable                                            (509)                (8,059)
        Inventories                                                  (3,776)                (5,823)
        Prepaid expenses and other assets                                442                    106
        Accounts payable                                             (2,963)                  6,343
        Accrued liabilities                                          (3,420)                    236
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities:                   2,815                (1,364)
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                   (3,892)                (2,457)
Net assets acquired from Gardiner                                        ---                (4,185)
-----------------------------------------------------------------------------------------------------

Net cash used in investing activities:                               (3,892)                (6,642)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Debt borrowings                                                        5,000                  1,054
Debt repayments                                                      (2,697)                    ---
Issuances of common stock                                              1,870                  1,963
-----------------------------------------------------------------------------------------------------

Net cash provided by financing activities:                             4,173                  3,017
-----------------------------------------------------------------------------------------------------

Effect of foreign exchange rates                                           3                  (102)

Net increase (decrease) in cash and cash equivalents                   3,099                (5,091)
Cash and cash equivalents at the beginning of period                   3,074                  9,312
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $   6,173              $   4,221
-----------------------------------------------------------------------------------------------------


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

2.  INVENTORIES  -  Inventories   include  the  cost  of  material,   labor  and
manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                           Nov. 25, 2000          Feb. 26, 2000
                                           -------------          -------------

               Raw materials                   $12,723              $10,202
               Work in process                     707                1,073
               Finished goods                    3,294                1,673
                                               -------              ---------
                                               $16,724              $12,948
                                               =======              =========

3. NET INCOME PER SHARE - Basic income per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted income per share increases the weighted average shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements.

For the three and nine months ended November 25, 2000 there were 489,900 and 398,000 options, respectively, not considered in the diluted weighted average shares calculation because their inclusion would be anti-dilutive, and for the three and nine months ended November 27, 1999 there were 20,000 and 171,500 options, respectively.

                                                                       Three Months Ended (in 000's)
                                                                 ------------------------------------
                                                                     Nov. 25,              Nov. 27,
                                                                       2000                  1999
                                                                 --------------         -------------

Weighted average shares outstanding - Basic                           13,549                12,087

Effect of dilutive securities
    Options                                                              621                 1,026
    Litigation settlement                                                128                   ---
    Convertible debt                                                     ---                   525
                                                                 --------------         -------------

Weighted average shares outstanding - Diluted                         14,298                13,638
                                                                 ==============         =============

                                                                        Nine Months Ended (in 000's)
                                                                 ------------------------------------
                                                                     Nov. 25,              Nov. 27,
                                                                       2000                  1999
                                                                 --------------         -------------

Weighted average shares outstanding - Basic                           13,279                11,939

Effect of dilutive securities
    Options                                                              708                   778
    Litigation settlement                                                144                   ---
    Convertible debt                                                     106                   430
                                                                 --------------         -------------

Weighted average shares outstanding - Diluted                         14,237                13,147
                                                                 ==============         =============

4. COMPREHENSIVE INCOME - Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 25, 2000 and November 27, 1999 (in 000's):


                                                      Quarter Ended
                                            ------------------------------------
                                                  Nov. 25,              Nov. 27,
                                                   2000                  1999
                                            --------------         -------------


 Net income                                      $ 2,290              $  1,585
 Foreign currency translation adjustment             (6)                  (27)
                                             --------------        -------------

 Comprehensive income                            $ 2,284              $  1,558
                                             ==============        =============


                                                      Nine Months Ended
                                            ------------------------------------
                                                  Nov. 25,              Nov. 27,
                                                   2000                  1999
                                            --------------         -------------

  Net income                                     $ 6,652              $  2,844
  Foreign currency translation adjustment            (3)                 (102)
                                            --------------         -------------

  Comprehensive income                           $ 6,649              $  2,742
                                            ==============         =============

5. CONCENTRATION OF RISK - The following table summarizes sales to customers which accounted for greater than 10% of consolidated sales for each of the following periods:

                                      Three Months Ended       Nine Months Ended
                                     -------------------      ------------------
                                     Nov. 25,    Nov. 27,     Nov. 25,  Nov. 27,
    Customer                          2000        1999         2000      1999
    --------                         -------     -------      -------   -------

        A                              22%         12%          22%        *
        B                              17%         20%          23%        *
        C                              12%         *            *          *
        D                               *          11%          *         11%

The following table summarizes accounts receivable due from customers that are greater than 10% of consolidated accounts receivable:

                                                   Balances as of:
                                      -----------------------------------------
    Customer                             Nov. 25, 2000          Feb. 26, 2000
    --------                          ----------------          ---------------

        A                                     12%                  15%
        B                                     15%                  28%
        E                                      *                   10%
        F                                     10%                    *
        G                                     10%                    *

Customers A through E are Satellite Product customers, and customer F and G are Wireless Access customers.

* Less than 10% of consolidated sales and/or accounts receivable.

6. STATEMENT OF CASH FLOWS - In fiscal year 2001, the Company issued 525,000 shares of its common stock for retirement of $2,231,000 of debt. These amounts were excluded from the statement of cash flows.

In fiscal year 2000, the Company recorded goodwill of $3,827,000 in conjunction with the acquisition of certain assets from Gardiner Communications and issued a note payable for $3,100,000. These amounts were excluded from the statement of cash flows.

7. SEGMENTS - The Company currently manages its business under three identifiable business segments, Satellite Products, Wireless Access Products and Antenna Products. Segment information for the three and nine months ended November 25, 2000 and November 27, 1999 is as follows:

                                                      THREE MONTHS ENDED NOVEMBER 25, 2000
                                                      ------------------------------------
                                    Satellite      Wireless      Antenna        Corporate     Total
-----------------------------------------------------------------------------------------------------

Sales                               $ 20,679      $ 10,125       $ 1,830        $   ---     $ 32,634
Gross Profit                           3,240         4,123           715            ---        8,078
Gross Margin                           15.7%         40.1%         39.1%            ---        24.8%
Income (Loss) Before Taxes             2,489         2,524            91        (1,526)        3,578
---------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED NOVEMBER 27, 1999
                                                      ------------------------------------
                                    Satellite      Wireless      Antenna        Corporate     Total
-----------------------------------------------------------------------------------------------------

Sales                               $ 18,973      $  5,302       $ 1,976        $   ---     $ 26,251
Gross Profit                           4,821         1,209           690            ---        6,720
Gross Margin                           25.4%         22.8%         34.9%            ---        25.6%
Income (Loss) Before Taxes             3,655           (6)           168        (1,340)        2,477
---------------------------------------------------------------------------------------------------------------

                                                      NINE MONTHS ENDED NOVEMBER 25, 2000
                                                      -----------------------------------
                                    Satellite      Wireless      Antenna        Corporate     Total
-----------------------------------------------------------------------------------------------------

Sales                               $ 70,089      $ 22,869        $5,992        $   ---     $ 98,950
Gross Profit                          13,256         8,342         2,395            ---       23,993
Gross Margin                           18.9%         36.5%         40.0%            ---        24.2%
Income (Loss) Before Taxes            10,135         4,112           558        (4,412)       10,393
---------------------------------------------------------------------------------------------------------------

                                                      NINE MONTHS ENDED NOVEMBER 27, 1999
                                                      -----------------------------------
                                    Satellite      Wireless      Antenna        Corporate     Total
-----------------------------------------------------------------------------------------------------

Sales                               $ 39,004      $ 14,255        $4,660        $   ---     $ 57,919
Gross Profit                          10,819         3,364         1,694            ---       15,877
Gross Margin                           27.7%         23.6%         36.4%            ---        27.4%
Income (Loss) Before Taxes             7,452           128           294        (3,430)        4,444
---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999

SALES

Total sales increased by $6.4 million from $26.3 million for the three months ended November 27, 1999 to $32.6 for the three months ended November 25, 2000. Sales of Satellite Products increased $1.7 million from $19.0 million to $20.7 million. Sales of Wireless Access Products increased $4.8 million from $5.3 million to $10.1 million. Sales of Antenna Products by Micro Pulse decreased $146,000 from $2.0 million to $1.8 million.

The 8.9% increase in Satellite Product sales is primarily attributable to a sales mix change to higher priced units. Despite the year-over-year sales growth, sequential growth has slowed considerably due to the flattening of satellite subscriber additions in the United States. As a result, the Company is experiencing a significant reduction in ordering patterns by customers as they reduce inventory levels to accommodate slower subscriber growth.

The 91% increase in the sale of Wireless Access Products resulted from higher unit shipments of two-way MMDS transceivers, primarily to North American customers as they introduce Wireless Internet in certain cities. The Company's ability to continue sequential sales growth in Wireless Access Products in the fourth quarter, due to the order cancellations by Look Communications, is highly dependent upon domestic operators' equipment requirements.

The decrease in the sale of Antenna Products by Micro Pulse resulted primarily from product requirements from the Company's equipment customers slowing. The impact, if any, of such slowing on future sales growth has not yet been determined.

GROSS PROFITS AND GROSS MARGINS

Gross profits increased from $6.7 million to $8.1 million primarily from an increase in sales offset by lower gross margins. Gross margins decreased from 25.6% to 24.8%. Satellite Product gross margins for the three months ended November 25, 2000 decreased to 15.7% from 18.0% in the immediately preceding quarter, and from 25.4% for the comparable three month period of the prior year. The significant reduction in Satellite Product gross margins for both period comparisons resulted from continued pricing pressures on Satellite Products coupled with higher per unit operational costs associated with lower unit volume. The significant reduction in gross margins relating to Satellite Products was offset by a significant gross margin improvement in Wireless Access Products. Wireless Access Product gross margins for the three months ended November 25, 2000 were 40.1% as compared to 38.4% for the immediate preceding quarter, and 22.8% for the comparable three month period of the prior year.

The Company is still experiencing significant pricing pressures in Satellite Products and is currently developing lower cost designs to reverse the gross margin decline, however, these cost reductions is not expected to be fully implemented until midway through the fourth quarter because the volume of inventory of older designs must first be depleted.

Gross margins in the fourth quarter is expected to be lower due to a significantly lower volume of Satellite Products being manufactured while two factories remain staffed for higher volume production. The Company is currently addressing production and factory requirements for its fiscal year 2002 beginning March 4, 2001.

OPERATING EXPENSES

Research and development expenses increased from $1.4 million to $1.7 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

Selling expenses decreased from $1.4 million to $1.1 million. The decrease in selling expense relates primarily to the timing of tradeshows and certain discretionary marketing expenses.

General and administrative expenses increased from $1.4 million to $1.6 million. The increase relates primarily to increased salaries and legal related expenses.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, increased by $1.1 million from $2.6 million to $3.7 million.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income of Micro Pulse relating to the minority stockholders' share in Micro Pulse.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended November 25, 2000 is based upon an estimated annualized tax rate of 36%, the same tax rate as fiscal year 2000. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, increased by $705,000 from $1.6 million for the three months ended November 27, 1999 to $2.3 million for the three months ended November 25, 2000.

NINE MONTHS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999

SALES

Total sales increased by $41.0 million from $57.9 million for the nine months ended November 27, 1999 to $99.0 million for the nine months ended November 25, 2000. Sales of Satellite Products increased $31.1 million from $39.0 million to $70.1 million. Sales of Wireless Access Products increased $8.6 million from $14.3 million to $22.9 million. Sales of Antenna Products by Micro Pulse increased $1.3 million from $4.7 million to $6.0 million.

The 80% increase in sales of Satellite Products is primarily attributable to significantly higher unit shipments of U.S. DBS products as a result of the satellite service providers significant subscriber additions year-over-year, and the Company's increase in market share since its acquisition of these products in April 1999.

The increase in the sale of Wireless Access Products resulted from higher unit shipments of two-way MMDS transceivers primarily to North American customers.

The increase in the sale of Antenna Products by Micro Pulse resulted primarily from a broadening of the Company's products and customer base.

It should be noted that the year-over-year sales growth for Satellite and Antenna Products occurred primarily in the Company's first and second quarters of fiscal year 2001. In the Company's third fiscal quarter sales of Satellite Products increased approximately 9% when compared to the prior year quarter, but decreased 16% sequentially, while Antenna Products decreased nominally when compared to the prior year quarter or the preceding quarter. Currently the Company anticipates sales of both Satellite and Antenna Products to be lower in the fourth quarter when compared to the preceding third quarter (see also Results of Operations for the three months ended November 25, 2000 and November 27, 1999 included elsewhere herein).

GROSS PROFITS AND GROSS MARGINS

Gross profits increased by $8.1 million from $15.9 million to $24 million, while gross margins decreased from 27.4% to 24.2%. The 51% increase in gross profits resulted from a 71% increase in sales, offset by lower product gross margins in Satellite Products. The reduction in gross margins resulted from a slightly higher mix of Satellite Product sales but at significantly lower gross margins, being offset by improved gross margins for Wireless Access Products. The Company's Satellite Products gross margin for the nine-month period ended November 25, 2000 was 18.9% as compared to 27.7% for the prior year period. Wireless Access Products gross margins for the nine-month period ended November 25, 2000 were 36.5% as compared to 23.6% for the prior year period. The decline in gross margins for Satellite Products relates to pricing pressures because of the competitive environment, coupled with component shortages and manufacturing inefficiencies. The improvement in gross margins for Wireless Access Products relates to significantly higher volume shipments of the Company's two-way transceiver products and higher levels of factory overhead absorption because of higher volumes. (See also Gross Profit and Gross Margin for the three months ended November 25, 2000 and November 27, 1999 included elsewhere herein.)

OPERATING EXPENSES

Research and development expenses increased $1.1 million from $3.9 million to $5.0 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

Selling expenses decreased $126,000 from $3.7 million to $3.6 million. The decrease is primarily a result of monitoring certain discretionary marketing spending.

General and Administrative expenses increased $857,000 from $3.6 million to $4.4 million. The increase relates primarily to increased salaries and related expenses, increased legal and other miscellaneous corporate expenses.

INCOME FROM OPERATIONS

Income from operations, for the reasons outlined above, increased $6.3 million from $4.7 million for the nine months ended November 27, 1999 to $11.0 million for the nine months ended November 25, 2000.

MINORITY INTEREST SHARE IN INCOME OF MICRO PULSE

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income of Micro Pulse relating to the minority stockholders' share in Micro Pulse.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of fiscal 2001 is based upon an estimated annualized tax rate of 36%, the same tax rate as fiscal year 2000. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

NET INCOME

Net income, for reasons outlined above, increased by $3.8 million from $2.8 million for the nine months ended November 27, 1999 to $6.7 million for the nine months ended November 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an $8.0 million working capital facility with U.S. Bank at the bank's prime rate (9.5% at November 25, 2000). As of November 25, 2000, no amounts were outstanding under the credit facility. The $8.0 million credit facility with U.S. Bank expires in June 2001.

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

A significant percentage of the Company's sales are generated by a few number of customers who order product under short-term purchase orders. A change in their ordering pattern could adversely affect future sales.

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

NEW AUTHORATATIVE PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company will adopt the standard in March 2001. Management does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. The application of SAB No. 101 has not had a material effect on the Company's revenue recognition and results of operations.

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

On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000 and November 25, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of November 25, 2000, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million and one of its insurance carriers the remaining $1.0 million.

In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. Plaintiffs filed a Notice of Appeal on November 21, 2000 and intend to pursue an appeal vigorously.

On March 7, 2000, the Company announced that it had received a complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas, alleges that certain California Amplifier products infringe Andrew Corporation's patent rights. The complaint was served with this initial pleading on or about June 5, 2000. A first amended complaint was filed by Andrew Corporation on June 28, 2000. On July 18, 2000, Andrew Corporation filed a motion for a preliminary injunction seeking to enjoin the Company from selling the products that Andrew Corporation alleges infringe its patent rights. The Company has filed an opposition to this motion, but further briefing relating to the preliminary injunction motion is currently on hold pending the Court's decision on a related motion filed by Andrew. The Company believes that the allegations of the first amended complaint lack merit and the Company intends to vigorously defend the action.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended November 25, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      California Amplifier, Inc.
                                                   -----------------------------
                                                               (Registrant)


January 8, 2001                                           /s/ Michael R. Ferron
                                                   -----------------------------
                                                        Michael R. Ferron
                                                     Vice President, Finance and
                                                        Chief Accounting Officer