Form 10-Q/A
period 1999-05-29
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment Number 1 to

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 29, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 012182

CALIFORNIA AMPLIFIER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other jurisdiction of incorporation or organization)	95-3647070 (IRS Employer Identification No.)
460 Calle San Pablo Camarillo, California (Address of principal executive offices)	93012 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock Outstanding as of May 29, 1999:  11,798,297

    Number of pages in this From 10-Q/A:  16

PART I—FINANCIAL INFORMATION

ITEM 1:  Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except par value)

	May 29, 1999	Feb. 27,1999
	(Unaudited) (As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,207	$9,312
Accounts receivable, net	8,780	5,002
Inventories	3,980	3,974
Deferred tax asset	1,572	1,597
Prepaid expenses and other current assets	548	446

Total current assets	21,087	20,331
Property and equipment, at cost, net of accumulated depreciation and amortization	5,023	4,498
Goodwill, net of amortization	3,843	—
Other assets	700	720

	$30,653	$25,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,106	$2,644
Accrued liabilities	2,094	1,613
Current portion of long-term obligations	3,634	597

Total current liabilities	9,834	4,854
Long-term debt	430	516
Minority interest share in net assets of Micro Pulse, Inc.	112	114
Commitments and contingencies
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 11,798 shares outstanding in May 1999 and 11,785 shares outstanding in February 1999	118	118
Additional paid-in capital	14,093	14,050
Accumulated other comprehensive loss	(240)	(170)
Retained earnings	6,306	6,067

Total stockholders' equity	20,277	20,065

	$30,653	$25,549

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	May 29, 1999	May 30, 1998
	(As Restated, see Note 1)
Sales	$12,928	$9,060
Cost of sales	9,285	6,267

Gross profit	3,643	2,793
Research and development	1,143	1,216
Selling	1,073	1,246
General and administrative	1,104	1,071

Income (loss) from operations	323	(740)
Interest and other income (expense), net	48	(6)
Minority interest share in (income) loss of Micro Pulse	2	(12)

Income (loss) before tax	373	(758)
(Provision for) benefit from income taxes	(134)	273

Net income (loss)	$239	$(485)

Net income (loss) per share
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Shares used in per share calculations
Basic	11,791	11,780
Diluted	12,346	11,780

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended
	May 29, 1999	May 30, 1998
	(As Restated, see Note 1)
Cash flows from operating activities:
Net income (loss)	$239	$(485)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	30	—
Depreciation and amortization	661	787
Loss on sale of property and equipment	2	6
Minority interest share in income (loss) of Micro Pulse, net of tax	(2)	12
Deferred tax asset	25	(27)
Change in assets and liabilities, net of effect of Gardiner acquisition in fiscal year 2000:
Accounts receivable	(3,402)	582
Inventories	794	490
Prepaid expenses and other assets	183	151
Accounts payable	1,462	18
Accrued liabilities	(157)	(290)

Net cash (used in) provided by operating activities	(165)	1,244

Cash flows from investing activities:
Purchase of property and equipment	(17)	(272)
Net assets acquired from Gardiner	(2,747)	—

Net cash used in investing activities	(2,764)	(272)

Cash flows from financing activities:
Debt repayments	(149)	(292)
Issuances of common stock	43	17

Net cash used in financing activities	(106)	(275)

Effect of foreign exchange rates	(70)	—
Net (decrease) increase in cash and cash equivalents	(3,105)	697
Cash and cash equivalents at the beginning of period	9,312	4,422

Cash and cash equivalents at end of period	$6,207	$5,119

See Notes to Unaudited Consolidated Financial Statements

CALIFORNIA AMPLIFIER, INC.

Notes to Unaudited Consolidated Financial Statements

(As Restated)

1.  Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 27, 1999. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

    Restatement of the three Months ended May 29, 1999—On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to the Company's management.

    The Company has determined the effect of these irregularities and other errors on its previously issued financial statements and has restated the accompanying financial statements for the three months ended May 29, 1999. The improper journal entries have been reversed, and the general ledger closings for each period within the fiscal year have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    In the process of reclosing interim financial statements, the Company identified minor discrepancies which are corrected in the accompanying unaudited interim financial statements.

    The Company's investigation determined that there has been no misappropriation of cash or other assets.

Statement of Operations Data
(in thousands)

	Three Months Ended May 29, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Sales	$13,093	$(165)	$12,928
Cost of sales	9,180	105	9,285
Gross profit	3,913	(270)	3,643
Operating expenses	3,386	(66)	3,320
Other income, net	33	17	50
Provision for income taxes	(202)	68	(134)
Net income	358	(119)	239
Net per share—
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.03	$(0.01)	$0.02

Balance Sheet Data
(in thousands)

	As of May 29, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	$6,280	$(73)	$6,207
Accounts receivable, net	8,376	404	8,780
Inventories	4,091	(111)	3,980
Deferred tax asset	1,505	67	1,572
Prepaid expenses and other current assets	544	4	548
Property and equipment, net	5,649	(626)	5,023
Goodwill, net of amortization	3,826	17	3,843
Other assets	481	219	700
Accounts payable	4,172	(66)	4,106
Accrued liabilities	2,006	88	2,094
Stockholders' equity	20,398	(121)	20,277

    2.  Inventories—Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	May 29, 1999	Feb. 27, 1999
Raw materials	$2,328	$2,441
Work in process	49	40
Finished goods	1,603	1,493

	$3,980	$3,974

    3.  Comprehensive Income (Loss)—Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 29, 1999 and May 30, 1998 (in thousands):

	Quarter Ended May 29, 1999	Quarter Ended May 30, 1998
Net income (loss)	$239	$(485)
Foreign currency translation adjustment, net of tax	(70)	(24)

Comprehensive income (loss)	$169	$(509)

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

	Three Months Ended May 29, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$6,866	$4,969	$1,093	$—	$12,928
Gross Profit	1,796	1,381	466	—	3,643
Gross Margin	26.2%	27.8%	42.6%	—	28.2%
Income (Loss) Before Tax	1,093	200	(1)	(919)	373

	Three Months Ended May 29, 1998
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$2,202	$5,552	$1,306	$—	$9,060
Gross Profit	704	1,549	540	—	2,793
Gross Margin	32.0%	27.9%	41.3%	—	30.8%
Income (Loss) Before Tax	32	150	(22)	(918)	(758)

    5.  Acquisition and Pro Forma Results of Operations

    On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, inventory, and manufacturing and development related equipment. The total purchase price, including the assumption of certain liabilities and certain costs incurred in connection with the acquisition was approximately $9.3 million. The Company paid approximately $2.8 million in cash on closing and will pay approximately $3.4 million in cash on or about August 30, 1999 for additional inventory and equipment. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. A portion of the debt can be converted into 525,000 shares of the Company's common stock at the lower per share conversion price equal to $4.25 or the average closing sales price of the Company's common stock for the immediate twenty trading days prior to conversion. As part of the purchase, the Company recorded Goodwill of $3.9 million which is being amortized over 15 years.

    The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in thousands):

	3 Months May 29, 1999		3 Months May 30, 1998
	As Reported	Pro forma	As Reported	Pro forma
Sales	$12,928	$14,928	$9,060	$13,248
Net Income (Loss)	$239	$399	$(485)	$(229)
Net Income (Loss) Per Diluted Share	$.02	$.03	$(.04)	$(.02)

    6.  Statement of Cash Flows—In fiscal year 2000, the Company recorded goodwill of $3.9 million in conjunction with the acquisition of certain assets from Gardiner Communications and issued a note payable for $3.1 million. The non-cash portion of this acquisition was excluded from the statement of cash flows.

    7.  Subsequent Events

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

    On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. Under terms of the settlement the Company will issue 187,500 shares of its common stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million, of which $9.5 million was accrued in the consolidated financial statements for the year ended February 26, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of November 25, 2000, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million, with one of its insurance carriers paying the remaining $1.0 million.

    In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and an Opening Brief on March 1, 2001. The Defendants filed a Response Brief on April 30, 2001. Plaintiff's Reply Brief was filed on May 21, 2001. No hearing date has been set to argue the appeal.

    On March 29, 2001, the Company announced that it was investigating improper adjustments made by the corporate controller to the Company's accounting records (see Note 1). On March 29, 2001, subsequent to the Company's announcement, NASDAQ halted trading of the Company's common stock.

    On April 4, 2001, the Company announced that Arthur Andersen LLP had withdrawn its opinion with respect to the Company's financial statements for the fiscal year ended February 26, 2000.

    On May 3, 2001, the Company announced that it had received notification from NASDAQ that due to the Company's failure to comply with filing requirements requiring audited financial statements to be included in its annual report, NASDAQ intended to delist the shares of the Company's common stock at the opening of business on May 8, 2001. The Company appealed the notice of delisting and currently has a hearing scheduled for May 25, 2001. Until the hearing, the Company's common stock will continue to be listed on NASDAQ, although trading will continue to be halted.

    On May 4, 2001, the Company announced that it had received notice from the Securities and Exchange Commission (the SEC) that the SEC is conducting an informal inquiry into the circumstances that caused the Company to restate its financial statements. The Company intends to cooperate with the SEC inquiry.

    Following the announcement by the Company on March 29, 2001 of the resignation of its Controller and the possible overstatement of net income for the fiscal year ended February 26, 2000, the Company and certain of its officers and directors have been named defendants in twenty putative class actions in federal court:

  (A)
  John Michael Roberts and David Sciorsci, On Behalf of Themselves and All Others Similarly Situated, Plaintiffs v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-02988 MMM (RNBx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (B)
  Mike Rogers, On His Own Behalf and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. CV-01-02992 ER (JWJx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (C)
  James Leonhard, On His Own Behalf and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. CV-01-03046 ER (CWx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (D)
  Stephen W. Brock, On His Own Behalf and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. SACV-01-373 DOC (ANx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (E)
  Edward Kall, On His Own Behalf and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. SACV-01-382 DOC (ANx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (F)
  Richard Taylor, Individually and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. CV-01-03112 MRP (AIJx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (G)
  Michael Sebani, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03187 FMC (CWx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (H)
  Peter Chervin, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03300 (Ex). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (I)
  Brian Abramson, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western

    Division, Case No. CV-01-03322 MRP (DNBx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (J)
  Orlando Martinez, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03329 NM (SHx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (K)
  Charles Medalie, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03379 CBM (BQRx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (L)
  Dennis M. McCarthy, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03441 WJR (MANx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (M)
  Ronald E. Beard, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03507 GAF (CTx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (N)
  David G. Hess, Individually and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, Michael R. Ferron, and John Doe Defendants, United States District Court, Central District of California, Western Division, Case No. CV-01-03508 DT (CWx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (O)
  Richard Bradford Brewer, On His Own Behalf and On Behalf of All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. CV-01-03511 AHM (RZ). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (P)
  Yousef Machour, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03587 CM (BQRx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (Q)
  James Welch, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03758 SVW (MANx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (R)
  James S. Thomas, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Fred Sturm, and Michael R. Ferron, Defendants, United States District Court, Central District of California, Western Division, Case No. CV-01-03774 TJH (MANx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (S)
  Greg Moccia, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03776 FMC (MANx). This action alleges violations of Sections

    10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

  (T)
  Chadrakant Itchhaporia, On Behalf of Himself and All Others Similarly Situated, Plaintiff v. California Amplifier, Inc., Defendant, United States District Court, Central District of California, Western Division, Case No. CV-01-03896 DDP (Mcx). This action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

    Sixteen of the class actions seek to represent a class of purchasers of the Company's common stock for the period between April 6 or 7, 2000 to March 28, 2001. Four of the class actions seek to represent a class of purchasers of the Company's common stock for the period between June 10 or 11, 1999 to March 28 or 29, 2001 (Taylor, Welch, Moccia, and Itchhaporia). All of the complaints cite to the Company's March 29, 2001 announcement regarding the resignation of the Company's corporate controller and statement that net income for the fiscal year ended February 26, 2000 may have been overstated by as much as $2.2 million. The complaints generally allege that the defendants artificially inflated the price of the Company's stock during the class period by allegedly making false representations about the Company's financial results or failing to disclose adverse facts about its financial results. The complaints also allege without specific facts that the individual defendants knew or were reckless in making the alleged false statements about the Company's financial results.

    The twenty actions are expected to be consolidated into a single action pursuant to stipulation of the parties. The Company expects to move to dismiss the complaints after they are consolidated and a lead plaintiffs' counsel appointed, and intends to defend the actions vigorously. At this time it is not possible to determine the outcome of these actions.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended May 29, 1999 and May 30, 1998

Sales

    Sales increased by $3.9 million, or 42.7%, to $12.9 million for the three months ended May 29, 1999 from $9.1 million for the three months ended May 30, 1998. Sales of Satellite products increased $4.7 million, or 212%, to $6.9 million from $2.2 million. Sales of Wireless products decreased $583,000, or 10.5%, to approximately $5.0 million from $5.6 million. Sales of Antenna products by Micro Pulse decreased $213,000, or 16.3%, to $1.1 million from $1.3 million.

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

Gross Profits and Gross Margins

    Gross profits increased by $850,000, or 30.4%, to $3.6 million for the three months ended May 29, 1999 from $2.8 million for the three months ended May 30, 1998. Gross margins decreased to 28.2% from 30.8%. The increase in gross profits resulted from the 42.7% increase in sales, offset by lower gross margins. The decline in gross margins resulted primarily from increased sales of lower gross margin DBS Satellite products, acquired from Gardiner in April 1999, partially offset by higher gross margins for the Company's Wireless Cable Video products.

    See also Note 4 Segments included elsewhere herein.

Operating Expenses

    Research and development expenses decreased by $73,000 from $1,216,000 to $1,143,000.

    Selling expenses decreased by $173,000 from $1,246,000 to $1,073,000.

    General and administrative expenses increased by $33,000 from $1,071,000 to $1,104,000.

    During the prior year, the Company focused on reducing operating costs more in line with the then current sales levels. Accordingly, the organizational infrastructure was downsized in the later part of fiscal year 1999 resulting in lower operating costs. Total operating costs in the first quarter of fiscal year 2000 increased by $334,000, compared to the aggregate operating costs in the fourth quarter of fiscal year 1999, which is primarily attributable to increased operating costs associated with the acquisition of Gardiner in April 1999.

Income (Loss) from Operations

    Income from operations, for the reasons noted above, increased by $1.06 million, to income of $323,000 from a loss of $740,000.

Minority Interest Share in (Income) Loss of Micro Pulse

    The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in the (income) loss of Micro Pulse eliminates the 49.5% of the (income) loss of Micro Pulse.

(Provision for) Benefit from Income Taxes

    The provision for taxes for the first quarter of fiscal 2000 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

Net Income (Loss)

    Net income, for reasons outlined above, increased by $724,000, to net income of $239,000 from a loss of $485,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a $6.0 million credit facility with Santa Monica Bank at the bank's prime rate (8.0% at July 1, 1999). As of May 29, 1999, there were no amounts outstanding under this arrangement.

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

SAFE HARBOR STATEMENT

    Forward looking statements in this Form 10-Q/A which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, timing and market acceptance of new product introductions, new technologies, the financial investigation announced on March 29, 2001, litigation and related matters and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

    On June 11, 1997, the Company and certain of its directors and officers had two legal actions filed against them, one in the United States District Court, Central District of California, entitled Yourish v. California Amplifier, Inc., et al., Case No. 97-4293 (BM (Mcx), and the other in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc. et al., Case No. CIV 173569. On June 30, 1997, another legal action was filed against the same defendants in the Superior Court for the State of California, County of Ventura, entitled Burns, et al., v. California Amplifier, Inc., et al., Case No. CIV 173981. All three actions are purported class actions on behalf of purchasers of the common stock of the Company between September 12, 1995 and August 8, 1996. The actions claim that the defendants engaged in a scheme to make false and misleading statements and omitted disclosure of material adverse facts to the public concerning the Company, allegedly causing the Company's stock price to artificially rise, and thereby allegedly allowing the individual defendants to sell stock at inflated prices. Plaintiffs claim that the purported stockholder class was damaged when the price of the stock declined upon disclosure of the alleged adverse facts. The Company and its legal counsel are currently evaluating the claims. Based upon the analysis performed to date, the Company, its directors and officers, plan to vigorously defend themselves against these claims.

    See also Note 6, Subsequent Events included elsewhere herein.

ITEM 2.  Changes in Securities

    None.

ITEM 3.  Defaults upon Senior Securities

    None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    None.

ITEM 5.  Other Information

    None.

ITEM 6.  Exhibits and Reports on Form 8-K

    Current report on Form 8-K dated May 3, 1999 (date of event April 19, 1999) reporting Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits."

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA AMPLIFIER, INC. (Registrant)
May 22, 2001	/s/ MICHAEL R. FERRON Michael R. Ferron Vice President, Finance and Chief Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1: Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except par value)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited; in thousands, except per share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; in thousands)
CALIFORNIA AMPLIFIER, INC. Notes to Unaudited Consolidated Financial Statements (As Restated)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
SIGNATURES