Form 10-Q/A
period 1999-08-28
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

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

    Number of pages in this Form 10-Q/A: 18

PART I—FINANCIAL INFORMATION

ITEM 1:  Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	Aug. 28, 1999	Feb. 27, 1999
	(Unaudited) (As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,182	$9,312
Accounts receivable, net	12,722	5,002
Inventories	5,422	3,974
Deferred tax asset	1,120	1,597
Prepaid expenses and other current assets	530	446

Total current assets	26,976	20,331
Property and equipment, at cost, net of accumulated depreciation and amortization	5,986	4,498
Goodwill, net of amortization	3,967	—
Other assets	1,049	720

	$37,978	$25,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,317	$2,644
Accrued liabilities	3,081	1,613
Short-term debt and current portion of long-term debt	3,641	597

Total current liabilities	16,039	4,854
Long-term debt	275	516
Minority interest share in net assets of Micro Pulse, Inc.	147	114
Commitments and contingencies
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 11,952 shares outstanding in August 1999 and 11,785 shares outstanding in February 1999	120	118
Additional paid-in capital	14,403	14,050
Accumulated other comprehensive loss	(245)	(170)
Retained earnings	7,239	6,067

Total stockholders' equity	21,517	20,065

	$37,978	$25,549

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Aug. 28, 1999	Aug. 29, 1998	Aug. 28, 1999	Aug. 29, 1998
	(As Restated,) see Note 1)		(As Restated,) see Note 1)
Sales	$18,657	$8,322	$31,585	$17,382
Cost of sales	13,405	6,383	22,690	12,650

Gross profit	5,252	1,939	8,895	4,732
Research and development	1,384	1,271	2,527	2,487
Selling	1,150	1,155	2,223	2,401
General and administrative	1,129	957	2,233	2,028

Income (loss) from operations	1,589	(1,444)	1,912	(2,184)
Interest and other, net	(87)	(11)	(39)	(17)
Minority interest's share in (income) loss, of Micro Pulse	(44)	147	(42)	135

Income (loss) before income taxes	1,458	(1,308)	1,831	(2,066)
(Provision for) benefit from income taxes	(525)	471	(659)	744

Net income (loss)	$933	$(837)	1,172	$(1,322)

Net income (loss) per share
Basic	$.08	$(.07)	$.10	$(.11)
Diluted	$.07	$(.07)	$.09	$(.11)

Shares used in per share calculations
Basic	11,894	11,785	11,860	11,782
Diluted	13,450	11,785	12,765	11,782

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	Aug. 28, 1999	Aug. 29, 1998
	(As Restated, see Note 1)
Cash flows from operating activities:
Net income	$1,172	$(1,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	30	—
Depreciation and amortization	1,379	1,612
Loss (gain) on sale of property and equipment	3	(4)
Minority interest share in income (loss) of Micro Pulse, net of tax	33	(135)
Deferred tax asset	477	223
Change in assets and liabilities, net of effect of Gardiner acquisition in fiscal year 2000:
Accounts receivable	(7,750)	526
Inventories	(648)	1,575
Prepaid expenses and other assets	(367)	(770)
Accounts payable	6,673	544
Accrued liabilities	830	(612)

Net cash provided by operating activities	1,832	1,637

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(1,198)	274
Net assets acquired from Gardiner	(2,747)	—

Net cash (used in) provided by investing activities	(3,945)	274

Cash flows from financing activities:
Debt repayments	(297)	(434)
Issuances of common stock	355	25

Net cash provided by (used in) financing activities	58	(409)

Effect of foreign exchange rates	(75)	(12)
Net (decrease) increase in cash and cash equivalents	(2,130)	1,490
Cash and cash equivalents at the beginning of period	9,312	4,422

Cash and cash equivalents at end of period	$7,182	$5,912

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

    Restatement of the Three and Six Months Ended August 28, 1999—On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to the Company's management.

    The Company has determined the effect of these irregularities and other errors on its previously issued financial statements and has restated the accompanying financial statements as of August 28, 1999 and for the three and six month periods ended August 28, 1999. The improper journal entries have been reversed, and the general ledger closings for each period within the fiscal year have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    In the process of reclosing interim financial statements, the Company identified minor discrepancies which are corrected in the accompanying unaudited interim financial statements.

    The Company's investigation determined that there has been no misappropriation of cash or other assets.

Statement of Operations Data
(in thousands)

	Three Months Ended Aug. 28, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Sales	$18,575	$82	$18,657
Cost of sales	13,331	74	13,405
Gross profit	5,244	8	5,252
Operating expenses	3,714	(51)	3,663
Other income (expense), net	(123)	8	(131)
Provision for income taxes	(506)	19	(525)
Net income	901	32	933
Net income per share—
Basic	$0.08	$0.00	$0.08
Diluted	$0.07	$0.00	$0.07
	Six Months Ended Aug. 28, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Sales	$31,668	$(83)	$31,585
Cost of sales	22,511	179	22,690
Gross profit	9,157	(262)	8,895
Operating expenses	7,100	(117)	6,983
Other income (expense), net	(90)	(9)	(81)
Provision for income taxes	(708)	(49)	(659)
Net income	1,259	(87)	1,172
Net income per share—
Basic	$0.11	$(0.01)	$0.10
Diluted	$0.10	$(0.01)	$0.09

Balance Sheet Data
(in thousands)

	As of Aug. 28, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	$7,186	$(4)	$7,182
Accounts receivable, net	10,810	1,912	12,722
Inventories	4,887	535	5,422
Deferred tax asset	988	132	1,120
Prepaid expenses and other current assets	552	(22)	530
Goodwill, net of amortization	3,748	219	3,967
Other assets	859	190	1,049
Accounts payable	6,002	3,315	9,317
Accrued liabilities	3,347	(266)	3,081
Stockholders' equity	21,604	(87)	21,517

    2.  Inventories—Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Aug. 28, 1999	Feb. 27, 1999
Raw materials	$3,986	$2,441
Work in process	50	40
Finished goods	1,386	1,493

	$5,422	$3,974

    3.  Comprehensive Income (Loss)—Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and six months ended August 28, 1999 and August 29, 1998 (in thousands):

	Quarter Ended
	Aug. 28, 1999	Aug. 29, 1998
Net income (loss)	$933	$(837)
Foreign currency translation adjustment	(5)	12

Comprehensive income (loss)	$928	$(825)

	Six Months Ended
	Aug. 28, 1999	Aug. 29, 1998
Net income (loss)	$1,172	$(1,322)
Foreign currency translation adjustment	(75)	(12)

Comprehensive income (loss)	$1,097	$(1,334)

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

	Three Months Ended August 28, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$13, 082	$3,984	$1,591	$—	$18,657
Gross Profit	3,395	1,319	538	—	5,252
Gross Margin	26.0%	33.1%	33.8%	—	28.2%
Income (Loss) Before Tax	2,336	156	46	(1,080)	1,458

	Three Months Ended August 29, 1998
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$3,099	$4,210	$1,013	$—	$8,322
Gross Profit	830	891	218	—	1,939
Gross Margin	26.8%	21.2%	21.5%	—	23.3%
Income (Loss) Before Tax	(32)	(306)	(211)	(759)	(1,308)

	Six Months Ended August 28, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$19,948	$8,953	$2,684	$—	$31,585
Gross Profit	5,191	2,700	1,004	—	8,895
Gross Margin	26.0%	30.2%	37.4%	—	28.2%
Income (Loss) Before Tax	3,429	356	45	(1,999)	1,831

	Six Months Ended August 29, 1998
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$5,301	$9,762	$2,319	$—	$17,382
Gross Profit	1,534	2,440	758	—	4,732
Gross Margin	28.9%	25.0%	32.7%	—	27.2%
Loss Before Tax	—	(156)	(233)	(1,677)	(2,066)

    5.  Acquisition and Pro Forma Results of Operations

    On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition, was approximately $9.3 million. The Company paid approximately $2.8 million in cash on closing, and an additional $3.4 million in cash for additional inventory and equipment in September and October 1999, the Company's third fiscal quarter. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. A portion of the debt can be converted into 525,000 shares of the Company's common stock at the lower per share conversion price equal to $4.25 or the average closing sales price of the Company's common stock for the immediate twenty trading days prior to conversion. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

    The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in thousands, except per share data):

	6 Months August 28, 1999		6 Months August 29, 1998
	As Reported	Pro forma	As Reported	Pro forma
Sales	$31,585	$33,585	$17,382	$25,861
Net Income (Loss)	$1,172	$1,332	$(1,322)	$(581)
Net Income (Loss) Per Diluted Share	$.09	$.10	$(.11)	$(.05)

    6.  Statement of Cash Flows—In fiscal year 2000, the Company recorded goodwill of $4.1 million in conjunction with the acquisition of certain assets from Gardiner Communications and issued a note payable for $3.1 million. The non-cash portion of this acquisition was excluded from the statement of cash flows.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended August 28, 1999 and August 29, 1998

Sales

    Total sales increased by $10.3 million from $8.3 million for the three months ended August 29, 1998 to $18.7 million for the three months ended August 28, 1999. Sales of Satellite Products increased $10.0 million from $3.1 million to $13. 1 million. Sales of Wireless Products decreased $226,000 from $4.2 million to $ 4.0 million. Sales of Antenna Products by Micro Pulse increased $578,000 from $1.0 million to $1.6 million.

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

Gross Profit and Gross Margin

    Gross profit increased by $3.3 million from $1.9 million for the three months ended August 29, 1998 to $5.3 million for the three months ended August 28, 1999. Gross margins increased from 23.3% for the three months ended August 29, 1998 to 28.2% for the three months ended August 28, 1999. The improvement in gross margins is a result of higher sales of DBS satellite products purchased under an assembly subcontract arrangement with Gardiner, accompanied by better factory efficiencies and cost reductions in the Company's manufacturing operations thereby improving the gross margins for the Company's legacy satellite products and Wireless Cable video products.

    In September 1999, the Company assumed control of the manufacturing operations for the DBS products acquired in April 1999 from Gardiner. Since the acquisition and through August 1999, Gardiner acted as a subcontractor for the DBS product. The Company may incur significant start-up costs to attain volume production levels, however, many of the existing Gardiner employees will become employees of the Company to assist in the transition.

    See also Note 4 Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased by $113,000 from $1.3 million to $1.4 million.

    Selling expenses decreased by $5,000, from approximately $1.2 million.

    Although the research and selling expenses between periods are relatively the same in terms of absolute dollars, there were significant decreases in discretionary spending in the current quarter as compared to the comparable prior year quarter, offset by increases in salaries, and added personnel, primarily related to the Gardiner acquisition in April 1999.

    General and administrative expenses increased by $172,000 from $957,000 to $1.1 million. The increase relates primarily to incentive bonus accruals for anticipated bonuses to be paid if the Company's fiscal year 2000 operating results exceed profit objectives established at the beginning of the year.

Income (Loss) from Operations

    Income (loss) from operations, for the reasons noted above, increased by $3.0 million, from operating loss of $1.4 million for the three months ended August 29, 1998, to operating income of $1.6 million for the three months ended August 28, 1999.

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

Net Income (Loss)

    Net income (loss), for reasons outlined above, increased by $1.8 million, from a net loss of $837,000, to net income of $933,000 for the three months ended August 28, 1999.

Six Months Ended August 28, 1999 and August 29, 1998

Sales

    Total sales increased by $14.2 million from $17.4 million for the six months ended August 29, 1998 to $31.6 million for the six months ended August 28, 1999. Sales of Satellite Products increased $14. 6 million from $5.3 million to $19.9 million. Sales of Wireless Products decreased $809,000 from $9.8 million to $9.0 million. Sales of Antenna Products increased $365,000 from $2.3 million to $2.7 million.

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

Gross Profit and Gross Margin

    Gross profit increased by $4.2 million from $4.7 million for the six months ended August 29, 1998 to $8.9 million for the six months ended August 28, 1999, while gross margins increased from 27.2% to

28.2%. The increase in gross profit resulted from the increase in sales and slightly higher gross margins. The comparison of gross margins between the six month fiscal year periods is difficult since the sales mix is so different between periods, and heavily weighted to DBS satellite products in the six month period ended August 28, 1999. The gross margins achieved on sales of DBS product for the current year fiscal period are based upon the subcontract assembly agreement with Gardiner, offset by additional Company costs of supervision. Sales of Wireless Cable video products and gross margins remain under pressure as the traditional wireless cable video market reduces capital expenditures as operators evaluate the two-way data opportunities.

    In September 1999, the Company assumed control of the manufacturing operations for the DBS products acquired in April 1999 from Gardiner. Since the acquisition and through August 1999, Gardiner acted as a subcontractor for the DBS products. The Company may incur significant start-up costs to attain volume production levels, however, many of the existing Gardiner employees will become employees of the Company to assist in the transition.

    See also Note 4 Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased $40,000 from $2.49 million to $2.53 million.

    Selling expenses decreased $178,000 from $2.4 million to $2.2 million.

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

Income (Loss) from Operations

    Income (loss) from operations, for the reasons outlined above, increased $4.1 million, from an operating loss of $2.2 million to operating income of $1.9 million.

Minority Interest Share in (Income) Loss of Micro Pulse

    The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in (income) loss of Micro Pulse eliminates the 49.5% of the (income) loss of Micro Pulse relating to the minority stockholders' share of the (income) loss of Micro Pulse.

(Provision for) Benefit from Income Taxes

    The (provision for) benefit from for income taxes for the second quarter of fiscal 2000 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

Net Income (Loss)

    Net income (loss), for reasons outlined above, increased by $2.5 million from an operating loss of $1.3 million to operating income of $1.2 million.

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

SAFE HARBOR STATEMENT

    Forward looking statements in this Form 10-Q/A which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, the financial investigation announced on March 29, 2001, litigation and related matters and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  1)
  Election of Directors:

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

CALIFORNIA AMPLIFIER, INC. (Registrant)
May 21, 2001	/s/ MICHAEL R. FERRON Michael R. Ferron Vice President, Finance and Chief Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1: Financial Statements
CONSOLIDATED BALANCE SHEETS (in thousands, except par value)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited; in thousands, except per share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
CALIFORNIA AMPLIFIER, INC. Notes to Unaudited Consolidated Financial Statements (As Restated)
Statement of Operations Data (in thousands)
Balance Sheet Data (in thousands)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings.
  ITEM 2. Changes in Securities
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES