Form 10-Q/A
period 1999-11-27
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

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

    Number of pages in this Form 10-Q/A: 19

PART I—FINANCIAL INFORMATION

ITEM 1: Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

	Nov. 27, 1999	Feb. 27, 1999
	(Unaudited) (As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,256	$9,312
Accounts receivable, net	12,684	5,002
Inventories	10,010	3,974
Deferred tax asset	1,524	1,597
Prepaid expenses and other current assets	503	446

Total current assets	28,977	20,331
Property and equipment, at cost, net of accumulated depreciation and amortization	8,418	4,498
Goodwill, net of accumulated amortization	3,903	—
Other assets	894	720

	$42,192	$25,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,447	$2,644
Accrued liabilities	2,533	1,613
Short-term debt and current portion of long-term debt	3,595	597

Total current liabilities	18,575	4,854
Long-term debt	1,672	516
Minority interest share in net assets of Micro Pulse, Inc.	220	114
Commitments and contingencies
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 12,153 shares outstanding in November 1999 and 11,785 shares outstanding in February 1999	122	118
Additional paid-in capital	15,209	14,050
Accumulated other comprehensive loss	(272)	(170)
Retained earnings	6,666	6,067

Total stockholders' equity	21,725	20,065

	$42,192	$25,549

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Nov. 27, 1999	Nov. 28, 1998	Nov. 27, 1999	Nov. 28, 1998
	(As Restated, see Note 1)		(As Restated, see Note 1)
Sales	$26,577	$9,681	$58,162	$27,063
Cost of sales	23,341	6,905	46,031	19,555

Gross profit	3,236	2,776	12,131	7,508
Research and development	1,388	1,147	3,915	3,634
Selling	1,254	1,059	3,477	3,460
General and administrative	1,354	989	3,587	3,017

Income (loss) from operations	(760)	(419)	1,152	(2,603)
Interest and other income (expense), net	(40)	4	(79)	(13)
Minority interest share in (income) loss, of Micro Pulse	(96)	120	(138)	255

Income (loss) before income taxes	(896)	(295)	935	(2,361)
(Provision for) benefit from income taxes	324	90	(336)	834

Net income (loss)	$(572)	$(205)	$599	$(1,527)

Net income (loss) per share
Basic	$(0.05)	$(0.02)	$0.05	$(0.13)
Diluted	$(0.05)	$(0.02)	$0.05	$(0.13)

Shares used in per share calculations
Basic	12,087	11,778	11,939	11,774
Diluted	12,087	11,778	13,147	11,774

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Nov. 27, 1999	Nov. 28, 1998
	(As Restated, see Note 1)
Cash flows from operating activities:
Net income (loss)	$599	$(1,527)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	37	—
Depreciation and amortization	2,223	2,365
Loss on sale of property and equipment	9	902
Minority interest share in income (loss) of Micro Pulse, net of tax	106	(179)
Deferred Tax Asset	(73)	244
Change in assets and liabilities, net of effect of Gardiner acquisition in fiscal year 2000:
Accounts receivable	(7,719)	956
Inventories	(3,384)	1,997
Prepaid expenses and other assets	35	(149)
Accounts payable	9,803	682
Accrued liabilities	595	(558)

Net cash provided by operating activities	2,377	4,733

Cash flows from investing activities:
Purchase of property and equipment	(3,349)	(931)
Net assets acquired from Gardiner	(6,199)	—

Net cash used in investing activities	(9,548)	(931)

Cash flows from financing activities:
Debt borrowings	1,500	—
Debt repayments	(446)	(588)
Issuances of common stock	1,163	26

Net cash provided by (used in) financing activities	2,217	(562)

Effect of foreign exchange rates	(102)	—
Net (decrease) increase in cash and cash equivalents	(5,056)	3,240
Cash and cash equivalents at the beginning of period	9,312	4,422

Cash and cash equivalents at end of period	$4,256	$7,662

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

    Restatement of the Three and Nine Months Ended November 27, 1999—On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to the Company's management.

    The Company has determined the effect of these irregularities on its previously issued financial statements and has restated the accompanying financial statements as of November 27, 1999 and for the three and nine month periods ended November 27, 1999. The improper journal entries have been reversed, and the general ledger closings for each period within the fiscal year have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    As a result of the cumulative effect of the increase in net loss in fiscal year 2000 and the reduction in net income for the first nine months of fiscal 2001 in connection with the restatement, the Company reassessed the realizability of the deferred tax asset. The Company concluded that the deferred tax asset, specifically as it relates to the future tax deductibility for the exercise of non-qualified stock options, would be reduced for amounts previously recognized in fiscal years 2000 and 2001. Accordingly, deferred taxes and stockholders' equity were reduced by $800,000 for the nine months ended November 27, 1999.

    In the process of reclosing interim financial statements, the Company identified minor discrepancies which are corrected in the accompanying interim financial statements.

    The Company's investigation determined that there has been no misappropriation of cash or other assets.

Statement of Operations Data
(in thousands)

	Three Months Ended Nov. 27, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Sales	$26,251	$326	$26,577
Cost of sales	19,531	3,810	23,341
Gross profit	6,720	(3,484)	3,236
Operating expenses	4,116	(120)	3,996
Other income (expense), net	(127)	9	(136)
(Provision for) benefit from income taxes	(892)	(1,216)	324
Net income (loss)	1,585	(2,157)	(572)
Net loss per share—
Basic	$0.13	$(0.18)	$(0.05)
Diluted	$0.12	$(0.17)	$(0.05)
	Nine Months Ended Nov. 27, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Sales	$57,919	$243	$58,162
Cost of sales	42,042	3,989	46,031
Gross profit	15,877	(3,746)	12,131
Operating expenses	11,216	(237)	10,979
Other income (expense), net	(217)	-0-	(217)
Provision for income taxes	(1,600)	(1,264)	(336)
Net income	2,844	(2,245)	599
Net income per share—
Basic	$0.24	$(0.19)	$0.05
Diluted	$0.22	$(0.17)	$0.05

Balance Sheet Data
(in thousands)

	As of Nov. 27, 1999
	As Originally Reported	Restatement Adjustments	As Restated
Cash and cash equivalents	$4,221	$35	$4,256
Accounts receivable, net	12,708	(24)	12,684
Inventories	9,797	213	10,010
Deferred tax asset	971	553	1,524
Prepaid expenses and other current assets	504	(1)	503
Property and equipment, net	8,579	(161)	8,418
Other assets	735	159	894
Accounts payable	8,987	3,460	12,447
Accrued liabilities	2,174	359	2,533
Stockholders' equity	24,770	(3,045)	21,725

    2.  Inventories—Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	Nov. 27, 1999	Feb. 27, 1999
Raw materials	$8,467	$2,441
Work in process	427	40
Finished goods	1,116	1,493

	$10,010	$3,974

    3.  Comprehensive Income (Loss)—Effective March 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and nine months ended November 27, 1999 and November 28, 1998 (in thousands):

	Three Months Ended
	Nov. 27, 1999	Nov. 28, 1998
Net loss	$(572)	$(205)
Foreign currency translation adjustment	(27)	61

Comprehensive loss	$(599)	$(144)

	Nine Months Ended
	Nov. 27, 1999	Nov. 28, 1998
Net income (loss)	$599	$(1,527)
Foreign currency translation adjustment	(102)	49

Comprehensive income (loss)	$497	$(1,478)

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

	Three Months Ended November 27, 1999
	Satellite	Wireless	Antenna	Corporate	Total
Sales	$19,299	$5,302	$1,976	$—	$26,577
Gross Profit	849	1,657	730	—	3,236
Gross Margins	4.4%	31.3%	36.9%	—	12.2%
Income (Loss) Before Taxes	(72)	316	96	(1,236)	(896)

	Three Months Ended November 28, 1998
	Satellite	Wireless	Antenna	Corporate	Total
Sales	$3,479	$5,318	$884	$—	$9,681
Gross Profit	1,224	1,327	225	—	2,776
Gross Margins	35.2%	25.0%	25.5%	—	28.7%
Income (Loss) Before Taxes	533	140	(226)	(742)	(295)

	Nine Months Ended November 27, 1999
	Satellite	Wireless	Antenna	Corporate	Total
Sales	$39,247	$14,255	$4,660	$—	$58,162
Gross Profit	6,040	4,357	1,734	—	12,131
Gross Margins	15.4%	30.6%	37.2%		20.9%
Income (Loss) Before Taxes	3,357	672	141	(3,235)	935

	Nine Months Ended November 28, 1998
	Satellite	Wireless	Antenna	Corporate	Total
Sales	$8,780	$15,080	$3,203	$—	$27,063
Gross Profit	2,758	3,767	983	—	7,508
Gross Margins	31.4%	25.0%	30.7%	—	27.7%
Income (Loss) Before Taxes	533	(16)	(459)	(2,419)	(2,361)

    5.  Acquisition and Pro Forma Results of Operations

    On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition, was approximately $9.3 million. The Company paid approximately $2.8 million in cash on closing, and an additional $3.4 million in cash for additional inventory and equipment in the Company's third fiscal quarter. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. A portion of the debt can be converted into 525,000 shares of the Company's common stock at the lower per share conversion price equal to $4.25 or the average closing sales price of the Company's common stock for the immediate twenty trading days prior to conversion. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

    The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in thousands, except per share data):

	9 Months November 27, 1999		9 Months November 28, 1998
	As Reported	Pro forma	As Reported	Pro forma
Sales	$58,162	$60,162	$27,063	$40,142
Net Income (Loss)	$599	$759	$(1,527)	$(261)
Net Income (Loss) Per Diluted Share	$.05	$.06	$(.13)	$(.02)

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended November 27, 1999 and November 28, 1998

Sales

    Sales increased by $16.9 million, from $9.7 million for the three months ended November 28, 1998, to $26.6 million for the three months ended November 27, 1999. Sales of Satellite Products increased $15.8 million from $3.5 million to $19.3 million. Sales of Wireless Cable Products decreased by $16,000 from $5.32 million to $5.30 million. Sales of Antenna Products by Micro Pulse increased $1.1 million from $884,000 to $2.0 million.

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

Gross Profits and Gross Margins

    Gross profits increased 16.6% from $2.8 million to $3.2 million. Gross margins decreased from 28.7% to 12.2%. The increase in gross profit resulted from a 175% increase in sales offset by the significantly lower product gross margins. The decrease in gross margins resulted primarily from a significant shift in sales mix to lower product margin Satellite DBS Products and significant manufacturing related cost overruns for Satellite DBS products. From April 1999 to September 1999, the Company subcontracted the assembly of DBS from Gardiner Communications, the company from whom the DBS products were acquired. In September 1999, the Company assumed the assembly operations for DBS products in Texas. In addition, in the later half of this period the Company also added capacity for assembly of DBS products in its Camarillo facility. The Company incurred significant start-up costs in both locations as well as significant inefficiencies in labor due to assembly shut-downs because of electronic component shortages, in addition to material cost increases for expediting, and labor overtime to meet customer demand. As a result Satellite products gross margins decreased to 4.4% during the three months ended November 27, 1999 as compared to 26.0% for the immediately preceding quarter ended August 28, 1999. The Company expects these costs to continue in the fourth quarter until the Company can better balance production between facilities, and its suppliers can meet material schedule requirements. The Company is currently on product allocation from certain of its suppliers, which is impacting the Company's ability to optimize production and meet certain shipment deadlines.

    Gross Margins for Wireless Access products remain under pressure due to the worldwide wireless cable video market slowdown as operators evaluate two-way data alternatives.

    See also Note 4 Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased $241,000 from $1.1 million to $1.4 million. The increase resulted primarily from increased development costs, primarily headcount and related costs, to meet increased new product design.

    Selling expenses increased $195,000 from $1.1 million to $1.3 million. The increase in selling expense relates primarily to direct selling expenses such as headcount and commissions, associated with the significant increase in sales.

    General and administrative expenses increased $365,000 from $1.0 million to $1.4 million. The increase relates primarily to increased legal expenses relating to the class action lawsuit, incentive bonus accruals, and the amortization of goodwill relating to the Gardiner acquisition.

Loss from Operations

    Loss from operations, for the reasons noted above, increased by $341,000 from $419,000 to a loss of $760,000.

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

Benefit from Income Taxes

    The benefit from income taxes for the three months ended November 27, 1999 is based upon an annualized tax rate of 36%, as compared to 31% in fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits

Net Loss

    Net loss, for reasons outlined above, increased by $367,000 from a net loss of $205,000 to a net loss of $572,000.

Nine Months Ended November 27, 1999 and November 28, 1998

Sales

    Sales increased by $31.1 million, from $27.1 million for the nine months ended November 28, 1998, to $58.2 million for the nine months ended November 27, 1999. Sales of Satellite Products increased $30.5 million from $8.8 million to $39.2 million. Sales of Wireless Cable Products decreased $825,000 from $15.1 million to $14.3 million. Sales of Antenna Products by Micro Pulse increased $1.5 million from $3.2 million to $4.7 million.

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

Gross Profits and Gross Margins

    Gross profits increased by $4.6 million from $7.5 million to $12.1 million, and gross margins decreased from 27.7% to 20.9%. The 61.6% increase in gross profit resulted from the 115% increase in total sales offset by lower product gross margins. When comparing periods, the decrease of gross margins is primarily a result of a shift in sales mix toward lower margin Satellite Products and excess costs incurred in the Company's Texas and Camarillo facilities in the three months ended November 27, 1999 with respect to direct labor and variable overhead, including expediting costs associated with the significant increase in satellite products production in Texas where the Company assumed control of the assembly operations in September 1999. The gross margins for the nine months ended November 27, 1999 were also negatively affected by significant start-up costs late in the period to add additional DBS production capacity in Camarillo. The significant decrease in gross margins in the third quarter, with sales from that period accounting for 46% of year-to-date sales, significantly affects the gross margins for the nine months ended November 27, 1999.

    Gross Margins for Wireless Access products remain under pressure due to the worldwide wireless cable video market slowdown as operators evaluate two-way data alternatives, however, increased to 30.6% in the current nine month period from 25.0% for the comparable period of the prior year.

    See also Gross Profits and Gross Margins for the three months ended November 27, 1999 and November 28, 1998, and Note 4—Segments both included elsewhere herein.

Operating Expenses

    Research and development expenses increased $281,000 from $3.6 million to $3.9 million. The increase resulted primarily from headcount additions and related costs.

    Selling expenses increased $17,000 from $3.46 million to $3.48 million. The increase is primarily a result of increased selling related expenses associated with the increase in sales offset by reductions in certain discretionary marketing expenses.

    General and Administrative expenses increased $570,000 from $3.0 million to $3.6 million. The increase relates primarily to increased legal expenses relating to the class action lawsuit, incentive bonus accruals, and the amortization of goodwill relating to the Gardiner acquisition.

Income (Loss) from Operations

    Income (loss) from operations, for the reasons outlined above, increased $3.8 million, from a loss of $2.6 million to income of $1.2 million.

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

(Provision for) Benefit from Income Taxes

    The (provision for) benefit from income taxes for the nine months of fiscal year 2000 is based upon an annualized tax rate of 36%, versus an annualized rate of 35% for fiscal year 1999. This tax rate assumes savings from benefits allowed for export sales through a foreign sales corporation and research and development tax credits.

Net Income (Loss)

    For the reasons outlined above, net income increased $2.1 million from a net loss of $1.5 million to net income of $599,000.

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