Form 10-K/A
period 2000-02-26
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment Number 2 to

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended February 26, 2000	Commission File Number 0-12182

CALIFORNIA AMPLIFIER, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Calle San Pablo, Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (805) 987-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
None	None

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

PART I

ITEM 1. BUSINESS

Restatement of February 26, 2000 Financial Statements

    On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to management.

    The Company has determined the effect of these irregularities on its previously issued financial statements and has restated the accompanying financial statements for the year ended February 26, 2000. The improper journal entries have been reversed, and the general ledger closings for each period within the fiscal year have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    As a result of the cumulative effect of the increase in net loss in fiscal year 2000 and the reduction in net income for the first nine months of fiscal 2001 in connection with the restatement, the Company reassessed the realizability of the deferred tax asset. The Company concluded that the deferred tax asset, specifically as it relates to the future tax deductibility for the exercise of non-qualified stock options, should be reduced for amounts previously recognized in fiscal years 2000 and 2001. Accordingly, deferred taxes and stockholders' equity were reduced by $5,800,000 in fiscal year 2000 and by an additional $3,775,000 for the nine months ended November 25, 2000.

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

    On May 3, 2001, the Company announced that it had received notification from NASDAQ that due to the Company's failure to comply with filing requirements requiring audited financial statements to be included in its annual report, NASDAQ intended to delist shares of the Company's common stock at the opening of business on May 8, 2001. The Company appealed the notice of delisting and currently has a hearing scheduled for May 25, 2001. Until the hearing, the Company's common stock will continue to be listed on NASDAQ, although trading will continue to be halted.

    On May 4, 2001, the Company announced that it had received notice from the Securities and Exchange Commission (the "SEC") that the SEC is conducting an informal inquiry into the circumstances that caused the Company to restate its financial statements. The Company intends to cooperate with the SEC inquiry.

    The Company's Form 10-K/A for the year ended February 26, 2000 is being filed to reflect the restatement described above (see also Note 1—Restatement of February 26, 2000 Financial Statements in the Notes to Consolidated Financial Statements included elsewhere herein).

    During the period from March 29, 2001 to May 21, 2001, twenty lawsuits have been filed against the Company and certain officers.

    See also Note 13—Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere herein.

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

    Beginning in March 1999, MCI WorldCom and Sprint began making debt and equity investments in many of the U.S. multi-system operators, essentially acquiring over 60% of the MMDS spectrum in major cities throughout the United States. In conjunction with their acquisitions, the companies announced their intention to initiate a broad-based roll-out of fixed wireless services to consumers in approximately 100 U.S. cities by the end of 2001. As of May 2000, both companies were performing field trials, but had not formally announced their rollout strategies.

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

    During fiscal years 2000, 1999, and 1998, Satellite products accounted for 69.9%, 33.7%, and 28.0% of the Company's sales, respectively. Wireless access products accounted for 22.0%, 54.8%, and 59.1% of the Company's sales, respectively. Antenna products, which represent sales by Micro Pulse, accounted for 8.1%, 11.5%, and 12.9% of the Company's consolidated sales in fiscal years 2000, 1999 and 1998, respectively.

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

    Electronic devices, components and made-to-order assemblies used in the Company's products are generally obtained from a number of suppliers, although certain materials are obtained from a limited number of sources. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company attempts to operate without substantial levels of raw materials by depending on certain key suppliers to provide material on a "just-in-time" basis. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company's operations. During the second half of fiscal year 2000, and during the first quarter of fiscal year 2001, the Company has been experiencing difficulty in receiving timely delivery of certain key components which, to some extent, affected shipments and manufacturing productivity. In addition, the Company currently utilizes two manufacturing facilities for the manufacture of DBS products which to date has resulted in significant under-absorbed labor and overhead costs as the Company balances product and customer demand requirements.

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

    Research and development expenses were $5,540,000, $4,764,000, and $4,475,000, during fiscal years 2000, 1999, and 1998, respectively.

Sales and Marketing

    The Company sells its wireless access products directly to system operators as well as through distributors and system integrators. The Company sells its Satellite products through satellite equipment distributors, but, from time to time, sells certain products to manufacturers for incorporation into complete satellite dish systems, or directly to DBS operators.

    The Company's sales and marketing functions for each business unit are centralized in its Camarillo California, USA, corporate headquarters. In addition, the Company has sales offices and personnel in Paris, France; Sao Paulo, Brazil; as well as some sales activity in its Hong Kong, China material procurement operation. The Company may add additional sales offices and employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller.

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

    California Amplifier® and MultiCipher® are federally registered trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

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

    On March 27, 2000, the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000, the parties reached a settlement. Under terms of the settlement, the Company will issue 187,500 shares of its common stock along with a cash payment of $3.5 million, funded in part by insurance proceeds. This represents a total settlement of approximately $11.0 million of which $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000. The Company has filed a lawsuit against one of its insurance carriers seeking $2.0 million of coverage in connection with this settlement that the insurer has refused to provide.

    On March 7, 2000, the Company announced it had received a complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas but not served, alleges that California Amplifier has infringed Andrew Corporation's patent in the design of certain products. California Amplifier believes that the allegations are unfounded and without merit and will vigorously defend any attempt by the plaintiff to prosecute this action.

    From March 29, 2001 to May 21, 2001, the Company and certain officers were named in twenty punitive actions in Federal Court.

    See also Note 10—Legal Proceedings and Note 13—Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere herein.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAMP." The following table sets forth for each fiscal period indicating the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq:

	Low	High
Fiscal Year Ended February 26, 2000:
1st Quarter	$1.69	$5.88
2nd Quarter	4.06	14.94
3rd Quarter	11.18	25.12
4th Quarter	22.25	45.00
Fiscal Year Ended February 27, 1999:
1st Quarter	$2.50	$3.44
2nd Quarter	1.25	2.56
3rd Quarter	1.25	3.47
4th Quarter	1.44	2.88

    At May 15, 2000 the number of stockholders of record of the Company's Common Stock was 259. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 11,670.

    The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data which has been derived from the audited consolidated financial statements of the Company for each of the respective years giving effect to the fiscal year 2000 restatements as described in Note 1—Restatement of February 26, 2000 Financial Statements in the Notes to the Consolidated Financial Statements included elsewhere herein. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

Consolidated Statements of Operations Data:
(in thousands, except per share data)

	Years Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998	Mar. 1, 1997	Mar 2, 1996
	(As Restated)
Sales	$85,850	$37,140	$46,933	$49,290	$61,590
Income (loss) before taxes	(7,908)	(2,217)	(4,149)	1,037	7,638
Net income (loss)(1)	(5,064)	(1,436)	(2,665)	633	4,958
Basic and diluted net income (loss) per share	(0.42)	(0.12)	(0.23)	0.05	0.41

(1)
Fiscal year 2000 includes a $9.5 million charge for settlement of litigation. Excluding this charge net income would have been approximately $1,019,000, or $.08 per fully diluted share.

Consolidated Balance Sheets Data:
(in thousands)

	As of Each Year End
	2000	1999	1998	1997	1996
	(As Restated)
Total assets	$51,497	$25,549	$27,831	$29,536	$32,573
Working capital	4,472	15,478	14,886	15,001	15,743
Long-term debt, net of current portion	145	517	1,112	525	767
Stockholders' equity	18,281	20,065	21,397	24,148	22,924

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Operations giving effect to the fiscal year 2000 restatement as described in Note 1—Restatement of February 26, 2000 Financial Statements in the Notes to the Consolidated Financial Statements included elsewhere herein:

	Years Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998
	(As Restated)
Sales:
Satellite Products	69.9%	33.7%	28.0%
Wireless Access Products	22.0	54.8	59.1
Antenna Products	8.1	11.5	12.9

Total sales	100.0	100.0	100.0
Gross margin	20.8	28.4	22.8
Research and development	6.4	12.8	9.5
Selling	5.7	12.0	11.1
General and administrative	6.3	10.4	10.3

Income (loss) from operations	2.4	(6.8)	(8.1)
Settlement of litigation	(11.1)	—	—
Interest and other expense, net	(.1)	—	—
Minority interest share in (income) loss of Micro Pulse	(.4)	.8	(.7)

Loss before benefit from income taxes	(9.2)	(6.0)	(8.8)
Benefit from income taxes	3.3	2.1	3.2

Net loss	(5.9)%	(3.9)%	(5.6)%

Fiscal Years 2000 and 1999 (As Restated)

    Sales increased $48.8 million, or 131%, from $37.1 million in fiscal year 1999 to $85.9 million in fiscal year 2000. The fiscal year 2000 sales increase resulted primarily from the significant increase in sales of satellite products.

    Sales of Satellite products increased $47.5, or 380%, from $12.5 million to $60.0 million. Sales of Wireless access products decreased $1.5 million, or 7.2%, from $20.3 million to $18.9 million. Sales of Antenna products, which represent total sales by Micro Pulse, increased $2.7 million, or 63%, from $4.3 million to $7.0 million.

    The $47.5 million sales increase in Satellite products resulted primarily from significantly higher unit sales of U.S. DBS products, which were acquired from Gardiner Communications in April 1999.

    The $1.5 million sales decrease in Wireless access products was a result of approximately $3.0 million decrease in sales of wireless cable video products, offset by a $1.5 million increase in sales of two-way transceiver products. The Company anticipates that there may be continued softness of unit sales in traditional wireless cable products as system operators consider two-way Internet and telephony offerings.

    The $2.7 million sales increase in sales of Antenna products resulted primarily from Micro Pulse expanding its customer base for certain GPS applications with a resulting increase in units sold.

    Gross profits increased $7.3 million, or 69%, from $10.5 million in fiscal year 1999 to $17.8 million in fiscal year 2000. The increase in gross profits occurred because of a 131% increase in sales offset by lower product gross margins of 20.8%, as a result of sales of lower margin satellite DBS products which represented a larger percentage of total sales in fiscal year 2000 as compared to fiscal year 1999.

    Gross margins decreased from 28.4% in fiscal year 1999 to 20.8% in fiscal year 2000. The decrease in gross margins relates primarily to the fact that approximately 70% of total sales were sales of satellite products with gross margins of approximately 15.2%. The Satellite products gross margins for fiscal year 2000 were negatively impacted by significantly lower product gross margins in the third and fourth quarter of fiscal year 2000. Factors affecting satellite product gross margins in the third and fourth quarter of fiscal year 2000 were as follows: competitive pricing, higher than anticipated labor and overhead costs to initiate production of DBS products in two factories beginning in September 1999, higher pricing for critical components used in manufacturing of the product, and assembly line shut downs because of electronic component shortages. Wireless Access products gross margins of 31.7%, although higher than satellite products, were impacted negatively by excess manufacturing capacity.

    See also Note 11 Segment and Geographic Data to Notes to Consolidated Financial Statements included elsewhere herein.

    Research and development expenses increased by $776,000, from $4.8 million in fiscal year 1999 to $5.5 million in fiscal year 2000. The increase results from additional personnel to support the new satellite products, and company-wide salary increases to remain competitive with industry compensation trends. As a percentage of sales, however, research and development expenses decreased to 6.4% from 12.8% in fiscal year 1999. This is primarily a result of the significant increase in sales and the fact that in prior years the Company maintained research and development regardless of lower sales in the near-term.

    Selling expenses increased by $436,000 from $4.4 million in fiscal year 1999 to $4.9 million in fiscal year 2000. The increase relates primarily to increases in salaries and additions in personnel to support increased satellite sales.

    General and administrative expenses increased by $1.5 million from $3.9 million in fiscal year 1999 to $5.4 million in fiscal year 2000. The increase results primarily from increases in incentive bonuses, legal fees, and additions relating to the acquisition of Gardiner, including goodwill amortization.

    Each of the functional operating expenses declined as a percentage of sales due to the 131% increase in total sales, so it is difficult to analyze such costs from year-to-year as a percentage of sales.

    Income (loss) from operations increased by $4.6 million from a loss of $2.5 million in fiscal year 1999 to income of $2.0 million in fiscal year 2000.

    The settlement of litigation relates to the class action litigation filed in June 1997 (see also Note 10 to notes to consolidated financial statements included elsewhere herein).

    The benefit from income taxes was $2.8 million, or 36% of the loss before taxes in fiscal year 2000. This is relatively consistent with the tax rate of approximately 35% in fiscal year 1999.

    For the reasons outlined above, the net loss for fiscal year 2000 was $5.1 million, as compared to a net loss of $1.4 million in fiscal year 1999.

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

    The $7.4 million sales decrease in Wireless products was primarily a result of decreases in sales of MultiCipher scrambling products in key markets in Africa, Latin America, and the United States. Wireless cable operators in most major markets curtailed expansion of new systems, as well as net subscriber growth in their existing systems due primarily to a lack of available capital. Sales of Wireless reception products remained relatively flat with the prior year, with increased sales in the United States and Canada because of new systems by BellSouth and Look TV, offset by decreases in Latin America and Africa, and other U.S. operators. The Company's two-way Wireless Access products accounted for approximately $1.1 million in sales in fiscal year 1999, its first year of offering such products.

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

    Gross margins increased from 22.8% in fiscal year 1998 to 28.4% in fiscal year 1999. The gross margin between years should be compared, however, after adjusting for a fiscal year 1998 inventory obsolescence charge of $3.0 million which impacted 1998 gross margins by 6.4%. Adjusting for this charge, the gross margins between years were relatively constant. Factors affecting fiscal year 1999 gross margins was the $9.8 million, or 20.9%, decrease in sales, as well as the aggressive inventory reduction program, both of which impacted overhead utilization. Offsetting these factors were improvements in supply management which reduced material component costs, improved productivity, reduced overhead, and lowered product returns under warranty.

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

Liquidity and Capital Resources

    As of February 26, 2000, the Company had cash and cash equivalents on hand of $2.8 million and $4.5 million available under a working capital facility with U.S. Bank.

    In September 2000, the Company finalized a new banking arrangement with U.S. Bank. Under the agreement the Company borrowed a $5.0 million term loan interest only at Libor plus 2.2%, until September 2001 at which time the loan converts to a five-year term loan. In addition, the Company obtained an $8.0 million working capital credit facility. The credit facility contains certain financial covenants and ratios the Company is required to maintain. At March 3, 2001, the Company was in default with certain debt covenants which were waived by the bank. In addition, U.S. Bank agreed to amend the credit facility's covenants for fiscal 2002.

    The Company believes that cash flow from operations together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months. See also the accompanying Consolidated Statement of Cash Flows for each of the three years in the period ended February 26, 2000.

    The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2001 will not be impacted significantly by foreign exchange rate fluctuations since a significant portion of the Company's fiscal year 2001 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars.

New Authoritative Pronouncements

    In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. Management does not expect adoption of this standard to have a material impact on the Company's financial position or results of operations.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's revenue recognition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's primary market risk exposure is interest rate risk. As of February 26, 2000, the Company's credit facility with its bank was subject to a variable interest rate. The Company monitors the level of risk by keeping variable rate exposures at acceptable levels.

SAFE HARBOR STATEMENT

    Forward looking statements in this Form 10-K/A which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, the financial investigation announced on March 29, 2001, litigation and related matters and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related financial information required to be filed hereunder are indexed on page 21 of this report and are incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 21 of this report.

  (b)
  Form 8-K. The Company made no filings on Form 8-K during the three months ended February 26, 2000.

  (c)
  Exhibits. Reference is made to the Index to Exhibits on pages 42-43 of this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA AMPLIFIER, INC.
	By:	/s/ FRED STURM Fred Sturm Chief Executive Officer
Dated: May 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES IN WHICH SERVED	DATE

/s/ IRA CORON Ira Coron	Chairman of the Board of Directors	May 22, 2001
/s/ FRED M. STURM Fred M. Sturm	Chief Executive Officer, President and Director	May 22, 2001
/s/ RICHARD B. GOLD Richard B. Gold	Director	May 22, 2001
/s/ ARTHUR H. HAUSMAN Arthur H. Hausman	Director	May 22, 2001
/s/ FRANK PERNA, JR. Frank Perna, Jr.	Director	May 22, 2001
/s/ THOMAS L. RINGER Thomas L. Ringer	Director	May 22, 2001
/s/ MICHAEL R. FERRON Michael R. Ferron	Vice President, Finance, Chief Financial Officer (Principal Accounting Officer) and Corporate Secretary	May 22, 2001

CALIFORNIA AMPLIFIER, INC.

Index to Consolidated Financial Statements

Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	23
FINANCIAL STATEMENTS:
Consolidated Balance Sheets	24
Consolidated Statements of Operations	25
Consolidated Statements of Stockholders' Equity and Comprehensive Loss	26
Consolidated Statements of Cash Flows	27
Notes to Consolidated Financial Statements	28-44

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To California Amplifier, Inc.:

    We have audited the accompanying consolidated balance sheets, as restated (see Note 1), of California Amplifier, Inc. (a Delaware corporation) and Subsidiaries (the "Company") as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows, as restated (see Note 1), for each of the three years in the period ended February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Los Angeles, California
May 21, 2001

CALIFORNIA AMPLIFIER, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	Feb. 26, 2000	Feb. 27, 1999
	(As Restated, See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,791	$9,312
Accounts receivable, net of allowance of $473 at February 26, 2000, and $535 at February 27, 1999	16,038	4,823
Inventories	12,893	3,974
Deferred tax asset	4,864	1,597
Prepaid expenses and other current assets	615	625

Total current assets	37,201	20,331
Property and equipment, at cost, net of accumulated depreciation and amortization	9,736	4,498
Goodwill, net of accumulated amortization of $225	3,827	—
Other assets	733	720

	$51,497	$25,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,658	$2,644
Accrued liabilities	13,099	1,613
Short-term and current portion of long-term debt	4,972	596

Total current liabilities	32,729	4,853
Long-term debt	145	517
Minority interest share in net assets of Micro Pulse, Inc.	342	114
Commitments and contingencies
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 12,658 shares outstanding in February 2000 and 11,785 in February 1999	127	118
Additional paid-in capital	17,377	14,050
Accumulated other comprehensive loss	(226)	(170)
Retained earnings	1,003	6,067

Total stockholders' equity	18,281	20,065

	$51,497	$25,549

See accompanying notes to consolidated financial statements.

CALIFORNIA AMPLIFIER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net loss per share)

	Years Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998
	(As Restated, See Note 1)
Sales	$85,850	$37,140	$46,933
Cost of sales	68,013	26,595	36,236

Gross profit	17,837	10,545	10,697
Research and development	5,540	4,764	4,475
Selling	4,877	4,441	5,215
General and administrative	5,395	3,880	4,813

Income (loss) from operations	2,025	(2,540)	(3,806)
Settlement of litigation	(9,500)	—	—
Interest and other income (expense), net	(131)	28	(59)
Minority interest share in (income) loss of Micro Pulse	(302)	295	(284)

Loss before benefit from income taxes	(7,908)	(2,217)	(4,149)
Benefit from income taxes	2,844	781	1,484

Net loss	$(5,064)	$(1,436)	$(2,665)

Net loss per share:
Basic and Diluted	$(.42)	$(.12)	$(.23)

Shares used in per share calculation	12,072	11,782	11,734

See accompanying notes to consolidated financial statements.

CALIFORNIA AMPLIFIER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balances at March 1, 1997	11,713	$117	$13,990	$10,168	$(127)	$24,148
Comprehensive loss:
Net loss	—	—	—	(2,665)	—	(2,665)
Foreign translation adjustment	—	—	—	—	(122)	(122)

						(2,787)
Exercise of stock options	58	1	35	—	—	36

Balances at February 28, 1998	11,771	118	14,025	7,503	(249)	21,397
Comprehensive loss:
Net loss	—	—	—	(1,436)	—	(1,436)
Foreign translation adjustment	—	—	—	—	79	79

						(1,357)
Exercise of stock options	14	—	25	—	—	25

Balances at February 27, 1999	11,785	118	14,050	6,067	(170)	20,065
Comprehensive loss:
Net loss (As Restated, See Note 1)	—	—	—	(5,064)	—	(5,064)
Foreign translation adjustment	—	—	—	—	(56)	(56)

						(5,120)
Exercise of stock options	873	9	3,327	—	—	3,336

Balances at February 26, 2000 (As Restated, See Note 1)	12,658	$127	$17,377	$1,003	$(226)	$18,281

See accompanying notes to consolidated financial statements.

CALIFORNIA AMPLIFIER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998
	(As Restated, see Note 1)
Cash flows from operating activities:
Net loss	$(5,064)	$(1,436)	$(2,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash litigation charge	9,500	—	—
Provision for doubtful accounts	37	96	592
Depreciation and amortization	2,990	3,013	3,280
Loss on sale of property and equipment	3	14	1
Minority interest share in net income (loss) of Micro Pulse, net of tax	228	(207)	195
Deferred tax asset	(4,252)	403	(1,200)
Change in assets and liabilities, net of effect from purchase of controlling interest in Micro Pulse in 1998 and Gardiner acquisition in 2000:
Accounts receivable	(11,252)	826	945
Inventories	(6,267)	2,877	1,983
Prepaid expenses and other assets	263	352	824
Accounts payable	10,014	783	(766)
Accrued liabilities	4,615	(786)	(37)

Net cash provided by operating activities	815	5,935	3,152

Cash flows from investing activities:
Purchases of property and equipment	(5,357)	(1,321)	(2,750)
Proceeds from sale of property and equipment	7	912	12
Purchase of controlling interest in Micro Pulse	—	—	327
Net assets acquired from Gardiner	(6,170)	—	—

Net cash used in investing activities	(11,520)	(409)	(2,411)

Cash flows from financing activities:
Debt borrowings	1,500	—	1,582
Debt repayments	(596)	(740)	(980)
Issuances of common stock	3,336	25	36

Net cash provided by (used in) financing activities	4,240	(715)	638

Effect of foreign exchange rates	(56)	79	(122)
Net (decrease) increase in cash and cash equivalents	(6,521)	4,890	1,257
Cash and cash equivalents at beginning of year	9,312	4,422	3,165

Cash and cash equivalents at end of year	$2,791	$9,312	$4,422

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Restated, see Note 1)

1.  General and Restatement of February 26, 2000 Financial Statements

General

    California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of video transmitted from satellites and wireless terrestrial transmission sites, and two-way wireless transceivers used in the emerging fixed point wireless voice (telephony) and data (Internet) applications.

    The Company also has a 50.5% controlling interest in Micro Pulse, Inc. ("Micro Pulse"), a company that designs, manufactures and markets antennas and amplifiers used principally in global positioning systems (See Note 2).

Restatement of February 26, 2000 Financial Statements

    On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to the Company's management.

    The Company has determined the effect of these irregularities on its previously issued financial statements and has restated the accompanying financial statements for the year ended February 26, 2000. The improper journal entries have been reversed, and the general ledger closings for each period within the fiscal year have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    As a result of the cumulative effect of the increase in net loss in fiscal year 2000 and the reduction in net income for the first nine months of fiscal 2001 in connection with the restatement, the Company reassessed the realizability of the deferred tax asset. The Company concluded that the deferred tax asset, specifically as it relates to the future tax deductibility for the exercise of non-qualified stock options, should be reduced for amounts previously recognized in fiscal years 2000 and 2001. Accordingly, deferred taxes and stockholders' equity were reduced by $5,800,000 in fiscal year 2000.

    In the process of reclosing the financial statements, the Company identified other minor discrepancies which are corrected in the accompanying financial statements.

    The Company's investigation determined that there has been no misappropriation of cash or other assets.

    The effect of the restatement as of February 26, 2000 and for the year ended February 26, 2000 is as follows (in thousands):

	As Originally Reported	Restatement Adjustments	As Restated
Statement of Operations Data:
Sales	$85,628	$222	$85,850
Cost of sales	62,197	5,816	68,013
Gross profit	23,431	(5,594)	17,837
Operating expenses	15,610	202	15,812
Other income (expense), net	(9,998)	65	(9,933)
Loss before taxes	(2,177)	(5,731)	(7,908)
Benefit from income taxes	784	2,060	2,844
Net loss	(1,393)	(3,671)	(5,064)
Net loss per share —
Basic and Diluted	$(.12)	$(.30)	$(.42)
Balance Sheet Data:
Cash and cash equivalents	$3,074	$(283)	$2,791
Inventories	12,948	(55)	12,893
Deferred tax asset	8,487	(3,623)	4,864
Prepaid expenses and other current assets	685	(70)	615
Property and equipment, net	9,731	5	9,736
Other assets	762	(29)	733
Accounts payable	9,242	5,416	14,658
Stockholders' equity	27,752	(9,471)	18,281

2.  Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries: California Amplifier s.a.r.l., the Company's French subsidiary, Cal Amp FSC, Inc., a foreign sales corporation and Cal Amp Limited, the Company's Hong Kong subsidiary since April 1999. The consolidated financial statements also include the accounts of Micro Pulse. In fiscal year 1998, the Company acquired additional shares of Micro Pulse which resulted in the Company holding a 50.5% controlling interest. All significant intercompany transactions have been eliminated.

Fiscal Year

    The Company reports results on the basis of a 52/53 week accounting calendar ending on the last Saturday of February or the first Saturday of March. Each of the fiscal years 2000, 1999, and 1998 consisted of 52 weeks. Fiscal year 2001 will consist of 53 weeks.

Revenue Recognition

    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Generally, these criteria are met at the time product is shipped.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk

    At February 26, 2000 and February 27, 1999, the Company had cash and cash equivalents in three U.S. banks in excess of Federally insured amounts, foreign banks, and grade A1P1 commercial paper investments at Salomon Smith Barney as follows (in 000's):

	2000	1999
U.S. banks	$2,166	$4,884
Foreign banks	625	362
Salomon Smith Barney	—	4,066

	$2,791	$9,312

    As of February 26, 2000, the Company had an account receivable due from one customer in the amount of $4,486,000, or 28.0% of consolidated accounts receivable, another customer in the amount of $2,471,000, or 15.4% of consolidated accounts receivable, and another customer in the amount of $1,658,000, or 10.3% of consolidated accounts receivable. At February 27, 1999 the Company had an account receivable due from one customer in the amount of $1,145,000, or 23.7% of consolidated accounts receivable, and from another customer in the amount of $678,000, or 14.1% of consolidated accounts receivable.

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

Inventories

    Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

	Feb. 26, 2000	Feb. 27, 1999
Raw materials	$10,147	$2,441
Work in process	1,073	40
Finished goods	1,673	1,493

	$12,893	$3,974

Property and Equipment

    Property and equipment is stated at cost and consists of the following (in 000's):

	Feb. 26, 2000	Feb. 27, 1999
Machinery and equipment	$16,780	$9,362
Furniture and computers	4,652	5,013
Tooling	3,438	3,955
Leasehold improvements	1,129	1,116

	25,999	19,446
Less accumulated depreciation and amortization	(16,263)	(14,948)

	$9,736	$4,498

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

Accounting for Long-Lived Assets

    The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount to future undiscounted net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the asset exceeds the projected discounted future cash flows arising from the asset.

Foreign Currency Translation and Comprehensive Income

    The financial statements of the Company's Paris, France subsidiary are translated into United States dollars using current or historical exchange rates, as appropriate, with gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheets. Foreign currency translation adjustments are the Company's only component of comprehensive income, which includes all non-owner changes in stockholders' equity. The Hong Kong subsidiary's functional currency is the United States Dollar.

Net Loss Per Share

    Basic loss per share is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding. The diluted per share calculation increase the weighted average number of shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements. No diluted per share amounts were calculated for fiscal years 2000, 1999 and 1998 since the inclusion would be anti-dilutive and reduce the loss per share for each of the respective fiscal years.

Goodwill

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 15 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses discounted future expected net cash flows to determine the amount of impairment loss. Amortization expense was $225,000 in fiscal year 2000.

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

    In fiscal year 2000, the Company issued a $3,100,000 promissory note in connection with the Gardiner acquisition. This note has been excluded from the statement of cash flows.

    At February 26, 2000, the Company accrued a $9,500,000 litigation settlement in its consolidated balance sheet as a charge to fiscal year 2000 operations. In connection with this charge, the Company recorded a non-cash income tax benefit of $3,606,000.

Accounting for Stock Options

    As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" APB No. 25 and comply with the pro forma disclosure requirements of the standard (see Note 8).

New Authoritative Pronouncements

    In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. Management does not expect adoption of this standard to have a material impact on the Company's financial position or results of operations.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's revenue recognition and results of operations.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Acquisition and Pro Forma Results of Operations

    On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s (Gardiner) products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition was approximately $9.3 million. The Company paid $6.2 million in cash, and Gardiner received a $3.1 million, 8% one year convertible promissory note due April 19, 2000. In April 2000, a portion of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share, which was the market value at the date of the acquisition, and the remaining balance was paid in cash. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

    The purchase price was allocated as follows (in 000's):

Inventory and prepaid expenses	$2,900
Equipment	2,700
Goodwill	4,100
Assumption of liabilities and cost of acquisition	(400)

Total purchase price	$9,300

    The following unaudited pro forma statements combine the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in 000's except per share data):

	Year Ended February 26, 2000		Year Ended February 27, 1999
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$85,850	$87,850	$37,140	$58,901
Net income (loss)	$(5,064)	$(4,904)	$(1,436)	$321
Net income (loss) per share
Basic	$(.42)	$(.41)	$(.12)	$.03
Diluted	$(.42)	$(.41)	$(.12)	$.03
Shares used in per share calculation
Basic	12,072	12,072	11,782	11,782
Diluted	12,072	12,072	11,782	12,600

4.  Accrued Liabilities

    Accrued liabilities consist of the following (in 000's):

	Feb. 26, 2000	Feb. 27, 1999
Payroll and related expenses	$1,924	$727
Warranty	462	545
Income taxes	78	6
Accrued settlement for litigation	9,500	—
Other accrued liabilities	1,135	335

	$13,099	$1,613

5.  Short-Term Borrowings

    In conjunction with the Gardiner acquisition (Note 3), the Company issued a $3.1 million one-year convertible promissory note bearing interest at 8%, due on April 19, 2000. Subsequent to February 26, 2000, a portion of the note was converted into 525,000 shares of common stock, and the remaining balance was paid.

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

    In September 2000 the Company finalized a new banking arrangement with U.S. Bank. Under the agreement the Company borrowed a $5.0 million term loan interest only at Libor plus 2.2%, until September 2001 at which time the loan converts to a five-year term loan. In addition, the Company obtained an $8.0 million working capital credit facility. The credit facility contains certain financial covenants and ratios the Company is required to maintain. At May 21, 2001, the Company was in default with certain covenants but they were waived by the bank.

6.  Long-Term Debt

    Long-term debt consists of the following (in 000's):

	Feb. 26, 2000	Feb. 27, 1999
Notes payable to a bank, secured by equipment, bearing interest at rates ranging from 8.19% to 8.24% payable monthly through January 2002	$517	$1,113
Less portion due within one year	(372)	(596)

	$145	$517

Annual maturities on long-term debt as of February 26, 2000, are as follows (in 000's):
2001		$372
2002		145

		$517

7.  Income Taxes

    The benefit from income taxes for fiscal years 2000, 1999, and 1998, are as follows (in 000's):

	2000	1999	1998
Current
—Federal	$610	$(352)	$(584)
—State	133	—	(95)
—Foreign	161	(26)	395
Deferred
—Federal	(3,185)	(343)	(1,020)
—State	(563)	(60)	(180)

	$(2,844)	$(781)	$(1,484)

    Differences between the benefit from income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 2000, 1999 and 1998 are as follows (in 000's):

	2000	1999	1998
Income tax at statutory federal rate (34%)	$(2,681)	$(788)	$(1,772)
State income taxes, net of federal income tax effect	(153)	(107)	(300)
Foreign taxes	161	(26)	395
Research and development credit	—	96	—
Other, net	(171)	44	193

	$(2,844)	$(781)	$(1,484)

    The components of the net deferred income tax asset are as follows (in 000's):

	Feb. 26, 2000	Feb. 27, 1999
Depreciation	$294	$290
Warranties	158	187
Compensation accrual	121	104
Inventory reserve	353	346
Allowance for doubtful accounts	132	165
Research and development credit	1,707	2,240
Litigation settlement accrual	3,606	—
Tax loss carryforward	6,608	—
Tax credits	818	1,907
Other, net	(84)	79

	13,713	5,318
Valuation allowance	(8,849)	(3,721)

	$4,864	$1,597

    The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's analysis of its operating performance in fiscal 1999 and 2000 and estimated realizability of its deferred tax assets, the Company has recorded valuation allowances of approximately $8.8 million and $3.7 million at February 26, 2000 and February 27, 1999, respectively. Approximately $5.1 million of the valuation allowance at February 26, 2000 is related to tax assets generated upon the exercise of non-qualified stock options. As such, any future benefit from the recognition of this $5.1 million portion of the gross deferred tax asset will be an adjustment to additional paid in capital.

    At February 26, 2000, the Company has net operating loss carryforwards of approximately $15.6 million and $4.5 million for Federal and State purposes expiring at various dates through 2020 and 2005, respectively.

8.  Stock Options

    The Company has two stock option plans for its employees, the 1989 Key Employee Stock Option Plan (1989 Plan), and the 1999 Stock Option Plan (1999 Plan). Under the 1999 Plan, stock options can be granted at exercise prices not less than 100% of the fair market value of the Company's stock at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually over a four-year vesting period. The 1989 Plan expired in May 1999 and no additional options may be granted under this plan. Under provisions of the 1989 Stock Option Plan, all options vest upon a change in control of ownership of the Company.

    The following table summarizes the option activity for fiscal years 2000, 1999, and 1998, (in 000's except dollar amounts):

	Number Shares	Weighted Average Option Price
Outstanding at March 1, 1997	1,388	$7.49
Granted	976	3.42
Exercised	(95)	1.68
Canceled	(400)	15.13

Outstanding at February 28, 1998	1,869	4.16
Granted	340	2.23
Exercised	(14)	1.98
Canceled	(178)	3.81

Outstanding at February 27, 1999	2,017	3.88
Granted	706	19.25
Exercised	(873)	3.82
Canceled	(165)	3.74

Outstanding at February 26, 2000	1,685	$10.36

    The weighted average fair value for options granted during the year was $9.43, $1.77, and $2.59 for fiscal years 2000, 1999, and 1998, respectively.

    The number of common stock options available for grant as of each fiscal year end were 500,000 for 2000, 175,225 for 1999, and 337,100 for 1998.

    Options outstanding at February 26, 2000 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.69-$1.75	146,700	8.62	$1.73	14,450	$1.56
$1.875-$2.76	464,350	8.00	$2.19	188,100	$2.19
$3.50-$4.09	313,500	6.78	$3.89	134,250	$3.80
$4.72-$6.88	162,875	8.02	$5.49	57,875	$5.96
$7.22-$9.125	177,750	6.92	$7.82	112,000	$7.35
$11.00-$16.25	123,500	9.30	$11.66	21,300	$12.97
$21.88-$27.00	43,000	8.10	$25.80	17,500	$24.06
$40.00	253,000	9.95	$40.00	0	0

$0.69-$40.00	1,684,675	8.11	$10.36	545,475	$5.15

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

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2000	1999	1998
Expected life (years)	10	10	10
Dividend yield	—	—	—

    The range for interest rates is 4.15%—7.14%, and the range for volatility is 49%—77%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $846,000, $949,000, and $713,000 in fiscal years 2000, 1999, and 1998 respectively. This would result in pro forma net losses resulting from the increased compensation cost of $5,605,000, or $.46 per share, $2,043,000, or $.17 per share, and $3,121,000, or $.27 per share, in fiscal year 2000, 1999, and 1998 respectively. The effect of stock-based compensation on net losses for fiscal 2000, 1999, and 1998 may not be representative of the effect on pro forma net income or loss in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.

    For fiscal years 2000, 1999 and 1998 there were 1,357,000, 175,000 and 239,000 options, respectively, not considered in the diluted weighted average shares calculation since their inclusion would be anti-dilutive.

9.  Commitments

    The Company leases its corporate and manufacturing facilities under operating leases that expire in February 2004. The lease agreement for its corporate facility requires the Company to pay all property taxes and insurance premiums associated with the coverage of the facility.

    In addition, the Company leases a manufacturing facility in Garland, Texas, sales offices in Paris, France, Sao Paulo, Brazil, and Hong Kong, China, under certain lease arrangements. The Company also leases certain equipment used in the manufacturing operation under operating lease arrangements.

    The following table represents the future minimum rent payments required under all operating leases with terms in excess of one year as of February 26, 2000 (in 000's):

Fiscal Year:
2001	$610
2002	590
2003	600
2004	605
2005	480

$2,885

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

    On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000, the parties reached a settlement. Under terms of the settlement, the Company will issue 187,500 shares of its common stock along with a cash payment of $3.5 million, funded in part by insurance proceeds. This represents a total settlement of approximately $11.0 million of which $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of November 25, 2000, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million with one of its insurance carriers paying the remaining $1.0 million.

    In connection with the settlement of the Yourish action the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and an Opening Brief on March 1, 2001. The Defendants filed a Response Brief on April 30, 2001. Plaintiff's Reply Brief was filed on May 21, 2001. No hearing date has been set to argue the appeal.

    On March 7, 2000, the Company announced it had received a complaint of patent infringement from Andrew Corporation. The complaint, filed against California Amplifier in the U.S. District Court for the Eastern District of Texas but not served, alleges that California Amplifier has infringed Andrew Corporation's patent in the design of certain products. California Amplifier believes that the allegations are unfounded and without merit and will vigorously defend any attempt by the plaintiff to prosecute this action.

    From March 29, 2001 to May 21, 2001, the Company and certain officers were named in twenty putative actions in Federal Court.

    See also Note 13—Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere herein.

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

Fiscal Year 2000:

	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$59,981	$18,881	$6,988	$—	$85,850
Gross Profit	9,146	5,987	2,704	—	17,837
Gross Margin	15.2%	31.7%	38.7%		20.8%
Income (loss) before tax	5,440	752	309	(14,409)	(7,908)
Depreciation and amortization	1,573	977	190	250	2,990
Identifiable Assets	$31,768	$8,058	$2,531	$9,140	$51,497

Fiscal Year 1999:

	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$12,503	$20,338	$4,299	$—	$37,140
Gross Profit	3,377	5,837	1,331	—	10,545
Gross Margin	27%	28.7%	31.0%		28.4%
Income (loss) before taxes	850	557	(518)	(3,106)	(2,217)
Depreciation and amortization	994	1,526	227	266	3,013
Identifiable Assets	$4,146	$7,347	$1,582	$12,474	$25,549

    The Company does not have significant long-lived assets outside the United States.

    Sales information by product line for each of the three years in the period ended February 26, 2000, are as follows (in 000's):

	2000	1999	1998
Satellite Products	$59,981	$12,503	$13,131
Wireless Products	18,881	20,338	27,738
Antenna Products	6,988	4,299	6,064

	$85,850	$37,140	$46,933

    Sales information by geographical area for each of the three years in the period ended February 26, 2000 is as follows (000's):

	2000	1999	1998
United States	$66,726	$20,265	$19,378
Canada	5,419	2,987	2,750
Latin America	1,240	3,556	12,122
Europe	4,394	3,094	4,726
Middle East	847	520	203
Africa	1,832	3,739	4,014
Asia	4,368	1,449	2,757
Australia	1,024	1,530	983

	$85,850	$37,140	$46,933

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

12.
Quarterly Financial Information (unaudited)

    The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2000 and 1999 (in 000's, except percentages and per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2000
Sales	$12,928	$18,657	$26,577	$27,688	$85,850
Gross profits	3,643	5,252	3,236	5,706	17,837
Gross margins	28.1%	28.2%	12.2%	20.6%	20.8%
Net income (loss)	239	933	(572)	(5,664)	(5,064)
Income (loss) per diluted share	$0.02	$0.07	$(0.05)	$(0.46)	$(0.42)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 1999
Sales	$9,060	$8,322	$9,681	$10,077	$37,140
Gross profits	2,793	1,939	2,776	3,037	10,545
Gross margins	30.8%	23.3%	28.7%	30.1%	28.4%
Net income (loss)	(485)	(837)	(205)	91	(1,436)
Income (loss) per diluted share	$(0.04)	$(0.07)	$(0.02)	$0.01	$(0.12)

13. Subsequent Events

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

*
Filed herewith

QuickLinks

PART I
PART II
PART IV
SIGNATURES
CALIFORNIA AMPLIFIER, INC. Index to Consolidated Financial Statements
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CALIFORNIA AMPLIFIER, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except par value)
CALIFORNIA AMPLIFIER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except net loss per share)
CALIFORNIA AMPLIFIER, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (in thousands)
CALIFORNIA AMPLIFIER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As Restated, see Note 1)
INDEX TO EXHIBITS