Form 10-Q/A
period 2000-05-27
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment Number 1 to

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 27, 2000

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

    Number of pages in this Form 10-Q/A: 16

PART I—FINANCIAL INFORMATION

ITEM 1:  Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	May 27, 2000	Feb. 26, 2000
	(Unaudited) (As Restated, see Note 1)	(As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,887	$2,791
Accounts receivable, net	16,199	16,038
Inventories	13,482	12,893
Deferred tax asset	4,190	4,864
Prepaid expenses and other current assets	462	615

Total current assets	39,220	37,201
Property and equipment, at cost, net of accumulated depreciation and amortization	9,931	9,736
Goodwill, net of amortization	3,760	3,827
Other assets	442	733

	$53,353	$51,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,551	$14,658
Accrued liabilities	12,665	13,099
Current portion of long-term obligations	5,239	4,972

Total current liabilities	30,455	32,729
Long-term obligations, net of current portion	141	145
Minority interest share in net assets of Micro Pulse, Inc.	442	342
Commitments and contingencies
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 13,245 shares outstanding in May 2000 and 12,658 in February 2000	132	127
Additional paid-in capital	19,893	17,377
Accumulated other comprehensive loss	(253)	(226)
Retained earnings	2,543	1,003

Total stockholders' equity	22,315	18,281

	$53,353	$51,497

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended
	May 27, 2000	May 29, 1999
	(As Restated, see Note 1)	(As Restated, see Note 1)
Sales	$31,849	$12,928
Cost of sales	25,062	9,285

Gross profit	6,787	3,643
Research and development	1,682	1,143
Selling	1,037	1,073
General and administrative	1,439	1,104

Income from operations	2,629	323
Interest and other income (expense), net	(73)	48
Minority interest share in (income) loss of Micro Pulse	(151)	2

Income before provision for income taxes	2,405	373
Provision for income taxes	(865)	(134)

Net income	$1,540	$239

Net income per share
Basic	$.12	$0.02
Diluted	$.11	$0.02

Shares used in per share calculations
Basic	12,955	11,791
Diluted	14,086	12,346

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	May 27, 2000	May 29, 1999
	(As Restated, see Note 1)	(As Restated, see Note 1)
Cash flows from operating activities:
Net income	$1,540	$239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	19	30
Depreciation and amortization	897	661
Loss on sale of property and equipment	1	2
Minority interest share in net income (loss) of Micro Pulse, net of tax	100	(2)
Deferred tax asset	673	25
Change in assets and liabilities, net of effect of Gardiner acquisition in fiscal year 2000:
Accounts receivable	(180)	(3,402)
Inventories	(589)	794
Prepaid expenses and other assets	444	183
Accounts payable	(2,107)	1,462
Accrued liabilities	(434)	(157)

Net cash provided by (used in) operating activities	364	(165)

Cash flows from investing activities:
Purchase of property and equipment	(1,026)	(17)
Net assets acquired from Gardiner	—	(2,747)

Net cash used in investing activities	(1,026)	(2,764)

Cash flows from financing activities:
Debt borrowings	5,000	—
Debt repayments	(2,506)	(149)
Issuances of common stock	291	43

Net cash provided by (used in) financing activities	2,785	(106)

Effect of foreign exchange rates	(27)	(70)
Net increase (decrease) in cash and cash equivalents	2,096	(3,105)
Cash and cash equivalents at the beginning of period	2,791	9,312

Cash and cash equivalents at end of period	$4,887	$6,207

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

    Restatement of Financial Statements—On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000 and the interim periods of fiscal year 2001. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to the Company's management.

    The Company has determined the effect of these irregularities on its previously issued financial statements and has restated the accompanying financial statements as of February 26, 2000 and May 27, 2000 and for the three months ended May 27, 2000 and May 29, 1999. The improper journal entries have been reversed, and the general ledger closings for each period presented have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    As a result of the cumulative effect of the increase in net loss in fiscal year 2000 and the reduction in net income for the first nine months of fiscal 2001 in connection with the restatement, the Company reassessed the realizability of the deferred tax asset. The Company concluded that the deferred tax asset, specifically as it relates to the future tax deductibility for the exercise of non-qualified stock options, would be reduced for amounts previously recognized in fiscal years 2000 and 2001. Accordingly, deferred taxes and stockholders' equity were reduced by $5,800,000 in fiscal year 2000 and by an additional $700,000 for the three months ended May 27, 2000.

    In the process of reclosing interim financial statements, the Company identified minor discrepancies which are corrected in the accompanying interim financial statements.

    The Company's investigation determined that there has been no misappropriation of cash or other assets.

Statement of Operations Data
(in thousands)

	Three Months Ended
	May 27, 2000			May 29, 1999
	Originally Reported	Restatement Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Sales	$32,284	$(435)	$31,849	$13,093	$(165)	$12,928
Cost of sales	24,352	710	25,062	9,180	105	9,285
Gross profit	7,932	(1,145)	6,787	3,913	(270)	3,643
Operating expenses	4,380	(222)	4,158	3,386	(66)	3,320
Other income (expense), net	(241)	(17)	(224)	33	17	50
Provision for income taxes	(1,189)	324	(865)	(202)	68	(134)
Net income	2,122	(582)	1,540	358	(119)	239
Net income per share—
Basic	$0.16	$(0.04)	$0.12	$0.03	$(0.01)	$0.02
Diluted	$0.15	$(0.04)	$0.11	$0.03	$(0.01)	$0.02

Balance Sheet Data
(in thousands)

	As of
	May 27, 2000			February 26, 2000
	Originally Reported	Restatement Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Cash and cash equivalents	$4,887	$-0-	$4,887	$3,074	$(283)	$2,791
Accounts receivable, net	16,191	8	16,199	16,038	-0-	16,038
Inventories	13,485	(3)	13,482	12,948	(55)	12,893
Deferred tax asset	8,099	(3,909)	4,190	8,487	(3,623)	4,864
Prepaid expenses and other current assets	563	(101)	462	685	(70)	615
Property and equipment, Net	9,903	28	9,931	9,731	5	9,736
Other assets	576	(134)	442	762	(29)	733
Accounts payable	6,362	6,189	12,551	9,242	5,416	14,658
Accrued liabilities	12,212	453	12,665	13,099	-0-	13,099
Stockholders' equity	33,068	(10,753)	22,315	27,752	(9,471)	18,281

    2.  Inventories—Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

	May 27, 2000	Feb. 26, 2000
Raw materials	$11,044	$10,147
Work in process	1,113	1,073
Finished goods	1,325	1,673

	$13,482	$12,893

    3.  Net Income Per Share—Basic income per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted income per share increases the weighted average shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements.

	Three Months Ended
	May 27, 2000	May 29, 1999
Weighted average shares outstanding—Basic	12,955	11,791
Effect of dilutive securities
Options	715	316
Litigation settlement	124	—
Convertible debt	292	239

Weighted average shares outstanding—Diluted	14,086	12,346

    4.  Comprehensive Income—Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 27, 2000 and May 29, 1999 (in thousands):

	Three Months Ended
	May 27, 2000	May 29, 1999
Net income	$1,540	$239
Foreign currency translation adjustment, net of tax	(27)	(70)

Comprehensive income	$1,513	$169

    5.  Concentration of Risk—As of May 27, 2000, the Company had accounts receivable due from one customer of $4,568,000 or 28.2% of consolidated accounts receivable, and another customer of $3,174,000 or 19.6% of consolidated accounts receivable.

    6.  Statement of Cash Flows—In fiscal year 2001, the Company issued 525,000 shares of its common stock for retirement of $2,231,250 of debt. These amounts were excluded from the statement of cash flows.

    In the first quarter of fiscal year 2000, the Company recorded goodwill of $3.9 million in conjunction with the acquisition of certain assets from Gardiner Communications and issued a note payable for $3.1 million. The non-cash portion of this acquisition was excluded from the statement of cash flows.

    7.  Segments—The Company currently manages its business under three identifiable business segments, Satellite Products, Wireless Access Products and Antenna Products.

    Segment information for the three months ended May 27, 2000 and May 29, 1999 is as follows (in thousands):

	Three Months Ended May 27, 2000
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$24,370	$5,392	$2,087	$—	$31,849
Gross Profit	3,956	1,890	941	—	6,787
Product Gross Margins	16.2%	35.1%	45.1%	—	21.3%
Income (Loss) Before Tax	2,919	637	131	(1,282)	2,405

	Three Months Ended May 29, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$6,866	$4,969	$1,093	$—	$12,928
Gross Profit	1,796	1,381	466	—	3,643
Product Gross Margins	26.2%	27.8%	42.6%	—	28.2%
Income (Loss) Before Tax	1,093	200	(1)	(919)	373

    For the three months ended May 27, 2000, two satellite product customers accounted for 28.9% and 17.8% of consolidated sales. For the three months ended May 29, 1999, another satellite product customer accounted for 18.1% of consolidated sales.

    8.  Acquisition and Pro Forma Results of Operations—On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition was approximately $9.3 million. The Company paid $6.2 million in cash, and Gardiner received a $3,100,000, 8% one year convertible promissory note due April 19, 2000. In April 2000, a portion of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share, which was the market value at the date of the promissory note issuance, and the remaining balance was paid. As part of the purchase in fiscal year 2000, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

    The following pro forma information combines the operations of the Company and Gardiner for the three months ended May 29, 1999, as if the acquisition had occurred at February 27, 1999 (in thousands):

	3 Months Ended May 29, 1999
	As Reported	Pro Forma

Sales	$12,928	$14,928
Net income	$239	$399
Net income per diluted share	$.02	$.03

9. Subsequent Events

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended May 27, 2000 and May 29, 1999

Sales

    Sales increased $18.9 million, or 146%, from $12.9 million for the three months ended May 29, 1999 to $31.8 million for the three months ended May 27, 2000. Sales of Satellite products increased $17.5 million, or 255%, from $6.9 million to $24.4 million. Sales of Wireless Access products increased $423,000, or 9%, from $5.0 million to $5.4 million. Sales of Antenna products by Micro Pulse increased $994,000, or 91%, from $1.1 million to $2.1 million.

    The increase in sales of Satellite products resulted from continued strong demand for the Company's U.S. DBS products, and initial shipments of certain Satellite products to European markets. In the comparable prior year period the Company did not sell significant amounts of Satellite products to these markets until its acquisition of Gardiner Communications on April 19, 1999.

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

Gross Profits and Gross Margins

    Gross profits increased by $3.1 million, or 86%, from $3.6 million for the three months ended May 29, 1999 to $6.8 million for the three months ended May 27, 2000. Gross margins decreased to 21.3% from 28.2%. The 86% increase in gross profits resulted from the 146% increase in sales, offset by lower product gross margins. The significant decline in gross margins resulted primarily from pricing pressures in satellite products and traditional Wireless Cable products, and a sales mix comprised of 77% Satellite products (53% in the prior year period) which are currently being sold at gross margins of approximately 16%. The Satellite products gross margins remain under continued pressure primarily as a result of higher material procurement costs, inefficiencies operating multiple factories, labor inefficiencies because of difficulties in obtaining certain electronic components on a timely basis thereby causing assembly shut-downs, and under-absorbed factory overhead at the Company's two manufacturing facilities. The Company believes it has initiated certain measures to alleviate some of these issues, but does not expect to see improvement in gross margins during the second quarter of fiscal year 2001.

    Gross margins for the Company's Wireless Access Products improved to 35.1% from 27.8% due to increased sales of higher margin two-way Transceivers.

    See also Note 7 "Segments," included in Notes to Unaudited Consolidated Financial Statements included elsewhere herein for additional operating data for separate business units.

Operating Expenses

    Research and development expenses increased by $539,000 from $1.1 million to $1.7 million. The increase related to additional engineering and design personnel, higher salaries to remain competitive with industry compensation trends, and higher material costs relating to new product design.

    Selling expenses decreased by $36,000 from $1.1 million to $1.0 million. The decrease relates primarily to increased personnel to support higher sales offset by decreases in discretionary marketing spending.

    General and administrative expenses increased by $335,000 from $1.1 million to $1.4 million. The increase related to increased personnel and higher salaries to support the larger business unit organizations.

Income from Operations

    Income from operations, for the reasons noted above, increased by $2.3 million, to $2.6 million from $323,000 in the comparable prior year period.

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

Net Income

    Net income, for reasons outlined above, increased by $1.3 million to $1.5 million from $239,000 in the comparable prior year period.

    See also Note 7 "Segments," included in Notes to Unaudited Consolidated Financial Statements included elsewhere herein for additional operating data for separate business units.

LIQUIDITY AND CAPITAL RESOURCES

    In May 2000, the Company renegotiated its financial arrangement with U.S. Bank. Under the terms of the new credit and debt arrangement, the Company borrowed $5.0 million as a term loan, with interest only at LIBOR plus 2.2% until June 2001, at which time the loan will convert to a five-year fully amortizing term loan. However, such loan can be prepaid without penalty. In addition, the Company's working capital facility was increased to $8.0 million. The borrowings are currently classified as current borrowings until the agreement is contractually signed.

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

    The Company believes that cash flow from operations together with the funds available under its current credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months.

    The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2001 will not be impacted significantly by foreign exchange rate fluctuation since a significant portion of the Company's fiscal year 2001 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China have made it more difficult to compete with in-country manufacturers.

SAFE HARBOR STATEMENT

    Forward looking statements in this 10-Q/A which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, the financial investigation announced on March 29, 2001, litigation and related matters and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000, the parties reached a settlement. Under terms of the settlement, the Company will issue 187,500 shares of its common stock along with a cash payment of $3.5 million, funded in part by insurance proceeds. This represents a total settlement of approximately $11.0 million of which $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000 and as of May 27, 2000. The Company has filed a lawsuit against one of its insurance carriers seeking $2.0 million of coverage in connection with this settlement that the insurer has refused to provide.

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

    See also Note 9—Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 2.  Changes in Securities

    None.

ITEM 3.  Defaults upon Senior Securities

    None.

ITEM 4.  Submission of Matters to a Vote of Securiy Holders

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

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1: Financial Statements
CONSOLIDATED BALANCE SHEETS (in thousands, except par value)
CONSOLIDATED STATEMENTS OF INCOME (unaudited; in thousands, except per share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; in thousands)
Notes to Unaudited Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Securiy Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES