Form 10-Q/A
period 2000-08-26
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

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

For the transition period from                to

Commission File Number: 012182

CALIFORNIA AMPLIFIER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other jurisdiction of incorporation or organization)	95-3647070 (IRS Employer Identification No.)
460 Calle San Pablo, Camarillo, California (Address of principal executive offices)	93012 (Zip Code)

(805) 987-9000
(Registrant's telephone number, including area code)

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

Number of pages in this Form 10-Q/A: 18

PART I—FINANCIAL INFORMATION

ITEM 1: Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	Aug. 26, 2000	Feb. 26, 2000
	(Unaudited) (As Restated, see Note 1)	(As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,394	$2,791
Accounts receivable, net	15,591	16,038
Inventories	15,329	12,893
Deferred tax asset	3,429	4,864
Prepaid expenses and other current assets	335	615

Total current assets	42,078	37,201
Property and equipment, at cost, net of accumulated depreciation and amortization	9,965	9,736
Goodwill, net of accumulated amortization	3,692	3,827
Other assets	440	733

	$56,175	$51,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,687	$14,658
Accrued liabilities	12,413	13,099
Current portion of long-term obligations	5,200	4,972

Total current liabilities	30,300	32,729
Long-term obligations, net of current portion	58	145
Minority interest share in net assets of Micro Pulse, Inc.	525	342
Commitments and contingencies
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 13,483 shares outstanding at August 26, 2000 and 12,658 at February 26, 2000	135	127
Additional paid-in capital	21,418	17,377
Accumulated other comprehensive loss	(223)	(226)
Retained earnings	3,962	1,003

Total stockholders' equity	25,292	18,281

	$56,175	$51,497

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Aug. 26, 2000	Aug. 28, 1999	Aug. 26, 2000	Aug. 28, 1999
	(As Restated, see Note 1)		(As Restated, see Note 1)
Sales	$33,731	$18,657	$65,580	$31,585
Cost of sales	26,892	13,405	51,954	22,690

Gross profit	6,839	5,252	13,626	8,895
Research and development	1,784	1,384	3,466	2,527
Selling	1,210	1,150	2,247	2,223
General and administrative	1,495	1,129	2,934	2,233

Income from operations	2,350	1,589	4,979	1,912
Interest and other, net	(40)	(87)	(113)	(39)
Minority interest share in income of Micro Pulse	(92)	(44)	(243)	(42)

Income before income taxes	2,218	1,458	4,623	1,831
Provision for income taxes	(799)	(525)	(1,664)	(659)

Net income	$1,419	$933	$2,959	1,172

Net income per share
Basic	$.11	$.08	$.22	$.10
Diluted	$.10	$.07	$.21	$.09

Shares used in per share calculations
Basic	13,382	11,894	13,168	11,860
Diluted	14,354	13,450	14,250	12,765

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	Aug. 26, 2000	Aug. 28, 1999
	(As Restated, see Note 1)	(As Restated, see Note 1)
Cash flows from operating activities:
Net income	$2,959	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(44)	30
Depreciation and amortization	1,844	1,379
Loss on sale of property and equipment	4	3
Minority interest share in net income of Micro Pulse, net of tax	183	33
Deferred tax asset	1,435	477
Change in assets and liabilities, net of effect of Gardiner acquisition in fiscal year 2000:
Accounts receivable	490	(7,750)
Inventories	(2,436)	(648)
Prepaid expenses and other assets	574	(367)
Accounts payable	(1,971)	6,673
Accrued liabilities	(686)	830

Net cash provided by operating activities	2,352	1,832

Cash flows from investing activities:
Purchase of property and equipment	(1,942)	(1,198)
Net assets acquired from Gardiner	—	(2,747)

Net cash used in investing activities	(1,942)	(3,945)

Cash flows from financing activities:
Debt borrowings	5,000	—
Debt repayments	(2,628)	(297)
Issuances of common stock	1,818	355

Net cash provided by financing activities	4,190	58

Effect of foreign exchange rates	3	(75)
Net increase (decrease) in cash and cash equivalents	4,603	(2,130)
Cash and cash equivalents at the beginning of period	2,791	9,312

Cash and cash equivalents at end of period	$7,394	$7,182

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

    Restatement of Financial Statements—On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, the corporate controller abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The Company began an investigation into the circumstances reported by the controller and determined that expenses had been inappropriately reduced. As part of its investigation, the Company reviewed substantially all of the journal entries input by the controller and reviewed the general ledger closings for each period in fiscal 2000 and for the interim periods of fiscal year 2001. The investigation revealed that the controller had reduced reported expenses through the posting of improper journal entries and irregularities in the consolidation of its Hong Kong subsidiary. All of these improper journal entries and irregularities were previously unknown to the Company's management.

    The Company has determined the effect of these irregularities on its previously issued financial statements and has restated the accompanying financial statements as of February 26, 2000 and August 26, 2000 and for the three and six month periods ended August 26, 2000 and August 28, 1999. The improper journal entries have been reversed, and the general ledger closings for each period presented have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

    As a result of the cumulative effect of the increase in net loss in fiscal year 2000 and the reduction in net income for the first nine months of fiscal 2001 in connection with the restatement, the Company reassessed the realizability of the deferred tax asset. The Company concluded that the deferred tax asset, specifically as it relates to the future tax deductibility for the exercise of non-qualified stock options, would be reduced for amounts previously recognized in fiscal years 2000 and 2001. Accordingly, deferred taxes and stockholders' equity were reduced by $5,800,000 in fiscal year 2000 and by an additional $3,775,000 for the six months ended August 26, 2000.

    In the process of reclosing interim financial statements, the Company identified minor discrepancies which are corrected in the accompanying interim financial statements.

    The Company's investigation determined that there has been no misappropriation of cash or other assets.

Statement of Operations Data
(in thousands)

	Three Months Ended
	Aug. 26, 2000			Aug. 28, 1999
	Originally Reported	Restatment Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Sales	$34,032	$(301)	$33,731	$18,575	$82	$18,657
Cost of sales	26,049	843	26,892	13,331	74	13,405
Gross profit	7,983	(1,144)	6,839	5,244	8	5,252
Operating expenses	4,276	213	4,489	3,714	(51)	3,663
Other income (expense), net	(203)	(71)	(132)	(123)	8	(131)
Provision for income taxes	(1,264)	465	(799)	(506)	19	(525)
Net income	2,240	(821)	1,419	901	32	933
Net income per share—
Basic	$0.17	$(0.06)	$0.11	$0.08	$0.00	$0.08
Diluted	$0.16	$(0.06)	$0.10	$0.07	$0.00	$0.07
	Six Months Ended
	Aug. 26, 2000			Aug. 28, 1999
	Originally Reported	Restatment Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Sales	$66,316	$(736)	$65,580	$31,668	$(83)	$31,585
Cost of sales	50,401	1,553	51,954	22,511	179	22,690
Gross profit	15,915	(2,289)	13,626	9,157	(262)	8,895
Operating expenses	8,656	(9)	8,647	7,100	(117)	6,983
Other income (expense), net	(444)	(88)	(356)	(90)	(9)	(81)
Provision for income taxes	(2,453)	(789)	(1,664)	(708)	(49)	(659)
Net income	4,362	(1,403)	2,959	1,259	(87)	1,172
Net income per share—
Basic	$0.33	$(0.11)	$0.22	$0.11	$(0.01)	$0.10
Diluted	$0.31	$(0.10)	$0.21	$0.10	$(0.01)	$0.09

Balance Sheet Data
(in thousands)

	As of
	Aug. 26, 2000			Feb. 26, 2000
	Originally Reported	Restatment Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Cash and cash equivalents	$8,322	$(928)	$7,394	$3,074	$(283)	$2,791
Accounts receivable, net	15,590	1	15,591	16,038	-0-	16,038
Inventories	15,261	68	15,329	12,948	(55)	12,893
Deferred tax asset	9,935	(6,506)	3,429	8,487	(3,623)	4,864
Prepaid expenses and other current assets	336	(1)	335	685	(70)	615
Property and equipment, net	9,955	10	9,965	9,731	5	9,736
Other assets	457	(17)	440	762	(29)	733
Accounts payable	6,029	6,658	12,687	9,242	5,416	14,658
Accrued liabilities	11,795	618	12,413	13,099	-0-	13,099
Stockholders' equity	39,941	(14,649)	25,292	27,752	(9,471)	18,281

    2. Inventories—Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

	Aug. 26, 2000	Feb. 26, 2000
Raw materials	$12,130	$10,147
Work in process	989	1,073
Finished goods	2,210	1,673

	$15,329	$12,893

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

	Three Months Ended (in 000's)
	Aug. 26, 2000	Aug. 28, 1999
Weighted average shares outstanding—Basic	13,382	11,894
Effect of dilutive securities
Options	784	1,031
Litigation settlement	188	—
Convertible debt	—	525

Weighted average shares outstanding—Diluted	14,354	13,450

	Six Months Ended (in 000's)
	Aug. 26, 2000	Aug. 28, 1999
Weighted average shares outstanding—Basic	13,168	11,860
Effect of dilutive securities
Options	774	512
Litigation settlement	156	—
Convertible debt	152	393

Weighted average shares outstanding—Diluted	14,250	12,765

    4. Comprehensive Income—Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended August 26, 2000 and August 28, 1999 (in 000's):

	Quarter Ended
	Aug. 26, 2000	Aug. 28, 1999
Net income	$1,419	933
Foreign currency translation adjustment	30	(5)

Comprehensive income	$1,449	$928

	Six Months Ended
	Aug. 26, 2000	Aug. 28, 1999
Net income	$2,959	$1,172
Foreign currency translation adjustment	3	(75)

Comprehensive income	$2,962	$1,097

    5. Concentration of Risk—As of August 26, 2000, the Company had accounts receivable due from one customer of $3,260,000 or 21% of consolidated accounts receivable, and another customer of $3,749,000 or 24% of consolidated accounts receivable.

    For the three and six month period ended August 26, 2000 one customer accounted for 26% and 22% of sales respectively, while another customer accounted for 24.4% and 26.6% of sales, respectively and 12.9% of sales for the three months ended august 28, 1999. For the three and six month periods ended August 28, 1999 another customer accounted for 26.2% and 22.9% of sales respectively.

    All of the three customers referenced above were purchasers of Satellite products.

    6. Statement of Cash Flows—In fiscal year 2001, the Company issued 525,000 shares of its common stock for retirement of $2,231,000 of debt. These amounts were excluded from the statement of cash flows.

    In fiscal year 2000, the Company recorded goodwill of $4.1 million in conjunction with the acquisition of certain assets from Gardiner Communications and issued a note payable for $3.1 million. The non-cash portion of this acquisition was excluded from the statement of cash flows.

    7. Segments—The Company currently manages its business under three identifiable business segments, Satellite Products, Wireless Access Products and Antenna Products.

    Segment information for the three and six months ended August 26, 2000 and August 28, 1999 is as follows:

	Three Months Ended August 26, 2000
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$24,305	$7,353	$2,073	$—	$33,731
Gross Profit	3,640	2,460	739	—	6,839
Gross Margin	15.0%	33.5%	35.6%	—	20.3%
Income (Loss) Before Taxes	2,482	1,028	93	(1,385)	2,218

		Three Months Ended August 28, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$13,082	$3,984	$1,591	$—	$18,657
Gross Profit	3,395	1,319	538	—	5,252
Gross Margin	26.0%	33.1%	33.8%	—	28.2%
Income (Loss) Before Taxes	2,336	156	46	(1,080)	1,458

		Six Months Ended August 26, 2000
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$48,675	$12,745	$4,160	$—	$65,580
Gross Profit	7,596	4,350	1,680	—	13,626
Gross Margin	15.6%	34.1%	40.4%	—	20.8%
Income (Loss) Before Taxes	5,401	1,665	224	(2,667)	4,623

		Six Months Ended August 28, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$19,948	$8,953	$2,684	$—	$31,585
Gross Profit	5,191	2,700	1,004	—	8,895
Gross Margin	26.0%	30.2%	37.4%	—	28.2%
Income (Loss) Before Taxes	3,429	356	45	(1,999)	1,831

8.  Acquisition and Pro Forma Results of Operations

    On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s (Gardiner) products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition, was approximately $9.3 million. The Company paid approximately $2.8 million in cash on closing, and an additional $3.4 million in cash for additional inventory and equipment in September and October 1999, the Company's third fiscal quarter. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. On April 22, 2000, approximately $2.2 million of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share and the remainder of the debt was paid in cash. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

    The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods:

	6 Months August 28, 1999
	As Reported	Pro forma
Sales	$31,585	$33,585
Net Income	$1,172	$1,332
Net Income Per Diluted Share	$.09	$.10

9.  Subsequent Events

    In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on grating the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and an Opening Brief on March 1, 2001. The Defendants filed a Response Brief on April 30, 2001. Plaintiff's Reply Brief was filed on May 21, 2001. No hearing date has been set to argue the appeal.

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

    Sixteen of the class actions seek to represent a class of purchasers of the Company's com mon stock for the period between April 6 or 7, 2000 to March 28, 2001. Four of the class actions seek to represent a class of purchasers of the Company's common stock for the period between June 10 or 11, 1999 to March 28 or 29, 2001 (Taylor, Welch, Moccia, and Itchhaporia). All of the complaints cite to the Company's March 29, 2001 announcement regarding the resignation of the Company's corporate controller and statement that net income for the fiscal year ended February 26, 2000 may have been overstated by as much as $2.2 million. The complaints generally allege that the defendants artificially inflated the price of the Company's stock during the class period by allegedly making false representations about the Company's financial results or failing to disclose adverse facts about its financial results. The complaints also allege without specific facts that the individual defendants knew or were reckless in making the alleged false statements about the Company's financial results.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended August 26, 2000 and August 28, 1999

Sales

    Total sales increased by $15.1 million, or 80.8%, from $18.7 million for the three months ended August 28, 1999 to $33.7 million for the three months ended August 26, 2000. Sales of Satellite Products increased $11.2 million from $13.1 million to $24.3 million. Sales of Wireless Access Products increased $3.4 million from $4.0 million to $7.4 million. Sales of Antenna Products by Micro Pulse increased $482,000 from $1.6 million to $2.1 million.

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

Gross Profits and Gross Margins

    Gross profits increased by $1.6 million, or 30%, from $5.3 million for the three months ended August 28, 1999 to $6.8 million for the three months ended August 26, 2000. Gross margins decreased from 28.2% to 20.3%. The 30% increase in gross profits resulted from an 80.8% increase in sales offset by lower product gross margins. Satellite product gross margins for the three months ended August 26, 2000 decreased to 15.0% from 16.2% in the immediate preceding quarter and 26.0% for the comparable three month period of the prior year. The significant reduction in satellite gross margins resulted from continued pricing pressures on Satellite products coupled with higher material costs, difficulties in obtaining certain electronic components on a timely basis thereby causing assembly shut-downs, and under-absorption of capacity due to operating multiple factories. During the three month period ended August 28, 1999, the Company did not manufacture the DBS product but acquired them under a subcontract arrangement.

    The significant reduction in gross margins relating to satellite products was offset by a significant gross margin improvement in Wireless Access products. Wireless Access product gross margins for the three months ended August 26, 2000 were 33.5% as compared to 33.1% for the comparable three month period of the prior year. The higher gross margins are a result of approximately $4.0 million of sales of two-way transceivers, at higher margins offset by lower gross margins for MMDS video products.

    Overall gross margins for the quarter ended August 26, 2000 still decreased, however, because the quarterly product sales mix was so heavily weighted toward the lower gross margin Satellite products, which accounted for 72% of quarterly sales.

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

    See also Note 7, Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased by $400,000 from $1.4 million to $1.8 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

    Selling expenses increased $60,000 from $1.15 million to $1.21 million. The Company continues to monitor discretionary spending as it analyzes new market opportunities.

    General and administrative expenses increased by $366,000 from $1.1 million to $1.5 million. The increase relates primarily to increased salaries and legal related expenses.

Income from Operations

    Income from operations, for the reasons noted above, increased by $761,000 from income of $1.6 million for the three months ended August 28, 1999 to $2.4 million for the three months ended August 26, 2000.

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

Net Income

    Net income, for reasons outlined above, increased by $486,000 from net income of $933,000 for the three months ended August 28, 1999 to $1.4 million for the three months ended August 26, 2000.

Six Months Ended August 26, 2000 and August 28, 1999

Sales

    Total sales increased by $34.0 million from $31.6 million for the six months ended August 28, 1999 to $65.6 million for the six months ended August 26, 2000. Sales of Satellite Products increased $28.7 million from $20.0 million to $48.7 million. Sales of Wireless Access Products increased $3.8 million from $9.0 million to $12.7 million. Sales of Antenna Products increased $1.5 million from $2.7 million to $4.2 million.

    The increase in sales of Satellite Products is primarily attributable to significantly higher unit shipments of U.S. DBS products as a result of the satellite service providers' significant subscriber additions year-over-year, and the Company's increase in market share since its acquisition of these products in April 1999. In addition, the Company also began to ship DBS products to certain European markets.

    The increase in the sale of Wireless Access Products resulted from shipments of two-way MMDS transceivers primarily to North American customers.

    The increase in the sale of Antenna Products by Micro Pulse resulted primarily from a broadening of the Company's products and customer base.

Gross Profit and Gross Margin

    Gross profits increased by $4.7 million, or 53.2%, from $8.9 million for the six months ended August 28, 1999 to $13.6 million for the six months ended August 26, 2000. The 53.2% increase in gross profits resulted from a 108% increase in sales, offset by lower product gross margins. The reduction in gross margins resulted from a higher mix of Satellite product sales at significantly lower gross margins, offset by improved gross margins for Wireless Access products. The Company's Satellite products gross margin for the six month period ended August 26, 2000 was 15.6% as compared to 26.0% for the prior year period. Wireless Access products gross margins for the six month period ended August 26, 2000 were 34.2% as compared to 30.2% for the prior year period.

    The decline in gross margins for Satellite products relates to pricing pressures because of the competitive environment, coupled with component shortages causing significant manufacturing inefficiencies and overcapacity at multiple factories. In addition, in the prior year period the Company did not manufacture DBS products but acquired them under a subcontract arrangement.

    The improvement in gross margins for Wireless Access products relates to higher volume shipments of the Company's two-way transceiver products and higher levels of factory overhead absorption because of higher volumes.

    The Company is currently attempting to reduce the product cost on its Satellite DBS products to improve gross margins, however, for higher gross margin to improve gross profits, the Company must continue to maintain its current market share of approximately 40%.

    See also Gross Profit and Gross Margin for the three months ending August 26, 2000 and August 28, 1999, and Note 7—Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased $939,000 from $2.53 million to $3.5 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

    Selling expenses increased $24,000 from $2.22 million to $2.25 million. The Company continues to monitor discretionary spending as it analyzes new market opportunities.

    General and Administrative expense increased $701,000 from $2.2 million to $2.9 million. The increase relates primarily to increased salaries and related expenses, increased legal and other miscellaneous corporate expenses.

Income from Operations

    Income from operations, for the reasons outlined above, increased $3.1 million, from $1.9 million to $5.0 million.

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

Net Income

    Net income, for reasons outlined above, increased by $1.8 million from $1.2 million to $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

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

    The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that the remainder of fiscal year 2001 will not be impacted significantly by foreign exchange rate fluctuation since a significant portion of the Company's fiscal year 2001 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China have made it more difficult to compete with in-country manufacturers.

    A significant percentage of the Company's sales are generated by a limited number of customers, who order product under short-term purchase orders. A change in their ordering pattern could adversely affect future sales.

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

    In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on grating the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and an Opening Brief on March 1, 2001. The Defendants filed a Response Brief on April 30, 2001. Plaintiff's Reply Brief was filed on May 21, 2001. No hearing date has been set to argue the appeal.

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