Form 10-Q/A
period 2000-11-25
CALIFORNIA AMPLIFIER INC
filed 2001-05-23
CIK 730255

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment Number 1 to

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 25, 2000

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

    Number of pages in this Form 10-Q: 19

PART I—FINANCIAL INFORMATION

ITEM 1: Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par value)

	Nov. 25, 2000	Feb. 26, 2000
	(Unaudited) (As Restated, see Note 1)	(As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,205	$2,791
Accounts receivable, net	16,403	16,038
Inventories	17,148	12,893
Deferred tax asset	2,522	4,864
Prepaid expenses and other current assets	553	615

Total current assets	41,831	37,201
Property and equipment, at cost, net of accumulated depreciation and amortization	10,547	9,736
Goodwill, net of accumulated amortization	3,625	3,827
Other assets	329	733

	$56,332	$51,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,390	$14,658
Accrued liabilities	7,835	13,099
Current portion of long-term obligations	342	4,972

Total current liabilities	21,567	32,729
Long-term obligations, net of current portion	4,847	145
Minority interest share in net assets of Micro Pulse, Inc.	558	342
Stockholders' equity:
Preferred stock, 3,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000 shares authorized; 13,563 shares outstanding at November 25, 2000 and 12,658 shares outstanding at February 26, 2000	136	127
Additional paid-in capital	23,635	17,377
Accumulated other comprehensive loss	(223)	(226)
Retained earnings	5,812	1,003

Total stockholders' equity	29,360	18,281

	$56,332	$51,497

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Nov. 25, 2000	Nov. 27, 1999	Nov. 25, 2000	Nov. 27, 1999
	(As Restated, see Note 1)		(As Restated, see Note 1)
Sales	$32,582	$26,577	$98,162	$58,162
Cost of sales	25,188	23,341	77,142	46,031

Gross profit	7,394	3,236	21,020	12,131
Research and development	1,656	1,388	5,121	3,915
Selling	911	1,254	3,159	3,477
General and administrative	1,854	1,354	4,788	3,587

Income (loss) from operations	2,973	(760)	7,952	1,152
Interest and other, net	(39)	(40)	(152)	(79)
Minority interest share in income of Micro Pulse	(44)	(96)	(287)	(138)

Income (loss) before provision for income taxes	2,890	(896)	7,513	935
(Provision for) benefit from income taxes	(1,040)	324	(2,704)	(336)

Net income (loss)	$1,850	$(572)	$4,809	$599

Net income (loss) per share
Basic	$0.14	$(0.05)	$0.36	$0.05
Diluted	$0.13	$(0.05)	$0.34	$0.05

Shares used in per share calculations
Basic	13,549	12,087	13,279	11,939
Diluted	14,298	12,087	14,237	13,147

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Nov. 25, 2000	Nov. 27, 1999
	(As Restated, see Note 1)	(As Restated, see Note 1)
Cash flows from operating activities:
Net income	$4,809	$599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(35)	37
Depreciation and amortization	2,765	2,223
Loss on sale of property and equipment	23	9
Minority interest share in net income of Micro Pulse, net of tax	216	106
Deferred Tax Asset	2,342	73
Change in assets and liabilities, net of effect of Gardiner acquisition in fiscal year 2000:
Accounts receivable	(330)	(7,179)
Inventories	(4,255)	(3,384)
Prepaid expenses and other assets	466	35
Accounts payable	(1,268)	9,803
Accrued liabilities	(3,098)	595

Net cash provided by operating activities	1,635	2,377

Cash flows from investing activities:
Purchase of property and equipment	(3,397)	(3,349)
Net assets acquired from Gardiner	—	(6,199)

Net cash used in investing activities	(3,397)	(9,548)

Cash flows from financing activities:
Debt borrowings	5,000	1,500
Debt repayments	(2,697)	(446)
Issuances of common stock	1,870	1,163

Net cash provided by financing activities	4,173	2,217

Effect of foreign exchange rates	3	(102)
Net increase (decrease) in cash and cash equivalents	2,414	(5,056)
Cash and cash equivalents at the beginning of period	2,791	9,312

Cash and cash equivalents at end of period	$5,205	$4,256

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

    The Company has determined the effect of these irregularities and other errors on its previously issued financial statements and has restated the accompanying financial statements as of February 26, 2000 and November 25, 2000 and for the three and nine months ended November 25, 2000 and November 27, 1999. The improper journal entries have been reversed, and the general ledger closings for each period presented have been re-performed and properly consolidated with the accounts of the Company's Hong Kong subsidiary.

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

Statement of Operations Data
(in thousands)

	Three Months Ended
	Nov. 25, 2000			Nov. 27, 1999
	Originally Reported	Restatement Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Sales	$32,634	$(52)	$32,582	$26,251	$326	$26,577
Cost of sales	24,556	632	25,188	19,531	3,810	23,341
Gross profit	8,078	(684)	7,394	6,720	(3,484)	3,236
Operating expenses	4,412	9	4,421	4,116	(120)	3,996
Other income (expense), net	(88)	(5)	(83)	(127)	9	(136)
(Provision for) benefit from income taxes	(1,288)	(248)	(1,040)	(892)	(1,216)	324
Net income (loss)	2,290	(440)	1,850	1,585	(2,157)	(572)
Net income (loss) per share—
Basic	$0.17	$(0.03)	$0.14	$0.13	$(0.18)	$(0.05)
Diluted	$0.16	$(0.03)	$0.13	$0.12	$(0.17)	$(0.05)

	Nine Months Ended
	Nov. 25, 2000			Nov. 27, 1999
	Originally Reported	Restatement Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Sales	$98,950	$(788)	$98,162	$57,919	$243	$58,162
Cost of sales	74,957	2,185	77,142	42,042	3,989	46,031
Gross profit	23,993	(2,973)	21,020	15,877	(3,746)	12,131
Operating expenses	13,068	-0-	13,068	11,216	(237)	10,979
Other income (expense), net	(532)	(93)	(439)	(217)	-0-	(217)
(Provision for ) benefit from income taxes	(3,741)	(1,037)	(2,704)	(1,600)	(1,264)	(336)
Net income	6,652	(1,843)	4,809	2,844	(2,245)	599
Net income per share—
Basic	$0.50	$(0.14)	$0.36	$0.24	$(0.19)	$0.05
Diluted	$0.47	$(0.13)	$0.34	$0.22	$(0.17)	$0.05

Balance Sheet Data
(in thousands)

	As of
	Nov. 25, 2000			Feb. 26, 2000
	Originally Reported	Restatement Adjustments	Restated	Originally Reported	Restatement Adjustments	Restated
Cash and cash equivalents	$6,173	$(968)	$5,205	$3,074	$(283)	$2,791
Accounts receivable, net	16,582	(179)	16,403	16,038	-0-	16,038
Inventories	16,724	424	17,148	12,948	(55)	12,893
Deferred tax asset	8,842	(6,320)	2,522	8,487	(3,623)	4,864
Prepaid expenses and other current assets	553	-0-	553	685	(70)	615
Property and equipment, net	11,037	(490)	10,547	9,731	5	9,736
Other assets	452	(123)	329	762	(29)	733
Accounts payable	6,280	7,110	13,390	9,242	5,416	14,658
Accrued liabilities	7,513	322	7,835	13,099	-0-	13,099
Stockholders' equity	44,449	(15,089)	29,360	27,752	(9,471)	18,281

    2.  Inventories—Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

	Nov. 25, 2000	Feb. 26, 2000
Raw materials	$13,147	$10,147
Work in process	707	1,073
Finished goods	3,294	1,673

	$17,148	$12,893

    3.  Net Income Per Share—Basic income per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted income per share increases the weighted average shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements.

    For the three and nine months ended November 25, 2000 there were 489,900 and 398,000 options, respectively, not considered in the diluted weighted average shares calculation because their inclusion would be anti-dilutive. For the three and nine months ended November 27, 1999 there were 1,046,000 and 171,500 options and 525,000 and 0 shares relating to the convertible debt, respectively, not considered in the diluted weighted average shares calculation because their inclusion would be anti-dilutive.

	Three Months Ended (in 000's)
	Nov. 25, 2000	Nov. 27, 1999
Weighted average shares outstanding—Basic	13,549	12,087
Effect of dilutive securities
Options	621	—
Litigation settlement	128	—
Convertible debt	—	—

Weighted average shares outstanding—Diluted	14,298	12,087

	Nine Months Ended (in 000's)
	Nov. 25, 2000	Nov. 27, 1999
Weighted average shares outstanding—Basic	13,279	11,939
Effect of dilutive securities
Options	708	778
Litigation settlement	144	—
Convertible debt	106	430

Weighted average shares outstanding—Diluted	14,237	13,147

    4.  Comprehensive Income—Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 25, 2000 and November 27, 1999 (in 000's):

	Quarter Ended
	Nov. 25, 2000	Nov. 27, 1999
Net income (loss)	$1,850	$(572)
Foreign currency translation adjustment	—	(27)

Comprehensive income (loss)	$1,850	$(599)

	Nine Months Ended
	Nov. 25, 2000	Nov. 27, 1999
Net income	$4,809	$599
Foreign currency translation adjustment	3	(102)

Comprehensive income	$4,812	$497

    5.  Concentration of Risk—The following table summarizes sales to customers, which accounted for greater than 10% of consolidated sales for each of the following periods:

	Three Months Ended		Nine Months Ended
Customer	Nov. 25, 2000	Nov. 27, 1999	Nov. 25, 2000	Nov. 27, 1999
A	22%	12%	22%	*
B	17%	20%	23%	*
C	12%	*	*	*
D	*	11%	*	11%

    The following table summarizes accounts receivable due from customers that are greater than 10% of consolidated accounts receivable:

	Balances as of
Customer	Nov. 25, 2000	Feb. 26, 2000
A	12%	15%
B	15%	28%
E	*	10%
F	10%	*
G	10%	*

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

    7.  Segments—The Company currently manages its business under three identifiable business segments, Satellite Products, Wireless Access Products and Antenna Products. Segment information for the three and nine months ended November 25, 2000 and November 27, 1999 is as follows (in thousands):

	Three Months Ended November 25, 2000
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$20,631	$10,120	$1,831	$—	$32,582
Gross Profit	3,127	3,552	715	—	7,394
Gross Margin	15.2%	35.1%	39.0%	—	22.7%
Income (Loss) Before Taxes	2,174	2,378	46	(1,708)	2,890

	Three Months Ended November 27, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$19,299	$5,302	$1,976	$—	$26,577
Gross Profit	849	1,657	730	—	3,236
Gross Margin	4.4%	31.3%	36.9%	—	12.2%
Income (Loss) Before Taxes	(72)	316	96	(1,236)	(896)

	Nine Months Ended November 25, 2000
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$69,306	$22,865	$5,991	$—	$98,162
Gross Profit	10,723	7,902	2,395	—	21,020
Gross Margin	15.5%	34.6%	40.0%	—	21.4%
Income (Loss) Before Taxes	7,575	4,043	270	(4,375)	7,513

	Nine Months Ended November 27, 1999
	Satellite	Wireless Access	Antenna	Corporate	Total
Sales	$39,247	$14,255	$4,660	$—	$58,162
Gross Profit	6,040	4,357	1,734	—	12,131
Gross Margin	15.4%	30.6%	37.2%	—	20.9%
Income (Loss) Before Taxes	3,357	672	141	(3,235)	935

8.  Acquisition and Pro Forma Results of Operations

    On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s ("Gardiner") products, inventory, and manufacturing and development related equipment and inventory from Gardiner to support these product lines. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition, was approximately $9.3 million. The Company paid approximately $2.8 million in cash on closing, and an additional $3.4 million in cash for additional inventory and equipment in September and October 1999, the Company's third fiscal quarter. Gardiner received a $3.1 million, 8% one year promissory note due April 19, 2000. On April 22, 2000, approximately $2.2 million of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share and the remainder of the debt was paid in cash. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years.

    The following pro forma combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in thousands except per share data):

	9 Months November 27, 1999
	As Reported	Pro forma
Sales	$58,162	$60,162
Net Income	$599	$759
Net Income Per Diluted Share	$.05	$.05

9.  Subsequent Events

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

    In September 2000 the Company finalized a new banking arrangement with U.S. Bank. Under the agreement the Company borrowed a $5.0 million term loan interest only at Libor plus 2.2% until September 2001 at which time the loan converts to a five-year term loan. In addition, the Company obtained an $8.0 million working capital credit facility. The credit facility contains certain financial covenants and ratios the Company is required to maintain. At May 21, 2001, the Company was in default with certain covenants but they were waived by the bank.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended November 25, 2000 and November 27, 1999

Sales

    Total sales increased by $6.0 million from $26.6 million for the three months ended November 27, 1999 to $32.6 for the three months ended November 25, 2000. Sales of Satellite Products increased $1.3 million from $19.3 million to $20.6 million. Sales of Wireless Access Products increased $4.8 million from $5.3 million to $10.1 million. Sales of Antenna Products by Micro Pulse decreased $145,000 from $2.0 million to $1.8 million.

    The 6.9% increase in Satellite Product sales is primarily attributable to a sales mix change to higher priced units, offset by lower unit volume shipments. Despite the year-over-year sales growth, sequential fiscal year 2001 quarterly growth has slowed considerably due to the flattening of satellite subscriber additions in the United States. As a result, the Company is experiencing a significant reduction in ordering patterns by customers as they reduce inventory levels to accommodate slower subscriber growth.

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

    The decrease in the sale of Antenna Products by Micro Pulse resulted primarily from reduced product requirements from the Company's equipment customers. The impact, if any, of such slowing on future sales growth has not yet been determined.

Gross Profits and Gross Margins

    Gross profits increased $4.2 million, or 128% from $3.2 million for the three months ended November 27, 1999 to $7.4 million for the three months ended November 25, 2000. Gross margins increased from 12.2% to 22.7%. The improvement in gross margins from period to period relates primarily to factors which negatively impacted the prior year period product gross margins. Product gross margins for satellite products in the third quarter of fiscal year 2000 were 4.4% as a result of the following: the Company initiated the assembly of DBS products in two different locations, incurred significant start-up costs in its Camarillo facility, and electronic component shortages which caused significant labor inefficiencies and material expediting costs. Satellite gross margins in the current quarter continue to be under pressure at about 15% due to competitive pricing, timing of cost reductions and operating multiple factories. Wireless Access Product gross margins for the three months ended November 25, 2000 were 35.1% as compared to 31.3% for the comparable three month period of the prior year. The increase on gross margins is a result of higher volume shipments of two-way transceiver products.

    Gross margins in the fourth quarter is expected to be lower due to lower volume shipments of Satellite Products while two factories remain staffed for higher volume production. The Company is currently addressing production and factory requirements for its fiscal year 2002 beginning March 4, 2001.

    See also Note 7—Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased $268,000 from $1.4 million to $1.7 million. The increase results from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

    Selling expenses decreased $343,000 from $1.3 million to $912,000. The decrease in selling expense relates primarily to the timing of tradeshows and certain discretionary marketing expenses.

    General and administrative expenses increased $500,000 from $1.4 million to $1.9 million. The increase relates primarily to increased salaries and legal related expenses.

Income from Operations

    Income from operations, for the reasons noted above, increased by $3.7 million from a loss of $760,000 to income of $3.0 million.

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

Net Income

    Net income, for reasons outlined above, increased by $2.5 million from a loss of $572,000 for the three months ended November 27, 1999 to net income of $1.9 million for the three months ended November 25, 2000.

Nine Months Ended November 25, 2000 and November 27, 1999

Sales

    Total sales increased by $40.0 million from $58.2 million for the nine months ended November 27, 1999 to $98.2 million for the nine months ended November 25, 2000. Sales of Satellite Products increased $30.1 million from $39.2 million to $69.3 million. Sales of Wireless Access Products increased $8.6 million from $14.3 million to $22.9 million. Sales of Antenna Products by Micro Pulse increased $1.3 million from $4.7 million to $6.0 million.

    The 77% increase in sales of Satellite Products is primarily attributable to significantly higher unit shipments of U.S. DBS products as a result of the satellite service providers' significant subscriber additions year-over-year, and the Company's increase in market share since its acquisition of these products in April 1999.

    The increase in the sale of Wireless Access Products resulted from higher unit shipments of two-way MMDS transceivers primarily to North American customers.

    The increase in the sale of Antenna Products by Micro Pulse resulted primarily from a broadening of the Company's products and customer base.

    It should be noted that the year-over-year sales growth for Satellite and Antenna Products occurred primarily in the Company's first and second quarters of fiscal year 2001. In the Company's third fiscal quarter of fiscal year 2001 sales of Satellite Products increased approximately 7% when compared to the prior year quarter, but decreased 15% sequentially over the prior quarter, while Antenna Products decreased nominally when compared to the prior year quarter or the preceding quarter. Currently the Company anticipates sales of both Satellite and Antenna Products to be lower in the fourth quarter when compared to the preceding third quarter

    See also Results of Operations for the three months ended November 25, 2000 and November 27, 1999 included elsewhere herein.

Gross Profits and Gross Margins

    Gross profits increased by $8.9 million from $12.1 million for the nine months ended November 27, 1999 to $21.0 million for the nine months ended November 25, 2000, and gross margins increased from 20.9% to 21.4%. The increase in gross profits resulted from the increase in sales and slightly improved product gross margins.

    The Satellite Products gross margins for the nine months ended November 25, 2000 were 15.5% as compared to 15.4% for the prior year period. In fiscal year 2000 the Company was able to achieve higher gross margins during the period April 1999 to September 1999 when it acquired DBS finished goods under a subcontract arrangement rather than in house assembly. In the fiscal year 2001 nine month period, Satellite Product gross margins have been less than optimal due to electronic component shortages that affect assembly efficiencies, timing of product cost reductions, and under-absorption of excess capacity at two factories.

    Wireless Access Products gross margins for the nine months ended November 25, 2000 were 34.6% as compared to 30.6% for the prior year period. The improvement in gross margins for Wireless Access Products relates to significantly higher volume shipments of the Company's two-way transceiver products and higher levels of factory overhead absorption because of higher volumes.

    See also Gross Profit and Gross Margin for the three months ended November 25, 2000 and November 27, 1999 and Note 7 Segments included elsewhere herein.

Operating Expenses

    Research and development expenses increased $1.2 million from $3.9 million to $5.1 million. The increase resulted from increased personnel, higher salaries and related expenses, and higher development expenditures relating to new product design, primarily fixed wireless products.

    Selling expenses decreased $318,000 from $3.5 million to $3.2 million. The decrease is primarily a result of monitoring certain discretionary marketing spending.

    General and Administrative expenses increased $1.2 million from $3.6 million to $4.8 million. The increase relates primarily to increased salaries and related expenses, increased legal and other miscellaneous corporate expenses.

Income from Operations

    Income from operations, for the reasons outlined above, increased $6.8 million from $1.2 million for the nine months ended November 27, 1999 to $8.0 million for the nine months ended November 25, 2000.

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

Net Income

    Net income, for reasons outlined above, increased by $4.2 million from $599,000 for the nine months ended November 27, 1999 to $4.8 million for the nine months ended November 25, 2000.

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

    A significant percentage of the Company's sales are generated by a limited number of customers who order product under short-term purchase orders. A change in their ordering pattern could adversely affect future sales.

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

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in financial statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 has not had a material effect on the Company's revenue recognition and results of operations.

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

    On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569. On March 29, 2000, the parties reached a settlement. Under terms of the settlement, the Company will issue 187,500 shares of its common stock along with a cash payment of $3.5 million, funded in part by insurance proceeds. This represents a total settlement of approximately $11.0 million of which $9.5 million was accrued in the accompanying consolidated financial statements for the year ended February 26, 2000. The Company has filed a lawsuit against one of its insurance carriers seeking $2.0 million of coverage in connection with this settlement that the insurer has refused to provide. By Order dated September 14, 2000,the court approved the terms of the settlement and dismissed the action with prejudice. As of November 25, 2000, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million, with one of its insurance carriers paying the remaining $1.0 million. As of November 25, 2000, the remaining litigation settlement accrual amounted to $4.8 million.

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

    From March 29, 2001 to May 21, 2001, the Company and certain officers were named in twenty putative class actions in Federal Court.

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