Form 10-K405
period 2001-03-03
CALIFORNIA AMPLIFIER INC
filed 2001-06-01
CIK 730255

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 3, 2001         COMMISSION FILE NUMBER   0-12182


                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                                95-3647070
 (State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


460 CALLE SAN PABLO, CAMARILLO, CALIFORNIA                              93012
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

                                   Yes /X/   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of May 22, 2001 was approximately $67,931,284.

     There were 13,600,701 shares of the Registrant's Common Stock outstanding as of May 22, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 20, 2001 are incorporated by reference into Part III, Items 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

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

     In addition, the Company has a 50.5% ownership interest in Micro Pulse, Inc. (Micro Pulse), a company who designs, manufactures and markets antennas for various wireless applications, primarily for Global Positioning Satellite (GPS) applications.

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

     Since its inception in 1983 the Company has been a leading supplier of C-band downconverters and amplifiers for the "large backyard dish" to markets worldwide, but primarily to markets in the United States in the 1980's and 1990's, and Brazil and the Middle East in the mid 1990's. With the Company's 1998 reorganization into separate business units, the Satellite Products business unit focused its resources on Ku-DBS applications, as well as a broad line of C-band and Ku-band commercial applications. In April 1999, the Company purchased substantially all of the satellite television products from Gardiner Communications Corp. This acquisition allowed the Company immediate entry into the U.S. Ku-band Direct Broadcast Satellite mainstream consumer market, and provides the Company with the opportunity to service certain satellite markets in Europe, and Asia, both of which position the Company to be a more significant supplier to key markets around the world.

     In fiscal year 2000, approximately 80% of the Company's satellite product sales were Ku-DBS products, while approximately 20% were C-band consumer and commercial products. The Company believes Ku-DBS products will continue to comprise a significant percentage of satellite product sales as the Company focuses on the DBS market opportunities in the United States, Europe, Latin America and Asia.

     WIRELESS ACCESS PRODUCTS

     The Company's legacy Wireless Access products relate primarily to microwave downconvertr/amplifier receive products similar in function to its satellite products for wireless cable video reception, except that the microwave programming is transmitted from a terrestrial tower instead of a satellite. The Company's product focus has shifted to two-way transceiver products for use in "last-mile" wireless access to homes and businesses. The market and product background will be outlined below:

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

     In 1995, the Wireless Cable industry in the United States generated a great deal of interest with Tele-TV, a consortium comprised of Bell Atlantic, NYNEX and Pacific Telesis, which announced its intention to deliver video to customers using Wireless Cable digital compression technology. Initial projections for a digital subscriber rollout by Tele-TV were 2.0 million subscribers within three years of introduction. In late 1996, the Tele-TV consortium announced that certain members had changed their strategic emphasis and were not going forward with their Wireless Cable plans. In 1996, BellSouth announced its plan to use digital Wireless Cable technology to deliver video services in the southeastern region of the United States, and launched video programming services in Atlanta, New Orleans, Orlando, Daytona Beach, and Jacksonville. In 2000, BellSouth re-evaluated its video programming delivery service, and are currently working with DBS satellite operators to deliver video services. This will allow BellSouth to consider other uses for its MMDS spectrum.

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

     By deploying MMDS two-way wireless technology, operators can offer a high-speed data service alternative for bridging the critical "last mile" between networks and customers. There are key distinctions between MMDS and the two most prevalent traditional high-speed pipelines, cable and digital subscriber line (DSL), typically provided by local cable or telephone companies. MMDS not only allows rapid deployment of this new wireless alternative at relatively low build out costs, it extends high-speed access to rural and suburban markets that are not served or are underserved by cable or DSL. Essentially, operators will establish two-way transmissions to and from central headends, homes, and businesses operating in many instances like cellular systems. The Company currently provides outdoor transceivers, which the system operator installs on the subscriber's home or business rooftop. The transceivers interface with an indoor modem which is connected to PCs or LANs, and send and receive data to/from the base stations and provide access to the Intenet. The network management system manages and controls the traffic transmitted over the broadband wireless system.

     Beginning in March 1999, MCI WorldCom and Sprint began making debt and equity investments in many of the U.S. multi-system operators, essentially acquiring over 60% of the MMDS spectrum in major cities throughout the United States. In conjunction with these acquisitions, the companies announced their intention to initiate a broad-based roll-out of fixed wireless services to consumers in approximately 100 U.S. cities by the end of 2001. As of May 2001, Sprint was operating in 13 cities, and MCI WorldCom in 3 cities. Both companies have re-evaluated their previous roll-out strategies, and are awaiting next generation non-line-of-sight technologies before finalizing their deployment strategies. The Company is currently co-developing integrated non-line-of-sight transceiver/modem equipment in which Sprint has expressed significant interest. However, there can be no assurances that these development efforts will be successful.

     ANTENNA PRODUCTS
     In January 1993, the Company purchased a 50% ownership interest in Micro Pulse for $500,000, and in fiscal year 1998 increased its ownership to a 50.5% controlling interest. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in GPS applications. Such products are used in surveying applications, vehicle tracking and marine and airborne navigation.

     During fiscal years 2001, 2000, and 1999 Satellite products accounted for 68.1%, 69.9%, and 33.7% of the Company's sales, respectively. Wireless access products accounted for 25.6%, 22.0%, and 54.8% of the Company's sales, respectively. Antenna products, which represent sales by Micro Pulse, accounted for 6.3%, 8.1%, and 11.5% of the Company's consolidated sales in fiscal years 2001, 2000, and 1999, respectively.

     For additional information regarding the Company's sales by segment and geographical area, see Note 11 of Notes to Consolidated Financial Statements.

MANUFACTURING
     The Company currently manufactures and assembles its products in Camarillo, California and under a subcontract arrangement in China. In fiscal years 2000 and 2001, the Company also manufactured and assembled satellite DBS products in Garland, Texas. Manufacturing operations consist of placing hundreds of electronic devices onto printed circuit boards, assembling one or more boards into primarily aluminum housings, tuning microwave circuits, and testing of final assembled products.

     Electronic devices, components and made-to-order assemblies used in the Company's products are generally obtained from a number of suppliers, although certain materials are obtained from a limited number of sources. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company attempts to operate without substantial levels of raw materials by depending on certain key suppliers to provide material on a "just-in-time" basis. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company's operations. During the second half of fiscal year 2000, and during the first quarter of fiscal year 2001, the Company experienced difficulty in receiving timely delivery of certain key components which, to some extent, affected shipments and manufacturing productivity. There can be no assurances that such electronic component shortages will not occur again nor to what extent these shortages impact production.

ISO 9001 INTERNATIONAL CERTIFICATION
     In August 1995, the Company became registered to ISO 9001, the international standard for conformance to quality excellence in meeting market needs in all areas including product design, manufacturing, quality assurance and marketing. The registration assessment was performed by Underwriter's Laboratory, Inc., according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently March 22, 2001.

RESEARCH AND DEVELOPMENT
     Each of the markets the Company competes in are characterized by technological change, evolving industry standards, and new product requirements to meet market growth. During the last three years, the Company has focused its research and development resources primarily on: Satellite DBS products, two-way MMDS transceivers, two-way MMDS integrated transceiver/modems. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

     Research and development expenses were $6,979,000, $5,540,000, and $4,764,000, during fiscal years 2001, 2000, and 1999, respectively.

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

     The Company believes that competition in its markets is based primarily on price, performance, reputation, product reliability and technical support. In the terrestrial Wireless Access market, the Company has supplier relationships with major operators in various regions of the world, and believes that its pricing, accompanied by product performance, reliability, low field failure rate, and its ongoing technical support, are currently competitive advantages to the Company. In the Satellite Television market, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. Its acquisition of rights to U.S. DBS products in 1999 allowed the Company immediate entry into the U.S. DBS market where it maintains a leadership position. In the GPS and wireless antenna markets Micro Pulse relies upon its reputation for innovation, quality and its quick time to market with new design requirements.

     The Company's continued success in these markets, however, will depend upon its ability to continue to design and manufacture quality products at competitive prices.

BACKLOG
     The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant to the annualized sales trends. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period. Moreover, the lack of backlog beyond any ninety-day period makes it more difficult for the Company to forecast its sales over longer timeframes.

PATENTS, TRADEMARKS AND LICENSES
     The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     The Company currently has sixteen patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. The Company does believe, however, that certain Wireless Cable antenna patented designs, and the broadband scrambling technology for encoding and decoding multi-channel television signals used in the MultiCipher system are important and may result in a competitive advantage for the Company.

     In October 2000, the Company obtained an exclusive field use license for U.S. patent No. 4,907,291, which relates to simultaneous two-way microwave communication.

     The Company currently has nine other patents pending.

     California Amplifier(R) and MultiCipher(R) are federally registered trademarks of the Company. The Company has also filed for trademark protection for its MultiCipher Plus product line.

EMPLOYEES
     At March 3, 2001, the Company had 363 employees, including contract employees, and Micro Pulse had 71 employees. None of the Company's employees are represented by a labor union.

ITEM 2.       PROPERTIES

     The Company's corporate headquarters and its primary manufacturing operations are located in three adjacent facilities in Camarillo, California (approximately 60 miles north of Los Angeles) totaling approximately 94,000 square feet. The leases on all three facilities expire in 2004. The Company also has offices in Paris, France; Sao Paulo, Brazil; and Hong Kong, China. See also Note 9 to Consolidated Financial Statements.

     Micro Pulse's corporate headquarters and manufacturing facility is located on approximately 18,579 square feet of leased space in Camarillo, California, which Micro Pulse rents on a month-to-month basis.

ITEM 3.       LEGAL PROCEEDINGS

YOURISH CLASS ACTIONS AND RLI INSURANCE COMPANY LITIGATION

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

     On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled YOURISH V. CALIFORNIA AMPLIFIER, INC., ET AL., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 26, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of March 3, 2001, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million with one of its insurance carriers paying the remaining $1.0 million. As of March 3, 2001 $4.8 million was accrued in the consolidated financial statements primarily related to the remaining 121,875 shares still to be issued under the settlement agreement.

     In connection with the settlement of the YOURISH action, the Company and certain of its former and current officers and directors have filed a lawsuit (CALIFORNIA AMPLIFIER, INC., ET AL. V. RLI INSURANCE COMPANY, ET AL., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, INTER ALIA, that the claims in the YOURISH action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and the appeal has been fully briefed by both parties. No hearing date has been set to argue the appeal.

ANDREW CORPORATION LITIGATION

     On March 7, 2000, the Company announced that it had received a complaint of patent infringement from Andrew Corporation (Andrew). The complaint, filed against California Amplifier in U.S. District Court for the Eastern District of Texas, alleges that certain California Amplifier products infringe Andrew's patent rights. The complaint was served with this initial pleading on or about June 5, 2000. A first amended complaint was filed by Andrew on June 28, 2000. On July 18, 2000, Andrew filed a motion for preliminary injunction seeking to enjoin the Company from selling the products that Andrew claims infringe its patent rights. During the briefing period regarding the preliminary injunction, Andrew filed a motion to strike the Company's preliminary injunction opposition brief. Also during this briefing period, the Company secured an exclusive license, with enforcement rights, to a certain patent that the Company believes both invalidates Andrew's '052 patent and applies to Andrew's competing products. The Company has commenced patent litigation against Andrew in the United States District Court for the Central District of California under this patent, in an action styled CALIFORNIA AMPLIFIER, INC. AND NEC CORPORATION V. ANDREW CORPORATION, Case No. CV-01-01391 AHM (RZx) ("The California Action").

     California Amplifier successfully defeated the motion to strike, and Andrew's reply relating to the preliminary injunction brief was filed on March 16, 2001. The preliminary injunction hearing was scheduled for April 12-13, 2001, but the hearing was removed from the Court's schedule due to ongoing settlement negotiations between the parties. The Company believes that the litigation will be resolved in the near future. If it is not, then the Company will continue to defend itself vigorously.

2001 SECURITIES LITIGATION

     Following the announcement by the Company on March 29, 2001 of the resignation of its Controller and the possible overstatement of net income for the fiscal year ended February 26, 2000 and the subsequent restatement of fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain of its officers and directors have been named defendants in twenty putative class actions in federal court:

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

     Sixteen of the class actions seek to represent a class of purchasers of the Company's common stock for the period between April 6 or 7, 2000 to March 28, 2001. Four of the class actions seek to represent a class of purchasers of the Company's common stock for the period between June 10 or 11, 1999 to March 28 or 29, 2001 (TAYLOR, WELCH, MOCCIA, AND ITCHHAPORIA). All of the complaints cite to the Company's March 29, 2001 announcement regarding the resignation of the Company's corporate controller and statement that net income for the fiscal year ended February 26, 2000 may have been overstated by as much as $2.2 million. The complaints generally allege that the defendants artificially inflated the price of California Amplifier stock during the class period by allegedly making false representations about the Company's financial results or failing to disclose adverse facts about its financial results. The complaints also allege without specific facts that the individual defendants knew or were reckless in making the alleged false statements about the Company's financial results.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended March 3, 2001, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAMP." The following table sets forth for each fiscal period indicating the high and low sale prices for the Company's Common Stock, as reported by
Nasdaq:

                                                                       LOW                   HIGH

         FISCAL YEAR ENDED MARCH 3, 2001:
         1st Quarter                                                  $14.50                 $49.75
         2nd Quarter                                                   19.25                  63.00
         3rd Quarter                                                   15.50                  45.88
         4th Quarter                                                    5.44                  19.44

         FISCAL YEAR ENDED FEBRUARY 26, 2000:
         1st Quarter                                                  $ 1.69                 $ 5.88
         2nd Quarter                                                    4.06                  14.94
         3rd Quarter                                                   11.18                  25.12
         4th Quarter                                                   22.25                  45.00


     At May 22, 2001 the number of stockholders of record of the Company's Common Stock was 242. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 14,500.

     The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock.

On March 29, 2001, subsequent to the Company's announcement that it was investigating improper adjustments made by the corporate controller to the Company's accounting records, NASDAQ halted trading of the Company's common stock.

On May 3, 2001, the Company announced that it had received notification from NASDAQ that due to the Company's failure to comply with filing requirements requiring audited financial statements to be included in its annual report, NASDAQ intended to delist the shares of the Company's common stock at the opening of business on May 8, 2001. The Company presented testimony at the NASDAQ hearing held on May 25, 2001 regarding the continued listing of the Company's common stock on NASDAQ. The Company believes that it provided satisfactory answers to the questions raised and was advised that the hearing panel is expected to issue a ruling on the matter some time in June 2001. In the interim, trading in the common stock will remain halted.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data which has been derived from the audited consolidated financial statements of the Company for each of the respective years. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

                                                                             YEARS ENDED
------------------------------------------------------------------------------------------------------------------------
                                                MAR. 3,          FEB. 26,         FEB. 27,        FEB. 28,     MAR. 1,
                                                 2001             2000(1)          1999             1998         1997
------------------------------------------------------------------------------------------------------------------------
Sales                                        $  124,979         $ 86,417        $ 37,547        $  47,293      $  49,816

Income (loss) before taxes                        8,098           (7,908)         (2,217)          (4,149)         1,037

Net income (loss)                                 5,209           (5,064)         (1,436)          (2,665)           633

Diluted net income
  (loss) per share                                 0.37            (0.42)          (0.12)           (0.23)          0.05
========================================================================================================================

(1) Fiscal year 2000 includes a $9.5 million charge for settlement of litigation. Excluding this charge net income would have been approximately $1,019,000, or $.08 per fully diluted share.


CONSOLIDATED BALANCE SHEETS DATA:
(in thousands)

                                                                       AS OF EACH YEAR END
---------------------------------------------------------------------------------------------------------------------------
                                                  2001              2000            1999             1998          1997
---------------------------------------------------------------------------------------------------------------------------
Total assets                                   $ 49,812         $  51,497        $ 25,549        $  27,831     $  29,536

Working capital                                  20,491             4,472          15,478           14,886        15,001

Long-term debt, net of current portion            4,500               145             517            1,112           525

Stockholders' equity                             29,624            18,281          20,065           21,397        24,148
===========================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Operations:

                                                                                     YEARS ENDED
---------------------------------------------------------------------------------------------------------------------------
                                                                      MAR. 3,           FEB. 26,            FEB. 27,
                                                                       2001               2000                1999
---------------------------------------------------------------------------------------------------------------------------
Sales:
     Satellite Products                                                 68.1%             69.9%               33.7%
     Wireless Access Products                                           25.6              22.0                54.8
     Antenna Products                                                    6.3               8.1                11.5
---------------------------------------------------------------------------------------------------------------------------
Total sales                                                            100.0             100.0               100.0

Gross margin                                                            21.2              20.6                28.1

Research and development                                                 5.6               6.4                12.7
Selling                                                                  3.3               5.7                11.8
General and administrative                                               5.2               6.2                10.4
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                            7.1               2.3                (6.8)
Settlement of litigation                                                 ---             (11.0)                ---
Other income (expense), net                                              (.3)              (.2)                ---
Minority interest share in (income) loss of Micro Pulse                  (.3)              (.3)                 .8
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before (provision for) benefit from income taxes           6.5              (9.2)               (6.0)
(Provision for) benefit from income taxes                               (2.3)              3.3                 2.2
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        4.2%             (5.9)%              (3.8)%
===========================================================================================================================

FISCAL YEARS 2001 AND 2000
     Sales increased $38.6 million, or 44.6%, from $86.4 million in fiscal year 2000 to $125.0 million in fiscal year 2001. The fiscal year 2001 sales increase resulted primarily from increases in each of the Company's three major sales categories.

     Sales of Satellite products increased $24.7, or 40.9%, from $60.4 million to $85.1 million. Sales of Wireless Access products increased $13.0 million, or 68.4%, from $19.0 million to $32.0 million. Sales of Antenna products, which represent total sales by Micro Pulse, increased $862,000, or 12.3%, from $7.0 million to $7.9 million.

     The $24.7 million or 40.9% sales increase in Satellite products resulted primarily from increased sales of U.S. DBA products. The Company experienced significant year-to-year sales growth ($28.7 million increase) in the first half of fiscal year 2001 as compared to the first half of fiscal year 2000, offset by a negative comparison ($4.0 million decrease) for the second half year-to-year comparisons. The reductions of shipments of satellite DBS products in the second half of fiscal year 2000 reflects a slowing of subscriber additions, reduction in inventory levels by operators, in addition to the elimination of single output downconverters from their product offering. A delay by the Company of a new product introduction contributed $3.4 million of the fourth quarter sales decrease. This product began shipments of small volume in the Company's first quarter of fiscal year 2002.

     The $13.0 million sales increase in Wireless Access products results from increased sales of two-way wireless transceivers, offset by reductions in the Company's legacy wireless cable video products.

     The $862,000 sales increase in sales of Antenna products resulted primarily from Micro Pulse expanding its customer base for certain other antenna applications.

     Gross profits increased $8.7 million, or 48.6%, from $17.8 million in fiscal year 2000 to $26.5 million in fiscal year 2001. The increase in gross profits occurred primarily because of the increase in sales, and slightly higher product gross margins.

     Gross margins increased from 20.6% in fiscal year 2000 to 21.2% in fiscal year 2001. The increase in gross margins relates to increased sales of Wireless Access products at higher gross margins of 32.6% while Satellite product gross margins remained relatively consistent with the prior year at 15.2%. See also
Note 11 to notes to the consolidated financial statements included elsewhere herein.

     Research and development expenses increased by $1.5 million, from $5.5 million in fiscal year 2000 to $7.0 million in fiscal year 2001. The increase results primarily to additional design personnel in the Wireless Access business unit to focus on the development of wireless two-way MMDS transceivers, and salary increases to ensure engineers' compensation is competitive with current market conditions.

     Selling expenses decreased by $793,000 from $4.9 million in fiscal year 2000 to $4.1 in fiscal year 2001. The decrease relates primarily to reductions in discretionary marketing expense, offset by additions in personnel and salary increases.

     General and administrative expenses increased by $1.2 million from $5.4 million in fiscal year 2000 to $6.6 million in fiscal year 2001. The increase results primarily from increases in legal and professional fees.

     Income from operations increased by $6.9 million from $2.0 million in fiscal year 2000 to $8.9 million in fiscal year 2001. The principal reasons for the improvement are as described above: a $38.6 million increase in sales, a $8.7 million increase in gross profits, offset by a $1.8 million increase in operating expenses.

     The $9.5 million settlement of litigation in fiscal year 2000 relates to the settlement of the class action lawsuit filed in June 1997. See Note 10 to notes to consolidated financial statements included elsewhere herein.

     The (provision for) benefit from income taxes for fiscal years 2001 and 2000 was approximately 36% of income (loss) before taxes.

     For the reasons outlined above, net income for fiscal year 2001 increased $10.3 million from a loss of $5.1 million in fiscal year 2000 to net income of $5.2 million in fiscal year 2001.


FISCAL YEARS 2000 AND 1999
     Sales increased $48.9 million, or 130%, from $37.5 million in fiscal year 1999 to $86.4 million in fiscal year 2000. The fiscal year 2000 sales increase resulted primarily from the significant increase in sales of satellite products.

     Sales of Satellite products increased $47.8, or 377%, from $12.7 million to $60.4 million. Sales of Wireless access products decreased $1.6 million, or 7.6%, from $20.6 million to $19.0 million. Sales of Antenna products, which represent total sales by Micro Pulse, increased $2.7 million, or 63%, from $4.3 million to $7.0 million.

     The $47.8 million increase in Satellite products sales resulted primarily from significantly higher unit sales of U.S. DBS products, which were acquired from Gardiner Communications in April 1999.

     The $1.6 million decrease in Wireless Access products sales was a result of approximately $3.0 million decrease in sales of wireless cable video products, offset by a $1.5 million increase in sales of two-way transceiver products.

     The $2.7 million sales increase in sales of Antenna products resulted primarily from Micro Pulse expanding its customer base for certain GPS applications with a resulting increase in units sold.

     Gross profits increased $7.3 million, or 69%, from $10.5 million in fiscal year 1999 to $17.8 million in fiscal year 2000. The increase in gross profits occurred because of a 130% increase in sales offset by lower product gross margins of 20.6%, as a result of sales of lower margin satellite DBS products which represented a larger percentage of total sales in fiscal year 2000 as compared to fiscal year 1999.

     Gross margins decreased from 28.1% in fiscal year 1999 to 20.6% in fiscal year 2000. The decrease in gross margins relates primarily to the fact that approximately 70% of total sales were sales of satellite products with gross margins of approximately 15.1%. The Satellite products gross margins for fiscal year 2000 were negatively impacted by significantly lower product gross margins in the third and fourth quarter of fiscal year 2000. Factors affecting satellite product gross margins in the third and fourth quarter of fiscal year 2000 were as follows: competitive pricing, higher than anticipated labor and overhead costs to initiate production of DBS products in two factories beginning in September 1999, higher pricing for critical components used in manufacturing of the product, and assembly line shut downs because of electronic component shortages. Wireless Access products gross margins of 31.5%, although higher than satellite products, were impacted negatively by excess manufacturing capacity. See also Note 11 Segment and Geographic Data to Notes to Consolidated Financial Statements included elsewhere herein.

     Research and development expenses increased by $776,000, from $4.8 million in fiscal year 1999 to $5.5 million in fiscal year 2000. The increase results from additional personnel to support the new satellite products, and company-wide salary increases to remain competitive with industry compensation trends. As a percentage of sales, however, research and development expenses decreased to 6.4% from 12.7% in fiscal year 1999. This is primarily a result of the significant increase in sales and the fact that in prior years the Company maintained research and development regardless of lower sales in the near-term.

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

     Each of the functional operating expenses declined as a percentage of sales due to the 130% increase in total sales, so it is difficult to analyze such costs from year-to-year as a percentage of sales.

     Income (loss) from operations increased by $4.6 million from a loss of $2.5 million in fiscal year 1999 to income of $2.0 million in fiscal year 2000.

     The settlement of litigation relates to the class action litigation filed in June 1997. See also Note 10 to notes to consolidated financial statements included elsewhere herein.

     The benefit from income taxes was $2.8 million, or 36% of the loss before taxes in fiscal year 2000, relatively consistent with the tax rate of 35.2% in fiscal year 1999.

     For the reasons outlined above, the net loss for fiscal year 2000 was $5.1 million, as compared to a net loss of $1.4 million in fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES
     As of March 3, 2001, the Company had cash and cash equivalents on hand of $10.0 million and $8.0 million available under a working capital credit facility as described below.

     In September 2000, the Company finalized a new banking arrangement with U.S. Bank. Under the agreement, the Company borrowed $5.0 million under a term loan interest only at Libor plus 2.2%, until September 2001 at which time the loan converts to a five-year term loan. In addition, the Company's working capital credit facility was increased to $8.0 million. The credit facility contains certain financial covenants and ratios the Company is required to maintain. At March 3, 2001, the Company was not in compliance with certain debt covenants under the working capital credit facility, but there were no borrowings outstanding. In May 2001, the bank amended the covenants retroactive to November 2000. In addition, the Bank agreed to amend the debt covenants for fiscal 2002.

     The Company believes that cash flow from operations together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2002 will not be impacted significantly by foreign exchange since a significant portion of the Company's fiscal year 2002 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China have made it more difficult to compete with in-country manufacturers.

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

     In May 2001, the FASB reached a consensus on portions of its Business Combination Project. Under terms of the consensus, the Company will stop amortizing goodwill at the close of fiscal year 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. As of March 3, 2001, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents levels to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates would have an annual impact of less than $50,000 on the Company's Statement of Operations.

SAFE HARBOR STATEMENT
     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, the outcome of pending litigation, and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed hereunder are indexed on page 22 of this report and are incorporated herein by reference.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

                    NAME                       AGE                                 POSITION
         ----------------------------          ---            -------------------------------------------------
         Ira Coron (1)                          72            Chairman of the Board of Directors

         Fred M. Sturm                          43            Chief Executive Officer, President and Director

         Philip Cox                             61            Vice President, Wireless Products

         Michael R. Ferron                      46            Vice President, Finance, Chief Financial Officer
                                                                 and Corporate Secretary

         Robert Hannah                          40            Vice President, Satellite Products

         Kris Kelkar                            37            Vice President, Wireless Access Products

         Richard B. Gold                        46            Director

         Arthur H. Hausman (1)(2)               77            Director

         Frank Perna, Jr. (2)                   63            Director

         Thomas L. Ringer (2)                   69            Director

(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     IRA CORON has been Chairman of the Board for California Amplifier, Inc. since March of 1994, and in addition was the Chief Executive Officer until 1997 and remained an officer of the Company until February 1999. From 1989 to 1994 he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc., after serving in numerous senior management positions from June 1967 to July 1989 among which was Vice President and General Manager of TRW's Electronic Components Group. He also served as a member of the Executive Committee of the Wireless Communications Association.

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

     PHILIP COX joined the Company in July 1996. In January 1998, in conjunction with the reorganization previously mentioned, Mr. Cox was appointed Vice President, Wireless Products and most recently Vice President Sales, Wireless Access Products. Prior to July 1996, he held various sales and marketing positions with Signal Technology and M/A-Com.

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

     RICHARD B. GOLD became a director of California Amplifier, Inc. in December 2000. Mr. Gold has been the President and Chief Executive Officer of Genoa Corporation, a privately-held optical communications equipment company, since January 1999. From November 1991 through December 1998, Mr. Gold held various senior-level executive positions with Pacific Monolithics, Inc., a supplier of wireless communications equipment, including Vice President -- Engineering, Chief Operating Officer and, from January 1997 through December 1998, President and Chief Executive Officer. In October 1998, Pacific Monolithics filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1987 through 1991, Mr. Gold was Executive Director of the Massachusetts Microelectronics Center, a non-profit education and research consortium. Mr. Gold currently is a member of the Board of Directors of Nucentrix Broadband Networks, Inc., a fixed broadband wireless Internet provider.

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

     FRANK PERNA, JR. has been a director since May 2000. From 1990 to 1993, Mr. Perna was Chief Executive Officer of MagneTek. From 1994 to 1998 Mr. Perna was Chairman and Chief Executive Officer of EOS Corporation, and from 1998 to the present as Chairman and Chief Executive Officer of MSC Software. Mr. Perna also serves as Chairman of the Board of Software.com, as a director of Intelllisys, and on the board of Trustees of Kettering University.

     THOMAS L. RINGER has been a director of the Company since August 1996. Since 1990, Mr. Ringer has been actively involved as a member of the boards of directors for various companies. Mr. Ringer is currently Chairman of Wedbush Morgan Securities, Inc., Chairman of M.S. Aerospace, Inc., Chairman of Document Sciences Corporation, Chairman of Wedbush Capital Corporation, and Chairman of the Center for Innovation and Entrepreneurship. Prior to 1990, Mr. Ringer served as Chairman, President and Chief Executive Officer of Recognition Equipment, Inc., President and Chief Executive Officer of Fujitsu Systems of America, Inc., and President and Chief Executive Officer of Computer Machinery Corporation.

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


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 20, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 20, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 20, 2001.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page 22 of this report.

(b) FORM 8-K. The Company made no filings on Form 8-K during the three months ended March 3, 2001.

(c) EXHIBITS. Reference is made to the Index to Exhibits on pages 41-42 of this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CALIFORNIA AMPLIFIER, INC.



                                       By:    /s/ Fred M. Sturm
                                           Chief Executive Officer
Dated:  June 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                     CAPACITIES
        SIGNATURES                                IN WHICH SERVED                                    DATES
-------------------------------             -------------------------------                      ------------------

     /s/ Ira Coron                          Chairman of the Board of Directors                   June 1, 2001



     /s/ Fred M. Sturm                      Chief Executive Officer, President
                                            and Director                                         June 1, 2001



     /s/ Richard B. Gold                    Director                                             June 1, 2001



     /s/ Arthur H. Hausman                  Director                                             June 1, 2001



     /s/ Frank Perna, Jr.                   Director                                             June 1, 2001



     /s/ Thomas L. Ringer                   Director                                             June 1, 2001



     /s/ Michael R. Ferron                  Vice President, Finance,                             June 1, 2001
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                            and Corporate Secretary

                           CALIFORNIA AMPLIFIER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     23

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                                  24

Consolidated Statements of Operations                                        25

Consolidated Statements of Stockholders' Equity and Comprehensive
Income (Loss)                                                                26

Consolidated Statements of Cash Flows                                        27

Notes to Consolidated Financial Statements                                  28-40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To California Amplifier, Inc.:

     We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of March 3, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of March 3, 2001 and February 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2001 in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP


Los Angeles, California
May 30, 2001

                           CALIFORNIA AMPLIFIER, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                       MAR. 3,                  FEB. 26,
                                                                                        2001                      2000
---------------------------------------------------------------------------------------------------------------------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                                            $   10,009                $    2,791
Accounts receivable, net of allowance of $467
   at March 3, 2001 and $473 at
   February 26, 2000                                                                     12,370                    16,038
Inventories                                                                              10,373                    12,893
Deferred tax asset                                                                        2,256                     4,864
Prepaid expenses and other current assets                                                   515                       615
---------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                            35,523                    37,201

Property and equipment, at cost, net of
   accumulated depreciation and amortization                                             10,231                     9,736
Goodwill, net of accumulated amortization of $495
   at March 3, 2001 and $225 at February 26, 2000                                         3,557                     3,827
Other assets                                                                                501                       733
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $   49,812                $   51,497
===========================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                     $    5,677                $   14,658
Accrued liabilities                                                                       8,711                    13,099
Short-term debt and current portion of long-term debt                                       644                     4,972
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                       15,032                    32,729

Long-term debt, net of current portion                                                    4,500                       145
Minority interest share in net assets of
   Micro Pulse, Inc.                                                                        656                       342

Commitments and contingencies

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
   no shares issued and outstanding                                                         ---                       ---
Common stock, $.01 par value; 30,000 shares authorized;
   13,602 shares outstanding in March 2001 and
   12,658 shares outstanding in February 2000                                               136                       127
Additional paid-in capital                                                               23,975                    17,377
Accumulated other comprehensive loss                                                       (699)                     (226)
Retained earnings                                                                         6,212                     1,003
---------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                      29,624                    18,281
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $   49,812                $   51,497
===========================================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CALIFORNIA AMPLIFIER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT NET LOSS PER SHARE)


                                                                                     YEARS ENDED
------------------------------------------------------------------------------------------------------------------------
                                                                       MAR. 3,          FEB. 26,            FEB. 27,
                                                                         2001             2000                1999
------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $  124,979       $   86,417           $  37,547
Cost of sales                                                             98,474           68,580              27,002
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                              26,505           17,837              10,545

Research and development                                                   6,979            5,540               4,764
Selling                                                                    4,084            4,877               4,441
General and administrative                                                 6,567            5,395               3,880
------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                              8,875            2,025              (2,540)

Settlement of litigation                                                     ---           (9,500)                ---
Other income (expense), net                                                 (386)            (131)                 28
Minority interest share in (income) loss of
   Micro Pulse                                                              (391)            (302)                295
------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                          8,098           (7,908)             (2,217)
(Provision for) benefit from income taxes                                 (2,889)           2,844                 781
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $    5,209       $   (5,064)          $  (1,436)
========================================================================================================================

Net income (loss) per share:
   Basic                                                              $      .39       $     (.42)          $    (.12)
   Diluted                                                            $      .37       $     (.42)          $    (.12)
========================================================================================================================

Shares used in per share calculation:
   Basic                                                                  13,365           12,072              11,782
   Dilluted                                                               14,217           12,072              11,782
========================================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CALIFORNIA AMPLIFIER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                                                                ACCUMULATED
                                            COMMON STOCK            ADDITIONAL                      OTHER
                                            ------------              PAID-IN      RETAINED     COMPREHENSIVE
                                         SHARES       AMOUNT          CAPITAL      EARNINGS          LOSS            TOTAL
---------------------------------------------------------------------------------------------------------------------------
Balances at February 28, 1998             11,771      $   118        $14,025       $ 7,503         $   (249)       $21,397

Comprehensive loss:
   Net loss                                  ---          ---            ---        (1,436)             ---         (1,436)
   Foreign currency translation adjustment   ---          ---            ---           ---               79             79
                                                                                                                       ---
                                                                                                                    (1,357)

Exercise of stock options                     14          ---             25           ---              ---             25
---------------------------------------------------------------------------------------------------------------------------
Balances at February 27, 1999             11,785          118         14,050         6,067             (170)        20,065

Comprehensive loss:
   Net loss                                  ---          ---            ---        (5,064)             ---         (5,064)
   Foreign currency translation adjustment   ---          ---            ---           ---              (56)           (56)
                                                                                                                     -----
                                                                                                                    (5,120)

Exercise of stock options                    873            9          3,327           ---              ---          3,336
---------------------------------------------------------------------------------------------------------------------------
Balances at February 26, 2000             12,658          127         17,377         1,003             (226)        18,281

Comprehensive income:
   Net income                                ---          ---            ---         5,209              ---          5,209
   Foreign currency translation adjustment   ---          ---            ---           ---             (473)          (473)
                                                                                                                    ------
                                                                                                                     4,736

Issuances of common stock                    591            6          4,391           ---              ---          4,397

Exercise of stock options                    353            3          2,207           ---              ---          2,210

---------------------------------------------------------------------------------------------------------------------------
Balances at March 3, 2001                 13,602        $ 136        $23,975       $ 6,212         $   (699)       $29,624
---------------------------------------------------------------------------------------------------------------------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CALIFORNIA AMPLIFIER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED
-----------------------------------------------------------------------------------------------------------------------
                                                                     MAR. 3,            FEB. 26,            FEB. 27,
                                                                       2001               2000                1999
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $  5,209           $  (5,064)          $  (1,436)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Non-cash litigation charge                                           ---               9,500                 ---
     Provision for doubtful accounts                                      144                  37                  96
     Depreciation and amortization                                      4,250               2,990               3,013
     (Gain) loss on sale and disposal of property
       and equipment                                                      (41)                  3                  14
     Minority interest share in net income (loss)
       of Micro Pulse, net of tax                                         314                 228                (207)
     Deferred tax asset                                                 2,608              (4,252)                403
     Change in assets and liabilities,
       net of effect of Gardiner acquisition in 2000:
         Accounts receivable                                            3,524             (11,252)                826
         Inventories                                                    2,520              (6,267)              2,877
         Prepaid expenses and other assets                                184                 263                 352
         Accounts payable                                              (8,981)             10,014                 783
         Accrued liabilities                                           (2,222)              4,615                (786)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               7,509                 815               5,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (4,337)             (5,357)             (1,321)
Net assets acquired from Gardiner                                         ---              (6,170)                ---
Proceeds from sale of property and equipment                               51                   7                 912
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (4,286)            (11,520)               (409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings                                                         5,000               1,500                 ---
Debt repayments                                                        (2,742)               (596)               (740)
Exercise of stock options                                               2,210               3,336                  25
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     4,468               4,240                (715)

EFFECT OF FOREIGN EXCHANGE RATES                                         (473)                (56)                 79
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
   cash equivalents                                                     7,218              (6,521)              4,890
Cash and cash equivalents
   at beginning of year                                                 2,791               9,312               4,422
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of year                                                     $10,009             $ 2,791             $ 9,312
=======================================================================================================================


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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries, California Amplifier s.a.r.l., the Company's subsidiary in France, Cal Amp FSC, Inc., a foreign sales corporation, and Cal Amp Limited, the Company's Hong Kong subsidiary since April 1999. The consolidated financial statements also include the accounts of Micro Pulse. The Company holds a 50.5% controlling interest in Micro Pulse. All significant intercompany transactions have been eliminated.

FISCAL YEAR

The Company reports results on the basis of a 52/53 week accounting calendar ending on the last Saturday of February or the first Saturday of March. Fiscal year 2001 consisted of 53 weeks. Fiscal years 2000 and 1999 each consisted of 52 weeks.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collection is probable. Generally, these criteria are met at the time product is shipped.

In the fourth quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force (EITF), Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the requirements of this pronouncement, the Company includes shipping and handling fees billed to customers as sales. Prior to the adoption of this pronouncement such amounts were excluded from sales and netted against the associated costs in costs of sales. The retroactive adoption of this pronouncement will increase sales and cost of sales, but has no impact on gross profits for any period presented. Shipping and handling fees included in sales for fiscal years 2001, 2000 and 1999 were $446,000, $567,000, and $407,000, respectively.

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

CONCENTRATION OF RISK

At March 3, 2001 and February 26, 2000 the Company had cash and cash equivalents in three U.S. banks, some in excess of Federally insured amounts. Cash and cash equivalents in U.S. and foreign banks is as follows (in 000's):

                                                          2001                 2000
----------------------------------------------------------------------------------------
U.S. banks                                           $   8,983               $  2,166
Foreign banks                                            1,026                    625
----------------------------------------------------------------------------------------
                                                     $  10,009               $  2,791
========================================================================================

The following table summarizes accounts receivable balances due from customers (designated by letter) which are greater than 10% of consolidated accounts receivable at March 3, 2001 and February 26, 2000 (in 000's):

                                       Mar. 3,                   Feb. 26,
                                         2001                       2000
                                 -------------------------------------------
         A                       $   2,219 (17.9%)          $  4,486 (28.0%)
         B                           2,549 (20.6%)                 *
         C                           2,376 (19.2%)                 *
         D                              *                      2,471 (15.4%)
         E                              *                      1,658 (10.3%)

*less than 10% of consolidated accounts receivable. All customers are Satellite Products customers except B which is a Wireless Access customer.

See also Note 11 - Segments and Geographical Data for major customer sales data.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has established a reserve for potential write-offs relating to noncollectibility of accounts receivable. In fiscal years 2001, 2000, and 1999, $144,000, $37,000, and $96,000 was charged to expense, respectively. Amounts charged to the allowance account for bad debt write-offs and costs relating to product returns were $150,000, $99,000, and $411,000 in fiscal years 2001, 2000, and 1999, respectively.

INVENTORIES

Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in 000's):

                                                   Mar. 3,             Feb.26,
                                                    2001                 2000
----------------------------------------------------------------------------------
Raw materials                                    $    7,174            $  10,147
Work in process                                         251                1,073
Finished goods                                        2,948                1,673
----------------------------------------------------------------------------------
                                                 $   10,373             $ 12,893
==================================================================================

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consists of the following (in
000's):

                                                                                         Mar. 3,             Feb. 26,
                                                                                          2001                  2000
-----------------------------------------------------------------------------------------------------------------------
Machinery and equipment                                                                 $   19,790           $  16,780
Furniture and computers                                                                      4,564               4,652
Tooling                                                                                      3,844               3,438
Leasehold improvements                                                                       1,401               1,129
------------------------------------------------------------------------------------------------------------------------
                                                                                            29,599              25,999
Less accumulated depreciation and amortization                                             (19,368)            (16,263)
------------------------------------------------------------------------------------------------------------------------

                                                                                        $   10,231           $   9,736
========================================================================================================================

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

GOODWILL

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 15 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of goodwill to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. The Company uses discounted future expected net cash flows to determine the amount of impairment loss. No impairment losses were recorded in fiscal years 2001, 2000, or 1999. Amortization expense was $270,000 in fiscal year 2001 and $225,000 in fiscal year 2000. In May
2001, the FASB reached a consensus on portions of its Business Combinations Project. Under terms of the consensus, the Company will stop amortizing goodwill at the close of fiscal year 2002.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount to future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount at which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

    Cash and cash equivalents, Accounts receivable and Accounts payable - The carrying amount is a reasonable estimate of fair value.

    Long-term debt - The carrying value approximates fair value since the interest rate on the long-term loan approximates the rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

WARRANTY

The Company warrants its products against defects over periods ranging from three to fifteen months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. Warranty expense was $333,000, $201,000, and $377,000, in fiscal years 2001, 2000, and 1999, respectively. Amounts charged against accrued warranty for the actual costs of maintaining the Company's warranty program were $348,000, $284,000, and $487,000 in fiscal years 2001, 2000, and 1999, respectively.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The financial statements of the Company's Paris, France subsidiary are translated into United States dollars using current or historical exchange rates, as appropriate, with gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheets. Foreign currency translation adjustments are the Company's only component of comprehensive income (loss), which includes all non-owner changes in stockholders' equity. The Hong Kong subsidiary's functional currency is the United States Dollar.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing reported earnings available to common stockholders by weighted average number of shares outstanding. Diluted net income per share increases the weighted average number of shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements. The diluted loss per share for fiscal years 2000 and 1999 does not include the effects of stock options, warrants, and convertible debt arrangements since the inclusion would be anti-dilutive and reduce the loss per share.

For fiscal years 2001, 2000, and 1999 there were 488,000, 1,357,000, and 175,000 options, respectively, not considered in the diluted weighted average shares calculation since their inclusion would be anti-dilutive.

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

In fiscal years 2001, 2000, and 1999, the Company paid interest and incurred interest expense of $479,000, $382,000, and $199,000, respectively.

In fiscal years 2001 and 2000 the Company paid income taxes of $14,000 and $21,000, respectively. No income taxes were paid in fiscal year 1999.

NONCASH INVESTING AND FINANCING ACTIVITIES:

In fiscal year 2001, the Company issued 525,000 shares of common stock at $4.25 per share as a reduction in debt. These amounts have been excluded from the statement of cash flows.

In fiscal year 2001, the Company issued 65,625 shares of common stock at $33.00 per share as a reduction in accrued liabilities. These amounts have been excluded from the statement of cash flows.

In fiscal year 2000, the Company issued a $3,100,000 promissory note in connection with the Gardiner acquisition. This promissory note and a corresponding amount of net assets acquired from Gardiner have been excluded from the statement of cash flows.

In fiscal year 2000, the Company recorded a noncash charge of $9,500,000 relating to the settlement of litigation. In connection with this charge, the Company recorded a non-cash income tax benefit of $3,606,000.

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

3.   ACQUISITION AND PRO FORMA RESULTS OF OPERATIONS

On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s (Gardiner) products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition was approximately $9.3 million. The Company paid $6.2 million in cash, and Gardiner received a $3.1 million, 8% one year convertible promissory note due April 19, 2000. In April 2000, a portion of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share, which approximated the market value at the date of the acquisition, and the remaining balance was paid in cash. As part of the purchase, the Company recorded Goodwill of $4.1 million which is being amortized over 15 years. The purchase price was allocated as follows (in 000's):

Inventory and prepaid expenses                                                     $  2,900
Equipment                                                                             2,700
Goodwill                                                                              4,100
Assumption of liabilities and cost of acquisition                                      (400)
                                                                                   --------
Total purchase price                                                               $  9,300
                                                                                   ========

The following unaudited pro forma statements combines the operations of the Company and Gardiner as if the acquisition had occurred at the beginning of each of the respective periods (in 000's except per share data):

                                                                     YEAR ENDED                      YEAR ENDED
                                                                FEBRUARY 26, 2000                  FEBRUARY 27, 1999
                                                             -------------------------        --------------------------
                                                             AS REPORTED     PRO FORMA        AS REPORTED      PRO FORMA
Sales                                                        $    86,417     $   88,417       $    37,547      $  59,308

Net income (loss)                                                 (5,064)        (4,904)           (1,436)           321

Net income (loss) per share             Basic                       (.42)          (.41)             (.12)           .03
                                        Diluted                     (.42)          (.41)             (.12)           .03

Shares used in per share calculation

                                        Basic                     12,072         12,072            11,782         11,782
                                        Diluted                   12,072         12,072            11,782         12,600
=========================================================================================================================

4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following (in 000's):

                                                                                              Mar. 3,          Feb. 26,
                                                                                                2001             2000
------------------------------------------------------------------------------------------------------------------------
Accrued settlement for litigation                                                              $4,834            $ 9,500
Payroll and related expenses                                                                    1,594              1,924
Customer prepayments                                                                            1,117                ---
Warranty                                                                                          447                462
Income taxes                                                                                      219                 78
Other accrued liabilities                                                                         500              1,135
------------------------------------------------------------------------------------------------------------------------
                                                                                               $8,711            $13,099
========================================================================================================================

5.   SHORT-TERM BORROWINGS AND CREDIT FACILITIES

In April 1999, in conjunction with the Gardiner acquisition (Note 3), the Company issued a $3.1 million one-year convertible promissory note bearing interest at 8% due on April 19, 2000. In April 2000, a portion of the note was converted into 525,000 shares of common stock at $4.25 per share and the remaining balance was paid in cash.

At February 26,2000, the Company had borrowed $1.5 million from U.S. Bank at the bank's prime rate under a working capital credit facility.

In September 2000, the working capital facility with U.S. Bank was increased to $8.0 million. Borrowings outstanding bear interest at the bank's prime rate (8.5% at March 3, 2001) and are secured by substantially all of the Company's assets, excluding the assets secured by other debt arrangements (see Note 6). At March 3, 2001, no amounts were outstanding under this credit facility and $8 million was available for borrowing. The credit facility contains certain financial covenants and ratios that the Company is required to maintain. At March 3, 2001, the Company was not in compliance with certain covenants but in May 2001 the covenants were amended retroactive to November 2000.

6.   LONG-TERM DEBT

Long-term debt consists of the following (in 000's):

                                                                                             Mar. 3,             Feb. 26,
                                                                                               2001                2000
--------------------------------------------------------------------------------------------------------------------------
Note payable to U.S. Bank interest at Libor plus 2.2% (7.45% at March 3, 2001)
   principal due over sixty payments beginning September 2001.                                $5,000              $  ---

Notes payable to a bank, secured by equipment,
   bearing interest at libor plus 2.55% (7.80% at March 3, 2001)
   payable monthly through January 2002                                                          144                 517
                                                                                              ------              ------
                                                                                               5,144                 517

Less portion due within one year                                                                (644)               (372)
--------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                               $ 4,500              $  145
==========================================================================================================================

Annual maturities on long-term debt as of March 3, 2001, are as follows (in 000's):

2002                                                                $     644
2003                                                                    1,000
2004                                                                    1,000
2005                                                                    1,000
2006                                                                    1,000
Thereafter                                                                500
-----------------------------------------------------------------------------

                                                                    $   5,144
=============================================================================

7.   INCOME TAXES

The Company's income (loss) before tax for fiscal years 2001, 2000 and 1999 are as follows (in 000's):

                                                    2001                2000          1999
-------------------------------------------------------------------------------------------------
Domestic                                          $  6,898           $(8,309)       $(2,436)
Foreign                                              1,200               401            219
-------------------------------------------------------------------------------------------------
                                                  $  8,098           $(7,908)       $(2,217)
=================================================================================================


The (provision for) benefit from income taxes for fiscal years 2001, 2000, and 1999, are as follows (in 000's):


                                                    2001                2000          1999
-------------------------------------------------------------------------------------------------
Current  - Federal                                $     20           $  (610)       $   352
         - State                                       (11)             (133)           ---
         - Foreign                                    (290)             (161)            26
Deferred - Federal                                  (2,353)            3,185            343
         - State                                      (294)              563             60
         - Foreign                                      39               ---            ---
-------------------------------------------------------------------------------------------------
                                                  $ (2,889)          $ 2,844        $   781
=================================================================================================

Differences between the (provision for) benefit from income taxes and income taxes computed using the statutory federal income tax rate for fiscal years 2001, 2000, and 1999 are as follows (in 000's):

                                                                2001                2000               1999
---------------------------------------------------------------------------------------------------------------
Income tax at statutory federal rate (34%)                    $  (2,753)          $  2,681           $    788
State income taxes, net of federal
  income tax effect                                                (210)               153                107
Foreign taxes                                                       ---               (161)                26
Valuation reserve                                                  (157)               ---                ---
Research and development credit                                     ---                ---                (96)
Other, net                                                          231                171                (44)
---------------------------------------------------------------------------------------------------------------
                                                              $  (2,889)          $  2,844           $    781
===============================================================================================================

The components of the net deferred income tax asset for fiscal years 2001 and 2000 are as follows (in 000's):

                                                                                              Mar. 3,           Feb. 26,
                                                                                               2001               2000
--------------------------------------------------------------------------------------------------------------------------
Depreciation                                                                                 $    204           $    294
Warranties                                                                                        129                158
Compensation accrual                                                                              304                121
Inventory reserve                                                                                 357                353
Allowance for doubtful accounts                                                                   145                132
Research and development credit                                                                 2,621              1,707
Litigation settlement accrual                                                                   1,063              3,606
Tax loss carryforward                                                                           8,692              6,608
Tax credits                                                                                       966                818
Other, net                                                                                        283                (84)
--------------------------------------------------------------------------------------------------------------------------
                                                                                               14,764             13,713
Valuation allowance                                                                           (12,508)            (8,849)
--------------------------------------------------------------------------------------------------------------------------
                                                                                             $  2,256           $  4,864
==========================================================================================================================

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's analysis of its operating performance and the estimated realizability of its deferred tax assets, the Company has recorded valuation allowances of approximately $12.5 million and $8.8 million at March 3, 2001 and February 26, 2000, respectively. Approximately $8.9 million of the valuation allowance at March 3, 2001 is related to tax assets generated upon the exercise of non-qualified stock options. As such, any future benefit from the recognition of this deferred tax asset will be an adjustment to the valuation allowance and additional paid-in capital.

At March 3, 2001, the Company has net operating loss carryforwards of approximately $25.6 million and $8.7 million for Federal and state purposes expiring at various dates through 2021 and 2006, respectively.

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

The following table summarizes the option activity for fiscal years 2001, 2000, and 1999 (in 000's except dollar amounts):

                                                                                Weighted
                                                              Number             Average
                                                              Shares           Option Price
--------------------------------------------------------------------------------------------
Outstanding at February 28, 1998                               1,869            $   4.16
Granted                                                          340                2.23
Exercised                                                        (14)               1.98
Canceled                                                        (178)               3.81
--------------------------------------------------------------------------------------------
Outstanding at February 27, 1999                               2,017                3.88
Granted                                                          706               19.25
Exercised                                                       (873)               3.82
Canceled                                                        (165)               3.74
--------------------------------------------------------------------------------------------
Outstanding at February 26, 2000                               1,685               10.36
Granted                                                          564               28.78
Exercised                                                       (353)               6.27
Canceled                                                        (102)              29.84
--------------------------------------------------------------------------------------------
Outstanding at March 3, 2001                                   1,794            $  15.85
============================================================================================

Options outstanding at March 3, 2001 and related weighted average price and life information is as follows:

                                                Weighted               Total
                              Total              Average              Weighted                                Weighted
       Range of              Options          Remaining Life           Average            Options              Average
    Exercise Prices         Outstanding          (Years)           Exercise Price       Exercisable        Exercise Price
---------------------- -------------------- -------------------- ------------------- -------------------- ------------------
    $ 1.50-$1.88                226,500             7.6                $ 1.80                 80,000            $ 1.81
      2.06- 2.76                289,650             6.9                  2.27                181,650              2.23
      3.50- 4.88                250,000             6.0                  3.97                166,875              3.97
      5.00- 7.22                189,788             6.1                  6.73                138,913              6.97
      8.00-12.25                122,815             8.2                  9.81                 69,982              9.52
     13.69-19.88                149,000             9.4                 19.40                  9,375             16.16
     20.19-27.44                156,834             8.9                 25.55                 81,325             25.50
     28.00-40.00                225,000             9.0                 38.91                 55,000             40.00
     43.50-50.56                184,000             9.1                 44.73                      0                 0
---------------------- ----------------- ----------------------- ------------------- ---------------- ----------------------
    $1.50-$50.56              1,793,587             7.7                $15.85                783,120            $ 9.29
====================== ================= ======================= =================== ================ ======================

The weighted average theoretical value for options granted during the year was $26.28, $9.43, and $1.77 for fiscal years 2001, 2000, and 1999, respectively.

The number of common stock options available for grant at the end of each fiscal year were 500,000, 500,000, and 175,225 for 2001, 2000 and 1999, respectively.

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

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                   2001             2000              1999
                                                              -------------     -------------    -------------
         Expected life (years)                                  5 to 10             10                10
         Dividend yield                                            ---              ---               ---


The range for interest rates is 4.15% - 6.82%, and the range for volatility is 49% - 147%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $6,369,000, $846,000, and $949,000 in fiscal years 2001, 2000, and 1999, respectively. This would result in pro forma net income (loss) and net income (loss) per share, resulting from the increased compensation cost, of $1,113,000 or $.08 per share, ($5,605,000) or ($.46) per share, and ($2,043,000) or ($.17) per share in fiscal year 2001, 2000, and 1999, respectively. The effect of stock-based compensation on net income (loss) for fiscal 2001, 2000, and 1999, may not be representative of the effect on pro forma net income or loss in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.

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

The following table represents the future minimum rent payments required under all operating leases with terms in excess of one year as of March 3, 2001 (in 000's):

Fiscal Year:
2002                                                                                                            $    854
2003                                                                                                                 738
2004                                                                                                                 697
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                $  2,289
===========================================================================================================================

Rent expense for fiscal years 2001, 2000, and 1999, was $842,000, $732,000, and $780,000, respectively.


10.   LEGAL PROCEEDINGS

YOURISH CLASS ACTIONS AND RLI INSURANCE COMPANY LITIGATION

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

On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled YOURISH V. CALIFORNIA AMPLIFIER, INC., ET AL., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 26, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of March 3, 2001, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million and one of its insurance carriers paying the remaining $1.0 million. As of March 3, 2001 $4.8 million was accrued in the consolidated financial statements primarily related to the remaining 121,875 shares still to be issued under the settlement agreement.

In connection with the settlement of the YOURISH action, the Company and certain of its former and current officers and directors have filed a lawsuit (CALIFORNIA AMPLIFIER, INC., ET AL. V. RLI INSURANCE COMPANY, ET AL., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, INTER ALIA, that the claims in the YOURISH action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and the appeal has been fully briefed by both parties. No hearing date has been set to argue the appeal.

ANDREW CORPORATION LITIGATION

On March 7, 2000, the Company announced that it had received a complaint of patent infringement from Andrew Corporation (Andrew). The complaint, filed against California Amplifier in U.S. District Court for the Eastern District of Texas, alleges that certain California Amplifier products infringe Andrew's patent rights. The complaint was served with this initial pleading on or about June 5, 2000. A first amended complaint was filed by Andrew on June 28, 2000. On July 18, 2000, Andrew filed a motion for preliminary injunction seeking to enjoin the Company from selling the products that Andrew claims infringe its patent rights. During the briefing period regarding the preliminary injunction, Andrew filed a motion to strike the Company's preliminary injunction opposition brief. Also during this briefing period, the Company secured an exclusive license, with enforcement rights, to a certain patent that the Company believes both invalidates Andrew's '052 patent and applies to Andrew's competing products. The Company has commenced patent litigation against Andrew in the United States District Court for the Central District of California under this patent, in an action styled CALIFORNIA AMPLIFIER, INC. AND NEC CORPORATION V. ANDREW CORPORATION, Case No. CV-01-01391 AHM (RZx) ("The California Action").

California Amplifier successfully defeated the motion to strike, and Andrew's reply relating to the preliminary injunction brief was filed on March 16, 2001. The preliminary injunction hearing was scheduled for April 12-13, 2001, but the hearing was removed from the Court's schedule due to ongoing settlement negotiations between the parties. The Company believes that the litigation will be resolved in the near future. If it is not, then the Company will continue to defend itself vigorously.

2001 SECURITIES LITIGATION

Following the announcement by the Company on March 29, 2001 of the resignation of its Controller and the possible overstatement of net income for the fiscal year ended February 26, 2000 and the subsequent restatement of fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain of its officers and directors have been named defendants in twenty putative class actions in federal court. The complaints generally allege that the defendants artificially inflated the price of California Amplifier stock during the class period by allegedly making false representations about the Company's financial results or failing to disclose adverse facts about its financial results. The complaints also allege without specific facts that the individual defendants knew or were reckless in making the alleged false statements about the Company's financial results. The twenty actions are expected to be consolidated into a single action pursuant to stipulation of the parties. The Company expects to move to dismiss the complaints after they are consolidated and a lead plaintiffs' counsel appointed, and intends to defend the actions vigorously. At this time it is not possible to determine the outcome of these actions.

The Company has also been named as a defendent in other matters in the ordinary course of business. Management believes the resolution of these other matters will not have a material effect on the Company's financial position and results of operations.

11.   SEGMENT AND GEOGRAPHIC DATA

In conjunction with the Company's reorganization into separate business units in January 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. The adoption of this standard had no effect on the Company's financial position or results of operations, but did change the presentation of segment information presented below (in 000's except margin data):

FISCAL YEAR 2001:

                                            SATELLITE     WIRELESS ACCESS       ANTENNA          CORPORATE         TOTAL
---------------------------------------------------------------------------------------------------------------------------
Sales                                       $  85,107        $   32,022         $  7,850         $     ---      $  124,979
Gross Profit                                   12,920            10,433            3,152               ---          26,505
Gross Margin                                    15.2%             32.6%            40.2%               ---           21.2%
Income (loss) before tax                        8,719             5,259              398            (6,278)          8,098
Identifiable Assets                            22,146             8,262            2,359            17,045          49,812
===========================================================================================================================

FISCAL YEAR 2000:

                                            SATELLITE     WIRELESS ACCESS       ANTENNA          CORPORATE         TOTAL
---------------------------------------------------------------------------------------------------------------------------
Sales                                       $  60,411        $   19,018         $  6,988         $     ---      $   86,417
Gross Profit                                    9,146             5,987            2,704               ---          17,837
Gross Margin                                    15.1%             31.5%            38.7%               ---           20.6%
Income (loss) before tax                        5,440               752              309           (14,409)         (7,908)
Identifiable Assets                            21,773             8,349            2,436            17,254          51,497
===========================================================================================================================

FISCAL YEAR 1999:

                                            SATELLITE     WIRELESS ACCESS       ANTENNA          CORPORATE         TOTAL
---------------------------------------------------------------------------------------------------------------------------
Sales                                         $12,658         $  20,590         $  4,299          $    ---      $   37,547
Gross Profit                                    3,377             5,837            1,331               ---          10,545
Gross Margin                                    26.7%             28.3%            31.0%               ---           28.1%
Income (loss) before taxes                        850               557             (518)           (3,106)         (2,217)
Identifiable Assets                             4,146             7,347            1,582            12,474          25,549
===========================================================================================================================

The Company does not have significant long-lived assets outside the United
States.

Sales information by geographical area for each of the three years in the period ended March 3, 2001 is as follows (000's):

                                                                              2001               2000               1999
---------------------------------------------------------------------------------------------------------------------------
United States                                                              $  101,614          $  67,293          $ 20,672
Canada                                                                         11,220              5,419             2,987
Latin America                                                                   2,661              1,240             3,556
Europe                                                                          2,895              4,394             3,094
Middle East                                                                     1,447                847               520
Africa                                                                          2,895              1,832             3,739
Asia                                                                            2,247              4,368             1,449
Australia                                                                         ---              1,024             1,530
---------------------------------------------------------------------------------------------------------------------------
                                                                           $  124,979          $  86,417          $ 37,547
===========================================================================================================================

In fiscal years 2001 and 2000, one Satellite Products customer accounted for 22.4%, and 19.3% of sales, respectively, and another Satellite Products customer accounted for 20.6% and 10.3% of sales, respectively. A third Satellite Products customer accounted for 17.3% of sales in fiscal year 2000. No customer accounted for 10% or more of consolidated sales in fiscal year 1999.

12.   QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2001 and 2000 (in 000's, except percentages and per share data):

                                               First          Second             Third           Fourth          Fiscal
                                             Quarter          Quarter           Quarter          Quarter           2001
---------------------------------------------------------------------------------------------------------------------------
Sales                                       $  31,953         $  33,811         $ 32,738         $  26,477      $  124,979
Gross profits                                   6,787             6,839            7,394             5,485          26,505
Gross margins                                   21.2%             20.2%            22.6%             20.7%           21.2%
Net income                                      1,540             1,419            1,850               400           5,209
Net income per diluted share                     0.11              0.10             0.13              0.03            0.37
===========================================================================================================================


                                               First          Second             Third           Fourth           Fiscal
                                            Quarter           Quarter           Quarter          Quarter           2000
---------------------------------------------------------------------------------------------------------------------------
Sales                                       $  13,019         $  18,860         $ 26,712         $  27,826         $86,417
Gross profits                                   3,643             5,252            3,236             5,706          17,837
Gross margins                                   28.0%             27.8%            12.1%             20.5%           20.6%
Net income (loss)                                 239               933             (572)           (5,664)         (5,064)
Income (loss) per diluted share                  0.02              0.07            (0.05)            (0.46)          (0.42)
===========================================================================================================================

13.  FINANCIAL STATEMENT RESTATEMENT

On March 29, 2001, the Company announced that during preparation for the Company's fiscal 2001 audit, its corporate controller had abruptly resigned and advised management by letter that he had made certain improper adjustments to the Company's accounting records that caused a reduction in recorded expenses. The results of the internal investigation revealed that the controller had reduced expenses through the posting of improper adjustments, and irregularities in the consolidation of its Hong Kong procurement subsidiary. The effect of such irregularities (and certain other less significant items uncovered as part of the restatement) was to understate the net loss for the year ended February 26, 2000 by approximately $3.7 million, and overstate net income for the nine months ended November 25, 2000 by approximately $1.8 million. The results of operations for fiscal year 2000 and the thee interim periods in the period ended November 25, 2000 included in these financial statements reflect the restated financial statements. In connection with the restatement, the Company reassessed the realizability of the deferred tax asset. The Company concluded that the deferred tax asset, specifically as it relates to the future tax deductibility for the exercise of non-qualified stock options, should be reduced for amounts previously recognized in fiscal years 2000 and 2001. Accordingly, deferred taxes and stockholders' equity were reduced by $5,800,000 in fiscal year 2000 and by an additional $3,775,000 for the nine months ended November 25, 2000.

The amended Annual Report on Form 10-K/A for the year ended February 26, 2000, and the quarterly reports on Form 10-Q/A for the periods May 29, 1999 through November 25, 2000 were filed with the Securities and Exchange Commission on May 23, 2001.

14.  SUBSEQUENT EVENTS

On March 29, 2001, subsequent to the Company's announcement that it was investigating improper adjustments made by the corporate controller to the Company's accounting records (see Note 13), NASDAQ halted trading of the Company's common stock.

On May 3, 2001, the Company announced that it had received notification from NASDAQ that due to the Company's failure to comply with filing requirements requiring audited financial statements to be included in its annual report, NASDAQ intended to delist the shares of the Company's common stock at the opening of business on May 8, 2001. The Company presented testimony at the NASDAQ hearing held on May 25, 2001 regarding the continued listing of the Company's common stock on NASDAQ. The Company believes that it provided satisfactory answers to the questions raised and was advised that the hearing panel is expected to issue a ruling on the matter some time in June 2001. In the interim, trading in the common stock will remain halted.

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

10.4.4 The 1999 Stock Option Plan filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (333-93097) and by this reference is incorporated herein and made a part hereof.

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

23.1     Consent of Independent Public Accountants.