Form 10-Q
period 2001-06-02
CALIFORNIA AMPLIFIER INC
filed 2001-07-17
CIK 730255

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:       June 2, 2001

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:             012182

                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              95-3647070
--------------------------------                       -------------------------
(State or Other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

     460 Calle San Pablo
     CAMARILLO, CALIFORNIA                                       93012
--------------------------------                       -------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (805) 987-9000
                             ----------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|    No
                                    ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of June 2, 2001          13,600,701

Number of pages in this Form 10-Q   14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                         JUNE 2,                     MAR. 3,
                                                                          2001                       2001
                                                                       (unaudited)                 (audited)
                                                                        ----------                ----------

                                     ASSETS

Current assets:
Cash and cash equivalents                                               $   12,242                $   10,009
Accounts receivable, net of allowances of $380
   at June 2, 2001 and $467 at March 3, 2001                                13,687                    12,370
Inventories                                                                  9,602                    10,373
Deferred tax asset                                                           2,225                     2,256
Prepaid expenses and other current assets                                      674                       515
                                                                        ----------                ----------
         Total current assets                                               38,430                    35,523

Property and equipment, at cost, net of
   accumulated depreciation and amortization                                 9,671                    10,231
Goodwill, net of accumulated amortization of $568
   at June 2, 2001 and $495 at March 3, 2001                                 3,484                     3,557
Other assets                                                                   675                       501
                                                                        ----------                ----------
                                                                        $   52,260                $   49,812
                                                                        ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                        $    7,632                $    5,677
Accrued liabilities                                                          9,280                     8,711
Short-term debt and current portion of long-term debt                          851                       644
                                                                        ----------                ----------
         Total current liabilities                                          17,763                    15,032

Long-term debt                                                               4,250                     4,500
Minority interest share in net assets of
   Micro Pulse, Inc.                                                           636                       656

Commitments and contingencies

Stockholders' equity:
Preferred stock, 3,000 shares authorized;
   no shares issued and outstanding                                            ---                       ---
Common stock, $.01 par value; 30,000 shares authorized;
   13,601 shares issued and outstanding at
   June 2, 2001 and March 3, 2001                                              136                       136
Additional paid-in capital                                                  23,975                    23,975
Accumulated other comprehensive loss                                          (783)                     (699)
Retained earnings                                                            6,283                     6,212
                                                                        ----------                ----------
         Total stockholders' equity                                         29,611                    29,624
                                                                        ----------                ----------
                                                                        $   52,260                $   49,812
                                                                        ==========                ==========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)


                                                              THREE MONTHS ENDED
                                                        -------------------------------
                                                          JUNE 2,              MAY 27,
                                                           2001                 2000
                                                        -----------          ----------
Sales                                                   $    22,133          $   31,953
Cost of sales                                                16,842              25,166
                                                        -----------          ----------
Gross profit                                                  5,291               6,787

Research and development                                      1,890               1,682
Selling                                                         813               1,037
General and administrative                                    2,500               1,439
                                                        -----------          ----------
Income from operations                                           88               2,629

Other income (expense), net                                       3                 (73)
Minority interest share in (income) loss of
   Micro Pulse, Inc.                                             20                (151)
                                                        -----------          ----------
Income before provision for income taxes                        111               2,405
Provision for income taxes                                      (40)               (865)
                                                        -----------          ----------

Net income                                              $        71          $    1,540
                                                        ===========          ==========
Net income per share
     Basic                                              $       .01          $      .12
     Diluted                                            $       .01          $      .11
                                                        -----------          ----------

Shares used in per share calculations
     Basic                                                   13,601              12,955
     Diluted                                                 13,999              14,086
                                                        ===========          ==========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)


                                                              THREE MONTHS ENDED
                                                        -------------------------------
                                                          JUNE 2,              MAY 27,
                                                           2001                 2000
                                                        -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $        71          $     1,540
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Provision for doubtful accounts                             71                   19
     Depreciation and amortization                            1,026                  897
     (Gain) loss on sale of property and equipment              (5)                    1
     Minority interest share in net income
       (loss) of Micro Pulse, Inc., net of tax                  (20)                 100
     Deferred tax asset                                          31                  673
     Change in assets and liabilities:
         Accounts receivable                                 (1,388)                (180)
         Inventories                                            771                 (589)
         Prepaid expenses and other assets                     (347)                 444
         Accounts payable                                     1,955               (2,107)
         Accrued liabilities                                    569                 (434)
                                                        -----------          -----------

Net cash provided by operating activities                     2,734                  364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             (386)              (1,026)
Proceeds from sale of property and equipment                     12                  ---
                                                        -----------          -----------

Net cash used in investing activities                          (374)              (1,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings                                                 ---                 5,000
Debt repayments                                                 (43)               (2,506)
Issuances of common stock                                       ---                   291
                                                        -----------          -----------

Net cash (used in) provided by financing activities             (43)                2,785

Effect of foreign exchange rates                                (84)                  (27)

Net increase in cash and cash equivalents                     2,233                 2,096
Cash and cash equivalents at the beginning of period         10,009                 2,791
                                                        -----------          -----------

Cash and cash equivalents at end of period              $    12,242          $      4,887
                                                        ===========          ============


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           CALIFORNIA AMPLIFIER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 3, 2001. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.


2. INVENTORIES - Inventories include the cost of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in 000's):

                                            June 2, 2001            Mar. 3, 2001
                                            ------------            ------------
         Raw materials                       $   7,580               $   7,174
         Work in process                            94                     251
         Finished goods                          1,928                   2,948
                                             ---------               --------
                                             $   9,602               $  10,373
                                             =========               =========


3. NET INCOME PER SHARE - Basic income per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted income per share increases the weighted average shares outstanding for the dilutive effect of stock options, warrants, and convertible debt arrangements.

                                                         Three Months Ended
                                                     ---------------------------
                                                     June 2,            May 27,
                                                      2001               2000
                                                     -------             ------
Weighted average shares outstanding - Basic           13,601             12,955

Effect of dilutive securities
     Options                                             276                715
     Litigation settlement                               122                124
     Convertible debt                                    ---                292
                                                     -------             ------

Weighted average shares outstanding - Diluted         13,999             14,086
                                                     =======             ======


4. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended June 2, 2001 and May 27, 2000 (in thousands):

                                                         Three Months Ended
                                                     ---------------------------
                                                     June 2,            May 27,
                                                      2001               2000
                                                     -------           --------

 Net income                                          $    71           $  1,540
 Foreign currency translation adjustment,
   net of tax                                            (84)               (27)
                                                     -------           --------

 Comprehensive income (loss)                         $   (13)          $  1,513
                                                     =======           ========

5. CONCENTRATION OF RISK - A significant percentage of consolidated sales and consolidated accounts receivable relate to approximately four customers. The following tables summarize the percentage (greater than 10%) by customer:

     Sales:

                                                   Three Months Ended
                                            -----------------------------------
     Customer                               June 2, 2001           May 27, 2000
     --------                               ------------           ------------
         A                                      33.1%                  28.9%
         B                                      20.4%                    *
         C                                      15.9%                    *
         D                                        *                    17.9%

     Accounts Receivable:

                                                      Balances as of
                                            -----------------------------------
     Customer                               June 2, 2001           March 3, 2001
     --------                               ------------           ------------
         A                                      28.4%                  17.9%
         B                                      22.8%                  19.2%
         C                                      13.7%                  20.6%
         D                                      10.5%                    *

---------
* less than 10%.

Customers A, C and D are Satellite Products customers, and B is a Wireless Access Products customer.

6. STATEMENT OF CASH FLOWS - In the first quarter of fiscal year 2001, the Company issued 525,000 shares of its common stock for retirement of $2,231,250 of debt. These amounts were excluded from the statement of cash flows.

7. SEGMENTS - The Company currently manages its business under three identifiable business segments, Satellite Products, Wireless Access Products and Antenna Products.

Segment information for the three months ended June 2, 2001 and May 27, 2000 is as follows (in thousands):

                                                            Three Months Ended June 2, 2001
                                  --------------------------------------------------------------------------------
                                  Satellite     Wireless Access        Antenna          Corporate          Total
------------------------------------------------------------------------------------------------------------------
Sales                             $  14,285       $    6,517          $  1,331         $     ---         $22,133
Gross Profit                          2,340            2,439               512               ---           5,291
Product Gross Margins                  16.4%            37.4%             38.5%              ---            23.9%
Income (Loss) Before Tax              1,474            1,011               (20)           (2,354)            111
==================================================================================================================

                                                            Three Months Ended May 27, 2000
                                  --------------------------------------------------------------------------------
                                  Satellite     Wireless Access        Antenna          Corporate          Total
------------------------------------------------------------------------------------------------------------------
Sales                             $  24,455       $    5,411          $  2,087         $     ---         $31,953
Gross Profit                          3,956            1,890               941               ---           6,787
Product Gross Margins                  16.2%            34.9%             45.1%              ---            21.2%
Income (Loss) Before Tax              2,919              637               131            (1,282)          2,405
==================================================================================================================

8.   FINANCIAL STATEMENT RESTATEMENT

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

The amended Annual Report on Form 10-K/A for the year ended February 26, 2000, and the quarterly reports on Form 10-Q/A for the periods May 29, 1999 through November 25, 2000 were filed with the Securities and Exchange Commission on May 23, 2001. The accompanying financial statement information for the three months ended May 27, 2000 reflects restated amounts.

9.  LEGAL

The Company is currently involved in various litigation: a patent infringement action, an insurance reimbursement action, a wrongful termination action, and certain securities class actions. At this time it is not possible to determine the outcome of such actions. See also Item 1 - Legal Proceedings included elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 2, 2001 AND MAY 27, 2000

SALES

Sales decreased $9.8 million, or 30.7%, from $31.9 million for the three months ended May 27, 2000 to $22.1 million for the three months ended June 2, 2001. Sales of Satellite products decreased $10.2 million, or 41.6%, from $24.5 million to $14.3 million. Sales of Wireless Access products increased $1.1 million, or 20.4%, from $5.4 million to $6.5 million. Sales of Antenna products by Micro Pulse decreased $756,000, or 36.2%, from $2.1 million to $1.3 million.

The decrease in sales of Satellite products resulted from a slowdown in subscriber additions as compared to the prior year period, and continued efforts by operators to control inventory levels. In addition, in the prior year operators maintained higher ordering patterns to ensure against product shortages if electronic components affected manufacturers' production.

The increase in the sales of Wireless Access products is a result of increases in the Company's sales of two-way transceiver products, offset by unit shipments of the Company's Wireless Cable video products. The Company does not anticipate further growth in sales of two-way transceiver products until the development of second generation non-line of sight is completed.

The decrease in sales of Antenna products resulted primarily from lower demand by customers for certain wireless products antenna assemblies.

GROSS PROFITS AND GROSS MARGINS

Gross profits decreased by $1.5 million, or 22.0%, from $6.8 million for the three months ended May 27, 2000 to $5.3 million for the three months ended June 2, 2001. Gross margins increased to 23.9% from 21.3% . The 22.0% decrease in gross profits resulted from the 30.7% decrease in sales, offset by higher gross margins. The increase in gross margins resulted primarily from higher gross margins for both Satellite and Wireless Access products. See also Note 7 "Segments," included in Notes to Unaudited Consolidated Financial Statements included elsewhere herein for additional operating data for separate business units.

OPERATING EXPENSES

Research and development expenses increased by $208,000 from $1.7 million to $1.9 million. The increase related to additional engineering and design personnel, higher salaries to remain competitive with industry compensation trends, and higher material costs relating to new product design.

Selling expenses decreased by $224,000 from $1.0 million to $813,000. The decrease relates primarily to decreases in discretionary marketing spending.

General and administrative expenses increased by $1.0 million from $1.4 million to $2.5 million. Included in the increase is $950,000 of costs incurred in connection with the restatement of fiscal year 2000 and fiscal year 2001 interim financial statements.

INCOME FROM OPERATIONS

Income from operations, for the reasons noted above, decreased by $2.5 million, to 88,000 from $2.6 million in the comparable prior year period.

MINORITY INTEREST SHARE IN INCOME (LOSS) OF MICRO PULSE, INC.

The Company consolidates 100% of the sales and expenses of Micro Pulse. The minority interest share in income of Micro Pulse eliminates the 49.5% of the income (loss) of Micro Pulse.

PROVISION FOR INCOME TAXES

The provision for taxes for the first quarter of fiscal 2002 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 2001.

NET INCOME

Net income, for reasons outlined above, decreased by $1.5 million to $71,000 from $1.5 million in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an $8.0 million working capital line with U.S. Bank. At June 2, 2001 no amounts were outstanding under the borrowing arrangement. The Company believes that cash flow generated from operations together with the funds available under its credit facility, are sufficient to support operations and capital equipment requirements over the next twelve months. For the three months ended June 2, 2001, the Company generated cash from operating activities of $2.7 million and outlaid $386,000 on capital expenditures increasing cash by $2.2 million to $12.2 million at June 2, 2001. See also accompanying statement of cash flows included elsewhere herein.

The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2002 will not be impacted significantly by foreign exchange since a significant portion of the Company's fiscal year 2002 projected sales are to U.S. markets, or to international markets where its sales are negotiated in U.S. dollars. Import tariffs in countries such as Brazil and China make it more difficult to compete with in-country manufacturers.

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. Adoption of this standard in the first quarter of fiscal year 2002 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's revenue recognition and results of operations.

In May 2001, the FASB reached a consensus on portions of its Business Combination Project. Under the terms of the consensus, the Company will stop amortizing goodwill at the close of fiscal 2002.


SAFE HARBOR STATEMENT

Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, timing and market acceptance of new product introductions, new technologies, litigation and related matters and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

YOURISH CLASS ACTION AND RLI INSURANCE COMPANY LITIGATION

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

On March 27, 2000 the trial began for the lawsuit filed in the Superior Court for the State of California, County of Ventura, entitled YOURISH V. CALIFORNIA AMPLIFIER, INC., ET AL., Case No. CIV 173569. On March 29, 2000 the parties reached a settlement. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 26, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of March 3, 2001, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million with one of its insurance carriers paying the remaining $1.0 million. As of June 2, 2001 $4.8 million was accrued in the consolidated financial statements primarily related to the remaining 121,875 shares still to be issued under the settlement agreement.

In connection with the settlement of the YOURISH action, the Company and certain of its former and current officers and directors have filed a lawsuit (CALIFORNIA AMPLIFIER, INC., ET AL. V. RLI INSURANCE COMPANY, ET AL., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, INTER ALIA, that the claims in the YOURISH action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000 and the appeal has been fully briefed by both parties. A hearing date is expected for September 2001 to argue the appeal.

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

2001 SECURITIES LITIGATION

Following the announcement by the Company on March 29, 2001 of the resignation of its controller and the possible over-statement of net income for the fiscal year ended February 26, 2000 and the subsequent restatement of the Company's financial statements for fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain officers were named as defendants in twenty putative actions in Federal Court. Caption information for each of the lawsuits is set forth in Item 3 of the Company's Form 10-K for the fiscal year ended March 3, 2001.

Sixteen of the class actions seek to represent a class of purchasers of the Company's common stock for the period between April 6 or 7, 2000 to March 28, 2001. Four of the class actions seek to represent a class of purchasers of the Company's common stock for the period between June 10 or 11, 1999 to March 28 or 29, 2001. All of the complaints cite to the Company's March 29, 2001 announcement regarding the resignation of the Company's corporate controller and statement that net income for the fiscal year ended February 26, 2000 may have been overstated by as much as $2.2 million. The complaints generally allege that the defendants artificially inflated the price of the Company's stock during the class period by allegedly making false representations about the Company's financial results or failing to disclose adverse facts about its financial results. The complaints also allege without specific facts that the individual defendants knew or were reckless in making the alleged false statements about the Company's financial results.

The twenty actions have been consolidated into a single action pursuant to stipulation of the parties, and lead plaintiffs' counsel has been appointed. The Company expects to move to dismiss the complaints after a consolidated amended complaint is filed within the next 60 days, and intends to defend the actions vigorously. At this time it is not possible to determine the outcome of these actions.

CHARLES MEDALIE V. IRA CORON, FRED STURM, RICHARD B. GOLD, ARTHUR HAUSMAN, FRANK PERNA, JR., THOMAS RINGER, CALIFORNIA AMPLIFIER, INC. (NOMINAL DEFENDANT)

On July 13, 2001, all of the current directors of the Company were named as defendants in the above-entitled shareholder derivative lawsuit filed in Los Angeles Superior Court, assigned case number BC254123. The Company was named as a nominal defendant. The complaint is brought by some of the same counsel who have sued the Company for violation of the Federal Securities laws. The Complaint alleges claims against the directors for breach of fiduciary duty, abuse of control and gross mismanagement, arising out of the Company's recent restatement of earnings for fiscal year 2000 and portions of fiscal year 2001. The complaint alleges that the directors failed to implement an adequate accounting control system, and thereby allegedly caused the Company to violate Generally Accepted Accounting Principles and reporting standards. The Complaint further alleges that these alleged breaches of duty have resulted in the lawsuits brought against the Company under the Federal Securities laws, as well as investigative and other costs. No pre-lawsuit demand was made on the Board of Directors of the Company. The complaint seeks compensatory and punitive damages, as well as attorney's fees.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           Current Reports on Form 8-K dated March 30, 2001, April 4, 2001, May 4, 2001, May 4, 2001, May 23, 2001, May 31, 2001, June 8, 2001 and June 12, 2001
(date of event March 29, 2001) reporting Item 5 "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          California Amplifier, Inc.
                                          ---------------------------
                                                 (Registrant)


July 17, 2001                             /s/ Michael R. Ferron
                                          ---------------------------
                                              Michael R. Ferron
                                              Vice President, Finance and
                                              Chief Accounting Officer