Form 10-Q
period 2001-08-31
CALIFORNIA AMPLIFIER INC
filed 2001-10-15
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      August 31, 2001
                                          ---------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from            to
                                    -----------   ------------


                        Commission File Number:  012182


Exact Name of Registrant as
  Specified in Its Charter:     CALIFORNIA AMPLIFIER, INC.
                                --------------------------


            DELAWARE                               95-3647070
------------------------------                 ------------------
State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization:                 Identification No.



Address of Principal Executive Offices:        460 Calle San Pablo
                                               Camarillo, CA 93012

Registrant's Telephone Number:                 (805) 987-9000



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [X]  No [ ]


The registrant had 13,601,901 shares of Common Stock outstanding as of September 24, 2001.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands except par value amounts)

                                                   August 31,    February 28,
                                                      2001           2001
                                                    --------       --------
                                                  (Unaudited)
                    Assets
Current assets:
  Cash and cash equivalents                         $ 18,021        $  9,778
  Accounts receivable, less allowance
   of $1,519 and $380, respectively                   11,712          11,382
  Inventories                                          9,407           9,676
  Deferred income taxes                                2,134           2,222
  Prepaid expenses and other current assets              667           1,163
                                                    --------        --------
     Total current assets                             41,941          34,221

Property and equipment, at cost, net of
 accumulated depreciation and amortization             9,018           9,885
Goodwill, net of accumulated amortization              3,411           3,557
Deposits and other assets                                499             458
                                                    --------        --------
                                                    $ 54,869        $ 48,121
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $    940        $    644
  Accounts payable                                     9,222           5,103
  Accrued payroll and employee benefits                1,335           1,467
  Other accrued liabilities                            6,538           6,783
                                                    --------        --------
     Total current liabilities                        18,035          13,997
                                                    --------        --------
Long-term debt, net of current portion                 4,118           4,500
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 13,602 and 13,601 shares issued
    and outstanding, respectively                        136             136
  Additional paid-in capital                          25,050          23,975
  Retained earnings                                    8,358           6,212
  Accumulated other comprehensive loss                  (828)           (699)
                                                    --------        --------
     Total stockholders' equity                       32,716          29,624
                                                    --------        --------
                                                    $ 54,869        $ 48,121
                                                    ========        ========

    See accompanying notes to unaudited consolidated financial statements.

                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                 Three Months Ended        Six Months Ended
                                      August 31,              August 31,
                                 -------------------     -------------------
                                   2001        2000        2001        2000
                                 -------     -------     -------     -------
Sales                            $24,654     $31,738     $45,456     $61,604
Cost of goods sold                18,502      25,638      34,525      49,658
                                 -------     -------     -------     -------
Gross profit                       6,152       6,100      10,931      11,946
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         2,059       1,601       3,720       3,055
  Selling                            592         988       1,226       1,824
  General and administrative       2,775       1,356       5,118       2,578
                                 -------     -------     -------     -------
Total operating expenses           5,426       3,945      10,064       7,457
                                 -------     -------     -------     -------
Operating income                     726       2,155         867       4,489
Other income (expense), net           11         (32)          1         (92)
                                 -------     -------     -------     -------
Income from continuing operations
 before income taxes                 737       2,123         868       4,397
Income tax provision                (272)       (774)       (312)     (1,598)
                                 -------     -------     -------     -------
Income from continuing operations    465       1,349         556       2,799

Discontinued operation:
  Income (loss) from discontinued
   operation, net of tax              (5)         70         (25)        160
  Gain on sale of discontinued
   operation, net of tax           1,615         -         1,615         -
                                 -------     -------     -------     -------
Total discontinued operation       1,610          70       1,590         160
                                 -------     -------     -------     -------
Net income                       $ 2,075     $ 1,419     $ 2,146     $ 2,959
                                 =======     =======     =======     =======

Basic earnings per share:
  Continuing operations          $  0.03     $  0.10     $  0.04     $  0.21
  Discontinued operation            0.12        0.01        0.12        0.01
                                 -------     -------     -------     -------
                                 $  0.15     $  0.11     $  0.16     $  0.22
                                 =======     =======     =======     =======
Diluted earnings per share:
  Continuing operations          $  0.03     $  0.09     $  0.04     $  0.20
  Discontinued operation            0.12        0.01        0.11        0.01
                                 -------     -------     -------     -------
                                 $  0.15     $  0.10     $  0.15     $  0.21
                                 =======     =======     =======     =======
Shares used in per share
 calculations:
   Basic                          13,601      13,382      13,601      13,168
   Diluted                        14,000      14,354      13,979      14,250

   See accompanying notes to unaudited consolidated financial statements.

                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)
                                                         Six Months Ended
                                                             August 31,
                                                       ---------------------
                                                        2001          2000
                                                       -------       -------
Cash flows from operating activities:
  Net income                                           $ 2,146       $ 2,959
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                      1,300           (44)
    Depreciation and amortization                        1,873         1,724
    Deferred income taxes                                  251         1,435
    Gain on sale of discontinued operation              (1,615)          -
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable        (1,630)          666
      (Increase) decrease in inventories                   269        (2,314)
      (Increase) decrease in prepaid expenses
        and other current assets                          (211)          111
      Increase (decrease) in accounts payable            4,119        (1,818)
      Decrease in accrued payroll and employee
       benefits and other accrued liabilities             (377)         (759)
      Other, net                                           (35)          315
                                                       -------       -------
Net cash provided by operating activities                6,090         2,275
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (880)       (1,799)
  Net proceeds from sale of discontinued operation       3,231           -
  Proceeds from sale of property and equipment              14           -
                                                       -------       -------
Net cash provided by (used in) investing activities      2,365        (1,799)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                             -           5,000
  Repayments of long-term debt                             (86)       (2,628)
  Proceeds from exercise of stock options                    3         1,818
                                                       -------       -------
Net cash provided by (used in) financing activities        (83)        4,190
                                                       -------       -------
Effect of exchange rate changes on cash                   (129)            3
                                                       -------       -------
Increase in cash and cash equivalents                    8,243         4,669
Cash and cash equivalents at beginning of period         9,778         2,451
                                                       -------       -------
Cash and cash equivalents at end of period             $18,021       $ 7,120
                                                       =======       =======
Supplemental cash flow information:
  Interest paid                                        $   179       $   190
  Income taxes paid                                    $   142       $   105
Non-cash activities:
  Conversion of debt to common stock                       -         $ 2,231
  Reduction of deferred tax asset valuation
   allowance and increase in additional paid-in
   capital for tax benefits arising from exercise
   of non-qualified stock options in prior years       $ 1,072           -
     See accompanying notes to unaudited consolidated financial statements.

                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended August 31, 2001


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of video transmitted from satellites and wireless terrestrial transmission sites, and two-way wireless transceivers used in emerging broadband wireless access markets for voice (telephony) and data (internet) applications.

     As further described in Note 2, in July 2001 the Company sold its 51% interest in Micro Pulse, Inc. ("Micro Pulse"). The results of operations of Micro Pulse, which represented a separate segment of the Company's business, are shown as a discontinued operation in the accompanying unaudited consolidated statements of income.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2001 and its results of operations and cash flows for the three and six months ended August 31, 2001 and 2000. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2001 fell on March 3, 2001. The actual interim periods ended on September 1, 2001 and August 26, 2000. In the accompanying consolidated financial statements, the 2001 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 1, 2001.

     Certain reclassifications have been made to the interim fiscal 2001 financial statements to conform with the interim fiscal 2002 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.


Note 2 - DISCONTINUED OPERATION

     On July 31, 2001, the Company sold its 51% ownership interest in Micro Pulse. The sale generated net cash proceeds of $3,231,000 and an after-tax gain of $1,615,000.

     Micro Pulse was the sole operating unit comprising the Company's Antenna segment. Accordingly, operating results for Micro Pulse have been presented in the accompanying consolidated statements of income as a discontinued operation, and are summarized as follows (in thousands):

                                      Three months ended    Six months ended
                                          August 31,            August 31,
                                       ----------------     ----------------
                                        2001       2000      2001      2000
                                       ------     ------    ------    ------
  Sales                                $1,226     $2,074     $2,556   $4,161
                                       ======     ======     ======   ======
  Operating income (loss)              $  (51)    $  195     $ (105)  $  489
                                       ======     ======     ======   ======
  Income (loss) from discontinued
   operation, net of tax               $   (5)    $   70     $  (25)  $  160
                                       ======     ======     ======    =====

     The net assets of Micro Pulse, and the Company's basis in its investment in Micro Pulse, consisted of the following on July 31, 2001, the date of sale (in thousands):

  Current assets                                 $ 1,845
  Property, equipment and improvements, net          269
  Other assets                                       142
  Current liabilities                               (983)
                                                 -------
  Net assets of Micro Pulse                        1,273
  Less: Minority interest in Micro Pulse            (566)
                                                 -------
  Basis in Micro Pulse investment                $   707
                                                 =======

     The gain on sale of the Company's 51% interest Micro Pulse, shown in the accompanying consolidated statements of income as "Gain on sale of discontinued operation, net of tax", is comprised as follows (in thousands):

  Gross sales proceeds                           $ 3,408
  Less disposal costs                               (177)
                                                 -------
  Net sales proceeds                               3,231
  Less: Basis in Micro Pulse investment             (707)
                                                 -------
  Pre-tax gain on sale                             2,524
  Income tax provision                              (909)
                                                 -------
  Gain on sale of discontinued
   operation, net of tax                         $ 1,615
                                                 =======

Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

                                    August 31,    February 28,
                                       2001           2001
                                      ------         ------
  Raw materials and subassemblies     $7,552         $6,824
  Finished goods                       1,855          2,852
                                       -----         ------
                                      $9,407         $9,676
                                       =====          =====


Note 4 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is not antidilutive, of the Company's outstanding employee stock options. The following is a summary of the calculation of basic and diluted earnings per share (in thousands):

                                      Three months ended     Six months ended
                                          August 31,             August 31,
                                       ----------------      ----------------
                                        2001      2000        2001      2000
                                       ------    ------      ------    ------
Weighted average shares:
  Weighted average number of
   common shares outstanding (Basic)   13,601    13,382      13,601    13,168

  Effect of dilutive securities:
    Stock options                         277       784         256       774
    Shares issuable for legal
     settlement                           122       188         122       156
    Convertible debt                       -         -           -        152
                                       ------    ------      ------    ------
      Diluted weighted average number
        of common shares outstanding   14,000    14,354      13,979    14,250
                                       ======    ======      ======    ======

     Options to purchase approximately 934,000 shares of Common Stock at prices ranging from $5.69 to $50.56 were outstanding at August 31, 2001 but were not included in the computation of diluted earnings per share for the three and six months then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive.


Note 5 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and six months ended August 31, 2001 and 2000 (in thousands):

                                      Three months ended     Six months ended
                                          August 31,             August 31,
                                       ----------------      ----------------
                                        2001      2000        2001      2000
                                       ------    ------      ------    ------

  Net income                           $2,075    $1,419      $2,146    $2,959

  Foreign currency translation
   adjustments                            (45)       30        (129)        3
                                       ------    ------      ------    ------
  Comprehensive income (loss)          $2,030    $1,449      $2,017    $2,962
                                       ======    ======      ======    ======


Note 6 - CONCENTRATION OF RISK

     A significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers, as summarized below.

     Sales to significant customers as a percent of consolidated sales are as follows:

                          Three months ended     Six months ended
                              August 31,             August 31,
                           ----------------      ----------------
             Customer       2001      2000        2001      2000
             --------      ------    ------      ------    ------
                A           33.9%     26.2%       34.5%     28.7%
                B           14.3%      5.0%       15.5%      4.4%
                C           13.5%      7.3%       17.2%      6.3%
                D           19.6%     27.9%       15.2%     23.5%

     Accounts receivable from significant customers as a percent of consolidated net accounts receivable are as follows:

                              August 31,      February 28,
                                 2001             2001
                                ------           ------
                A                26.6%            19.5%
                B                16.1%            20.9%
                C                13.0%            22.4%
                D                26.2%            10.1%
                E                 9.9%            10.2%

      Customers A, B and D are Satellite customers, while C and E are Wireless Access customers.


Note 7 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three and six months ended August 31, 2001 and 2000 is as follows (in thousands):

Three months ended August 31, 2001:
                                         Wireless     General
                             Satellite    Access     Corporate    Total
                             --------    --------    --------    -------
  Sales                       $18,730     $ 5,924                $24,654
  Gross profit                $ 3,902     $ 2,250                $ 6,152
  Gross margin                   20.8%       38.0%                  25.0%
  Pretax income (loss) from
   continuing operations      $ 2,962     $  (624)   $(1,601)    $  737


Three months ended August 31, 2000:
                                         Wireless     General
                             Satellite    Access     Corporate    Total
                             --------    --------    --------    -------
  Sales                       $24,363     $ 7,375                $31,738
  Gross profit                $ 3,640     $ 2,460                $ 6,100
  Gross margin                   14.9%       33.4%                  19.2%
  Pretax income (loss) from
   continuing operations      $ 2,482     $ 1,028    $(1,387)    $ 2,123


Six months ended August 31, 2001:
                                         Wireless     General
                             Satellite    Access     Corporate    Total
                             --------    --------    --------    -------
  Sales                       $33,015     $12,441                $45,456
  Gross profit                $ 6,242     $ 4,689                $10,931
  Gross margin                   18.9%       37.7%                  24.0%
  Pretax income (loss) from
   continuing operations      $ 4,436     $   387    $(3,955)    $   868


Six months ended August 31, 2000:
                                         Wireless     General
                             Satellite    Access     Corporate    Total
                             --------    --------    --------    -------
  Sales                       $48,818     $12,786                $61,604
  Gross profit                $ 7,596     $ 4,350                $11,946
  Gross margin                   15.6%       34.0%                  19.4%
  Pretax income (loss) from
   continuing operations      $ 5,401     $ 1,665    $(2,669)    $ 4,397

     Pretax income (loss) from continuing operations for the Wireless Access segment for the three and six months ended August 31, 2001 reflects a $1,162,000 provision for doubtful account receivables from a Wireless Access customer.


Note 8 - LEGAL MATTERS

     The Company is currently involved in various litigation, including an insurance reimbursement action, certain securities class actions, and a shareholder derivative lawsuit. At this time it is not possible to determine
the outcome of such actions.   See also Item 1 of Part II captioned "Legal
Proceedings", included elsewhere herein.


Note 9 - NEW AUTHORITATIVE PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 142 must be adopted by the Company in its fiscal year beginning March 1, 2002. Upon adoption of SFAS No. 142 the Company will discontinue amortizing its goodwill, which is currently being amortized at the rate of $270,000 per year. The Company has not yet assessed any additional impact of SFAS No. 142 on its consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     Sales

     Total sales for the three months ended August 31, 2001 were $24,654,000, compared to $31,738,000 for the same period in the previous fiscal year. Sales of Satellite products decreased $5,633,000, or 23%, from $24,363,000 to $18,730,000. Sales of Wireless Access products decreased $1,451,000, or 20%, from $7,375,000 to $5,924,000.

     Total sales for the six months ended August 31, 2001 decreased by $16,148,000 from $61,604,000 to $45,456,000. Sales of Satellite products decreased $15,803,000, or 32%, from $48,818,000 to $33,015,000.  Sales of
Wireless Access products decreased $345,000, or 3%, from $12,786,000 to $12,441,000.

     The decrease in sales of Satellite products in the latest three and six month periods resulted from a slowdown in subscriber additions as compared to the prior year period, and continued efforts by system operators to control inventory levels. In addition, in the prior year system operators maintained higher ordering patterns in an effort to avoid product shortages in the event electronic components supply disruptions affected manufacturers' production.

     The decline in sales of Wireless Access products is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of second generation non-line of sight products. The Company does not anticipate further growth in sales of two-way transceiver products until the development of second generation non-line of sight products is completed. The Company expects to conduct field trials of second generation non-line of sight transceiver products before the end of this calendar year.


     Gross Profit and Gross Margins

     Gross profit for the three months ended August 31, 2001 was $6,152,000, up slightly from $6,100,000 for the comparable period of the prior year. Consolidated gross margin increased from 19.2% to 25.0%.

     Gross profit for the six months ended August 31, 2001 declined $1,015,000, or 8%, to $10,931,000 from $11,946,000 in the first six months of last year. Consolidated gross margin improved from 19.4% last year to 24.0% in the first six months of this year. The increase in consolidated gross margin is attributable to higher gross margins for both Satellite and Wireless Access products.

     Gross margins for Satellite products improved to 20.8% and 18.9%, respectively, in the three and six months ended August 31, 2001, from 14.9% and 15.6%, respectively, in the second quarter and first half of last fiscal year. Satellite gross margins improved primarily because the Company completed the consolidation of its manufacturing operations in February 2001, resulting in reduced manufacturing costs, and because last year was adversely impacted by electronic component shortages that caused production inefficiencies.

     Gross margins for Wireless Access products improved to 38.0% and 37.7%, respectively, in the three and six months ended August 31, 2001, from 33.4% and 34.0%, respectively, in the second quarter and first half of last fiscal year. Wireless Access gross margins improved principally due to a change in business mix, with more sales of first generation two-way transceiver products that have higher gross margins and lower shipments of wireless cable video products.

     See also Note 7 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.


     Operating Expenses

     Research and development expenses increased by $458,000 from $1,601,000 in the second quarter of last year to $2,059,000 in the latest quarter. For the six month year-to-date periods, research and development expenses increased 22% from $3,055,000 last year to $3,720,000 this year. Investment in R&D has been increased in an effort to improve the Company's market position in both of its business segments. Increased R&D spending is primarily in the form of additional engineering and design personnel, higher salaries to remain competitive with industry compensation trends, and higher material costs relating to new product design.

     Selling expenses decreased by 40% from $988,000 in the three months ended August 31, 2000 to $592,000 in the three months ended August 31, 2001. For the six month periods, selling expenses decreased 33% from $1,824,000 last year to $1,226,000 this year. These declines are attributable primarily to decreases in discretionary marketing spending.

     General and administrative expenses increased by $1,419,000 from $1,356,000 in last year's second quarter to $2,775,000 in the latest quarter. This increase is due primarily to a provision of $1,162,000 for doubtful accounts receivable from a Wireless Access customer. For the six month periods, general and administrative expenses increased by $2,540,000 to $5,118,000 in 2001 from $2,578,000 in 2000. This increase was due primarily to the aforementioned $1,162,000 provision for doubtful accounts receivable and to expenses of $950,000 incurred in the first quarter of the current fiscal year in connection with the restatement of the Company's fiscal year 2000 and fiscal year 2001 interim financial statements.


     Income from Continuing Operations Before Income Taxes

     Income from continuing operations before income taxes in the three months ended August 31, 2001 was $737,000 compared to $2,123,000 in the second quarter of fiscal 2001. This decrease is primarily attributable to the $1,419,000 increase in general and administrative expenses. For the six month periods, income from continuing operations before income taxes decreased from $4,397,000 last year to $868,000 this year due primarily to the $2,540,000 increase in general and administrative expenses and to the $1,015,000 decline in gross profit.


     Income Tax Provision

     The provision for taxes for the second quarter and first six months of fiscal year 2002 is based upon an annualized tax rate of 36%, the same tax rate as fiscal year 2001.

	During the second quarter of fiscal year 2002, the Company recognized income tax benefits of $1,072,000 associated with tax deductions on non-qualified employee stock options which were exercised prior to fiscal 2002. These tax benefits were recognized by reducing the deferred tax asset valuation allowance in the amount of $1,072,000, with a corresponding increase in additional paid-in capital. The deferred tax asset valuation allowance was established in prior fiscal years because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred tax assets would be realized in the future. Income from continuing operations in the first six months of fiscal 2002 and the gain generated on the sale of the Company's ownership interest in Micro Pulse during the fiscal 2002 second quarter indicated that it was likely that the Company would generate sufficient taxable income for the year as a whole to utilize the $1,072,000, and accordingly the deferred tax asset valuation allowance was reduced.


     Discontinued Operation

     As described further in Note 2 to the accompanying unaudited consolidated financial statements, the Company sold its 51% ownership interest in Micro Pulse during the second quarter of fiscal 2002. A gain of $1,615,000 net of tax was recognized on this transaction.


     Net Income

     Net income, for reasons outlined above, increased by $656,000 to $2,075,000 in the fiscal 2002 second quarter from $1,419,000 in the comparable prior year period. For the first six months of fiscal 2002, net income decreased $813,000 to $2,146,000 from $2,959,000 in the first half of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $18,021,000 at August 31, 2001, and its $8 million working capital line of credit with a bank. During the six months ended August 31, 2001, cash and cash equivalents increased by $8,243,000. This increase consisted of cash provided by operating activities of $6,090,000 and net proceeds from the sale of discontinued operations of $3,231,000, partially offset by capital expenditures of $880,000, debt repayments of $86,000, and other activity with a net cash outflow impact of $112,000.

     Components of operating working capital increased by $2,170,000 during the first six months of fiscal 2002, comprised of a $269,000 decrease in inventories and a $4,119,000 increase in accounts payable, partially offset by a $1,630,000 increase in accounts receivable, a $211,000 increase in prepaid expenses and other current assets, and a $377,000 decrease in accrued payroll and employee benefits and other accrued liabilities.

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



NEW AUTHORITATIVE PRONOUNCEMENTS

    Reference is made to Note 9 of the accompanying unaudited consolidated financial statements for a description of new authoritative accounting pronouncements which have not yet been adopted by the Company.


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


                     PART II.  OTHER INFORMATION


ITEM 1.	 LEGAL PROCEEDINGS

Yourish Class Action and RLI Insurance Company Litigation:

     On March 29, 2000 the Company and the individual defendants (present and former officers and directors of the Company) reached a settlement in the matter entitled Yourish v. California Amplifier, Inc., et al., Case
No. CIV 173569 shortly after trial commenced in the Superior Court for the State of California, County of Ventura. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 28, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of February 28, 2001, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million with one of its insurance carriers paying the remaining $1.0 million. As of August 31, 2001, $4.8 million was accrued in the consolidated financial statements primarily related to the remaining 121,875 shares still to be issued under the settlement agreement. Pursuant to the terms of the settlement, the Company must wait for instructions from plaintiffs' counsel before issuing the remaining stock under the settlement.

     In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section 533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000. The matter was fully briefed and argued before the Court of Appeals on September 12, 2001. The Court has calendared December 5, 2001 for the release of its ruling, and a decision is expected near that date.

Andrew Corporation Litigation:

     On March 7, 2000, the Company announced that it had received a complaint of patent infringement from Andrew Corporation (Andrew). The complaint, filed against California Amplifier in U.S. District Court for the Eastern District of Texas, alleges that certain California Amplifier products infringe Andrew's patent rights. During the pendency of the action, the Company secured an exclusive license, with enforcement rights, to a certain patent that the Company believed both invalidated Andrew's '052 patent and applied to Andrew's competing products and commenced patent litigation against Andrew in the United States District Court for the Central District of California under this patent. A mutually acceptable resolutions of both cases was announced on August 1, 2001 and both cases have been dismissed.
The specific terms of the settlement are confidential.

2001 Securities Litigation:

     Following the announcement by the Company on March 29, 2001 of the resignation of its controller and the possible overstatement of net income for the fiscal year ended February 28, 2000 and the subsequent restatement of the Company's financial statements for fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain officers were named as defendants in twenty putative actions in Federal Court. Caption information for each of the lawsuits is set forth in Item 3 of the Company's Form 10-K for the fiscal year ended February 28, 2001.

     Sixteen of the class actions seek to represent a class of purchasers of the Company's common stock for the period between April 6 or 7, 2000 to March 28, 2001. Four of the class actions seek to represent a class of purchasers of the Company's common stock for the period between June 10 or 11, 1999 to March 28 or 29, 2001. All of the complaints cite the Company's March 29, 2001 announcement regarding the resignation of the Company's corporate controller and statement that net income for the fiscal year ended February 28, 2000 may have been overstated by as much as $2.2 million. The complaints generally allege that the defendants artificially inflated the price of the Company's stock during the class period by allegedly making false representations about the Company's financial results or failing to disclose adverse facts about its financial results. The complaints also allege without specific facts that the individual defendants knew or were reckless in making the alleged false statements about the Company's financial results.

     The twenty actions have been consolidated into a single action pursuant to stipulation of the parties, and lead plaintiffs' counsel has been appointed, subject to final Court approval. An amended complaint will be filed 60 days after Court approval of lead plaintiff's counsel. The Company expects to move to dismiss the complaints after a consolidated amended complaint is filed and intends to defend the actions vigorously. At this time it is not possible to determine the outcome of these actions.

Charles Medalie v. Ira Coron, Fred Sturm, Richard B. Gold, Arthur Hausman, Frank Perna, Jr., Thomas Ringer, California Amplifier, Inc. (nominal defendant):

     On July 13, 2001, all of the current directors of the Company were named as defendants in the above-entitled shareholder derivative lawsuit filed in Los Angeles Superior Court, assigned case number BC254123. The Company was named as a nominal defendant. The complaint is brought by some of the same counsel who have sued the Company for violation of the Federal Securities laws. The Complaint alleges claims against the directors for breach of fiduciary duty, abuse of control and gross mismanagement, arising out of the Company's recent restatement of earnings for fiscal year 2000 and portions of fiscal year 2001. The complaint alleges that the directors failed to implement an adequate accounting control system, and thereby allegedly caused the Company to violate Generally Accepted Accounting Principles and reporting standards. The Complaint further alleges that these alleged breaches of duty have resulted in the lawsuits brought against the Company under the Federal Securities laws, as well as investigative and other costs. No pre-lawsuit demand was made on the Board of Directors of the Company. The complaint seeks compensatory and punitive damages, as well as attorney's fees. Defendants' date to respond is set for November 27, 2001, and Defendants' expect to file a demurrer, challenging the legal sufficiency of the allegations.

Insurance company rescission lawsuit:

     On October 5, 2001, the insurance company that provides the Company's primary director and officer liability coverage applicable to the above matters (the 2001 securities litigation and the shareholder derivative lawsuit brought by Charles Medalie) filed a lawsuit in the United States District Court, Central District of California, Western Division (Case No. 01-08657CAS), seeking to rescind the policy on the grounds that there was a misstatement in the policy application that incorporated by reference the Company's financial statements prior to their restatement. The lawsuit has not yet been served on the Company. The Company intends to vigorously defend the lawsuit.

Investigation by the Securities and Exchange Commission:

     In May 2001, the Company announced that it had received notice from the Securities and Exchange Commission (SEC) that the SEC was conducting an informal inquiry into the circumstances that caused the Company to announce that it would be restating earnings for fiscal year 2000 and certain interim quarters of fiscal year 2001. Subsequently, the Company learned that the SEC adopted an order directing a private investigation and designating officers to take testimony. The Company has been and expects to continue cooperating with the SEC in connection with its investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2001 Annual Meeting of Stockholders held on July 20, 2001, the six incumbent directors stood for reelection to a one year term expiring at the fiscal 2002 Annual Meeting. All six of the director nominees were reelected. Following is a summary of the results of voting:

                                                  Votes
                                                Against or
                                   Votes For     Withheld     Unvoted
                                   --------      -------      -------
    Ira Coron                     12,076,080     122,258     1,402,363
    Arthur Hausman                12,063,115     135,223     1,402,363
    Richard Gold                  12,117,685      80,653     1,402,363
    Frank Perna                   12,070,415     127,923     1,402,363
    Thomas Ringer                 12,068,653     129,685     1,402,363
    Fred Sturm                    10,596,219   1,602,119     1,402,363


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    None.

b.  Reports on Form 8-K:

    On June 8, 2001, a Form 8-K was filed which disclosed that Nasdaq's Listing Qualifications Panel had determined to continue the listing of the Company's Common Stock, with a resumption of trading on June 7, 2001.

    On June 12, 2001, a Form 8-K was filed which disclosed that Michael Ferron had advised the Company of his intention to resign as Vice President of Finance, Chief Financial Officer and Corporate Secretary.



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         October 12, 2001                       /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President Finance & CFO
                                               (Principal Financial Officer)