Form 10-Q
period 2001-11-30
CALIFORNIA AMPLIFIER INC
filed 2001-12-21
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      November 30, 2001
                                          -----------------

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


The registrant had 13,614,851 shares of Common Stock outstanding as of December 18, 2001.





                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands except par value amounts)

                                                  November 30,    February 28,
                                                      2001           2001
                                                    --------       --------
                                                  (Unaudited)
                    Assets
Current assets:
  Cash and cash equivalents                         $ 19,812        $  9,778
  Accounts receivable, less allowance
   of $398 and $380, respectively                     15,581          11,382
  Inventories                                         10,547           9,676
  Deferred income taxes                                2,252           2,222
  Prepaid expenses and other current assets              360           1,163
                                                    --------        --------
     Total current assets                             48,552          34,221

Property and equipment, at cost, net of
 accumulated depreciation and amortization             8,419           9,885
Goodwill, net of accumulated amortization              3,354           3,557
Deposits and other assets                                440             458
                                                    --------        --------
                                                    $ 60,765        $ 48,121
                                                    ========        ========

    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $    908        $    644
  Accounts payable                                    11,829           5,103
  Accrued payroll and employee benefits                2,149           1,467
  Other accrued liabilities                            7,106           6,783
                                                    --------        --------
     Total current liabilities                        21,992          13,997
                                                    --------        --------
Long-term debt, net of current portion                 3,889           4,500
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 13,602 and 13,601 shares issued
    and outstanding, respectively                        136             136
  Additional paid-in capital                          25,804          23,975
  Retained earnings                                    9,710           6,212
  Accumulated other comprehensive loss                  (766)           (699)
                                                    --------        --------
     Total stockholders' equity                       34,884          29,624
                                                    --------        --------
                                                    $ 60,765        $ 48,121
                                                    ========        ========

    See accompanying notes to unaudited consolidated financial statements.


                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended       Nine Months Ended
                                      November 30,           November 30,
                                 -------------------     -------------------
                                   2001        2000        2001        2000
                                 -------     -------     -------     -------
Sales                            $32,756     $30,902     $78,212     $92,506
Cost of goods sold                25,210      24,223      59,735      73,881
                                 -------     -------     -------     -------
Gross profit                       7,546       6,679      18,477      18,625
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         2,276       1,435       5,996       4,490
  Selling                            622         692       1,848       2,516
  General and administrative       1,739       1,672       6,857       4,250
                                 -------     -------     -------     -------
Total operating expenses           4,637       3,799      14,701      11,256
                                 -------     -------     -------     -------
Operating income                   2,909       2,880       3,776       7,369

Litigation settlement               (925)        -          (925)        -
Other income (expense), net           (4)        (35)         (3)       (127)
                                 -------     -------     -------     -------
Income from continuing operations
 before income taxes               1,980       2,845       2,848       7,242

Income tax provision                (628)     (1,029)       (940)     (2,627)
                                 -------     -------     -------     -------
Income from continuing operations  1,352       1,816       1,908       4,615

Discontinued operation:
  Income (loss) from discontinued
   operation, net of tax             -            34         (25)        194
  Gain on sale of discontinued
   operation, net of tax             -           -         1,615         -
                                 -------     -------     -------     -------
Total discontinued operation         -            34       1,590         194
                                 -------     -------     -------     -------
Net income                       $ 1,352     $ 1,850     $ 3,498     $ 4,809
                                 =======     =======     =======     =======

Basic earnings per share:
  Continuing operations          $  0.10     $  0.14     $  0.14     $  0.35
  Discontinued operation             -           -          0.12        0.01
                                 -------     -------     -------     -------
                                 $  0.10     $  0.14     $  0.26     $  0.36
                                 =======     =======     =======     =======
Diluted earnings per share:
  Continuing operations          $  0.10     $  0.13     $  0.14     $  0.33
  Discontinued operation             -           -          0.11        0.01
                                 -------     -------     -------     -------
                                 $  0.10     $  0.13     $  0.25     $  0.34
                                 =======     =======     =======     =======
Shares used in per share
 calculations:
   Basic                          13,602      13,549      13,601      13,279
   Diluted                        13,906      14,298      13,955      14,237


   See accompanying notes to unaudited consolidated financial statements.


                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)

                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                        2001          2000
                                                       -------       -------
Cash flows from operating activities:
  Net income                                           $ 3,498       $ 4,809
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for doubtful accounts                      1,312           (35)
    Depreciation and amortization                        2,800         2,594
    Deferred income taxes                                  884         2,342
    Gain on sale of discontinued operation              (1,615)          -
    Change in operating assets and liabilities:
      Increase in accounts receivable                   (5,511)         (496)
      Increase in inventories                             (871)       (4,076)
      (Increase) decrease in prepaid expenses
        and other current assets                            96          (140)
      Increase (decrease) in accounts payable            6,726          (921)
      Increase (decrease) in accrued payroll and
        other accrued liabilities                        1,005        (3,231)
      Other, net                                            46           425
                                                       -------       -------
Net cash provided by operating activities                8,370         1,271
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (1,173)       (3,185)
  Net proceeds from sale of discontinued operation       3,231           -
  Proceeds from sale of property and equipment              14           -
                                                       -------       -------
Net cash provided by (used in) investing activities      2,072        (3,185)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                             -           5,000
  Repayments of long-term debt                            (347)       (2,697)
  Proceeds from exercise of stock options                    6         1,870
                                                       -------       -------
Net cash provided by (used in) financing activities       (341)        4,173
                                                       -------       -------
Effect of exchange rate changes on cash                    (67)            3
                                                       -------       -------
Increase in cash and cash equivalents                   10,034         2,262
Cash and cash equivalents at beginning of period         9,778         2,451
                                                       -------       -------
Cash and cash equivalents at end of period             $19,812       $ 4,713
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   248       $   308
  Income taxes paid                                    $   282       $   124

Non-cash activities:
  Conversion of debt to common stock                       -         $ 2,231
  Issuance of common stock to reduce accrued liability               $ 2,166
  Reduction of deferred tax asset valuation
   allowance and increase in additional paid-in
   capital for tax benefits arising from exercise
   of non-qualified stock options in prior years       $ 1,823           -

    See accompanying notes to unaudited consolidated financial statements.


                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended November 30, 2001


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave telecommunications equipment used in the reception of video transmitted from satellites and wireless terrestrial transmission sites, and two-way wireless transceivers used in emerging fixed broadband wireless access markets for high speed internet and voice applications.

     As further described in Note 2, in July 2001 the Company sold its 51% interest in Micro Pulse, Inc. ("Micro Pulse"). The results of operations of Micro Pulse, which represented a separate segment of the Company's business, are shown as a discontinued operation in the accompanying unaudited consolidated statements of income.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2001 and its results of operations and cash flows for the three and nine months ended November 30, 2001 and 2000. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2001 fell on March 3, 2001. The actual interim periods ended on December 1, 2001 and November 25, 2000. In the accompanying consolidated financial statements, the 2001 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

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

                                      Three months ended   Nine months ended
                                          November 30,        November 30,
                                       ----------------     ----------------
                                        2001       2000      2001      2000
                                       ------     ------    ------    ------
  Sales                                $  -       $1,831     $2,556   $5,992
                                       ======     ======     ======   ======
  Operating income (loss)              $  -       $   94     $ (105)  $  583
                                       ======     ======     ======   ======
  Income (loss) from discontinued
   operation, net of tax               $  -       $   34     $  (25)  $  194
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
                                                 =======

Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

                                   November 30,   February 28,
                                       2001           2001
                                      ------         ------
  Raw materials and subassemblies    $ 7,227         $6,824
  Finished goods                       3,320          2,852
                                      ------         ------
                                     $10,547         $9,676
                                      ======          =====



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

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is not antidilutive, of the Company's outstanding employee stock options. The following is a summary of the calculation of basic and diluted earnings per share (in thousands):

                                     Three months ended    Nine months ended
                                        November 30,           November 30,
                                      ----------------      ----------------
                                       2001      2000        2001      2000
                                      ------    ------      ------    ------
Weighted average shares:
  Weighted average number of
   common shares outstanding (Basic)  13,602    13,549      13,601    13,279

  Effect of dilutive securities:
    Stock options                        182       621         232       708
    Shares issuable for legal
     settlement                          122       128         122       144
    Convertible debt                      -         -           -        106
                                      ------    ------      ------    ------
     Diluted weighted average number
      of common shares outstanding    13,906    14,298      13,955    14,237
                                      ======    ======      ======    ======

     Options to purchase approximately 1,320,000 shares of Common Stock at prices ranging from $4.52 to $50.56 were outstanding at November 30, 2001, but were not included in the computation of diluted earnings per share for the three and nine months then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive.


Note 5 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 30, 2001 and 2000 (in thousands):

                                     Three months ended    Nine months ended
                                        November 30,           November 30,
                                      ----------------      ----------------
                                       2001      2000        2001      2000
                                      ------    ------      ------    ------
 Net income                           $1,352    $1,850      $3,498    $4,809

 Foreign currency translation
  adjustments                             62       -           (67)        3
                                      ------    ------      ------    ------
 Comprehensive income                 $1,414    $1,850      $3,431    $4,812
                                      ======    ======      ======    ======


Note 6 - CONCENTRATION OF RISK

     A significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers, as summarized below.

     Sales to significant customers as a percent of consolidated sales are as follows:

                          Three months ended     Nine months ended
                             November 30,           November 30,
                           ----------------      ----------------
             Customer       2001      2000        2001      2000
             --------      ------    ------      ------    ------
                A           24.9%     18.0%       30.4%     25.1%
                B           29.5%     23.4%       21.2%     23.8%
                C           15.7%      8.3%       16.6%      7.0%
                D           10.2%     12.9%       13.1%      7.2%

     Accounts receivable from significant customers as a percent of consolidated net accounts receivable are as follows:

                             November 30,     February 28,
                                 2001             2001
                                ------           ------
                A                34.9%            19.5%
                B                29.1%            10.1%
                C                11.6%            22.4%
                D                 4.8%            20.9%
                E                  -              10.2%

      Customers A, B and D are Satellite customers, while C and E are Wireless Access customers.


Note 7 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three and nine months ended November 30, 2001 and 2000 is as follows (in thousands):

Three months ended November 30, 2001:
                                             Wireless     General
                                 Satellite    Access     Corporate    Total
                                 --------    --------    --------    -------
 Sales                            $26,120     $ 6,636                $32,756
 Gross profit                     $ 5,846     $ 1,700                $ 7,546
 Gross margin                        22.4%       25.6%                  23.0%
 Income (loss) from continuing
  operations before income taxes  $ 4,608     $    39    $(2,667)    $ 1,980


Three months ended November 30, 2000:
                                             Wireless     General
                                 Satellite    Access     Corporate    Total
                                 --------    --------    --------    -------
 Sales                            $20,739     $10,163                $30,902
 Gross profit                     $ 3,127     $ 3,552                $ 6,679
 Gross margin                        15.1%       35.0%                  21.6%
 Income (loss) from continuing
  operations before income taxes  $ 2,174     $ 2,378    $(1,707)    $ 2,845


Nine months ended November 30, 2001:
                                             Wireless     General
                                 Satellite    Access     Corporate    Total
                                 --------    --------    --------    -------
 Sales                            $59,135     $19,077                $78,212
 Gross profit                     $12,088     $ 6,389                $18,477
 Gross margin                        20.4%       33.5%                  23.6%
 Income (loss) from continuing
  operations before income taxes  $ 9,044     $   426    $(6,622)    $ 2,848


Nine months ended November 30, 2000:
                                             Wireless     General
                                 Satellite    Access     Corporate    Total
                                 --------    --------    --------    -------
 Sales                            $69,557     $22,949                $92,506
 Gross profit                     $10,723     $ 7,902                $18,625
 Gross margin                        15.4%       34.4%                  20.1%
 Income (loss) from continuing
  operations before income taxes  $ 7,575     $ 4,043    $(4,376)    $ 7,242

     Gross profit for the Wireless Access segment for the three and nine months ended November 30, 2001 reflects a $478,000 charge to reserve for outstanding raw materials purchase commitments associated with a cancelled customer program. Also, income (loss) from continuing operations before income taxes for the Wireless Access segment for the nine months ended November 30, 2001 reflects a $1,162,000 write-off of an uncollectable account receivable.


Note 8 - LEGAL MATTERS

2001 securities litigation and shareholder derivative lawsuit:

     Following the announcement by the Company on March 29, 2001 of the resignation of its controller and the possible overstatement of net income for the fiscal year ended February 28, 2000 and the subsequent restatement of the Company's financial statements for fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain officers were named as defendants in twenty putative actions in Federal Court. Caption information for each of the lawsuits is set forth in Item 3 of the Company's Form 10-K for the fiscal year ended February 28, 2001. The twenty actions were consolidated into a single action pursuant to stipulation of the parties, and lead plaintiffs' counsel was appointed.

    In July 2001, all of the current directors of the Company were named as defendants in the above-entitled shareholder derivative lawsuit filed in Los Angeles Superior Court. The Company was named as a nominal defendant. The Complaint alleged claims against the directors for breach of fiduciary duty, abuse of control and gross mismanagement, arising out of the Company's recent restatement of earnings for fiscal year 2000 and portions of fiscal year 2001.

     In October 2001, the insurance company that provides the Company's primary director and officer liability coverage applicable to the above matters filed a lawsuit seeking to rescind the policy on the grounds that there was a misstatement in the policy application that incorporated by reference the Company's financial statements prior to their restatement.

     In December 2001, the parties reached an agreement to settle both the class action litigation and the shareholder derivative lawsuit for the aggregate sum of $1.5 million, subject to final court approval. Of this amount, $575,000 will be paid by the Company's primary directors and officers liability insurance carrier and the remaining $925,000 will be paid by the Company. The insurance company also agreed to withdraw its policy rescission lawsuit. At the Company's option, up to $500,000 of its portion of the settlement may be paid in the form of Common Stock. The Company has accrued its $925,000 share of the settlement in the accompanying consolidated financial statements for the quarter ended November 30, 2001.

Other legal matters:

     See Item 1 of Part II captioned "Legal Proceedings", included elsewhere herein, for a description of other pending legal matters.


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

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121.
SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     Sales

     Total sales for the three months ended November 30, 2001 were $32,756,000, compared to $30,902,000 for the same period in the previous fiscal year. Sales of Satellite products increased $5,381,000, or 26%, from $20,739,000 to $26,120,000. Sales of Wireless Access products decreased $3,527,000, or 35%, from $10,163,000 to $6,636,000.

     Total sales for the nine months ended November 30, 2001 decreased by $14,294,000 from $92,506,000 to $78,212,000. Sales of Satellite products decreased $10,422,000, or 15%, from $69,557,000 to $59,135,000.  Sales of
Wireless Access products decreased $3,872,000, or 17%, from $22,949,000 to $19,077,000.

     Sales of the Satellite segment for the nine months ended November 30, 2001 declined from the sales level in the comparable period of last year primarily because system operators maintained higher ordering patterns in the first half of last fiscal year in an effort to avoid product shortages in the event electronic components supply disruptions affected manufacturers' production. This led to order cutbacks by the system operators in the third quarter of last fiscal year in order to work down their high inventory levels. The increase in Satellite segment sales in the fiscal 2002 third quarter compared to the prior year is primarily due to the impact of the order cutbacks on last year's third quarter sales.

     The decline in sales of Wireless Access products is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of second generation non-line of sight products. In the near-term future the Company expects its Wireless Access sales to decline further. The Company does not anticipate that this downward trend will reverse until the development of second generation non-line of sight two-way transceiver products is completed, and until wireless access service providers resume the expansion of their subscriber bases.


     Gross Profit and Gross Margins

     Gross profit for the three months ended November 30, 2001 was $7,546,000, up 13% from $6,679,000 for the comparable period of the prior year. Consolidated gross margin increased from 21.6% to 23.0%.

     Gross profit for the nine months ended November 30, 2001 declined slightly to $18,477,000 from $18,625,000 in the first nine months of last year. Consolidated gross margin improved from 20.1% last year to 23.6% in the first nine months of this year. The increase in consolidated gross margin is attributable to higher gross margins for Satellite products.

     Gross margins for Satellite products improved to 22.4% and 20.4%, respectively, in the three and nine months ended November 30, 2001, from 15.1% and 15.4%, respectively, in the third quarter and first nine months of last fiscal year. Satellite gross margins improved primarily because the Company completed the consolidation of its manufacturing operations in February 2001, resulting in reduced manufacturing costs, and because last year was adversely impacted by electronic component shortages that caused production inefficiencies.

     Gross margins for Wireless Access products declined to 25.6% and 33.5%, respectively, in the three and nine months ended November 30, 2001, from 35.0% and 34.4%, respectively, in the third quarter and first nine months of last fiscal year. Wireless Access gross margins have declined principally due to the decline in sales as discussed above.

     See also Note 7 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.


     Operating Expenses

     Research and development expense increased by $841,000 from $1,435,000 in the third quarter of last year to $2,276,000 in the latest quarter. For the nine month year-to-date periods, research and development expense increased $1,506,000 from $4,490,000 last year to $5,996,000 this year. Investment in R&D has been increased in an effort to improve the Company's market position in both of its business segments. Increased R&D spending is primarily in the form of additional engineering and design personnel, higher salaries to remain competitive with industry compensation trends, and higher material costs relating to new product design.

     Selling expense decreased by 10% from $692,000 in the three months ended November 30, 2000 to $622,000 in the three months ended November 30, 2001. For the nine month periods, selling expense decreased 27% from $2,516,000 last year to $1,848,000 this year. These declines are attributable primarily to decreases in discretionary marketing spending.

     General and administrative expense of $1,739,000 in the latest quarter increased 4% over last year's third quarter. For the nine month periods, general and administrative expense increased by $2,607,000 to $6,857,000 in fiscal 2002 from $4,250,000 in fiscal 2001. This increase was due primarily to expenses of $950,000 incurred in the fiscal 2002 first quarter in connection with the restatement of the Company's fiscal 2000 and fiscal 2001 interim financial statements, and to a $1,162,000 write-off of an uncollectable accounts receivable balance from a Wireless Access customer in the fiscal 2002 second quarter.


     Litigation Settlement

     The nonoperating expense captioned "Litigation settlement" in the amount of $925,000 for the three and nine months ended November 30, 2001 represents an accrued settlement as described further in Note 8 to the accompanying financial statements.


     Income from Continuing Operations Before Income Taxes

     Income from continuing operations before income taxes in the third quarter of fiscal 2002 was $1,980,000 compared to $2,845,000 in the third quarter of fiscal 2001. This decrease is primarily attributable to the $925,000 litigation settlement expense discussed above. For the nine month periods, income from continuing operations before income taxes decreased from $7,242,000 last year to $2,848,000 this year due to the $1,506,000 increase in research and development expense, the $2,607,000 increase in general and administrative expense, and to the $925,000 litigation settlement expense.


     Income Tax Provision

     The provisions for income taxes in the three and nine months ended November 30, 2001 are based upon effective tax rates of 32% and 33%, respectively. These rates are less than the effective tax rate of 36% used during fiscal 2001 because of the estimated tax benefit in fiscal 2002 associated with the new "Extraterritorial Income Exclusion" federal income tax regulations.

	During the three and nine month periods ended November 30, 2001, the Company recognized income tax benefits of $751,000 and $1,823,000, respectively, associated with tax deductions on non-qualified employee stock options which were exercised prior to fiscal 2002. These tax benefits were recognized by reducing the deferred tax asset valuation allowance in the aggregate amount of $1,823,000, with a corresponding increase in additional paid-in capital. The deferred tax asset valuation allowance was established in prior fiscal years because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred tax assets would be realized in the future. Income from continuing operations in the first nine months of fiscal 2002 and the gain generated on the sale of the Company's ownership interest in Micro Pulse during the fiscal 2002 second quarter indicated that it was likely that the Company would generate sufficient taxable income for the year as a whole to utilize the $1,823,000, and accordingly the deferred tax asset valuation allowance was reduced.


     Discontinued Operation

     As described further in Note 2 to the accompanying unaudited consolidated financial statements, the Company sold its 51% ownership interest in Micro Pulse during the second quarter of fiscal 2002. A gain of $1,615,000 net of tax was recognized on this transaction.


     Net Income

     Net income, for reasons outlined above, decreased by $498,000 to $1,352,000 in the fiscal 2002 third quarter from $1,850,000 in the comparable prior year period. For the first nine months of fiscal 2002, net income decreased $1,311,000 to $3,498,000 from $4,809,000 in the first nine months of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $19,812,000 at November 30, 2001, and its $8 million working capital line of credit with a bank. During the nine months ended November 30, 2001, cash and cash equivalents increased by $10,034,000. This increase consisted of cash provided by operating activities of $8,370,000 and net proceeds from the sale of discontinued operations of $3,231,000, partially offset by capital expenditures of $1,173,000, debt repayments of $347,000, and other activity with a net cash outflow impact of $47,000.

     Components of operating working capital decreased by $1,445,000 during the first nine months of fiscal 2002, comprised of a $96,000 decrease in prepaid expenses and other current assets, a $6,726,000 increase in accounts payable and a $1,005,000 increase in accrued payroll and other accrued liabilities, partially offset by a $5,511,000 increase in accounts receivable and a $871,000 increase in inventories.

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


SAFE HARBOR STATEMENT

     Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, timing and market acceptance of new product introductions, new technologies, litigation and related matters and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission ("SEC"), copies of which may be obtained from the Company upon request, or directly from the SEC's website at http://www.sec.gov/. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                     PART II.  OTHER INFORMATION


ITEM 1.	 LEGAL PROCEEDINGS

Yourish class action and RLI Insurance Company litigation:

     On March 29, 2000 the Company and the individual defendants (present and former officers and directors of the Company) reached a settlement in the matter entitled Yourish v. California Amplifier, Inc., et al., Case
No. CIV 173569 shortly after trial commenced in the Superior Court for the State of California, County of Ventura. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement of approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 28, 2000. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice. As of February 28, 2001, the Company had issued 65,625 of the 187,500 shares and paid $2.5 million of the $3.5 million with one of its insurance carriers paying the remaining $1.0 million. As of November 30, 2001, $4.8 million was accrued in the consolidated financial statements primarily related to the remaining 121,875 shares still to be issued under the settlement agreement. Pursuant to the terms of the settlement, the Company must wait for instructions from plaintiffs' counsel before issuing the remaining stock under the settlement.

     In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors have filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section
533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order on granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000. The matter was fully briefed and argued before the Court of Appeals on September 12, 2001. On December 4, 2001, the Court of Appeals upheld the decision of the lower court in favor of the insurance carrier. The Company currently intends to file a petition for review with the California Supreme Court in early January 2002.

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

2001 securities litigation and shareholder derivative lawsuit:

     See Note 8 to the accompanying consolidated financial statements for a description of litigation arising in 2001 for which a settlement agreement was reached in December 2001.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    None.


b.  Reports on Form 8-K:

    On September 6, 2001, a Form 8-K was filed which disclosed certain amendments to the Company's stockholder rights plan.




                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         December 21, 2001                       /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President Finance & CFO
                                               (Principal Financial Officer)

15