Form 10-K
period 2002-02-28
CALIFORNIA AMPLIFIER INC
filed 2002-05-31
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                    FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002

                        COMMISSION FILE NUMBER:   0-12182
                                                ___________

                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                          95-3647070
______________________________                          __________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


460 CALLE SAN PABLO, CAMARILLO, CALIFORNIA                      93012
_________________________________________               __________________
 (Address of principal executive offices)                       (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 987-9000
                                                            ________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE
___________________                                      __________________

       None                                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           $.01 PAR VALUE COMMON STOCK
                           ___________________________
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of May 22, 2002 was approximately $98,481,000.

     There were 14,597,437 shares of the Company's Common Stock outstanding as of May 22, 2002.
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 18, 2002 are incorporated by reference into Part III, Items 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     California Amplifier, Inc. (the "Company") is engaged in the design, manufacture and marketing of a broad line of integrated microwave fixed point reception and transmission products used primarily in satellite television and terrestrial broadband applications. The Company's Satellite Products business unit designs and markets reception components for the worldwide Direct Broadcast Satellite ("DBS") television market as well as a full line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission fixed wireless solutions for video, voice, data, telephony and networking applications. California Amplifier is an ISO 9001 certified company.

     In July 2001, the Company sold its 51% interest in Micro Pulse, Inc. ("Micro Pulse"). Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in GPS applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation for all periods presented in the accompanying consolidated statements of operations.

     The Company was incorporated in California in 1981 and was reincorporated in Delaware in 1987.

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

     The satellite dish is a parabolic reflector antenna. Microwave signals transmitted primarily in Ku-band or C-band for video and data transmission are transmitted from orbiting satellites toward the earth's surface. The dish reflects the microwaves back to a focal point where a feedhorn collects the microwaves transferring the signals into an amplifier/downconverter. The microwave amplifier amplifies the microwave signal millions of times for further processing. The downconverter changes the frequency into an intermediate frequency so that the receiver and television can process the signal and create a picture.

     Since the early 1980s the Company has been a leading supplier of C-band downconverters and amplifiers to the "large backyard dish" markets worldwide, primarily the United States in the 1980s and 1990s, and Brazil and the Middle East in the mid 1990s. In April 1999, the Company purchased substantially all of the satellite television products business from Gardiner Communications Corp. This acquisition allowed the Company immediate entry into the U.S. Ku-band DBS mainstream consumer market, and provided the Company with the opportunity to service certain satellite markets in Europe, and Asia, both of which position the Company to be a more significant supplier to key markets around the world.

     In fiscal year 2002, substantially all of the Company's satellite product sales were Ku-DBS products, while sales of C-band satellite products were negligible. The Company believes Ku-band DBS products will continue to dominate its satellite product sales as the Company focuses on the DBS market opportunities in the United States, Europe, Latin America and Asia.

     WIRELESS ACCESS PRODUCTS

     The Company's legacy Wireless Access products relate primarily to microwave downconverter/amplifier reception products and broadband scrambling products for wireless cable video reception. The downconverter/amplifier products are similar in function to the Company's satellite products, except that the microwave programming is transmitted from a terrestrial tower instead of a satellite. Two years ago, the Company's product focus shifted to transceiver products, and more recently to the development of integrated modem-transceiver products located at customer premises, for use in "last-mile" wireless access to homes and businesses. The market and product background is outlined below.

     Wireless Cable Video

     Wireless Cable television operates similarly to coaxial cable television transmission. The key difference is that Wireless Cable uses a microwave frequency band (Multichannel Multipoint Distribution System, or MMDS) to transmit programming from a headend site to homes within a local service area. The signal can generally be received by subscribers within a 25 to 40 mile omni-directional radius of the transmission tower; however, the subscriber must have a direct line-of-sight or "view" between the transmission tower and the receive antenna at the home. Typically, 55% to 80% of the homes within a service area are able to receive these wireless signals, with the remainder shadowed from the transmitter. The percentage of line-of-sight homes is affected by the tower elevation, local topology and the height of the subscriber's antenna.

     In 1995, the Wireless Cable industry in the United States generated a great deal of interest in Tele-TV, a consortium comprised of Bell Atlantic, NYNEX and Pacific Telesis, which announced its intention to deliver digitally compressed video to customers using Wireless Cable technology. In late 1996, the Tele-TV consortium announced that certain members had changed their strategic emphasis and were not going forward with their Wireless Cable plans. That same year, BellSouth announced its plan to use digital Wireless Cable technology to deliver video services in the southeastern region of the United States, and launched video programming services in Atlanta, New Orleans, Orlando, Daytona Beach, and Jacksonville. In 2000, BellSouth re-evaluated its video programming delivery service, and converted a portion of its subscriber base to wired cable service. The remainder of its wireless cable television subscriber base was sold to a DBS satellite operator to deliver video services, allowing BellSouth to utilize its MMDS spectrum for other applications. Smaller service providers such as Nucentrix have also followed this model by selling their subscriber base to DBS satellite operators, in order to free up their spectrum for alternate uses. Currently, the domestic Wireless Cable video market is small and shrinking.

     Internationally, the Wireless Cable industry has also been declining. Increasing worldwide demand for multichannel television programming has been offset by constraints on capital available to the Wireless Cable service providers and increased competition from alternate distribution means, such as satellite and cable. It is expected that an increasing number of operators/MMDS spectrum owners may re-assess their video strategy and focus on broadband Internet and telephony services, as described below.

    Broadband Wireless Products

    Terrestrial Wireless Cable operators own significant wireless spectrum in the 2.5 to 2.7 gigahertz range. Additionally, a number of countries have recently licensed spectrum in the 3.4 to 3.6 GHz range for wireless communications. As worldwide markets move toward wireless communications, these spectrum holders have considered using a portion or all of this spectrum for broadband data applications, such as high speed Internet access.

     By deploying two-way wireless technology, operators can offer a high-speed data service alternative to bridge the critical "last mile" between networks and customers. There are key distinctions between broadband wireless access and the two most prevalent traditional high-speed pipelines, cable and digital subscriber line (DSL), typically provided by local cable or telephone companies. Wireless allows rapid deployment of broadband services with relatively low build-out costs and it extends high-speed access to rural and suburban markets that are not served or are underserved by cable or DSL. Essentially, operators will establish two-way transmissions to and from base stations and homes, and businesses, operating in many instances like cellular and PCS systems. The Company currently provides outdoor transceivers, which the system operator installs on the subscriber's home or business rooftop. These transceivers interface to an indoor modem which is connected to PCs or local area networks, and send and receive data to/from the base stations to provide access to the Internet. The network management system manages and controls the traffic transmitted over the broadband wireless system, allowing many users to share the available bandwidth.

     Beginning in March 1999, MCI WorldCom and Sprint began making debt and equity investments in many of the U.S. MMDS multi-system operators, essentially acquiring over 60% of the MMDS spectrum in major cities throughout the United States. In conjunction with these acquisitions, the companies announced their intention to initiate a broad-based roll-out of fixed wireless broadband services to consumers in approximately 100 U.S. cities by the end of 2001 using technology that required line-of-sight between the base station tower and subscriber antenna. As of September 2001, Sprint was operating in 13 cities, and as of May 2002 MCI WorldCom was operating in 14 cities. In late 2001, Sprint announced that it had suspended its previous roll-out strategies using line-of-sight technology, and was awaiting the availability of next generation broadband non-line-of-sight technologies before finalizing its deployment strategies. MCI WorldCom has continued its service roll-out to small and medium sized businesses in already launched markets, but plans to launch additional markets only when suitable next generation technology is available.

Following MCI WorldCom's lead, a number of international spectrum holders launched two way services to small and medium sized businesses using line-of-sight technologies. These spectrum holders continue to roll out service to businesses.

     In December 2001, the Company announced a licensing agreement that provides access to non-line-of-sight broadband modem technology and allows the Company to develop integrated customer premise equipment that interoperates with base stations from Navini Networks ("Navini"). Sprint and Navini have announced technology trials that Company management believes are initially yielding promising results. In addition to Sprint, a number of other wireless spectrum holders are running field trials of Navini technology in anticipation of launching broadband wireless data networks. However, there can be no assurances that the Company's development efforts or these trials will be successful.

     For additional information regarding the Company's sales by segment and geographical area, see Note 13 of Notes to Consolidated Financial Statements.

MANUFACTURING
     The Company currently manufactures and assembles its products in Camarillo, California and under a subcontract arrangement in China. In fiscal years 2000 and 2001, the Company also manufactured and assembled satellite DBS products in Garland, Texas. At the end of fiscal 2001, the Company's domestic manufacturing operations were consolidated in Camarillo, California.

     Manufacturing operations consist of assembly of printed circuit boards and components utilizing surface mount technology automated assembly equipment. All printed circuit assemblies are then hand assembled into various aluminum and plastic housings, in-line tested, and subjected to additional tests on a sampled basis to ensure functional reliability.

     Electronic devices, components and made-to-order assemblies used in the Company's products are generally obtained from a number of suppliers, although certain components are obtained from sole source suppliers. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company attempts to operate without substantial levels of raw materials by depending on certain key suppliers to provide material on a "just-in-time" basis. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company's operations.

ISO 9001 INTERNATIONAL CERTIFICATION
     In August 1995, the Company became registered to ISO 9001, the international standard for conformance to quality excellence in meeting market needs in all areas including product design, manufacturing, quality assurance and marketing. The registration assessment was performed by Underwriter's Laboratory, Inc., according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in March 2002.

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

     Research and development expenses in fiscal years 2002, 2001 and 2000 were $7,583,000, $6,120,000 and $4,685,000, respectively. Given the rapid pace of technological change involving its products, management anticipates that the Company's research and development expenses will continue to increase in the future in order to maintain the Company's a competitive position in the markets that it serves.

SALES AND MARKETING
     The Company sells its Satellite products primarily to DBS operators and to manufacturers for incorporation into complete satellite dish systems. A small portion of Satellite product sales are made to satellite equipment distributors. The Company sells its Wireless Access products directly to system operators as well as through distributors and system integrators.

     The Company's sales and marketing functions for both business units are centralized at its corporate headquarters in Camarillo, California. In addition, the Company has sales offices and personnel in Paris, France and Sao Paulo, Brazil. The Company may add additional sales offices and employees as market conditions warrant, in market areas that require additional sales and customer support not adequately served by a major distributor or reseller.

     See also Note 13 of Notes to Consolidated Financial Statements for segment and geographical sales information.

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

     The Company believes that competition in its markets is based primarily on price, performance, reputation, product reliability and technical support. In the terrestrial Wireless Access market, the Company has supplier relationships with major operators in various regions of the world, and believes that its pricing, accompanied by product performance, reliability, low field failure rate, and its ongoing technical support, are currently competitive advantages to the Company. In the Satellite television market, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. Its acquisition of rights to U.S. DBS products in 1999 allowed the Company immediate entry into the U.S. DBS market where it believes it now maintains a leadership position.

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

INTELLECTUAL PROPERTY
     The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     The Company currently has 19 patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. In addition to its awarded patents, the Company currently has 10 patent applications pending.

     California Amplifier(R) and MultiCipher(R) are federally registered trademarks of the Company.

EMPLOYEES
     At February 28, 2002, the Company had 276 employees. None of the Company's employees are represented by a labor union. In addition, the Company contracts with an independent temporary agency to provide certain of its production personnel at its manufacturing facilities in Camarillo, California; the Company employs none of the personnel provided through the agency. At February 28, 2002, the number of contracted production personnel was approximately 160.


ITEM 2.  PROPERTIES

     The Company's corporate headquarters and its primary manufacturing operations are located in two adjacent facilities in Camarillo, California (approximately 60 miles north of Los Angeles) totaling approximately 90,000 square feet. The leases on both facilities expire in February 2004. Neither of these leases contain renewal options. The Company is currently evaluating its facility alternatives and has not yet reached a decision on whether to seek an extension of one or both of the existing leases, or to pursue a new lease on different facilities. The Company also has sales offices France and Brazil, and product design centers in Dallas, Texas and Chanhassen, Minnesota.

     Subsequent to fiscal 2002, as part of the acquisition of the assets and business of Kaul-Tronics, Inc. and two affiliated companies, the Company acquired three facilities in Wisconsin. See Note 15 to the accompanying consolidated financial statements.


ITEM 3.  LEGAL PROCEEDINGS

Yourish class action and RLI Insurance Company litigation:

     On March 29, 2000 the Company and the individual defendants (present and former officers and directors of the Company) reached a settlement in the matter entitled Yourish v. California Amplifier, Inc., et al., Case
No. CIV 173569 shortly after trial commenced in the Superior Court for the State of California, County of Ventura. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement valued at approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 28, 2000, and the remaining $1.5 million was expected to be funded by the Company's director and officer liability insurance carriers. The common stock portion of the settlement was originally accrued at $7.5 million, or $40 per share, which share price was based on the trading range of the Company's common stock at the time the settlement agreement was reached. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice.

     Upon approval of the settlement agreement by the court, in September 2000 the Company issued 65,625 of the 187,500 shares of common stock and paid $2.5 million of the $3.5 million cash portion of the settlement. T.I.G. Insurance Company ("T.I.G."), one of the Company's liability insurance carriers, paid the remaining $1 million.

     The fair value of the Company's common stock on September 14, 2000, the date the settlement agreement was approved by the court, was $33.063 per share. Accordingly, at that time the Company reduced its litigation accrual by $1.3 million to revalue the common stock portion of the settlement at $33.063 per share instead of $40 per share. Also in September 2000, the Company accrued $500,000 for additional legal expenses associated with this litigation which had not been previously accrued, and accrued $800,000 for a refund contingently payable to T.I.G., which had contributed $1 million to the settlement under a reservation of rights.

     In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section
533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000. The matter was fully briefed and argued before the Court of Appeals on September 12, 2001. On December 4, 2001, the Court of Appeals upheld the decision of the lower court in favor of the insurance carrier. The Company filed a petition for review with the California Supreme Court in January 2002, but the petition for review was denied by the State Supreme Court.

     In March 2002, T.I.G. notified the Company that it intends to seek a refund of its $1 million settlement contribution made under a reservation of rights, based on the adverse outcome of the Company's action against RLI Insurance Company. As discussed above, the Company had previously accrued a reserve of $800,000 for the refund contingently payable to T.I.G. Consequently, at February 28, 2002 the Company accrued an additional $200,000 for the contingent refund payable to T.I.G.

     The Company's consolidated balance sheet at February 28, 2002 includes an accrued liability of $5.0 million related to the Yourish settlement, which amount represents the remaining 121,875 shares still to be issued, valued at $33.063 per share, and the $1 million reserved for the contingent refund payable to T.I.G. Pursuant to the terms of the court-approved settlement, the Company must wait for instructions from plaintiffs' counsel before issuing the remaining shares of common stock under the settlement.

2001 securities litigation and shareholder derivative lawsuit:

     Following the announcement by the Company on March 29, 2001 of the resignation of its controller and the possible overstatement of net income for the fiscal year ended February 28, 2000 and the subsequent restatement of the Company's financial statements for fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain officers were named as defendants in twenty putative actions in Federal Court. Caption information for each of the lawsuits is set forth in Item 3 of the Company's Form 10-K for the fiscal year ended February 28, 2001. On June 18, 2001, the twenty actions were consolidated into a single action pursuant to stipulation of the parties, and lead plaintiffs' counsel was appointed.

    In July 2001, all of the current directors of the Company were named as defendants in the above-entitled shareholder derivative lawsuit filed in Los Angeles Superior Court. The Company was named as a nominal defendant. The complaint alleged claims against the directors for breach of fiduciary duty, abuse of control and gross mismanagement, arising out of the Company's restatement of earnings for fiscal year 2000 and portions of fiscal year 2001.

     In October 2001, the insurance company that provides the Company's primary director and officer liability coverage applicable to the above matters filed a lawsuit seeking to rescind the policy on the grounds that there was a misstatement in the policy application that incorporated by reference the Company's financial statements prior to their restatement.

     In December 2001, the parties reached an agreement to settle both the class action litigation and the shareholder derivative lawsuit for the aggregate sum of $1.5 million, subject to final court approval. Of this amount, the Company's primary directors and officers liability insurance carrier agreed to contribute $575,000 toward the settlement, which amount was paid in December 2001, and agreed to withdraw its policy rescission
lawsuit.   The Company has accrued its $925,000 share of the settlement in the accompanying consolidated financial statements for the year ended February 28, 2002. Of this amount, $425,000 was paid by the Company in December 2001, and the remaining $500,000 is to be paid once the court approves the settlement. At the Company's option, this final settlement installment of $500,000 may be paid in the form of cash or Common Stock.
The Stipulation of Settlement seeking preliminary Court approval of the settlement by the Court was filed in May 2002. Once preliminary approval is obtained, plaintiff's counsel will send notice to the class and obtain a hearing date for final approval of the settlement agreement. The Company expects this process to be completed over the next several months.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended February 28, 2002, no matters were submitted to a vote of the Company's security holders.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAMP". The following table sets forth for each fiscal period indicating the high and low sale prices for the Company's Common Stock, as reported by Nasdaq:

                                                 LOW            HIGH

         Fiscal Year Ended February 28, 2002:
         1st Quarter                            $ 5.03          $ 7.25
         2nd Quarter                              3.50            8.50
         3rd Quarter                              3.55            5.72
         4th Quarter                              4.30            7.49

         Fiscal Year Ended February 28, 2001:
         1st Quarter                            $14.50          $49.75
         2nd Quarter                             19.25           63.00
         3rd Quarter                             15.50           45.88
         4th Quarter                              5.44           19.44



     At May 22, 2002 the number of stockholders of record of the Company's Common Stock was 254. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 11,000.

     The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended February 28, 1998 through 2002 set forth below are derived from the audited consolidated financial statements and notes thereto. The consolidated balance sheets as of February 28, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income
(loss) and cash flows for each of the years in the three-year period ended February 28, 2002, appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                    CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                           FIVE-YEAR FINANCIAL SUMMARY
                     (In thousands except per share amounts)

                                            Year ended February 28,
                                ---------------------------------------------
OPERATING DATA                    2002      2001     2000     1999     1998
                                --------  --------  -------  -------  -------
Sales                           $100,715  $117,129  $79,429  $33,248  $41,229
Cost of goods sold                77,834    93,776   64,296   24,034   33,087
                                --------  --------  -------  -------  -------
Gross profit                      22,881    23,353   15,133    9,214    8,142
                                --------  --------  -------  -------  -------
Operating expenses:
  Research and development         7,583     6,120    4,685    3,949    3,946
  Selling                          2,299     3,255    4,254    3,858    4,601
  General and administrative       7,740     5,869    4,850    3,429    4,033
                                --------  --------  -------  -------  -------
Total operating expenses          17,622    15,244   13,789   11,236   12,580
                                --------  --------  -------  -------  -------
Operating income (loss)            5,259     8,109    1,344   (2,022)  (4,438)
                                --------  --------  -------  -------  -------
Non-operating income (expense):
  Settlement of litigation        (1,125)       -    (9,500)      -        -
  Other income (expense), net         47      (359)     (60)     106       -
                                --------  --------  -------  -------  -------
Total non-operating expense       (1,078)     (359)  (9,560)     106       -
                                --------  --------  -------  -------  -------
Income (loss) from continuing
 operations before income taxes    4,181     7,750   (8,216)  (1,916)  (4,438)

Income tax (provision) benefit    (1,307)   (2,810)   2,950      603    1,663
                                --------  --------  -------  -------  -------
Income (loss) from
 continuing operations             2,874     4,940   (5,266)  (1,313)  (2,775)

Income (loss) from discontinued
  operations, net of tax             (25)      269      202     (123)     110

Gain on sale of discontinued
  operations, net of tax           1,615        -        -        -        -
                                --------  --------  -------  -------  -------
Net income (loss)               $  4,464  $  5,209  $(5,064) $(1,436) $(2,665)
                                ========  ========  =======  =======  =======

                    CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                           FIVE-YEAR FINANCIAL SUMMARY
                     (In thousands except per share amounts)
                                   (Continued)


                                           Year ended February 28,
                                 -------------------------------------------
OPERATING DATA (Continued)        2002     2001     2000     1999     1998
                                 -------  -------  -------  -------  -------
Basic earnings (loss)
 per share:
   Income (loss) from
     continuing operations       $  0.21  $  0.37  $ (0.44) $ (0.11) $ (0.24)
   Income (loss) from
    discontinued operations          -       0.02     0.02    (0.01)    0.01
   Gain on sale of
     discontinued operations        0.12      -        -        -        -
                                 -------  -------  -------  -------  -------
     Basic earnings (loss)
       per share                 $  0.33  $  0.39  $ (0.42) $ (0.12) $ (0.23)
                                 =======  =======  =======  =======  =======
Diluted earnings (loss)
 per share:
   Income (loss) from
     continuing operations       $  0.21  $  0.35  $ (0.44) $ (0.11) $ (0.24)
   Income from discontinued
     operations                      -       0.02     0.02    (0.01)    0.01
   Gain on sale of
     discontinued operations        0.11      -        -        -        -
                                 -------  -------  -------  -------  -------
     Diluted earnings (loss)
       per share                 $  0.32  $  0.37  $ (0.42) $ (0.12) $ (0.23)
                                 =======  =======  =======  =======  =======


                                                 February 28,
                                 -------------------------------------------
BALANCE SHEET DATA                2002     2001     2000     1999     1998
                                 -------  -------  -------  -------  -------
Current assets                   $45,739  $35,523  $37,201  $20,331  $19,887

Current liabilities              $15,480  $15,032  $32,729  $ 4,853  $ 5,001

Working capital                  $30,259  $20,491  $ 4,472  $15,478  $14,886

Current ratio                        3.0      2.4      1.1      4.2      4.0

Total assets                     $56,688  $49,812  $51,497  $25,549  $27,831

Long-term debt                   $ 3,628  $ 4,500  $   145  $   516  $ 1,112

Stockholders' equity             $37,580  $29,624  $18,281  $20,065  $21,397

Equity per share                 $  2.76  $  2.18  $  1.44  $  1.70  $  1.82

Shares outstanding (000s)         13,630   13,601   12,658   11,785   11,771



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2002, 2001 and 2000 fell on March 2, 2002, March 3, 2001 and February 26, 2000, respectively. In these consolidated financial statements, the fiscal year end for all years, including leap years, is shown as February 28 for clarity of presentation. Fiscal year 2001 consisted of 53 weeks, compared to 52 weeks for the fiscal years 2002 and 2000.

     As more fully described in Note 2 to the accompanying consolidated financial statements, in July 2001 the Company sold its 51% interest in Micro Pulse. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in GPS applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation for all periods presented.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, inventory valuation, product warranties and the deferred tax asset valuation allowance. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with only four customers accounting for approximately 82% of the Company's fiscal 2002 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally considers that inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of sales. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions is product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

     Product Warranties

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. While it engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management's estimates, revisions to the estimated warranty liability would be required.

     Deferred Income Tax Asset Valuation Allowance

     The deferred income tax asset reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed. If in the future a portion or all of the valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will either increase additional paid-in capital or decrease the income tax provision, depending on the nature of the underlying deferred tax asset. Alternatively, if in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision. At February 28, 2002, the Company's net deferred income tax asset was $3,580,000, which amount includes a valuation allowance of $8,724,000. Approximately $5.6 million of the valuation allowance at February 28, 2002 is related to a tax asset generated upon the exercise of non-qualified stock options and, in general, these are the tax benefits which are being recognized first. Any future reduction of this portion of the valuation allowance will result in the tax benefit being recorded as an increase in additional paid-in capital. If and when this portion of the valuation allowance is completely eliminated, further reductions of the remaining valuation allowance will be recognized as an income tax benefit.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Operations:

                                                    Year Ended February 28,
                                                 ----------------------------
                                                  2002       2001       2000
                                                 ------     ------     ------

Sales                                            100.0%     100.0%     100.0%
Cost of goods sold                                77.3       80.1       80.9
                                                 -----      -----      -----
Gross profit                                      22.7       19.9       19.1

Operating expenses:
  Research and development                         7.5        5.2        5.9
  Selling                                          2.3        2.8        5.4
  General and administrative                       7.7        5.0        6.1
                                                 -----      -----      -----
Operating income                                   5.2        6.9        1.7

Settlement of litigation                          (1.1)        -       (12.0)
Other expense, net                                  -        (0.3)      (0.1)
                                                 -----      -----      -----
Income (loss) from continuing operations
  before income taxes                              4.1        6.6      (10.4)
Income tax (provision) benefit                    (1.3)      (2.4)       3.7
                                                 -----      -----      -----
Income (loss) from continuing operations           2.8        4.2       (6.7)
Income from discontinued operations                 -         0.2        0.3
Gain on sale of discontinued operations            1.6         -          -
                                                 -----      -----      -----
Net income (loss)                                  4.4%       4.4%      (6.4)%
                                                 =====      =====      =====

Fiscal Years 2002 and 2001

     Sales

     Total sales for fiscal 2002 were $100,715,000, a decline of 14% from fiscal 2001 sales of $117,129,000. Sales of Satellite products decreased $6,208,000, or 7%, from $85,107,000 to $78,899,000. Sales of Wireless
Access products decreased $10,206,000, or 32%, from $32,022,000 to $21,816,000.

     Sales of the Satellite segment in fiscal 2002 declined from the prior year in part because system operators maintained higher ordering patterns in the first half of fiscal 2001 in an effort to avoid product shortages in the event electronic components supply disruptions affected manufacturers' production. This led to order cutbacks by the system operators beginning in the third quarter of fiscal 2001 in order to work down their high inventory levels. These order cutbacks persisted through the first half of fiscal 2002, during which Satellite product sales amounted to $33.0 million. Although sales increased to $45.9 million in the second half of fiscal 2002, sales for the year as a whole still fell short of the fiscal 2001 level.

     The downturn in Wireless Access product sales is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of second generation non-line of sight products. These factors resulted in a steady decline in sequential quarter sales of the Wireless business segment during the past year. Fiscal 2002 fourth quarter Wireless Access sales were only $2.7 million. The Company expects its Wireless Access sales to remain low in fiscal 2003. The Company does not anticipate that Wireless Access sales will rebound until the development of second generation non-line of sight two-way transceiver products is completed, and until wireless access service providers resume the expansion of their subscriber bases. Management believes that the future success of the Company's Wireless Access business segment is dependent to a large degree on the market acceptance and market penetration of wireless broadband access technology developed by Navini.
The Company has licensed this technology from Navini, and is developing customer premise equipment products which are compatible with Navini's technology.

     Gross Profit and Gross Margins

     Gross profit for fiscal 2002 declined slightly to $22,881,000 from $23,353,000 in fiscal 2001. Consolidated gross margin improved from 19.9% last year to 22.7% in fiscal 2002. The increase in consolidated gross margin is attributable to higher gross margins for Satellite products.

     Gross margins for Satellite products improved to 19.9% in fiscal 2002 from 15.2% in fiscal 2001. Satellite gross margins improved primarily because the Company completed the consolidation of its Texas plant into its California manufacturing operations at the end of fiscal 2001, resulting in reduced manufacturing costs beginning in fiscal 2002. Also, Satellite gross margin in fiscal 2001 had been adversely impacted by electronic component shortages that caused production inefficiencies.

     Gross margins for Wireless Access products declined to 32.8% in fiscal 2002 from 32.6% last fiscal year. Wireless Access gross margins have declined principally due to the decline in sales as discussed above.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense ("R&D")increased by $1,463,000 from $6,120,000 in fiscal 2001 to $7,583,000 in fiscal 2002. Investment in R&D has been increased in an effort to improve the Company's market position in both of its business segments. Increased R&D spending is primarily in the form of additional engineering and design personnel, higher salaries to remain competitive with industry compensation trends, and higher material costs relating to new product design primarily related to the next generation of products for the Company's Wireless Access business segment.

     Selling expense decreased by 29% from $3,255,000 last year to $2,299,000 in fiscal 2002. These declines are attributable primarily to decreases in discretionary marketing spending.

     General and administrative expense increased by $1,871,000 to $7,740,000 in fiscal 2002 from $5,869,000 in fiscal 2001. This increase was due primarily to expenses of $950,000, primarily accounting and legal, incurred in the first quarter of fiscal 2002 in connection with the restatement of the Company's fiscal 2000 and fiscal 2001 financial statements, and to a bad debt write-off of $817,000 during fiscal 2002 for uncollectible receivable balances due from a Wireless Access customer.

     Litigation Settlement

     The non-operating expense captioned "Settlement of Litigation" in the amount of $1,125,000 for fiscal 2002 represents an accrued settlement of $925,000 for litigation brought against the Company as a result of the fiscal 2000 and 2001 financial misstatements caused by the Company's former controller, and an accrual of $200,000 for a contingent refund payable to an insurance company involving a legal settlement reached in March 2000, all as further described in Note 12 to the accompanying consolidated financial statements.

     Income from Continuing Operations Before Income Taxes

     Income from continuing operations before income taxes decreased from $7,750,000 in fiscal 2001 to $4,181,000 in fiscal 2002 due primarily to the increase in operating expenses of $2,378,000 and to the non-operating expense of $1,125,000 for litigation settlement.

     Income Tax Provision and Deferred Income Tax Asset

     The effective tax rates for fiscal 2002 and 2001 were 31.2% and 36.3%, respectively. The decline in the tax rate is attributable primarily to the estimated tax benefit associated with the new Extraterritorial Income Exclusion ("EIE") beginning in fiscal 2002. Under the EIE rules, taxable income associated with qualifying sales made to foreign customers is excludable from taxable income.

	During fiscal 2002, the Company recognized income tax benefits of $3,525,000 associated with tax deductions on non-qualified employee stock options which were exercised prior to fiscal 2002. These tax benefits were recognized by reducing the deferred income tax asset valuation allowance in the aggregate amount of $3,525,000, with a corresponding increase in additional paid-in capital. Reduction of the deferred income tax asset valuation allowance during fiscal 2002 resulted in a net deferred income tax asset of $3,580,000 at the end of fiscal 2002. The deferred income tax asset valuation allowance was established in years prior to fiscal 2002 because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred income tax asset would be fully realized in the future. In view of the Company's profitable operations in fiscal 2001 and fiscal 2002, during which time the Company generated aggregate income from continuing operations before income taxes of $11.9 million, management believes that it is more likely than not that the Company will generate sufficient taxable income in the future to utilize the net deferred income tax asset of $3,580,000.

     Discontinued Operations

     As described further in Note 2 to the accompanying consolidated financial statements, the Company sold its 51% ownership interest in Micro Pulse during the second quarter of fiscal 2002. A gain of $1,615,000 net of tax was recognized on this transaction.

     Net Income

     Net income, for reasons described above, decreased to $4,464,000 in fiscal 2002 from $5,209,000 in fiscal 2001.


Fiscal Years 2001 and 2000

     Sales increased $37,700,000, or 47.5%, from $79,429,000 in fiscal year 2000 to $117,129,000 in fiscal year 2001. The fiscal year 2001 sales increase resulted primarily from increases in each of both of the Company's business segments.

     Sales of Satellite products increased $24,696,000, or 40.9%, from $60,411,000 to $85,107,000. The increase in Satellite product sales resulted primarily from increased sales of DBS products to domestic customers. The Company experienced significant year-to-year sales growth ($28.7 million increase) in the first half of fiscal year 2001 as compared to the first half of fiscal year 2000, offset by a negative comparison ($4.0 million decrease) for the second half year-to-year comparisons. The reductions of shipments of satellite DBS products in the second half of fiscal year 2000 reflects a slowing of subscriber additions, reduction in inventory levels by operators, in addition to the elimination of single output downconverters from their product offering. A delay by the Company of a new product introduction contributed $3.4 million of the fourth quarter sales decrease. This product began shipments of small volume in the Company's first quarter of fiscal year 2002.

     Sales of Wireless Access products increased $13,004,000, or 68.4%, from $19,018,000 to $32,022,000. The increase in Wireless Access product sales results from increased sales of two-way wireless transceivers, partially offset by reductions in the Company's legacy wireless cable video products.

     Gross profits increased $8,220,000, or 54.3%, from $15,133,000 in fiscal year 2000 to $23,353,000 in fiscal year 2001. The increase in gross profits occurred primarily because of the increase in sales, and slightly higher product gross margins.

     Gross margins increased from 19.1% in fiscal year 2000 to 19.9% in fiscal year 2001. The increase in gross margins relates to increased sales of Wireless Access products at higher gross margins of 32.6% while Satellite product gross margins remained relatively consistent with the prior year at 15.2%. See also Note 13 to notes to the consolidated financial statements included elsewhere herein.

     Research and development expenses increased by $1,435,000, from $4,685,000 in fiscal year 2000 to $6,120,000 in fiscal year 2001. The increase results primarily to additional design personnel in the Wireless Access business unit to focus on the development of wireless two-way MMDS transceivers, and salary increases to ensure engineers' compensation is competitive with current market conditions.

     Selling expenses decreased by $999,000 from $4,254,000 in fiscal year 2000 to $3,255,000 in fiscal year 2001. The decrease relates primarily to reductions in discretionary marketing expense, offset by additions in personnel and salary increases.

     General and administrative expenses increased by $1,019,000 from $4,850,000 in fiscal year 2000 to $5,869,000 in fiscal year 2001. The increase results primarily from increases in legal and other professional fees.

     Operating income increased by $6,765,000 from $1,344,000 in fiscal year 2000 to $8,109,000 in fiscal year 2001. The principal reasons for the improvement are as described above: a $37.7 million increase in sales, a $8.2 million increase in gross profits, offset by a $1.5 million increase in operating expenses.

     The $9.5 million settlement of litigation in fiscal year 2000 relates to the settlement of the class action lawsuit filed in June 1997. See Note 12 to the consolidated financial statements included elsewhere herein.

     The (provision for) benefit from income taxes for fiscal years 2001 and 2000 was approximately 36% of income (loss) before taxes.

     For the reasons outlined above, income from continuing operations for fiscal year 2001 increased $10.2 million from a loss of $5.3 million in fiscal year 2000 to income of $4.9 million in fiscal year 2001.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $23,156,000 at February 28, 2002, and its $8 million working capital line of credit with a bank. During fiscal year 2002, cash and cash equivalents increased by $13,147,000. This increase consisted of cash provided by operating activities of $12,313,000, net proceeds from the sale of discontinued operations of $2,956,000, and other activity with a net cash inflow impact of $11,000, partially offset by capital expenditures of $1,534,000 and debt repayments of $599,000.

     Components of operating working capital decreased by $2,130,000 during fiscal 2002, comprised of a $2,269,000 decrease in accounts receivable, a $283,000 decrease in inventories, and an increase of $458,000 in accounts payable and accrued liabilities, partially offset by a $880,000 increase in prepaid expenses and other assets.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2003 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At February 28, 2002, the Company had contractual cash obligations, consisting of future maturities of debt and operating lease commitments, ranging from $542,000 to $1.7 million annually in fiscal 2003 through fiscal 2007, for a total of $6.1 million. As further described in Note 15 to the accompanying consolidated financial statements, on May 2, 2002, the Company entered into a new $12 million term loan with its bank to partially finance the acquisition of the assets and business of Kaul-Tronics, Inc. and two affiliated companies (the "KTI Acquisition"), which was consummated on April 5, 2002. Future maturities of this $12 million term loan are $200,000 per month, or $2.4 million annually, beginning April 1, 2003. The new term loan bears interest at LIBOR plus 2.0% or the bank's prime rate.

     On April 3, 2002, the Company's working capital line of credit was increased from $8 million to $13 million, and on April 5, 2002, the Company borrowed $12 million on the working capital line of credit to partially fund the KTI Acquisition. In addition to the $12 million proceeds of the line of credit borrowing, the Company used approximately $4.3 million of its existing cash and cash equivalents and issued approximately 929,000 shares of its common stock to pay for the KTI Acquisition. On May 2, 2002, the $12 million outstanding balance on the working capital line of credit was repaid in full from the proceeds of the new $12 million bank term loan referred to in the preceding paragraph. Also on May 2, 2002, the maturity date of the working capital line was extended from August 2, 2002 to August 2, 2005. At February 28, 2002 and at the present time, there are no outstanding borrowings under the working capital line of credit, and $1 million of the line is reserved for a standby letter of credit.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations over the next twelve months.

New Authoritative Pronouncements

     See Note 1 of the accompanying consolidated financial statements for a description of new authoritative accounting pronouncements which had not yet been adopted by the Company as of the end of fiscal 2002.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. As of February 28, 2002, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents levels to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates would have an annual impact of less than $50,000 net of tax on the Company's Statement of Operations.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may" "could", "plans", "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, meeting demand with multiple facilities, timing and market acceptance of new product introductions, new technologies, the outcome of pending litigation, and other risks and uncertainties that are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, copies of which may be obtained from the Company upon request. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


RISK FACTORS

     The Company's business operations and implementation of its long-term business strategy are subject to significant risks inherent in its business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

  OUR BUSINESS IS SUBJECT TO MANY FACTORS THAT COULD CAUSE OUR QUARTERLY OR ANNUAL OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE

     Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

- the timing and amount of, or cancellation or rescheduling of, orders for our products;

- our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions; announcements, new product introductions and reductions in price of products offered by our competitors;

- our ability to achieve cost reductions;

- our ability to obtain sufficient supplies of sole or limited source components for our products;

- our ability to achieve and maintain production volumes and quality levels for our products;

- the volume of products sold and the mix of distribution channels through which they are sold;

- the loss of any one of our major customers or a significant reduction in orders from those customers;

- increased competition, particularly from larger, better capitalized competitors;

- fluctuations in demand for our products and services; and

- telecommunications and wireless market conditions specifically and economic conditions generally.

     Due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of products could occur at the end of our fiscal quarter. Failure to ship products by the end of a quarter may adversely affect our operating results. In the future, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

  BECAUSE SOME OF OUR KEY COMPONENTS ARE FROM SOLE SOURCE SUPPLIERS OR REQUIRE LONG LEAD TIMES, OUR BUSINESS IS SUBJECT TO UNEXPECTED
  INTERRUPTIONS, WHICH COULD CAUSE OUR OPERATING RESULTS TO SUFFER.

     Some of our key components are complex to manufacture and have long lead times. Also, some of our components are purchased from sole source vendors for which alternative sources are not readily available. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and our revenues and results of operations would suffer. If we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share.

  OUR LACK OF PRODUCT DIVERSIFICATION MEANS THAT ANY DECLINE IN PRICE OR DEMAND FOR OUR PRODUCTS WOULD ADVERSELY AFFECT OUR BUSINESS.

     Our Satellite and Wireless Access products have accounted for substantially all of our historical revenue and are expected to do so for the foreseeable future. Consequently, a decline in the price of, or demand for, our Satellite or Wireless Access products, or their failure to achieve or maintain broad market acceptance, would adversely affect our business.

  IF WE DO NOT MEET PRODUCT INTRODUCTION DEADLINES, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business. In the past, we have experienced design and manufacturing difficulties that have delayed our development, introduction or marketing of new products and enhancements which has caused us to incur unexpected expenses. In addition, some of our customers have conditioned their future purchases of our products on the addition of product features. In the past we have experienced delays in introducing new features. Furthermore, in order to compete in some markets, we will have to develop different versions of our existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market.

  DEMAND FOR CALIFORNIA AMPLIFIER'S PRODUCTS FLUCTUATES RAPIDLY AND UNPREDICTABLY, WHICH MAKES IT DIFFICULT TO MANAGE ITS BUSINESS EFFICIENTLY AND CAN REDUCE ITS GROSS MARGINS AND PROFITABILITY.

     Our cost structure is based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. The rapid and unpredictable shifts in demand for our products make it difficult to plan manufacturing capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products.
Our ability to reduce costs and expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base. Conversely, in sudden upturns, we sometimes incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business.

  BECAUSE WE SELL SOME OF OUR PRODUCTS IN COUNTRIES OTHER THAN THE UNITED STATES, SUBJECTING US TO DIFFERENT REGULATORY SCHEMES, AND WE HAVE A SIGNIFICANT FOREIGN SUPPLY BASE, WE MAY NOT BE ABLE TO DEVELOP PRODUCTS THAT WORK WITH THE DIFFERENT STANDARDS RESULTING IN OUR INABILITY TO SELL OUR PRODUCTS, AND, FURTHER, WE MAY BE SUBJECT TO POLITICAL, ECONOMIC, AND OTHER CONDITIONS AFFECTING SUCH COUNTRIES THAT COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     If our sales are to grow in the longer term, we must continue to sell our products in many different countries. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process and therefore we do not know the standards with which we would be forced to comply. Furthermore, standards and regulatory requirements are subject to change. If we fail to anticipate or comply with these new standards, our business and results of operations will be adversely affected.

     Sales to customers outside the U.S. accounted for 16.5% and 19.9% of our total sales for the fiscal years ended February 28, 2002 and 2001, respectively. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Africa, the Middle East, Europe and Asia. Additionally, a substantial portion of our components and subassemblies are procured from foreign suppliers located primarily in Hong Kong, mainland China, Taiwan, and other Pacific Rim countries. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates, a significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause demand for and sales of our products to decrease, cause disruption of our supply channels or otherwise disrupt our operations, cause our costs of doing business to increase, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

  WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES AND BUSINESS.

     We generate a significant portion of our sales from a relatively small number of customers. Sales to our four largest customers accounted for approximately 82% and 56% of total sales in the fiscal years ended February 28, 2002 and 2001, respectively. Furthermore, if the pending merger between Echostar Communications Corporation and DirectTv is consummated, our customer base could become even more concentrated because we sell, directly or indirectly, to both of these DBS system operators. The loss of, or a decrease in orders by, one or more of our major customers could adversely affect our sales, business and reputation.

     In addition, Sprint, the largest MMDS license holder in the U.S., accounted for 62% and 37% of the sales of our Wireless Access business unit in fiscal years ended February 28, 2002 and 2001, respectively. In October 2001, Sprint announced that it has suspended any new deployments of broadband wireless equipment, as well as ceasing the acquisition of any new customers, until a second-generation system could be evaluated. Our Wireless Access business unit has only a small number of other customers. We expect little or no revenue from Sprint in our fiscal year ending February 28, 2003.

  WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND OUR CUSTOMERS MAY CEASE PURCHASING OUR PRODUCTS AT ANY TIME.

     We generally do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly, our customers can cease purchasing our products at any time without penalty, our customers are free to purchase products from our competitors, we are exposed to competitive price pressure on each order, and our customers are not required to make minimum purchases.

  OUR WIRELESS ACCESS BUSINESS IS SUBJECT TO RAPID TECHNOLOGY CHANGES, EVOLVING STANDARDS AND GOVERNMENT REGULATION.

     The market for wireless Internet access served by our Wireless Access business is subject to rapid technological change, frequent new service introductions and evolving industry standards. We believe that our future success will depend largely on our ability to anticipate or adapt to these changes and to offer, on a timely basis, products that meet evolving standards. We cannot predict the extent to which competitors using existing or future methods of delivery of Internet access services will compete with our services. We cannot assure you that:

 - existing, proposed or undeveloped technologies will not render our broadband wireless systems less profitable or less viable,

 - we will have the resources to acquire new technologies or to introduce new services that could compete with future technologies, or

 - we will be successful in responding to technological changes in a timely and cost effective manner.

     Additionally, regulatory changes by the U.S. Federal Communications Commission or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete, or increasing the opportunity for additional competition. There can be no assurance that new regulations will not be promulgated that could materially and adversely affect our business and operating results.

  BECAUSE THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE HAVE, WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL CONTINUE TO BE ACCEPTED IN THE MARKETPLACE OR CAPTURE INCREASED MARKET SHARE.

     The market for integrated microwave fixed point reception and transmission products is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles, and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot provide assurance that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

     We face competition from a variety of companies, which generally vary in size and in the scope and breadth of products and services offered. We also face competition from customers' or prospective customers' own internal development efforts. Many of the companies that compete, or may compete in the future, against us have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. These competitors may also have pre-existing relationships with our customers or potential customers. As a result, they may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may successfully integrate the functionality of our reception and transmission products into their products and thereby render our products obsolete. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

     We believe our principal competitors include or will include REMEC, Sharp, Channelmaster, Andrew corp., Signal Technology, IP Wireless and NextNet. In addition, there have been a number of announcements by other companies, including smaller emerging companies, that they intend to enter the market segments adjacent to or addressed by our products.

  WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, AND OUR COMPETITORS MAY BE ABLE TO OFFER SIMILAR PRODUCTS AND SERVICES THAT WOULD HARM OUR COMPETITIVE POSITION.

     Our success depends, in large part, upon our intellectual property. We rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. These mechanisms provide us with only limited protection. We currently hold 19 patents and have 10 patent applications pending. As part of our confidentiality procedures, we enter into non-disclosure agreements with all of our executive officers, managers and supervisory employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

  IF WE ARE UNABLE TO INTEGRATE SUCCESSFULLY INTO OUR COMPANY THE EMPLOYEES, TECHNOLOGIES AND OTHER ASSETS WE RECENTLY ACQUIRED FROM KAUL-TRONICS, INC., WE MAY NOT ACHIEVE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

     We are in the initial stages of integrating the new employees, technologies and other assets related to the DBS antenna dish business that we acquired from Kaul-Tronics, Inc. and two affiliated companies in April 2002. Because the new employees and facilities will remain in Wisconsin, and our headquarters are in Camarillo, California, we face the additional challenge of integrating employees in geographically disparate locations. The integration effort will take time and could distract management from other aspects of our business. We cannot assure you that we will be successful in integrating the acquired business and if we are unable to do so, we may incur increased expenses and may not achieve the benefits of the acquisition.

  WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.

     Recently, we completed the acquisition of the assets and business of Kaul-Tronics, Inc., as described above. As part of our business strategy, from time to time, we expect to review opportunities to acquire and may acquire other businesses or products that will complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Although we have no current agreements or negotiations underway with respect to any material acquisitions, we may make acquisitions of businesses, products or technologies in the future. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. The acquisitions that we have completed, agreed to complete and which we may complete in the future could result in the following, any of which could seriously harm our results of operations or the price of our stock: (i) issuances of equity securities that would dilute the percentage ownership of our current stockholders; (ii) large one-time write-offs; (iii) the incurrence of debt and contingent liabilities; (iv) difficulties in the assimilation and integration of the acquired companies; (v) diversion of management's attention from other business concerns; (vi) contractual disputes; (vii) risks of entering geographic and business markets in which we have no or only limited prior experience; and (viii) potential loss of key employees of acquired organizations.

  OUR PRIMARY OPERATIONS ARE LOCATED NEAR KNOWN EARTHQUAKE FAULTS.

    The occurrence of an earthquake or other natural disaster in the vicinity of our primary operations located in Camarillo, California could cause significant damage to our facility that may require us to cease or suspend operations. Although we currently have insurance for earthquake risks, we can provide no assurance that such insurance coverage would be adequate in the event of a catastrophic loss, or that earthquake insurance will continue to be available, or that if available that earthquake coverage will continue to be carried by us in the future.

  WE DEPEND ON OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL. IF WE LOSE ANY OF MEMBERS OF OUR SENIOR MANAGEMENT TEAM, OUR ABILITY TO CARRY OUT OUR LONG-TERM BUSINESS STRATEGY COULD BE ADVERSELY AFFECTED.

     We believe our future success largely depends on the expertise of our senior management team. The loss of one or more members of senior management could disrupt our operations or the execution of our business strategy. We do not maintain key person life insurance on any officer or manager.

  WE FACE RISKS ASSOCIATED WITH SHAREHOLDER LITIGATION.

     We and certain members of our board of directors have been sued by alleged shareholders in two class action lawsuits during the past several years. The most recent litigation was initiated in April 2001 as a result of financial misstatements affecting our fiscal 2000 and fiscal 2001 financial statements caused by the our former controller, which we became aware of and disclosed in March 2001. An out-of-court settlement of this class action litigation was reached in December 2001, but this settlement agreement has not yet been filed with the court for approval. We can provide no assurance that the court will approve it on the terms and conditions which we agreed to with the plaintiffs. If the court does not approve the settlement agreement as currently structured, it could adversely affect our financial position, results of operations, cash flows and liquidity.

  WE FACE RISKS ASSOCIATED WITH A PENDING SEC INVESTIGATION.

     As a result of the financial misstatements caused by our former controller, as discussed above, the Securities and Exchange Commission opened an investigation into the matter. The Company has been and expects to continue cooperating with the SEC in connection with its investigation. We can provide no assurance that we will be able to avoid the imposition of penalties or other sanctions by the SEC as a result of this investigation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed hereunder are indexed on page 33 of this report and are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

      NAME                          AGE                    POSITION
--------------------------          ---            -----------------------
Ira Coron (1)                        73            Chairman of the Board
                                                    of Directors

Fred M. Sturm                        44            Chief Executive Officer,
                                                   President and Director

Philip Cox                           62            Vice President, Wireless
                                                    Access Products
Robert Hannah                        41            Vice President,
                                                    Satellite Products

Patrick Hutchins                     39            Vice President, Operations

Kris Kelkar                          38            Senior Vice President,
                                                    Wireless Access Products

Richard K. Vitelle                   48            Vice President, Finance,
                                                    Chief Financial Officer
                                                    and Corporate Secretary

Richard B. Gold (1)                  47            Director

Arthur H. Hausman (1)(2)             78            Director

Frank Perna, Jr. (2)                 64            Director

Thomas L. Ringer (2)                 70            Director


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

     PATRICK HUTCHINS joined the Company as Vice President, Operations in August 2001. From March 1997 until joining the Company, Mr. Hutchins served in general management capacities with several units of Chloride Group PLC and Genlyte Thomas LLC, most recently serving as the President and General Manager of Chloride Systems, a division of Genlyte Thomas.

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

     RICHARD K. VITELLE joined the Company as Vice President, Finance, Chief Financial Officer and Corporate Secretary in July 2001. Prior to joining the Company, he served as Vice President of Finance and CFO of SMTEK International, Inc., a publicly held electronics manufacturing services provider, where he was employed for a total of 11 years. Earlier in his career Mr. Vitelle served as a senior manager with Price Waterhouse.

     RICHARD B. GOLD became a director of California Amplifier, Inc. in December 2000. Mr. Gold has been the Chairman, President and Chief Executive Officer of Genoa Corporation, a privately-held optical communications equipment company, since January 1999. From November 1991 through December 1998, Mr. Gold held various senior-level executive positions with Pacific Monolithics, Inc., a supplier of wireless communications equipment, including Vice President -- Engineering, Chief Operating Officer and, from January 1997 through December 1998, President and Chief Executive Officer. In October 1998, Pacific Monolithics filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Gold is a director of Nucentrix Broadband Networks, Inc., a publicly held company.

     ARTHUR H. HAUSMAN has been a director of the Company since 1987. Mr. Hausman is Chairman Emeritus of the Board of Ampex Corporation. He served as Chairman of the Board of Directors and Chief Executive Officer of Ampex, having been with Ampex for 27 years until his retirement in 1988. He currently serves as a director of Vista Research Corporation, a privately held company, and Drexler Technology Corporation, a publicly held company. He was appointed by President Reagan to the President's Export Council, to the Council's Executive Committee and to the Chairmanship of the Export Administration Subordinate Committee of the Council for the period 1985 to 1989.

     FRANK PERNA, JR. has been a director since May 2000. From 1990 to 1993, Mr. Perna was Chief Executive Officer of MagneTek. From 1994 to 1998 Mr. Perna was Chairman and Chief Executive Officer of EOS Corporation, and from 1998 to the present as Chairman and Chief Executive Officer of MSC Software. Mr. Perna also serves as Chairman of the Board of Software.com and on the Board of Trustees of Kettering University.

     THOMAS L. RINGER has been a director of the Company since August 1996. Since 1990, Mr. Ringer has been actively involved as a member of the boards of directors for various public and private companies. Mr. Ringer is currently Chairman of Wedbush Morgan Securities, Inc., Chairman of Wedbush Capital Corporation, Chairman of M.S. Aerospace, Inc., Chairman of Document Sciences Corporation, a publicly held company, Chairman of the Center for Innovation and Entrepreneurship, Chairman of Camping Business Systems, Inc., and a director of VoiceViewer Technologies, Inc. Prior to 1990, Mr. Ringer served as Chairman, President and Chief Executive Officer of Recognition Equipment, Inc., President and Chief Executive Officer of Fujitsu Systems of America, Inc., and President and Chief Executive Officer of Computer Machinery Corporation.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 18, 2002


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 18, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 18, 2002.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page 33 of this report.

(b) FORM 8-K. The Company made no filings on Form 8-K during the three months ended February 28, 2002.

(c) EXHIBITS. Reference is made to the Index to Exhibits on pages 63-64 of this report.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2002.

                                       CALIFORNIA AMPLIFIER, INC.

                                       By:  /s/ Fred M. Sturm
                                           __________________________
                                           Fred M. Sturm
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                      Date

 /s/ Ira Coron             Chairman of the Board of          May 25, 2002
______________________     Directors                      ___________________
   Ira Coron


 /s/ Richard B. Gold      Director                           May 28, 2002
______________________                                   ___________________
   Richard B. Gold


 /s/ Arthur H. Hausman    Director                           May 27, 2002
______________________                                   ___________________
   Arthur H. Hausman


 /s/ Frank Perna, Jr.     Director                           May 23, 2002
______________________                                   ___________________
   Frank Perna, Jr.


 /s/ Thomas L. Ringer     Director                           May 24, 2002
______________________                                   ___________________
   Thomas L. Ringer


 /s/ Fred M. Sturm        President, Chief Executive         May 31, 2002
______________________    Officer and Director           ___________________
   Fred M. Sturm          (principal executive officer)


 /s/ Richard K. Vitelle   VP Finance, Chief Financial        May 31, 2002
______________________    Officer and Treasurer          ___________________
   Richard K. Vitelle     (principal accounting officer)

                           CALIFORNIA AMPLIFIER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORTS OF INDEPENDENT AUDITORS                                            34

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                                36

Consolidated Statements of Operations                                      37

Consolidated Statements of Stockholders' Equity and
 Comprehensive Income (Loss)                                               38

Consolidated Statements of Cash Flows                                      39

Notes to Consolidated Financial Statements                                 40

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
California Amplifier, Inc.:
We have audited the accompanying consolidated balance sheet of California Amplifier, Inc. and subsidiaries as of March 2, 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of March 2, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/KPMG LLP
Los Angeles, California
May 13, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To California Amplifier, Inc.:

     We have audited the accompanying consolidated balance sheet of California Amplifier, Inc. (a Delaware corporation) and subsidiaries as of March 3, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the two years in the period ended March 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of March 3, 2001, and the results of their operations and their cash flows for the two years in the period ended March 3, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
May 30, 2001

                           CALIFORNIA AMPLIFIER, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                           February 28,
                                                      ---------------------
                                                        2002         2001
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents                          $ 23,156     $ 10,009
   Accounts receivable, less allowance for
    doubtful accounts of $417 and $467 in 2002
    and 2001, respectively                               8,219       12,370
   Inventories, net                                      9,472       10,373
   Deferred income tax asset, net                        3,580        2,256
   Prepaid expenses and other current assets             1,312          515
                                                      --------     --------
          Total current assets                          45,739       35,523
                                                      --------     --------
Equipment and improvements, net of
   accumulated depreciation and amortization             7,375       10,231
Goodwill, net of accumulated amortization of
   $765 and $495 in 2002 and 2001, respectively          3,287        3,557
Other assets                                               287          501
                                                      --------     --------
                                                      $ 56,688     $ 49,812
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $    917     $    644
   Accounts payable                                      5,713        5,677
   Accrued payroll and employee benefits                 1,870        1,594
   Other accrued liabilities                             6,980        7,117
                                                      --------     --------
          Total current liabilities                     15,480       15,032
                                                      --------     --------
Long-term debt, less current portion                     3,628        4,500
                                                      --------     --------
Minority interest in Micro Pulse, Inc.                     -            656
                                                      --------     --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 30,000 shares
    authorized; 13,630 and 13,601 shares issued
    and outstanding in 2002 and 2001, respectively         136          136
   Additional paid-in capital                           27,569       23,975
   Retained earnings                                    10,676        6,212
   Accumulated other comprehensive loss                   (801)        (699)
                                                      --------     --------
          Total stockholders' equity                    37,580       29,624
                                                      --------     --------
                                                      $ 56,688     $ 49,812
                                                      ========     ========

            See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Year ended February 28,
                                             -----------------------------
                                               2002       2001       2000
                                             --------   --------   -------
Sales                                       $100,715    $117,129    $79,429
Cost of goods sold                            77,834      93,776     64,296
                                            --------    --------    -------
Gross profit                                  22,881      23,353     15,133
                                            --------    --------    -------
Operating expenses:
  Research and development                     7,583       6,120      4,685
  Selling                                      2,299       3,255      4,254
  General and administrative                   7,740       5,869      4,850
                                            --------    --------    -------
Total operating expenses                      17,622      15,244     13,789
                                            --------    --------    -------

Operating income                               5,259       8,109      1,344
                                            --------    --------    -------
Non-operating income (expense):
   Settlement of litigation                   (1,125)        -       (9,500)
   Other income (expense), net                    47        (359)        60
                                            --------    --------     -------
Total non-operating expense                   (1,078)       (359)    (9,560)
                                            --------    --------     -------
Income (loss) from continuing
  operations before income taxes               4,181       7,750     (8,216)

Income tax (provision) benefit                (1,307)     (2,810)     2,950
                                            --------    --------    -------
Income (loss) from continuing operations       2,874       4,940     (5,266)

Income (loss) from discontinued operations,
  net of tax                                     (25)        269        202
Gain on sale of discontinued operations,
  net of tax                                   1,615         -          -
                                            --------    --------    -------
Net income (loss)                           $  4,464    $  5,209    $(5,064)
                                            ========    ========    =======

Basic earnings (loss) per share:
  Income (loss) from continuing operations  $   0.21    $   0.37    $ (0.44)
  Income from discontinued operations            -          0.02       0.02
  Gain on sale of discontinued operations       0.12         -          -
                                            --------    --------    -------
    Net income (loss)                       $   0.33    $   0.39    $ (0.42)
                                            ========    ========    =======

Diluted earnings (loss) per share:
  Income (loss) from continuing operations  $   0.21    $   0.35    $ (0.44)
  Income from discontinued operations            -          0.02       0.02
  Gain on sale of discontinued operations       0.11         -          -
                                            --------    --------    -------
    Net income (loss)                       $   0.32    $   0.37    $ (0.42)
                                            ========    ========    =======

Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                     13,727      13,507     12,072
                                            ========    ========    =======
    Diluted                                   13,979      14,217     12,072
                                            ========    ========    =======

        See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                                             Accum-
                                                             ulated
                                                             Other
                                                             Compre-
                      Common Stock     Additional            hensive
                     --------------     Paid-in   Retained   Income
                     Shares    Amount   Capital   Earnings   (Loss)   Total
                     ------    ------    ------    ------    ------   ------
Balances at
 February 28, 1999    11,785   $  118    $14,050   $ 6,067  $ (170)  $20,065
Exercise of stock
 options                 873        9      3,327       -        -      3,336
Net loss                  -        -          -     (5,064)     -     (5,064)
Foreign currency
 translation
 adjustment               -        -          -        -       (56)      (56)
                                                                      ------
Comprehensive loss                                                    (5,120)
                      ------   ------    -------   -------  ------    ------
Balances at
 February 28, 2000    12,658      127     17,377     1,003    (226)   18,281
Exercise of stock
 options                 353        3      2,207       -        -      2,210
Issuances of
 common stock            590        6      4,391       -        -      4,397
Net income                -        -          -      5,209      -      5,209
Foreign currency
 translation
 adjustment               -        -          -        -      (473)     (473)
                                                                      ------
Comprehensive income                                                   4,736
                      ------   ------    -------   -------  ------    ------
Balances at
 February 28, 2001    13,601      136     23,975     6,212    (699)   29,624
Exercise of stock
 options                  29       -          69       -        -         69
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -       3,525       -        -      3,525
Net income                -        -          -      4,464      -      4,464
Foreign currency
 translation
 adjustment               -        -          -        -      (102)     (102)
                                                                      ------
Comprehensive income                                                   4,362
                      ------   ------    -------   -------  ------    ------
Balances at
 February 28, 2002    13,630   $  136    $27,569   $10,676   $(801)  $37,580
                      ======   ======    =======   =======   =====    ======

            See accompanying notes to consolidated financial statements.

                           CALIFORNIA AMPLIFIER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                   Year ended February 28,
                                               ------------------------------
                                                 2002       2001       2000
                                               --------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ 4,464    $ 5,209   $(5,064)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Provision for doubtful accounts                   991        144        37
  Depreciation and amortization                   4,317      4,250     2,990
  Non-cash litigation charge                        700        -       9,500
  (Gain) loss on sale and disposal of
    equipment and improvements                       58        (41)        3
  Increase in equity associated with tax
   benefit from exercise of stock options         3,525        -         -
  Deferred tax assets, net                       (2,233)     2,608    (4,252)
  Minority interest in net income (loss)
    of Micro Pulse, Inc., net of tax                (24)       314       228
  Gain on sale of discontinued operation         (1,615)       -         -
  Changes in operating assets and liabilities:
    Accounts receivable                           2,269      3,524   (11,252)
    Inventories                                     283      2,520    (6,267)
    Prepaid expenses and other assets              (880)       184       263
    Accounts payable                                424     (8,981)   10,014
    Accrued liabilities                              34     (2,222)    4,615
                                               --------   --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        12,313      7,509       815
                                               --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements          (1,534)    (4,337)   (5,357)
Proceeds from sale of equipment                      44         51         7
Net proceeds from sale of discontinued
 operations                                       2,956        -         -
Acquisition of net assets from Gardiner             -          -      (6,170)
                                               --------   --------  --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                       1,466     (4,286)  (11,520)
                                               --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                        -        5,000     1,500
Debt repayments                                    (599)    (2,742)     (596)
Proceeds from exercise of stock options              69      2,210     3,336
                                               --------   --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                        (530)     4,468     4,240
                                               --------   --------  --------
EFFECT OF FOREIGN EXCHANGE RATES                   (102)      (473)      (56)
                                               --------   --------  --------
Net change in cash and cash equivalents          13,147      7,218    (6,521)
Cash and cash equivalents at beginning of year   10,009      2,791     9,312
                                               --------   --------  --------
Cash and cash equivalents at end of year        $23,156    $10,009   $ 2,791
                                               ========   ========  ========

            See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of video transmitted from satellites and wireless terrestrial transmission sites, and two-way wireless transceivers used for fixed point wireless voice (telephony) and broadband data (Internet) applications. The Company's Satellite business unit designs and markets reception components for the worldwide direct broadcast satellite (DBS) television market as well as a full line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission fixed wireless equipment for video, voice, data, telephony and networking applications.

     As described further in Note 2, in July 2001 the Company sold its 51% interest in Micro Pulse. Micro Pulse designs, manufactures and markets antennas and amplifiers used principally in GPS applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation for all periods presented in the accompanying consolidated statements of operations.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries, California Amplifier SARL, the Company's subsidiary in France, and Cal Amp Limited, the Company's Hong Kong subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2002, 2001 and 2000 fell on March 2, 2002, March 3, 2001 and February 26, 2000, respectively. In these consolidated financial statements, the fiscal year end for all years, including leap years, is shown as February 28 for clarity of presentation. Fiscal year 2001 consisted of 53 weeks, compared to 52 weeks for the fiscal years 2002 and 2000.

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collection is probable. Generally, these criteria are met at the time product is shipped. Customers do not have rights of return except for defective products returned during the warranty period.

     In fiscal 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the requirements of this pronouncement, the Company includes shipping and handling fees billed to customers as sales. Shipping and handling fees included in sales for fiscal years 2002, 2001 and 2000 were $224,000, $446,000 and $567,000, respectively.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

Concentrations of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of money market instruments and trade receivables.

     The Company currently invests its excess cash in money market mutual funds managed by or affiliated with its U.S. commercial bank. The Company had cash and cash equivalents in one U.S. bank in excess of federally insured amounts. Cash and cash equivalents in U.S. and foreign banks is as follows (in thousands):
                                    February 28,
                                --------------------
                                 2002          2001
                                ------        ------
U.S. banks                     $22,582       $ 8,983
Foreign banks                      574         1,026
                               -------       -------
                               $23,156       $10,009
                               =======       =======

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers. Sales to significant customers as a percent of consolidated sales are as follows:

                              Year ended February 28,
                           ------------------------------
             Customer       2002        2001        2000
             --------      ------      ------      ------
                A           30.6%       23.9%       20.9%
                B           25.8%       22.0%       10.7%
                C           13.5%       10.0%         *
                D           11.7%         *           *
                E             *           *         18.8%

     Accounts receivable from significant customers as a percent of consolidated net accounts receivable are as follows:

                                    February 28,
                                --------------------
                                 2002          2001
                                ------        ------
                A                30.0%         17.9%
                B                39.6%           *
                C                  *           20.6%
                D                  *           19.2%

     Customers A, B, D and E are Satellite customers, while C is a Wireless Access customer.

* Customer represents less than 10% of consolidated sales or year-end accounts receivable, as applicable, for period indicated.

Allowance for Doubtful Accounts

     During the second quarter of fiscal 2002, the Company provided a reserve of $1,162,000 for a receivable balance due from a customer of the Wireless Access business unit. In the fourth quarter of fiscal 2002, the Company received approximately 1% of the customer's common stock in full settlement of this receivable balance. The Company recorded a reduction of bad debts expense of $345,000 in the fiscal 2002 fourth quarter as a result of receiving this common stock. The value assigned to the common stock was equal to the quoted price of the shares on the Canadian stock exchange on which the stock is traded. This available-for-sale investment valued at $345,000 is included in prepaid expenses and other current assets in the accompanying balance sheet at February 28, 2002.

Inventories

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost or net realizable value, with cost determined principally by the use of the first-in, first-out method.

Investments

     The Company classifies investments in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized.

     At February 28, 2002, the Company had no trading or held-to-maturity investments. Its available-for-sale investment had a carrying value of $345,000 at February 28, 2002 (see "Allowance for Doubtful Accounts" above).

Equipment and improvements

     Equipment and improvements are stated at cost. The Company follows the policy of capitalizing expenditures which increase asset lives, and charging ordinary maintenance and repairs to operations, as incurred. When assets are sold or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations.

     Depreciation and amortization are based upon the estimated useful lives of the related assets using the straight-line method. Useful lives range from two to five years, and in the case of leasehold improvements over the shorter of the lease term or the useful life of the improvements.

Goodwill

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Through the end of fiscal 2002, goodwill was amortized on a straight-line basis over 15 years. As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" effective March 3, 2002, beginning in fiscal year 2003 goodwill will no longer be amortized. Instead, goodwill will be evaluated periodically for impairment pursuant to the provisions of this new pronouncement, as described in more detail under "New Authoritative Pronouncements" below.

Accounting for Long-Lived Assets

     The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount to the undiscounted future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount at which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

    Cash and cash equivalents, accounts receivable and accounts payable - The carrying amount is a reasonable estimate of fair value given the short maturity of these instruments.

    Long-term debt - The carrying value approximates fair value since the interest rate on the long-term debt approximates the interest rate which is currently available to the Company for the issuance of debt with similar terms and maturities.

Warranty

     The Company warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped.

Foreign Currency Translation and Comprehensive Income (Loss)

     Historically, the Company's French subsidiary used the local currency as its functional currency. The local currency was the French franc until January 1, 2002 and the Euro beginning on that date. The financial statements of the French subsidiary were translated into U.S. dollars using current or historical exchange rates, as appropriate, with translation gains or losses included in the accumulated other comprehensive income (loss) account in the stockholders' equity section of the consolidated balance sheet.

     In connection with the conversion of the French subsidiary's local currency from the franc to the Euro, the Company evaluated which currency, the Euro or the U.S. dollar, is best suited to be used as the functional currency. On the basis of this evaluation, management determined that the functional currency should be changed from the Euro to the U.S. dollar, and this change was made effective February 1, 2002. As a result of this change, the foreign currency translation account debit balance of $801,000 included in accumulated other comprehensive income (loss) will remain unchanged until such time as the French subsidiary ceases to be part of the Company's consolidated financial statements.

     The functional currency of the Company's Hong Kong subsidiary is the U.S. dollar.

Earnings (Loss) Per Share

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

Accounting for Stock Options

     As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and comply with the pro forma disclosure requirements of SFAS 123 (see Note 8).

New Authoritative Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 on March 3, 2002 (i.e., the first day of fiscal 2003). The adoption of SFAS 141 will not have a material effect on the Company's results of operations, financial position or liquidity.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") or, upon its adoption, SFAS 144 (see below). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 3, 2002. As a result of adopting SFAS 142, beginning in fiscal 2003 the Company will no longer record amortization on goodwill of $270,000 per year. The Company has not yet made a determination of how much, if any, of the Company's existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company's adoption of SFAS No. 142. However, management believes that the initial effects of adopting SFAS 142 will not be material to the Company's consolidated financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 in March 2003. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

     In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company adopted SFAS 144 on March 3, 2002. The Company believes that the adoption of SFAS 144 will not have a material effect on the Company's results of operations, financial position or liquidity.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, inventory valuation, product warranties and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

     On July 31, 2001, the Company sold its 51% ownership interest in Micro Pulse. After giving consideration to disposition costs and cash of $275,000 which remained with the divested operation, the net cash proceeds of this transaction amounted to $2,956,000. The sale generated an after-tax gain of $1,615,000.

     Micro Pulse was the sole operating unit comprising the Company's Antenna segment. Accordingly, operating results for Micro Pulse have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------
Sales                                $ 2,556      $ 7,850      $ 6,988
                                     =======      =======      =======
Operating income (loss)              $  (105)     $   766      $   681
                                     =======      =======      =======
Income (loss) from discontinued
 operations, net of tax              $   (25)     $   269      $   202
                                     =======      =======      =======

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
                                                 =======

     The net assets of Micro Pulse at February 28, 2001, which are included in the accompanying consolidated balance sheet at that date, amounted to $1,325,000.

     The gain on sale of the Company's 51% interest Micro Pulse, shown in the accompanying consolidated statements of operations as "Gain on sale of discontinued operation, net of tax", is comprised as follows (in thousands):

  Gross sales proceeds                           $ 3,408
  Less disposal costs                               (177)
                                                 -------
  Net sales proceeds                               3,231
  Less: Basis in Micro Pulse investment             (707)
                                                 -------
  Pre-tax gain on sale                             2,524
  Income tax provision                              (909)
                                                 -------
  Gain on sale of discontinued
   operations, net of tax                        $ 1,615
                                                 =======


NOTE 3 - ACQUISITION

     On April 19, 1999, the Company acquired the technology and product rights to substantially all of Gardiner Communications Corp.'s (Gardiner) products, inventory, and manufacturing and development related equipment. The total purchase price, including assumption of certain liabilities and certain costs incurred in connection with the acquisition was approximately $9.3 million. The Company paid $6.2 million in cash, and Gardiner received a $3.1 million, 8% one year convertible promissory note due April 19, 2000. In April 2000, a portion of the debt was converted into 525,000 shares of the Company's common stock at $4.25 per share, which approximated the market value at the date of the acquisition, and the remaining balance was paid in cash. As part of the purchase, the Company recorded Goodwill of $4.1 million which was being amortized over 15 years.


NOTE 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                       2002             2001
                                      ------           ------
Raw materials                         $ 6,163         $ 7,174
Work in process                           -               251
Finished goods                          3,309           2,948
                                      -------         -------
                                      $ 9,472         $10,373
                                      =======         =======




NOTE 5 - EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                       2002             2001
                                      ------           ------
Plant equipment                       $19,792         $19,790
Office equipment, computers
 and furniture                          4,231           4,564
Tooling                                 1,694           3,844
Leasehold improvements                  1,283           1,401
                                      -------         -------
                                       27,000          29,599
Less accumulated depreciation
 and amortization                     (19,625)        (19,368)
                                      -------         -------
                                      $ 7,375         $10,231
                                      =======         =======


NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Short-term Borrowings and Credit Facilities

     At February 28, 2002, the Company had a $8 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.2% or the bank's prime rate (4.75% at February 28, 2002), and are secured by substantially all of the Company's assets. At February 28, 2002 and 2001, no amounts were outstanding under this credit facility. At February 28, 2002, $1 million of the line of credit amount was reserved for an irrevocable stand-by letter of credit issued in February 2002 for the benefit of a foreign supplier. The credit facility contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25 to 1.0, a current ratio of not less than 2.0 to 1.0, a leverage ratio of not more than 2.25 to 1.0, tangible net worth of at least $19,050,000 (such minimum amount increasing by $1 million annually beginning on March 1, 2003), cash and cash equivalents not less than $8 million, and net income of at least $1.00 in each fiscal year. At February 28, 2002, the Company was in compliance with all such covenants. On April 3, 2002, the working capital line of credit was increased from $8 million to $13 million, and on May 2, 2002 the maturity date of this line was extended to from August 2, 2002 to August 3, 2005.

     In April 1999, in conjunction with the Gardiner acquisition (see Note
3), the Company issued a $3.1 million one-year convertible promissory note bearing interest at 8% due on April 19, 2000. In April 2000, $2,231,250 of the note principal was converted into 525,000 shares of common stock at $4.25 per share and the remaining balance was paid in cash.



Long-term Debt

     Long-term debt consists of the following (in thousands):

                                            February 28,
                                      -----------------------
                                       2002             2001
                                      ------           ------
Bank term loan payable, interest
 at LIBOR plus 2.2%, principal
 due in sixty monthly payments
 beginning September 2001             $ 4,545         $ 5,000

Note payable to bank, secured
 by equipment, bearing interest at
 LIBOR plus 2.55% (7.80% at February
 28, 2001) payable monthly through
 January 2002                            -                144
                                      -------         -------
                                        4,545           5,144
Less portion due within one year         (917)           (644)
                                      -------         -------
                                      $ 3,628         $ 4,500
                                      =======         =======

     The effective rate on the bank term loan was 4.03% and 7.45% at February 28, 2002 and 2001, respectively. On April 2, 2002, the rate on this term loan was fixed for two years at 4.75%. Thereafter, the interest rate will revert to a variable rate of prime plus 0% or LIBOR plus 2.0%.

Contractual Cash Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2002 (in thousands):

                          Future Cash Payments Due by Fiscal Year
  Contractual        -----------------------------------------------
  Obligations         2003    2004    2005    2006    2007     Total
---------------      ------  ------  ------  ------  ------    -----

Debt                $  917  $  967  $1,027  $1,092  $  542   $4,545

Operating leases       761     756      42      28     -      1,587
                    ------  ------  ------  ------  ------   ------
Total contractual
 cash obligations   $1,678  $1,723  $1,069  $1,120  $  542   $6,132
                    ======  ======  ======  ======  ======   ======


     Rent expense under operating leases was $1,062,000, $842,000 and $732,000 for fiscal years 2002, 2001 and 2000, respectively.




NOTE 7 - INCOME TAXES

     The Company's income (loss) from continuing operations before income taxes consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------

        Domestic                     $ 3,930      $ 6,550      $(8,617)
        Foreign                          251        1,200          401
                                     -------      -------      -------
                                     $ 4,181      $ 7,750      $(8,216)
                                     =======      =======      =======


     The income tax (provision) benefit consists of the following (in thousands):
                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------
Current:
  Federal                            $    -       $    -       $  (419)
  State                                   (6)         (14)         (83)
  Foreign                                 (9)        (290)        (161)
                                      ------       ------       ------
  Total current                          (15)        (304)        (663)
                                      ------       ------       ------
Deferred:
  Federal                             (1,899)      (2,251)       3,050
  State                                  607         (294)         563
  Foreign                                 -            39           -
                                     -------      -------      -------
  Total deferred                      (1,292)      (2,506)       3,613
                                     -------      -------      -------
                                     $(1,307)     $(2,810)     $ 2,950
                                     =======      =======      =======


     Differences between the income tax (provision) benefit and income taxes computed using the statutory federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------
Income tax at statutory federal
 rate (34%)                         $ (1,421)     $(2,635)     $ 2,793
State income taxes, net of
 federal income tax effect               194         (201)         150
Foreign taxes                            (38)          -          (161)
Valuation allowance                     (230)        (157)          -
Research and development credit          154           -            -
Extraterritorial income exclusion        102           -            -
Other, net                               (68)         183          168
                                     -------      -------      -------
                                     $(1,307)     $(2,810)     $ 2,950
                                     =======      =======      =======


     The components of the net deferred income tax asset for fiscal years 2002 and 2001 are as follows (in thousands):

                                            February 28,
                                       ----------------------
                                        2002            2001
                                       ------          ------
Depreciation                          $   185         $   204
Capitalized R&D cost amortization         503             337
Warranties                                146             129
Compensation accrual                      240             304
Inventory reserve                         749             357
Allowance for doubtful accounts           136             145
Litigation settlement accrual             389           1,063
Net operating loss carryforward         6,609           8,692
Research and development credits        2,093           2,284
Other tax credits                       1,118             966
Other, net                                136             283
                                      -------         -------
                                       12,304          14,764
Valuation allowance                    (8,724)        (12,508)
                                      -------         -------
                                      $ 3,580         $ 2,256
                                      =======         =======


     The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits from its deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. Based on the Company's analysis of its operating performance and the estimated realizability of its deferred tax assets, the Company has recorded valuation allowances of $8,724,000 and $12,508,000 at February 28, 2002 and 2001, respectively. Approximately $5.6 million of the valuation allowance at February 28, 2002 is related to tax assets generated upon the exercise of non-qualified stock options. As such, any future benefit from the recognition of this deferred tax asset will be an adjustment to the valuation allowance and additional paid-in capital.

     At February 28, 2002, the Company has net operating loss carryforwards of approximately $19.0 million and $3.9 million for federal and state purposes expiring at various dates through 2022 and 2007, respectively.

     As of February 28, 2002 and 2001, the Company had foreign tax credit carryforwards of $113,000 and $87,000, respectively, expiring at various dates through 2006, research and development tax credit carryforwards for federal and state income tax purposes of $1,423,000 and $1,015,000, respectively, expiring at various dates through 2012, and manufacturing investment credit carryforwards of $940,000 for state income tax purposes expiring in 2012.

     Consolidated U.S. income before income taxes was $3,930,000 and $6,898,000 for the years ended February 28, 2002 and 2001, respectively. The corresponding income before taxes for non-U.S. based operations was $251,000 and $852,000 for the years ended February 28, 2002 and 2001, respectively. The Company has not provided withholdings and U.S. federal income taxes on approximately $650,000 of undistributed earnings of its foreign subsidiaries because such earnings are or will be reinvested indefinitely in such subsidiaries or will be offset by approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock Options

     The Company has two stock option plans for its employees, the 1989 Key Employee Stock Option Plan ("1989 Plan"), and the 1999 Stock Option Plan ("1999 Plan"). Under the 1999 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants are exercisable at the discretion of the Compensation Committee, but usually vest over a four-year period.

     The following table summarizes the option activity for fiscal years 2002, 2001, and 2000 (in thousands except dollar amounts):

                                                    Weighted
                                      Number         Average
                                      Shares       Option Price
                                     --------        --------

Outstanding at February 28, 1999      2,017           $ 3.88
Granted                                 706            19.25
Exercised                              (873)            3.82
Canceled                               (165)            3.74
                                      -----           ------
Outstanding at February 28, 2000      1,685            10.36
Granted                                 564            28.78
Exercised                              (353)            6.27
Canceled                               (102)           29.84
                                      -----           ------
Outstanding at February 28, 2001      1,794           $15.85
Granted                                 754             4.68
Exercised                               (29)            2.34
Canceled                               (315)           23.06
                                      -----           ------
Outstanding at February 28, 2002      2,204           $11.17
                                      =====           ======


     Options outstanding at February 28, 2002 and related weighted average price and life information is as follows:


                            Weighted      Total
                             Average     Weighted                   Weighted
   Range of       Total     Remaining    Average                     Average
   Exercise      Options       Life      Exercise     Options       Exercise
    Prices     Outstanding   (Years)      Price     Exercisable       Price
   --------      --------   --------     --------     --------      --------
 $1.50-$1.88      193,000       6.6       $ 1.79       145,500       $ 1.79
  2.06- 2.76      267,250       5.9         2.27       247,250         2.24
  3.50- 4.72      835,500       8.3         4.35       244,000         3.97
  5.00- 7.22      311,088       6.9         6.24       148,088         6.97
  8.00-12.25       84,250       7.1         9.15        63,125         9.18
 13.69-19.88      129,500       8.4        19.57        39,000        19.00
 20.19-27.44       90,000       7.7        25.86        70,998        26.00
 28.00-40.00      141,500       8.0        39.77        68,875        39.88
 43.50-50.56      152,000       8.1        44.99        62,000        47.15
 -----------    ---------      ----       ------     ---------       ------
$1.50-$50.56    2,204,088       7.5       $11.17     1,088,836       $10.70
 ===========    =========      ====       ======     =========       ======

     The weighted average fair value for stock options was $4.58, $26.28, and $9.43 for fiscal years 2002, 2001, and 2000, respectively.

     The number of stock options available for grant under the 1999 Stock Option Plan at the end of each fiscal year was 19,899, 22,834, and 3,852 for 2002, 2001 and 2000, respectively. Pursuant to the Company's 1999 Stock Option Plan, the number of options available to grant is replenished to 500,000 on the first day of each fiscal year. The 1989 Plan expired in May 1999 and no additional options may be granted under this plan.

     As permitted by SFAS No. 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense from its Stock Option Plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of operations.

     The fair value of options at date of grant was estimated using the Black-Scholes options pricing model with the following assumptions:

                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------
Expected life (years)                   10         5 to 10        10
Dividend yield                           0%           0%           0%


     The range for interest rates is 4.06% to 6.82%, and the range for volatility is 49% to 147%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $6,713,000, $6,369,000, and $846,000 in fiscal years 2002, 2001, and 2000, respectively. This would result in pro forma net income (loss) and net income (loss) per share, resulting from the increased compensation cost, of ($30,000) or ($.00) per share, $1,113,000 or $.08 per share, and ($5,605,000) or ($.46) per share in fiscal years 2002, 2001, and 2000, respectively.

Preferred Stock Purchase Rights

     At February 28, 2002, 13,630,351 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


Note 9 - EARNINGS PER SHARE

     Because the Company reported a net loss for the year ended February 28, 2000, the shares used in computing diluted earnings (loss) per share for that year is equal to the weighted average number of common shares outstanding for the period and excludes the dilutive effect of stock options and convertible debt.

     Following is a summary of the calculation of basic and diluted weighted average shares outstanding for fiscal 2002 and 2001 (in thousands):

                                              Year ended
                                             February 28,
                                         -------------------
                                          2002         2001
                                         ------       ------
Weighted average shares:
  Weighted average number of
   common shares outstanding             13,605       13,365
  Shares issuable for legal
   settlement                               122          142
                                         ------       ------
     Basic weighted average number
      of common shares outstanding       13,727       13,507

  Effect of dilutive securities:
    Stock options                           252          631
    Convertible debt                         -            79
                                         ------       ------
     Diluted weighted average number
      of common shares outstanding       13,979       14,217
                                         ======       ======

     Options to purchase approximately 828,000 shares of Common Stock at prices ranging from $5.69 to $50.56 were outstanding at February 28, 2002, but were not included in the computation of diluted earnings per share for the year then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive. For fiscal year 2001 there were 488,000 stock options not considered in the calculation of diluted weighted average shares since their inclusion would be anti-dilutive.


NOTE 10 - OTHER FINANCIAL INFORMATION

     "Other accrued liabilities" in the consolidated balance sheets consist of the following (in thousands):
                                            February 28,
                                      -----------------------
                                       2002             2001
                                      ------           ------
Accrued litigation settlements        $ 5,534         $ 4,834
Customer prepayments                       92           1,117
Other                                   1,354           1,166
                                      -------         -------
                                      $ 6,980         $ 7,117
                                      =======         =======

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------

Interest paid                          $323         $479         $382

Income taxes paid                      $497         $133         $ 21



     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------

Conversion of debt to equity          $   -       $ 2,231       $   -

Issuance of common stock to reduce
 accrued liability                    $   -       $ 2,166       $   -

Note payable issued for acquisition
 of net assets of Gardiner
 Communications Corp.                 $   -       $   -         $ 3,100

Non-cash income tax benefit
 associated with non-cash litigation
 settlement charge of $9,500          $   -       $   -         $ 3,606


Valuation and Qualifying Accounts and Reserves

     Following is the Company's schedule of valuation and qualifying accounts and reserves for the last three years (in thousands):

                      Balance at   Charged to                Balance
                      beginning    costs and                 at end
                      of period    expenses    Deductions   of period
                      ---------    --------    ---------    ---------
Allowance for doubtful accounts:
-------------------------------
    Fiscal 2000          $535         $ 37      $   (99)       $473
    Fiscal 2001           473          144         (150)        467
    Fiscal 2002           467          991       (1,041)        417

Warranty reserve:
----------------
    Fiscal 2000          $545         $201      $  (284)       $462
    Fiscal 2001           462          333         (348)        447
    Fiscal 2002           447          144         (215)        376


NOTE 11 - COMMITMENTS

     The Company leases its corporate and manufacturing facilities in Camarillo, California under operating leases that expire in February 2004. The lease agreements for the Camarillo facilities requires the Company to pay all property taxes and insurance premiums associated with the coverage of the facilities.

     In addition, the Company leases small offices and/or warehouse space in Dallas, Texas; Chanhassen, Minnesota; Paris, France; Sao Paulo, Brazil; and Hong Kong, China. The Company also leases certain equipment used in the manufacturing operation under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.


NOTE 12 - LEGAL PROCEEDINGS

Yourish class action and RLI Insurance Company litigation:

     On March 29, 2000 the Company and the individual defendants (present and former officers and directors of the Company) reached a settlement in the matter entitled Yourish v. California Amplifier, Inc., et al., Case
No. CIV 173569 shortly after trial commenced in the Superior Court for the State of California, County of Ventura. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement valued at approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 28, 2000, and the remaining $1.5 million was expected to be funded by the Company's director and officer liability insurance carriers. The common stock portion of the settlement was originally accrued at $7.5 million, or $40 per share, which share price was based on the trading range of the Company's common stock at the time the settlement agreement was reached. By Order dated September 14, 2000, the court approved the terms of the settlement and dismissed the action with prejudice.

     Upon approval of the settlement agreement by the court, in September 2000 the Company issued 65,625 of the 187,500 shares of common stock and paid $2.5 million of the $3.5 million cash portion of the settlement. T.I.G. Insurance Company ("T.I.G."), one of the Company's liability insurance carriers, paid the remaining $1 million.

     The fair value of the Company's common stock on September 14, 2000, the date the settlement agreement was approved by the court, was $33.063 per share. Accordingly, at that time the Company reduced its litigation accrual by $1.3 million to revalue the common stock portion of the settlement at $33.063 per share instead of $40 per share. Also in September 2000, the Company accrued $500,000 for additional legal expenses associated with this litigation which had not been previously accrued, and accrued $800,000 for a refund contingently payable to T.I.G., which had contributed $1 million to the settlement under a reservation of rights.

     In connection with the settlement of the Yourish action, the Company and certain of its former and current officers and directors filed a lawsuit (California Amplifier, Inc., et al. v. RLI Insurance Company, et al., Ventura County Superior Court Case No. CIV196258), against one of its insurance carriers to recover $2.0 million of coverage the insurance carrier has stated was not covered under its policy of insurance. The insurance carrier filed a Motion for Judgment on the Pleadings seeking judgment on the basis, inter alia, that the claims in the Yourish action for alleged violations of Sections 25400 and 25500 of the California Corporation Code were not insurable as a matter of law pursuant to Insurance Code Section
533. The Plaintiffs opposed the motion and a hearing was held on September 22, 2000. On October 18, 2000, the Court entered an Order granting the motion for judgment on the pleadings. Judgment was entered on November 9, 2000, and Notice of Entry of Judgment given on November 15, 2000. California Amplifier filed a Notice of Appeal on November 21, 2000. The matter was fully briefed and argued before the Court of Appeals on September 12, 2001. On December 4, 2001, the Court of Appeals upheld the decision of the lower court in favor of the insurance carrier. The Company filed a petition for review with the California Supreme Court in January 2002, but the petition for review was denied by the State Supreme Court.

     In March 2002, T.I.G. notified the Company that it intends to seek a refund of its $1 million settlement contribution made under a reservation of rights, based on the adverse outcome of the Company's action against RLI Insurance Company. As discussed above, the Company had previously accrued a reserve of $800,000 for the refund contingently payable to T.I.G. Consequently, at February 28, 2002 the Company accrued an additional $200,000 for the contingent refund payable to T.I.G.

     The Company's consolidated balance sheet at February 28, 2002 includes an accrued liability of $5.0 million related to the Yourish settlement, which amount represents the remaining 121,875 shares still to be issued, valued at $33.063 per share, and the $1 million reserved for the contingent refund payable to T.I.G. Pursuant to the terms of the court-approved settlement, the Company must wait for instructions from plaintiffs' counsel before issuing the remaining shares of common stock under the settlement.

2001 securities litigation and shareholder derivative lawsuit:

     Following the announcement by the Company on March 29, 2001 of the resignation of its controller and the possible overstatement of net income for the fiscal year ended February 28, 2000 and the subsequent restatement of the Company's financial statements for fiscal year 2000 and the interim periods of fiscal years 2000 and 2001, the Company and certain officers were named as defendants in twenty putative actions in Federal Court. Caption information for each of the lawsuits is set forth in Item 3 of the Company's Form 10-K for the fiscal year ended February 28, 2001. On June 18, 2001, the twenty actions were consolidated into a single action pursuant to stipulation of the parties, and lead plaintiffs' counsel was appointed.

    In July 2001, all of the current directors of the Company were named as defendants in the above-entitled shareholder derivative lawsuit filed in Los Angeles Superior Court. The Company was named as a nominal defendant. The complaint alleged claims against the directors for breach of fiduciary duty, abuse of control and gross mismanagement, arising out of the Company's restatement of earnings for fiscal year 2000 and portions of fiscal year 2001.

     In October 2001, the insurance company that provides the Company's primary director and officer liability coverage applicable to the above matters filed a lawsuit seeking to rescind the policy on the grounds that there was a misstatement in the policy application that incorporated by reference the Company's financial statements prior to their restatement.

     In December 2001, the parties reached an agreement to settle both the class action litigation and the shareholder derivative lawsuit for the aggregate sum of $1.5 million, subject to final court approval. Of this amount, the Company's primary directors and officers liability insurance carrier agreed to contribute $575,000 toward the settlement, which amount was paid in December 2001, and agreed to withdraw its policy rescission
lawsuit.   The Company has accrued its $925,000 share of the settlement in the accompanying consolidated financial statements for the year ended February 28, 2002. Of this amount, $425,000 was paid by the Company in December 2001, and the remaining $500,000 is to be paid once the court approves the settlement. At the Company's option, this final settlement installment of $500,000 may be paid in the form of cash or Common Stock.
The Stipulation of Settlement seeking preliminary Court approval of the settlement by the Court was filed in May 2002. Once preliminary approval is obtained, plaintiff's counsel will send notice to the class and obtain a hearing date for final approval of the settlement agreement. The Company expects this process to be completed over the next several months.

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


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

     Information by business segment is as follows:

Fiscal Year 2002:
                                              WIRELESS
                                SATELLITE      ACCESS    CORPORATE    TOTAL
                                 -------       ------     -------     -----

Sales                           $ 78,899     $ 21,816        -      $100,715
Gross profit                      15,723        7,158        -        22,881
Gross margin                        19.9%       32.8%        -          22.7%
Income (loss) from continuing
 operations before income taxes   11,847          333     (7,999)      4,181
Identifiable assets               23,565        4,783     28,340      56,688




Fiscal Year 2001:
                                              WIRELESS
                                SATELLITE      ACCESS    CORPORATE    TOTAL
                                 -------       ------     -------     -----

Sales                           $ 85,107     $ 32,022        -      $117,129
Gross profit                      12,920       10,433        -        23,353
Gross margin                        15.2%       32.6%        -          19.9%
Income (loss) from continuing
 operations before income taxes    8,719        5,259     (6,228)      7,750
Identifiable assets               22,146        8,262     19,404      49,812


Fiscal Year 2000:
                                              WIRELESS
                                SATELLITE      ACCESS    CORPORATE    TOTAL
                                 -------       ------     -------     -----

Sales                           $ 60,411     $ 19,018        -      $ 79,429
Gross profit                       9,146        5,987        -        15,133
Gross margin                        15.1%       31.5%        -          19.1%
Income (loss) from continuing
 operations before income taxes    5,440          752    (14,408)     (8,216)
Identifiable assets               21,773        8,349     21,375      51,497


     The Company does not have significant long-lived assets outside the United States.

     Sales information by geographical area for each of the three years in the period ended February 28, 2002 is as follows (000s):

                                           Year ended February 28,
                                      --------------------------------
                                       2002         2001         2000
                                      ------       ------       ------
United States                       $ 84,098     $ 93,764      $60,305
Canada                                10,653       11,220        5,419
Europe                                 2,258        2,895        4,394
Latin America                          1,738        2,661        1,240
Middle East                              249        1,447          847
Africa                                 1,309        2,895        1,832
Asia                                     410        2,247        4,368
Australia                                -            -          1,024
                                     -------      -------      -------
                                    $100,715     $117,129      $79,429
                                     =======      =======      =======

See also "Concentrations of Risk" in Note 1 for sales by major customer.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

     The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2002 and 2001 (in thousands, except percentages and per share data):

                   First      Second        Third       Fourth       Fiscal
                  Quarter     Quarter      Quarter      Quarter       2002
                  -------     -------      -------      -------      ------
Sales             $20,802     $24,654      $32,756      $22,503     $100,715
Gross profits       4,779       6,152        7,546        4,404       22,881
Gross margins        23.0%       25.0%        23.0%        19.6%        22.7%
Income from
 continuing
 operations            91         465        1,352          966        2,874
Net income             71       2,075        1,352          966        4,464
Net income per
 diluted share       0.01        0.15         0.10         0.07         0.32


                   First      Second        Third       Fourth       Fiscal
                  Quarter     Quarter      Quarter      Quarter       2001
                  -------     -------      -------      -------      ------
Sales             $29,866     $31,738      $30,902      $24,623     $117,129
Gross profits       5,846       6,100        6,679        4,728       23,353
Gross margins        19.6%       19.2%        21.6%        19.2%        19.9%
Income from
 continuing
 operations         1,450       1,349        1,816          325        4,940
Net income          1,540       1,419        1,850          400        5,209
Net income per
 diluted share       0.11        0.10         0.13         0.03         0.37


NOTE 15 - SUBSEQUENT EVENTS

     On April 5, 2002, the Company acquired substantially all of the assets, properties and rights of Kaul-Tronics, Inc., a Wisconsin corporation, and two affiliated companies (collectively, "KTI"). The operations acquired by the Company involve primarily the design and manufacture of satellite antenna dishes used in the DBS industry. The satellite antenna dishes of the type produced by KTI, and the downconverter/amplifier devices of the type produced by the Company, together comprise the outdoor portion of customer premise equipment for DBS television reception. In calendar year 2001, KTI had revenues of approximately $36 million and pretax income of $4.8 million. KTI's 2001 revenues included approximately $12 million of satellite downconverter/amplifier devices of the type produced by the Company.

     The aggregate purchase price was approximately $22.7 million, consisting of a cash payment of approximately $16.1 million, issuance of 929,086 shares of the Company's common stock valued at approximately $6.1 million, and transaction costs of approximately $530,000. The acquisition gave rise to goodwill of approximately $17.7 million.

     The source of funds for the cash payment was the Company's cash on hand and the proceeds of a $12 million drawdown on the Company's existing bank revolving line of credit which had been increased from $8 million to $13 million effective April 3, 2002. On May 2, 2002, the $12 million outstanding principal balance on the revolver was repaid in full from the proceeds of a new $12 million term loan. The new term loan bears interest at LIBOR plus 2.0% or the bank's prime rate. The $12 million term loan provides for interest only payments until April 1, 2003, and thereafter provides for monthly principal reductions of $200,000 plus accrued interest. Also on May 2, 2002, the $13 million revolving line of credit was amended to extend the maturity date to August 3, 2005.

                                INDEX TO EXHIBITS


2.1 Asset Purchase Agreement dated April 5, 2002 between and among the Company, Kaul-Tronics, Inc., NGP, Inc., and Interactive Technologies International, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated April 5, 2002).

3.1      Certificate of Incorporation of the Company, as amended, filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-59702) and by this reference is incorporated herein and made a part hereof.

3.1.1 Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on September 19, 1996, filed as Exhibit 3.1.1 to the Company's Interim Report on Form 10-Q for the period ended August 31, 1996.

3.2 Bylaws of the Company, as amended, filed as Exhibit 3.2 to the Company's Form 8-K dated February 28, 1992 and by this reference is incorporated herein and made a part hereof.

4.1 Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between California Amplifier, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 6, 2001).

10.1 1989 Key Employee Stock Option Plan filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (33-31427) and by this reference is incorporated herein and made a part hereof.

10.1.1   Amendment No. 1 to the 1989 Key Employee Stock Option Plan filed as
         Exhibit 4.7 to the Company's Registration Statement on Form S-8 (33-36944) and by this reference is incorporated herein and made a part hereof.

10.1.2   Amendment No. 2 to the 1989 Key Employee Stock Option Plan filed as
         Exhibit 4.8 to the Company's Registration Statement on Form S-8 (33-72704) and by this reference is incorporated herein and made a part hereof.

10.1.3   Amendment No. 3 to the 1989 Key Employee Stock Option Plan filed as
         Exhibit 4.10 to the Company's Registration Statement on Form S-8 (33-60879) and by this reference is incorporated herein and made a part hereof.

10.2 The 1999 Stock Option Plan filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (333-93097) and by this reference is incorporated herein and made a part hereof.

10.3 Building Lease and Rider on building between the Company and Calle San Pablo Property Co. dated January 31, 1989, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 and by this reference is incorporated herein and made a part hereof.

10.3.1 Amendment of Lease on building between the Company and Calle San Pablo Property Co. dated February 9, 1995, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

10.4 Building Lease on building between the Company and The Jennings Bypass Trust, dated September 11, 1996, filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

10.5 Form of Indemnity Agreement filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1988 and by this reference is incorporated herein and made a part hereof.

10.6 Loan and Security Agreement by and between the Company and U.S. Bank National Association dated as of May 2, 2002.

11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 9 of the Company's consolidated financial statements for the year ended February 28, 2002).

13       Annual Report to security holders.

21       Subsidiaries of the Registrant.

23.1     Consent of KPMG LLP.

23.2     Consent of Arthur Andersen, LLP.

99       Undertaking for Form S-8 Registration Statement.

                                                                 EXHIBIT 21


                            CALIFORNIA AMPLIFIER, INC.
                         SUBSIDIARIES OF THE REGISTRANT


All subsidiaries are 100% owned by California Amplifier, Inc., and are included in the consolidated financial statements. Each subsidiary was organized in the jurisdiction specified under its name in the following list.



1.  California Amplifier SARL
    France


2.  Cal Amp Limited
    Hong Kong

                                                                EXHIBIT 23.1




                     CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statements (Nos. 33-31427, 33-36944, 33-72704, 33-60879, 333-33925 and 333-93097) on
Form S-8 of California Amplifier, Inc. and subsidiaries of our report dated May 13, 2002, relating to the consolidated balance sheet of California Amplifier, Inc. and subsidiaries as of March 2, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended, which report appears in the fiscal year 2002 annual report on Form 10-K of California Amplifier, Inc.


/s/ KPMG LLP

Los Angeles, California
May 29, 2002

                                                                EXHIBIT 23.2





                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-31427, 33-36944, 33-72704, 33-60879,
333-33925 and 333-93097.



/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
May 29, 2002

                                                                 EXHIBIT 99



                UNDERTAKING FOR FORM S-8 REGISTRATION STATEMENT



With respect to the Registration Statements previously filed by California Amplifier, Inc. (the "Company") on Form S-8, the Company hereby undertakes as follows:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding), is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.