Form 10-Q
period 2002-05-31
CALIFORNIA AMPLIFIER INC
filed 2002-07-16
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:        May 31, 2002
                                          -----------------

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


The registrant had 14,598,437 shares of Common Stock outstanding as of July 12, 2002.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                    (In thousands except par value amounts)

                                                     May 31,     February 28,
                                                      2002           2002
                                                    --------       --------
                    Assets
Current assets:
  Cash and cash equivalents                         $ 19,604        $ 23,156
  Accounts receivable, less allowance for doubtful
   accounts of $430 and $417, respectively            10,255           8,219
  Inventories, net                                    10,245           9,472
  Deferred income tax asset, net                       4,435           3,580
  Prepaid expenses and other current assets            1,063           1,312
                                                    --------        --------
     Total current assets                             45,602          45,739

Property and equipment, at cost, net of
 accumulated depreciation and amortization            10,593           7,375
Goodwill                                              20,912           3,287
Other assets                                             769             287
                                                    --------        --------
                                                    $ 77,876        $ 56,688
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  1,351        $    917
  Accounts payable                                     6,557           5,713
  Accrued payroll and employee benefits                1,588           1,870
  Other accrued liabilities                            6,809           6,980
                                                    --------        --------
     Total current liabilities                        16,305          15,480
                                                    --------        --------
Long-term debt, less current portion                  14,951           3,628
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 14,598 and 13,630 shares issued
    and outstanding, respectively                        146             136
  Additional paid-in capital                          35,307          27,569
  Retained earnings                                   12,142          10,676
  Accumulated other comprehensive loss                  (975)           (801)
                                                    --------        --------
     Total stockholders' equity                       46,620          37,580
                                                    --------        --------
                                                    $ 77,876        $ 56,688
                                                    ========        ========

     See notes to unaudited condensed consolidated financial statements.

                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)


                                       Three Months Ended
                                             May 31,
                                       -------------------
                                         2002        2001
                                       -------     -------
Sales                                  $22,482     $20,802
Cost of goods sold                      16,638      16,023
                                       -------     -------
Gross profit                             5,844       4,779
                                       -------     -------
Operating expenses:
  Research and development               1,701       1,661
  Selling                                  730         634
  General and administrative             1,050       2,343
                                       -------     -------
Total operating expenses                 3,481       4,638
                                       -------     -------
Operating income                         2,363         141

Non-operating expense, net                  (1)        (10)
                                       -------     -------
Income from continuing operations
 before income taxes                     2,362         131

Income tax provision                      (896)        (40)
                                       -------     -------
Income from continuing operations        1,466          91

Loss from discontinued operations,
 net of tax                                -           (20)
                                       -------     -------
Net income                             $ 1,466     $    71
                                       =======     =======

Basic earnings per share:
  Continuing operations                $  0.10     $  0.01
  Discontinued operation                   -           -
                                       -------     -------
                                       $  0.10     $  0.01
                                       =======     =======
Diluted earnings per share:
  Continuing operations                $  0.10     $  0.01
  Discontinued operation                   -           -
                                       -------     -------
                                       $  0.10     $  0.01
                                       =======     =======
Shares used in per share
 calculations:
   Basic                                14,373      13,723
   Diluted                              14,756      13,958


     See notes to unaudited condensed consolidated financial statements.

                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (In thousands)

                                                         Three Months Ended
                                                              May 31,
                                                       ---------------------
                                                        2002          2001
                                                       -------       -------
Cash flows from operating activities:
  Net income                                           $ 1,466       $    71
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                          862         1,026
    Gain on sale of equipment                             (148)           (5)
    Increase in equity associated with tax
     benefit from exercise of stock options              1,591            -
    Deferred tax assets, net                              (855)           31
    Changes in operating assets and liabilities:
      Accounts receivable                               (2,036)       (1,317)
      Inventories                                          257           771
      Prepaid expenses and other assets                     (4)         (367)
      Accounts payable                                     844         1,955
      Accrued payroll and other accrued liabilities       (947)          569
                                                       -------       -------
Net cash provided by operating activities                1,030         2,734
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (135)         (386)
  Proceeds from sale of property and equipment             281            12
  Acquisition of Kaul-Tronics                          (16,588)           -
                                                       -------       -------
Net cash used in investing activities                  (16,442)         (374)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                          12,000            -
  Repayments of long-term debt                            (243)          (43)
  Proceeds from exercise of stock options                  103            -
                                                       -------       -------
Net cash provided by (used in) financing activities     11,860           (43)
                                                       -------       -------
Effect of foreign exchange rate changes                     -            (84)
                                                       -------       -------
Net change in cash and cash equivalents                 (3,552)        2,233
Cash and cash equivalents at beginning of period        23,156        10,009
                                                       -------       -------
Cash and cash equivalents at end of period             $19,604       $12,242
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $    88       $    99
  Income taxes paid                                    $     3       $    69

Non-cash activities:
  Issuance of common stock as partial consideration
   for acquisition of Kaul-Tronics                     $ 6,054            -
  Increase in valuation allowance for
   available-for-sale investment                       $   174            -


     See notes to unaudited condensed consolidated financial statements.

                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended May 31, 2002


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of video and data transmitted from satellites and wireless terrestrial transmission sites, and two-way wireless transceivers used for fixed point wireless broadband data (Internet) applications. The Company's Satellite business unit designs and markets reception components for the worldwide direct broadcast satellite
(DBS) television market as well as a full line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission fixed wireless equipment for video, voice, data and networking applications.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2002 and its results of operations and cash flows for the three months ended May 31, 2002 and 2001. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2002 fell on March 2, 2002. The actual interim periods ended on June 1, 2002 and June 2, 2001. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 31, 2002.


Note 2 - ACQUISITION

     On April 5, 2002, the Company acquired substantially all of the assets, properties and business of Kaul-Tronics, Inc., a Wisconsin corporation, and two affiliated companies (collectively, "Kaul-Tronics"). The results of Kaul-Tronics' operations have been included in the Company's consolidated financial statements since that date. The operations acquired by the Company involve primarily the design and manufacture of satellite antenna dishes used in the DBS industry. The satellite antenna dishes of the type produced by Kaul-Tronics, and the downconverter/amplifier devices of the type produced by the Company, together comprise the outdoor portion of customer premise equipment for DBS television reception. In calendar year 2001, Kaul-Tronics had revenues of approximately $36 million and pretax income of $4.8 million. Kaul-Tronics' 2001 revenues included approximately $12 million of satellite downconverter/amplifier devices of the type produced by the Company.

     The total acquisition cost was $22,642,000, consisting of a cash payment to the sellers of $16,063,000, issuance to the sellers of 929,086 shares of the Company's common stock valued at $6,054,000, and $525,000 for direct costs of the acquisition including legal, accounting and financial advisory fees. The acquisition gave rise to goodwill of $17,625,000, which was assigned to the Company's Satellite business segment. The value of the common shares issued was determined based on the average closing price of the Company's common stock during the period beginning two trading days before the acquisition was agreed to and ending two trading days after the terms of the acquisition were announced.

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

     Following is a computation of the goodwill arising from this acquisition (in thousands):

    Total acquisition costs                                 $22,642

    Fair value of net assets acquired:
      Inventory                                      $1,030
      Prepaid expenses                                    4
      Property and equipment                          4,078
      Non-compete agreements                            400
      Accrued liabilities assumed                      (495)
                                                    -------
        Total fair value of net assets acquired               5,017
                                                            -------
    Goodwill                                                $17,625
                                                            =======

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", which the Company adopted effective at the beginning of fiscal 2003, goodwill which arose from this transaction will not be amortized. Instead, goodwill will be evaluated on an annual basis for impairment. None of the goodwill arising from this acquisition is expected to be deductible for income tax purposes.

     The following is supplemental pro forma information presented as if the acquisition had occurred at the beginning of each of the respective periods (in thousands):

                                Three Months Ended       Three Months Ended
                                   May 31, 2002             May 31, 2001
                               --------------------     --------------------
                                  As         Pro          As          Pro
                               reported     forma       reported     forma
                               --------    --------     --------    --------
      Sales                     $22,482     $25,109      $20,802     $26,314

      Income from continuing
       operations               $ 1,466     $ 1,613      $    91     $   240

      Income from continuing
       operations per share:
        Basic                   $   .10     $   .11      $   .01     $   .02
        Diluted                 $   .10     $   .11      $   .01     $   .02



Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market, and consist of the following (in thousands):

                                             May 31,       Feb. 28,
                                              2002           2002
                                             ------         ------
          Raw materials and subassemblies    $ 6,813        $6,163
          Finished goods                       3,432         3,309
                                              ------        ------
                                             $10,245        $9,472
                                              ======         =====


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended May 31, 2002 are as follows:

         Balance as of February 28, 2002     $  3,287
         Goodwill acquired in April 2002       17,625
                                              -------
         Balance as of May 31, 2002          $ 20,912
                                              =======

     All goodwill is associated with the Company's Satellite business segment.

     For the three months ended May 31, 2001, pro forma net income and earnings per share excluding goodwill amortization expense is as follows:

         Net income as reported              $ 71,000
         Add back goodwill amortization        73,000
                                              -------
         Pro forma net income as adjusted    $144,000
                                              =======

         Basic earnings per share:
           As reported                           $.01
           Pro forma as adjusted                 $.01

         Diluted earnings per share:
           As reported                           $.01
           Pro forma as adjusted                 $.01

     At May 31, 2002, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics purchase (Note 2) was $400,000 and $18,000, respectively. The covenants not to compete, which are included in Other Assets in the accompanying condensed consolidated balance sheet at May 31, 2002, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


Note 5 - EARNINGS PER SHARE

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

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is not antidilutive, of the Company's outstanding employee stock options. The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                           Three months ended
                                                 May 31,
                                            ----------------
                                             2002      2001
                                            ------    ------
        Weighted average number of
         common shares outstanding          14,251    13,601

        Shares issuable for legal
         settlement                            122       122
                                            ------    ------
           Basic weighted average number
            of common shares outstanding    14,373    13,723

        Effect of dilutive securities:
          Stock options                        383       235
                                            ------    ------
           Diluted weighted average number
            of common shares outstanding    14,756    13,958
                                            ======    ======

     Options to purchase approximately 774,000 shares of Common Stock at prices ranging from $6.53 to $50.56 were outstanding at May 31, 2002 but were not included in the computation of diluted earnings per share for the three months then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive. For the same reason, options outstanding at May 31, 2001 to purchase approximately 918,000 shares of Common Stock at prices ranging from $5.69 to $50.56 were excluded from the computation of diluted earnings per share for the three months then ended.


Note 6 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three months ended May 31, 2002 and 2001 (in thousands):

                                          Three months ended
                                                May 31,
                                           ----------------
                                            2002      2001
                                           ------    ------
      Net income                           $1,466    $   71

      Change in valuation allowance for
       available-for-sale investments        (174)       -

      Foreign currency translation
       adjustments                             -        (84)
                                           ------    ------
      Comprehensive income (loss)          $1,292    $  (13)
                                           ======    ======




Note 7 - CONCENTRATION OF RISK

     A significant percentage of sales and accounts receivable relate to a small number of customers, as summarized below.

     Sales to significant customers as a percent of consolidated sales are as follows:

                          Three months ended
                                May 31,
                           -----------------
             Customer       2002       2001
             --------      ------     ------
                A           50.6%      10.1%
                B            5.4%      35.2%
                C             -        21.7%
                D             .3%      16.9%
                E            5.9%        -

     Accounts receivable from significant customers as a percent of consolidated net accounts receivable are as follows:

                           May 31,    Feb. 28,
                             2002       2002
                           ------      -----
                A           47.2%      39.6%
                B            1.0%      30.0%
                C             -          -
                D             -         8.5%
                E           13.0%        -

      Customers A, B, D and E are Satellite customers, while C is a Wireless Access customer.


Note 8 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three months ended May 31, 2002 and 2001 is as follows (in thousands):

Three months ended May 31, 2002:
                                             Wireless     General
                                 Satellite    Access     Corporate    Total
                                 --------    --------    --------    -------
 Sales                            $19,474     $ 3,008                $22,482
 Gross profit                     $ 4,828     $ 1,016                $ 5,844
 Gross margin                        24.8%       33.8%                  26.0%
 Income (loss) from continuing
  operations before income taxes  $ 3,731     $  (318)   $(1,051)    $ 2,362


Three months ended May 31, 2001:
                                             Wireless     General
                                 Satellite    Access     Corporate    Total
                                 --------    --------    --------    -------
 Sales                            $14,285     $ 6,517                $20,802
 Gross profit                     $ 2,340     $ 2,439                $ 4,779
 Gross margin                        16.4%       37.4%                  23.0%
 Income (loss) from continuing
  operations before income taxes  $ 1,474     $ 1,011    $(2,354)    $   131




Note 9 - LEGAL MATTERS

Yourish class action and RLI Insurance Company litigation:

     On March 29, 2000 the Company and the individual defendants (certain present and former officers and directors of the Company) reached a settlement in the matter entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569 shortly after trial commenced in the Superior Court for the State of California, County of Ventura. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement valued at approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 28, 2000, and the remaining $1.5 million was expected to be funded by the Company's director and officer liability insurance carriers. The common stock portion of the settlement was originally accrued at $7.5 million, or $40 per share, which share price was based on the trading range of the Company's common stock at the time the settlement agreement was reached. By Order dated September 14, 2000, the Court approved the terms of the settlement and dismissed the action with prejudice.

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

     In March 2002, T.I.G. notified the Company that it intends to seek a refund of its $1 million settlement contribution made under a reservation of rights. As discussed above, the Company had previously accrued a reserve of $800,000 for the refund contingently payable to T.I.G. Consequently, at February 28, 2002 the Company accrued an additional $200,000 for the contingent refund payable to T.I.G.

     The Company's condensed consolidated balance sheet at May 31, 2002 includes an accrued liability of $5.0 million related to the Yourish settlement, which amount represents the remaining 121,875 shares still to be issued, valued at $33.063 per share, and the $1 million reserved for the contingent refund payable to T.I.G. Pursuant to the terms of the court-approved settlement, the Company cannot issue the remaining shares of common stock under the settlement until instructions are received from plaintiffs' counsel.

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

     In December 2001, the parties reached an agreement to settle both the class action litigation and the shareholder derivative lawsuit for the aggregate sum of $1.5 million, subject to final Court approval. Of this amount, the Company's primary directors and officers liability insurance carrier agreed to contribute $575,000 toward the settlement, which amount was paid in December 2001, and agreed to withdraw its policy rescission
lawsuit.   The Company accrued its $925,000 share of the settlement in the fiscal year ended February 28, 2002. Of this amount, $425,000 was paid by the Company in December 2001, and the remaining $500,000 is to be paid once the Court approves the settlement. At the Company's option, this final settlement installment of $500,000 may be paid in the form of cash or Common Stock. The Stipulation of Settlement seeking preliminary Court approval of the settlement was filed with the Court in May 2002. The Court granted its preliminary approval on June 6, 2002, ordered that notice be given to the class and scheduled a hearing date on October 7, 2002 for final approval of the settlement agreement.

Investigation by the Securities and Exchange Commission:

     In May 2001, the Company announced that it had received notice from the Securities and Exchange Commission (SEC) that the SEC was conducting an informal inquiry into the circumstances that caused the Company to announce that it would be restating earnings for fiscal year 2000 and certain interim quarters of fiscal year 2001. Subsequently, the Company learned that the SEC adopted an order directing a private investigation and designating officers to take testimony. The Company has provided the SEC with documents and testimony and expects to continue cooperating with the SEC in connection with its investigation.


Note 10 - NEW AUTHORITATIVE PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 on March 3, 2002 (i.e., the first day of fiscal 2003). The adoption of SFAS 141 will not have a material effect on the Company's results of operations, financial position or liquidity.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with SFAS 144 (see below). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on March 3, 2002. As a result of adopting SFAS 142, beginning in fiscal 2003 the Company no longer records amortization on goodwill of approximately $270,000 per year.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 in March 2003. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

     In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company adopted SFAS 144 on March 3, 2002. The adoption of SFAS 144 did not have a material effect on the Company's results of operations, financial position or liquidity.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, inventory valuation, product warranties and the deferred tax asset valuation allowance. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 7 to the accompanying condensed consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for approximately 62% of the Company's sales in the three months ending May 31, 2002. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally considers that inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of sales. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

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

     Deferred Income Tax Asset Valuation Allowance

     The deferred income tax asset reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed. If in the future a portion or all of the valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will either increase additional paid-in capital or decrease the income tax provision, depending on the nature of the underlying deferred tax asset. Alternatively, if in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision. At May 31, 2002, the Company's net deferred income tax asset was $4,435,000, which amount is net of a valuation allowance of $7,133,000. Approximately $4.0 million of the valuation allowance at May 31, 2002 is related to a tax asset generated upon the exercise of non-qualified stock options and, in general, these are the tax benefits which are being recognized first. Any future reduction of this portion of the valuation allowance will result in the tax benefit being recorded as an increase in additional paid-in capital. If and when this portion of the valuation allowance is completely eliminated, any further reductions of the valuation allowance will be recognized as an income tax benefit.


RESULTS OF OPERATIONS

     Sales

     Total sales for the three months ended May 31, 2002 were $22,482,000, compared to $20,802,000 for the same period in the previous fiscal year. Sales of Satellite products increased $5,189,000, or 36%, from $14,285,000 to $19,474,000. Sales of Wireless Access products decreased $3,509,000, or 54%, from $6,517,000 to $3,008,000.

     Sales of the Satellite segment increased primarily as a result of the acquisition of the Kaul-Tronics satellite antenna business on April 5, 2002, as further described in Note 2 to the accompanying financial statements.
The Kaul-Tronics business generated approximately $3 million of revenues for the Satellite business segment during April and May 2002.

     The decline in sales of Wireless Access products compared to the prior year is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of second generation non-line of sight products. Although Wireless Access sales in the latest quarter increased 10% on a sequential quarter basis, the Company does not anticipate that its Wireless Access sales will increase appreciably until the development of second generation non-line of sight two-way transceiver products is completed, and until wireless access service providers resume the expansion of their subscriber bases.

     Gross Profit and Gross Margins

     Gross profit for the three months ended May 31, 2002 was $5,844,000, up 22% from $4,779,000 for the comparable period of the prior year.
Consolidated gross margin increased from 23.0% to 26.7%. The increase in consolidated gross margin is attributable primarily to higher gross margins for Satellite products.

     Gross margin for Satellite products improved to 24.8% in the three months ended May 31, 2002 from 16.4% in the first three months of last fiscal year. Satellite gross margin improved primarily because of a more favorable mix of Satellite products and higher sales volume, which resulted in improved manufacturing efficiencies compared to the first quarter of last year.

     Gross margin for Wireless Access products declined to 33.8% in the three months ended May 31, 2002, from 37.4% in the first three months of last fiscal year. The Wireless Access gross margin declined principally due to the decline in sales as discussed above.

     See also Note 8 to the accompanying unaudited condensed consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense increased slightly to $1,701,000 in the latest quarter from $1,661,000 last year. Selling expense increased by 15% from $634,000 in the three months ended May 31, 2001 to $730,000 in the three months ended May 31, 2002 due primarily to the acquisition of the Kaul-Tronics business in early April 2002.

     General and administrative expense of $1,050,000 in the latest quarter decreased 55% from $2,343,000 in the first quarter of last year. This decrease was due primarily to expenses of $950,000 incurred in last year's first quarter in connection with the restatement of the Company's fiscal 2000 and fiscal 2001 interim financial statements. Also contributing to the decrease is the fact that general and administrative expense in the latest quarter includes a gain of $148,000 on sale of equipment.

     Non-operating Expense, Net

     Non-operating expense, net declined from $10,000 in the first quarter of last year to $1,000 in the latest quarter.

     Income from Continuing Operations Before Income Taxes

     Income from continuing operations before income taxes in the latest quarter was $2,362,000 compared to $131,000 in the first quarter of last year. This increase is primarily attributable to the $1,065,000 increase in gross profit and the $1,145,000 decrease in general and administrative expenses, as discussed above.

     Income Tax Provision

     The effective income tax rate was 37.9% and 30.5% in the three months ended May 31, 2002 and 2001, respectively.

	During the three months ended May 31, 2002, the Company recognized income tax benefits of $1,591,000 associated with tax deductions on non-qualified employee stock options which were exercised in prior years. These tax benefits were recognized by reducing the deferred tax asset valuation allowance by $1,591,000, with a corresponding increase in additional paid-in capital. The deferred tax asset valuation allowance was established in fiscal years 2000 and 2001, years during which a significant number of non-qualified stock options were exercised, because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred tax benefits arising from the stock option tax deductions would be realized in the future. Based on profitable operations in fiscal 2002 and in the first quarter of fiscal 2003, and on management's internal forecast of expected operating results over the next several quarters, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax benefits of $4,435,000, and accordingly the deferred tax asset valuation allowance was reduced during the latest quarter as discussed above.

     Net Income

     Net income, for reasons outlined above, increased from $71,000 in the first quarter of last year to $1,466,000 in the latest quarter.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $19,604,000 at May 31, 2002, and its working capital line of credit with a bank. During the three months ended May 31, 2002, cash and cash equivalents declined by $3,552,000. This decrease consisted of cash used for the acquisition of Kaul-Tronics of $16,588,000, partially offset by the $12 million proceeds from a new bank term loan, cash provided by operating activities of $1,030,000, and all other activity during the quarter which had a net cash inflow effect of $6,000.

     Components of operating working capital increased by $1,886,000 during the three months ended May 31, 2002 comprised of a $2,036,000 increase in accounts receivable, partially offset by a net decrease of $150,000 in all other components of operating working capital.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2003 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     In April 2002, the Company's working capital line of credit with its bank was increased from $8 million to $13 million. In that same month, the Company borrowed $12 million on the working capital line to partially fund the acquisition of Kaul-Tronics. In addition, the Company used approximately $4.6 million of its existing cash and issued 929,086 shares of its common stock to pay for the Kaul-Tronics acquisition. In May 2002, the $12 million outstanding balance on the working capital line of credit was repaid in full from the proceeds of a new $12 million bank term loan. Also, the maturity date of the working capital line was extended from August 2, 2002 to August 2, 2005. At May 31, 2002 and at the present time, there are no outstanding borrowings under the $13 million working capital line of credit. Of this amount, $12 million is available for borrowing and the remaining $1 million of the working capital line is reserved for an outstanding standby letter of credit.

     The $12 million bank term loan bears interest at LIBOR plus 2.0% or the bank's prime rate. Future maturities of this new term loan are $200,000 per month, or $2.4 million annually, beginning in April 2003 and continuing through March 2008.

     At May 31, 2002, the Company had contractual cash obligations, consisting of future maturities of debt (including the $12 million term loan referred to above) and operating lease commitments, of approximately $1,250,000 during the remainder of fiscal 2003, amounts in fiscal years 2004 through fiscal 2008 ranging from $2.4 million to $3.9 million annually, and $200,000 in fiscal 2009, for a grand total of $17.7 million.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations over the next twelve months.


NEW AUTHORITATIVE PRONOUNCEMENTS

    Reference is made to Note 10 of the accompanying unaudited condensed consolidated financial statements for a description of new authoritative accounting pronouncements.


SAFE HARBOR STATEMENT

     Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, lack of product diversification, dependence upon a small number of customers, highly competitive markets, rapid technology changes affecting the Company's wireless access business, and other risks and uncertainties that are described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on May 31, 2002, copies of which may be obtained from the Company upon request, or directly from the SEC's website at http://www.sec.gov/. Such risks and uncertainties could cause future results to differ materially from historical results or from results presently anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At May 31, 2002, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at May 31, 2002, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

     A portion of the Company's operations consists of investments in foreign subsidiaries. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates. However, the Company believes that it does not have material foreign currency exchange rate risk since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars, and material purchases from foreign suppliers are typically also denominated in U.S. dollars. Additionally, the functional currency of the Company's foreign subsidiaries is the U.S. dollar.

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at May 31, 2002.



                     PART II.  OTHER INFORMATION


ITEM 1.	 LEGAL PROCEEDINGS

     See Note 8 to the accompanying condensed consolidated financial statements for a description of pending legal proceedings.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    None.


b.  Reports on Form 8-K:

    On April 19, 2002, a Form 8-K was filed which disclosed a change in the Company's certifying public accountant.

    On April 22, 2002, a Form 8-K was filed which disclosed the acquisition of substantially all of the assets, properties and business of Kaul-Tronics, Inc. and two affiliated companies.





                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         July 16, 2002                         /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President Finance & CFO
                                               (Principal Financial Officer)