Form 10-Q
period 2002-08-31
CALIFORNIA AMPLIFIER INC
filed 2002-10-01
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 31, 2002
                                          -----------------

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


The registrant had 14,720,312 shares of Common Stock outstanding as of September 30, 2002.





                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands except par value amounts)

                                                   August 31,     February 28,
                                                      2002           2002
                                                    --------       --------
                    Assets
Current assets:
  Cash and cash equivalents                         $ 23,507        $ 23,156
  Accounts receivable, less allowance for doubtful
   accounts of $480 and $417, respectively            11,236           8,219
  Inventories, net                                     7,877           9,472
  Deferred income tax asset, net                       4,870           3,580
  Prepaid expenses and other current assets            1,076           1,312
                                                    --------        --------
     Total current assets                             48,566          45,739

Property and equipment, at cost, net of
 accumulated depreciation and amortization            10,153           7,375
Goodwill                                              20,992           3,287
Other assets                                             894             287
                                                    --------        --------
                                                    $ 80,605        $ 56,688
                                                    ========        ========

    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  1,962        $    917
  Accounts payable                                     5,981           5,713
  Accrued payroll and employee benefits                2,183           1,870
  Other accrued liabilities                            2,565           6,980
                                                    --------        --------
     Total current liabilities                        12,691          15,480
                                                    --------        --------
Long-term debt, less current portion                  14,100           3,628
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 14,720 and 13,630 shares issued
    and outstanding, respectively                        147             136
  Additional paid-in capital                          40,717          27,569
  Retained earnings                                   13,960          10,676
  Accumulated other comprehensive loss                (1,010)           (801)
                                                    --------        --------
     Total stockholders' equity                       53,814          37,580
                                                    --------        --------
                                                    $ 80,605        $ 56,688
                                                    ========        ========

           See notes to unaudited consolidated financial statements.


                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended        Six Months Ended
                                      August 31,              August 31,
                                 -------------------     -------------------
                                   2002        2001        2002        2001
                                 -------     -------     -------     -------
Sales                            $27,526     $24,654     $50,008     $45,456
Cost of goods sold                21,171      18,502      37,809      34,525
                                 -------     -------     -------     -------
Gross profit                       6,355       6,152      12,199      10,931
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         1,723       2,059       3,424       3,720
  Selling                            744         592       1,474       1,226
  General and administrative       1,052       2,775       2,102       5,118
                                 -------     -------     -------     -------
Total operating expenses           3,519       5,426       7,000      10,064
                                 -------     -------     -------     -------
Operating income                   2,836         726       5,199         867

Other income (expense), net          (79)         11         (80)          1
                                 -------     -------     -------     -------
Income from continuing operations
 before income taxes               2,757         737       5,119         868

Income tax provision                (939)       (272)     (1,835)       (312)
                                 -------     -------     -------     -------
Income from continuing operations  1,818         465       3,284         556

Loss from discontinued
 operations, net of tax              -            (5)        -           (25)

Gain on sale of discontinued
 operations, net of tax              -         1,615         -         1,615
                                 -------     -------     -------     -------
Net income                       $ 1,818     $ 2,075     $ 3,284     $ 2,146
                                 =======     =======     =======     =======

Basic earnings per share:
  Continuing operations          $  0.12     $  0.03     $  0.23     $  0.04
  Discontinued operation              -         0.12          -         0.12
                                 -------     -------     -------     -------
                                 $  0.12     $  0.15     $  0.23     $  0.16
                                 =======     =======     =======     =======
Diluted earnings per share:
  Continuing operations          $  0.12     $  0.03     $  0.22     $  0.04
  Discontinued operation              -         0.12          -         0.11
                                 -------     -------     -------     -------
                                 $  0.12     $  0.15     $  0.22     $  0.15
                                 =======     =======     =======     =======
Shares used in per share
 calculations:
   Basic                          14,720      13,723      14,547      13,723
   Diluted                        14,914      14,000      14,835      13,979


          See notes to unaudited consolidated financial statements.



                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (In thousands)
                                                         Six Months Ended
                                                            August 31,
                                                       ---------------------
                                                        2002          2001
                                                       -------       -------
Cash flows from operating activities:
  Net income                                           $ 3,284       $ 2,146
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        1,824         1,873
    Gain on sale of equipment                             (148)          -
    Increase in equity associated with tax
     benefit from exercise of stock options              2,972         1,072
    Deferred tax assets, net                            (1,290)         (821)
    Gain on sale of discontinued operations                -          (1,615)
    Changes in operating assets and liabilities:
      Accounts receivable                               (3,017)         (330)
      Inventories                                        2,625           269
      Prepaid expenses and other assets                   (230)         (246)
      Accounts payable                                     268         4,119
      Accrued payroll and other accrued liabilities       (566)         (377)
                                                       -------       -------
Net cash provided by operating activities                5,722         6,090
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (702)         (880)
  Proceeds from sale of property and equipment             299            14
  Acquisition of Kaul-Tronics                          (16,558)           -
  Net proceeds from sale of discontinued operation         -           3,231
                                                       -------       -------
Net cash provided by (used in) investing activities    (16,991)        2,365
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                          12,000            -
  Repayments of long-term debt                            (483)          (86)
  Proceeds from exercise of stock options                  103             3
                                                       -------       -------
Net cash provided by (used in) financing activities     11,620           (83)
                                                       -------       -------
Effect of foreign exchange rate changes                     -           (129)
                                                       -------       -------
Net change in cash and cash equivalents                    351         8,243
Cash and cash equivalents at beginning of period        23,156         9,778
                                                       -------       -------
Cash and cash equivalents at end of period             $23,507       $18,021
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   257       $   179
  Income taxes paid                                    $   170       $   142

Non-cash activities:
  Issuance of common stock as partial consideration
   for acquisition of Kaul-Tronics                     $ 6,054            -
  Increase in valuation allowance for
   available-for-sale investment                       $   209            -
  Issuance of common stock to reduce
   accrued liability                                   $ 4,030            -

          See notes to unaudited consolidated financial statements.


                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      Six Months Ended August 31, 2002


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

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2002 and its results of operations and cash flows for the three and six months ended August 31, 2002 and 2001. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2002 fell on March 2, 2002. The actual interim periods ended on August 31, 2002 and September 1, 2001. In the accompanying consolidated financial statements, the 2002 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 31, 2002.


Note 2 - ACQUISITION

     On April 5, 2002, the Company acquired substantially all of the assets, properties and business of Kaul-Tronics, Inc., a Wisconsin corporation, and two affiliated companies (collectively, "Kaul-Tronics"). The results of Kaul-Tronics' operations have been included in the Company's consolidated financial statements since that date. The operations acquired by the Company involve primarily the design and manufacture of satellite antenna dishes used in the DBS industry. The satellite antenna dishes of the type produced by Kaul-Tronics, and the downconverter/amplifier devices ("LNBFs") of the type produced by the Company, together comprise the outdoor portion of customer premise equipment for DBS television reception. In calendar year 2001, Kaul-Tronics had revenues of approximately $36 million and pretax income of $4.8 million. Kaul-Tronics' 2001 revenues included approximately $12 million of LNBFs of the type produced by the Company.

     The total acquisition cost was $22,642,000, consisting of a cash payment to the sellers of $16,063,000, issuance to the sellers of 929,086 shares of the Company's common stock valued at $6,054,000, and $525,000 for direct costs of the acquisition including legal, accounting and financial advisory fees. The acquisition gave rise to goodwill of $17,705,000, which was assigned to the Company's Satellite business segment. The value of the common shares issued was determined based on the average closing price of the Company's common stock during the six trading day period beginning two trading days before the acquisition was agreed to and ending two trading days after the terms of the acquisition were announced.

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

     Following is a computation of the goodwill arising from this acquisition (in thousands):

    Total acquisition costs                                 $22,642

    Fair value of net assets acquired:
      Inventory                                      $1,030
      Prepaid expenses                                    4
      Property and equipment                          3,998
      Non-compete agreements                            400
      Accrued liabilities assumed                      (495)
                                                    -------
        Total fair value of net assets acquired               4,937
                                                            -------
    Goodwill                                                $17,705
                                                            =======

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", which the Company adopted effective at the beginning of fiscal 2003, goodwill which arose from this transaction will not be amortized. Instead, goodwill will be evaluated on an annual basis for impairment. None of the goodwill arising from this acquisition is expected to be deductible for income taxes.

     The following pro forma information is presented as if the acquisition had occurred at the beginning of each of the respective periods (in thousands):
                                 Six Months Ended         Six Months Ended
                                  August 31, 2002          August 31, 2001
                               --------------------     --------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    --------
      Sales                     $50,009     $52,635      $45,456     $64,276

      Income from continuing
       operations               $ 3,284     $ 3,431      $   556     $ 2,123

      Income from continuing
       operations per share:
        Basic                   $   .23     $   .23      $   .04     $   .14
        Diluted                 $   .22     $   .23      $   .04     $   .14

The "as reported" amounts for the six months ended August 31, 2002 include the operating results of Kaul-Tronics for the five months since the April 5, 2002 acquisition date. Pro forma adjustments for the six month period ended August 31, 2002 consist mainly of adding Kaul-Tronics' results for the month of March 2002. Because Kaul-Tronics had a different fiscal year-end than the Company, pro forma adjustments for the six months ended August 31, 2001 include Kaul-Tronics' results for the six months ended September 30, 2001.


Note 3 - DISCONTINUED OPERATIONS

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

     Micro Pulse was the sole operating unit comprising the Company's Antenna segment. Accordingly, operating results for Micro Pulse have been presented in the accompanying consolidated statements of income as a discontinued operation, and are summarized as follows (in thousands):

                                         Period ended
                                        August 31, 2001
                                       -----------------
                                       Three       Six
                                       months     months
                                       ------     ------
  Sales                                $1,226     $2,556
                                       ======     ======
  Operating loss                       $  (51)    $ (105)
                                       ======     ======
  Loss from discontinued
   operations, net of tax              $   (5)    $  (25)
                                       ======     ======


Note 4 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                           August 31,     February 28,
                                              2002           2002
                                             ------         ------
          Raw materials and subassemblies    $ 5,585        $6,163
          Finished goods                       2,292         3,309
                                              ------        ------
                                             $ 7,877        $9,472
                                              ======         =====


Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the six months ended August 31, 2002 are as follows:

         Balance as of February 28, 2002     $  3,287
         Goodwill acquired in April 2002       17,705
                                              -------
         Balance as of August 31, 2002       $ 20,992
                                              =======

     All goodwill is associated with the Company's Satellite business segment.

     For the three and six months ended August 31, 2001, income from continuing operations and income from continuing operations per share adjusted to exclude goodwill amortization expense is as follows:




                                  Three months ended    Six months ended
                                    August 31, 2001      August 31, 2001
                                       --------            --------
  Income from continuing
   operations as reported              $465,000            $556,000
  Add back goodwill amortization         73,000             146,000
                                        -------             -------
  Income from continuing
   operations as adjusted              $538,000            $702,000
                                        =======             =======
  Income from continuing
   operations per share:
     Basic -
       As reported                         $.03                $.04
       As adjusted                         $.04                $.05

     Diluted -
       As reported                         $.03                $.04
       As adjusted                         $.04                $.05

     At August 31, 2002, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics purchase (Note 2) was $400,000 and $44,000, respectively. The covenants not to compete, which are included in other assets in the accompanying consolidated balance sheet at August 31, 2002, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


Note 6 - INCOME TAXES

     The effective income tax rate was 34.1% and 36.9% in the three months ended August 31, 2002 and 2001, respectively. For the six month period, the effective income tax rate was 35.8% and 35.9% in 2002 and 2001, respectively.

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

     At February 28, 2002, the deferred tax asset valuation allowance was $8,724,000. Of this amount, approximately $5.6 million represented reserved tax benefits associated with the exercise of non-qualified stock options in years prior to fiscal 2002 and, in general, these are the tax benefits which are being recognized first.

     Based on profitable operations in fiscal 2002 and in the first six months of fiscal 2003, and on management's internal forecast of expected operating results over the next several quarters, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax benefits of $4,870,000, and accordingly the deferred tax asset valuation allowance was reduced by $2,972,000 during the latest six month period with a corresponding increase in additional paid-in capital.


Note 7 - EARNINGS PER SHARE

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

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is not antidilutive, of the Company's outstanding employee stock options. The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                     Three months ended     Six months ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2002      2001        2002      2001
                                      ------    ------      ------    ------
  Weighted average number of
   common shares outstanding          14,651    13,601      14,451    13,601

  Shares issuable for legal
   settlement                             70       122          96       122
                                      ------    ------      ------    ------
     Basic weighted average number
      of common shares outstanding    14,720    13,723      14,547    13,723

  Effect of dilutive securities:
    Stock options                        194       277         288       256
                                      ------    ------      ------    ------
     Diluted weighted average number
      of common shares outstanding    14,914    14,000      14,835    13,979
                                      ======    ======      ======    ======

     Options to purchase approximately 1,236,000 shares of Common Stock at prices ranging from $4.72 to $50.56 were outstanding at August 31, 2002 but were not included in the computation of diluted earnings per share for the three and six months then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive. For the same reason, options outstanding at August 31, 2001 to purchase approximately 934,000 shares of Common Stock at prices ranging from $5.69 to $50.56 were excluded from the computation of diluted earnings per share for the three and six months then ended.


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and six months ended August 31, 2002 and 2001 (in thousands):
                                     Three months ended     Six months ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2002      2001        2002      2001
                                      ------    ------      ------    ------
 Net income                           $1,818    $2,075      $3,284    $2,146
 Change in valuation allowance for
  available-for-sale investments         (35)       -         (209)       -
 Foreign currency translation
  adjustments                             -        (45)         -       (129)
                                      ------    ------      ------    ------
 Comprehensive income                 $1,783    $2,030      $3,075    $2,017
                                      ======    ======      ======    ======


Note 9 - CONCENTRATION OF RISK

     A significant percentage of sales and accounts receivable relate to a small number of customers, as summarized below. Customers A, B, D, E and F are Satellite customers, while C is a Wireless Access customer.

     Sales to significant customers as a percent of consolidated sales are as follows:
                          Three months ended     Six months ended
                              August 31,             August 31,
                           ----------------      ----------------
             Customer       2002      2001        2002      2001
             --------      ------    ------      ------    ------
                A           47.2%     10.6%       48.7%     15.2%
                B            8.5%     18.4%        7.1%     34.5%
                C             -        7.3%         -       17.2%
                D             -        7.7%         .1%     15.5%
                E            8.4%       -          7.3%       -
                F            7.4%       -          4.9%       -

     Accounts receivable from significant customers as a percent of consolidated net accounts receivable are as follows:

                           Aug. 31, 2002    Feb. 28, 2002
                              --------          -------
                A                49.8%           39.6%
                B                 9.8%           30.0%
                C                  -               -
                D                  -              8.5%
                E                16.1%             -
                F                10.6%             -


Note 10 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three and six months ended August 31, 2002 and 2001 is as follows (in thousands):

Three months ended August 31, 2002:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $24,640     $ 2,886                $27,526
 Gross profit                     $ 5,463     $   892                $ 6,355
 Gross margin                        22.2%       30.9%                  23.1%
 Income (loss) from continuing
  operations before income taxes  $ 4,300     $  (412)   $(1,131)    $ 2,757


Three months ended August 31, 2001:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $18,730     $ 5,924                $24,654
 Gross profit                     $ 3,902     $ 2,250                $ 6,152
 Gross margin                        20.8%       38.0%                  25.0%
 Income (loss) from continuing
  operations before income taxes  $ 2,962     $  (624)   $(1,601)    $   737


Six months ended August 31, 2002:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $44,114     $ 5,894                $50,008
 Gross profit                     $10,291     $ 1,908                $12,199
 Gross margin                        23.3%       32.4%                  24.4%
 Income (loss) from continuing
  operations before income taxes  $ 8,030     $  (729)   $(2,182)    $ 5,119


Six months ended August 31, 2001:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $33,015     $12,441                $45,456
 Gross profit                     $ 6,242     $ 4,689                $10,931
 Gross margin                        18.9%       37.7%                  24.0%
 Income (loss) from continuing
  operations before income taxes  $ 4,436     $   387    $(3,955)    $   868


Note 11 - LEGAL MATTERS

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

     The remaining 121,875 shares of common stock, previously accrued as part of the Yourish legal settlement at $33.063 per share, were issued on July 24, 2002, upon receipt of instructions from plaintiffs' counsel.

     The Company's consolidated balance sheet at August 31, 2002 includes an accrued liability of $1 million for the contingent refund payable to T.I.G.

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

Investigation by the Securities and Exchange Commission:

     In May 2001, the Company announced that it had received notice from the Securities and Exchange Commission (SEC) that the SEC was conducting an informal inquiry into the circumstances that caused the Company to announce that it would be restating earnings for fiscal year 2000 and certain interim quarters of fiscal year 2001. Subsequently, the Company learned that the SEC adopted an order directing a private investigation and designating certain officers to take testimony. The Company has provided the SEC with documents and testimony and expects to continue cooperating with the SEC in connection with its investigation.


Note 12 - NEW AUTHORITATIVE PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the purchase method of accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 on March 3, 2002 (i.e., the first day of fiscal 2003). The adoption of SFAS 141 did not have a material effect on the Company's results of operations, financial position or liquidity.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company's current financial position and results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for approximately 63% of the Company's sales in the six months ending August 31, 2002. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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



     Deferred Income Tax Asset Valuation Allowance

     The deferred income tax asset reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed. If in the future a portion or all of the valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will either increase additional paid-in capital or decrease the income tax provision, depending on the nature of the underlying deferred tax asset. Alternatively, if in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision. At August 31, 2002, the Company's net deferred income tax asset was $4,870,000, which amount is net of a valuation allowance of $5,752,000. Approximately $2.6 million of the valuation allowance at August 31, 2002 is related to a tax asset generated upon the exercise of non-qualified stock options and, in general, these are the tax benefits which are being recognized first. Any future reduction of this portion of the valuation allowance will result in the tax benefit being recorded as an increase in additional paid-in capital. If and when this portion of the valuation allowance is completely eliminated, any further reductions of the valuation allowance will be recognized as an income tax benefit.

RESULTS OF OPERATIONS

     Sales

     Total sales for the three months ended August 31, 2002 were $27,526,000, compared to $24,654,000 for the same period in the previous fiscal year. Sales of Satellite products increased $5,910,000, or 32%, from $18,730,000 to $24,640,000. Sales of Wireless Access products decreased $3,038,000, or 51%, from $5,924,000 to $2,886,000.

     Total sales for the six months ended August 31, 2002 increased by $4,552,000 from $45,456,000 to $50,008,000. Sales of Satellite products increased $11,099,000, or 34%, from $33,015,000 to $44,114,000.  Sales of
Wireless Access products decreased $6,547,000, or 53%, from $12,441,000 to $5,894,000.

     Sales of the Satellite segment increased primarily as a result of the acquisition of the Kaul-Tronics satellite antenna business on April 5, 2002, as further described in Note 2 to the accompanying financial statements.
The acquired Kaul-Tronics business accounted for approximately $4.5 million and $7.5 million of Satellite segment revenues during the three and six months ended August 31, 2002, respectively. The remainder of the increased Satellite revenue in these periods is attributable to higher unit sales of low-noise block feed (LNBF) downconverter/amplifier products.

     The decline in sales of Wireless Access products compared to the prior year is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of second generation non-line of sight products. On a sequential quarter basis, Wireless Access sales in the latest quarter were relatively unchanged from the preceding two quarters. The Company does not anticipate that its Wireless Access sales will increase appreciably until the development of second generation non-line of sight two-way transceiver products is completed, and until wireless access service providers resume the expansion of their subscriber bases.

     Gross Profit and Gross Margins

     Gross profit for the three months ended August 31, 2002 was $6,355,000, up about 3% from the $6,152,000 gross profit in the comparable period of the prior year. Gross margin decreased from 25.0% to 23.1%. The decrease in gross margin is attributable primarily to lower sales of Wireless Access products.

     Gross profit for the six months ended August 31, 2002 increased by $1,268,000, or 12%, to $12,199,000 from $10,931,000 in the first six months of last year. Gross margin improved from 24.0% last year to 24.4% in the first six months of this year. The small increase in overall gross margin is the net result of higher gross margins for Satellite products and lower Wireless Access gross margins due to lower sales.

     Gross margins for Satellite products improved to 22.2% and 23.3%, respectively, in the three and six months ended August 31, 2002, from 20.8% and 18.9%, respectively, in the second quarter and first six months of last fiscal year. Satellite gross margin improved primarily because of increased volume, a more favorable mix of Satellite products compared to last year, and cost reductions.

     Gross margins for Wireless Access products declined to 30.9% and 32.4%, respectively, in the three and six months ended August 31, 2002, from 38.0% and 37.7%, respectively, in the second quarter and first six months of last fiscal year. Wireless Access gross margins have declined principally due to the decline in sales and a change in product mix.

     See also Note 10 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense decreased by $336,000, or 16%, from $2,059,000 in the second quarter of last year to $1,723,000 in the latest quarter. For the six month year-to-date periods, research and development expense decreased $296,000 from $3,720,000 last year to $3,424,000 this year. These declines are primarily due to a reduced level of subcontracted product development costs of the Wireless Access business segment in the current three- and six-month periods compared to the prior year. During the quarter ended August 31, 2002, the Company cancelled a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing of large scale deployment for this technology is uncertain in the near-term future.

     Selling expense increased by 26% from $592,000 in the three months ended August 31, 2001 to $744,000 in the three months ended August 31, 2002. For the six month periods, selling expense increased 20% from $1,226,000 last year to $1,474,000 this year. These increases are attributable primarily to the acquisition of the Kaul-Tronics business in early April 2002.

     General and administrative expense in the latest quarter decreased 62% to $1,052,000 from $2,775,000 in the second quarter of last year. This decrease was due primarily to a provision of $1,162,000 for a doubtful accounts receivable balance from a Wireless Access customer recorded in last year's second quarter. For the six month periods, general and administrative expenses decreased by $3,016,000, or 59%, to $2,102,000 in 2002 from $5,118,000 in 2001. This decrease was primarily due to the aforementioned $1,162,000 provision for doubtful accounts receivable and to expenses of $950,000 incurred in the first quarter of last fiscal year in connection with the restatement of the Company's fiscal year 2000 and fiscal year 2001 interim financial statements.

     Non-operating Income (Expense), Net

     Non-operating income (expense) declined from $11,000 in the second quarter of last year to ($79,000) in the latest quarter due principally to higher interest expense associated with a new $12 million term loan which partially financed the acquisition of Kaul-Tronics in April 2002. Primarily for the same reason, non-operating income (expense) for the six month periods declined from $1,000 in 2001 to ($80,000) in 2002.

     Income from Continuing Operations before Income Taxes

     Income from continuing operations before income taxes in the latest quarter was $2,757,000 compared to $737,000 in the second quarter of last year. For the six month periods, income from continuing operations before income taxes was $5,119,000 in 2002 compared to $868,000 in 2001. This increase is primarily attributable to the $1,268,000 increase in gross profit and the $3,016,000 decrease in general and administrative expenses, as discussed above.

     Income Taxes

     The effective income tax rate was 34.1% and 36.9% in the three months ended August 31, 2002 and 2001, respectively. For the six month period, the effective income tax rate was 35.8% and 35.9% in 2002 and 2001, respectively.

	During the three and six months ended August 31, 2002, the Company recognized income tax benefits of $1,381,000 and $2,972,000, respectively, associated with tax deductions on non-qualified employee stock options which were exercised in prior years. These tax benefits were recognized by reducing the deferred tax asset valuation allowance in the aggregate amount of $2,972,000, with a corresponding increase in additional paid-in capital. The deferred tax asset valuation allowance was established in fiscal years 2000 and 2001, years during which a significant number of non-qualified stock options were exercised, because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred tax benefits arising from the stock option tax deductions would be realized in the future. Based on profitable operations in fiscal 2002 and in the first six months of fiscal 2003, and on management's internal forecast of expected operating results over the next several quarters, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax benefits of $4,870,000, and accordingly the deferred tax asset valuation allowance was reduced by $2,972,000 during the latest six month period as described above.

     Income from Continuing Operations

     Income from continuing operations, for the reasons discussed above, increased from $465,000 in the second quarter of last year to $1,1818,000 in the latest quarter. For the six month periods, income from continuing operations increased from $556,000 last year to $3,284,000 this year.

     Discontinued Operations

     As described further in Note 3 to the accompanying unaudited consolidated financial statements, the Company sold its 51% ownership interest in Micro Pulse during the second quarter of last year. A gain of $1,615,000 net of tax was recognized on this transaction.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $23,507,000 at August 31, 2002, and its working capital line of credit with a bank. During the six months ended August 31, 2002, cash and cash equivalents increased by $351,000. This increase consisted of the $12 million proceeds from a new bank term loan and cash provided by operating activities of $5,722,000, offset by cash used for the acquisition of Kaul-Tronics of $16,668,000, capital expenditures of $702,000, and all other activity during the quarter which had a net cash outflow effect of $1,000.

     Components of operating working capital increased by $920,000 during the six months ended August 31, 2002 comprised of a $3,017,000 increase in accounts receivable, a decrease of $2,625,000 in inventory, and a net increase of $528,000 in all other components of operating working capital. The accounts receivable increase is primarily the result of the acquisition in April 2002 of the Kaul-Tronics business, which accounted for approximately $4.5 million of Satellite segment revenues during the three months ended August 31, 2002.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2003 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     In April 2002, the Company's working capital line of credit with its bank was increased from $8 million to $13 million. In that same month, the Company borrowed $12 million on the working capital line to partially fund the acquisition of Kaul-Tronics. In addition, the Company used approximately $4.7 million of its existing cash and issued 929,086 shares of its common stock to pay for the Kaul-Tronics acquisition. In May 2002, the $12 million outstanding balance on the working capital line of credit was repaid in full from the proceeds of a new $12 million bank term loan. Also, the maturity date of the working capital line was extended from August 2, 2002 to August 2, 2005. At August 31, 2002 and at the present time, there are no outstanding borrowings under the $13 million working capital line of credit. Of this amount, $12 million is available for borrowing and the remaining $1 million of the working capital line is reserved for an outstanding standby letter of credit.

     The $12 million bank term loan bears interest at LIBOR plus 2.0% or the bank's prime rate. Future maturities of this new term loan are $200,000 per month, or $2.4 million annually, beginning in April 2003 and continuing through March 2008.

     At August 31, 2002, the Company had contractual cash obligations, consisting of future maturities of debt (including the $12 million term loan referred to above) and operating lease commitments, of approximately $840,000 during the remainder of fiscal 2003, amounts in fiscal years 2004 through fiscal 2008 ranging from $2.4 million to $3.9 million annually, and $200,000 in fiscal 2009, for a grand total of $17.3 million.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations over the next twelve months.

NEW AUTHORITATIVE PRONOUNCEMENTS

    Reference is made to Note 12 of the accompanying unaudited consolidated financial statements for a description of new authoritative accounting pronouncements.

SAFE HARBOR STATEMENT

     Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, lack of product diversification, dependence upon a small number of customers, highly competitive markets, rapid technology changes affecting the Company's wireless access business, and other risks and uncertainties that are described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission ("SEC") on August 30, 2002, copies of which may be obtained from the Company upon request, or directly from the SEC's website at http://www.sec.gov/. Such risks and uncertainties could cause future results to differ materially from historical results or from results presently anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At August 31, 2002, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at August 31, 2002, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

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


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

    Not applicable.



                     PART II.  OTHER INFORMATION


ITEM 1.	 LEGAL PROCEEDINGS

     See Note 11 to the accompanying consolidated financial statements for a description of pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2002 Annual Meeting of Stockholders held on July 18, 2002, the six incumbent directors stood for reelection to a one year term expiring at the fiscal 2003 Annual Meeting. All six of the director nominees were reelected. Following is a summary of the results of the director voting:

                                                  Votes
                                                Against or
                                   Votes For     Withheld     Unvoted
                                   --------      -------      -------
    Ira Coron                     13,305,562     684,654       608,221
    Richard Gold                  13,595,815     394,401       608,221
    Arthur Hausman                13,663,782     326,434       608,221
    Frank Perna                   11,933,359   2,056,857       608,221
    Thomas Ringer                 13,643,782     346,434       608,221
    Fred Sturm                    13,548,742     441,474       608,221




     In addition to the election of directors, the stockholders voted on two proposed amendments to the Company's 1999 Stock Option Plan, as described below. Following is a summary of the voting results on these two proposals, neither of which were approved by the stockholders:

                                                Votes
                                              Against or   Votes
                                   Votes For   Withheld  Abstained  Unvoted
                                   --------    -------    -------   -------
Amendment to the 1999 Stock Option
 Plan to increase the maximum
 number of stock options which
 can be granted each year          2,690,036  3,547,625   88,560   8,272,216

Amendment to the 1999 Stock Option
 Plan to increase the number of
 options granted to non-employee
 directors                         2,713,800  3,538,454   73,967   8,272,216


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    Reports on Form 8-K:

    On April 22, 2002, a Form 8-K was filed which disclosed the acquisition of substantially all of the assets, properties and business of Kaul-Tronics, Inc. and two affiliated companies. This Form 8-K was amended by the filing of a Form 8-K/A on June 19, 2002 to provide the required audited financial statements of the acquired business and the unaudited pro forma financial information for this acquisition.



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          October 1, 2002                    /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)




                               CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred M. Sturm, Chief Executive Officer of California Amplifier, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Amplifier, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          October 1, 2002                    /s/ Fred M. Sturm
     ------------------------            -----------------------------
            Date                          Fred M. Sturm
                                          Chief Executive Officer



CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard K. Vitelle, Chief Financial Officer of California Amplifier, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Amplifier, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          October 1, 2002                    /s/ Richard K. Vitelle
     ------------------------            -----------------------------
            Date                          Richard K. Vitelle
                                          Chief Financial Officer