Form 10-Q
period 2002-11-30
CALIFORNIA AMPLIFIER INC
filed 2002-12-20
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      November 30, 2002
                                          -----------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from            to
                                    -----------   ------------


                        Commission File Number:  0-12182


Exact Name of Registrant as
  Specified in Its Charter:     CALIFORNIA AMPLIFIER, INC.
                                --------------------------


            DELAWARE                               95-3647070
------------------------------                 ------------------
State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization:                 Identification No.



Address of Principal Executive Offices:        460 Calle San Pablo
                                               Camarillo, CA 93012

Registrant's Telephone Number:                 (805) 987-9000



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [X]  No [ ]


The registrant had 14,722,812 shares of Common Stock outstanding as of December 16, 2002.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands except par value amounts)

                                                  November 30,   February 28,
                                                      2002           2002
                                                    --------       --------
                    Assets
Current assets:
  Cash and cash equivalents                         $ 27,048        $ 23,156
  Accounts receivable, less allowance for doubtful
   accounts of $364 and $417, respectively             9,714           8,219
  Inventories, net                                    11,090           9,472
  Deferred income tax assets                           5,053           3,580
  Prepaid expenses and other current assets              922           1,312
                                                    --------        --------
     Total current assets                             53,827          45,739

Property and equipment, at cost, net of
 accumulated depreciation and amortization             9,566           7,375
Goodwill                                              20,992           3,287
Deferred income tax assets, less current portion       1,677             -
Other assets                                             856             287
                                                    --------        --------
                                                    $ 86,918        $ 56,688
                                                    ========        ========

    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  2,382        $    917
  Accounts payable                                     9,511           5,713
  Accrued payroll and employee benefits                2,055           1,870
  Other accrued liabilities                            2,436           6,980
                                                    --------        --------
     Total current liabilities                        16,384          15,480
                                                    --------        --------
Long-term debt, less current portion                  13,438           3,628
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 14,722 and 13,630 shares issued
    and outstanding, respectively                        147             136
  Additional paid-in capital                          43,146          27,569
  Retained earnings                                   14,865          10,676
  Accumulated other comprehensive loss                (1,062)           (801)
                                                    --------        --------
     Total stockholders' equity                       57,096          37,580
                                                    --------        --------
                                                    $ 86,918        $ 56,688
                                                    ========        ========


           See notes to unaudited consolidated financial statements.

                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended       Nine Months Ended
                                      November 30,            November 30,
                                 -------------------     -------------------
                                   2002        2001        2002        2001
                                 -------     -------     -------     -------
Sales                            $23,965     $32,756     $73,973     $78,212
Cost of goods sold                19,587      25,210      57,396      59,735
                                 -------     -------     -------     -------
Gross profit                       4,378       7,546      16,577      18,477
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         1,391       2,276       4,815       5,996
  Selling                            469         622       1,943       1,848
  General and administrative         902       1,739       3,004       6,857
                                 -------     -------     -------     -------
Total operating expenses           2,762       4,637       9,762      14,701
                                 -------     -------     -------     -------
Operating income                   1,616       2,909       6,815       3,776

Litigation settlement                -          (925)        -          (925)
Other income (expense), net          (79)         (4)       (159)         (3)
                                 -------     -------     -------     -------
Income from continuing operations
 before income taxes               1,537       1,980       6,656       2,848

Income tax provision                (632)       (628)     (2,467)       (940)
                                 -------     -------     -------     -------
Income from continuing operations    905       1,352       4,189       1,908

Loss from discontinued
 operations, net of tax              -           -           -           (25)

Gain on sale of discontinued
 operations, net of tax              -           -           -         1,615
                                 -------     -------     -------     -------
Net income                       $   905     $ 1,352     $ 4,189     $ 3,498
                                 =======     =======     =======     =======

Basic earnings per share:
  Continuing operations          $  0.06     $  0.10     $  0.29     $  0.14
  Discontinued operation              -          -            -         0.12
                                 -------     -------     -------     -------
                                 $  0.06     $  0.10     $  0.29     $  0.26
                                 =======     =======     =======     =======
Diluted earnings per share:
  Continuing operations          $  0.06     $  0.10     $  0.28     $  0.14
  Discontinued operation              -          -            -         0.11
                                 -------     -------     -------     -------
                                 $  0.06     $  0.10     $  0.28     $  0.25
                                 =======     =======     =======     =======
Shares used in per share
 calculations:
   Basic                          14,720      13,724      14,605      13,723
   Diluted                        14,850      13,906      14,840      13,955


          See notes to unaudited consolidated financial statements.

                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (In thousands)

                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                        2002          2001
                                                       -------       -------
Cash flows from operating activities:
  Net income                                           $ 4,189       $ 3,498
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        2,728         2,800
    Gain on sale of equipment                             (150)          -
    Increase in equity associated with tax
     benefit from exercise of stock options              5,395         1,823
    Deferred tax assets, net                            (3,150)         (939)
    Gain on sale of discontinued operations                -          (1,615)
    Changes in operating assets and liabilities:
      Accounts receivable                               (1,495)       (4,199)
      Inventories                                         (588)         (871)
      Prepaid expenses and other assets                   (122)          142
      Accounts payable                                   3,798         6,726
      Accrued payroll and other accrued liabilities       (823)        1,005
                                                       -------       -------
Net cash provided by operating activities                9,782         8,370
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (987)       (1,173)
  Proceeds from sale of property and equipment             301            14
  Acquisition of Kaul-Tronics                          (16,588)           -
  Net proceeds from sale of discontinued operation         -           3,231
                                                       -------       -------
Net cash provided by (used in) investing activities    (17,274)        2,072
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                          12,000            -
  Repayments of long-term debt                            (725)         (347)
  Proceeds from exercise of stock options                  109             6
                                                       -------       -------
Net cash provided by (used in) financing activities     11,384          (341)
                                                       -------       -------
Effect of foreign exchange rate changes                     -            (67)
                                                       -------       -------
Net change in cash and cash equivalents                  3,892        10,034
Cash and cash equivalents at beginning of period        23,156         9,778
                                                       -------       -------
Cash and cash equivalents at end of period             $27,048       $19,812
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   430       $   248
  Income taxes paid                                    $   209       $   282

Non-cash investing and financing activities:
  Issuance of common stock as partial consideration
   for acquisition of Kaul-Tronics                     $ 6,054            -
  Issuance of common stock to reduce
   accrued liability                                   $ 4,030            -


          See notes to unaudited consolidated financial statements.

                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     Nine Months Ended November 30, 2002


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

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2002 and its results of operations for the three and nine months ended November 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2002 fell on March 2, 2002. The actual interim periods ended on November 30, 2002 and December 1, 2001. In the accompanying consolidated financial statements, the 2002 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

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
                                                            =======

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"), which the Company adopted effective at the beginning of fiscal 2003, goodwill which arose from this transaction will not be amortized. Instead, goodwill will be evaluated on an annual basis for impairment. None of the goodwill arising from this acquisition is expected to be deductible for income taxes.

     The following pro forma information is presented as if the acquisition had occurred at the beginning of each of the respective periods (in thousands):
                                Nine Months Ended        Nine Months Ended
                                November 30, 2002        November 30, 2001
                               -------------------      -------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    --------
      Sales                     $73,973     $76,600      $78,212    $110,699

      Income from continuing
       operations               $ 4,189     $ 4,336      $ 1,908    $  4,460

      Income from continuing
       operations per share:
        Basic                   $   .29     $   .29      $   .14    $    .31
        Diluted                 $   .28     $   .29      $   .14    $    .30

The "as reported" amounts for the nine months ended November 30, 2002 include the operating results of Kaul-Tronics for the eight months since the April 5, 2002 acquisition date. Pro forma adjustments for the nine month period ended November 30, 2002 consist mainly of adding Kaul-Tronics' results for the month of March 2002. Because Kaul-Tronics had a different fiscal year-end than the Company, pro forma adjustments for the nine months ended November 30, 2001 include Kaul-Tronics' results for the nine months ended December 30, 2001.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                          November 30,   February 28,
                                              2002           2002
                                             ------         ------
          Raw materials and subassemblies    $ 8,888        $6,163
          Finished goods                       2,202         3,309
                                              ------        ------
                                             $11,090        $9,472
                                              ======         =====


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended November 30, 2002 are as follows (in thousands):

         Balance as of February 28, 2002     $  3,287
         Goodwill acquired in April 2002       17,705
                                              -------
         Balance as of November 30, 2002     $ 20,992
                                              =======

     All goodwill is associated with the Company's Satellite business segment.

     As a result of adopting SFAS 142 at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. Goodwill acquired in fiscal 2000 was, prior to fiscal 2003, being amortized at the rate of approximately $270,000 per year. For the three and nine months ended November 30, 2001, income from continuing operations and income from continuing operations per share adjusted to exclude goodwill amortization expense is as follows (in thousands except per share amounts):

                                           Periods ended
                                         November 30, 2001
                                      -----------------------
                                       Three            Nine
                                      months           months
                                      --------         -------
  Income from continuing
   operations as reported             $1,352           $1,908
  Add back goodwill amortization          57              203
                                       -----            -----
  Income from continuing
   operations as adjusted             $1,409           $2,111
                                       =====            =====
  Income from continuing
   operations per share:
     Basic -
       As reported                      $.10             $.14
       As adjusted                      $.10             $.15

     Diluted -
       As reported                      $.10             $.14
       As adjusted                      $.10             $.15

     At November 30, 2002, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics purchase (Note 2) was $400,000 and $70,000, respectively. The covenants not to compete, which are included in Other Assets in the accompanying consolidated balance sheet at November 30, 2002, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


Note 5 - INCOME TAXES

     The effective income tax rate was 41.1% and 31.7% in the three months ended November 30, 2002 and 2001, respectively. The increase in effective tax rate is attributable primarily to changes in the effective tax rate on foreign operations. For the nine month period, the effective income tax rate was 37.1% and 33.0% in 2002 and 2001, respectively.

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

     Based on profitable operations in fiscal 2002 and in the first nine months of fiscal 2003, and on management's internal forecast of future operating results, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax assets of $6,730,000, and accordingly the deferred tax asset valuation allowance was reduced by $5,395,000 during the latest nine month period with a corresponding increase in additional paid-in capital. At November 30, 2002, the current and non-current portions of the deferred tax assets were $5,053,000 and $1,677,000, respectively.


Note 6 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options.

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                    Three months ended     Nine months ended
                                        November 30,           November 30,
                                      ----------------      ----------------
                                       2002      2001        2002      2001
                                      ------    ------      ------    ------
  Weighted average number of
   common shares outstanding          14,720    13,602      14,541    13,601

  Shares issuable for legal
   settlement                             -        122          64       122
                                      ------    ------      ------    ------
     Basic weighted average number
      of common shares outstanding    14,720    13,724      14,605    13,723

  Effect of dilutive securities:
    Stock options                        130       182         235       232
                                      ------    ------      ------    ------
     Diluted weighted average number
      of common shares outstanding    14,850    13,906      14,840    13,955
                                      ======    ======      ======    ======

     Options to purchase approximately 1,976,000 shares of Common Stock at prices ranging from $3.88 to $50.56 were outstanding at November 30, 2002 but were not included in the computation of diluted earnings per share for the three and nine months then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive. For the same reason, options outstanding at November 30, 2001 to purchase approximately 1,320,000 shares of Common Stock at prices ranging from $4.52 to $50.56 were excluded from the computation of diluted earnings per share for the three and nine months then ended.


Note 7 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 30, 2002 and 2001 (in thousands):
                                    Three months ended     Nine months ended
                                        November 30,          November 30,
                                      ----------------      ----------------
                                       2002      2001        2002      2001
                                      ------    ------      ------    ------
 Net income                           $  905    $1,352      $4,189    $3,498
 Change in valuation allowance for
  available-for-sale investments         (52)       -         (261)       -
 Foreign currency translation
  adjustments                             -         62          -        (67)
                                      ------    ------      ------    ------
 Comprehensive income                 $  853    $1,414      $3,928    $3,431
                                      ======    ======      ======    ======


Note 8 - CONCENTRATION OF RISK

     A significant percentage of sales and accounts receivable relate to a small number of customers, as summarized below. Customers A, B, D, E and F are Satellite customers, while C is a Wireless Access customer.

     Sales to significant customers as a percent of consolidated sales are as follows:
                          Three months ended    Nine months ended
                              November 30,         November 30,
                           ----------------      ----------------
             Customer       2002      2001        2002      2001
             --------      ------    ------      ------    ------
                A           25.1%     12.4%       41.1%     21.2%
                B           10.9%     10.4%        8.3%     30.5%
                C             -        6.6%         -       16.6%
                D             .1%      4.3%         .1%     13.2%
                E           21.2%       .3%       10.5%       -
                F           12.2%       -          8.9%       -

     Accounts receivable from significant customers as a percent of consolidated net accounts receivable are as follows:

                            Nov. 30, 2002    Feb. 28, 2002
                              --------          -------
                A                24.6%           39.6%
                B                19.0%           30.0%
                C                  -               -
                D                  -              8.5%
                E                18.3%            1.0%
                F                25.7%             -


Note 9 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three and nine months ended November 30, 2002 and 2001 is as follows (in thousands):

Three months ended November 30, 2002:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $20,443     $ 3,522                $23,965
 Gross profit                     $ 3,518     $   860                $ 4,378
 Gross margin                        17.2%       24.4%                  18.3%
 Income (loss) from continuing
  operations before income taxes  $ 2,536     $   (18)   $  (902)    $ 1,616


Three months ended November 30, 2001:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $26,120     $ 6,636                $32,756
 Gross profit                     $ 5,846     $ 1,700                $ 7,546
 Gross margin                        22.4%       25.6%                  23.0%
 Income (loss) from continuing
  operations before income taxes  $ 4,608     $    39    $(2,667)    $ 1,980


Nine months ended November 30, 2002:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $64,557     $ 9,416                $73,973
 Gross profit                     $13,809     $ 2,768                $16,577
 Gross margin                        21.4%       29.4%                  22.4%
 Income (loss) from continuing
  operations before income taxes  $10,566     $  (747)   $(3,163)    $ 6,656


Nine months ended November 30, 2001:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $59,135     $19,077                $78,212
 Gross profit                     $12,088     $ 6,389                $18,477
 Gross margin                        20.4%       33.5%                  23.6%
 Income (loss) from continuing
  operations before income taxes  $ 9,044     $   426    $(6,622)    $ 2,848


Note 10 - LEGAL MATTERS

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

     In December 2001, the parties reached an agreement to settle both the class action litigation and the shareholder derivative lawsuit for the aggregate sum of $1.5 million, subject to final Court approval. Of this amount, the Company's primary directors and officers liability insurance carrier agreed to contribute $575,000 toward the settlement, which amount was paid in December 2001, and agreed to withdraw its policy rescission
lawsuit.   The Company accrued its $925,000 share of the settlement in the fiscal year ended February 28, 2002. Of this amount, $425,000 was paid by the Company in December 2001, and the remaining $500,000 was paid in October 2002 upon the Court's final approval of the settlement agreement.

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

Note 11 - DISCONTINUED OPERATIONS

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

     Micro Pulse was the sole operating unit comprising the Company's Antenna segment. Accordingly, operating results for Micro Pulse have been presented in the accompanying consolidated statements of income as a discontinued operation, and are summarized as follows (in thousands):

                                         Period ended
                                       November 30, 2001
                                       -----------------
                                       Three       Nine
                                       months     months
                                       ------     ------
  Sales                                $  -       $2,556
                                       ======     ======
  Operating loss                       $  -       $ (105)
                                       ======     ======
  Loss from discontinued
   operations, net of tax              $  -       $  (25)
                                       ======     ======




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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 8 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with four customers accounting for approximately 88% of accounts receivable at November 30, 2002 and approximately 69% of the Company's sales in the nine months then ended. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Deferred Income Tax Asset Valuation Allowance

     The deferred income tax asset reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed. If in the future a portion or all of the valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will either increase additional paid-in capital or decrease the income tax provision, depending on the nature of the underlying deferred tax asset. Alternatively, if in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision. At November 30, 2002, the Company's net deferred income tax asset was $6,730,000, which amount is net of a valuation allowance of $3,329,000. Approximately $180,000 of the valuation allowance at November 30, 2002 is related to a tax asset generated upon the exercise of non-qualified stock options and, in general, these are the tax benefits which are being recognized first as the valuation allowance is reduced. Any future reduction of this portion of the valuation allowance will result in the tax benefit being recorded as an increase in additional paid-in capital. If and when this portion of the valuation allowance is completely eliminated, further reductions of the valuation allowance would be recognized as an income tax benefit.

RESULTS OF OPERATIONS

     Sales

     Total sales for the three months ended November 30, 2002 were $23,965,000, compared to $32,756,000 for the same period in the previous fiscal year. Sales of Satellite products decreased $5,677,000, or 22%, from $26,120,000 to $20,443,000. Sales of Wireless Access products decreased $3,114,000, or 47%, from $6,636,000 to $3,522,000. Third quarter sales of the Satellite segment declined because of lower unit sales of low-noise block feed (LNBF) downconverter/amplifier products caused by a delay in obtaining customer approval of a new product and lower market demand for mature LNBF products.

     Total sales for the nine months ended November 30, 2002 decreased by $4,239,000 from $78,212,000 to $73,973,000. Sales of Satellite products increased $5,422,000, or 9%, from $59,135,000 to $64,557,000.  Sales of
Wireless Access products decreased $9,661,000, or 51%, from $19,077,000 to $9,416,000. For the nine-month periods, sales of the Satellite segment increased primarily as a result of the acquisition of the Kaul-Tronics satellite antenna business on April 5, 2002, as further described in Note 2 to the accompanying financial statements. The acquired Kaul-Tronics business accounted for approximately $6.5 million and $14 million of Satellite segment sales during the three and nine months ended November 30, 2002, respectively.

     The decline in sales of Wireless Access products in the latest three-and nine month periods compared to the prior year is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of second generation non-line of sight products. The Company does not anticipate that its Wireless Access sales will increase appreciably until the development of second generation non-line of sight two-way transceiver products is completed, and until wireless access service providers resume the expansion of their subscriber bases.

     Gross Profit and Gross Margins

     Gross profit for the three months ended November 30, 2002 was $4,378,000, down 42% from the $7,546,000 gross profit in the comparable period of the prior year. The decline in gross profit in the latest quarter is the result of production inefficiencies caused by delays in receiving materials during and after the West Coast dockworkers lockout, lower unit sales and lower average selling prices for mature LNBF products, and costs associated with production ramp-up of new Satellite products. For the nine month periods, gross profit decreased by $1,900,000, or 10%, to $16,577,000 in fiscal 2003 from $18,477,000 in fiscal 2002, primarily due to the factors cited in the preceding sentence.

     Gross margins for Satellite products declined to 17.2% and 21.4%, respectively, in the three and nine months ended November 30, 2002, from 22.4% and 20.4%, respectively, in the third quarter and first nine months of last fiscal year. Satellite gross margin declined primarily because of raw steel price increases, production inefficiencies caused of the dockworkers lockout, lower average selling prices of mature LNBF products, and costs associated with production ramp-up of new Satellite products.

     Gross margins for Wireless Access products declined to 24.4% and 29.4%, respectively, in the three and nine months ended November 30, 2002, from 25.6% and 33.5%, respectively, in the third quarter and first nine months of last fiscal year. Wireless Access gross margins declined principally due to the decline in sales and a change in product mix.

     See also Note 9 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense decreased by $885,000, or 39%, from $2,276,000 in the third quarter of last year to $1,391,000 in the latest quarter. For the nine month year-to-date periods, research and development expense decreased $1,181,000 from $5,996,000 last year to $4,815,000 this year. These declines are primarily due to headcount reductions and a reduced level of subcontracted product development costs of the Wireless Access business segment in the current three- and nine-month periods compared to the prior year. During the quarter ended August 31, 2002, the Company cancelled a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing of large scale deployment for this technology is uncertain in the near-term future.

     Selling expense decreased by 25% from $622,000 in the three months ended November 30, 2001 to $469,000 in the three months ended November 30, 2002 due primarily to reductions in consulting expense and telecommunications expense. For the nine month periods, selling expense increased 5% from $1,848,000 last year to $1,943,000 this year. This increase was attributable primarily to the acquisition of the Kaul-Tronics business in early April 2002.

     General and administrative expense in the latest quarter decreased 48% to $902,000 from $1,739,000 in the third quarter of last year. This decrease was due primarily to reductions in legal expense, consulting expense, employee recruiting expense, and accrued incentive compensation expense. For the nine month periods, general and administrative expenses decreased by $3,853,000, or 56%, to $3,004,000 in 2002 from $6,857,000 in
2001. This decrease was primarily due to the aforementioned expense reductions in the latest quarter, a bad debts provision of $1,162,000 in the second quarter of last year, and expenses of $950,000 incurred in the first quarter of last fiscal year in connection with the restatement of the Company's fiscal year 2000 and fiscal year 2001 interim financial statements.

     Non-operating Expense, Net

     Net non-operating expense declined from $929,000 in the third quarter of last year to $79,000 in the latest quarter. Last year's amount included a litigation settlement charge of $925,000. For the same reason, net non-operating expense for the nine month periods declined from $928,000 in 2001 to $159,000 in 2002.

     Income from Continuing Operations before Income Taxes

     Income from continuing operations before income taxes in the latest quarter was $1,537,000 compared to $1,980,000 in the third quarter of last year. For the nine month periods, income from continuing operations before income taxes was $6,656,000 in 2002 compared to $2,848,000 in 2001. This increase is primarily attributable to the $3,853,000 decrease in general and administrative expenses, the $1,181,000 reduction in research and development expense and the $769,000 decrease in net non-operating expenses, partially offset by a decline in gross profit of $1,900,000, all as discussed above.

     Income Taxes

     The effective income tax rate was 41.1% and 31.7% in the three months ended November 30, 2002 and 2001, respectively. The increase in effective tax rate is attributable primarily to changes in the effective tax rate on foreign operations. For the nine month period, the effective income tax rate was 37.1% and 33.0% in 2002 and 2001, respectively.

     During the three and nine months ended November 30, 2002, the Company recognized income tax benefits of $2,423,000 and $5,395,000, respectively, associated with tax deductions on non-qualified employee stock options which were exercised in prior years. These tax benefits were recognized by reducing the deferred tax asset valuation allowance in the aggregate amount of $5,395,000, with a corresponding increase in additional paid-in capital. The major portion of the deferred tax asset valuation allowance was established in fiscal 2000 and 2001, years during which a significant number of non-qualified stock options were exercised, because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred tax benefits arising from the stock option tax deductions would be realized in the future. Based on profitable operations in fiscal 2002 and in the first nine months of fiscal 2003, and on management's internal forecast of future operating results, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax assets of $6,730,000, and accordingly the deferred tax asset valuation allowance was reduced by $5,395,000 during the latest nine month period as described above.

     Income from Continuing Operations

     Income from continuing operations, for the reasons discussed above, decreased from $1,352,000 in the third quarter of last year to $905,000 in the latest quarter. For the nine month periods, income from continuing operations increased from $1,908,000 last year to $4,189,000 this year.

     Discontinued Operations

     As described further in Note 11 to the accompanying unaudited consolidated financial statements, the Company sold its 51% ownership interest in Micro Pulse during the third quarter of last year. A gain of $1,615,000 net of tax was recognized on this transaction.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $27,048,000 at November 30, 2002, and its working capital line of credit with a bank. During the nine months ended November 30, 2002, cash and cash equivalents increased by $3,892,000. This increase consisted of the $12 million proceeds from a new bank term loan and cash provided by operating activities of $9,782,000, offset by cash used for the acquisition of Kaul-Tronics of $16,588,000, capital expenditures of $987,000, and all other activity during the period which had a net cash outflow effect of $315,000.

     Components of operating working capital decreased by $770,000 during the nine months ended November 30, 2002 comprised of an increase of $3,798,000 in accounts payable, an increase of $1,495,000 in accounts receivable, an increase of $588,000 in inventory, an increase of $122,000 in prepaid expenses and other assets, and a decrease of $823,000 in accrued payroll and other accrued liabilities.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2003 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     In April 2002, the Company's working capital line of credit with its bank was increased from $8 million to $13 million. In that same month, the Company borrowed $12 million on the working capital line to partially fund the acquisition of Kaul-Tronics. In addition, the Company used approximately $4.7 million of its existing cash and issued 929,086 shares of its common stock to pay for the Kaul-Tronics acquisition. In May 2002, the $12 million outstanding balance on the working capital line of credit was repaid in full from the proceeds of a new $12 million bank term loan. Also, the maturity date of the working capital line was extended from August 2, 2002 to August 2, 2005. At November 30, 2002 and at the present time, there are no outstanding borrowings under the $13 million working capital line of credit. Of this amount, $11.4 million is available for borrowing and the remaining $1.6 million of the working capital line is reserved for two outstanding standby letters of credit.

     The $12 million bank term loan bears interest at LIBOR plus 2.0% or the bank's prime rate. Future maturities of this new term loan are $200,000 per month, or $2.4 million annually, beginning in April 2003 and continuing through March 2008.

     At November 30, 2002, the Company had contractual cash obligations, consisting of future maturities of debt (including the $12 million term loan referred to above) and operating lease commitments, of approximately $420,000 during the remainder of fiscal 2003, amounts in fiscal years 2004 through fiscal 2008 ranging from $2.4 million to $3.9 million annually, and $200,000 in fiscal 2009, for a grand total of $16.9 million.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations over the next twelve months.


SAFE HARBOR STATEMENT

     Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, lack of product diversification, dependence upon a small number of customers, highly competitive markets, rapid technology changes affecting the Company's wireless access business, and other risks and uncertainties that are described under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 as filed with the SEC on August 30, 2002, copies of which may be obtained from the Company upon request, or directly from the SEC's website at http://www.sec.gov/. Such risks and uncertainties could cause future results to differ materially from historical results or from results presently anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At November 30, 2002, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at November 30, 2002, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at November 30, 2002.


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

     See Note 10 to the accompanying consolidated financial statements for a description of pending legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         Exhibit 99-1 - Certification Pursuant to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended November 30, 2002.





                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        December 20, 2002                    /s/ Richard K. Vitelle
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
       December 20, 2002                    /s/ Fred M. Sturm
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

       December 20, 2002                    /s/ Richard K. Vitelle
     ------------------------            -----------------------------
            Date                          Richard K. Vitelle
                                          Chief Financial Officer