Form 10-Q/A
period 2002-08-31
CALIFORNIA AMPLIFIER INC
filed 2003-03-07
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q/A


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






EXPLANATORY NOTE RE: AMENDED FORM 10-Q FILING


     The Form 10-Q of California Amplifier, Inc. for the quarter ended August 31, 2002, originally filed with the Securities and Exchange Commission on October 1, 2002, is being amended herewith to add as Exhibit 99-1 the officers' certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which was omitted from the original filing. No other changes have been made to the information contained in the Form 10-Q.




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



          March 7, 2003                    /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)




                               CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred M. Sturm, Chief Executive Officer of California Amplifier, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of California Amplifier, Inc. (the "registrant");

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
          March 7, 2003                    /s/ Fred M. Sturm
     ------------------------            -----------------------------
            Date                          Fred M. Sturm
                                          Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard K. Vitelle, Chief Financial Officer of California Amplifier, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of California Amplifier, Inc. (the "registrant");

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
          March 7, 2003                    /s/ Richard K. Vitelle
     ------------------------            -----------------------------
            Date                          Richard K. Vitelle
                                          Chief Financial Officer
29