Form 10-K
period 2003-03-01
CALIFORNIA AMPLIFIER INC
filed 2003-05-30
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the common stock of the Registrant held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $50,535,000.

     There were 14,745,812 shares of the Registrant's Common Stock outstanding as of May 23, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 17, 2003 are incorporated by reference into Part III, Items 11, 12 and 13 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's Satellite business unit designs and markets reception products principally for the Direct Broadcast Satellite ("DBS") subscription television market in the United States, as well as a full line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission equipment for broadband data and video applications. California Amplifier is an ISO 9001 certified company.

     The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries, California Amplifier SARL, the Company's subsidiary in France, and Cal Amp Limited, the Company's Hong Kong subsidiary. Operations of the Hong Kong subsidiary were wound down beginning in November 2001, and this subsidiary was subsequently dissolved. The French subsidiary essentially functions as an international sales office for the Wireless Access business unit.

     As further described in Note 2 to the accompanying consolidated financial statements, on April 5, 2002 the Company acquired substantially all of the assets, properties and business of Kaul-Tronics, Inc., a Wisconsin company, and two affiliated companies (collectively, "Kaul-Tronics"). The results of Kaul-Tronics' operations have been included in the Company's consolidated financial statements since that date. The operations and properties acquired by the Company, which included two manufacturing plants, involve primarily the design and manufacture of satellite antenna dishes used in the DBS industry.

     As described further in Note 14 to the accompanying consolidated financial statements, in July 2001 the Company sold its 51% interest in Micro Pulse, a company engaged in the design, manufacture and marketing of antennas and amplifiers used principally in global positioning satellite
(GPS) applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation in the accompanying consolidated statements of operations for fiscal years 2002 and 2001.

     The Company was incorporated in California in 1981 and was reincorporated in Delaware in 1987.

     SATELLITE PRODUCTS

     Sales of the Satellite business segment amounted to $88,437,000, $78,899,000 and $85,107,000 in fiscal years 2003, 2002 and 2001, respectively. Such amounts represented 88.4%, 78.3% and 72.7%, respectively, of consolidated sales in these fiscal years. The acquired Kaul-Tronics business accounted for approximately $16 million of Satellite segment sales during fiscal 2003, substantially all of which consisted of antenna dishes and associated mounting hardware.

     Subsequent to February 28, 2003, the Company experienced a substantial reduction in orders from the primary customers of its Satellite business unit. The Company has been advised by these key customers that the principal reason for the order reductions is because the customers have accumulated excess inventory levels. The Company believes this situation will adversely affect its sales and results of operations for at least the first two quarters of fiscal 2004. In response to this downturn in its Satellite business, during the first quarter of fiscal 2004 the Company reduced its workforce by approximately 50%, which reductions included approximately 225 contract workers. In addition, the Company is in the process of consolidating its satellite dish antenna manufacturing operations in Wisconsin. The Company believes that this significant decline in Satellite product orders is a temporary condition. However, the Company is currently evaluating other potential restructuring actions that it may undertake in the event the downturn in its Satellite business persists longer than is currently expected.

     The Satellite business unit generates its revenue almost entirely from the sale of outdoor satellite television reception equipment. Such products accounted for approximately 99%, 98% and 93% of Satellite segment revenues in fiscal years 2003, 2002 and 2001, respectively. The remaining revenue of the Satellite segment in these fiscal years was generated from the sale of commercial satellite products for video and data reception.

     The Company's principal satellite products are installed at subscribers' premises to receive pay television programming signals that are transmitted from orbiting satellites. The Company's satellite television reception products consist principally of a reflector dish antenna, feedhorn, and electronics which receive, process and amplify satellite television signals for distribution over coaxial cable into the building. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Feed ("LNBF"). The microwave amplifier boosts the signal millions of times for further processing. The downconverter changes the signal from a microwave frequency into a lower intermediate frequency that a satellite television receiver can acquire, recognize and process to create a picture.

     Since the early 1980s the Company has been a leading supplier of amplifiers and downconverters to the "large backyard dish" markets worldwide, primarily the United States in the 1980s and 1990s, and Brazil and the Middle East in the early and mid 1990s. In April 1999, the Company purchased substantially all of the satellite television products business of Gardiner Communications Corp. This acquisition provided the Company immediate entry into the DBS subscription television market in North America.

     For the past several years, substantially all of the Company's satellite product sales were DBS products, while sales of large backyard satellite dish products were negligible. The Company believes that outdoor reception equipment for the DBS television industry will continue to be its principal satellite product line for the foreseeable future.

     WIRELESS ACCESS PRODUCTS

     The Company's Wireless Access business unit accounted for 11.6%, 21.7% and 27.3% of consolidated net sales in fiscal years 2003, 2002 and 2001, respectively.

     Revenue of the Wireless Access business segment revenue by product line for the last three years is as follows (in $000s):

                                     Fiscal year ended February 28,
                                     -----------------------------
                                      2003        2002        2001
                                      ----        ----        ----
    Wireless television
     products                       $10,004     $ 4,867     $12,788

    Broadband wireless access
      antenna transceivers            1,603      16,949      19,234
                                    -------     -------     -------
    Total Wireless Access
      segment revenue               $11,607     $21,816     $32,022
                                    =======     =======     =======

     Wireless television products are sold to operators of terrestrial wireless television systems (also known as "Wireless Cable"), and include signal scrambling equipment to encode premium video programming prior to transmission and reception equipment which is installed at the subscribers' premises in direct line-of-sight of terrestrial transmission towers. The reception equipment consists of an antenna to receive the signal, integrated electronics which "downconvert" (i.e., change) the signal from a microwave frequency to a television frequency, a low noise amplifier and, if applicable, electronics to decode scrambled signals.

     Broadband wireless access antenna transceivers are devices sold to internet service providers or systems integrators which are mounted outside a subscriber's premises in direct line-of-sight of a terrestrial transmission tower, enabling the subscriber to receive two-way high-speed Internet access. The transceiver is connected by coaxial cable to a modem inside the subscriber's premises. The modem either transmits or receives signals to or from the transceiver.

     Wireless Television Products

     Wireless Cable television operates similarly to coaxial cable television transmission. The key difference is that Wireless Cable uses a microwave frequency band (Multichannel Multipoint Distribution System, or "MMDS") to transmit programming from a central transmission tower to homes within a local service area. The signal can generally be received by subscribers within a 25 to 40 mile omni-directional radius of the transmission tower; however, the subscriber must have a direct line-of-sight or "view" between the transmission tower and the reception antenna at the home. Typically, 55% to 80% of the homes within a service area are able to receive these wireless signals, with the remainder shadowed from the transmitter. The percentage of line-of-sight homes is affected by the tower elevation, local topology and the height of the subscriber's antenna.

     Since the mid-1990s the Wireless Cable television market in the United States has been shrinking, as Wireless Cable operators sold their subscriber bases to DBS system operators and redeployed their MMDS spectrum to other uses. The Wireless Cable market contraction accelerated beginning in 1998, when the Federal Communications Commission ("FCC") approved the use of MMDS spectrum for two-way systems that could provide high-speed, high-capacity broadband service, including Internet access. According to a report published by the FCC in December 2002, in the four year period through June 2002 the number of Wireless Cable subscribers in the United States declined by over 50%.

     Internationally, the Wireless Cable industry is larger than in the U.S. but has also been declining. Increasing worldwide demand for multichannel television programming has been offset by constraints on capital available to the Wireless Cable service providers and increased competition from alternate distribution means, such as satellite and cable. It is expected that an increasing number of operators/MMDS spectrum owners may re-assess their video strategy and focus on broadband data services.

     Most of the Company's Wireless Cable revenue in recent years has been generated by sales to system operators in foreign countries, primarily Africa, Latin America and Europe. In fiscal 2003, in response to the substantial decline in sales of its broadband wireless access products, as discussed further below, the Company's Wireless Access unit concentrated its sales efforts on foreign Wireless Cable system operators, and was able to grow this portion of its Wireless business despite the fact that the overall Wireless Cable market is declining.

     Broadband Wireless Access Products

     By deploying two-way wireless technology, operators can offer a high-speed data service alternative to bridge the critical "last mile" between networks and customers. There are key distinctions between broadband wireless access and the two most prevalent traditional high-speed pipelines, cable and digital subscriber line (DSL), typically provided by local cable or telephone companies. Two-way wireless technology allows rapid deployment of broadband services with relatively low build-out costs and it extends high-speed access to rural and suburban markets that are not served or are underserved by cable or DSL. Essentially, operators will establish two-way transmissions to and from base stations and homes and businesses, operating in many instances like cellular phone systems. The Company's first generation broadband wireless product is an outdoor transceiver, which the system operator installs on the subscriber's home or business rooftop.
These transceivers interface to an indoor modem which is connected to computers or local area networks, and send and receive data to/from the base stations to provide access to the Internet. The network management system manages and controls the traffic transmitted over the broadband wireless system, allowing many users to share the available bandwidth.

     Beginning in March 1999, Sprint and MCI WorldCom began making debt and equity investments in many of the U.S. MMDS multi-system operators, essentially acquiring over 60% of the MMDS spectrum in major cities throughout the United States. In conjunction with these acquisitions, the companies announced their intention to initiate a broad-based roll-out of fixed wireless broadband services to using technology that required line-of-sight between the base station tower and subscriber antenna. As of September 2001, Sprint was operating in 13 cities, and as of May 2002 MCI WorldCom was operating in 14 cities.

     In October 2001, Sprint announced that it had suspended its previous roll-out strategies using line-of-sight technology until substantial progress is made on next generation MMDS non-line-of-sight technologies. There can be no assurance, however, that Sprint will resume its service roll-out for fixed wireless broadband service.

     In July 2002, MCI WorldCom filed for voluntary protection under U.S. bankruptcy laws, and in connection with its reorganization it recently agreed to sell its wireless high-speed Internet assets, including its MMDS spectrum, to BellSouth. Other interested companies will be given the opportunity to outbid BellSouth for the assets. MCI WorldCom has asked the bankruptcy court to hold a hearing on July 8, 2003 to finalize the sale of its wireless high-speed Internet assets.

     A number of international spectrum holders have launched two-way services to small and medium sized businesses using line-of-sight technologies. These spectrum holders continue to roll out wireless high-speed Internet service to business subscribers.

     In December 2001, the Company announced a licensing agreement that provides access to non-line-of-sight broadband modem technology and allows the Company to develop integrated customer premise equipment that interoperates with broadband wireless system technology developed by Navini Networks, Inc. ("Navini"), a privately held company. The customer premise equipment in this system is a compact portable transceiver modem that is situated indoors to provide a wireless, non-line-of-sight high-speed Internet connection to the system provider's base station. In May 2002, Sprint announced that it is conducting field trials of next generation broadband wireless technology with several vendors, two of which are Navini and IPWireless, Inc., in order to test alternative advanced technologies in various deployment scenarios to determine the viability of a next generation broadband wireless solution. The Company believes that Sprint's field trials have yielded promising results for Navini's technology. In addition to Sprint, a number of other wireless spectrum holders have conducted field trials of competing broadband wireless access technologies developed by Navini and several other companies in anticipation of launching broadband wireless data networks. However, Sprint and the other spectrum holders have not yet announced the final results of their field trials or their technology selection decisions. There can be no assurances that Navini's technology will be selected as a result of such field trials, or that the Company's development efforts in this area will be successful.

     In January 2003, the Company announced that it has developed an adaptive digital beam-forming smart antenna technology for use in enhanced access points for high-speed Internet access over wireless networks which use the 802.11 standard, commonly referred to as "Wi-Fi". The Company believes that this access point technology, named RASTER[TM], effectively addresses issues such as range, data throughput and tolerance to interference that have hindered the widespread deployment of 802.11 networks. The Company is continuing the development of this technology and is currently evaluating the best means to bring it to market.

     For additional information regarding the Company's sales by segment and geographical area, see Note 13 of Notes to Consolidated Financial
Statements.

MANUFACTURING
     The Company currently manufactures and assembles its products at its facilities in Camarillo, California and at two manufacturing plants in Wisconsin. The two manufacturing plants in Wisconsin are currently being consolidated, as further discussed under Item 2 herein. Manufacturing operations consist of assembly of printed circuit boards and components utilizing surface mount technology automated assembly equipment. All printed circuit assemblies are then assembled into various aluminum and plastic housings, electronically tested, and subjected to additional environmental tests on a sampled basis prior to packaging and shipping.

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

     A substantial portion of the Company's components, printed circuit board assemblies and housings are procured from foreign suppliers and subcontract manufacturers located primarily in Hong Kong, mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, a significant downturn in the political, economic or financial condition of these countries, or further spread of Severe Acute Respiratory Syndrome (SARS) in these geographic areas, could cause disruption of the Company's supply chain or otherwise disrupt the Company's operations, which could adversely impact the Company's business.

ISO 9001 INTERNATIONAL CERTIFICATION
     In 1995, the Company became registered to ISO 9001, the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriter's Laboratory, Inc. according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in March 2003. In addition, the Company conducts internal audits of processes and procedures on a quarterly basis. The Company believes that the loss of its ISO certification would have a material adverse effect on its operations, and the Company can provide no assurance that it will be successful in continuing to maintain such certification.

RESEARCH AND DEVELOPMENT
     Each of the markets the Company competes in is characterized by technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on Satellite DBS products, two-way line-of-sight MMDS transceivers, two-way non-line-of-sight MMDS integrated transceiver/modems, and smart antenna technology for use in
802.11 broadband wireless networks. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

     Research and development expenses in fiscal years 2003, 2002 and 2001 were $5,982,000, $7,337,000 and $6,066,000, respectively. During this three year period the Company's research and development expenses have ranged between 5.2% and 7.3% of annual sales.

SALES AND MARKETING
     The Company's sales are predominantly made to customers in the United States. The following table summarizes the Company's sales by geographic region for the last three years, as percentages of consolidated sales:

                                           Year ended February 28,
                                      --------------------------------
                                       2003         2002         2001
                                      ------       ------       ------
United States                          90.5%        82.4%        75.4%
Africa                                  4.1%         1.3%         2.5%
Latin America                           2.4%         1.7%         2.3%
Europe                                  2.3%         2.2%         3.3%
Canada                                  0.3%        11.7%        13.5%
All other                               0.4%         0.7%         3.0%
                                      ------       ------       ------
                                      100.0%       100.0%       100.0%
                                      ======       ======       ======

Sales to two Canadian customers in fiscal 2001 and 2002 did not recur in fiscal 2003. One, a Wireless Access customer, entered into voluntary reorganization under Canadian bankruptcy law in September 2001. The other, a Satellite customer, selected an alternate product technology that the Company elected not to develop.

     The Company sells its Satellite products primarily to DBS operators, systems integrators and distributors for incorporation into complete subscription satellite television systems. The Company sells its Wireless Access products directly to system operators as well as through distributors and system integrators. See Note 13 to the accompanying consolidated financial statements for sales by business segment.

     The Company's sales and marketing functions for both business units are centralized at its corporate headquarters in Camarillo, California. In addition, the Company has sales offices and personnel in Paris, France and Sao Paulo, Brazil.

     Sales to customers that accounted for 10% or more of consolidated annual sales for the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2003        2002        2001
        --------     ---------    ------      ------      ------
           A         Satellite     43.8%       25.8%       22.0%
           B         Satellite      9.5%       30.6%       239%
           C         Wireless        -         13.5%       10.0%
           D         Satellite      0.1%       11.7%        9.2%

     Echostar Communications Corporation (identified as Customer A in the table above), owns and operates the DISH satellite television service in the U.S. The Company believes that the loss of Echostar as a customer would have a material adverse effect on the Company's financial position and results of operations. As further discussed under "The Company -- Satellite Products" above, the Company's principal Satellite customers substantially reduced their orders after the end of fiscal 2003, and the Company believes that at least the first half of fiscal 2004 will be adversely affected as a result.

     Sprint (identified as Customer C in the table above), curtailed its rollout of first generation line-of-sight fixed wireless broadband Internet service in October 2001. Sprint is currently evaluating several competing next generation non-line-of-sight technologies for delivering fixed wireless broadband service that were developed by Navini Networks and other companies. As discussed further under "Broadband Wireless Products" above, the Company entered into a licensing agreement with Navini in December 2001 under which the Company has the right to develop and market wireless broadband transceivers that would function with Navini's base stations. The Company believes that future sales to Sprint for wireless broadband products are dependent upon (i) Sprint deciding to resume expansion of its subscriber base for wireless broadband service, (ii) Sprint selecting Navini's technology for the deployment of next generation service, and (iii) the Company receiving orders from Sprint for its version of the Navini transceiver.

COMPETITION
     The Company's markets are highly competitive. In addition, if the markets for the Company's products grow, the Company anticipates increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than those of the Company. The Company believes that competition in its markets is based primarily on performance, reputation, product reliability, technical support and price. The Company's continued success in these markets will depend in part upon its ability to continue to design and manufacture quality products at competitive prices.

     Satellite Products:
     The Company believes that its principal competitors for its Satellite Products business include Sharp, Channelmaster, Wistron NeWeb Corporation, Alps, Winegard, and MTI. Based on information announced quarterly by the U.S. DBS system operators as to the total number of subscribers and the subscriber turnover rate, the Company believes that it is a leading supplier to the market for outdoor subscriber premise equipment for the U.S. satellite television industry. In the Satellite television market, its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. Because the Company's Satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in price and margin pressures.

     Wireless Access Products:
     The Company believes that its principal competitors for its Wireless Cable television products include TranSystem, Inc. and Telelynx, Inc., both Taiwanese companies, and that its principal competitors for broadband wireless access products include, or could include, IPWireless Inc., NextNet Wireless, Inc., Flarion Technologies, Inc., and REMEC, Inc. The wireless equipment market sectors in which the Company competes are highly fragmented, and although the Company was a leading supplier of first generation line-of-sight MMDS transceivers for broadband wireless service in the recent past, the Company believes that its share of the wireless market sectors in which it competes is very small at the present time, in part
because the MMDS broadband wireless access market is largely dormant.    The
Company believes that its product performance, reliability, low field failure rate, technical support and pricing have been its principal competitive advantages in the past. However, the Wireless Cable television sector has been shrinking for a number of years, the MMDS broadband wireless access sector is, as noted above, largely dormant and will remain so until such time as the spectrum owners commence system deployments utilizing next generation non-line-of-sight technology, and the Company has not yet commercialized its technology targeted at broadband wireless access networks which utilize the 802.11 standard. The Company's ability to capitalize on its past competitive advantages in its Wireless business will depend in part on whether and when market demand substantially improves for broadband wireless access products.

BACKLOG
     The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant in relation to its annual sales. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date, may not be indicative of sales for any future period.

INTELLECTUAL PROPERTY
     The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     The Company currently has 21 patents ranging from design features for downconverter and antenna products, to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. In addition to its awarded patents, the Company currently has 12 patent applications pending.

     The Company believes that at the present time none of its patents are material to its existing operations. The Company is currently pursuing several patents in its Wireless Access business unit that, if obtained, could be material to its future operations.

     California Amplifier(R) and MultiCipher(R) are federally registered trademarks of the Company.

EMPLOYEES
     At February 28, 2003, the Company had approximately 340 employees and approximately 225 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California and Wisconsin. As a result of downsizing in the first quarter of fiscal 2004, as discussed under "The Company -- Satellite Products" above, at May 23, 2003 the Company had approximately 265 employees and no contracted production workers.


ITEM 2.  PROPERTIES

     The Company's corporate headquarters and its primary manufacturing operations are located in three adjacent facilities in Camarillo, California (approximately 60 miles north of Los Angeles) totaling approximately 100,000 square feet. The leases on all three facilities expire in February 2004. Neither of the primary two leases, which encompass approximately 90,000 square feet, contain renewal options. The Company is currently evaluating its facility alternatives. The Company believes that it can either renew the existing facility leases or relocate to a new facility under lease terms that are comparable to the existing leases.

     In April 2002, as part of the acquisition of the assets and satellite dish manufacturing business of Kaul-Tronics, Inc. (as further described in Note 2 to the accompanying consolidated financial statements), the Company acquired three facilities in Wisconsin, consisting of two manufacturing plants and one warehouse. The warehouse is not utilized and the Company is currently in the process of selling that building. The Company is also consolidating the Wisconsin manufacturing operations into a single facility, and plans to sell one of the two manufacturing plants when this consolidation process is completed.

     The Company also leases small facilities for a sale office in France and a product design center in Chanhassen, Minnesota.


ITEM 3.  LEGAL PROCEEDINGS

Yourish class action litigation:

     On March 29, 2000 the Company and the individual defendants (certain present and former officers and directors of the Company) reached a settlement in the matter entitled Yourish v. California Amplifier, Inc., et al., Case No. CIV 173569 shortly after trial commenced in the Superior Court for the State of California, County of Ventura. The terms of the settlement called for the issuance by the Company of 187,500 shares of stock along with a cash payment of $3.5 million, funded in part by insurance proceeds, for a total settlement valued at approximately $11.0 million. Of the total settlement, $9.5 million was accrued in the consolidated financial statements for the year ended February 28, 2000, and the remaining $1.5 million was to be funded by the Company's director and officer liability insurance carriers. The common stock portion of the settlement was originally accrued at $7.5 million, or $40 per share, which share price was based on the trading range of the Company's common stock at the time the settlement agreement was reached. By Order dated September 14, 2000, the Court approved the terms of the settlement and dismissed the action with prejudice.

     Upon approval of the settlement agreement by the Court, in September 2000 the Company issued 65,625 of the 187,500 shares of common stock and paid $2.5 million of the $3.5 million cash portion of the settlement. T.I.G. Insurance Company ("T.I.G."), one of the Company's liability insurance carriers, paid the remaining $1 million under a reservation of rights.

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

     In March 2002, T.I.G. notified the Company that it intended to seek a refund of its $1 million settlement contribution made under a reservation of rights. As discussed above, the Company had previously accrued a reserve of $800,000 for the refund contingently payable to T.I.G. Consequently, at February 28, 2002 the Company accrued an additional $200,000 for the contingent refund payable to T.I.G.

     The remaining 121,875 shares of common stock, previously accrued as part of the Yourish legal settlement at $33.063 per share, were issued on July 24, 2002, upon receipt of instructions from plaintiffs' counsel.

     The Company's consolidated balance sheet at February 28, 2003 includes an accrued liability of $1 million for the amount payable to T.I.G.

2001 securities litigation and shareholder derivative lawsuit:

     Following the announcement by the Company on March 29, 2001 of the resignation of its controller and the possible overstatement of net income for the fiscal year ended February 28, 2000 and the subsequent restatement of the Company's financial statements for fiscal year 2000 and the interim periods of fiscal year 2001, the Company and certain officers were named as defendants in twenty putative actions in Federal Court. Caption information for each of the lawsuits is set forth in Item 3 of the Company's Form 10-K for the fiscal year ended February 28, 2001. On June 18, 2001, the twenty actions were consolidated into a single action pursuant to stipulation of the parties, and lead plaintiffs' counsel was appointed. In July 2001, all of the Company's directors were named as defendants in the above-entitled shareholder derivative lawsuit filed in Los Angeles Superior Court.

     In December 2001, the parties reached an agreement to settle both the class action litigation and the shareholder derivative lawsuit for the aggregate sum of $1.5 million, subject to final Court approval. Of this amount, the Company's primary directors and officers liability insurance carrier agreed to contribute $575,000 toward the settlement, which amount was paid in December 2001. The Company accrued its $925,000 share of the settlement in the fiscal year ended February 28, 2002. Of this amount, $425,000 was paid by the Company in December 2001, and the remaining $500,000 was paid in October 2002 upon the Court's final approval of the settlement agreement.

Investigation by the Securities and Exchange Commission:

     In May 2001, the Company announced that it had received notice from the Securities and Exchange Commission (SEC) that the SEC was conducting an informal inquiry into the circumstances that caused the Company to announce that it would be restating earnings for fiscal year 2000 and interim quarters of fiscal year 2001. Subsequently, the Company learned that the SEC adopted an order directing a formal investigation and designating certain officers to take testimony. The Company has provided the SEC with documents and testimony, and management believes that it has fully cooperated, and will continue to fully cooperate, with the SEC in connection with its investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended February 28, 2003, no matters were submitted to a vote of the Company's security holders.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information set forth under the caption "Market and Dividend Information" in the Company's 2003 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five-Year Financial Summary" in the Company's 2003 Annual Report to Stockholders is incorporated herein by reference to Exhibit 13 and made a part hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Annual Report to Stockholders is incorporated herein by reference to Exhibit 13 and made a part hereof.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and financial schedules included later in this Report under Item 16.


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

      NAME                          AGE                    POSITION
--------------------------          ---            -----------------------
Ira Coron (1)                        74            Chairman of the Board
                                                    of Directors

Richard Gold (1)(3)                  48            Director

Arthur H. Hausman (1)(2)             79            Director

Frank Perna, Jr. (2)(3)              65            Director

Thomas L. Ringer (2)                 71            Director

Fred M. Sturm                        45            Director, President and
                                                    Chief Executive Officer,

Philip Cox                           63            Vice President, Wireless
                                                    Access Products

Robert Hannah                        42            Vice President,
                                                    Satellite Products

Patrick Hutchins                     40            Vice President, Operations

Kris Kelkar                          39            Senior Vice President,
                                                    Wireless Access Products

Richard K. Vitelle                   49            Vice President, Finance,
                                                    Chief Financial Officer
                                                    and Corporate Secretary


(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.
(3)  Member of Governance and Nominating Committee


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

     RICHARD B. GOLD has been a director of the Company since December 2000. Mr. Gold is President and Chief Executive Officer of Nova Crystals, Inc., a privately held supplier of optical communications equipment, a position he has held since December 2002. He also serves as Chairman of Radia Communications, Inc., a privately held supplier of wireless communications semiconductors, a position he has held since June 2002. Previously, Mr. Gold was Chairman, President and Chief Executive Officer of Genoa Corporation, a privately held supplier of optical communications equipment, from January 1999 to June 2002. From November 1991 through December 1998, Mr. Gold held various senior-level executive positions with Pacific Monolithics, Inc., a supplier of wireless communications equipment, including Vice President-Engineering, Chief Operating Officer and, from January 1997 through December 1998, President and Chief Executive Officer. In October 1998, Pacific Monolithics filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Gold is a director of Nucentrix Broadband Networks, Inc., a publicly held company.

     ARTHUR H. HAUSMAN has been a director of the Company since 1987. Mr. Hausman, a private investor, currently serves as a director of Drexler Technology Corporation, a publicly held manufacturer of optical data storage products. Until his retirement in 1988, he served as Chairman of the Board of Directors and Chief Executive Officer of Ampex Corporation, a manufacturer of professional audio-video systems, data/memory products and magnetic tape, where he was employed for 27 years. Mr. Hausman was appointed by President Reagan to the President's Export Council, to the Council's Executive Committee and to the Chairmanship of the Export Administration Subordinate Committee of the Council for the period 1985 to 1989.

     FRANK PERNA, JR. has been a director since May 2000. From 1990 to 1993, Mr. Perna was Chief Executive Officer of MagneTek. From 1994 to 1998 Mr. Perna was Chairman and Chief Executive Officer of EOS Corporation, and from 1998 to the present has served as Chairman and Chief Executive Officer of MSC Software. Mr. Perna also serves as Chairman of the Board of Software.com and on the Board of Trustees of Kettering University.

     THOMAS L. RINGER has been a director of the Company since August 1996. Since 1990, Mr. Ringer has been actively involved as a member of the boards of directors for various public and private companies. Mr. Ringer is currently Chairman of Wedbush Morgan Securities, Inc., an investment banking and financial services company, Chairman of Document Sciences Corporation, a publicly held company engaged in developing and marketing document automation software, Chairman of M.S. Aerospace, Inc., a privately held manufacturer of aerospace fasteners, Chairman of the Center for Innovation and Entrepreneurship, an executive education services company, and Chairman of Camping Business Systems, Inc., a collateral recovery services company. Prior to 1990, Mr. Ringer served as President and Chief Executive Officer of Recognition Equipment Inc., a New York Stock Exchange listed company, President and Chief Executive Officer of Fujitsu Systems of America, Inc. and President and Chief Executive Officer of Computer Machinery Corporation.

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

     PHILIP COX joined the Company in July 1996, and has held several general management and sales positions with the Company since that time. Mr. Cox currently serves as Vice President Sales of the Wireless Access Products unit. Prior to July 1996, he held various sales and marketing positions with Signal Technology and M/A-Com.

     ROBERT HANNAH joined the Company as Vice President of Engineering in April 1995. In January 1998, Mr. Hannah was appointed Vice President, Satellite Products. Prior to April 1995, Mr. Hannah held various positions with Hughes, most recently the position of Technical Manager at Hughes Network Systems.

     PATRICK HUTCHINS joined the Company as Vice President, Operations in August 2001. From March 1997 until joining the Company, Mr. Hutchins served in general management capacities with several units of Chloride Group PLC and Genlyte Thomas LLC, most recently serving as the President and General Manager of Chloride Systems, a division of Genlyte Thomas.

     KRIS KELKAR joined the Company in April 1995 and has held several positions with the Company in general management and sales and marketing capacities since that time. Mr. Kelkar is currently Senior Vice President and General Manager of the Company's Wireless Access Products unit. Prior to joining the Company in 1995, he held various positions with General Instrument Corporation, the most recent Vice President of International Marketing for General Instrument's Communications Division.

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

Board Committees

     The Company has a Compensation Committee that reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's executive officers as well as administers the Company's Stock Option Plans.

     The Company has an Audit Committee that reviews the scope of audit procedures employed by the Company's independent auditors, approves the audit fee charged by the independent auditors, reviews the audit reports rendered by the Company's independent auditors, and pre-approves all non-audit services to be performed by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

     The Company has a Governance and Nominating Committee that reviews and makes recommendations on the composition of the Board and its committees, evaluates and recommends candidates for election to the Board, and reviews and makes recommendations to the full Board on corporate governance matters.



ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 2003 is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 2003 is incorporated herein by reference and made a part hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 2003 is incorporated herein by reference and made a part hereof.


ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

    There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.
Additionally, no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the caption "Principal Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 17, 2003 is incorporated herein by reference and made a part hereof.


                                     PART IV


ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of Financial Statements

     The following financial statements are included in the 2003 Annual Report to Stockholders which is incorporated herein by reference to Exhibit 13 and made a part hereof:

       Consolidated Balance Sheets

       Consolidated Statements of Operations

       Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

       Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

(b) FORM 8-K. The Company made no filings on Form 8-K during the three months ended February 28, 2003.

(c) EXHIBITS. Reference is made to the Index to Exhibits on pages 22 to 23 of this report.





                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2003.

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

      Signature                      Title                      Date

 /s/ Ira Coron            Chairman of the                    May 30, 2003
______________________    Board of Directors             ___________________
   Ira Coron


 /s/ Richard B. Gold      Director                           May 30, 2003
______________________                                   ___________________
   Richard B. Gold


 /s/ Arthur H. Hausman    Director                           May 30, 2003
______________________                                   ___________________
   Arthur H. Hausman


 /s/ Frank Perna, Jr.     Director                           May 30, 2003
______________________                                   ___________________
   Frank Perna, Jr.


 /s/ Thomas L. Ringer     Director                           May 30, 2003
______________________                                   ___________________
   Thomas L. Ringer


 /s/ Fred M. Sturm        President, Chief Executive         May 30, 2003
______________________    Officer and Director           ___________________
   Fred M. Sturm          (principal executive officer)


 /s/ Richard K. Vitelle   VP Finance, Chief Financial        May 30, 2003
______________________    Officer and Treasurer          ___________________
   Richard K. Vitelle     (principal accounting officer)



                               CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred M. Sturm, Chief Executive Officer of California Amplifier, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of California Amplifier, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
          May 30, 2003                    /s/ Fred M. Sturm
     ------------------------            -----------------------------
            Date                          Fred M. Sturm
                                          Chief Executive Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard K. Vitelle, Chief Financial Officer of California Amplifier, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-K of California Amplifier, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          May 30, 2003                    /s/ Richard K. Vitelle
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

3.1      Certificate of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-59702 on Form S-1).

3.1.1 Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on September 19, 1996 (incorporated by reference to Exhibit 3.1.1 of the Company's Interim Report on Form 10-Q for the period ended August 31, 1996).

3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated February 28, 1992).

4.1 Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between California Amplifier, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 6, 2001).

10.1     1989 Key Employee Stock Option Plan (incorporated by reference to
         Exhibit 4.4 of the Company's Registration Statement No. 33-31427 on Form S-8).

10.1.1 Amendment No. 1 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-36944 on Form S-8).

10.1.2 Amendment No. 2 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement No. 33-72704 on Form S-8).

10.1.3 Amendment No. 3 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement No. 33-60879 on Form S-8).

10.2     The 1999 Stock Option Plan (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement No. 333-93097 on
         Form S-8).

10.3 Building Lease and Rider on building between the Company and Calle San Pablo Property Co. dated January 31, 1989 (incorporated by reference to an exhibit filed with Company's Annual Report on Form 10-K for the year ended February 28, 1989).

10.3.1 Amendment of Lease on building between the Company and Calle San Pablo Property Co. dated February 9, 1995 (incorporated by reference to Exhibit 10.9.1 of the Company's Annual Report on Form 10-K for the year ended February 28, 1995).

10.4 Building Lease on building between the Company and The Jennings Bypass Trust, dated September 11, 1996 (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended February 28, 1997).

10.5 Form of Indemnity Agreement (incorporated by reference to an exhibit filed with Company's Annual Report on Form 10-K for the year ended February 28, 1988).

10.6 Loan and Security Agreement by and between the Company and U.S. Bank National Association dated as of May 2, 2002 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended February 28, 2002).

11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 9 of the Company's consolidated financial statements for the year ended February 28, 2003).

13       Annual Report to security holders.

21       Subsidiary of the Registrant.

23       Consent of Independent Auditors.

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.