Form 10-Q
period 2003-05-31
CALIFORNIA AMPLIFIER INC
filed 2003-07-11
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:         May 31, 2003
                                          _________________

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from            to
                                    __________    ____________


                      Commission File Number:  0-12182


Exact Name of Registrant as
  Specified in Its Charter:     CALIFORNIA AMPLIFIER, INC.
                              ______________________________


            DELAWARE                              95-3647070
_______________________________                _______________
State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization:                 Identification No.



Address of Principal Executive Offices:        460 Calle San Pablo
                                               Camarillo, CA 93012

Registrant's Telephone Number:                 (805) 987-9000



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).          Yes [ ]  No [X]

The registrant had 14,745,812 shares of Common Stock outstanding as of July 10, 2003.



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands except par value amounts)

                                                     May 31,     February 28,
                                                      2003           2003
                                                    --------       --------
                    Assets
Current assets:
  Cash and cash equivalents                         $ 21,899        $ 21,947
  Accounts receivable, less allowance for doubtful
   accounts of $250 and $273, respectively             6,680          16,053
  Inventories, net                                    14,103          12,862
  Deferred income tax assets                           1,454           1,130
  Prepaid expenses and other current assets            1,330           1,100
                                                    --------        --------
     Total current assets                             45,466          53,092

Property and equipment, at cost, net of
 accumulated depreciation and amortization             7,929           9,322
Deferred income tax assets, less current portion       5,400           5,400
Goodwill                                              20,938          20,938
Other assets                                             747             845
                                                    --------        --------
                                                    $ 80,480        $ 89,597
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  3,425        $  3,005
  Accounts payable                                     4,558          11,553
  Accrued payroll and employee benefits                  798           1,649
  Other accrued liabilities                            2,275           2,198
                                                    --------        --------
     Total current liabilities                        11,056          18,405
                                                    --------        --------
Long-term debt, less current portion                  11,899          12,569
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 14,746 and 14,745 shares issued
    and outstanding, respectively                        147             147
  Additional paid-in capital                          43,444          43,441
  Retained earnings                                   14,734          15,836
  Accumulated other comprehensive loss                  (800)           (801)
                                                    --------        --------
     Total stockholders' equity                       57,525          58,623
                                                    --------        --------
                                                    $ 80,480        $ 89,597
                                                    ========        ========


           See notes to unaudited consolidated financial statements.



                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                    Three Months
                                    Ended May 31,
                                 ------------------
                                   2003       2002
                                 -------    -------

Sales                            $18,566    $22,482
Cost of goods sold                17,260     16,638
                                 -------    -------
Gross profit                       1,306      5,844
                                 -------    -------
Operating expenses:
  Research and development         1,362      1,701
  Selling                            494        730
  General and administrative         844      1,050
                                 -------    -------
Total operating expenses           2,700      3,481
                                 -------    -------
Operating income (loss)           (1,394)     2,363

Non-operating expense                (53)        (1)
                                 -------    -------
Income (loss) before income
 taxes                            (1,447)     2,362

Income tax benefit (provision)       345       (896)
                                 -------    -------
Net income (loss)                $(1,102)   $ 1,466
                                 =======    =======



Net income (loss) per share:
  Basic                          $ (0.07)   $  0.10
  Diluted                        $ (0.07)   $  0.10

Shares used in per share
 calculations:
   Basic                          14,745     14,373
   Diluted                        14,745     14,756



          See notes to unaudited consolidated financial statements.




                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                         Three Months Ended
                                                               May 31,
                                                       ---------------------
                                                         2003          2002
                                                       -------       -------

Cash flows from operating activities:
  Net income (loss)                                    $(1,102)      $ 1,466
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                          870           862
    Equipment impairment writedowns                        586            -
    Gain on sale of equipment                              (80)         (148)
    Increase in equity associated with tax
     benefit from exercise of stock options                 -          1,591
    Deferred tax assets, net                              (324)         (855)
    Changes in operating assets and liabilities:
      Accounts receivable                                9,373        (2,036)
      Inventories                                       (1,241)          257
      Prepaid expenses and other assets                    162            (4)
      Accounts payable                                  (6,995)          844
      Accrued payroll and other accrued liabilities       (774)         (947)
                                                       -------       -------
Net cash provided by operating activities                  475         1,030
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (376)         (135)
  Proceeds from sale of property and equipment             100           281
  Acquisition of Kaul-Tronics                               -        (16,588)
                                                       -------       -------
Net cash used in investing activities                     (276)      (16,442)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                              -         12,000
  Repayments of long-term debt                            (250)         (243)
  Proceeds from exercise of stock options                    3           103
                                                       -------       -------
Net cash provided by (used in) financing activities       (247)       11,860
                                                       -------       -------

Net change in cash and cash equivalents                    (48)       (3,552)
Cash and cash equivalents at beginning of period        21,947        23,156
                                                       -------       -------

Cash and cash equivalents at end of period             $21,899       $19,604
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   145       $    88
  Income taxes paid                                    $     4       $     3

Non-cash investing and financing activities:
  Issuance of common stock as partial consideration
   for acquisition of Kaul-Tronics                     $    -        $ 6,054


          See notes to unaudited consolidated financial statements.


                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     Three Months Ended May 31, 2003


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's Satellite business unit designs and markets reception products principally for the Direct Broadcast Satellite ("DBS") subscription television market in the United States. The Wireless Access business unit designs and markets integrated reception and two-way transmission fixed wireless equipment for terrestrial broadband data and video applications, the latter sometimes referred to as "Wireless Cable".

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

     All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2003 and its results of operations for the three months ended May 31, 2003 and 2002. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2003 fell on March 1, 2003. The actual interim periods ended on May 31, 2003 and June 1, 2002. In the accompanying consolidated financial statements, the 2003 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-
Q. Therefore, these financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 30, 2003.

Note 2 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                             May 31,     February 28,
                                               2003          2003
                                             ------         ------
          Raw materials and subassemblies    $ 9,425       $ 9,627
          Finished goods                       4,678         3,235
                                              ------        ------
                                             $14,103       $12,862
                                              ======        ======


Note 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. There was no change in the carrying amount of goodwill during the three months ended May 31, 2003.

     All goodwill is associated with the Company's Satellite business segment. The first annual goodwill impairment test was conducted as of December 31, 2002. This test indicated that there was no impairment of goodwill. Because of the write-down of certain assets in the Satellite segment, the Company conducted an interim impairment test as of May 31, 2003. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Satellite reporting unit in these impairment tests.

     At May 31, 2003, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics acquisition (Note 1) was $400,000 and $122,000, respectively. The covenants not to compete, which are included in Other Assets in the accompanying consolidated balance sheet, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


Note 4 - FINANCING ARRANGEMENTS

     At February 28, 2003, the Company had a $13 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At May 31, 2003 and February 28, 2003, no amounts were outstanding under the line of credit. At May 31, 2003, $1,582,000 of the line of credit amount was reserved for two outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $15,324,000 at May 31, 2003.

     The bank credit agreement which encompasses the Company's working capital revolving line of credit and two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, with which compliance is measured at the end of each fiscal quarter on an annualized fiscal year-to-date basis. For the quarter ended May 31, 2003, the Company was not in compliance with this covenant. In June 2003 the Company obtained a waiver from the bank for this covenant violation. The bank also agreed to amend the fixed charge coverage ratio requirement and the Company expects to be in compliance in future quarters with this covenant as amended. As a condition of obtaining the waiver and the changes to fixed charge coverage ratio covenant, the Company agreed to a reduction of the working capital revolver from $13 million to $10 million. The Company also agreed to make a $1 million principal reduction in the primary bank term loan by October 31, 2003, which amount is in addition to the scheduled principal payments on this loan of $200,000 per month. The Company plans to fund the $1 million term loan principal reduction by a drawdown on the working capital revolver, which matures on August 3, 2005. Accordingly, that portion of the primary term loan which will be repaid by the $1 million principal reduction is included in the non-current portion of long-term debt at May 31, 2003. The Company also agreed to apply the net proceeds from sales of certain real estate in Wisconsin to pay down the principal of the primary bank term loan.


Note 5 - INCOME TAXES

     Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets on a quarterly basis, and a valuation allowance is provided, as necessary, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of future operating performance in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed.

     At February 28, 2003, the deferred tax asset valuation allowance was $3,335,000. Based on profitable operations in the three year period ended February 28, 2003, and on management's internal forecast of future operating results, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax assets of $6,854,000. As a result of this analysis, the deferred tax asset valuation allowance was reduced to $3,269,000 at May 31, 2003.

     The effective income tax rate was 23.8% and 37.9% in the three months ended May 31, 2003 and 2002, respectively. The decrease in effective tax rate is attributable primarily to the fact that, beginning in fiscal 2004, adjustments to the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate in fiscal 2003 was not impacted by adjustments to the valuation allowance.


Note 6 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports income and the average market price of the common stock during the period exceeds the exercise price of the options.

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):


                                        Three months
                                        ended May 31,
                                      ----------------
                                       2003      2002
                                      ------    ------
  Basic weighted average number
   of common shares outstanding       14,745    14,373

  Effect of dilutive securities:
    Stock options                        -         383
                                      ------    ------
  Diluted weighted average number
   of common shares outstanding       14,745    14,756
                                      ======    ======

     Options outstanding at May 31, 2002 to purchase approximately 774,000 shares of Common Stock at prices ranging from $6.53 to $50.56 were excluded from the computation of diluted earnings per share for the three months then ended.

     Because the Company had a net loss for the three months ended May 31, 2003, outstanding stock options to purchase approximately 2,583,000 shares of common stock at exercise prices ranging from $2.76 to $50.56 would be anti-dilutive and were therefore not included in the computation of diluted earnings per share.


Note 7 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 31, 2003 and 2002 (in thousands):
                                        Three months
                                        ended May 31,
                                      ----------------
                                       2003      2002
                                      ------    ------
 Net income (loss)                   $(1,102)   $1,466

 Unrealized holding gain (loss) on
  available-for-sale investments           1      (174)
                                      ------    ------
 Comprehensive income (loss)         $(1,101)   $1,292
                                      ======    ======

Note 8 - STOCK OPTIONS

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("FAS No. 148"). FAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     As allowed by Statement of FAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation expense is measured on the first date at which both the number of shares and the exercise price are known. Under the Company's stock option plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no compensation expense is recognized.
Because all of the options granted by the Company are at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying unaudited consolidated statements of operations.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                            Options granted
                            during the three
                           months ended May 31,    Options granted
                           -------------------          before
                            2003         2002       March 1, 2002
                           ------       ------       -----------
Expected life (years)         5            5           5 to 10
Dividend yield                0%           0%            0%

     The range for interest rates is 2.58% to 6.82%, and the range for volatility is 49% to 147%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $1,078,000 and $973,000 in the three months ended May 31, 2003 and 2002, respectively. The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                           Three months
                                           ended May 31,
                                         ----------------
                                          2003      2002
                                         ------    ------

  Net income (loss) as reported         $(1,102)   $1,466

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                             (653)     (600)
                                          -----     -----
  Pro forma net income (loss)           $(1,755)   $  866
                                          =====     =====
  Earnings (loss) per share:
     Basic -
       As reported                        $(.07)     $.10
       Pro forma                          $(.12)     $.06

     Diluted -
       As reported                        $(.07)     $.10
       Pro forma                          $(.12)     $.06


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three months ended May 31, 2003 or 2003, as a percent of consolidated sales, are as follows:

                             Three months
                             ended May 31,
                           -----------------
             Customer       2003       2002
             --------      ------     ------
                A           32.1%      50.6%
                B           19.3%       5.4%
                C           17.1%       2.0%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                            May 31,   Feb. 28,
                             2003       2003
                            ------     ------
                A            19.6%      58.0%
                B            23.1%      15.1%
                C            20.9%       5.5%

Customers A, B and C are customers of the Satellite segment. No customer of the Wireless Access segment accounted for 10% or more of consolidated sales during the periods shown above.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. In addition, during the fourth quarter of fiscal 2003, the Company accrued warranty cost of $250,000 in connection with a product replacement program, as further described in Note 12. Such amount is included in the warranty liability at May 31, 2003. Increases in and reductions of the warranty liability for the three months ended May 31, 2003 and 2002 is as follows (in thousands):

                                        Three months
                                        ended May 31,
                                      -----------------
                                       2003       2002
                                      ------     ------
      Balance at beginning of period   $491       $376
      Charged (credited) to costs
       and expenses                      (4)        39
      Deductions                        (22)       (49)
                                       ----       ----
      Balance at end of period         $465       $366
                                       ====       ====



Note 11 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three months ended May 31, 2003 and 2002 is as follows (in thousands):

Three months ended May 31, 2003:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $16,621     $ 1,945                $18,566
 Gross profit                     $   860     $   446                $ 1,306
 Gross margin                         5.2%       22.9%                   7.0%
 Income (loss) before
  income taxes                    $    (8)    $  (542)   $  (897)    $(1,447)


Three months ended May 31, 2002:
                                             Wireless    General
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $19,474     $ 3,008                $22,482
 Gross profit                     $ 4,828     $ 1,016                $ 5,844
 Gross margin                        24.8%       33.8%                  26.0%
 Income (loss) before
  income taxes                    $ 3,731     $  (318)   $(1,051)    $ 2,362


     Included in cost of sales for Satellite products during the three months ended May 31, 2003 was impairment writedowns of $586,000 on surface mount equipment which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers and certain other manufacturing equipment which was taken out of service and abandoned as of May 31, 2003. Also included in Satellite product cost of sales was a lower of cost or market inventory writedown of $242,000. The foregoing items had an aggregate adverse impact of 5.1% on Satellite gross margin in the latest quarter.


     The Company considers income (loss) before income taxes to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for income (loss) before income taxes consists of general and administrative expenses not allocated to the business segments, and non-operating income (expense). General and administrative expense includes salaries and wages for the CEO, the CFO, all finance and accounting personnel, human resource personnel, information services personnel, and corporate expenses such as audit fees, director and officer liability insurance, and director fees and expenses. Non-operating income (expense) includes interest income, interest expense and foreign currency gains and losses.


Note 12 - COMMITMENTS AND CONTINGENCIES

     During the fourth quarter of fiscal 2003, the Company became aware that one of its new multi-satellite television reception products that it began selling in the fiscal 2003 third quarter exhibited a loss of signal from one satellite under a particular combination of field-specific conditions which include subfreezing temperatures. In January 2003, the product performance issue was resolved by making a minor change in product configuration. Approximately 33,000 units which were in the distribution channels were replaced during the fourth quarter, while substantially all of the remaining 38,000 units shipped prior to the discovery of the product performance issue are still installed at the premises of satellite television subscribers. In connection with this product replacement program, one of the satellite television system operators made a written demand on the Company in the amount of approximately $1.6 million for that operator's expected service call costs to replace 23,000 installed units in the future. The Company has requested data from the system operator to support its estimate of the number of units that will ultimately need to be replaced. Based on all information available to the Company up to the present time, Company management estimates that to date less than 1% of the installed units have required replacement as a result of this signal loss condition. In the absence of objective evidence that the problem is more extensive than the Company's estimate, the Company believes that the claim of the system operator as to the number of units that may ultimately need to be replaced is unreasonable. The Company is in discussions with the system operator in an effort to resolve the matter. The Company accrued $250,000 at February 28, 2003 as its best estimate of the costs to complete the product replacement program and to resolve the claim of the system operator. The total cost of the product replacement program, including this $250,000 accrued cost, amounted to approximately $450,000, and was included in cost of goods sold in the quarter ended February 28, 2003. During the quarter ended May 31, 2003, there was no change in the $250,000 accrued liability amount, which is included in other accrued liabilities of the accompanying consolidated balance sheet. The Company can give no assurance that the actual costs to complete the product replacement program and to resolve the claim of the system operator will not exceed the $250,000 accrued liability at May 31, 2003.

     The Company's existing leases on its facilities in Camarillo, California, consisting of two manufacturing facilities, a warehouse and the corporate offices, all expire on February 28, 2004, and will not be renewed. To replace and consolidate these separate facilities, the Company has entered into a new facility lease for a 98,000 square foot facility in Oxnard, California. The new lease, entered into on June 10, 2003, has a seven year term beginning July 1, 2004, and provides for initial monthly base rent of approximately $53,000 beginning on that date. The lease also provides for a seven month early occupancy period beginning December 1, 2003 during which time no base rent is payable. The lease includes a $1 million allowance for tenant improvements to be paid for by the lessor.
The Company believes this amount will be sufficient to cover the necessary leasehold improvements to prepare the building for occupancy.

Note 13 - LEGAL MATTERS

     In May 2001, the Company announced that it had received notice from the Securities and Exchange Commission (SEC) that the SEC was conducting an informal inquiry into the circumstances that caused the Company to restate earnings for fiscal year 2000 and first three quarters of fiscal year 2001. Subsequently, the Company learned that the SEC adopted an order directing a formal investigation and designating certain officers to take testimony.
The Company has provided the SEC with documents and testimony, and management believes that it has fully cooperated, and will continue to fully cooperate, with the SEC in connection with its investigation.



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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying unaudited consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for approximately 64% of accounts receivable at May 31, 2003 and approximately 68% of the Company's sales in the three months then ended. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of sales. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

     Deferred Income Tax Asset Valuation Allowance

     Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed, and the valuation allowance is adjusted accordingly. If in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.
At May 31, 2003, the Company's net deferred income tax asset was $6,854,000, which amount is net of a valuation allowance of $3,269,000. During fiscal years 2003 and 2002, the valuation allowance was reduced by an aggregate amount of $9,173,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. That portion of the valuation allowance that related to these tax benefits on stock option deductions was fully eliminated as of the end of fiscal 2003. Therefore, beginning in fiscal 2004, reductions of the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. During the quarter ended May 31, 2003, the deferred tax asset valuation allowance was reduced by $66,000, which had the effect of lowering the estimated effective income tax rate for fiscal 2004.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. FAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. This statement, which the Company adopted in fiscal 2003, did not have a material impact on the Company's financial position or results of operations prior to fiscal 2004. FAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the quarter ended May 31, 2003, the Company recorded an impairment writedown of $492,000 on certain surface mount manufacturing equipment used in the Satellite business unit which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers. This equipment has been classified as held for sale, and the estimated realizable value of $153,000, which amount gives effect to the impairment writedown, is included in Prepaid Expenses and Other Current Assets in the accompanying unaudited consolidated balance sheet at May 31, 2003.

     The Company also adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in fiscal 2003. As a result, goodwill is no longer amortized, but is subject to annual impairment testing, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach. The first annual goodwill impairment test was conducted as of December 31, 2002. This test indicated that there was no impairment of goodwill, all of which relates to the Company's Satellite business unit. Because of the writedown of certain assets in the Satellite segment under FAS No. 144, the Company conducted an interim impairment test as of May 31, 2003. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Satellite business unit in these impairment tests.

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

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

RESULTS OF OPERATIONS

     The Company's sales and gross profit by business segment for the last three years are as follows:

                             SALES BY SEGMENT

                         Three months ended May 31,
                   ------------------------------------
                         2003                 2002
                   ---------------      ---------------
                             % of                 % of
    Segment         $000s    Total       $000s    Total
  -----------      -------   -----      -------   -----
Satellite          $16,621    89.5%     $19,474    86.6%
Wireless Access      1,945    10.5%       3,008    13.4%
                   -------   -----      -------   -----
Total              $18,566   100.0%     $22,482   100.0%
                   =======   =====      =======   =====


                         GROSS PROFIT BY SEGMENT

                         Three months ended May 31,
                    -----------------------------------
                         2003                 2002
                    --------------       --------------
                             % of                 % of
    Segment          $000s   Total        $000s   Total
  -----------       ------   -----       ------   -----
Satellite           $  860    65.8%      $4,828    82.6%
Wireless Access        446    34.2%       1,016    17.4%
                    ------   -----       ------   -----
Total               $1,306   100.0%      $5,844   100.0%
                    ======   =====       ======   =====


     Sales

     Sales of Satellite products decreased $2,853,000, or 14.7% in the three months ended May 31, 2003 from the same period in the previous fiscal year. This decline resulted primarily from reduced customer orders in the latest quarter due to customers' overstocked inventories of certain satellite television reception products. The Satellite products impacted by this order slowdown are predominantly the more technologically advanced products that have higher selling prices. The Company believes that this decline in orders from key Satellite customers is a temporary situation, and that sales of Satellite products will return to more normal levels once these customers work down their existing inventory quantities.

     Sales of Wireless Access products in the three months ended May 31, 2003 declined by $1,063,000, or 35%, from the same period in the prior year. This decline results primarily from the fact that the last year's amount includes sales to two customers totaling approximately $1.1 million which did not recur in the latest quarter. One of these two customers, Worldcom, accounted for sales of approximately $500,000 in the three months ended May 31, 2002, but WorldCom recently agreed to divest the assets of its wireless broadband business as part of its bankruptcy reorganization, and hence is not expected to be a significant customer of the Company's Wireless Access business unit in the foreseeable future. The other customer is a Wireless Cable subscription television system operator in the Caribbean region which accounted for sales of approximately $600,000 in the three months ended May 31, 2002 for a nonrecurring system upgrade. Sales in the latest three month period to this customer were approximately $30,000.

     Gross Profit and Gross Margins

     Satellite gross profit decreased $3,968,000, or 82%, and gross margin for Satellite products declined from 24.8% in the three months ended May 31, 2002 to 5.2% in the latest quarter.

     Included in cost of sales for Satellite products during the latest quarter were impairment writedowns of $586,000 on surface mount equipment which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers, and on certain manufacturing equipment taken out of service and abandoned as of May 31, 2003. Also included in Satellite product cost of sales was a lower of cost or market inventory writedown of $242,000. The foregoing items had an aggregate adverse impact of 5.1% on Satellite gross margin in the latest quarter. The remainder of the decline in Satellite gross margin is attributable to the lower sales volume in the latest quarter and the effect of competitive pricing pressures on certain Satellite products.

     Wireless Access gross profit decreased $570,000, or 56%, while gross margin for Wireless Access products declined to 22.9% in the first quarter of fiscal 2004 from 33.8% in the first quarter of fiscal 2003. These declines are primarily attributable to the 35% decrease in Wireless sales and lower absorption of fixed overhead costs.

     See also Note 11 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense decreased to $1,362,000 in the latest quarter from $1,701,000 last year. This 20% decline was due primarily to the cancellation, in the second quarter of last fiscal year, of a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing for large scale deployment of this technology was uncertain in the near-term future. Expense associated with this contract was $200,000 in the first quarter of last fiscal year. Also contributing to the decline in research and development expense were lower salaries expense due to staffing reductions ($90,000) and lower incentive compensation expense ($86,000), partially offset by higher consulting expense ($55,000).

     Selling expenses decreased by $236,000 from $730,000 in the first quarter of last year to $494,000 in the three months ended May 31, 2003. This decrease is primarily attributable to lower incentive compensation expense ($114,000), lower bad debts expense ($28,000), reduced travel and entertainment expenses ($30,000), and lower recruiting expense ($25,000).

     General and administrative expense of $844,000 in the latest quarter decreased 20% from $1,050,000 in the first quarter of last year. This decrease was due primarily to lower incentive compensation expense ($189,000).

     Non-operating Expense, Net

     Net non-operating expense, which is comprised of interest expense, interest income, and foreign currency gains and losses, increased from $1,000 in the first quarter of last year to $53,000 in the first quarter of this year. This increase is due primarily to the higher level of outstanding debt during the latest quarter. The $12 million bank loan, which was entered into last year to partially finance the acquisition of Kaul-Tronics, was outstanding for a little less than two months in the first quarter of last year. This loan was outstanding for all three months of the latest quarter.

     Income (loss) before income taxes

     For the reasons outlined above, the Company had pretax income of $2,362,000 in the first quarter of last year, compared to a pretax loss of $1,447,000 in the latest quarter.


     Income Tax Provision

     The effective income tax rate was 23.8% and 37.9% in the three months ended May 31, 2003 and 2002, respectively. The decline in effective tax rate is attributable primarily to the fact that, beginning in fiscal 2004, adjustments to the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate in fiscal 2003 was not impacted by adjustments to the valuation allowance. See further discussion of the deferred tax asset valuation allowance in Note 5 to the accompanying unaudited financial statements.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $21,899,000 at May 31, 2003, and its working capital line of credit with a bank. During the three months ended May 31, 2003, cash and cash equivalents decreased by $48,000. This decrease consisted of cash used for capital expenditures of $376,000 and debt repayments of $250,000, substantially offset by cash provided by operating activities of $475,000 and proceeds from the sale of equipment of $100,000.

     Components of operating working capital increased by $525,000 during the three months ended May 31, 2003, comprised of a decrease of $9,373,000 in accounts receivable, a decrease of $162,000 in prepaid expenses and other assets, an increase of $1,241,000 in inventory, a decrease of $6,995,000 in accounts payable, and a decrease of $774,000 in accrued payroll and other accrued liabilities.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2004 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At February 28, 2003, the Company had a $13 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At May 31, 2003 and February 28, 2003, no amounts were outstanding under the line of credit. At May 31, 2003, $1,582,000 of the line of credit amount was reserved for two outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $15,324,000 at May 31, 2003.

     The bank credit agreement which encompasses the Company's working capital revolving line of credit and two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, with which compliance is measured at the end of each fiscal quarter on an annualized fiscal year-to-date basis. For the quarter ended May 31, 2003, the Company was not in compliance with this covenant. In June 2003 the Company obtained a waiver from the bank for this covenant violation. The bank also agreed to amend the fixed charge coverage ratio requirement and the Company expects to be in compliance in future quarters with this covenant as amended. As a condition of obtaining the waiver and the changes to fixed charge coverage ratio covenant, the Company agreed to a reduction of the working capital revolver from $13 million to $10 million. The Company also agreed to make a $1 million principal reduction in the primary bank term loan by October 31, 2003, which amount is in addition to the scheduled principal payments on this loan of $200,000 per month. The Company plans to fund the $1 million term loan principal reduction by a drawdown on the working capital revolver, which matures on August 3, 2005. Accordingly, that portion of the primary term loan which will be repaid by the $1 million principal reduction is included in the non-current portion of long-term debt at May 31, 2003. The Company also agreed to apply the net proceeds from sales of certain real estate in Wisconsin to pay down the principal of the primary bank term loan.


     Following is a summary of the Company's contractual cash obligations as of May 31, 2003 (in thousands):

                   Future Cash Payments Due by Fiscal Year
                   ---------------------------------------
 Contractual         2004                                    There-
 Obligations     (Remainder) 2005    2006    2007    2008    after    Total
-------------       ------  ------  ------  ------  ------   ------   ------

Debt principal      $2,755  $3,435  $4,423  $2,911  $1,800   $  -    $15,324

Operating leases       589     433     681     699     699    2,328    5,429
                    ------  ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations   $3,344  $3,868  $5,104  $3,610  $2,499   $2,328  $20,753
                    ======  ======  ======  ======  ======   ======   ======

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations over the next twelve months.


SAFE HARBOR STATEMENT

     Forward looking statements in this 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, lack of product diversification, dependence upon a small number of customers, highly competitive markets, rapid technology changes affecting the Company's wireless access business, and other risks and uncertainties that are described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K as filed with the SEC on May 30, 2003, copies of which may be obtained from the Company upon request, or directly from the SEC's website at http://www.sec.gov/. Such risks and uncertainties could cause future results to differ materially from historical results or from results presently anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At May 31, 2003, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at May 31, 2003, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at May 31, 2003.


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

(b) Changes in internal controls.

     There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date that the evaluation was conducted. Additionally, no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.


                      PART II.  OTHER INFORMATION


ITEM 1.	 LEGAL PROCEEDINGS

     See Note 13 to the accompanying consolidated financial statements for a description of pending legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         Exhibit 10-1 - Building lease dated June 10, 2003 between the
                        Registrant and Sunbelt Enterprises for facility in Oxnard, California

         Exhibit 10-2 - Amendment No. 1 to the Loan and Security Agreement
                        by and between the Company and U.S. Bank National Association dated as of April 3, 2003

         Exhibit 10-3 - Amendment No. 2 to the Loan and Security Agreement
                        by and between the Company and U.S. Bank National Association dated as of July 3, 2003

         Exhibit 99-1 - Certification Pursuant to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K:

         On April 25, 2003, the Company filed a report on Form 8-K which furnished a copy of its press release which announced the financial results for the Company's fourth quarter and fiscal year ended February 28, 2003.





                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        July 10, 2003                        /s/ Richard K. Vitelle
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
       July 10, 2003                       /s/ Fred M. Sturm
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

       July 10, 2003                        /s/ Richard K. Vitelle
     ------------------------            -----------------------------
            Date                          Richard K. Vitelle
                                          Chief Financial Officer