Form 10-Q
period 2003-08-31
CALIFORNIA AMPLIFIER INC
filed 2003-10-02
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 31, 2003
                                          _________________

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

The registrant had 14,749,112 shares of Common Stock outstanding as of September 30, 2003.



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands except par value amounts)

                                                   August 31,     February 28,
                                                      2003           2003
                                                    --------       --------
                    Assets
Current assets:
  Cash and cash equivalents                         $ 23,080        $ 21,947
  Accounts receivable, less allowance for doubtful
   accounts of $251 and $273, respectively            12,884          16,053
  Inventories                                         11,700          12,862
  Deferred income tax assets                           2,846           1,130
  Prepaid expenses and other current assets            1,387           1,100
                                                    --------        --------
     Total current assets                             51,897          53,092

Property and equipment, at cost, net of
 accumulated depreciation and amortization             7,550           9,322
Deferred income tax assets, less current portion       3,973           5,400
Goodwill                                              20,938          20,938
Other assets                                             980             845
                                                    --------        --------
                                                    $ 85,338        $ 89,597
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  3,438        $  3,005
  Accounts payable                                    11,105          11,553
  Accrued payroll and employee benefits                  823           1,649
  Other accrued liabilities                            1,238           2,198
                                                    --------        --------
     Total current liabilities                        16,604          18,405
                                                    --------        --------
Long-term debt, less current portion                  10,835          12,569
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 14,749 and 14,745 shares issued
    and outstanding, respectively                        147             147
  Additional paid-in capital                          43,453          43,441
  Retained earnings                                   15,124          15,836
  Accumulated other comprehensive loss                  (825)           (801)
                                                    --------        --------
     Total stockholders' equity                       57,899          58,623
                                                    --------        --------
                                                    $ 85,338        $ 89,597
                                                    ========        ========


           See notes to unaudited consolidated financial statements.



                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended        Six Months Ended
                                      August 31,              August 31,
                                 -------------------     -------------------
                                   2003        2002        2003        2002
                                 -------     -------     -------     -------
Sales                            $24,197     $27,526     $42,763     $50,008
Cost of goods sold                20,997      21,171      38,257      37,809
                                 -------     -------     -------     -------
Gross profit                       3,200       6,355       4,506      12,199
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         1,236       1,723       2,598       3,424
  Selling                            549         744       1,043       1,474
  General and administrative         869       1,052       1,713       2,102
                                 -------     -------     -------     -------
Total operating expenses           2,654       3,519       5,354       7,000
                                 -------     -------     -------     -------
Operating income (loss)              546       2,836        (848)      5,199

Non-operating expense, net          (129)        (79)       (182)        (80)
                                 -------     -------     -------     -------
Income (loss) before
 income taxes                        417       2,757      (1,030)      5,119

Income tax benefit (provision)       (27)       (939)        318      (1,835)
                                 -------     -------     -------     -------

Net income (loss)                $   390     $ 1,818     $  (712)    $ 3,284
                                 =======     =======     =======     =======



Net income (loss) per share:
  Basic                          $  0.03     $  0.12     $ (0.05)    $  0.23
  Diluted                        $  0.03     $  0.12     $ (0.05)    $  0.22

Shares used in per share
 calculations:
   Basic                          14,747      14,720      14,746      14,547
   Diluted                        14,916      14,914      14,746      14,835


          See notes to unaudited consolidated financial statements.





                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)
                                                         Six Months Ended
                                                             August 31,
                                                       ---------------------
                                                         2003          2002
                                                       -------       -------
Cash flows from operating activities:
  Net income (loss)                                    $  (712)      $ 3,284
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                        1,613         1,824
    Equipment impairment writedowns                        575            -
    Gain on sale of equipment                             (117)         (148)
    Increase in equity associated with tax
     benefit from exercise of stock options                 -          2,972
    Deferred tax assets, net                              (289)       (1,290)
    Changes in operating assets and liabilities:
      Accounts receivable                                3,169        (3,017)
      Inventories                                        1,162         2,625
      Prepaid expenses and other assets                   (278)         (230)
      Accounts payable                                    (222)          268
      Accrued payroll and other accrued liabilities     (1,786)         (566)
                                                       -------       -------
Net cash provided by operating activities                3,115         5,722
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (978)         (702)
  Proceeds from sale of property and equipment             285           299
  Acquisition of Kaul-Tronics                               -        (16,588)
                                                       -------       -------
Net cash used in investing activities                     (693)      (16,991)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                              -         12,000
  Repayments of long-term debt                          (1,301)         (483)
  Proceeds from exercise of stock options                   12           103
                                                       -------       -------
Net cash provided by (used in) financing activities     (1,289)       11,620
                                                       -------       -------

Net change in cash and cash equivalents                  1,133           351
Cash and cash equivalents at beginning of period        21,947        23,156
                                                       -------       -------

Cash and cash equivalents at end of period             $23,080       $23,507
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   281       $   257
  Income taxes paid (net refunds received)             $   (93)      $   170

Non-cash investing and financing activities:
  Issuance of common stock as partial consideration
   for acquisition of Kaul-Tronics                     $    -        $ 6,054
  Increase in valuation allowance for
   available-for-sale investment                       $    -        $   209
  Issuance of common stock to reduce
   accrued liability                                   $    -        $ 4,030


          See notes to unaudited consolidated financial statements.


                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended August 31, 2003


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

     All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2003 and its results of operations for the three and six month periods ended August 31, 2003 and 2002. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2003 fell on March 1, 2003. The actual interim periods ended on August 30, 2003 and August 31, 2002. In the accompanying consolidated financial statements, the 2003 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-
Q. Therefore, these financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 30, 2003.

Note 2 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                            August 31,   February 28,
                                               2003          2003
                                             ------         ------
          Raw materials and subassemblies    $ 9,089       $ 9,627
          Finished goods                       2,611         3,235
                                              ------        ------
                                             $11,700       $12,862
                                              ======        ======


Note 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. There was no change in the carrying amount of goodwill during the six months ended August 31, 2003.

     All goodwill is associated with the Company's Satellite business segment. The first annual goodwill impairment test was conducted as of December 31, 2002. This test indicated that there was no impairment of goodwill at that date. Because of the write-down of certain assets in the Satellite segment in the first quarter ended May 31, 2003, the Company conducted an interim impairment test as of that date. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Satellite reporting unit in these impairment tests.

     At August 31, 2003, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics acquisition (Note 1) was $400,000 and $148,000, respectively. The covenants not to compete, which are included in Other Assets in the accompanying consolidated balance sheet, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


Note 4 - FINANCING ARRANGEMENTS

     At August 31, 2003, the Company had a $10 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at the London Inter-Bank Offer Rate (LIBOR) plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At August 31, 2003, there were no borrowings outstanding under the line of credit. At that date, there was $1,582,000 reserved under the line of credit for outstanding standby letters of credit, and an additional $2,225,000 reserved for outstanding trade letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $14,273,000 at August 31, 2003.


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

     At February 28, 2003, the deferred tax asset valuation allowance was $3,335,000. Based on profitable operations in the three year period ended February 28, 2003, and on management's internal forecast of future operating results, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax assets of $6,819,000. As a result of this analysis, the deferred tax asset valuation allowance was reduced to $3,164,000 at August 31, 2003.

     The effective income tax rate was 30.9% and 35.8% in the six months ended August 31, 2003 and 2002, respectively. The decrease in effective tax rate is attributable primarily to the fact that, beginning in fiscal 2004, adjustments to the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate in fiscal 2003 was not impacted by adjustments to the valuation allowance.


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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                     Three months ended     Six months ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2003      2002        2003      2002
                                      ------    ------      ------    ------
  Basic weighted average number
   of common shares outstanding       14,747    14,720      14,746    14,547

  Effect of dilutive securities:
    Stock options                        169       194         -         288
                                      ------    ------      ------    ------
  Diluted weighted average number
   of common shares outstanding       14,916    14,914      14,746    14,835
                                      ======    ======      ======    ======


     Options outstanding at August 31, 2002 to purchase approximately 1,236,000 shares of Common Stock at prices ranging from $4.72 to $50.56 were excluded from the computation of diluted earnings per share for the three and six months then ended.

     Because the Company had a net loss for the six ended August 31, 2003, outstanding stock options to purchase approximately 2,590,000 shares of common stock at exercise prices ranging from $2.76 to $50.56 would be anti-dilutive and were therefore not included in the computation of diluted earnings per share.



Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income
(loss) and all changes that impact stockholders' equity other than transactions involving stockholders' ownership interests. The following table details the components of comprehensive income (loss) for the three and six month periods ended August 31, 2003 and 2002 (in thousands):
                                     Three months ended     Six months ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2003      2002        2003      2002
                                      ------    ------      ------    ------
 Net income (loss)                    $  390    $1,818      $ (712)   $3,284

 Unrealized holding loss on
  available-for-sale investments         (25)      (35)        (24)    (209)
                                      ------    ------      ------    ------
 Comprehensive income (loss)          $  365    $1,783      $ (736)   $3,075
                                      ======    ======      ======    ======


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

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                            Options granted
                          during the six months
                             ended August 31,     Options granted
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

     The estimated compensation cost for outstanding stock options calculated using these assumptions is as follows (in thousands):

                              Three months ended     Six months ended
                                   August 31,           August 31,
                                --------------       ----------------
                                 2003     2002        2003      2002
                                ------   ------      ------    ------
  Compensation cost for
   outstanding stock options     $890    $1,054      $1,968    $2,027
                                 ====    ======      ======    ======

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                  Three months ended    Six months ended
                                       August 31,          August 31,
                                   ----------------     ----------------
                                    2003      2002       2003      2002
                                   ------    ------     ------    ------
  Net income (loss) as reported    $  390    $1,818    $  (712)   $ 3,284

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                       (539)     (639)    (1,193)    (1,228)
                                    -----     -----      -----     ------
  Pro forma net income (loss)      $ (149)   $1,179    $(1,905)   $ 2,056
                                    =====     =====      =====     ======

  Earnings (loss) per share:
     Basic -
       As reported                 $ 0.03     $0.12     $(0.05)     $0.23
       Pro forma                   $(0.01)    $0.08     $(0.13)     $0.14



     Diluted -
       As reported                 $ 0.03     $0.12     $(0.05)     $0.22
       Pro forma                   $(0.01)    $0.08     $(0.13)     $0.14


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and six month periods ended August 31, 2003 or 2002, as a percent of consolidated sales, are as follows:

                          Three months ended     Six months ended
                              August 31,             August 31,
                           ----------------      ----------------
             Customer       2003      2002        2003      2002
             --------      ------    ------      ------    ------
                A           35.5%     47.2%       34.0%     48.7%
                B           21.5%      8.2%       19.6%      5.4%
                C           13.5%      0.4%        8.8%      0.4%


     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                          August 31,  Feb. 28,
                             2003       2003
                            ------     ------
                A            38.3%      58.0%
                B            23.3%       5.5%
                C             4.8%       0.5%

Customers A, B and C are customers of the Satellite segment. No customer of the Wireless Access segment accounted for 10% or more of consolidated sales during the periods shown above.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. In addition, during the fourth quarter of fiscal 2003, the Company accrued warranty cost of $250,000 in connection with a product replacement program, as further described in Note 12. Such amount is included in the warranty liability at August 31, 2003. Increases in and reductions of the warranty liability for the six months ended August 31, 2003 and 2002 is as follows (in thousands):

                                          Six months
                                       ended August 31,
                                      -----------------
                                       2003       2002
                                      ------     ------
      Balance at beginning of period   $491       $376
      Charged (credited) to costs
       and expenses                     (26)        87
      Deductions                        (73)      (112)
                                       ----       ----
      Balance at end of period         $392       $351
                                       ====       ====



Note 11 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three months ended August 31, 2003 and 2002 is as follows (in thousands):

Three months ended August 31, 2003:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $22,022     $ 2,175                $24,197
 Gross profit                     $ 2,610     $   590                $ 3,200
 Gross margin                        11.9%       27.1%                  13.2%
 Income (loss) before
  income taxes                    $ 1,892     $  (477)   $  (998)    $   417



Three months ended August 31, 2002:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $24,640     $ 2,886                $27,526
 Gross profit                     $ 5,463     $   892                $ 6,355
 Gross margin                        22.2%       30.9%                  23.1%
 Income (loss) before
  income taxes                    $ 4,300     $  (412)   $(1,131)    $ 2,757


Six months ended August 31, 2003:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $38,643     $ 4,120                $42,763
 Gross profit                     $ 3,470     $ 1,036                $ 4,506
 Gross margin                         9.0%       25.1%                  10.5%
 Income (loss) before
  income taxes                    $ 1,884     $(1,019)   $(1,895)    $(1,030)


Six months ended August 31, 2002:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $44,114     $ 5,894                $50,008
 Gross profit                     $10,291     $ 1,908                $12,199
 Gross margin                        23.3%       32.4%                  24.4%
 Income (loss) before
  income taxes                    $ 8,030     $  (729)   $(2,182)    $ 5,119


     Included in cost of sales for Satellite products during the six months ended August 31, 2003 were asset impairment writedowns of $575,000 on surface mount equipment which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers and certain other manufacturing equipment which was taken out of service. The underutilized surface mount equipment was sold in August 2003. Also included in Satellite product cost of sales for the six months ended August 31, 2003 was a lower of cost or market inventory writedown of $242,000. The foregoing items had an aggregate adverse impact of 2.1% on Satellite gross margin in the latest six month period.


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


Note 12 - COMMITMENTS AND CONTINGENCIES

     In March 2003, one of the Company's customers made a $1.6 million claim against the Company for what the customer described as its expected costs for a replacement program involving a product that had been supplied by the Company. The Company accrued $250,000 at February 28, 2003 as its best estimate of the costs to resolve this matter, and there have been no changes in this accrued liability balance during the six months ended August 31, 2003. The Company can give no assurance that the actual costs to resolve this claim will not exceed the $250,000 reserve amount. See further discussion of this matter in Note 12 to the unaudited consolidated financial statements contained in the Company's Form 10-Q for the quarter ended May 31, 2003.


Note 13 - LEGAL MATTER

     In 2001, the Company was notified that the Securities and Exchange Commission (SEC) was conducting an investigation into the circumstances that caused the Company to restate earnings for fiscal year 2000 and the first three quarters of fiscal year 2001. The Company has provided the SEC with documents and testimony, and management believes that it has fully cooperated, and will continue to fully cooperate, with the SEC in connection with its investigation.



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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying unaudited consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for 66% of accounts receivable at August 31, 2003 and 62% of the Company's sales in the six months then ended. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Deferred Income Tax Asset Valuation Allowance

     Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed, and the valuation allowance is adjusted accordingly. If in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.
At August 31, 2003, the Company's net deferred income tax asset was $6,819,000, which amount is net of a valuation allowance of $3,164,000. During fiscal years 2003 and 2002, the valuation allowance was reduced by an aggregate amount of $9,173,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. That portion of the valuation allowance that related to these tax benefits on stock option deductions was fully eliminated as of the end of fiscal 2003. Therefore, beginning in fiscal 2004, reductions of the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. During the six months ended August 31, 2003, the deferred tax asset valuation allowance was reduced by $145,000, which had the effect of lowering the estimated effective income tax rate for fiscal 2004.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. FAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. This statement, which the Company adopted in fiscal 2003, did not have a material impact on the Company's financial position or results of operations prior to fiscal 2004. FAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the six months ended August 31, 2003, the Company recorded an impairment writedown of $575,000 on certain surface mount manufacturing equipment, tooling and other equipment used in the Satellite business unit which had become underutilized due to increased outsourcing to contract manufacturers.

     The Company also adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in fiscal 2003. As a result goodwill, all of which relates to the Company's Satellite business unit, is no longer amortized. Instead, goodwill is subject to annual impairment testing, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach. The first annual goodwill impairment test was conducted as of December 31, 2002, which indicated that there was no impairment of goodwill at that date. Because of the writedown of certain assets in the Satellite segment under FAS No. 144 during the quarter ended May 31, 2003, the Company conducted an interim impairment test as of that date. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Satellite business unit in these impairment tests.

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

RESULTS OF OPERATIONS

     The Company's sales and gross profit by business segment for the three and six months ended August 31, 2003 and 2002 are as follows:

                                  SALES BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2003             2002             2003             2002
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Segment    $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Satellite  $22,022   91.0%  $24,640   89.5%  $38,643   90.4%  $44,114   88.2%
Wireless     2,175    9.0%    2,886   10.5%    4,120    9.6%    5,894   11.8%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $24,197  100.0%  $27,526  100.0%  $42,763  100.0%  $50,008  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====

                               GROSS PROFIT BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2003             2002             2003             2002
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Segment    $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Satellite  $ 2,610   81.6%  $ 5,463   86.0%  $ 3,470   77.0%  $10,291   84.4%
Wireless       590   18.4%      892   14.0%    1,036   23.0%    1,908   15.6%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $ 3,200  100.0%  $ 6,355  100.0%  $ 4,506  100.0%  $12,199  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====


     Sales

     Sales of Satellite products decreased $2,618,000, or 10.6% in the three months ended August 31, 2003 from the same period in the previous fiscal year. For the six months ended August 31, 2003, sales of Satellite products decreased by $5,471,000 from $44,114,000 to $38,643,000. These declines resulted primarily from reduced customer orders in the latest three- and six-month periods due to customers' overstocked inventories of certain satellite television reception products. The Satellite products impacted by this order slowdown are predominantly the more technologically advanced products that have higher selling prices.

     The Company believes that this decline in orders from key Satellite customers was a temporary condition, and that sales of Satellite products have begun to return to more normal levels as a result of these customers working down their existing inventory quantities.

     Sales of Wireless Access products in the three months ended August 31, 2003 declined by $711,000, or 25%, from the same period in the prior year. For the six months ended August 31, 2003, sales of Wireless products decreased by $1,774,000 from $5,894,000 to $4,120,000. The decline in the six-month results occurred primarily because last year's amount included sales to three customers totaling approximately $2.4 million, substantially all of which did not recur in the latest six-month period.

Gross Profit and Gross Margins

     Satellite gross profit decreased $2,853,000, or 52%, and gross margin for Satellite products declined from 22.2% in the three months ended August 31, 2003 to 11.9% in the latest quarter. In the latest six-month period, Satellite gross profit declined by $6,821,000, or 66%, from the comparable period of the prior year, and gross margin declined to 9.0% this year from 23.3% last year.

     Included in cost of sales for Satellite products during the six months ended August 31, 2003 were impairment writedowns totaling $575,000 on surface mount machines and other manufacturing equipment which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers. Also included in Satellite product cost of sales for the six months ended August 31, 2003 was a lower of cost or market inventory writedown of $242,000. The foregoing items had an aggregate adverse impact of 2.1% on Satellite gross margin in the latest six month period. The remainder of the decline in Satellite gross margin is attributable primarily to the lower production and sales volume in the latest quarter and six month period relative to the prior year and the resultant lower absorption of fixed overhead costs, and the effect of competitive pricing pressures on certain Satellite products.

     Wireless Access gross profit decreased $302,000, or 34%, while gross margin for Wireless Access products declined to 27.1% in the second quarter of fiscal 2004 from 30.9% in the second quarter of fiscal 2003. For the six months ended August 31, 2003, Wireless Access gross profit declined by $872,000, or 46%, from the comparable period of the prior year, and gross margin declined to 25.1% this year from 32.4% last year. These declines are primarily attributable to the decrease in Wireless sales in the latest three- and six month periods and the resultant lower absorption of fixed overhead costs.

     See also Note 11 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense decreased by $487,000, or 28%, from $1,723,000 in the second quarter of last year to $1,236,000 in the latest quarter. For the six month year-to-date periods, research and development expense decreased $826,000 from $3,424,000 last year to $2,598,000 this year. These reductions are due in part to the cancellation, in the second quarter of last fiscal year, of a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing for large scale deployment of this technology was considered to be uncertain in the near-term future. Expense associated with this product development contract was $130,000 and $330,000, respectively, in the three and six months ended August 31, 2002. Also contributing to the decline in research and development expense in the latest six month period was lower salaries expense due to staffing reductions ($240,000) and lower incentive compensation expense ($218,000).

     Selling expense decreased by 26% from $744,000 in the three months ended August 31, 2002 to $549,000 in the three months ended August 31, 2003. For the six month periods, selling expense decreased 29% from $1,474,000 last year to $1,043,000 this year. These decreases are primarily attributable to lower incentive compensation expense, which declined by $177,000 and $291,000 in the latest three and six month periods, respectively, compared to the prior year. Also contributing to the declines was bad debts expense, which was lower by $51,000 and $79,000 in the latest three and six month periods, respectively, compared to the prior year.

     General and administrative expense in the latest quarter decreased 17% to $869,000 from $1,052,000 in the second quarter of last year. For the six month periods, general and administrative expenses decreased by $389,000, or 19%, to $1,713,000 in 2003 from $2,102,000 in 2002. These declines are due mainly to reduced incentive compensation expense, which was lower by $174,000 and $363,000 in the latest three and six month periods, respectively, compared to the prior year.

     Non-operating Expense, Net

     Net non-operating expense increased from $79,000 in the second quarter of last year to $129,000 in the latest quarter. This increase in net non-operating expense is attributable to the change in foreign currency gains and losses. There was a foreign currency gain of $13,000 in last year's second quarter, and a foreign currency loss of $37,000 in the latest quarter. Net non-operating expense for the six month periods increased from $80,000 in 2002 to $182,000 in 2003 due to the change in foreign currency gains and losses ($70,000) and greater net interest expense ($32,000).

     Income (loss) before income taxes

     Income before income taxes in the latest quarter was $417,000 compared to $2,757,000 in the second quarter of last year. For the six month periods, income (loss) before income taxes was ($1,030,000) in 2003 compared to $5,119,000 in 2002. These declines in the latest three and six month periods compared to the prior year are due to decreases in gross profit, partially offset by lower operating expenses, all as discussed above.

     Income Taxes

     The effective income tax rate was 30.9% and 35.8% in the six months ended August 31, 2003 and 2002, respectively. The decline in effective tax rate is attributable primarily to the fact that, beginning in the current year, adjustments to the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate last year was not impacted by adjustments to the valuation allowance. See further discussion of the deferred tax asset valuation allowance in Note 5 to the accompanying unaudited financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $23,080,000 at August 31, 2003, and its working capital line of credit with a bank. During the six months ended August 31, 2003, cash and cash equivalents increased by $1,133,000. This increase consisted of cash provided by operations of $3,115,000, proceeds from sale of fixed assets of $285,000, and proceeds from stock option exercises of $12,000, partially offset by cash used for capital expenditures of $978,000 and debt repayments of $1,301,000.

     Components of operating working capital decreased by $2,045,000 during the six months ended August 31, 2003, comprised of a decrease of $3,169,000 in accounts receivable, a decrease of $1,162,000 in inventory, an increase of $278,000 in prepaid expenses and other assets, a decrease of $222,000 in accounts payable, and a decrease of $1,786,000 in accrued payroll and other accrued liabilities.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2004 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At August 31, 2003, the Company had a $10 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At August 31, 2003, there were no borrowings outstanding under the line of credit.
At that date, there was $1,582,000 reserved under the line of credit for outstanding standby letters of credit, and an additional $2,225,000 reserved for outstanding trade letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $14,273,000 at August 31, 2003.

     Following is a summary of the Company's contractual cash obligations as of August 31, 2003 (in thousands):

                   Future Cash Payments Due by Fiscal Year
                   ---------------------------------------
 Contractual         2004                                    There-
 Obligations     (Remainder) 2005    2006    2007    2008    after    Total
-------------       ------  ------  ------  ------  ------   ------   ------

Debt principal      $1,713  $3,426  $4,423  $2,911  $1,800   $  -    $14,273

Operating leases       379     433     681     699     699    2,328    5,219
                    ------  ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations   $2,092  $3,859  $5,104  $3,610  $2,499   $2,328  $19,492
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At August 31, 2003, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at August 31, 2003, a change in interest rates of one percent would result in an annual impact of approximately $110,000, net of tax, on the Company's consolidated statement of income.

     A portion of the Company's operations consists of its investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates. However, the Company believes that it does not have material foreign currency exchange rate risk since its foreign subsidiary accounts for less than 10% of consolidated revenues, and a significant portion of the foreign subsidiary's sales, even though made in international markets, are denominated in U.S. dollars. Furthermore, the Company's purchases of raw materials and components from foreign suppliers are typically denominated in U.S. dollars.

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at August 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

     During the period covered by this report there have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                      PART II.  OTHER INFORMATION

ITEM 1.	 LEGAL PROCEEDINGS

     See Note 13 to the accompanying consolidated financial statements for a description of pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2003 Annual Meeting of Stockholders held on July 17, 2003, the six incumbent directors stood for reelection to a one year term expiring at the fiscal 2004 Annual Meeting. All six of the director nominees were reelected. Following is a summary of the results of the director voting:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   --------      -------      -------
    Ira Coron                     10,659,614   2,819,838     1,266,360
    Richard Gold                  12,474,490   1,004,962     1,266,360
    Arthur Hausman                12,479,584     999,868     1,266,360
    Frank Perna                   12,591,364     888,088     1,266,360
    Thomas Ringer                 12,595,304     884,148     1,266,360
    Fred Sturm                    12,592,219     887,233     1,266,360

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         Exhibit 31.1 - Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Chief Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32  -  Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K:

         On June 19, 2003, the Company filed a report on Form 8-K that furnished a copy of its press release announcing the financial results for the Company's first quarter ended May 31, 2003.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        October 2, 2003                      /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)