Form 10-Q
period 2003-11-30
CALIFORNIA AMPLIFIER INC
filed 2003-12-31
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      November 30, 2003
                                          _________________

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

The registrant had 14,853,512 shares of Common Stock outstanding as of December 29, 2003.



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands except par value amounts)

                                                  November 30,   February 28,
                                                      2003           2003
                                                    --------       --------
                    Assets
Current assets:
  Cash and cash equivalents                         $ 25,286        $ 21,947
  Accounts receivable, less allowance for doubtful
   accounts of $203 and $273, respectively            17,399          16,053
  Inventories                                         13,875          12,862
  Deferred income tax assets                           2,576           1,130
  Prepaid expenses and other current assets              935           1,100
                                                    --------        --------
     Total current assets                             60,071          53,092

Property and equipment, at cost, net of
 accumulated depreciation and amortization             7,887           9,322
Deferred income tax assets, less current portion       4,098           5,400
Goodwill                                              20,938          20,938
Other assets                                             668             845
                                                    --------        --------
                                                    $ 93,662        $ 89,597
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  3,375        $  3,005
  Accounts payable                                    15,671          11,553
  Accrued payroll and employee benefits                1,311           1,649
  Other accrued liabilities                            1,488           2,198
                                                    --------        --------
     Total current liabilities                        21,845          18,405
                                                    --------        --------
Long-term debt, less current portion                   9,874          12,569
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 14,850 and 14,745 shares issued
    and outstanding, respectively                        148             147
  Additional paid-in capital                          44,024          43,441
  Retained earnings                                   18,576          15,836
  Accumulated other comprehensive loss                  (805)           (801)
                                                    --------        --------
     Total stockholders' equity                       61,943          58,623
                                                    --------        --------
                                                    $ 93,662        $ 89,597
                                                    ========        ========


           See notes to unaudited consolidated financial statements.



                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                 Three Months Ended       Nine Months Ended
                                     November 30,             November 30,
                                 -------------------     -------------------
                                   2003        2002        2003        2002
                                 -------     -------     -------     -------

Sales                            $44,248     $23,965     $87,011     $73,973

Cost of goods sold                37,514      19,587      75,771      57,396
                                 -------     -------     -------     -------
Gross profit                       6,734       4,378      11,240      16,577
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         1,338       1,391       3,936       4,815
  Selling                            627         469       1,670       1,943
  General and administrative         925         902       2,638       3,004
                                 -------     -------     -------     -------

Total operating expenses           2,890       2,762       8,244       9,762
                                 -------     -------     -------     -------

Operating income                   3,844       1,616       2,996       6,815

Non-operating expense, net           (12)        (79)       (194)       (159)
                                 -------     -------     -------     -------

Income before income taxes         3,832       1,537       2,802       6,656

Income tax provision                (380)       (632)        (62)     (2,467)
                                 -------     -------     -------     -------

Net income                       $ 3,452     $   905     $ 2,740     $ 4,189
                                 =======     =======     =======     =======



Net income per share:
  Basic                          $  0.23     $  0.06     $  0.19     $  0.29
  Diluted                        $  0.22     $  0.06     $  0.18     $  0.28

Shares used in per share
 calculations:
   Basic                          14,788      14,720      14,760      14,605
   Diluted                        15,555      14,850      15,128      14,840


          See notes to unaudited consolidated financial statements.





                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)
                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                         2003          2002
                                                       -------       -------
Cash flows from operating activities:
  Net income                                           $ 2,740       $ 4,189
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        2,381         2,728
    Property and equipment impairment writedowns           575            -
    Gains on sale of property and equipment               (273)         (150)
    Increase in equity associated with tax
     benefit from exercise of stock options                212         5,395
    Deferred tax assets, net                              (144)       (3,150)
    Changes in operating assets and liabilities:
      Accounts receivable                               (1,346)       (1,495)
      Inventories                                       (1,013)         (588)
      Prepaid expenses and other assets                    270          (122)
      Accounts payable                                   4,385         3,798
      Accrued payroll and other accrued liabilities     (1,048)         (823)
                                                       -------       -------
Net cash provided by operating activities                6,739         9,782
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (2,026)         (987)
  Proceeds from sale of property and equipment             579           301
  Acquisition of Kaul-Tronics                               -        (16,588)
                                                       -------       -------
Net cash used in investing activities                   (1,447)      (17,274)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                           1,000        12,000
  Repayments of long-term debt                          (3,325)         (725)
  Proceeds from exercise of stock options                  372           109
                                                       -------       -------
Net cash provided by (used in) financing activities     (1,953)       11,384
                                                       -------       -------

Net change in cash and cash equivalents                  3,339         3,892
Cash and cash equivalents at beginning of period        21,947        23,156
                                                       -------       -------

Cash and cash equivalents at end of period             $25,286       $27,048
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   405       $   430
  Income taxes paid (net refunds received)             $   (93)      $   209

Non-cash investing and financing activities:
  Issuance of common stock as partial consideration
   for acquisition of Kaul-Tronics                     $    -        $ 6,054
  Increase in valuation allowance for
   available-for-sale investment                       $    -        $   261
  Issuance of common stock to reduce
   accrued liability                                   $    -        $ 4,030


          See notes to unaudited consolidated financial statements.


                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     Nine Months Ended November 30, 2003


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

     All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2003 and its results of operations for the three and nine month periods ended November 30, 2003 and 2002. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2003 fell on March 1, 2003. The actual interim periods ended on November 29, 2003 and November 30, 2002. In the accompanying consolidated financial statements, the 2003 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

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

Note 2 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                           November 30,  February 28,
                                               2003          2003
                                             ------         ------
          Raw materials and subassemblies    $ 9,233       $ 9,627
          Finished goods                       4,642         3,235
                                              ------        ------
                                             $13,875       $12,862
                                              ======        ======


Note 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. There was no change in the carrying amount of goodwill during the nine months ended November 30, 2003.

     All goodwill is associated with the Company's Satellite business segment. The first annual goodwill impairment test was conducted as of December 31, 2002. This test indicated that there was no impairment of goodwill at that date. Because of the write-down of certain assets in the Satellite segment in the quarter ended May 31, 2003, the Company conducted an interim impairment test as of that date. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Satellite reporting unit in these impairment tests.

     At November 30, 2003, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics acquisition (Note 1) was $400,000 and $174,000, respectively. The covenants not to compete, which are included in Other Assets in the accompanying consolidated balance sheet, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


Note 4 - FINANCING ARRANGEMENTS

     At November 30, 2003, the Company had a $10 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at the London Inter-Bank Offer Rate (LIBOR) plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At November 30, 2003, there were outstanding borrowings of $1 million on the line of credit and $1,644,000 was reserved under the line for issued letters of credit. The $1 million outstanding balance on the line of credit is classified as long-term debt at November 30, 2003 because the revolver does not mature until August 2005. The Company also has two bank term loans which had an aggregate outstanding principal balance of $12,249,000 at November 30, 2003. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.


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

     At February 28, 2003, the deferred tax asset valuation allowance was $3,335,000. Based on profitable operations in the three year period ended February 28, 2003, and on management's internal forecast of future operating results, management believes it is more likely than not that the Company will generate sufficient taxable income in the future to utilize deferred tax assets of $6,674,000. As a result of this analysis, the deferred tax asset valuation allowance was reduced to $2,261,000 at November 30, 2003.

     During fiscal years 2003 and 2002, the deferred tax asset valuation allowance was reduced by an aggregate amount of $9,173,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. That portion of the valuation allowance that related to these tax benefits on stock option deductions was fully eliminated as of the end of fiscal 2003. Therefore, beginning in fiscal 2004, reductions of the deferred tax asset valuation allowance have a corresponding impact on the income tax provision reported in the consolidated statement of operations. During the nine months ended November 30, 2003, the deferred tax asset valuation allowance was reduced by approximately $1 million, which had the effect of lowering the estimated effective income tax rate for that period to 2.2%, compared to an effective tax rate of 37.1% in the nine months ended November 30, 2002.


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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                     Three months ended    Nine months ended
                                         November 30,          November 30,
                                      ----------------      ----------------
                                       2003      2002        2003      2002
                                      ------    ------      ------    ------
  Basic weighted average number
   of common shares outstanding       14,788    14,720      14,760    14,605

  Effect of dilutive securities:
    Stock options                        767       130         368       235
                                      ------    ------      ------    ------
  Diluted weighted average number
   of common shares outstanding       15,555    14,850      15,128    14,840
                                      ======    ======      ======    ======


     The computation of diluted earnings per share excludes 579,000 and 1,976,000 stock options that were anti-dilutive for the three months ended November 30, 2003 and 2002, respectively, and excludes 1,426,000 and 1,329,000 stock options that were anti-dilutive for the nine months ended November 30, 2003 and 2002, respectively.


Note 7 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all changes that impact stockholders' equity other than transactions involving stockholders' ownership interests. The following table details the components of comprehensive income for the three and nine month periods ended November 30, 2003 and 2002 (in thousands):

                                    Three months ended     Nine months ended
                                        November 30,           November 30,
                                      ----------------      ----------------
                                       2003      2002        2003      2002
                                      ------    ------      ------    ------
 Net income                           $3,452    $  905      $2,740    $4,189

 Decrease (increase) in
  unrealized holding loss on
  available-for-sale investments          20       (52)         (4)     (261)
                                      ------    ------      ------    ------
 Comprehensive income                 $3,472    $  853      $2,736    $3,928
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



     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                            Options granted
                          during the nine months
                             ended November 30,     Options granted
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

     The estimated compensation cost for outstanding stock options calculated using these assumptions is as follows (in thousands):

                              Three months ended    Nine months ended
                                  November 30,         November 30,
                                --------------       ----------------
                                 2003     2002        2003      2002
                                ------   ------      ------    ------
  Compensation cost for
   outstanding stock options     $850    $1,078      $2,818    $3,105
                                 ====    ======      ======    ======

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                 Three months ended    Nine months ended
                                     November 30,         November 30,
                                   ----------------     ----------------
                                    2003      2002       2003      2002
                                   ------    ------     ------    ------
  Net income as reported           $3,452     $ 905     $2,740    $4,189

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                       (514)     (652)    (1,704)   (1,878)
                                    -----      ----      -----     -----
  Pro forma net income             $2,938     $ 253     $1,036    $2,311
                                    =====      ====      =====     =====
  Earnings per share:
     Basic -
       As reported                  $0.23     $0.06      $0.19     $0.29
       Pro forma                    $0.20     $0.02      $0.07     $0.16

     Diluted -
       As reported                  $0.22     $0.06      $0.18     $0.28
       Pro forma                    $0.19     $0.02      $0.07     $0.16


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and/ or nine month periods ended November 30, 2003 and 2002, as a percent of consolidated sales, are as follows:

                          Three months ended     Nine months ended
                              November 30,          November 30,
                           ----------------      ----------------
             Customer       2003      2002        2003      2002
             --------      ------    ------      ------    ------
                A           40.6%     25.1%       37.4%     41.1%
                B           23.1%     21.2%       21.4%     10.5%
                C           10.2%      0.7%        9.5%      0.7%
                D            8.1%     10.9%        8.6%      8.3%
                E            0.3%     12.2%        2.4%      8.9%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                           Nov. 30,   Feb. 28,
                             2003       2003
                            ------     ------
                A            38.7%      58.0%
                B            23.9%       5.5%
                C             2.3%       0.5%
                D            19.3%      15.1%
                E             0.4%       4.1%

Customers A, B, C, D and E are customers of the Satellite segment. No customer of the Wireless Access segment accounted for 10% or more of consolidated sales or accounts receivable during the periods shown above.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. In addition, during the fourth quarter of fiscal 2003, the Company accrued warranty cost of $250,000 in connection with a product replacement program, as further described in Note 12. Such amount is included in the warranty liability at November 30, 2003. Increases in and reductions of the warranty liability for the nine months ended November 30, 2003 and 2002 is as follows (in thousands):

                                         Nine months
                                      ended November 30,
                                      -----------------
                                       2003       2002
                                      ------     ------
      Balance at beginning of period   $491       $376
      Charged (credited) to costs
       and expenses                     133         -

      Deductions                        (89)      (120)
                                       ----       ----
      Balance at end of period         $535       $256
                                       ====       ====




Note 11 - SEGMENT INFORMATION

     The Company currently manages its business under two identifiable business segments: Satellite products and Wireless Access products. Segment information for the three months ended November 30, 2003 and 2002 is as follows (in thousands):

Three months ended November 30, 2003:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $42,607     $ 1,641                $44,248
 Gross profit                     $ 6,306     $   428                $ 6,734
 Gross margin                        14.8%       26.1%                  15.2%
 Income (loss) before
  income taxes                    $ 5,458     $  (690)   $  (936)    $ 3,832



Three months ended November 30, 2002:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $20,443     $ 3,522                $23,965
 Gross profit                     $ 3,518     $   860                $ 4,378
 Gross margin                        17.2%       24.4%                  18.3%
 Income (loss) before
  income taxes                    $ 2,536     $   (18)   $  (981)    $ 1,537


Nine months ended November 30, 2003:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $81,250     $ 5,761                $87,011
 Gross profit                     $ 9,776     $ 1,464                $11,240
 Gross margin                        12.0%       25.4%                  12.9%
 Income (loss) before
  income taxes                    $ 7,342     $(1,709)   $(2,831)    $ 2,802


Nine months ended November 30, 2002:
                                             Wireless
                                 Satellite    Access    Corporate     Total
                                  -------     ------     -------      -----
 Sales                            $64,557     $ 9,416                $73,973
 Gross profit                     $13,809     $ 2,768                $16,577
 Gross margin                        21.4%       29.4%                  22.4%
 Income (loss) before
  income taxes                    $10,566     $  (747)   $(3,163)    $ 6,656


     Included in cost of sales for Satellite products during the nine months ended November 30, 2003 were impairment writedowns of $575,000 on property and equipment which has become underutilized due to increased outsourcing to contract manufacturers. These impairment writedowns had an adverse impact of 0.7% on Satellite gross margin in the latest nine month period.

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


Note 12 - COMMITMENTS AND CONTINGENCIES

     In March 2003, one of the Company's customers made a $1.6 million claim against the Company for what the customer described as its expected costs for a replacement program involving a product that had been supplied by the Company. The Company accrued $250,000 at February 28, 2003 as its best estimate of the costs to resolve this matter, and there have been no changes in this accrued liability balance during the nine months ended November 30, 2003. The Company can give no assurance that the actual costs to resolve this claim will not exceed the $250,000 reserve amount. See further discussion of this matter in Note 12 to the unaudited consolidated financial statements contained in the Company's Form 10-Q for the quarter ended May 31, 2003.


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

Note 14 - SUBSEQUENT EVENT

     On December 23, 2003, the Company announced that it had entered into a definitive agreement to acquire Vytek Corporation ("Vytek"), a privately-held company headquartered in San Diego, California engaged in providing hardware and software products and services that enable both wireless and wireline access to information. Vytek has approximately 280 employees with 10 offices nationwide. During its eleven month period ended November 30, 2003, Vytek recorded unaudited revenues of approximately $38.4 million. During this period, Vytek generated approximately 40% of its revenues from wireless and embedded technology products and 60% of its revenues from software development and professional services.

     The terms of the definitive agreement provide that California Amplifier will acquire Vytek for fixed number of 8,200,000 shares of California Amplifier's common stock. California Amplifier and Vytek expect to complete the transaction during the first calendar quarter of 2004. The transaction is subject to customary closing conditions, including approvals by regulatory agencies and by the stockholders of Vytek and California Amplifier.

     California Amplifier will file a registration statement on Form S-4 with the Securities and Exchange Commission to register the offer and sale of shares of its common stock in connection with the proposed merger.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.
Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, the valuation of inventories, the deferred tax asset valuation allowance, the valuation of long-lived assets and goodwill, and product warranties. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in Note 9 to the accompanying unaudited consolidated financial statements, the Company's customer base is quite concentrated, with four customers accounting for 84% of accounts receivable at November 30, 2003 and 77% of the Company's sales in the nine months then ended. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Deferred Income Tax Asset Valuation Allowance

     Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed, and the valuation allowance is adjusted accordingly. If in the future the Company were unable to support the recovery of its net deferred income tax asset, it would be required to provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision. At November 30, 2003, the Company's net deferred income tax asset was $6,674,000, which amount is net of a valuation allowance of $2,261,000. During fiscal years 2003 and 2002, the valuation allowance was reduced by an aggregate amount of $9,173,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. That portion of the valuation allowance that related to these tax benefits on stock option deductions was fully eliminated as of the end of fiscal 2003. Therefore, beginning in fiscal 2004, reductions of the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. During the nine months ended November 30, 2003, the deferred tax asset valuation allowance was reduced by approximately $1 million, which had the effect of lowering the estimated effective income tax rate for fiscal 2004 to approximately 2%.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. FAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. This statement, which the Company adopted in fiscal 2003, did not have a material impact on the Company's financial position or results of operations prior to fiscal 2004. FAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the nine months ended November 30, 2003, the Company recorded an impairment writedown of $794,000 on property and equipment which has become underutilized due to increased outsourcing to contract manufacturers.

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


RESULTS OF OPERATIONS

     The Company's sales and gross profit by business segment for the three and nine months ended November 30, 2003 and 2002 are as follows:


                                  SALES BY SEGMENT

           Three months ended November 30,    Nine months ended November 30,
           -------------------------------   -------------------------------
                2003             2002             2003             2002
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Segment    $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Satellite  $42,607   96.3%  $20,443   85.3%  $81,250   93.4%  $64,557   87.3%
Wireless     1,641    3.7%    3,522   14.7%    5,761    6.6%    9,416   12.7%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $44,248  100.0%  $23,965  100.0%  $87,011  100.0%  $73,973  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====

                               GROSS PROFIT BY SEGMENT

           Three months ended November 30,    Nine months ended November 30,
           -------------------------------   -------------------------------
                2003             2002             2003             2002
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Segment    $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Satellite  $ 6,306   93.6%  $ 3,518   80.4%  $ 9,776   87.0%  $13,809   83.3%
Wireless       428    6.4%      860   19.6%    1,464   13.0%    2,768   16.7%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $ 6,734  100.0%  $ 4,378  100.0%  $11,240  100.0%  $16,577  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====


     Sales

     Substantially all of the Company's Satellite sales consist of outdoor reception equipment for the U.S. Direct Broadcast Satellite (DBS) industry. Sales of Satellite products increased $22,164,000, or 108% in the three months ended November 30, 2003 from the same period in the previous fiscal year. For the nine months ended November 30, 2003, sales of Satellite products increased by $16,693,000 from $64,557,000 to $81,250,000. These increases resulted primarily from substantially higher customer orders for the latest generation low-noise block feed (LNBF) downconverter amplifier products in the latest three- and nine-month periods which have higher average selling prices. Also, Satellite revenues in the comparable periods of last year were depressed because of lower unit sales of LNBF products caused by a delay in obtaining customer acceptance of new product designs that were approved in the latter part of last year's third quarter.

     Sales of Wireless Access products in the three months ended November 30, 2003 declined by $1,881,000, or 53%, from the same period in the prior year. This decline resulted mainly because last year's revenue included sales of $1.3 million of signal scrambling products to a terrestrial wireless video customer in Africa which did not recur in the latest quarter. For the nine months ended November 30, 2003, sales of Wireless products decreased by $3,655,000. This decline occurred primarily because last year's amount included sales totaling approximately $3.7 million to the African customer referred to above and two other customers, substantially all of which did not recur in the latest nine-month period.

Gross Profit and Gross Margins

     Satellite gross profit increased by $2,788,000, or 79%, in the three months ended November 30, 2003 compared to the prior year, even though gross margin for Satellite products declined from 17.2% in the three months ended November 30, 2002 to 14.8% in the latest quarter. The decline in gross margin was caused primarily by significantly higher freight costs incurred for the procurement of raw materials and subassemblies in the latest quarter as a result of the quick ramp up in production activity to meet customer demand, which adversely affected third quarter gross margin by approximately 2.3%. Also contributing to the lower gross margin on substantially higher sales volume in the latest quarter were manufacturing inefficiencies resulting from the rapid expansion of production capability.

     In the latest nine month period, Satellite gross profit declined by $4,033,000, or 29%, from the comparable period of the prior year, and gross margin declined to 12.0% this year from 21.4% last year. Despite the fact that Satellite sales in the latest nine month period are about 26% higher than last year, the quarter-to-quarter volatility of sales and production activity in the current year has been extreme, ranging from a low of $16.6 million of sales in the first quarter and a high of $42.6 million in the third quarter. This volatility, which was caused by rapid shifts in demand on the part of the two U.S. DBS service providers, required the Company to make a rapid contraction in production capability in the first quarter, and a rapid expansion of production capability in the third quarter, all of which adversely affected manufacturing efficiencies and gross margins.

     Also contributing to the decline in Satellite gross margins in the latest three- and nine-month periods, and to the decline in gross profit in the latest nine months, was the effect of persistent competitive pricing pressures on certain Satellite products. In addition, included in Satellite cost of sales for the nine months ended November 30, 2003 were asset impairment writedowns of $575,000 on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers, and a lower of cost or market inventory writedown of $242,000 that collectively had an adverse impact of 1.0% on Satellite gross margin in the latest nine month period.

     Wireless Access gross profit decreased $432,000, or 50%, while gross margin for Wireless Access products increased to 26.1% in the third quarter of fiscal 2004 from 24.4% in the third quarter of fiscal 2003. The improvement in Wireless Access gross margin in the latest quarter is primarily due to a change in product mix compared to the prior year.

     For the nine months ended November 30, 2003, Wireless Access gross profit declined by $1,304,000, or 47%, from the comparable period of the prior year, and gross margin declined to 25.4% this year from 29.4% last year. The decline in gross margin in the latest nine month period is primarily attributable to the decrease in Wireless sales and the resultant lower absorption of fixed overhead costs.

     See also Note 11 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense decreased by $53,000, or 4%, from $1,391,000 in the third quarter of last year to $1,338,000 in the latest quarter. For the nine month year-to-date periods, research and development expense decreased $879,000, or 18%, from $4,815,000 last year to $3,936,000 this year. The decline in R&D expense during the latest nine month period is due in part to the cancellation, in the third quarter of last fiscal year, of a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing for large scale deployment of this technology was considered to be uncertain in the near-term future. This cancellation resulted in a reduction of $375,000 in outside service expense in the latest nine month period. Also contributing to the decline in R&D expense in the latest nine month period was lower salaries expense due to staffing reductions ($350,000) and lower incentive compensation expense ($128,000).

     Selling expense increased by 34% from $469,000 in the three months ended November 30, 2002 to $627,000 in the three months ended November 30, 2003. This increase is primarily due to higher incentive compensation expense ($116,000) in the latest quarter. Also contributing to the quarter-over-quarter increase in selling expense is the fact that last year's third quarter included a $63,000 reduction to bad debts expense as a result of lowering the allowance for uncollectible accounts receivable based on management's analysis of historical bad debts experience. For the nine month periods, selling expense decreased 14% from $1,943,000 last year to $1,671,000 this year. This decrease is primarily attributable to lower incentive compensation expense ($173,000) and lower advertising and promotion expense ($65,000) in the latest nine month period compared to the prior year.

     General and administrative expense of $925,000 in the latest quarter was up slightly from $902,000 in the third quarter of last year. For the nine month periods, general and administrative expense decreased by $366,000, or 12%, to $2,638,000 in 2003 from $3,004,000 in 2002. This decline is due mainly to reduced incentive compensation expense and legal expense, which were lower by $223,000 and $51,000, respectively in the latest nine month period compared to the prior year. Also, gains on sales of property and equipment, which are included in general and administrative expense for financial reporting purposes, amounted to $273,000 in 2003 and $150,000 in 2002, which contributed to the year-over-year decline in general and administrative expense.

     Non-operating Expense, Net

     Net non-operating expense decreased from $79,000 in the third quarter of last year to $12,000 in the latest quarter. This decrease in net non-operating expense is primarily attributable to an increase in foreign currency gains in 2003 of $43,000 compared to the prior year. Net non-operating expense for the nine month periods increased from $159,000 in 2002 to $194,000 in 2003 due primarily to lower foreign currency gains in 2003 ($15,000) and greater net interest expense ($25,000).

     Income before income taxes

     Income before income taxes in the latest quarter was $3,832,000 compared to $1,537,000 in the third quarter of last year. This improvement is primarily due to higher gross profit of $2.4 million in the latest quarter as a result of the 85% increase in sales volume quarter-over-quarter.

     For the nine month periods, income before income taxes was $2,802,000 in 2003 compared to $6,656,000 in 2002. This decline is due to lower gross profit of $5.3 million in 2003, partially offset by lower operating expenses of $1.5 million 2003, all as discussed above.

     Income Taxes

     The effective income tax rate was 2.2% and 37.1% in the nine months ended November 30, 2003 and 2002, respectively. The decline in effective tax rate is attributable primarily to the fact that, beginning in the current year, adjustments to the deferred tax asset valuation allowance have a corresponding impact on the income tax provision or benefit reported in the consolidated statement of operations. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate last year was not impacted by adjustments to the valuation allowance. See further discussion of the deferred tax asset valuation allowance in Note 5 to the accompanying unaudited financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $25,286,000 at November 30, 2003, and its working capital line of credit with a bank. During the nine months ended November 30, 2003, cash and cash equivalents increased by $3,339,000. This increase consisted of cash provided by operations of $6,739,000, proceeds from sale of fixed assets of $579,000, and proceeds from stock option exercises of $372,000, partially offset by cash used for capital expenditures of $2,026,000 and net debt repayments of $2,325,000.

     Components of operating working capital decreased by $1,248,000 during the nine months ended November 30, 2003, comprised of an increase of $1,346,000 in accounts receivable, an increase of $1,013,000 in inventory, a decrease of $273,000 in prepaid expenses and other assets, an increase of $4,385,000 in accounts payable, and a decrease of $1,048,000 in accrued payroll and other accrued liabilities.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2004 has not been, and will not be, impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At November 30, 2003, the Company had a $10 million working capital revolving line of credit with a commercial bank. Borrowings under this line of credit bear interest at the London Inter-Bank Offer Rate (LIBOR) plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At November 30, 2003, there were outstanding borrowings of $1 million on the line of credit and $1,644,000 was reserved under the line for issued letters of credit. The $1 million outstanding balance on the line of credit is classified as long-term debt at November 30, 2003 because the revolver does not mature until August 2005. The Company also has two bank term loans which had an aggregate outstanding principal balance of $12,249,000 at November 30, 2003. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.


     Following is a summary of the Company's contractual cash obligations as of November 30, 2003 (in thousands):

                     Future Cash Payments Due by Fiscal Year
                     ---------------------------------------
 Contractual          2004                                    There-
 Obligations      (Remainder)  2005    2006    2007    2008   after    Total
-------------        ------   ------  ------  ------  ------  ------   -----

Debt principal      $   858  $ 3,426  $4,423  $2,911  $1,800  $  -    $13,418

Operating leases        184      433     681     699     699   2,328    5,024

Purchase
 obligations         23,508   10,832      -       -       -       -    34,340
                     ------   ------  ------  ------  ------  ------   ------
Total contractual
 cash obligations   $24,550  $14,691  $5,104  $3,610  $2,499  $2,328  $52,782
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At November 30, 2003, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at November 30, 2003, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at November 30, 2003.

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

     During the period covered by this report, there have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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
                        Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K:
         On October 2, 2003, the Company filed a report on Form 8-K that furnished a copy of its press release announcing the financial results for the Company's second quarter ended August 31, 2003.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        December 31, 2003                      /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)