Form 10-K
period 2004-02-28
CALIFORNIA AMPLIFIER INC
filed 2004-05-28
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2004

                       COMMISSION FILE NUMBER:   0-12182
                                               ___________

                           CALIFORNIA AMPLIFIER, INC.
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                          95-3647070
______________________________                          __________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1401 N. RICE AVENUE, OXNARD, CALIFORNIA                          93030
_________________________________________               __________________
 (Address of principal executive offices)                       (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (805) 987-9000
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

     The aggregate market value of the common stock of the Registrant held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $54,455,000.

     There were 23,070,097 shares of the Registrant's Common Stock outstanding as of May 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 30, 2004 are incorporated by reference into Part III, Items 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.


                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's Satellite business unit designs and markets reception products principally for the Direct Broadcast Satellite ("DBS") subscription television market in the United States, as well as a line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission equipment for broadband data and video applications.
California Amplifier is an ISO 9001 certified company.

     The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned French subsidiary, California Amplifier SARL. The French subsidiary essentially functions as an international sales office for the Wireless Access business unit.

     As further described in Note 2 to the accompanying consolidated financial statements, in April 2002 the Company acquired the DBS dish antenna business of Kaul-Tronics, Inc. and two affiliated companies (collectively, "Kaul-Tronics"). The results of operations of this DBS dish antenna business are included since that date in the Company's consolidated financial statements in the Satellite business segment.

     As further described in Note 14 to the accompanying consolidated financial statements, in July 2001 the Company sold its 51% interest in Micro Pulse, a company engaged in the design, manufacture and marketing of antennas and amplifiers used principally in global positioning satellite
(GPS) applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation in the accompanying consolidated statement of operations for fiscal year 2002.

      The Company was incorporated in California in 1981 and was reincorporated in Delaware in 1987.

RECENT DEVELOPMENT

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately-held company headquartered in San Diego, California engaged in providing hardware and software products and services that enable both wireless and wireline access to video, voice and data. Vytek has approximately 280 employees with 10 offices nationwide. During its 11 months ended November 30, 2003, Vytek recorded unaudited revenues of approximately $38.4 million. During this period, Vytek generated approximately 40% of its revenues from wireless and embedded technology products and 60% of its revenues from software development and professional services.

     In connection with this acquisition, the Company: (i) issued approximately 7,268,700 shares of its common stock to Vytek's selling stockholders; (ii) issued and deposited 854,700 shares of its common stock into an escrow fund; (iii) paid approximately $5,000 in lieu of fractional shares; (iv) converted all Vytek employee stock options outstanding at the time of the merger into a total of 148,821 fully vested Company stock options that had an aggregate fair value under the Black-Scholes formula of approximately $1,850,000; and (v) incurred total transaction costs estimated to be $2,550,000. See Note 16 to the accompanying consolidated financial statements for a description of the escrow fund.

     The common shares issued to Vytek's selling stockholders and issued/deposited to the escrow fund were valued at $11.26 per share, which was the average closing price of the Company's common stock on the Nasdaq National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day the acquisition terms were agreed to and announced. The aggregate purchase price, including the shares deposited into the escrow fund, is approximately $96 million.

     See "Vytek Corporation" caption below for an additional description of Vytek's business.

SATELLITE PRODUCTS

     The Satellite business unit generates its revenue almost entirely from the sale of outdoor satellite television reception equipment, with such products accounting for substantially all (98% to 99%) of Satellite segment revenues in fiscal years 2004, 2003 and 2002. Sales of the Company's Satellite business segment amounted to $121 million, $88.4 million and $78.9 million in fiscal years 2004, 2003 and 2002, respectively. Such amounts represented 94.1%, 88.4% and 78.3%, respectively, of consolidated sales in these fiscal years.

     The Company's principal satellite products are installed at subscribers' premises to receive subscription television programming signals that are transmitted from orbiting satellites. The Company's satellite television reception products consist principally of a reflector dish antenna, feedhorn, and electronics which receive, process and amplify satellite television signals for distribution over coaxial cable into the building. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Feed ("LNBF"). The microwave amplifier boosts the signal millions of times for further processing. The downconverter changes the signal from a microwave frequency into a lower intermediate frequency that a satellite television receiver can acquire, recognize and process to create a picture.

     Beginning in the early 1980s the Company was a leading supplier of amplifiers and downconverters to the "large backyard dish" markets worldwide, primarily the United States in the 1980s and 1990s, and Brazil and the Middle East in the early and mid-1990s. In April 1999, the Company purchased substantially all of the satellite television products business of Gardiner Communications Corp. This acquisition provided the Company immediate entry into the DBS subscription television market in North America.

     For the past several years, substantially all of the Company's satellite product sales consisted of DBS products, because sales of large backyard satellite dish products and other legacy satellite products had declined to a negligible level. The Company believes that outdoor reception equipment for the DBS television industry will continue to be its principal satellite product line for the foreseeable future.

WIRELESS ACCESS PRODUCTS

     The Company's Wireless Access business unit accounted for 5.9%, 11.6% and 21.7% of consolidated net sales in fiscal years 2004, 2003 and 2002, respectively.

     Revenue of the Wireless Access business segment revenue by product line for the last three years is as follows (in $000s):

                                        Fiscal year ended February 28,
                                        -----------------------------
                                         2004        2003        2002
                                         ----        ----        ----
    Wireless television products       $ 5,722     $10,004     $ 4,867

    Broadband wireless access
      antenna transceivers               1,894       1,603      16,949
                                       -------     -------     -------
    Total Wireless Access revenue      $ 7,616     $11,607     $21,816
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

     Broadband wireless access antenna transceivers are devices sold to internet service providers or systems integrators which are mounted outside a subscriber's premises in direct line-of-sight of a terrestrial transmission tower, enabling the subscriber to receive two-way high-speed Internet access. These transceivers enable wireless broadband Internet service via a microwave frequency band (Multichannel Multipoint Distribution System, or "MMDS"). The transceiver is connected by coaxial cable to a modem inside the subscriber's premises. The modem either transmits or receives signals to or from the transceiver. The Company's revenues from this product line declined substantially after fiscal 2002 because the largest owners of this wireless spectrum in the U.S., including Sprint, ceased the rollout of this wireless broadband service in 2001 principally because of high subscriber acquisition costs.

     In 2003, the Company announced that it had developed an adaptive digital beam-forming smart antenna technology for use in enhanced access points for high-speed Internet access over wireless networks which use the
802.11 standard, commonly referred to as "Wi-Fi". The Company believes that this access point technology, named RASTER[TM], effectively addresses issues such as range, data throughput and tolerance to interference that have hindered the widespread deployment of 802.11 networks. The Company is continuing the development of this technology, and plans to begin beta testing during calendar year 2004.

     For additional information regarding the Company's sales by business segment and geographical area, see Note 13 to the accompanying consolidated financial statements.

MANUFACTURING

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

     Over the past several years, printed circuit board assembly has been outsourced to contract manufacturers in the Pacific Rim. The Company performs final assembly and test of most its Satellite LNBF and Wireless Access products at its facilities in Ventura County, California. Printed circuit assemblies are mounted in various aluminum and plastic housings, electronically tested, and subjected to additional environmental tests on a sampled basis prior to packaging and shipping.

     Satellite dish antennas are manufactured on a subcontract basis by a non-affiliated metal fabrication company in the U.S. In addition, one of the Company's Satellite LNBF products is manufactured on a subcontract basis by a company located in Taiwan.

     A substantial portion of the Company's components, and substantially all printed circuit board assemblies and housings, are procured from foreign suppliers and contract manufacturers located primarily in Hong Kong, mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of, or any political instability in, these countries, could cause disruption of the Company's supply chain or otherwise disrupt the Company's operations, which could adversely impact the Company's business.

     Since the fourth quarter of fiscal 2004, the price of raw steel, which is a key material for the Company's satellite dish antenna products, has increased substantially, which could adversely affect profit margins in fiscal 2005. The Company is taking steps to minimize the impact of these cost increases by, among other things, passing through these cost increases to customers to the extent possible given competitive market conditions.

ISO 9001 INTERNATIONAL CERTIFICATION

     In 1995, the Company became registered to ISO 9001, the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriter's Laboratory, Inc. according to the ISO 9001:1994 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in February 2004. In addition, the Company conducts internal audits of processes and procedures on a quarterly basis. The Company believes that the loss of its ISO certification could have a material adverse effect on its operations, and the Company can provide no assurance that it will be successful in continuing to maintain such certification.

RESEARCH AND DEVELOPMENT

     Each of the markets the Company competes in is characterized by technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on Satellite DBS products, two-way wireless non-line-of-sight integrated transceiver/modems, smart antenna technology for use in 802.11 "WiFi" broadband wireless networks, and signal enhancing products for mobile telephones that operate in the Personal Communications Services ("PCS") spectrum near 1900 megahertz. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

     Research and development expenses in fiscal years 2004, 2003 and 2002 were $5,363,000, $5,982,000 and $7,337,000, respectively. During this three year period the Company's research and development expenses have ranged between 4.2% and 7.3% of annual sales.

SALES AND MARKETING

     The Company's sales are predominantly made to customers in the United States. The following table summarizes the Company's sales by geographic region for the last three years, as percentages of consolidated sales:

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
United States                          95.6%        90.5%        82.4%
Africa                                  1.3%         4.1%         1.3%
Latin America                           1.5%         2.4%         1.7%
Europe                                  1.0%         2.3%         2.2%
Canada                                  0.2%         0.3%        11.7%
All other                               0.4%         0.4%          .7%
                                      ------       ------       ------
                                      100.0%       100.0%       100.0%
                                      ======       ======       ======

     The Company sells its Satellite products primarily to U.S. DBS system operators, systems integrators and distributors for incorporation into complete subscription satellite television systems. The Company sells its Wireless Access products directly to system operators as well as through distributors and system integrators. See Note 13 to the accompanying consolidated financial statements for sales by business segment.

     The Company's sales and marketing functions for both business units are centralized at its corporate headquarters in Ventura County, California. In addition, the Company has sales offices and personnel in Paris, France and Sao Paulo, Brazil.

    Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2004        2003        2002
        --------     ---------    ------      ------      ------
           A         Satellite     39.4%       43.8%       25.8%
           B         Satellite     22.9%        9.8%         .2%
           C         Satellite      5.9%        9.5%       30.6%
           D         Wireless       0.1%         -         13.5%
           E         Satellite       -          0.1%       11.7%

     Echostar Communications Corporation (identified as Customer A in the table above), owns and operates the DISH satellite television service in the U.S. DirecTV Group Inc. (identified as Customer B in the table above) is the largest satellite television service provider in the U.S. The Company believes that the loss of Echostar or DirecTV as a customer would have a material adverse effect on the Company's financial position and results of operations.

     Sprint (identified as Customer D in the table above), ceased its rollout of first generation line-of-sight fixed wireless broadband Internet service in 2001. As a result, the Company's sales to this customer were negligible in fiscal years 2004 and 2003.

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

     Satellite Products:
     The Company believes that its principal competitors for its Satellite Products business include Sharp Corporation, Wistron NeWeb Corporation, Winegard Company, Andrew Corporation, Microelectronics Technology, Inc. and ProBrand. Based on information announced quarterly by the U.S. DBS system operators as to the total number of subscribers and the subscriber turnover rate, the Company believes that it is a leading supplier to the market for outdoor subscriber premise equipment for the U.S. satellite television industry. In the Satellite television market, the Company believes its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. Because the Company's Satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in price and margin pressures.

     Wireless Access Products:
     The Company believes that its principal competitors for its Wireless Cable television products include TranSystem, Inc. and Telelynx, Inc., both Taiwanese companies, and that its principal competitors for broadband wireless access products include, or could include, IPWireless Inc., NextNet Wireless, Inc. and Flarion Technologies, Inc. The wireless equipment market sectors in which the Company competes are highly fragmented, and although the Company was a leading supplier of first generation line-of-sight MMDS transceivers for broadband wireless service in calendar years 2000 and 2001, the Company believes that its share of the wireless market sectors in which it competes is very small at the present time, in part because the MMDS broadband wireless access market is largely dormant.

     The Company believes that its product performance, reliability, low field failure rate, technical support and pricing have been its principal competitive advantages in the past. However, the Wireless Cable television sector has been shrinking for a number of years, and the MMDS broadband wireless access sector is, as noted above, largely dormant and will remain so unless the spectrum owners commence system deployments utilizing next generation non-line-of-sight technology. The Company's ability to capitalize on its past competitive advantages in its Wireless business will depend in part on whether and when market demand substantially improves for MMDS broadband wireless access products. In addition, the Company has not yet commercialized its technology targeted at broadband wireless access networks which utilize the 802.11 standard.

BACKLOG

     The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any date is not significant in relation to its annual sales. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog as of any particular date may not be indicative of sales for any future period.

INTELLECTUAL PROPERTY

     The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     The Company currently has 22 patents ranging from design features for downconverter and antenna products to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. In addition to its awarded patents, the Company currently has 11 patent applications pending, including 5 patent applications related to smart antenna technology for use in 802.11 broadband wireless networks.

     The Company believes that at the present time none of its patents are material to its existing operations. The Company is currently pursuing several patents in its Wireless Access business unit that, if obtained, could be material to its future operations.

     California Amplifier(R) and MultiCipher(R) are federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2004, the Company had approximately 260 employees and approximately 255 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.

VYTEK CORPORATION

     As stated under "Recent Development" above, the Company completed its acquisition of Vytek on April 12, 2004. Vytek is a provider of technology integration solutions catering to the needs of enterprises and original equipment manufacturers (OEMs), in the emerging wireless and mobile computing sector. Vytek provides integrated solutions leveraging a mix of professional services and proprietary software and hardware platforms. In addition to its experience with emerging wireless technologies, Vytek provides both the embedded computing platform and the complex software systems to enable mobile computing.

     Since being founded in April 2000, Vytek has completed seven principal acquisitions, including the acquisition of Sonik Technologies, Inc. (subsequently renamed Vytek Products, Inc.), a provider of wireless communication infrastructure equipment; Telamon, Inc. (subsequently renamed Vytek Messaging Services, Inc.), which is the developer of TelAlert, a leading urgent messaging solution; Planet Technology Solutions, Inc. (subsequently renamed Vytek Solutions, Inc.), an integrator of wireless solutions catering to retail and supply chain; Rubicon Technologies, Inc. (subsequently renamed Vytek Public Safety Solutions, Inc.), a provider of software solutions for municipal and other public safety organizations; MicroKnowledge, Inc., a provider of training services; and Stellcom, Inc., a provider of mobile computing software and hardware solutions.

     Vytek provides mobile and wireless technology solutions to its customers that incorporate an array of technologies. Vytek's solutions include state-of-the-art software and hardware, plus the customization services needed to make them suitable for each customer. Vytek provides development and consulting services under either "time and materials" or fixed price contracts. Vytek's customers range from enterprises seeking to utilize mobile computing to technology innovators developing the next generation of technology devices. Vytek serves customers in industries such as health care, entertainment, transportation and public safety, among others.

       Vytek's experience includes mobile computing, embedded computing, urgent messaging, enterprise content delivery, and integrated networks. Vytek's mobile computing expertise extends enterprise business processes to mobile workers by establishing connectivity between enterprise applications and a wide range of mobile and telephony devices. Embedded computing offerings include the development of end-to-end solutions that build and connect a wide range of devices to back-end systems.

	Vytek's messaging and paging offerings include an urgent messaging software platform known as TelAlert as well as a series of paging hardware products. Vytek also provides industry specific solutions such as its suite of public safety applications that address the needs of federal, state and local law enforcement agencies.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and its primary manufacturing operations are housed in a building of approximately 100,000 square feet in Ventura County, California under a lease that runs through June 2011. The Company also leases small facilities for a sales office in France and a product design center in Chanhassen, Minnesota.

     In April 2002, as part of the acquisition of the satellite dish manufacturing operation of Kaul-Tronics, Inc. (as further described in Note 2 to the accompanying consolidated financial statements), the Company acquired three buildings in Wisconsin, consisting of two manufacturing plants and one warehouse. During fiscal 2004, the Company outsourced this satellite dish manufacturing operation to a non-affiliated metal fabrication company in the U.S. As a result of this outsourcing, two of the three buildings in Wisconsin were sold during fiscal 2004. The third building is classified as property held for sale at the end of fiscal 2004.

ITEM 3.  LEGAL PROCEEDINGS

Investigation by the Securities and Exchange Commission:

     In May 2001, the Securities and Exchange Commission ("SEC") opened an investigation into the circumstances surrounding the misstatements in the Company's consolidated financial statements for its 2000 and 2001 fiscal years caused by its former controller. In April 2004, the SEC concluded its investigation and issued a cease and desist order directing the Company to not violate federal securities laws in the future.

Wage-related class action lawsuit:

     On April 21, 2004, the Company was served with a complaint alleging certain violations of the California labor code. Among other charges, the class action complaint alleges that from October 2000 to the present time certain hourly employees did not take their lunch break within the time period prescribed by state law. Notwithstanding that the delayed break was at the request of, and for the convenience of, the affected employees, the Company believes that it could have a liability to pay a wage premium for these delayed lunch breaks. The Company intends to defend itself vigorously against all allegations in the complaint and has established what management believes to be an appropriate reserve in the quarter ended February 28, 2004.

Property lease lawsuit and cross-complaint

     On May 21, 2004, the Company was served with a lawsuit filed by the owner of a building in Camarillo, California that was formerly used as the Company's corporate offices and principal manufacturing plant under a 15-year lease agreement that expired on February 28, 2004. The lawsuit seeks damages for facility repairs that are allegedly required in the range of $520,000 to $700,000. The Company believes the lawsuit is without merit and intends to defend itself vigorously against all allegations. On May 27, 2004, the Company filed a cross-complaint, seeking payment by the building owner of approximately $180,000 in deposits and other amounts which the Company believes it is owed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended February 28, 2004, no matters were submitted to a vote of the Company's security holders.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the ticker symbol CAMP. The following table sets forth for the last two years the quarterly high and low sale prices for the Company's Common Stock, as reported by Nasdaq:
                                                  LOW            HIGH
  Fiscal Year Ended February 28, 2004:
         1st Quarter                            $ 3.07          $ 4.23
         2nd Quarter                              3.07            4.42
         3rd Quarter                              4.05           11.60
         4th Quarter                              7.40           16.87

  Fiscal Year Ended February 28, 2003:
         1st Quarter                            $ 4.96          $ 7.24
         2nd Quarter                              3.46            6.40
         3rd Quarter                              3.11            5.90
         4th Quarter                              3.76            6.49

     At May 24, 2004 the Company had approximately 1,600 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 10,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock.

     At February 28, 2004, the Company had two option plans, the "1989 Plan" and the "1999 Plan". Options to purchase the Company's common stock are granted to both employees and directors under the 1999 Plan. Options can no longer be granted under the 1989 Plan. Both of these plans were approved by the Company's stockholders. Further information about these plans is set forth in Note 8 to the consolidated financial statements. Certain information about the plans is as follows:

             Number of                              Number of securities
         securities to be     Weighted-average    remaining available for
           issued upon        exercise price       future issuance under
           exercise of        of outstanding        equity compensation
           outstanding           options,             plans (excluding
        options, warrants      warrants and        securities reflected in
           and rights             rights              the first column)
           -----------          ----------             -------------
            2,578,138              $10.05                   62,250

The 1999 Plan contains an "evergreen" provision under which the pool of options available to grant is replenished to 500,000 options on the first day of each fiscal year. Pursuant to this evergreen provision, the pool of options available to grant under the 1999 Plan was increased from 62,250 to 500,000 effective March 1, 2004.

ITEM 6.  SELECTED FINANCIAL DATA
                                          Year ended February 28,
                              ----------------------------------------------
                                  (In thousands except per share amounts)
OPERATING DATA                 2004      2003      2002      2001      2000
                              -------  --------  --------  --------  -------
Sales                        $128,616  $100,044  $100,715  $117,129  $79,429
Cost of goods sold            110,950    79,511    78,342    94,128   64,426
                              -------  --------   -------   -------  -------
Gross profit                   17,666    20,533    22,373    23,001   15,003
                              -------  --------   -------   -------  -------
Operating expenses:
  Research and development      5,363     5,982     7,337     6,066    4,526
  Selling                       2,336     2,560     3,456     3,460    4,127
  General and administrative    3,984     3,781     6,321     5,366    5,006
                              -------  --------   -------   -------  -------
Total operating expenses       11,683    12,323    17,114    14,892   13,659
                              -------  --------   -------   -------  -------
Operating income                5,983     8,210     5,259     8,109    1,344
                              -------  --------   -------   -------  -------
Non-operating income (exp.):
  Settlement of litigation         -         -     (1,125)       -    (9,500)
  Other income (expense), net    (243)     (215)       47      (359)     (60)
                              -------  --------   -------   -------  -------
Total non-operating expense      (243)     (215)   (1,078)     (359)  (9,560)
                              -------  --------   -------   -------  -------
Income (loss) from continuing
 operations before income tax   5,740     7,995     4,181     7,750   (8,216)

Income tax (provision) benefit    (26)   (2,835)   (1,307)   (2,810)   2,950
                              -------  --------   -------   -------  -------
Income (loss) from
 continuing operations          5,714     5,160     2,874     4,940   (5,266)
Income (loss) from discontinued
  operations, net of tax           -         -        (25)      269      202
Gain on sale of discontinued
  operations, net of tax           -         -      1,615        -        -
                              -------  --------   -------   -------  -------
Net income (loss)            $  5,714  $  5,160   $ 4,464   $ 5,209  $(5,064)
                              =======  ========   =======   =======  =======
Earnings (loss) per share:
 Basic:   Income (loss) from
   continuing operations      $  0.39   $  0.35  $  0.21   $  0.37   $ (0.44)
  Income from discontinued
   operations                     -         -        -        0.02      0.02
  Gain on sale of
   discontinued operations        -         -       0.12       -         -
                              -------   -------  -------   -------   -------
                              $  0.39   $  0.35  $  0.33   $  0.39   $ (0.42)
                              =======   =======  =======   =======   =======
  Diluted:
   Income (loss) from
     continuing operations    $  0.37   $  0.35  $  0.21   $  0.35   $ (0.44)
   Income from discontinued
     operations                   -         -        -        0.02      0.02
   Gain on sale of
     discontinued operations      -         -       0.11       -         -
                              -------   -------  -------   -------   -------
                              $  0.37   $  0.35  $  0.32   $  0.37   $ (0.42)
                              =======   =======  =======   =======   =======

                                             February 28,
                             -----------------------------------------------
                                              (In thousands)
                               2004      2003      2002      2001      2000
                             -------   -------   -------   -------   -------
BALANCE SHEET DATA

Current assets               $67,365   $53,092   $45,739   $35,523   $37,201

Current liabilities          $24,589   $18,405   $15,480   $15,032   $32,729

Working capital              $42,776   $34,687   $30,259   $20,491   $ 4,472

Current ratio                    2.7       2.9       3.0       2.4       1.1

Total assets                 $97,642   $89,597   $56,688   $49,812   $51,497

Long-term debt               $ 7,690   $12,569   $ 3,628   $ 4,500   $   145

Stockholders' equity         $65,363   $58,623   $37,580   $29,624   $18,281



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

California Amplifier designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's Satellite business unit designs and markets reception products principally for the Direct Broadcast Satellite ("DBS") subscription television market in the United States, as well as a line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission fixed wireless equipment for broadband data and video applications.

The Company's Satellite products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., as well as to system integrators and distributors for incorporation into complete subscription satellite television systems. The Company sells its Wireless Access products directly to system operators as well as through distributors and system integrators.

Revenue consists principally of sales of outdoor reception equipment for the U.S. satellite television industry, which accounted for over 90% of revenue in the fiscal year ended February 28, 2004. The DBS system operators have approximately 20% share of the total subscription television market in the U.S. In calendar 2003, the size of the U.S. DBS market grew by 11.8% from
19.35 million subscribers to 21.64 million subscribers.

Demand for the Company's satellite television reception products are driven not only by the growth in the overall DBS subscriber base, but also by product upgrade cycles and subscriber "churn". Churn, which is defined as subscribers whose service is disconnected for any reason, is an important factor driving demand for the Company's satellite products because the outdoor reception equipment typically is not redeployed by the service provider when churn occurs. Average monthly churn in the U.S. DBS market was approximately 1.53% and 1.60% in calendar years 2003 and 2002, respectively. Given the size of the U.S. satellite television market of about 20 million subscribers, this means that in calendar 2003 the aggregate churn amounted to approximately 4 million subscribers.

In April 2002 the Company acquired the satellite dish antenna manufacturing business of Kaul-Tronics. This acquisition was driven by the strategic goal of becoming a vertically integrated supplier of outdoor customer premise equipment to the DBS industry. Based on information currently available, the Company believes that its market share of the outdoor reception equipment for the U.S. DBS industry is now approximately 50%. The Company believes that the acquisition of Kaul-Tronics has helped increase its share of the overall market, but it has also contributed to downward pressure on gross profit margins in the satellite business segment because the antenna dishes are more of a commodity product and therefore have lower margins than the LNBF portion of the outdoor reception system. Recent increases in the cost of raw steel, which is the primary material for the antenna dishes, is expected to put additional pressure on satellite product gross margins for at least the near-term future.

Revenue from sale of Wireless Access products accounted for over 20% of the Company's total revenue in fiscal 2004, but this business unit's sales have declined over the past two years such that Wireless Access products accounted for only about 6% of fiscal 2004 revenues.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

 * the timing, rescheduling or cancellation of orders from one of our key customers in our Satellite products business and our ability, as well as the ability of our customers, to manage inventory;

 * the rate of subscriber churn in the U.S. DBS market, and the ability of the system operators to manage and reduce their churn rates

 * the rate of growth in the overall subscriber base in the U.S. DBS market

 * the economic and market conditions in the wireless communications markets;

 * our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

* the rate at which our present and future customers and end-users adopt our products and technologies in our target markets.

* the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; and

For these and other reasons, the Company's net revenue in fiscal 2004 may not necessarily be indicative of future years' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

As further discussed under the caption "Recent Developments" in Item I, on April 12, 2004 the Company acquired Vytek Corporation, a privately-held company headquartered in San Diego, California engaged in providing hardware and software products and services that enable both wireless and wireline access to video, voice and data. This acquisition was motivated primarily by the strategic goals of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two U.S. DBS system operators.

Material opportunities for the Company include increasing our market share for outdoor reception equipment in the U.S. DBS market, expanding our presence in wireless industry market segments for both fixed and mobile wireless applications, and leveraging California Amplifier's high volume manufacturing capabilities to gain production contracts with customers of Vytek's product design and consulting engineering services. The Company's challenges include managing recent raw steel cost increases, improving product margins, and integrating the recent acquisition of Vytek.


Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2004, 2003 and 2002 fell on February 28, 2004, March 1, 2003 and March 2, 2002, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2004, 2003 and 2002 all consisted of 52 weeks.

     As described further in Note 14 to the accompanying consolidated financial statements, in July 2001 the Company sold its 51% interest in Micro Pulse, a company engaged in the design, manufacture and marketing of antennas and amplifiers used principally in GPS applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation in the accompanying consolidated statement of operations for fiscal year 2002.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax asset valuation allowance, and the valuation of long-lived assets and goodwill. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with four customers accounting for approximately 77% of the Company's fiscal 2004 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Deferred Income Tax Asset Valuation Allowance

     The deferred income tax asset reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed.

     During fiscal years 2003 and 2002, the valuation allowance was reduced by an aggregate amount of $9,173,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. These reductions of the valuation allowance in fiscal years 2003 and 2002 exhausted that portion of the valuation allowance that was related to tax benefits from option exercises. During fiscal 2004, the deferred tax asset valuation allowance was further reduced by $1,405,000, which had the effect of reducing income tax expense by a corresponding amount. At
February 28, 2004 the Company's net deferred income tax asset was $6,763,000, which amount is net of a valuation allowance of $630,000.

     If in the future a portion or all of the $630,000 valuation allowance at February 28, 2004 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the income tax provision. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on our financial position or results of operations. SFAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal 2004, the Company recorded an impairment writedown of $739,000 on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers.

     The Company also adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on March 3, 2002 (the first day of fiscal 2003). As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.


Results of Operations, Fiscal Years 2002 Through 2004

     The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Operations:

                                         Year Ended February 28,
                                      ----------------------------
                                       2004       2003       2002
                                      ------     ------     ------

Sales                                  100.0%     100.0%     100.0%
Cost of goods sold                      86.3       79.5       77.8
                                       -----      -----      -----
Gross profit                            13.7       20.5       22.2
                                       -----      -----      -----
Operating expenses:
  Research and development               4.2        6.0        7.3
  Selling                                1.8        2.6        3.4
  General and administrative             3.1        3.8        6.3
                                       -----      -----      -----
Operating income                         4.6        8.1        5.2

Settlement of litigation                  -          -        (1.1)
Other expense, net                      (0.2)      (0.2)        -
                                       -----      -----      -----
Income from continuing operations
  before income taxes                    4.4        7.9        4.1

Income tax provision                      -        (2.8)      (1.3)
                                       -----      -----      -----
Income from continuing operations        4.4        5.1        2.8

Gain on sale of discontinued
 Operations                               -          -         1.6
                                       -----      -----      -----
Net income                               4.4%       5.1%       4.4%
                                       =====      =====      =====

     The Company's sales and gross profit by business segment for the last three years are as follows:

                               SALES BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2004                 2003              2002
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
    Segment         $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Satellite         $121,000    94.1%    $ 88,437    88.4%   $ 78,899    78.3%
Wireless Access      7,616     5.9%      11,607    11.6%     21,816    21.7%
                   -------   -----      -------   -----     -------   -----
Total             $128,616   100.0%    $100,044   100.0%   $100,715   100.0%
                   =======   =====      =======   =====     =======   =====


                          GROSS PROFIT BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2004                 2003              2002
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
    Segment         $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Satellite         $ 15,965    90.4%    $ 17,251    84.0%    $15,469    69.1%
Wireless Access      1,701     9.6%       3,282    16.0%      6,904    30.9%
                   -------   -----      -------   -----      ------   -----
Total             $ 17,666   100.0%    $ 20,533   100.0%    $22,373   100.0%
                   =======   =====      =======   =====      ======   =====


     The Satellite business unit generates its revenue almost entirely from the sale of outdoor reception equipment for use with subscription satellite television programming services. Such products accounted for 98% to 99% of Satellite segment revenues in fiscal years 2004, 2003 and 2002. The remaining revenue of the Satellite segment in these fiscal years was generated from the sale of commercial satellite products for video and data reception.

     Revenue of the Wireless Access business segment revenue by product type for the last three years is as follows (in $000s):

                                             Fiscal year ended February 28,
                                             -----------------------------
                                              2004        2003        2002
                                              ----        ----        ----
    Wireless television products            $ 5,722     $10,004     $ 4,867

    Broadband wireless access antenna
     transceivers                             1,894       1,603      16,949
                                            -------     -------     -------
    Total Wireless Access segment revenue   $ 7,616     $11,607     $21,816
                                            =======     =======     =======


Fiscal Year 2004 compared to Fiscal Year 2003

     Sales

     Substantially all of the Company's Satellite sales consist of outdoor reception equipment for the U.S. Direct Broadcast Satellite (DBS) industry. Sales of Satellite products increased $32,563,000, or 37%, in fiscal 2004 from fiscal 2003. This increase resulted primarily from substantially higher customer orders in fiscal 2004 for the latest generation integrated amplifier/downconverter products (referred to in the industry as Low Noise Block Feeds or "LNBFs"), which have higher average selling prices compared to earlier generation LNBF products. Also, Satellite revenues in the second half of fiscal 2003 were depressed because of lower unit sales of LNBF products caused by a delay in obtaining customer acceptance of new product designs that were approved in the latter part of fiscal 2003's third quarter. A new LNBF product was introduced during fiscal 2004 which generated sales of $8.8 million. Also, the number of units sold in fiscal 2004 for all other LNBF products was approximately 13% higher than in fiscal 2003, and the average selling price of these other LNBF products increased by approximately 16% in fiscal 2004 compared to fiscal 2003.

     Sales of Wireless Access products in fiscal 2004 declined by $3,991,000, or 34%, from fiscal 2003. This decline resulted mainly because fiscal
2003's revenue included several large sales that were nonrecurring.

Gross Profit and Gross Margins

     In fiscal 2004, Satellite gross profit declined by $1,286,000, or 7%, from fiscal 2003, and gross margin declined to 13.2% this year from 19.5% in fiscal 2003. Despite the fact that Satellite sales in fiscal 2004 are 37% higher than in fiscal 2003, the quarter-to-quarter volatility of sales in the fiscal 2004 was extreme, ranging from a low of $16.6 million in the first quarter and a high of $42.6 million in the third quarter. This volatility in sales, which caused similar volatility in manufacturing activity, was caused by rapid shifts in demand on the part of the two U.S. DBS service providers. This required the Company to make a rapid contraction in production capability in the first quarter, and a rapid expansion of production capability in the third quarter, all of which adversely affected manufacturing efficiencies and gross margins.

     Also contributing to the declines in Satellite gross profit and gross margin in fiscal 2004 was the effect of persistent competitive pricing pressures on certain Satellite products and significantly higher freight costs incurred for the procurement of raw materials and subassemblies in the third quarter of fiscal 2004. In addition, included in Satellite cost of sales for fiscal 2004 were asset impairment writedowns of $739,000 on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers, and a lower of cost or market inventory writedown of $242,000.

     Wireless Access gross profit decreased $1,581,000, or 48%, and gross margin for Wireless Access products decreased to 22.3% in fiscal 2004 from 28.3% in fiscal 2003. The decline in Wireless Access gross profit was primarily due to the 34% year-over-year decrease in sales. The decline in Wireless gross margin in the latest year is also attributable to the decrease in Wireless sales, which resulted in higher unabsorbed fixed overhead costs that are included in cost of sales.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense decreased by $619,000, or 10%, from $5,982,000 in fiscal 2003 to $5,363,000 in fiscal 2004. The decline in R&D expense in fiscal 2004 is due in part to the cancellation, in the third quarter of fiscal 2003, of a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing for large scale deployment of this technology was considered to be uncertain in the near-term future. This cancellation resulted in a reduction of approximately $345,000 in outside service expense in fiscal 2004. Also contributing to the decline in R&D expense in fiscal 2004 was lower salaries expense due to staffing reductions ($420,000).

     Selling expense decreased by $224,000, or 9%, in fiscal 2004 to $2,336,000 from $2,560,000 in fiscal 2003. This decrease is primarily due to the fact that bad debts expense for fiscal 2003 included a charge of $258,000 to write down the carrying amount of an available-for-sale investment in common stock that had been received in fiscal 2002 in satisfaction of an accounts receivable balance from a customer that went through a legal reorganization.

     General and administrative expense increased by $203,000 in fiscal 2004 compared to fiscal 2003. This increase was primarily due to the Company's relocation of its facilities in Ventura County, California during the fourth quarter of fiscal 2004. Expense incurred in connection with this relocation amounted to approximately $255,000.

     Non-operating Expense, Net

     Net non-operating expense increased by $28,000 from $215,000 in fiscal 2003 to $243,000 in fiscal 2004. This increase in net non-operating expense is primarily attributable to a decline in foreign currency gains from $97,000 in fiscal 2003 to $75,000 in fiscal 2004.

     Income Taxes

     The effective income tax rate was 0.5% and 35.5% in fiscal years 2004 and 2003, respectively. The decline in effective tax rate is attributable primarily to the fact that, in fiscal 2004, reductions in the deferred tax asset valuation allowance had a corresponding impact on the income tax provision. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate in fiscal 2003 was not impacted by adjustments to the valuation allowance. See further discussion of the deferred tax asset valuation allowance in Note 7 to the accompanying consolidated financial statements. In fiscal 2005, the effective income tax rate is expected to revert to a more normal level because the deferred tax asset valuation allowance was substantially eliminated by the end of fiscal 2004.


Fiscal Year 2003 compared to Fiscal Year 2002

     Sales

     Sales of Satellite products increased $9,538,000, or 12.1% in fiscal 2003 from fiscal 2002. This increase resulted from the acquisition of the Kaul-Tronics satellite antenna dish business on April 5, 2002, as further described in Note 2 to the accompanying consolidated financial statements. The acquired Kaul-Tronics business accounted for approximately $16 million of Satellite segment sales during fiscal 2003, substantially all of which consisted of antenna dishes and associated mounting hardware. Partially offsetting the fiscal 2003 revenue contribution of the Kaul-Tronics business was a decline in revenue from the sale of LNBFs due to a decline of approximately 8% in units sold. The average selling price of LNBFs in fiscal 2003 was relatively unchanged from fiscal 2002.

     Sales of Wireless Access products in fiscal 2003 decreased $10,209,000, or 47%, from fiscal 2002. This is the net result of a $15,346,000 decline in sales of broadband wireless access antenna transceivers and a $5,137,000 increase in sales of Wireless Cable television products. The decline in broadband wireless transceivers is attributable to a combination of the general slowdown in capital spending in the telecommunications industry and the anticipation of next generation non-line of sight broadband wireless products. The Company does not anticipate that its Wireless Access sales will increase appreciably until the broadband wireless service providers resume the expansion of their subscriber bases. In response to the substantial decline in its broadband wireless product line, the Company's Wireless Access unit concentrated its sales efforts on foreign Wireless Cable television system operators, and was able to grow this portion of its Wireless business in fiscal 2003 despite the fact that the overall Wireless Cable television market is declining.

     Gross Profit and Gross Margins

     Satellite gross profit increased $1,782,000, or 11.5%, while gross margin for Satellite products was stable year over year (19.5% and 19.6% in fiscal 2003 and fiscal 2002, respectively). Benefiting fiscal 2003 gross profit and gross margin were cost reductions on existing Satellite products arising from product design changes and negotiated price reductions on raw material components. However, the positive impact of these cost reductions were largely offset by several negative factors, specifically: production inefficiencies caused by delays in receiving materials during and after the West Coast dockworkers lockout; lower average selling prices for mature LNBF products; costs associated with production ramp-up of new Satellite products; raw steel price increases during fiscal 2003; and costs in the aggregate amount of approximately $450,000 associated with a Satellite product replacement program in the fourth quarter of fiscal 2003.

     Since the fourth quarter of fiscal 2004, the price of raw steel, which is a key material for the Company's satellite dish antenna products, has increased substantially, which could adversely affect profit margins in fiscal 2005. The Company is taking steps to minimize the impact of these cost increases by, among other things, passing through these cost increases to customers to the extent possible given competitive market conditions.

     Wireless Access gross profit decreased $3,622,000, or 52%, while gross margin for Wireless Access products declined to 28.3% in fiscal 2003 from 31.6% in fiscal 2002. These declines are primarily attributable to the 47% decrease in Wireless sales and the resultant higher unabsorbed fixed overhead costs that are included in cost of sales.

     Operating Expenses

     Research and development expenses decreased by $1,355,000, or 18%, from $7,337,000 in fiscal year 2002 to $5,982,000 in fiscal year 2003. This decline is primarily due to headcount reductions and a reduced level of subcontracted product development expenses of the Wireless Access business segment in fiscal 2003. In the second quarter of fiscal 2003, the Company cancelled a product development contract for broadband wireless application specific integrated circuits (ASICs) because the market timing for large scale deployment of this technology was uncertain in the near-term future. As a result of this cancellation, expense associated with this product development contract was $384,000 less in fiscal 2003 compared to fiscal 2002.

     Selling expenses decreased by $896,000 from $3,456,000 in fiscal year 2002 to $2,560,000 in fiscal year 2003. The decrease occurred primarily because fiscal 2002 selling expense included the write-off of a receivable from a customer of the Company's Wireless Access business unit in the amount of $817,000.

     General and administrative expense decreased by $2,540,000 to $3,781,000 in fiscal 2003 from $6,321,000 in fiscal 2002. This decrease was due primarily to lower accounting and legal expenses of $1,365,000, lower consulting expense of $182,000, lower employee recruiting and relocation expenses of $239,000, lower goodwill amortization expense of $270,000 (because beginning in fiscal 2003 goodwill is no longer amortized, as discussed further in Note 5 to the accompanying consolidated financial statements), and lower incentive compensation expense of $104,000. Another factor contributing $215,000 to this year-to-year change is that G&A expense for fiscal 2002 includes a loss on sale of equipment of $58,000, while G&A expense for fiscal 2003 includes a gain on sale of equipment of $157,000. Contributing to the year-to-year declines for accounting, legal and consulting expenses discussed above were the fact that these professional service expenses for fiscal 2002 included approximately $950,000 associated with the restatement of the Company's fiscal 2000 and interim fiscal 2001 financial statements. Remaining reductions in professional service fees in fiscal 2003 compared to fiscal 2002 are primarily because fiscal 2002 amounts included legal fees in connection with several litigation matters, and because fiscal 2002 accounting expense includes audit fees for redundant services due to the Company's decision to terminate Arthur Andersen and to engage KPMG to audit the fiscal 2002 financial statements after Arthur Andersen had already begun its work on that audit.

     Operating income increased by $2,951,000 from $5,259,000 in fiscal year 2002 to $8,210,000 in fiscal year 2003. The principal reasons for the improvement are as described above -- a $1.8 million decrease in gross profit, offset by a $4.8 million decrease in operating expenses.

     Litigation Settlement

     The "settlement of litigation" expense in the amount of $1,125,000 for fiscal 2002 represents an accrued settlement of $925,000 for litigation brought against the Company as a result of the fiscal 2000 and 2001 financial misstatements caused by the Company's former controller, and an accrual of $200,000 for a refund payable to an insurance company involving a legal settlement reached in March 2000.

     Income Tax Provision and Deferred Income Tax Asset

     The effective tax rates for fiscal 2003 and 2002 were 35.5% and 31.3%, respectively. The increase in the effective tax rate in fiscal 2003 compared to fiscal 2002 was attributable primarily to state income tax rate changes.

     The deferred income tax asset valuation allowance was established in years prior to fiscal 2002 because management believed at the time that it did not have the basis to conclude that it was more likely than not that the deferred income tax asset would be fully realized in the future. Based on profitable operations in the most recent three year period, and on management's internal forecast of future operating results, management believed that it was more likely than not that the Company would generate sufficient taxable income subsequent to fiscal 2003 to utilize deferred tax assets of $6,530,000, and accordingly the deferred tax asset valuation allowance was reduced by $5,389,000 during fiscal 2003. Because that portion of the valuation allowance that was reduced during fiscal 2003 was associated with tax deductions on non-qualified employee stock options which were exercised in earlier years, the valuation allowance was reduced with a corresponding increase in additional paid-in capital.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $22,885,000 at February 28, 2004, and its $10 million working capital line of credit with a bank. During fiscal year 2004, cash and cash equivalents increased by $938,000. This net increase consisted of cash provided by operating activities of $5,094,000, proceeds from sale of property and equipment of $2,201,000, and proceeds from stock option exercises of $617,000, less cash used for capital expenditures of $2,693,000 and net repayments of debt of $4,281,000.

     Cash was used by an increase in operating working capital during fiscal 2004 in the aggregate amount of $4,729,000, comprised of a $2,351,000 increase in accounts receivable, a $7,391,000 increase in inventories, a $573,000 increase in prepaid expenses and other assets, and a decrease of $256,000 in accrued liabilities, partially offset by an increase of $5,842,000 in accounts payable.

     The Company believes that inflation and foreign currency exchange rates did not have a material effect on its operations in fiscal 2004. The Company believes that fiscal year 2005 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At February 28, 2004 the Company had a $10 million working capital line of credit with a commercial bank that matures on August 3, 2005. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets.
At February 28, 2004, $1 million was outstanding on this line of credit which is classified as long-term at that date. At February 28, 2003, there were no outstanding borrowings under the line of credit. At February 28, 2004 and 2003, amounts reserved under the line of credit for outstanding irrevocable stand-by letters of credit were $2,479,000 and $1,582,000, respectively. The Company also has two term loans with this bank that had an aggregate outstanding principal balance of $10,293,000 at February 28, 2004, as further described in Note 6 to the consolidated financial statements.

     The bank credit agreement that encompasses the working capital line of credit and the two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, a current ratio of not less than 2.0, a leverage ratio of not more than 2.25, tangible net worth of at least $19,050,000 (such minimum amount increasing by $1 million annually beginning on March 1, 2003), cash and cash equivalents not less than $8 million, and net income of at least $1.00 in each fiscal year. At February 28, 2004 and 2003, the Company was in compliance with all such covenants. The bank credit agreement contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past four years, and based on the Company's internal financial forecasts for the next year, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.


Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.


Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2004 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual                                                There-
  Obligations         2005    2006    2007    2008    2009   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt               $ 3,603  $3,823  $2,139  $1,728  $  -     $  -    $11,293

Operating leases       697     732     732     741     763    1,874    5,539

Purchase
 Obligations        27,148     -       -       -       -        -     27,148
                   -------  ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations  $31,448  $4,555  $2,871  $2,469  $  763   $1,874  $43,980
                    ======  ======  ======  ======  ======   ======   ======

     Purchase obligations consists of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations.


New Authoritative Pronouncements

     See Note 1 of the accompanying consolidated financial statements for a description of new authoritative accounting pronouncements either recently adopted or which had not yet been adopted by the Company as of the end of fiscal 2004.


Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may" "could", "plans", "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, new technologies, the ability to successfully integrate the acquisition of Vytek Corporation that was completed on April 12, 2004, and other risks and uncertainties that are set forth under the heading "Risk Factors" in the Company's registration statement on Form S-4 (number 333-112851) as filed with the Securities and Exchange Commission on February 13, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At February 28, 2004, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents levels to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates would have an annual impact of approximately $100,000 net of tax on the Company's consolidated statement of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
California Amplifier, Inc.:

We have audited the accompanying consolidated balance sheets of California Amplifier, Inc. and subsidiaries as of February 28, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended February 28, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Amplifier, Inc. and subsidiaries as of February 28, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on March 3, 2002.


/s/KPMG LLP
Los Angeles, California
April 6, 2004, except as to Note 16,
 which is as of April 12, 2004

                           CALIFORNIA AMPLIFIER, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                           February 28,
                                                      ---------------------
                                                        2004         2003
                                                      --------     --------
             Assets
Current assets:
   Cash                                               $ 22,885     $ 21,947
   Accounts receivable, less allowance for
    doubtful accounts of $211 and $273 at
    February 28, 2004 and 2003, respectively            18,579       16,053
   Inventories, net                                     20,253       12,862
   Deferred income tax assets                            2,404        1,130
   Prepaid expenses and other current assets             3,244        1,100
                                                      --------     --------
          Total current assets                          67,365       53,092
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               4,381        9,322
Deferred income tax assets, less current portion         4,359        5,400
Goodwill                                                20,938       20,938
Other assets                                               599          845
                                                      --------     --------
                                                      $ 97,642     $ 89,597
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  3,603     $  3,005
   Accounts payable                                     17,395       11,553
   Accrued payroll and employee benefits                 1,513        1,649
   Other accrued liabilities                             2,078        2,198
                                                      --------     --------
          Total current liabilities                     24,589       18,405
                                                      --------     --------
Long-term debt, less current portion                     7,690       12,569
                                                      --------     --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 30,000 shares
    authorized; 14,910 and 14,745 shares issued
    and outstanding at February 28, 2004 and
    2003, respectively                                     149          147
   Additional paid-in capital                           44,486       43,441
   Retained earnings                                    21,550       15,836
   Accumulated other comprehensive loss                   (822)        (801)
                                                      --------     --------
          Total stockholders' equity                    65,363       58,623
                                                      --------     --------
                                                      $ 97,642     $ 89,597
                                                      ========     ========

            See accompanying notes to consolidated financial statements.

                              CALIFORNIA AMPLIFIER, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year ended February 28,
                                             -----------------------------
                                               2004       2003       2002
                                             --------   --------   -------
Sales                                       $128,616    $100,044   $100,715
Cost of goods sold                           110,950      79,511     78,342
                                            --------    --------    -------
Gross profit                                  17,666      20,533     22,373
                                            --------    --------    -------
Operating expenses:
  Research and development                     5,363       5,982      7,337
  Selling                                      2,336       2,560      3,456
  General and administrative                   3,984       3,781      6,321
                                            --------    --------    -------
Total operating expenses                      11,683      12,323     17,114
                                            --------    --------    -------
Operating income                               5,983       8,210      5,259
                                            --------    --------    -------
Non-operating income (expense):
   Settlement of litigation                      -           -       (1,125)
   Other income (expense), net                  (243)       (215)        47
                                            --------    --------     -------
Total non-operating expense                     (243)       (215)    (1,078)
                                            --------    --------     -------
Income from continuing operations
  before income taxes                          5,740       7,995      4,181

Income tax provision                             (26)     (2,835)    (1,307)
                                            --------    --------    -------
Income from continuing operations              5,714       5,160      2,874

Loss from discontinued operations,
  net of tax                                     -           -          (25)
Gain on sale of discontinued operations,
  net of tax                                     -           -        1,615
                                            --------    --------    -------
Net income                                  $  5,714    $  5,160    $ 4,464
                                            ========    ========    =======

Basic earnings per share:
  Income from continuing operations         $   0.39    $   0.35    $  0.21
  Gain on sale of discontinued operations        -           -         0.12
                                            --------    --------    -------
    Net income                              $   0.39    $   0.35    $  0.33
                                            ========    ========    =======
Diluted earnings per share:
  Income from continuing operations         $   0.37    $   0.35    $  0.21
  Gain on sale of discontinued operations        -           -         0.11
                                            --------    --------    -------
    Net income                              $   0.37    $   0.35    $  0.32
                                            ========    ========    =======
Shares used in computing basic and
  diluted earnings per share:
    Basic                                     14,791      14,639     13,727
                                            ========    ========    =======
    Diluted                                   15,390      14,870     13,979
                                            ========    ========    =======


            See accompanying notes to consolidated financial statements.


                                  CALIFORNIA AMPLIFIER, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (IN THOUSANDS)
                                                             Accum-
                                                             ulated
                                                             Other
                      Common Stock     Additional            Compre-
                     --------------     Paid-in   Retained   hensive
                     Shares    Amount   Capital   Earnings    Loss    Total
                     ------    ------    ------    ------    ------   ------
Balances at
 February 28, 2001    13,601   $  136    $23,975   $ 6,212   $(699)  $29,624
Net income                -        -          -      4,464      -      4,464
Foreign currency
 translation
 adjustment               -        -          -        -      (102)
(102)
                                                                      ------
Comprehensive income                                                   4,362
Exercise of stock
 options                  29       -          69       -        -         69
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -       3,525       -        -      3,525
                      ------   ------    -------   -------  ------    ------
Balances at
 February 28, 2002    13,630      136     27,569    10,676    (801)   37,580
Net income and compre-
 hensive income           -        -          -      5,160      -      5,160
Exercise of stock
 options                  64        1        159       -        -        160
Issuances of
 common stock          1,051       10     10,074       -        -     10,084
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -       5,639       -        -      5,639
                      ------   ------    -------   -------  ------    ------
Balances at
 February 28, 2003    14,745      147     43,441    15,836    (801)   58,623
Net income                -        -          -      5,714      -      5,714
Unrealized loss on
 available-for-sale
 investments              -        -          -         -      (21)
(21)
                                                                      ------
Comprehensive income                                                   5,693
Exercise of stock
 options                 165        2        615       -        -        617
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -         430       -        -        430
                      ------   ------    -------   -------  ------    ------
Balances at
 February 28, 2004    14,910   $  149    $44,486   $21,550   $(822)  $65,363
                      ======   ======    =======   =======   =====    ======

            See accompanying notes to consolidated financial statements.

                      CALIFORNIA AMPLIFIER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  Year ended February 28,
                                              ------------------------------
                                                2004       2003       2002
                                              --------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 5,714    $ 5,160   $ 4,464
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                  3,400      3,669     4,317
  Property and equipment impairment writedowns     739        -         -
  Non-cash litigation charge                       -          -         700
  (Gain) loss on sale and disposal of equipment   (227)      (157)       58
  Increase in equity associated with tax
   benefit from exercise of stock options          430      5,639     3,525
  Deferred tax assets, net                        (233)    (2,950)   (2,233)
  Minority interest in loss of
   discontinued operation, net of tax              -          -         (24)
  Gain on sale of discontinued operation           -          -      (1,615)
  Changes in operating assets and liabilities:
    Accounts receivable                         (2,351)    (7,834)    3,260
    Inventories                                 (7,391)    (2,360)      283
    Prepaid expenses and other assets             (573)       (61)     (880)
    Accounts payable                             5,842      5,840       424
    Accrued liabilities                           (256)    (1,467)       34
                                              --------   --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        5,094      5,479    12,313
                                              --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements         (2,693)    (1,670)   (1,534)
Proceeds from sale of property and equipment     2,201        327        44
Acquisition of Kaul-Tronics                        -      (16,534)      -
Net proceeds from sale of discontinued
 operations                                        -          -       2,956
                                              --------   --------  --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                       (492)   (17,877)    1,466
                                              --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                     1,000     12,000       -
Debt repayments                                 (5,281)      (971)     (599)
Proceeds from exercise of stock options            617        160        69
                                              --------   --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                     (3,664)    11,189      (530)
                                              --------   --------  --------
EFFECT OF FOREIGN EXCHANGE RATES                   -          -        (102)
                                              --------   --------  --------
Net change in cash and cash equivalents            938     (1,209)   13,147
Cash and cash equivalents at beginning of year  21,947     23,156    10,009
                                              --------   --------  --------
Cash and cash equivalents at end of year       $22,885    $21,947   $23,156
                                              ========   ========  ========

            See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's Satellite business unit designs and markets reception products principally for the Direct Broadcast Satellite ("DBS") subscription television market in the United States, as well as a line of consumer and commercial products for video and data reception. The Wireless Access business unit designs and markets integrated reception and two-way transmission fixed wireless equipment for broadband data and video applications.

     As described further in Note 14, in July 2001 the Company sold its 51% interest in Micro Pulse, a company engaged in the design, manufacture and marketing of antennas and amplifiers used principally in global positioning satellite (GPS) applications. Accordingly, the results of operations of Micro Pulse, which represented a separate business segment of the Company, have been presented as a discontinued operation in the accompanying consolidated statement of operations for fiscal year 2002.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned French subsidiary, California Amplifier SARL. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2004, 2003 and 2002 fell on February 28, 2004, March 1, 2003 and March 2, 2002, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2004, 2003 and 2002 all consisted of 52 weeks.

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collection of the sales price is probable. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of "FOB Destination" terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers do not have rights of return except for defective products returned during the warranty period.

     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as sales. Shipping and handling fees included in sales for fiscal years 2004, 2003 and 2002 were $345,000, $574,000 and $224,000, respectively.

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

                                     February 28,
                                --------------------
                                 2004          2003
                                ------        ------
U.S. banks                     $22,280       $20,095
Foreign banks                      605         1,852
                               -------       -------
                               $22,885       $21,947
                               =======       =======

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated sales and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                               Year ended February 28,
                           ------------------------------
             Customer       2004        2003        2002
             --------      ------      ------      ------
                A           39.4%       43.8%       25.8%
                B           22.9%        9.8%        0.2%
                C            5.9%        9.5%       30.6%
                D            0.1%         -         13.5%
                E             -          0.1%       11.7%

     The Company's four largest customers in fiscal 2004, including one customer which does not appear in the table above, accounted for approximately 77% of total sales in fiscal 2004.

     Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                                     February 28,
                                --------------------
                                 2004          2003
                                ------        ------
                A                49.4%         58.0%
                B                22.0%          5.5%
                C                 0.5%         15.1%

     Customers A, B, C and E are customers of the Satellite segment, while D is a customer of the Wireless Access segment.


Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. During fiscal 2002, the Company reserved for and wrote off accounts receivable in the net amount of $817,000 due from a Wireless Access customer.

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

     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized, or until holding losses are deemed to be permanent, at which time an impairment charge is recorded.

     At February 28, 2004 and 2003, the Company had no trading or held-to-maturity investments. Its sole available-for-sale investment, acquired in connection with the settlement during fiscal year 2002 of a former customer's outstanding accounts receivable balance, had a carrying value of $24,000 and $87,000 at February 28, 2004 and 2003, respectively, and is included in prepaid expenses and other current assets in the accompanying balance sheet at those dates. The Company recorded an impairment charge of $258,000 on this investment during fiscal 2003, which is included in selling expenses in the accompanying consolidated statement of operations because the investment asset had been initially recorded in fiscal 2002 with an offsetting reduction of bad debts expense, which is also classified as a selling expense. During fiscal 2004, the Company sold a portion of this investment, which generated net cash proceeds of $29,000. At February 28, 2004, the Company had an unrealized holding loss of $21,000 for this available-for-sale investment that is carried as a component of accumulated other comprehensive loss.


Property, equipment and improvements

     Property, equipment and improvements are stated at cost. The Company follows the policy of capitalizing expenditures that increase asset lives, and charging ordinary maintenance and repairs to operations, as incurred. When assets are sold or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income.

     Depreciation and amortization are based upon the estimated useful lives of the related assets using the straight-line method. Plant equipment and office equipment are depreciated over useful lives ranging from two to five years, while tooling is depreciated over 18 months. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Goodwill

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Through the end of fiscal 2002, goodwill was amortized on a straight-line basis over 15 years. As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" effective March 3, 2002 (the first day of fiscal 2003), beginning in fiscal year 2003 goodwill is no longer being amortized. Instead, goodwill is evaluated periodically for impairment pursuant to the provisions of this new pronouncement, as described in more detail under "New Authoritative Pronouncements" below.

Accounting for Long-Lived Assets Other Than Goodwill

     The Company reviews property and equipment and other long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to the undiscounted future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount at which the carrying amount of the asset exceeds the projected discounted future cash flows arising from the asset.

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

Warranty

     The Company warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. See Note 10 for a table of annual increases in and reductions of the warranty liability for the last three years.

Deferred Income Tax Assets

     Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets on a quarterly basis, and a valuation allowance is provided, as necessary, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

Foreign Currency Translation and Accumulated Other Comprehensive Loss
Account

     Historically, the Company's French subsidiary used the local currency as its functional currency. The local currency was the French franc until January 1, 2002 and the Euro beginning on that date. The financial statements of the French subsidiary were translated into U.S. dollars using current or historical exchange rates, as appropriate, with translation gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheet.

     In connection with the conversion of the French subsidiary's local currency from the franc to the Euro, the Company evaluated which currency, the Euro or the U.S. dollar, is best suited to be used as the functional currency. On the basis of this evaluation, management determined that the functional currency should be changed from the Euro to the U.S. dollar, and this change was made effective February 1, 2002. As a result of this change, the foreign currency translation account balance of $801,000 included in accumulated other comprehensive loss will remain unchanged until such time as the French subsidiary ceases to be part of the Company's consolidated financial statements. No income tax expense or benefit has been allocated to this component of accumulated other comprehensive loss because the Company expects that undistributed earnings of this foreign subsidiary will be reinvested indefinitely.

     The aggregate foreign exchange gains included in determining income from continuing operations were $75,000, $97,000 and $11,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.


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

Accounting for Stock Options

     As allowed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and comply with the pro forma disclosure requirements of SFAS 123, as set forth in Note 8.

  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
  Net income as reported              $5,714       $5,160       $4,464

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                        (2,672)      (2,681)      (4,494)
                                       -----        -----        -----
  Pro forma net income (loss)         $3,042       $2,479       $  (30)
                                       =====        =====        =====
  Earnings per share:
     Basic -
       As reported                      $.39         $.35         $.33
       Pro forma                        $.21         $.17         $.00

     Diluted -
       As reported                      $.37         $.35         $.32
       Pro forma                        $.20         $.17         $.00

Recent Authoritative Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 in March 2003 (the beginning of its fiscal year 2004). The adoption of SFAS 143 did not have a material effect on the Company's results of operations, financial position or liquidity.

     In April 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company adopted certain provisions of this statement in fiscal 2003, and the remaining provisions were adopted in fiscal 2004. The adoption of this statement had no impact on the Company's financial position or its results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 in the fourth quarter of fiscal 2003 had no impact on the consolidated financial statements. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the fourth quarter of fiscal 2004 did not have any impact on the Company's consolidated financial statements.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, inventory valuation, product warranties, deferred income tax asset valuation allowances, and valuation of long-lived assets and goodwill. Actual results could differ materially from these estimates.



Note 2 - KAUL-TRONICS ACQUISITION

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

     The acquisition of Kaul-Tronics was motivated principally by the Company's desire to vertically integrate into the production and sale of DBS dish antennas, so that the Company can provide the entire outdoor portion of the customer premise equipment and solidify its relationship with the satellite television system operators. Another reason for the acquisition is that it provided the Company with new customers, specifically distributors of satellite television reception products.

     The total acquisition cost was $22,588,000, consisting of a cash payment to the sellers of $16,063,000, issuance to the sellers of 929,086 shares of the Company's common stock valued at $6,054,000, and $471,000 for direct costs of the acquisition including legal, accounting and financial advisory fees. The acquisition gave rise to goodwill of $17,651,000, which was assigned to the Company's Satellite business segment. The value of the common shares issued was determined based on the average closing price of the Company's common stock during the six trading day period beginning two trading days before the acquisition was agreed to and ending two trading days after the terms of the acquisition were announced.

     Factors that contributed to a purchase price that resulted in the recognition of goodwill include the following: (i) Kaul-Tronics has been engaged in designing, manufacturing and selling satellite television reception equipment for approximately 20 years, during which time it became one of the largest suppliers of dish antennas to the U.S. market; (ii) it had a reputation in the industry for high quality, reliable products, and it developed strong customer relationships; (iii) Kaul-Tronics had a history of profitable operations -- in 1999, 2000 and 2001, Kaul-Tronics, an S Corporation, had pretax income of $6,157,000, $3,236,000 and $4,798,000, respectively; and (iv) the agreed-upon purchase price was supported by a fairness opinion issued by an independent financial advisor.

     The source of funds for the cash payment was the Company's cash on hand and the proceeds of a $12 million drawdown on the Company's existing bank revolving line of credit which had been increased from $8 million to $13 million effective April 3, 2002. On May 2, 2002, the $12 million outstanding principal balance on the revolver was converted into a new $12 million term loan. This term loan bears interest at LIBOR plus 2.0% or the bank's prime rate.


     Following is a computation of the goodwill arising from this acquisition (in thousands):

    Total acquisition costs                                 $22,588

    Fair value of net assets acquired:
      Inventory                                      $1,030
      Prepaid expenses                                    4
      Land                                              675
      Buildings and equipment                         3,323
      Non-compete agreements                            400
      Accrued liabilities assumed                      (495)
                                                    -------
        Total fair value of net assets acquired               4,937
                                                            -------
    Goodwill                                                $17,651
                                                            =======

     The following pro forma information is presented as if the acquisition had occurred at the beginning of fiscal 2003 (in thousands):

                                   Year ended
                                February 28, 2003
                               -------------------
                                  As         Pro
                               reported     forma
                               --------    --------
      Sales                    $100,044    $102,671

      Income from continuing
       operations               $ 5,160     $ 5,307

      Income from continuing
       operations per share:
        Basic                   $   .35     $   .36
        Diluted                 $   .35     $   .35

The "as reported" amounts for the year ended February 28, 2003 include the operating results of Kaul-Tronics for the 11 month period beginning on the April 5, 2002 acquisition date. Pro forma adjustments for the year ended February 28, 2003 consist mainly of adding Kaul-Tronics' results for the month of March 2002.

     Pursuant to the provisions of SFAS 142, which the Company adopted effective at the beginning of fiscal 2003, goodwill which arose from this transaction is not amortized. Instead, goodwill is evaluated on an annual basis for impairment, as further discussed in Note 5. The goodwill arising from this acquisition is deductible for income taxes.



NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2004            2003
                                      -------          ------
Raw materials                         $11,671         $ 9,627
Work in process                           417             -
Finished goods                          8,165           3,235
                                      -------         -------
                                      $20,253         $12,862
                                      =======         =======


NOTE 4 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2004            2003
                                      -------          ------
Land                                  $   -           $   675
Buildings and improvements                243           3,414
Plant equipment and tooling            15,493          22,276
Office equipment, computers
 and furniture                          3,077           4,083
                                      -------         -------
                                       18,813          30,448
Less accumulated depreciation
 and amortization                     (14,432)        (21,126)
                                      -------         -------
                                      $ 4,381         $ 9,322
                                      =======         =======

    In April 2002, as part of the acquisition of the satellite dish manufacturing operation of Kaul-Tronics, Inc. (as further described in Note
2), the Company acquired land and buildings in Wisconsin, consisting of two manufacturing plants and one warehouse. During fiscal 2004, the Company outsourced this satellite dish manufacturing operation to a non-affiliated metal fabrication company in the U.S. As a result of this outsourcing, two of the three buildings in Wisconsin were sold during fiscal 2004. The third building, along with the associated land and some manufacturing equipment no longer used in the business, is classified as property held for sale at the end of fiscal 2004. The $1,476,000 carrying amount of property held for sale, which represents the estimated net realizable value of this property and equipment, is included in Prepaid Expenses and Other Current Assets in the consolidated balance sheet at February 28, 2004. A writedown of $165,000 to adjust the carrying amount of property held for sale to net realizable value is included in cost of goods sold for fiscal 2004.



Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting SFAS 142 at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. Prior to fiscal 2003, goodwill was being amortized at the rate of $270,000 per year. For the year ended February 28, 2002, income from continuing operations and income from continuing operations per share adjusted to exclude goodwill amortization expense is as follows (in thousands except per share amounts):

                                       Year
                                      ended
                                     Feb. 28,
                                       2002
                                      ------
  Income from continuing
   operations as reported             $2,874
  Add back goodwill amortization         270
                                       -----
  Income from continuing
   operations as adjusted             $3,144
                                       =====
  Income from continuing
   operations per share:
     Basic -
       As reported                      $.21
       As adjusted                      $.23

     Diluted -
       As reported                      $.21
       As adjusted                      $.22


    The change in the carrying amount of goodwill in fiscal year 2003 is as follows (in thousands):

         Balance as of February 28, 2002              $  3,287

         Goodwill acquired in April 2002 (Note 2)       17,651
                                                       -------
         Balance as of February 28, 2003              $ 20,938
                                                       =======

There was no change in the carrying amount of goodwill in fiscal year 2004.

     All goodwill is associated with the Company's Satellite business segment. The Company's transitional goodwill impairment test was conducted as of March 3, 2002 (the first day of fiscal 2003). This test indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Satellite reporting unit.

     Annual goodwill impairment tests were conducted as of December 31, 2003 and 2002. These tests indicated that there was no impairment of goodwill at those dates. The Company used a discounted cash flow approach to estimate the fair value of its Satellite reporting unit.

     At February 28, 2004, the gross carrying amount and accumulated amortization of covenants not to compete acquired in conjunction with the Kaul-Tronics purchase (Note 2) was $400,000 and $200,000, respectively. The covenants not to compete, which are included in Other Assets in the accompanying consolidated balance sheet at February 28, 2004, are being amortized on a straight-line basis over a weighted average life of approximately 4.1 years.


NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Working capital line of credit

     At February 28, 2004 the Company had a $10 million working capital line of credit with a commercial bank that matures on August 3, 2005. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets.
At February 28, 2004, $1 million was outstanding on this line of credit which is classified as long-term at that date. At February 28, 2003, there were no outstanding borrowings under the line of credit. At February 28, 2004 and 2003, amounts reserved under the line of credit for outstanding irrevocable stand-by letters of credit were $2,479,000 and $1,582,000, respectively.

Long-term Debt

     Long-term debt consists of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2004            2003
                                                    ------          ------
Bank term loan payable, interest fixed at 4.75%
 until April 2, 2004 and thereafter floating at
 bank prime rate or fixed at 1 or 3 month LIBOR
 plus 2%, principal due in monthly installments
 ranging from $85 to $86 through August 2, 2006     $ 2,390         $ 3,574

Bank term loan payable, interest floating at
 LIBOR plus 2% or bank prime rate, principal
 due in monthly installments of $150 through
 April 2008                                           7,903          12,000

Bank working capital line of credit                   1,000             -
                                                    -------         -------
Total debt                                           11,293          15,574

Less portion due within one year                     (3,603)         (3,005)
                                                    -------         -------
Long-term debt                                      $ 7,690         $12,569
                                                    =======         =======

     The bank credit agreement that encompasses the working capital line of credit and the two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, a current ratio of not less than 2.0, a leverage ratio of not more than 2.25, tangible net worth of at least $19,050,000 (such minimum amount increasing by $1 million annually beginning on March 1, 2003), cash and cash equivalents not less than $8 million, and net income of at least $1.00 in each fiscal year. At February 28, 2004 and 2003, the Company was in compliance with all such covenants. The bank credit agreement requires the Company to make an annual accelerated principal payment on the term loan that matures in April 2008, above and beyond scheduled monthly principal payments, in an amount equal to 25% of "free cash flow" (as defined in the agreement) in the immediately preceding fiscal year. Pursuant to this provision, the Company has included $775,000 in the current portion of long-term debt at February 28, 2004. The due date for this accelerated principal payment is August 31, 2004.

     The bank credit agreement contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past four years, and based on the Company's internal financial forecasts for the next year, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.


Contractual Cash Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2004 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual                                                There-
  Obligations         2005    2006    2007    2008    2009   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt               $ 3,603  $3,823  $2,139  $1,728  $  -     $  -    $11,293

Operating leases       697     732     732     741     763    1,874    5,539

Purchase
 obligations        27,148     -       -       -       -        -     27,148
                   -------  ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations  $31,448  $4,555  $2,871  $2,469  $  763   $1,874  $43,980
                    ======  ======  ======  ======  ======   ======   ======

     Purchase obligations consists of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

     Rent expense under operating leases was $929,000, $760,000 and $1,062,000 for fiscal years 2004, 2003 and 2002, respectively.


NOTE 7 - INCOME TAXES

     The Company's income from continuing operations before income taxes consists of the following (in thousands):
                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------

        Domestic                     $ 5,649      $ 7,642      $ 3,930
        Foreign                           91          353          251
                                     -------      -------      -------
                                     $ 5,740      $ 7,995      $ 4,181
                                     =======      =======      =======


     The tax provision for income from continuing operations consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
Current:
  Federal                            $   (49)     $    59      $  (132)
  State                                    1           79         (271)
  Foreign                               (124)         (57)           9
                                      ------       ------       ------
  Total current                         (172)          81         (394)
                                      ------       ------       ------
Deferred:
  Federal                                245       (2,395)        (725)
  State                                 (477)        (490)      (1,099)
  Foreign                                 -            -            -
                                     -------      -------      -------
  Total deferred                        (232)      (2,885)      (1,824)
                                     -------      -------      -------
Charge in lieu of taxes
 attributable to tax benefit
 from employee stock options             430        5,639        3,525
                                     -------      -------      -------
                                     $    26      $ 2,835      $ 1,307
                                     =======      =======      =======

     Differences between the income tax provision and income taxes computed using the statutory federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
Income tax at statutory federal
 rate (34%)                          $ 1,952      $ 2,718      $ 1,421
State income taxes, net of
 federal income tax effect               193          106         (194)
Foreign taxes                           (155)        (176)          38
Valuation allowance                   (1,405)         505          230
Tax credits                             (517)        (264)        (154)
Extraterritorial income exclusion        (14)         (68)        (102)
Other, net                               (28)          14           68
                                     -------      -------      -------
                                     $    26      $ 2,835      $ 1,307
                                     =======      =======      =======


     The components of the net deferred income tax asset at February 28, 2004 and 2003 are as follows (in thousands):

                                             February 28,
                                       ----------------------
                                        2004            2003
                                       ------          ------
Inventory reserve                      $  221          $  273
Allowance for doubtful accounts            84              80
Warranty reserve                           63             196
Compensation and vacation accruals        121             139
Depreciation                             (274)            120
Goodwill amortization                  (1,099)           (499)
Capitalized R&D cost amortization         400             495
Net operating loss carryforward         2,876           3,397
Research and development credits        2,803           2,701
Other tax credits                       1,803           1,220
Other, net                                395             443
                                       ------          ------
                                        7,393           8,565
Valuation allowance                      (630)         (2,035)
                                       ------          ------
                                        6,763           6,530
Less current portion                   (2,404)         (1,130)
                                       ------          ------

Non-current portion                    $4,359          $5,400
                                       ======          ======

     At February 28, 2004, the Company has net operating loss carryforwards ("NOLs") of approximately $12.1 million and $790,000 for federal and state purposes, respectively. The federal NOLs expire at various dates through 2022, and the state NOLs expire at various dates through 2009.

     As of February 28, 2004, the Company had foreign tax credit carryforwards of $633,000 expiring at various dates through 2008, research and development tax credit carryforwards of $1,839,000 and $1,461,000 for federal and state income tax purposes, respectively, expiring at various dates through 2014, and manufacturing investment credit carryforwards of $1,016,000 for state income tax purposes expiring at various dates through 2014.

     During fiscal years 2003 and 2002, the deferred tax asset valuation allowance was reduced by an aggregate amount of $9,173,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. These reductions of the valuation allowance in fiscal years 2003 and 2002 exhausted that portion of the valuation allowance that was related to tax benefits from option exercises. In fiscal 2004, on the basis of management's updated assessment of the future realizability of the deferred tax assets, the valuation allowance was further reduced by $1,405,000, which had the effect of reducing the income tax provision by a corresponding amount. At February 28, 2004 the Company's net deferred income tax asset was $6,763,000, which amount is net of a valuation allowance of $630,000.

     The Company has not provided withholdings and U.S. federal income taxes on approximately $485,000 of undistributed earnings of its foreign subsidiaries because such earnings are or will be reinvested indefinitely in such subsidiaries or will be approximately offset by credits for foreign taxes paid. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock Options

     The Company has two stock option plans for its employees, the 1989 Key Employee Stock Option Plan ("1989 Plan"), and the 1999 Stock Option Plan ("1999 Plan"). Under the 1999 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, usually over a four-year period.

     The following table summarizes the option activity for fiscal years 2004, 2003 and 2002 (in thousands except dollar amounts):

                                                    Weighted
                                      Number         Average
                                      Shares       Option Price
                                     --------        --------

Outstanding at February 28, 2001      1,794           $15.85
Granted                                 754             4.68
Exercised                               (29)            2.34
Canceled                               (315)           23.06
                                      -----           ------
Outstanding at February 28, 2002      2,204           $11.17
Granted                                 341             5.22
Exercised                               (64)            2.53
Canceled                               (169)           11.44
                                      -----           ------
Outstanding at February 28, 2003      2,312           $10.51
Granted                                 534             6.95
Exercised                              (165)            3.73
Canceled                               (103)           14.46
                                      -----           ------
Outstanding at February 28, 2004      2,578           $10.05
                                      =====           ======


     Options outstanding at February 28, 2004 and related weighted average price and life information is as follows:

                            Weighted      Total
                             Average     Weighted                   Weighted
   Range of       Total     Remaining    Average                     Average
   Exercise      Options       Life      Exercise     Options       Exercise
    Prices     Outstanding   (Years)      Price     Exercisable       Price
   --------      --------   --------     --------     --------      --------
 $1.75-$1.88      155,500       4.8       $ 1.79       155,500       $ 1.79
  2.06- 2.76      193,250       4.0         2.25       193,250         2.25
  3.16- 4.99    1,023,050       7.3         3.99       553,550         4.35
  5.00- 7.22      533,088       6.4         5.66       336,588         5.99
  8.00-10.88       73,750       5.1         8.86        73,750         8.86
 12.25-14.76      172,000      10.0        14.75           750        12.25
 15.75-19.88      102,500       6.3        19.49        79,500        19.38
 20.19-27.44       58,000       5.4        25.43        53,000        25.48
 39.38-40.00      115,000       6.0        39.97       113,750        39.98
 43.50-50.56      152,000       6.1        44.99       122,000        45.35
 -----------    ---------      ----       ------     ---------       ------
$1.75-$50.56    2,578,138       6.6       $10.05     1,681,638       $11.16
 ===========    =========      ====       ======     =========       ======

     The weighted average fair value for stock options granted in fiscal years 2004, 2003 and 2002 was $6.15, $4.48 and $4.58, respectively.

     The number of stock options available for grant under the 1999 Stock Option Plan at the end of each fiscal year was 62,250, 308,000 and 19,899 for 2004, 2003 and 2002, respectively. Pursuant to the Company's 1999 Stock Option Plan, the number of options available to grant is replenished to 500,000 on the first day of each fiscal year. The 1989 Plan expired in May 1999 and no additional options may be granted under this plan.

     As permitted by SFAS 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense for options granted under its stock option plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of operations.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
Expected life (years)                    5            5           10
Dividend yield                           0%           0%           0%


     The range for interest rates is 2.58% to 6.82%, and the range for volatility is 49% to 147%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $3,686,000, $4,155,000 and $6,713,000 in fiscal years 2004, 2003, and 2002, respectively.

     At February 28, 2004, 14,909,512 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


Note 9 - EARNINGS PER SHARE

     Following is a summary of the calculation of basic and diluted weighted average shares outstanding for fiscal 2004, 2003 and 2002 (in thousands):

                                               Year ended February 28,
                                          --------------------------------
                                           2004         2003         2002
                                          ------       ------       ------
Weighted average shares:
  Weighted average number of
   common shares outstanding              14,791       14,591       13,605
  Weighted average number of shares
   issuable for legal settlement              -            48          122
                                          ------       ------       ------
     Basic weighted average number
      of common shares outstanding        14,791       14,639       13,727

  Effect of dilutive securities:
    Stock options                            599          231          252
                                          ------       ------       ------
     Diluted weighted average number
      of common shares outstanding        15,390       14,870       13,979
                                          ======       ======       ======

     Outstanding stock options in the amount of 1,220,000, 1,128,000 and 828,000 at February 28, 2004, 2003 and 2002, respectively, which had exercise prices ranging from $3.69 to $50.56, $4.95 to $50.56 and $5.69 to $50.56, respectively, were not included in the computation of diluted earnings per share for the years then ended because the exercise price of these options was greater than the average market price of the Common Stock and accordingly the effect of inclusion would be antidilutive.



NOTE 10 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------

Interest paid                         $ 527         $588         $323

Income taxes paid (net
  refunds received)                   $(170)        $262         $497



     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
Increase in valuation allowance
 for available-for-sale investment    $  21        $  -         $  -

Issuance of common stock as
 partial consideration for
 acquisition of Kaul-Tronics          $  -         $6,054       $  -

Issuance of common stock to
 reduce accrued liability             $  -         $4,030       $  -


Valuation and Qualifying Accounts and Reserves

     Following is the Company's schedule of valuation and qualifying accounts and reserves for the last three years (in thousands):

                                   Charged
                     Balance at   (credited)                 Balance
                      beginning  to costs and                 at end
                      of period    expenses    Deductions   of period
                      ---------    --------    ---------    ---------
Allowance for doubtful accounts:
-------------------------------
    Fiscal 2002          $467         $991      $(1,041)       $417
    Fiscal 2003           417          (96)         (48)        273
    Fiscal 2004           273           34          (96)        211

Warranty reserve:
----------------
    Fiscal 2002          $447         $144      $  (215)       $376
    Fiscal 2003           376          396         (281)        491
    Fiscal 2004           491          164         (496)        159

     At February 28, 2003, the Company accrued warranty cost of $250,000 in connection with a claim from a customer involving a potential product replacement program. This amount was reversed out of the warranty reserve at February 28, 2004. See Note 11 for further description of this matter.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office and manufacturing plant in Ventura County, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases small facilities in Minnesota and France. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.

     In March 2003, one of the Company's customers made a $1.6 million claim against the Company for what the customer described as its expected costs for a replacement program involving a product that had been supplied by the Company. The Company accrued $250,000 at February 28, 2003 as its best estimate of the costs to resolve this matter. This $250,000 accrual was reversed by the Company at February 28, 2004 because the customer that made the claim did not provide any data to support its claim, and the Company accordingly concluded that the matter was closed.


NOTE 12 - LEGAL PROCEEDINGS

Yourish class action litigation:

     In March 2000, the Company entered into a settlement agreement in the class action securities litigation entitled Yourish v. California Amplifier, Inc., et al. The final portion of the settlement amount, consisting of 121,875 shares of Company common stock, that previously were accrued as part of the Yourish legal settlement at $33.063 per share, were issued on July 24, 2002, upon receipt of instructions from plaintiffs' counsel. The primary amount of the settlement was expensed by the Company in fiscal 2000. The Company also expensed $200,000 for this litigation settlement in the fiscal year ended February 2002 as a result of having to repay a settlement contribution from an insurance company.

2001 securities litigation:

     Following the announcement by the Company in March 2001 of the resignation of its controller and misstatements of the fiscal 2000 and 2001 financial statements, the Company and certain officers were named as defendants in separate lawsuits that were subsequently combined into a single action. In December 2001, the parties reached an agreement to settle this litigation for $1.5 million. Of this amount, the Company's directors and officers liability insurance carrier agreed to contribute $575,000 toward the settlement, which amount was paid in December 2001. The Company accrued its $925,000 share of the settlement in the fiscal year ended February 28, 2002. Of this amount, $425,000 was paid by the Company in December 2001, and the remaining $500,000 was paid in October 2002 upon the Court's final approval of the settlement agreement.


Investigation by the Securities and Exchange Commission:

     In May 2001, the Securities and Exchange Commission ("SEC") opened an investigation into the circumstances surrounding the misstatements in the Company's consolidated financial statements for its 2000 and 2001 fiscal years caused by its former controller. In April 2004, the SEC concluded its investigation and issued a cease and desist order directing the Company to not violate federal securities laws in the future.

Wage-related class action lawsuit:

     On April 21, 2004, the Company was served with a complaint alleging certain violations of the California labor code. Among other charges, the class action complaint alleges that from October 2000 to the present time certain hourly employees did not take their lunch break within the time period prescribed by state law. Notwithstanding that the delayed break was at the request of, and for the convenience of, the affected employees, the Company believes that it could have a liability to pay a wage premium for these delayed lunch breaks. The Company intends to defend itself vigorously against all allegations in the complaint and has established what management believes to be an appropriate reserve in the quarter ended February 28, 2004.

Property lease lawsuit and cross-complaint

     On May 21, 2004, the Company was served with a lawsuit filed by the owner of a building in Camarillo, California that was formerly used as the Company's corporate offices and principal manufacturing plant under a 15-year lease agreement that expired on February 28, 2004. The lawsuit seeks damages for facility repairs that are allegedly required in the range of $520,000 to $700,000. The Company believes the lawsuit is without merit and intends to defend itself vigorously against all allegations. On May 27, 2004, the Company filed a cross-complaint, seeking payment by the building owner of approximately $180,000 in deposits and other amounts which the Company believes it is owed.


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

     Information by business segment is as follows:

Fiscal Year 2004:
                                              WIRELESS
                                SATELLITE      ACCESS    CORPORATE    TOTAL
                                 -------       ------     -------     -----

Sales                           $121,000     $  7,616        -      $128,616
Gross profit                      15,965        1,701        -        17,666
Gross margin                        13.2%       22.3%        -
13.7%
Income (loss) from continuing
 operations before income taxes   12,750       (2,782)    (4,228)      5,740
Identifiable assets               80,169        9,208      8,266      97,642


Fiscal Year 2003:
                                              WIRELESS
                                SATELLITE      ACCESS    CORPORATE    TOTAL
                                 -------       ------     -------     -----

Sales                           $ 88,437     $ 11,607        -      $100,044
Gross profit                      17,251        3,282        -        20,533
Gross margin                        19.5%       28.3%        -
20.5%
Income (loss) from continuing
 operations before income taxes   13,217       (1,226)    (3,996)      7,995
Identifiable assets               71,420       10,309      7,868      89,597


Fiscal Year 2002:
                                              WIRELESS
                                SATELLITE      ACCESS    CORPORATE    TOTAL
                                 -------       ------     -------     -----

Sales                           $ 78,899     $ 21,816        -      $100,715
Gross profit                      15,469        6,904        -        22,373
Gross margin                        19.6%       31.6%        -
22.2%
Income (loss) from continuing
 operations before income taxes   11,490           89     (7,398)      4,181
Identifiable assets               37,092       12,172      7,424      56,688


     Included in cost of sales for Satellite products during the year ended February 28, 2004 were impairment writedowns of $739,000 on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers. These impairment writedowns had an adverse impact of 0.6% on Satellite gross margin in fiscal 2004.

     The Company considers income (loss) from continuing operations before income taxes to be the primary measure of profit or loss of its business segments. The amount shown for each year in the "Corporate" column above for income (loss) from continuing operations consists of general and administrative expenses not allocated to the business segments, and non-operating income/expense. General and administrative expense includes salaries and wages for the CEO, the CFO, all finance and accounting personnel, human resource personnel, information services personnel, and corporate expenses such as audit fees, director and officer liability insurance, director fees and expenses, and costs of producing and distributing the annual report to stockholders. Non-operating income/expense includes interest income, interest expense, foreign currency gains and losses, and, in fiscal year 2002, litigation settlement expense.

     The Company does not have significant long-lived assets outside the United States.


     Sales information by geographical area for each of the three years in the period ended February 28, 2004 is as follows (000s):

                                           Year ended February 28,
                                      --------------------------------
                                       2004         2003         2002
                                      ------       ------       ------
United States                       $123,235     $ 90,543     $ 82,936
Africa                                 1,623        4,088        1,309
Latin America                          1,877        2,428        1,738
Europe                                 1,263        2,255        2,258
Canada                                   227          290       11,816
All other                                391          440          658
                                     -------      -------      -------
                                    $128,616     $100,044     $100,715
                                     =======      =======      =======

See also "Concentrations of Risk" in Note 1 for sales by major customer.


NOTE 14 - DISCONTINUED OPERATIONS

     On July 31, 2001, the Company sold its 51% ownership interest in Micro Pulse. After giving consideration to disposition costs and cash of $275,000 which remained with the divested operation, the net cash proceeds of this transaction amounted to $2,956,000. The sale generated an after-tax gain of $1,615,000.

     Micro Pulse was the sole operating unit comprising the Company's Antenna segment. Accordingly, operating results for Micro Pulse have been presented in the accompanying consolidated statements of operations for the fiscal year ended February 28, 2002 as a discontinued operation, and are summarized as follows (in thousands):

Sales                                $ 2,556
                                     =======
Operating income (loss)              $  (105)
                                     =======
Income (loss) from discontinued
 operations, net of tax              $   (25)
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
                                                 =======


NOTE 15 - QUARTERLY FINANCIAL INFORMATION (unaudited)

     The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2004 and 2003 (in thousands, except percentages and per share data):

                                        Fiscal 2004
                  ----------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Sales             $18,566     $24,197      $44,248      $41,605     $128,616
Gross profit        1,306       3,200        6,734        6,426       17,666
Gross margin          7.0%       13.2%        15.2%        15.4%        13.7%
Net income (loss)  (1,102)        390        3,452        2,974        5,714
Net income (loss)
 diluted share      (0.07)       0.03         0.22         0.18         0.37


                                        Fiscal 2003
                  ----------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Sales             $22,482     $27,526      $23,965      $26,071     $100,044
Gross profit        5,844       6,355        4,378        3,956       20,533
Gross margin         26.0%       23.1%        18.3%        15.2%        20.5%
Net income          1,466       1,818          905          971        5,160
Net income per
 diluted share       0.10        0.12         0.06         0.06         0.35


Note 16 - SUBSEQUENT EVENT

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately-held company headquartered in San Diego, California engaged in providing hardware and software products and services that enable both wireless and wireline access to video, voice and data. Vytek has approximately 280 employees with 10 offices nationwide. During its eleven month period ended November 30, 2003, Vytek recorded unaudited revenues of approximately $38.4 million. During this period, Vytek generated approximately 40% of its revenues from wireless and embedded technology products and 60% of its revenues from software development and professional services.

      In connection with this acquisition, the Company: (i) issued approximately 7,268,800 shares of its common stock to Vytek's selling stockholders; (ii) issued and deposited 854,700 shares of its common stock into an escrow fund; (iii) paid approximately $5,000 in lieu of fractional shares; (iv) converted all Vytek employee stock options outstanding at the time of the merger into a total of 148,821 fully vested Company stock options that had an aggregate fair value under the Black-Scholes formula of approximately $1,850,000; and (v) incurred total transaction costs estimated to be $2,550,000.

     The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of the Company's common stock deposited into the escrow fund serve as security for potential indemnity claims by the Company under the acquisition agreement. In addition, in the event Vytek's balance sheet as of the acquisition date reflects working capital (as defined in the acquisition agreement) of less than $4 million, then the Company can recover such deficiency from the escrow fund (the "Working Capital Adjustment"). Vytek's stockholder representative may direct the sale of some or all of the escrow shares for a price of at least $11.00 per share, and deposit the proceeds received from such sale into the escrow fund. Subject to any claims by the Company for indemnification or for the Working Capital Adjustment, except for an amount equal in value to $2 million, all shares of Company common stock and any cash in the escrow fund will be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. All remaining shares of Company common stock and any remaining cash in the escrow fund will be released to the Vytek selling stockholders two years after the closing date, subject to any then pending and unresolved claims for indemnification or the Working Capital Adjustment.

     The common shares issued to Vytek's selling stockholders and issued/deposited to the escrow fund were valued at $11.26 per share, which was the average closing price of the Company's common stock on the Nasdaq National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day the acquisition terms were agreed to and announced. The aggregate purchase price, including the shares deposited into the escrow fund, is approximately $96 million.


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Regulations 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date that the evaluation was carried out. Additionally, no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

      NAME                         AGE                 POSITION
--------------------------         ---         --------------------------
Ira Coron (1)                       75         Chairman of the Board
                                                 of Directors

Richard Gold (1)(4)                 49         Director

Arthur Hausman (1)(2)               80         Director

A.J. "Bert" Moyer (2)(3)            60         Director

James Ousley                        58         Director

Frank Perna, Jr. (2)(4)             66         Director

Thomas Ringer (2)                   72         Director

Fred Sturm                          46         Director, President and
                                                Chief Executive Officer,

Patrick Hutchins                    41         President, Products Division

Tracy Trent                         40         President, Solutions Division

Richard Vitelle                     50         Vice President, Finance,
                                                Chief Financial Officer
                                                and Corporate Secretary

(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.
(3)  Designated as the Audit Committee financial expert.
(4)  Member of Governance and Nominating Committee

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

     RICHARD GOLD has been a director of the Company since December
2000. He is a Venture Director with InnoCal II, L.P., a venture capital partnership, a position held since May 2004. He served as President and Chief Executive Officer of Nova Crystals, Inc., a supplier of optical sensing equipment, from December 2002 until May 2004. From June 2002 to July 2003, he was Chairman of Radia Communications, Inc., a supplier of wireless communications semiconductors. From January 1999 to June 2002, he was Chairman, President and Chief Executive Officer of Genoa Corporation, a supplier of optical communications semiconductors. From November 1991 through December 1998, Mr. Gold held various senior-level executive positions with Pacific Monolithics, Inc., a supplier of wireless communications equipment, including Vice President-Engineering, Chief Operating Officer and, from January 1997 through December 1998, President and Chief Executive Officer.

     ARTHUR HAUSMAN has been a director of the Company since 1987. Mr. Hausman, a private investor, currently serves as a director of Drexler Technology Corporation, a manufacturer of optical data storage products. Until his retirement in 1988, he served as Chairman of the Board of Directors and Chief Executive Officer of Ampex Corporation, a manufacturer of professional audio-video systems, data/memory products and magnetic tape, where he was employed for 27 years. Mr. Hausman was appointed by President Reagan to the President's Export Council, to the Council's Executive Committee and to the Chairmanship of the Export Administration Subordinate Committee of the Council for the period 1985 to 1989.

     A.J. "BERT" MOYER has been a director of the Company since February 24, 2004. Mr. Moyer, a business consultant and private investor, served as Executive Vice President and Chief Financial Officer of QAD Inc., a publicly held software company, from March 1998 until February 2000, and he subsequently served as a consultant to QAD, assisting in the Sales Operations of the Americas Region. From February to July 2000, he served as president of the commercial division of Profit Recovery Group International, Inc. (now known as PRG-Schultz International, Inc.), a publicly held provider of recovery audit services. Prior to joining QAD in 1998, Mr. Moyer served as Chief Financial Officer of Allergan Inc., a specialty pharmaceutical company based in Irvine, California, from 1995 to 1998. Mr. Moyer also serves on the board of QAD Inc., a provider of enterprise resource planning software applications, Collectors Universe, Inc., a company engaged in grading, auctioning and selling high-end collectibles, and Virco Manufacturing Corporation, which designs and produces furniture for the commercial and education markets.

     JAMES OUSLEY has been a director of the Company since April 20, 2004. Mr. Ousley served as President and Chief Executive Officer of Vytek Corporation, a wireless integration company, from September 2000 until Vytek was acquired by the Company effective April 12, 2004. From 1999 to 2000, Mr. Ousley was President, Chief Executive Officer and Chairman of Syntegra (USA) Inc. From 1992 to 1999, Mr. Ousley was President and Chief Executive
Officer of Control Data Systems. Earlier in his career, Mr. Ousley held executive management positions with Ceridian, including Executive Vice President of Control Data Corp. (now Ceridian) and President of Ceridian's Computer Products business. Mr. Ousley is also a director of ActivCard Corp., an authentication software company; Bell Microproducts, a value-added distributor of storage products and systems, semiconductors and computer products and peripherals; Datalink Corporation, a developer of enterprise-class information storage infrastructures; Norstan, Inc., a communications integration company; and Savvis Communication Corporation, a provider of Internet protocol (IP) applications and services.

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

     THOMAS RINGER has been a director of the Company since August 1996. Since 1990, Mr. Ringer has been actively involved as a member of the boards of directors for various public and private companies. Mr. Ringer is currently Chairman of Wedbush Morgan Securities, Inc., an investment banking and financial services company, Chairman of Document Sciences Corporation, a publicly held company engaged in developing and marketing document automation and content management output software, Chairman of M.S. Aerospace, Inc., a privately held manufacturer of aerospace fasteners, Chairman of the Center for Innovation and Entrepreneurship, an executive education services company, and a member of the Board of Directors of Maxwell Technologies, Inc., a leading ultracapacitor company. Prior to 1990, Mr. Ringer served as President and Chief Executive Officer of Recognition Equipment Inc., a New York Stock Exchange listed company, President and
Chief Executive Officer of Fujitsu Systems of America, Inc. and President and Chief Executive Officer of Computer Machinery Corporation.

     FRED STURM was appointed Chief Executive Officer, President and
Director in August 1997. Prior to joining the Company from 1990 to 1997, Mr. Sturm was President of Chloride Power Systems (USA), and Managing Director of Chloride Safety, Security, and Power Conversion (UK), both of which are part of Chloride Group, PLC (LSE: CHLD). From 1979 to 1990, he held a variety of general management positions with M/A-Com and TRW Electronics, which served RF and microwave markets.

     PATRICK HUTCHINS joined the Company as Vice President, Operations in August 2001, and was appointed President of the Company's Products Division effective April 12, 2004. From March 1997 until joining the Company, Mr. Hutchins served in general management capacities with several units of Chloride Group PLC and Genlyte Thomas LLC, most recently serving as the President and General Manager of Chloride Systems, a division of Genlyte Thomas.

     TRACY TRENT joined the Company as President of the Solutions Division effective April 12, 2004. From April 3, 2003 until April 12, 2004, Mr. Trent served as Chief Operating Officer of Vytek Corporation. Prior to his role as COO of Vytek, Mr. Trent served as Chief Executive Officer of Stellcom, Inc., a company engaged in the development and deployment of mobile computing technologies, services and solutions for enterprises and technology providers. Stellcom was acquired by Vytek in April 2003. Mr. Trent also served in senior executive roles from 1993 to 2000 at SAIC where he established and managed several technology divisions including the Automotive Network Exchange (ANX) and the Health Solutions organization. Before joining SAIC, Mr. Trent held business development roles at Digital Equipment Corporation and Sun Microsystems.

     RICHARD VITELLE joined the Company as Vice President, Finance, Chief Financial Officer and Corporate Secretary in July 2001. Prior to joining the Company, he served as Vice President of Finance and CFO of SMTEK International, Inc., a publicly held electronics manufacturing services provider, where he was employed for a total of 11 years. Earlier in his career Mr. Vitelle served as a senior manager with Price Waterhouse.

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

Code of Ethics

    During fiscal 2004 the Company adopted a written Code of Business Conduct and Ethics ("Code of Ethics") that applies to all of the Company's directors, officers and employees. Section 14 of this Code of Ethics contains a Financial Management Code of Ethics that applies specifically to the Company's Chief Executive Officer and all finance and accounting employees including the Company's senior financial officers, in accordance with
Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The Code of Ethics is expected to be made available on the Company's corporate website at www.calamp.com in the near future. Until such time, a copy of the Code of Ethics may be obtained without charge upon request to the Corporate Secretary of California Amplifier, 1401 N. Rice Avenue, Oxnard, California 93030. In the event that the Company makes changes in, or provides waivers from, the provisions of this Code of Ethics that are required to be disclosed by SEC regulations, the Company intends to disclose these events on its corporate website.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2004 is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2004 is incorporated herein by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2004 is incorporated herein by reference and made a part hereof.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the caption "Principal Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2004 is incorporated herein by reference and made a part hereof.


                                 PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of Financial Statements

    The following financial statements are filed as part of this Report:

                                                            Form 10-K
     1. Financial Statements:                                Page No.
        --------------------                                 --------

        Report of Independent Registered Public
         Accounting Firm                                        26

        Consolidated Balance Sheets                             27

        Consolidated Statements of Operations                   28

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income                               29

        Consolidated Statements of Cash Flows                   30

        Notes to Consolidated Financial Statements              31

    2. Financial Statements Schedules:
       ------------------------------

       Financial statement schedules are either not applicable, not required or the information required to be set forth therein is included in the Consolidated Financial State-ments or Notes thereto included in this report.

    3.  Exhibits
        --------

        Exhibits required to be filed as part of this report are:

        Exhibit
         Number                  Description
         ------                  -----------

          2.1 Asset Purchase Agreement dated April 5, 2002 between and among the Company, Kaul-Tronics, Inc., NGP, Inc., and Interactive Technologies International, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated April 5, 2002).

          2.2 Agreement and Plan of Merger and Reorganization dated December 23, 2003 between the Company and Vytek Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement No. 333-112851 on Form S-4).

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

          3.2     Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 of the Company's Current Report on Form 8-K dated February 28, 1992).

          3.2.1 Amendment to Bylaws of the Company (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated April 20, 2004).

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

          10.2    The 1999 Stock Option Plan (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8).

          10.3 Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for a facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31,
                  2003).

          10.4 Form of Indemnity Agreement (incorporated by reference to an exhibit filed with Company's Annual Report on Form 10-K for the year ended February 28, 1988).

          10.5 Loan and Security Agreement by and between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended February 28, 2002).

          10.5.1 Amendment No. 1 dated April 3, 2003 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10-2 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

          10.5.2 Amendment No. 2 dated July 3, 2003 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to
                  Exhibit 10-2 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

          10.5.3 Amendment No. 3 dated January 5, 2004 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (filed herewith).

          10.5.4 Amendment No. 4 dated February 27, 2004 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (filed herewith).

          10.6 Employment Agreement between the Company and Patrick Hutchins dated May 31, 2002 (filed herewith).

          10.7 Employment Agreement between the Company and Fred Sturm dated May 31, 2002 (filed herewith).

          10.8 Employment Agreement between the Company and Tracy Trent dated February 2, 2004 (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement No. 333-112851 on Form S-4).

          10.9 Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (filed herewith).

          21      Subsidiaries of the Registrant.

          23      Consent of Independent Registered Public Accounting Firm.

          31.1    Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2    Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

     During the three months ended February 28, 2004 the Company filed the following reports on Form 8-K:

     1.  On December 23, 2003, the Company filed a report on Form 8-K that
         (i) furnished a copy of its press release announcing the financial results for the Company's third quarter ended November 30, 2003, and (ii) filed its press release announcing the signing on December 23, 2003 of a definitive agreement to acquired Vytek Corporation.

     2. On January 5, 2004, the Company filed a report on Form 8-K that set forth as an exhibit the definitive agreement entered into on December 23, 2003 to acquire Vytek Corporation, subject to stockholder approvals.

     3. On February 25, 2004, the Company filed a report on Form 8-K with a press release announcing the appointment of A.J. Moyer to the Company's Board of Directors.

     4. On February 27, 2004, the Company filed a report on Form 8-K with a press release announcing the date of a special stockholders meeting for the purpose of approving the Company's acquisition of Vytek Corporation.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2004.

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

      Signature                      Title                      Date

 /s/ Ira Coron            Chairman of the                    May 27, 2004
______________________    Board of Directors             ___________________
   Ira Coron


 /s/ Richard Gold         Director                           May 27, 2004
______________________                                   ___________________
   Richard Gold


/s/ Arthur Hausman        Director                           May 27, 2004
______________________                                   ___________________
   Arthur Hausman


/s/ A.J. Moyer            Director                           May 27, 2004
______________________                                   ___________________
   A.J. Moyer


/s/ James Ousley          Director                           May 27, 2004
______________________                                   ___________________
   James Ousley


 /s/ Frank Perna, Jr.     Director                           May 27, 2004
______________________                                   ___________________
   Frank Perna, Jr.


 /s/ Thomas Ringer        Director                           May 27, 2004
______________________                                   ___________________
   Thomas Ringer


 /s/ Fred M. Sturm        President, Chief Executive         May 27, 2004
______________________    Officer and Director           ___________________
   Fred M. Sturm          (principal executive officer)


 /s/ Richard Vitelle      VP Finance, Chief Financial        May 27, 2004
______________________    Officer and Treasurer          ___________________
   Richard Vitelle        (principal accounting officer)