Form 10-Q
period 2004-05-31
CALIFORNIA AMPLIFIER INC
filed 2004-07-13
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:         May 31, 2004
                                          _________________

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



Address of Principal Executive Offices:        1401 N. Rice Avenue
                                               Oxnard, CA 93030

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

The registrant had 23,126,024 shares of Common Stock outstanding as of July 9, 2004.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                     May 31,     February 28,
                                                      2004           2004
                    Assets                          --------       --------
Current assets:
  Cash and cash equivalents                         $ 23,640        $ 22,885
  Accounts receivable, less allowance for doubtful
   accounts of $755 and $211, respectively            20,931          18,579
  Inventories, net                                    23,408          20,253
  Deferred income tax assets                           3,018           2,404
  Prepaid expenses and other current assets            5,130           3,244
                                                    --------        --------
     Total current assets                             76,127          67,365

Equipment and improvements, at cost, net of
 accumulated depreciation and amortization             5,309           4,381
Deferred income tax assets, less current portion       2,936           4,359
Goodwill                                             100,562          20,938
Other intangible assets, net                           5,260             200
Deposits and other assets                              2,455             399
                                                    --------        --------
                                                    $192,650        $ 97,642
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  3,774        $  3,603
  Accounts payable                                    20,570          17,395
  Accrued payroll and employee benefits                3,403           1,513
  Other current liabilities                            4,517           2,078
  Deferred revenue                                     1,075             -
                                                    --------        --------
     Total current liabilities                        33,339          24,589
                                                    --------        --------
Long-term debt, less current portion                   9,077           7,690
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 30,000 shares
    authorized; 23,071 and 14,910 shares issued
    and outstanding, respectively                        231             149
  Additional paid-in capital                         137,539          44,486
  Less common stock held in escrow                    (9,594)            -
  Retained earnings                                   22,859          21,550
  Accumulated other comprehensive loss                  (801)           (822)
                                                    --------        --------
     Total stockholders' equity                      150,234          65,363
                                                    --------        --------
                                                    $192,650        $ 97,642
                                                    ========        ========


           See notes to unaudited consolidated financial statements.

                   CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                    Three months
                                    ended May 31,
                                 ------------------
                                   2004       2003
                                 -------    -------
Revenues:
  Product sales                  $41,656    $18,566
  Service revenues                 3,341        -
                                 -------    -------
    Total revenues                44,997     18,566
                                 -------    -------
Cost of revenues:
  Cost of product sales           34,124     17,260
  Cost of service revenues         2,572        -
                                 -------    -------
    Total cost of revenues        36,696     17,260
                                 -------    -------
Gross profit                       8,301      1,306
                                 -------    -------
Operating expenses:
  Research and development         1,807      1,362
  Sales and marketing              1,072        494
  General and administrative       2,445        844
  Amortization of intangibles        260        -
  In-process research and
   development write-off             471        -
                                 -------    -------
Total operating expenses           6,055      2,700
                                 -------    -------
Operating income (loss)            2,246     (1,394)

Non-operating expense                (64)       (53)
                                 -------    -------
Income (loss) before income
 taxes                             2,182     (1,447)

Income tax (provision) benefit      (873)       345
                                 -------    -------
Net income (loss)                $ 1,309    $(1,102)
                                 =======    =======

Net income (loss) per share:
  Basic                          $  0.07    $ (0.07)
  Diluted                        $  0.07    $ (0.07)

Shares used in per share
 calculations:
   Basic                          18,755     14,745
   Diluted                        19,750     14,745



          See notes to unaudited consolidated financial statements.

                      CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                            Three months
                                                            ended May 31,
                                                       ---------------------
                                                         2004          2003
                                                       -------       -------

Cash flows from operating activities:
  Net income (loss)                                    $ 1,309       $(1,102)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                          959           870
    Write-off of in-process research and development       471            -
    Equipment impairment writedowns                         -            586
    Gain on sale of equipment                               (2)          (80)
    Increase in equity associated with tax
     benefit from exercise of stock options                 41            -
    Deferred tax assets, net                               809          (324)
    Changes in operating assets and liabilities:
      Accounts receivable                                2,606         9,373
      Inventories                                       (2,416)       (1,241)
      Prepaid expenses and other assets                  1,008           162
      Accounts payable                                     854        (6,995)
      Accrued payroll and other accrued liabilities     (1,783)         (774)
      Deferred revenue                                    (184)           -
                                                       -------       -------
Net cash provided by operating activities                3,672           475
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (686)         (376)
  Proceeds from sale of property and equipment             177           100
  Acquisition of Vytek Corporation, net of
   cash acquired                                        (1,727)           -
                                                       -------       -------
Net cash used in investing activities                   (2,236)         (276)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                          2,000            -
  Debt repayments                                       (2,768)         (250)
  Proceeds from exercise of stock options                   87             3
                                                       -------       -------
Net cash used in financing activities                     (681)         (247)
                                                       -------       -------

Net change in cash and cash equivalents                    755           (48)
Cash and cash equivalents at beginning of period        22,885        21,947
                                                       -------       -------

Cash and cash equivalents at end of period             $23,640       $21,899
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                 CALIFORNIA AMPLIFIER, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended May 31, 2004 and 2003


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Amplifier, Inc. (the "Company") designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's principal business is the design and sale of outdoor reception equipment used in the U.S. Direct Broadcast Satellite ("DBS") subscription television market.

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The operations of Vytek are included in the Company's consolidated financial statements since that date. See Notes 2 and 13 for additional information concerning Vytek. Effective with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of California Amplifier, previously segregated into the Satellite and Wireless Access business units, have been combined and are now referred to as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's new Solutions Division.

     All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2004 and its results of operations for the three months ended May 31, 2004 and 2003. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2004 fell on February 28, 2004. The actual interim periods ended on May 29, 2004 and May 31, 2003. In the accompanying consolidated financial statements, the 2004 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 28, 2004.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2 - VYTEK ACQUISITION

     On April 12, 2004, the Company completed the acquisition of Vytek, a privately held company headquartered in San Diego, California, pursuant to a merger agreement entered into and announced on December 23, 2003. The transaction was approved by the stockholders of both companies during special meetings held on April 8, 2004.

     Vytek is a provider of technology integration solutions involving a mix of professional services and proprietary software and hardware products, serving the needs of enterprise customers and original equipment manufacturers. Vytek has approximately 280 employees with 10 offices nationwide. This acquisition was motivated primarily by the strategic goals of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two U.S. DBS system operators.

     Pursuant to the Agreement, the Company issued approximately 8,123,400 shares of common stock as the purchase consideration, of which 854,700 share were placed into an escrow account and approximately 7,269,000 shares were issued to the selling shareholders of Vytek. The Company also assumed all unexercised Vytek stock options and stock purchase warrants that were outstanding at the time of the merger.

     The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of the CalAmp's common stock deposited into the escrow fund serve as security for potential indemnity claims by the Company under the acquisition agreement. In addition, in the event Vytek's balance sheet as of the acquisition date reflects working capital (as defined in the acquisition agreement) of less than $4 million, then CalAmp can recover such deficiency from the escrow fund (the "Working Capital Adjustment"). Vytek's stockholder representative may direct the sale of some or all of the escrow shares for a price of at least $11.00 per share, and deposit the proceeds received from such sale into the escrow fund. Subject to any claims by the Company for indemnification or for the Working Capital Adjustment, except for an amount equal in value to $2 million, all shares of the Company's common stock and any cash in the escrow fund will be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. All remaining shares of the Company's common stock and any remaining cash in the escrow fund will be released to the Vytek selling stockholders two years after the closing date, subject to any then pending and unresolved claims for indemnification or the Working Capital Adjustment.

     For purchase accounting purposes, the fair market value per share used to value the approximately 7,269,000 shares issued to the Vytek selling stockholders is $11.26 per share, which is the average closing price of the Company's common stock on the Nasdaq National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day that the merger terms were agreed to and announced. Also for purchase accounting purposes, the fair value of the Vytek options and warrants assumed by the Company in the merger was calculated using the Black-Scholes option pricing model. The fair value of options and warrants assumed was estimated using the Black-Scholes option pricing model with an interest rate of 3.3%, a dividend yield of 0%, a volatility factor of 134.8%, and an expected life of 5 years in the case of stock options and 2.25 years to 9.25 years in the case of warrants.

     Following is the calculation of the recorded value of common stock issued and options and warrants assumed in the Vytek acquisition (in thousands):

                                                        Deposited
                                           Issued to    to escrow
                                            sellers      account      Total
                                             ------      -------      -----
    Number of common stock shares issued    7,268.7        854.7     8,123.4

    Fair market value per share (3)         $ 11.26      $ 11.26
                                             ------       ------
    Value of shares issued                  $81,846      $ 9,624     $91,470

    Less stock registration costs              (270)         (30)       (300)
                                             ------       ------      ------
    Fair value of shares issued net
     of registration costs                   81,576        9,594      91,170

    Fair value of fully vested Vytek stock
     options and warrants assumed by
     California Amplifier                     1,838          -        1,838
                                             ------       ------      ------
    Recorded value of common stock issued
     and assumed options and warrants       $83,413      $ 9,594     $93,007
                                             ======       ======      ======

     The common stock shares deposited to the escrow account are, for accounting purposes, treated as contingent consideration, and accordingly are excluded from the computation of goodwill until such time as the shares are released from escrow.

     The Company has not yet obtained all information required to complete the purchase price allocation related to the Vytek acquisition. The final allocation will be completed in fiscal 2005. Following is a preliminary purchase price allocation for the Vytek acquisition (in thousands):

     Recorded value of common stock issued to sellers
      and assumed options and warrants (excluding shares
      deposited to escrow account) ...............................  $ 83,413
     Direct costs of acquisition including legal,
      accounting and financial advisory fees .....................     2,580
                                                                      ------
     Total cost of Vytek acquisition (excluding common
      stock deposited to escrow account) .........................    85,993

     Fair value of net assets acquired:
       Current assets ....................................   $ 9,345
       Property and equipment ............................     1,185
       Intangible assets:
         Developed/core technology .............   $3,349
         Customer lists ........................    1,127
         Contracts backlog .....................      845
         In-process research and development ...      471
                                                    -----
           Total intangible assets........................     5,792
       Other assets ......................................     2,066
       Current liabilities ...............................   (11,722)
       Long-term debt ....................................      (297)
                                                              ------

        Total fair value of net assets acquired ...................    6,369
                                                                      ------
     Goodwill .....................................................  $79,624
                                                                      ======

     The goodwill arising from this acquisition is not expected to be deductible for income tax purposes.

     The $471,000 allocated to in-process research and development in the preliminary purchase price allocation above was charged to expense immediately following the acquisition. The Company expects to incur approximately $300,000 to complete the in-process technology.

     The following is supplemental pro forma information presented as if the acquisition of Vytek had occurred at the beginning of each of the respective periods (in thousands):

                                Three Months Ended       Three Months Ended
                                   May 31, 2004             May 31, 2003
                               --------------------     -------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                      $44,997     $49,158      $18,566     $30,918

  Net income (loss)            $ 1,309     $ 1,113      $(1,102)    $(1,830)

  Net income (loss) per share:
    Basic                      $  0.07     $  0.05      $ (0.07)    $ (0.08)
    Diluted                    $  0.07     $  0.05      $ (0.07)    $ (0.08)


     The pro forma adjustments for the three months ended May 31, 2004 consist of adding Vytek's estimated results of operations for the six weeks ended April 12, 2004, because Vytek is included in the "As reported" amounts for the seven week period from the April 12 acquisition date to the end of the quarter.

     The pro forma adjustments for the three months ended May 31, 2003 consist of adding Vytek's results of operations for the three months ended June 30, 2003.

Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                              May 31,    February 28,
                                               2004          2004
                                             ------         ------
          Raw materials and subassemblies    $14,354       $11,671
          Work in process                        730           417
          Finished goods                       8,324         8,165
                                              ------        ------
                                             $23,408       $20,253
                                              ======        ======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. Instead, goodwill is tested periodically for impairment.

     Annual goodwill impairment tests were conducted as of December 31, 2003 and 2002. These tests indicated that there was no impairment of goodwill as of those dates. Because of the write-down of certain assets in the Products Division in the three months ended March 31, 2003, the Company conducted an interim goodwill impairment test as of May 31, 2003. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Products Division in these impairment tests.

     The change in the carrying amount of goodwill for the three months ended May 31, 2003 is as follows:

         Balance as of February 28, 2004        $ 20,938

         Estimated goodwill arising from the
          acquisition of Vytek in April 2004      79,624
                                                 -------
         Balance as of May 31, 2004             $100,562
                                                 =======

     The goodwill arising from the Vytek transaction is an estimated amount based on the preliminary purchase price allocation, and is subject to change.

     The goodwill balance at February 28, 2004 is associated with the Company's Products Division. Substantially all goodwill arising from the Vytek acquisition is associated with the Company's Solutions Division.

     Intangible assets are comprised as follows at May 31, 2004 and February 28, 2004 (in thousands):
                             May 31, 2004                 February 28, 2004
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying  Amorti-           Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $3,349   $   90   $3,259   $  -     $  -     $  -
Customer lists  5 yrs.     1,127       30    1,097      -        -        -
Contracts
 backlog        1 yr.        845      115      730      -        -        -
Covenants not
 to compete     4.1 yrs.     400      226      174      400      200      200
                          ------    -----    -----    -----    -----    -----
                          $5,721   $  465   $5,260   $  400   $  200   $  200
                          ======   ======    =====    =====    =====    =====

     All intangible assets in the table above resulted from the acquisition of Vytek in April 2004 except for the covenants not to compete, which arose from the acquisition of the satellite dish manufacturing business of Kaul-Tronics in April
2002.

     Amortization expense of intangible assets was $260,000 and $26,000 in the three months ended May 31, 2004 and 2003, respectively. The weighted average amortization period of the intangible assets at May 31, 2004 was
4.3 years.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2005   $1,644,000
                 2006   $1,087,000
                 2007   $  895,000
                 2008   $  895,000
                 2009   $  895,000
                 2010   $  105,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank credit facility

     At May 31, 2004 the Company had a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At May 31, 2004, there were outstanding borrowings of $3 million on the line of credit and $2,479,000 was reserved under the line for issued letters of credit. The $3 million outstanding balance on the line of credit is classified as long-term debt at May 31, 2004 because the revolver does not mature until August 2005. The Company also has two bank term loans which had an aggregate outstanding principal balance of $9,582,000 at May 31, 2004, of which $3,598,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     At the time it was acquired by the Company on April 12, 2004, Vytek had $2 million outstanding on a working capital revolver with another commercial bank. Shortly after the acquisition was consummated, the Company borrowed $2 million on its bank line of credit and paid off Vytek's bank line of credit. Vytek's bank line of credit was then terminated.

Other long-term debt

     Vytek had capital lease obligations of $269,000 at May 31, 2004, of which $176,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of May 31, 2004 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2005                                   There-
  Obligations     (remainder) 2006    2007    2008    2009   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Bank debt          $ 2,892  $5,823  $2,139  $1,728  $  -     $  -    $12,582
Capital leases         199      80      30       8     -        -        317
Operating leases     1,875   2,166   1,802   1,869   1,924    3,756   13,392
Purchase
 obligations        24,066     422     -       -       -        -     24,488
                   -------  ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations  $29,032  $8,491  $3,971  $3,605  $1,924   $3,756  $50,779
                    ======  ======  ======  ======  ======   ======   ======


Note 6 - INCOME TAXES

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

     At February 28, 2004, the deferred tax asset valuation allowance was $630,000, and the deferred tax asset net of this valuation allowance was $6,763,000. The $630,000 valuation allowance relates to foreign tax credits which can be utilized only after tax loss carryforwards and other tax benefits have been fully utilized. Because these foreign tax credits have a remaining carryforward period of only two to four years, management believes that it is more likely than not that these foreign tax credits will expire unutilized, and accordingly a full valuation allowance against these credits was established in fiscal 2004.

     During the three months ended May 31, 2004, the deferred tax asset was reduced by $809,000 reflecting the utilization of tax loss carryforwards and other tax assets as a result of the taxable income generated in the period. There was no change in the $630,000 deferred tax asset valuation allowance during the three months ended May 31, 2004.

     The effective income tax rate was 40.0% and 23.8% in the three months ended May 31, 2004 and 2003, respectively. The increase in effective tax rate is attributable primarily to the fact that during the fiscal year ended February 28, 2004 reductions of the deferred tax asset valuation allowance caused a reduction in the overall effective income tax rate. In the three months ended May 31, 2004, there was no reduction in the valuation allowance.

     Vytek, which was acquired by the Company effective April 12, 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the preliminary purchase price allocation described in Note 2 herein, no value has been assigned to Vytek's deferred tax assets, pending completion by the Company of its analysis of the estimated future realizability of these tax assets. Once this analysis is completed, to the extent value is allocated to Vytek's deferred tax assets in the final purchase price allocation, there will be a corresponding reduction in the value ascribed to goodwill.


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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):
                                        Three months
                                        ended May 31,
                                      ----------------
                                       2004      2003
                                      ------    ------
  Basic weighted average number
   of common shares outstanding       18,755    14,745

  Effect of dilutive securities:
    Stock options                        885       -
    Shares held in escrow                110       -
                                      ------    ------
  Diluted weighted average number
   of common shares outstanding       19,750    14,745
                                      ======    ======

     Options outstanding at May 31, 2004 to purchase approximately 1,154,000 shares of Common Stock at exercise prices of $7.25 and above were excluded from the computation of diluted earnings per share for the three months then ended because the exercise price of these options was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

     Because the Company had a net loss for the three months ended May 31, 2003, outstanding stock options to purchase approximately 2,583,000 shares of common stock at exercise prices ranging from $2.76 to $50.56 would have been anti-dilutive and were therefore not included in the computation of diluted earnings per share for 2003 period.

     In connection with the acquisition of Vytek, 854,700 shares of common stock were issued and are held in escrow pending the resolution of certain matters as further described in Note 2 herein. All shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. Of the common stock shares held in escrow, the Company estimates that approximately 645,000 shares would have been subject to reversion to the Company if the Working Capital Adjustment discussed in
Note 2 had been finalized as of May 31, 2004. The diluted share adjustment in the table above of 110,000 shares represents the estimated escrowed shares not subject to reversion, weighted for the amount of time outstanding in the period.


Note 8 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income
(loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three months ended May 31, 2004 and 2003 (in thousands):
                                        Three months
                                        ended May 31,
                                      ----------------
                                       2004      2003
                                      ------    ------
 Net income (loss)                   $ 1,309   $(1,102)

 Unrealized holding gain (loss) on
  available-for-sale investments          21         1
                                      ------    ------
 Comprehensive income (loss)         $ 1,330   $(1,101)
                                      ======    ======

Note 9 - STOCK OPTIONS

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

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                            Options granted
                            during the three
                           months ended May 31,
                           -------------------
                            2004         2003
                           ------       ------
Expected life (years)         5            5
Dividend yield                0%           0%

     The range for interest rates is 2.58% to 6.82%, and the range for volatility is 49% to 147%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $933,000 and $1,078,000 in the three months ended May 31, 2004 and 2003, respectively. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                           Three months
                                           ended May 31,
                                         ----------------
                                          2004      2003
                                         ------    ------

  Net income (loss) as reported         $ 1,309   $(1,102)

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                             (577)     (841)
                                          -----     -----
  Pro forma net income (loss)           $   732   $(1,943)
                                          =====     =====
  Earnings (loss) per share:
     Basic -
       As reported                        $0.07    $(0.07)
       Pro forma                          $0.04    $(0.13)

     Diluted -
       As reported                        $0.07    $(0.07)
       Pro forma                          $0.04    $(0.13)


Note 10 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three months ended May 31, 2004 or 2003, as a percent of consolidated revenue, are as follows:

                             Three months
                             ended May 31,
                           -----------------
             Customer       2004       2003
             --------      ------     ------
                A           36.8%      32.1%
                B           16.4%      17.1%
                C           13.8%       0.1%
                D            1.9%      19.3%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                            May 31,   Feb. 28,
                             2004       2004
                            ------     ------
                A            30.7%      49.4%
                B            11.0%      22.0%
                C            15.5%       8.2%
                D             0.9%       0.5%

Customers A, B, C and D are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. Activity in the warranty liability for the three months ended May 31, 2004 and 2003 is as follows (in thousands):

                                        Three months
                                        ended May 31,
                                      -----------------
                                       2004       2003
                                      ------     ------
      Balance at beginning of period   $159       $491
      Charged (credited) to costs
       and expenses                     131         (4)
      Deductions                        (30)       (22)
                                       ----       ----
      Balance at end of period         $260       $465
                                       ====       ====


Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Three months ended
                                            May 31,
                                      -------------------
                                       2004         2003
                                      ------       ------
Interest paid                         $ 103         $ 145
Income taxes paid (net
  refunds received)                   $  12             4

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Three months ended
                                            May 31,
                                      -------------------
                                       2004         2003
                                      ------       ------
Decrease in valuation allowance
 for available-for-sale investment   $    21        $  -

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock issued and
 held in escrow                      $83,413        $  -



Note 13 - SEGMENT INFORMATION

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of California Amplifier, previously segregated into the Satellite and Wireless Access business units, have been combined and are now referred to as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's new Solutions Division. The operations of Vytek's products manufacturing subsidiary Vytek Products, Inc. have been combined with the Company's Products Division effective at the April 12, 2004 acquisition date.

     Segment information for the three months ended May 31, 2004 and 2003 is as follows (dollars in thousands):

Three months ended May 31, 2004:
                                  Operating Segments
                                 ---------------------
                                 Products    Solutions
                                 Division     Division   Corporate    Total
                                  -------      ------     -------     -----
 Revenues:
   Products                       $40,499     $ 1,157                $41,656
   Services                           -         3,341                  3,341
                                   ------       -----                 ------
     Total revenues               $40,499     $ 4,498                $44,997
                                   ======       =====                 ======
 Gross profit:
   Products                       $ 7,266     $   266                $ 7,532
   Services                           -           769                    769
                                   ------       -----                 ------
     Total gross profit           $ 7,266       1,035                $ 8,301
                                   ======       =====                 ======
 Gross margin:
   Products                          17.9%       23.0%                  18.1%
   Services                           -          23.0%                  23.0%
     Total gross margin              17.9%       23.0%                  18.4%

Income (loss) before
  income taxes                    $ 4,634     $(1,509)    $ (943)    $ 2,182

     Product revenue of the Solutions Division represents primarily hardware that is bundled with software applications.

Three months ended May 31, 2003:
                                  Operating Segments
                                 ---------------------
                                 Products    Solutions
                                 Division     Division   Corporate    Total
                                  -------      ------     -------     -----
 Revenues:
   Products                       $18,566         -                  $18,566
   Services                           -           -                      -
                                   ------       -----                 ------
     Total revenues               $18,566         -                  $18,566
                                   ======       =====                 ======
 Gross profit:
   Products                       $ 1,306         -                  $ 1,306
   Services                           -           -                      -
                                   ------       -----                 ------
     Total gross profit           $ 1,306         -                  $ 1,306
                                   ======       =====                 ======
 Gross margin:
   Products                           7.0%        -                      7.0%
   Services                           -           -                      -
     Total gross margin               7.0%        -                      7.0%

 Loss before income taxes         $  (914)    $   -       $ (533)    $(1,447)


     Included in cost of revenue for the Products Division during the three months ended May 31, 2003 were impairment writedowns of $586,000 on surface mount equipment which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers and certain other manufacturing equipment which was taken out of service and abandoned as of May 31, 2003. Also included in Product Division cost of revenue were lower of cost or market inventory writedowns of $504,000 and $242,000 in the three months ended May 31, 2004 and 2003, respectively.

     The Company considers income (loss) before income taxes to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for income (loss) before income taxes consists of corporate expenses not allocated to the business segments, and non-operating income (expense). Non-allocated corporate expenses include salaries and wages for the CEO and CFO, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Non-operating income (expense) includes interest income, interest expense and foreign currency gains and losses.


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office and manufacturing plant in Ventura County, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases small facilities in Minnesota and France. Through its newly acquired Vytek subsidiary, the Company leases office space and manufacturing facilities in California, New Jersey, Virginia, and New York under non-cancelable operating leases, which expire at various dates through July 2010. Some of the leases require Vytek to pay maintenance, utilities and insurance costs and contain renewal options (for periods ranging from two to five years) and escalation clauses. Certain manufacturing equipment and office equipment is also leased under operating lease agreements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.

     At May 31, 2004, the Company, through its Vytek subsidiary, had restricted cash in the aggregate amount of $1,805,000 securing two irrevocable letters of credit for a facility lease security deposit and a performance bond for a long-term design and engineering contract. This restricted cash amount is included in Deposits and Other Assets in the consolidated balance sheet at that date.


Note 15 - LEGAL MATTERS

Wage-related class action lawsuit:

     On April 21, 2004, the Company was served with a complaint alleging certain violations of the California labor code. Among other charges, the class action complaint alleges that from October 2000 to the present time certain hourly employees did not take their lunch break within the time period prescribed by state law. Notwithstanding that the delayed break was at the request of, and for the convenience of, the affected employees, the Company believes that it could have a liability to pay a wage premium for these delayed lunch breaks. The Company intends to defend itself vigorously against all allegations in the complaint and established what management believes to be an appropriate reserve in the quarter ended February 28, 2004.

Property lease lawsuit and cross-complaint

     On May 21, 2004, the Company was served with a lawsuit filed by the owner of a building in Camarillo, California that was formerly used as the Company's corporate offices and principal manufacturing plant under a 15-year lease agreement that expired on February 28, 2004. The lawsuit seeks damages for facility repairs that are allegedly required in the range of $520,000 to $700,000. The Company believes the lawsuit is without merit and intends to defend itself vigorously against all allegations. On May 27, 2004, the Company filed a cross-complaint, seeking payment by the building owner of approximately $180,000 in deposits and other amounts which the Company believes it is owed. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for 67% of the Company's total revenue for the three months ended May 31, 2004. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     At May 31, 2004 the Company's net deferred income tax asset was $5,954,000, which amount is net of a valuation allowance of $630,000.
If in the future a portion or all of the $630,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the income tax provision. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the preliminary purchase price allocation described in Note 2 herein, no value has been assigned to Vytek's deferred tax assets, pending completion by the Company of its analysis of the estimated future realizability of these tax assets. Once this analysis is completed, to the extent value is allocated to Vytek's deferred tax assets in an updated purchase price allocation, there will be a corresponding reduction in the value ascribed to goodwill.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on our financial position or results of operations. SFAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the three months ended May 31, 2003, the Company recorded an impairment writedown of $586,000 on production equipment which had become underutilized due to increased outsourcing to contract manufacturers.

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


RESULTS OF OPERATIONS

          Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of California Amplifier, previously segregated into the Satellite and Wireless Access business units, have been combined and are now referred to as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's new Solutions Division. The operations of Vytek's products manufacturing subsidiary Vytek Products, Inc. have been combined with the Company's Products division effective at the April 12, 2004 acquisition date.

     The Company's revenue and gross profit by business segment are as follows:

                               REVENUE BY SEGMENT
                           Three months ended May 31,
                     ------------------------------------
                           2004                 2003
                     ---------------      ---------------
                               % of                 % of
    Segment           $000s    Total       $000s    Total
  -----------        -------   -----      -------   -----
Products Division    $40,499    90.0%     $18,566   100.0%
Solutions Division     4,498    10.0%         -       -
                     -------   -----      -------   -----
Total                $44,997   100.0%     $18,566   100.0%
                     =======   =====      =======   =====


                           GROSS PROFIT BY SEGMENT
                          Three months ended May 31,
                      -----------------------------------
                           2004                 2003
                      --------------       --------------
                               % of                 % of
    Segment            $000s   Total        $000s   Total
  -----------         ------   -----       ------   -----
Products Division     $7,266    87.5%      $1,306   100.0%
Solutions Division     1,035    12.5%         -       -
                      ------   -----       ------   -----
Total                 $8,301   100.0%      $1,306   100.0%
                      ======   =====       ======   =====

     Revenue

     Products Division revenue increased $21,933,000, or 118%, in the three months ended May 31, 2004 from the same period in the previous fiscal year. This increase resulted primarily because revenue in the first quarter of last fiscal year was abnormally low as the result of substantially reduced customer orders in response to the customers' overstocked inventories of certain satellite television reception products. The satellite products impacted by this order slowdown were predominantly the more technologically advanced products that have higher selling prices. Products Division revenue rebounded strongly beginning in the third quarter of last fiscal year. On a sequential quarter basis, Products Division revenue for the most recent three quarters was $44.2 million, $41.6 million and $40.5 million, respectively. Also contributing to the increase in revenue of the Products Division is the fact that the operations of Vytek Products, Inc., a subsidiary of Vytek, are included in the Company's Products Division. Vytek Products, Inc. had revenue of $356,000 in the seven week period from the April 12, 2004 acquisition date to the end of the quarter.

     The Solutions Division revenue represents the operations of Vytek for the seven week period from the April 12, 2004 acquisition date to the end of the quarter, except for the revenue of Vytek Products, Inc. which, as noted in the preceding paragraph, is included in the revenue of the Products Division.

     Gross Profit and Gross Margins

     Products Division gross profit increased $5,960,000, or over 450%, and gross margin improved from 7.0% in the three months ended May 31, 2003 to 17.9% in the latest quarter. Gross margin was depressed in last year's first quarter principally because of the low sales volume, which resulted in less absorption of fixed manufacturing costs. Also, included in cost of revenue for the Products Division during the three months ended May 31, 2003 were a lower of cost or market inventory writedowns of $242,000 and impairment writedowns of $586,000 on surface mount equipment which had become underutilized due to increased outsourcing of printed circuit board subassemblies to contract manufacturers and certain other manufacturing equipment which was taken out of service and abandoned as of May 31, 2003.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Research and development expense increased by $445,000 to $1,807,000 in the latest quarter from $1,362,000 last year. This increase was due to the inclusion of Vytek's operations for seven weeks, or about 54%, of the latest quarter, which accounted for $440,000 of the increase.

     Selling expenses increased by $578,000 in the quarter, of which $505,000 results from the inclusion of Vytek for seven weeks of the quarter.

     General and administrative expense increased from $844,000 in the first quarter of last year to $2,445,000 in the latest quarter. Of this $1,601,000 increase, $1,041,000 is attributable to the inclusion of Vytek. The remaining increase is primarily due to higher legal expense ($103,000), increased auditing and accounting fees ($50,000), increased consulting fees ($61,000), higher incentive expense ($91,000), the expensing in the latest quarter of costs associated with a software implementation project ($160,000), and the fact that G&A expense in last year's first quarter was netted down by a gain on sale of equipment ($80,000).

     Income Tax Provision

     The effective income tax rate was 40.0% and 23.8% in the three months ended May 31, 2004 and 2003, respectively. The increase in effective tax rate is attributable primarily to the fact that during the fiscal year ended February 28, 2004 reductions of the deferred tax asset valuation allowance caused a reduction in the overall effective income tax rate. In the three months ended May 31, 2004, there was no reduction in the valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $23,640,000 at May 31, 2004, and its working capital line of credit with a bank. During the three months ended May 31, 2004, cash and cash equivalents increased by $755,000. This increase consisted of cash provided by operating activities of $3,672,000, proceeds from the sale of equipment of $177,000 and proceeds from stock option exercises of $87,000, substantially offset by cash used for capital expenditures of $686,000, net cash used for the Vytek acquisition of $1,727,000 and debt repayments, net of borrowings, of $768,000.

     Components of operating working capital increased by $86,000 during the three months ended May 31, 2004, comprised of a decrease of $2,606,000 in accounts receivable, a decrease of $1,008,000 in prepaid expenses and other assets, an increase of $2,416,000 in inventory, an increase of $854,000 in accounts payable, a decrease of $1,783,000 in accrued payroll and other accrued liabilities, and a decrease in deferred revenue of $184,000.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2005 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At May 31, 2004 the Company had a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. At May 31, 2004, there were outstanding borrowings of $3 million on the line of credit and $2,479,000 was reserved under the line for issued letters of credit. The $3 million outstanding balance on the line of credit is classified as long-term debt at May 31, 2004 because the revolver does not mature until August 2005. The Company also has two bank term loans which had an aggregate outstanding principal balance of $9,582,000 at May 31, 2004, of which $3,598,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     At the time it was acquired by the Company on April 12, 2004, Vytek had $2 million outstanding on a working capital revolver with another commercial bank. Shortly after the acquisition was consummated, the Company borrowed $2 million on its bank line of credit and paid off Vytek's bank line of credit. Vytek's bank line of credit was then terminated.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of May 31, 2004.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations over the next twelve months.


FORWARD LOOKING STATEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At May 31, 2004, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at May 31, 2004, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

     A portion of the Company's operations consists of an investment in a foreign subsidiary. As a result, the consolidated financial results have been and could continue to be affected by changes in foreign currency exchange rates. However, the Company believes that it does not have material foreign currency exchange rate risk since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars, and material purchases from foreign suppliers are typically also denominated in U.S. dollars. Additionally, the functional currency of the Company's foreign subsidiary is the U.S. dollar.

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at May 31, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

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

     See Note 15 to the accompanying consolidated financial statements for a description of pending legal proceedings.

ITEM 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of the Company's stockholders held on April 8, 2004, the stockholders approved the issuance of merger consideration in connection with the acquisition of Vytek Corporation. Of the total 8,641,932 shares voted (which represented 56.5% of the then-outstanding shares), 8,419,781 votes were cast for the proposal, 186,975 votes were cast against the proposal, and there were 35,176 abstentions.


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
                        Sarbanes-Oxley Act of 2002


      b. Reports on Form 8-K

         During the three months ended May 31, 2004 the Company filed the following reports on Form 8-K:

         1. On March 11, 2004, the Company filed a report on Form 8-K with a press release announcing the date of a live audio webcast of management's discussion of the then-pending acquisition of Vytek Corporation.

         2. On March 19, 2004, the Company filed a report on Form 8-K that incorporated by reference a slide presentation that accompanied the Company's live audio webcast of management's discussion of the then-pending acquisition of Vytek Corporation.

         3. On April 9, 2004, the Company filed a report on Form 8-K with a press release announcing that the Company's stockholders approved the issuance of merger consideration in connection with the acquisition of Vytek Corporation at a special meeting of stockholders on April 8, 2004.

         4. On April 13, 2004, the Company filed a report on Form 8-K with a press release announcing the completion of the merger with Vytek Corporation and key management changes.

         5. On April 21, 2004, the Company filed a report on Form 8-K with a press release announcing James E. Ousley had been appointed to its Board of Directors effective April 20, 2004.

         6. On April 26, 2004, the Company filed a report on Form 8-K which furnished a copy of its press release announcing results of operations for the quarter and fiscal year ended February 28, 2004, and which disclosed a wage-related lawsuit served on the Company on April 21, 2004.

         7. On April 27, 2004, the Company filed a report on Form 8-K which disclosed the acquisition of Vytek Corporation pursuant to Item 2 of Form 8-K.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        July 13, 2004                        /s/ Richard K. Vitelle
--------------------------------        ----------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)