Form 10-K/A
period 2004-02-28
CalAmp Corp.
filed 2004-09-03
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2004

                       COMMISSION FILE NUMBER:   0-12182
                                               ___________

                                  CALAMP CORP.
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
                                                            ________________

    FORMER NAME, IF CHANGED SINCE LAST REPORT:      CALIFORNIA AMPLIFIER, INC.
                                                    __________________________


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

     The aggregate market value of the common stock of the Registrant held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's second fiscal quarter ended August 31, 2003 was approximately $54,455,000.

     There were 23,070,097 shares of the Registrant's Common Stock outstanding as of May 24, 2003.

            EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-K


     On September 1, 2004, CalAmp Corp. (formerly known as California Amplifier, Inc.) (the "Company") discovered that it had inadvertently filed a superseded form of the officers' certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in its Form 10-K for the year ended February 28, 2004 that was filed with the Securities and Exchange Commission on May 28, 2004 (the "fiscal 2004 Form 10-K"). The Company also discovered that there was a typographical error in the officers' certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that was included in the fiscal 2004 Form 10-K.

     The purpose of this amendment to the fiscal 2004 Form 10-K is to provide the correct form of the Section 302 officers' certification, and to correct the typographical error in the Section 906 officers' certification.

     The accompanying revised certifications are dated May 27, 2004, the same date as the original certifications, but these revised certifications were executed on September 2, 2004, and the statements made in these revised certifications are also true and correct as of this later date.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2004.


                                             /s/ Fred M. Sturm
                                          __________________________
                                           Fred M. Sturm
                                           Chief Executive Officer



                                             /s/ Richard K. Vitelle
                                         __________________________
                                           Richard K. Vitelle
                                           Chief Financial Officer