Form 10-Q/A
period 2004-05-31
CalAmp Corp.
filed 2004-09-03
CIK 730255

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
  Specified in Its Charter:              CALAMP CORP.
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


Former name, if changed since last report:     California Amplifier, Inc.


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

            EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-Q


     On September 1, 2004, CalAmp Corp. (formerly known as California Amplifier, Inc.) (the "Company") discovered that it had inadvertently filed a superseded form of the officers' certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in its Form 10-Q for the quarter ended May 31, 2004 that was filed with the Securities and Exchange Commission on July 13, 2004. The Company also discovered that there was a typographical error in the officers' certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that was included in the Form 10-Q for the quarter ended May 31, 2004.

     The purpose of this amendment to the Form 10-Q for the quarter ended May 31, 2004 is to provide the correct form of the Section 302 officers' certification, and to correct the typographical error in the Section 906 officers' certification.

     The accompanying revised certifications are dated July 13, 2004, the same date as the original certifications, but these revised certifications were executed on September 2, 2004, and the statements made in these revised certifications are also true and correct as of this later date.



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