Form 10-Q
period 2004-08-31
CalAmp Corp.
filed 2004-10-12
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 31, 2004
                                          _________________

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from            to
                                    __________    ____________


                      Commission File Number:  0-12182


Exact Name of Registrant as
  Specified in Its Charter:          CalAmp Corp.
                              _______________________


            DELAWARE                              95-3647070
_______________________________                _______________
State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization                  Identification No.



Address of Principal Executive Offices:        1401 N. Rice Avenue
                                               Oxnard, CA 93030

Registrant's Telephone Number:                 (805) 987-9000


                      California Amplifier, Inc.
              __________________________________________
                Former name, Former Address and Former
              Fiscal Year, if Changed since Last Report


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

The registrant had 23,197,245 shares of Common Stock outstanding as of October 7, 2004.



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                   August 31,   February 28,
                                                      2004           2004
                    Assets                          --------       --------
Current assets:
  Cash and cash equivalents                         $ 25,268        $ 22,885
  Accounts receivable, less allowance for doubtful
   accounts of $845 and $211, respectively            25,621          18,579
  Inventories, net                                    25,208          20,253
  Deferred income tax assets                           1,814           2,404
  Prepaid expenses and other current assets            3,915           3,244
                                                    --------        --------
     Total current assets                             81,826          67,365

Equipment and improvements, at cost, net of
 accumulated depreciation and amortization             5,125           4,381
Deferred income tax assets, less current portion       3,292           4,359
Goodwill                                             100,942          20,938
Other intangible assets, net                           4,800             200
Deposits and other assets                              2,346             399
                                                    --------        --------
                                                    $198,331        $ 97,642
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Bank line of credit payable                        $ 3,000        $    -
  Current portion of long-term debt                    2,946           3,603
  Accounts payable                                    23,428          17,395
  Accrued payroll and employee benefits                3,820           1,513
  Other current liabilities                            4,787           2,078
  Deferred revenue                                     1,647             -
                                                    --------        --------
     Total current liabilities                        39,628          24,589
                                                    --------        --------
Long-term debt, less current portion                   6,116           7,690
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 40,000 shares
    authorized; 23,194 and 14,910 shares issued
    and outstanding, respectively                        232             149
  Additional paid-in capital                         138,145          44,486
  Less common stock held in escrow                    (9,594)            -
  Retained earnings                                   24,605          21,550
  Accumulated other comprehensive loss                  (801)           (822)
                                                    --------        --------
     Total stockholders' equity                      152,587          65,363
                                                    --------        --------
                                                    $198,331        $ 97,642
                                                    ========        ========


           See notes to unaudited consolidated financial statements.


                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended       Six Months Ended
                                      August 31,             August 31,
                                 -------------------     -------------------
                                   2004        2003        2004        2003
                                 -------     -------     -------     -------
Revenues:
  Product sales                  $45,094     $24,197     $86,750     $42,763
  Service revenues                 5,733         -         9,074         -
                                 -------     -------     -------     -------
    Total revenues                50,827      24,197      95,824      42,763
                                 -------     -------     -------     -------
Cost of revenues:
  Cost of product sales           36,138      20,997      70,262      38,257
  Cost of service revenues         4,365         -         6,937         -
                                 -------     -------     -------     -------
    Total cost of revenues        40,503      20,997      77,199      38,257
                                 -------     -------     -------     -------
Gross profit                      10,324       3,200      18,625       4,506
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         2,068       1,236       3,875       2,598
  Sales and marketing              1,732         549       2,804       1,043
  General and administrative       3,179         843       5,624       1,661
  Amortization of intangibles        461          26         721          52
  In-process research and
   development write-off             -           -           471         -
                                 -------     -------     -------     -------

Total operating expenses           7,440       2,654      13,495       5,354
                                 -------     -------     -------     -------

Operating income (loss)            2,884         546       5,130        (848)

Non-operating expense, net           (75)       (129)       (139)       (182)
                                 -------     -------     -------     -------

Income (loss) before income
 taxes                             2,809         417       4,991      (1,030)

Income tax (provision) benefit    (1,063)        (27)     (1,936)        318
                                 -------     -------     -------     -------

Net income (loss)                $ 1,746     $   390     $ 3,055     $  (712)
                                 =======     =======     =======     =======


Net income (loss) per share:
  Basic                          $  0.08     $  0.03     $  0.15     $ (0.05)
  Diluted                        $  0.08     $  0.03     $  0.14     $ (0.05)

Shares used in per share
 calculations:
   Basic                          22,292      14,747      20,524      14,746
   Diluted                        22,809      14,916      21,224      14,746


          See notes to unaudited consolidated financial statements.


                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                             Six months
                                                          ended August 31,
                                                       ---------------------
                                                         2004          2003
                                                       -------       -------

Cash flows from operating activities:
  Net income (loss)                                    $ 3,055       $  (712)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                        2,075         1,613
    Write-off of in-process research and development       471            -
    Equipment impairment writedowns                        201           575
    Gain on sale of equipment                              (36)         (117)
    Increase in equity associated with tax
     benefit from exercise of stock options                179            -
    Deferred tax assets, net                             1,657          (289)
    Changes in operating assets and liabilities:
      Accounts receivable                               (1,960)        3,169
      Inventories                                       (4,278)        1,162
      Prepaid expenses and other assets                  1,537          (278)
      Accounts payable                                   3,802          (222)
      Accrued payroll and other accrued liabilities     (1,092)       (1,786)
      Deferred revenue                                     116            -
                                                       -------       -------
Net cash provided by operating activities                5,727         3,115
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (1,243)         (978)
  Proceeds from sale of property and equipment             627           285
  Acquisition of Vytek Corporation, net of
   cash acquired                                        (1,727)           -
                                                       -------       -------
Net cash used in investing activities                   (2,343)         (693)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                          2,000            -
  Debt repayments                                       (3,557)       (1,301)
  Proceeds from exercise of stock options                  556            12
                                                       -------       -------
Net cash used in financing activities                   (1,001)       (1,289)
                                                       -------       -------

Net change in cash and cash equivalents                  2,383         1,133
Cash and cash equivalents at beginning of period        22,885        21,947
                                                       -------       -------

Cash and cash equivalents at end of period             $25,268       $23,080
                                                       =======       =======



          See notes to unaudited consolidated financial statements.


                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   Six Months Ended August 31, 2004 and 2003


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's principal business is the design and sale of outdoor reception equipment used in the U.S. Direct Broadcast Satellite ("DBS") subscription television market.

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The operations of Vytek are included in the Company's consolidated financial statements since that date. See Notes 2 and 13 for additional information concerning Vytek. Effective with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, have been combined and are now referred to as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

     All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2004 and its results of operations for the three and six months ended August 31, 2004 and 2003. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2004 fell on February 28, 2004. The actual interim periods ended on August 28, 2004 and August 30, 2003. In the accompanying consolidated financial statements, the 2004 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

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

     Vytek is a provider of technology integration solutions involving a mix of professional services and proprietary software and hardware products, serving the needs of enterprise customers and original equipment manufacturers. This acquisition was motivated primarily by the strategic goals of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two major U.S. DBS system operators.

     Pursuant to the Agreement, the Company issued approximately 8,123,400 shares of common stock as the purchase consideration, of which 854,700 share were placed into an escrow account and approximately 7,268,700 shares were issued to the selling shareholders of Vytek. The Company also assumed all unexercised Vytek stock options and stock purchase warrants that were outstanding at the time of the merger.

     The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of the CalAmp's common stock deposited into the escrow fund serve as security for potential indemnity claims by the Company under the acquisition agreement. The acquisition agreement provides that in the event Vytek's balance sheet as of the acquisition date reflects working capital (as defined in the acquisition agreement) of less than $4 million, then CalAmp can recover such deficiency from the escrow fund (the "Working Capital Adjustment"). Vytek's stockholder representative may direct the sale of some or all of the escrow shares for a price of at least $11.00 per share, and deposit the proceeds received from such sale into the escrow fund. Subject to any claims by the Company for indemnification or for the Working Capital Adjustment, except for an amount equal in value to $2 million, all shares of the Company's common stock and any cash in the escrow fund would be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. All remaining shares of the Company's common stock, if any, and any remaining cash in the escrow fund would be released to the Vytek selling stockholders two years after the April 12, 2004 closing date, subject to any then pending and unresolved claims for indemnification or the Working Capital Adjustment. Based on the information currently available, the Company estimates that Vytek's working capital (as defined in the acquisition agreement) as of the April 12, 2004 closing date was approximately $5 million below the required working capital amount of $4 million. This deficiency amount has not yet been agreed to by the selling stockholders of Vytek. The Company is currently in discussions with the designated representative of Vytek's selling stockholders to determine the final amount of the Working Capital Adjustment.


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



     Following is the calculation of the recorded value of common stock issued and options and warrants assumed in the Vytek acquisition (in thousands):
                                                        Deposited
                                           Issued to    to escrow
                                            sellers      account      Total
                                             ------      -------      -----
    Number of common stock shares issued    7,268.7        854.7     8,123.4

    Fair market value per share             $ 11.26      $ 11.26
                                             ------       ------
    Value of shares issued                  $81,846      $ 9,624     $91,470

    Less stock registration costs              (270)         (30)       (300)
                                             ------       ------      ------
    Fair value of shares issued net
     of registration costs                   81,576        9,594      91,170

    Fair value of fully vested Vytek stock
     options and warrants assumed by
     CalAmp                                   1,837          -         1,837
                                             ------       ------      ------
    Recorded value of common stock issued
     and assumed options and warrants       $83,413      $ 9,594     $93,007
                                             ======       ======      ======

     The common stock shares deposited to the escrow account are, for accounting purposes, treated as contingent consideration, and accordingly are excluded from the purchase price determination until such time as the shares are released from escrow.

     The Company has not yet obtained all information required to complete the purchase price allocation related to the Vytek acquisition. The final allocation is expected to be completed by the end of fiscal 2005.
Following is a preliminary purchase price allocation for the Vytek acquisition (in thousands):

     Recorded value of common stock issued to sellers
      and assumed options and warrants (excluding shares
      deposited to escrow account) ...............................   $83,413
     Direct costs of acquisition including legal,
      accounting and financial advisory fees .....................     2,580
                                                                      ------
     Total cost of Vytek acquisition (excluding common
      stock deposited to escrow account) .........................    85,993

     Fair value of net assets acquired:
       Current assets ....................................   $ 9,266
       Property and equipment ............................     1,185
       Intangible assets:
         Developed/core technology .............   $3,349
         Customer lists ........................    1,127
         Contracts backlog .....................      845
         In-process research and development ...      471
                                                    -----
           Total intangible assets........................     5,792
       Other assets ......................................     2,066
       Current liabilities ...............................   (12,024)
       Long-term liabilities .............................      (296)
                                                              ------

        Total fair value of net assets acquired ...................    5,989
                                                                      ------
     Goodwill .....................................................  $80,004
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

     The following is supplemental pro forma information presented as if the acquisition of Vytek had occurred at the beginning of each of the respective periods (in thousands):

                                 Six  months Ended       Six Months Ended
                                  August 31, 2004         August 31, 2003
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenues                     $95,824     $99,985      $42,763     $67,090

  Net income (loss)            $ 3,055     $ 2,967      $  (712)    $(2,006)

  Net income (loss) per share:
    Basic                      $  0.15     $  0.13      $ (0.05)    $ (0.09)
    Diluted                    $  0.14     $  0.13      $ (0.05)    $ (0.09)

     The pro forma adjustments for the six months ended August 31, 2004 consist of adding Vytek's estimated results of operations for the six weeks ended April 12, 2004, because Vytek is included in the "As reported" amounts for the 20 week period from the April 12 acquisition date to August 31, 2004.

     The pro forma adjustments for the six months ended August 31, 2003 consist of adding Vytek's results of operations for the six months ended September 30, 2003.

Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                            August 31,   February 28,
                                               2004          2004
                                             ------         ------
          Raw materials and subassemblies    $18,867       $11,671
          Work in process                        666           417
          Finished goods                       5,675         8,165
                                              ------        ------
                                             $25,208       $20,253
                                              ======        ======

Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. Instead, goodwill is tested periodically for impairment.

     Annual goodwill impairment tests were conducted as of December 31, 2003 and 2002. These tests indicated that there was no impairment of goodwill as of those dates. Because of the write-down of certain assets in the Products Division in the three months ended May 31, 2003, the Company conducted an interim goodwill impairment test as of May 31, 2003. This test also indicated that there was no impairment of goodwill. The Company used a discounted cash flow approach to estimate the fair value of its Products Division in these impairment tests.

     The change in the carrying amount of goodwill for the six months ended August 31, 2004 is as follows:

         Balance as of February 28, 2004        $ 20,938

         Estimated goodwill arising from the
          acquisition of Vytek in April 2004      80,004
                                                 -------
         Balance as of August 31, 2004          $100,942
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

     Intangible assets are comprised as follows at August 31, 2004 and February 28, 2004 (in thousands):
                              August 31, 2004            February 28, 2004
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $3,349   $  257   $3,092   $  -     $  -     $  -
Customer lists  5 yrs.     1,127       87    1,040      -        -        -
Contracts
 backlog        1 yr.        845      325      520      -        -        -
Covenants not
 to compete     4.1 yrs.     400      252      148      400      200      200
                          ------    -----    -----    -----    -----    -----
                          $5,721   $  921   $4,800   $  400   $  200   $  200
                          ======   ======    =====    =====    =====    =====

     All intangible assets in the table above resulted from the acquisition of Vytek in April 2004 except for the covenants not to compete, which arose from the acquisition of the satellite dish manufacturing business of Kaul-Tronics in April 2002.

     Amortization expense of intangible assets was $721,000 and $52,000 in the six months ended August 31, 2004 and 2003, respectively. The weighted average amortization period of the intangible assets at August 31, 2004 was 4.3 years.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2005   $1,644,000
                 2006   $1,087,000
                 2007   $  895,000
                 2008   $  895,000
                 2009   $  895,000
                 2010   $  105,000

Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank credit facility

     The Company has a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2005. At August 31, 2004, there were outstanding borrowings of $3 million on the line of credit and $2,479,000 was reserved under the line for issued letters of credit. The $3 million outstanding balance on the line of credit is classified as a current liability at August 31, 2004 because the line of credit matures within 12 months of that date. The Company also has two bank term loans which had an aggregate outstanding principal balance of $8,876,000 at August 31, 2004, of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     At the time it was acquired by the Company on April 12, 2004, Vytek had $2 million outstanding on a line of credit with another commercial bank. Shortly after the acquisition was consummated, the Company borrowed $2 million on its bank line of credit and paid off Vytek's bank line of credit. Vytek's bank line of credit was then terminated.

Other long-term debt

     Vytek had capital lease obligations of $185,000 at August 31, 2004, of which $123,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of August 31, 2004 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2005                                   There-
  Obligations     (remainder) 2006    2007    2008    2009   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------
Bank debt          $ 1,412  $5,823  $2,139  $2,503  $  -     $  -    $11,877
Capital leases          67      80      30       8     -        -        185
Operating leases     1,279   2,170   1,802   1,862   1,924    3,756   12,793
Purchase
 obligations        23,450     422     -       -       -        -     23,872
                   -------  ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations  $26,208  $8,495  $3,971  $4,373  $1,924   $3,756  $48,727
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

     At February 28, 2004, the deferred tax asset valuation allowance was $630,000, and the deferred tax asset net of this valuation allowance was $6,763,000. The $630,000 valuation allowance relates to foreign tax credits which can be utilized only after tax loss carryforwards and other tax benefits have been fully utilized. Because these foreign tax credits have a remaining carryforward period of only two to four years, management believes that it is more likely than not that these foreign tax credits will expire unutilized, and accordingly a full valuation allowance against these credits was established.

     During the six months ended August 31, 2004, the deferred tax asset was reduced by $1,657,000 reflecting the utilization of tax loss carryforwards and other tax assets as a result of the taxable income generated in the period. There was no change in the $630,000 deferred tax asset valuation allowance during the six months ended August 31, 2004.

     The effective income tax rate was 38.1% and 30.9% in the six months ended August 31, 2004 and 2003, respectively. The increase in effective tax rate is attributable primarily to the fact that during the fiscal year ended February 28, 2004 reductions of the deferred tax asset valuation allowance caused a reduction in the overall effective income tax rate. In the six months ended August 31, 2004, there was no reduction in the valuation allowance.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                    Three months ended     Six months ended
                                         August 31,           August 31,
                                     ----------------      ----------------
                                      2004      2003        2004      2003
                                     ------    ------      ------    ------
  Basic weighted average number
   of common shares outstanding      22,292    14,747      20,524    14,746

  Effect of dilutive securities:
    Stock options                       517       169         700        -
                                     ------    ------      ------    ------
  Diluted weighted average number
   of common shares outstanding      22,809    14,916      21,224    14,746
                                     ======    ======      ======    ======

     Options outstanding at August 31, 2004 to purchase approximately 1,302,000 shares of Common Stock at exercise prices of $6.88 and above were excluded from the computation of diluted earnings per share for the three and six months then ended because the exercise price of these options was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

     Because the Company had a net loss for the six months ended August 31, 2003, outstanding stock options to purchase approximately 2,590,000 shares of common stock at exercise prices ranging from $2.76 to $50.56 would have been anti-dilutive and were therefore not included in the computation of diluted earnings per share for 2003 period.

     In connection with the acquisition of Vytek, 854,700 shares of common stock were issued and are held in escrow pending the resolution of certain matters as further described in Note 2 herein. All shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. Of the common stock shares held in escrow, the Company estimates that all 854,700 shares would have been subject to reversion to the Company if the Working Capital Adjustment discussed in Note 2 had been finalized on August 31, 2004. For this reason, all shares held in escrow have also been excluded from diluted weighted average number of common shares outstanding.




Note 8 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income
(loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and six months ended August 31, 2004 and 2003 (in thousands):

                                     Three months ended     Six months ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2004      2003        2004      2003
                                      ------    ------      ------    ------
 Net income (loss)                    $1,746    $  390      $3,055    $ (712)

 Unrealized holding gain (loss) on
  available-for-sale investments         -         (25)         21       (24)
                                      ------    ------      ------    ------
 Comprehensive income (loss)          $1,746    $  365      $3,076    $ (736)
                                      ======    ======      ======    ======

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

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                             Options granted
                          during the six months
                             ended August 31,
                           -------------------
                            2004         2003
                           ------       ------
Expected life (years)         5            5
Dividend yield                0%           0%

     The range for interest rates is 2.58% to 3.96%, and the range for volatility is 131% to 135%.




     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                  Three months ended    Six months ended
                                       August 31,          August 31,
                                   ----------------     ----------------
                                    2004      2003       2004      2003
                                   ------    ------     ------    ------
  Net income (loss) as reported    $1,746    $  390    $ 3,055    $  (712)

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                       (596)     (539)    (1,168)    (1,193)
                                    -----     -----      -----     ------
  Pro forma net income (loss)      $1,150    $ (149)   $ 1,887    $(1,905)
                                    =====     =====      =====     ======

  Earnings (loss) per share:
     Basic -
       As reported                 $ 0.08    $ 0.03     $ 0.15     $(0.05)
       Pro forma                   $ 0.05    $(0.01)    $ 0.09     $(0.13)



     Diluted -
       As reported                 $ 0.08    $ 0.03     $ 0.14     $(0.05)
       Pro forma                   $ 0.05    $(0.01)    $ 0.09     $(0.13)



Note 10 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and six months ended August 31, 2004 or 2003, as a percent of consolidated revenue, are as follows:

                          Three months ended     Six months ended
                              August 31,             August 31,
                           ----------------      ----------------
             Customer       2004      2003        2004      2003
             --------      ------    ------      ------    ------
                A           33.6%     35.5%       35.1%     34.0%
                B           12.8%     21.5%       14.5%     19.6%
                C           14.5%       -         14.2%       -
                D            6.4%     13.5%        5.4%      8.8%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                          August 31,  Feb. 28,
             Customer        2004       2004
             --------       ------     ------
                A            21.0%      49.4%
                B            14.9%      22.0%
                C            20.5%       8.2%
                D             2.1%       3.0%

Customers A, B, C and D are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years plus an additional reserve amount, as required, for specific situations in which estimated warranty costs are in excess of that historical claims rate. Activity in the warranty liability for the six months ended August 31, 2004 and 2003 is as follows (in thousands):

                                      Six  months ended
                                          August 31,
                                      -----------------
                                       2004       2003
                                      ------     ------
      Balance at beginning of period   $159       $491
      Charged (credited) to costs
       and expenses                     584        (26)
      Deductions                       (254)       (73)
                                       ----       ----
      Balance at end of period         $489       $392
                                       ====       ====


Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Six months ended
                                           August 31,
                                      -------------------
                                       2004         2003
                                      ------       ------
Interest paid                         $ 232         $ 281
Income taxes paid (net
  refunds received)                   $  70           (93)



     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Six months ended
                                           August 31,
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



Note 13 - SEGMENT INFORMATION

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, have been combined and are now referred to as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's new Solutions Division.

     Segment information for the three and six months ended August 31, 2004 and 2003 is as follows (dollars in thousands):

                    Three months ended                          Three months ended
                      August 31, 2004:                            August 31, 2003:
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division  Corporate  Total
             -------    ------     -------    -----      -------    ------    -------   -----
Revenues:
  Products    $43,056   $ 2,038             $45,094     $24,197    $   -               $24,197
  Services        -       5,733               5,733         -          -                   -
               ------     -----              ------      ------      -----              ------
  Total       $43,056   $ 7,771             $50,827     $24,197    $   -               $24,197
               ======     =====              ======      ======      =====              ======

Gross profit:
  Products    $ 8,503   $   453             $ 8,956     $ 3,200    $   -               $ 3,200
  Services        -       1,368               1,368         -          -                   -
               ------     -----              ------      ------      -----              ------
  Total       $ 8,503   $ 1,821             $10,324     $ 3,200    $   -               $ 3,200
               ======     =====              ======      ======      =====              ======

Gross margin:
  Products       19.7%     22.2%               19.9%       13.2%       -                  13.2%
  Services         -       23.9%               23.9%         -         -                   -
  Total          19.7%     23.4%               20.3%       13.2%       -                  13.2%

Operating
 income
 (loss)       $ 6,036   $(2,083)  $(1,069)  $ 2,884     $ 1,040    $   -     $  (494)  $   546
               ======     =====     =====    ======      ======      =====     =====    ======




                     Six months ended                            Six months ended
                      August 31, 2004:                            August 31, 2003:
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             -------    ------     -------   -----      -------    ------     -------   -----
Revenues:
  Products    $83,555   $ 3,195             $86,750     $42,763    $   -               $42,763
  Services        -       9,074               9,074         -          -                   -
               ------    ------              ------      ------      -----              ------
  Total       $83,555   $12,269             $95,824     $42,763    $   -               $42,763
               ======    ======              ======      ======      =====              ======

Gross profit:
  Products    $15,769   $   719             $16,488     $ 4,506    $   -               $ 4,506
  Services        -       2,137               2,137         -          -                   -
               ------     -----              ------      ------      -----              ------
  Total       $15,769   $ 2,856             $18,625     $ 4,506    $   -               $ 4,506
               ======     =====              ======      ======      =====              ======

Gross margin:
  Products       18.9%     22.5%               19.0%       10.5%       -                  10.5%
  Services         -       23.6%               23.6%         -         -                   -
  Total          18.9%     23.3%               19.4%       10.5%       -                  10.5%

Operating
 income
 (loss)       $10,670   $(3,592)  $(1,948)  $ 5,130     $    74    $   -     $  (922)  $  (848)
               ======     =====     =====    ======      ======      =====     =====    ======


     Product revenue of the Solutions Division represents primarily hardware that is bundled with software applications.

     Included in cost of revenue for the Products Division were asset impairment writedowns of $201,000 and $575,000 during the six months ended August 31, 2004 and 2003, respectively, on plant and equipment which became idled due to increased outsourcing to contract manufacturers. Also included in Product Division cost of revenue were lower of cost or market inventory writedowns of $504,000 and $242,000 in the six months ended August 31, 2004 and 2003, respectively. As further discussed in Note 15 below, Product Division cost of revenue for the three and six months ended August 31, 2004 includes a credit of $200,000 resulting from settling a lawsuit for an amount less than the previously established reserve.

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Non-allocated corporate expenses include salaries and wages for the CEO and CFO, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office and manufacturing plant in Ventura County, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases office space in California, New Jersey, Virginia, New York, Minnesota and France under non-cancelable operating leases, which expire at various dates through July 2010. Some of the leases require the Company to pay maintenance, utilities and insurance costs and contain renewal options (for periods ranging from two to five years) and escalation clauses. Certain manufacturing equipment and office equipment is also leased under operating lease agreements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 5.

     At August 31, 2004, the Company had restricted cash in the aggregate amount of $1,805,000 securing two irrevocable letters of credit for a facility lease security deposit and a performance bond for a long-term design and engineering contract. This restricted cash amount is included in Deposits and Other Assets in the consolidated balance sheet at that date.


Note 15 - LEGAL MATTERS

Wage-related class action lawsuit:

     On April 21, 2004, the Company was served with a complaint alleging certain violations of the California labor code. Among other charges, the class action complaint alleges that from October 2000 to the present time certain hourly employees did not take their lunch break within the time period prescribed by state law. The Company established a reserve in its financial statements for the year ended February 2004 that was included in Product Division cost of revenue in the consolidated income statement. In September 2004, the Company entered into a settlement agreement with the plaintiffs that is subject to review and approval by the court. As a result of the settlement agreement, the Company lowered its reserve by $200,000 in the quarter ended August 31, 2004, which reduced Product Division cost of revenue by the same amount.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for approximately 64% of the Company's total revenue for the six months ended August 31, 2004. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate writedowns of the inventory carrying amounts are established through a charge to cost of revenues. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional writedowns of inventory carrying value in the future.

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

     At August 31, 2004 the Company's net deferred income tax asset was $5,106,000, which amount is net of a valuation allowance of $630,000.
If in the future a portion or all of the $630,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the income tax provision. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

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

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on our financial position or results of operations. SFAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the six months ended August 31, 2004 and 2003, the Company recorded asset impairment writedowns of $201,000 and $575,000, respectively, on plant and equipment which became idled due to increased outsourcing to contract manufacturers.

     The Company also adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in March 2002. As a result, goodwill is no longer amortized, but instead is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.


RESULTS OF OPERATIONS

          Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, have been combined and are now referred to as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's new Solutions Division. The operations of Vytek's products manufacturing subsidiary Vytek Products, Inc. have been combined with the Company's Products division effective at the April 12, 2004 acquisition date.

     The Company's revenue and gross profit by business segment are as follows:

                                  SALES BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2004             2003             2004             2003
           --------------   --------------   -------------    --------------
 Segment            % of             % of             % of             % of
(Division)  $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $43,056   84.7%  $24,197  100.0%  $83,555   87.2%  $42,763  100.0%
Solutions    7,771   15.3%      -       -     12,269   12.8%      -       -
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $50,827  100.0%  $24,197  100.0%  $95,824  100.0%  $42,763  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====


                               GROSS PROFIT BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2004             2003             2004             2003
           --------------   --------------   -------------    --------------
 Segment            % of             % of             % of             % of
(Division)  $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $ 8,503   82.4%  $ 3,200  100.0%  $15,769   84.7%  $ 4,506  100.0%
Solutions    1,821   17.6%      -       -      2,856   15.3%      -       -
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $10,324  100.0%  $ 3,200  100.0%  $18,625  100.0%  $ 4,506  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====


                          OPERATING INCOME (LOSS) BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2004             2003             2004             2003
           --------------   --------------   -------------    --------------
 Segment            % of             % of             % of             % of
(Division)  $000s   Sales    $000s   Sales    $000s   Sales    $000s   Sales
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $ 6,036   14.0%  $ 1,040    4.3%  $10,670   12.8%  $    74   0.2%
Solutions   (2,083) (26.8%)      -       -    (3,592) (29.3%)      -     -
Corporate
 expense    (1,069)  (2.1%)    (494)  (2.0%)  (1,948)  (2.0%)    (922) (2.2%)
           -------          -------          -------          -------
Total      $ 2,884    5.7%  $   546    2.3%  $ 5,130    5.4%  $  (848) (2.0%)
           =======          =======          =======          =======


     Revenue

     Products Division revenue increased $18,859,000, or 78%, in the three months ended August 31, 2004 from the same period in the previous fiscal year. This increase resulted primarily because revenue in the second quarter of last fiscal year was adversely affected by substantially reduced orders from key customers that began in the first quarter of last fiscal year as a result of the customers' overstocked inventories of certain satellite television reception products. The satellite products impacted by this order slowdown were predominantly the more technologically advanced products that have higher selling prices. Products Division revenue rebounded strongly beginning in the third quarter of last fiscal year. On a sequential quarter basis, Products Division revenue for the most recent four quarters (beginning with the earliest) was $44.2 million, $41.6 million, $40.5 million and $43.1 million, respectively. The Company's principal satellite product line consists of low noise block feed downconverter/ amplifier units ("LNBFs") used for satellite television reception. The number of LNBF units sold in the three months ended August 31, 2004 was twice the LNBF unit volume in the same period of last year, while the average selling price for LNBFs was relatively unchanged between these two periods.

     For the six months ended August 31, 2004, Products Division revenue increased $40,792,000, or 95%, over the same period of the prior year, primarily for the same reason explained in the preceding paragraph. LNBF units sold in the latest six month period was approximately 130% higher than the same period of the prior year, while the average selling price was relatively unchanged between these two periods.

     The Solutions Division revenue represents the operations of Vytek which was acquired effective April 12, 2004.


     Gross Profit and Gross Margins

     Products Division gross profit increased by $5,303,000, or 166%, in the latest quarter compared to the prior year, and gross margin improved from 13.2% in last year's second quarter to 19.7% in the latest quarter. Gross margin was depressed in last year's second quarter principally because of the lower than normal sales volume, which resulted in less absorption of fixed manufacturing costs.

     For the six months ended August 31, 2004, Products Division gross profit increased $11,263,000, or 250%, and gross margin improved from 10.5% to 18.9%. The increased gross profit is attributable principally to the revenue increase of $40,792,000 in the latest six month period over the comparable period of the prior year. The gross margin improvement in the current year is due mainly to the fact that gross margin in the first six months of last year was adversely affected by manufacturing inefficiencies caused by the need to rapidly reduce production capability in the first quarter of last year in response to significant order cutbacks by key customers for the Company's satellite products. Also contributing to the lower Products Division gross margin last year were the inclusion in cost of revenue of lower of cost or market inventory writedowns of $242,000 and asset impairment writedowns of $575,000 on surface mount machines and other manufacturing equipment which had become idled due to increased outsourcing to contract manufacturers.

     Gross margin of the Solutions Division in the three and six month periods ended August 31, 2004 was 23.4% and 23.3%, respectively.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased by $832,000 to $2,068,000 in the latest quarter from $1,236,000 last year. This increase was due to the inclusion of Vytek's operations for the quarter, which accounted for $581,000 of the increase. The remaining increase is attributable to higher salaries and wages ($86,000), higher incentive compensation expense ($81,000), higher consulting expenses ($37,000), and increased expenses for R&D materials ($36,000). For the six month year-to-date periods, R&D expense increased $1,277,000 from $2,598,000 last year to $3,875,000 this year. The inclusion of Vytek's operations for the 20-week period from the April 12, 2004 acquisition date to August 31, 2004 accounted for $1,021,000 of the increase in R&D expense, and the remaining increase in the six month year-to-date periods is attributable to the same factors described above that contributed to increased R&D expense in the latest quarter.

     Consolidated sales and marketing expenses increased by $1,183,000 in the second quarter, of which $1,194,000 results from the inclusion of Vytek in the quarter. For the six month year-to-date periods, sales and marketing expenses increased by $1,761,000, of which $1,700,000 is attributable to the inclusion of Vytek's operations.

     Consolidated general and administrative expense increased from $843,000 in the second quarter of last year to $3,179,000 in the latest quarter. Of this $2,336,000 increase, $1,739,000 is attributable to the inclusion of Vytek's operations in the latest quarter. The remaining increase is primarily due to higher accounting and auditing expense in the latest quarter ($255,000) attributable to the requirements of Section 404 of the Sarbanes Oxley Act, higher incentive compensation expense ($162,000), and higher legal expense ($55,000). For the six month year-to-date periods, general and administrative expense increased from $1,661,000 last year to $5,624,000 this year. The $3,963,000 increase is primarily explained by the inclusion of Vytek's operations in the current year, which accounted for $2,780,000 of the increase. The remaining increase is attributable to increased auditing and accounting fees ($305,000), increased incentive compensation expense ($254,000), increased legal expense ($157,000), increased consulting fees ($65,000), and the expensing in the current year of costs associated with a software implementation project ($160,000).

     Amortization expense of intangible assets in the three months ended August 31, 2004 and 2003 was $461,000 and $26,000, respectively, and in the six months ended August 31, 2004 and 2003 was $721,000 and $52,000, respectively. These increases in the latest three- and six-month periods compared to the prior year are attributable to the intangible assets arising from the acquisition of Vytek in April 2004.

     Operating Income (Loss)

     Operating income (loss) was $5,130,000 and ($848,000) during the six months ended August 31, 2004 and 2003, respectively. The increased profitability is attributable to the improvement in the satellite products portion of the Company's Products Division, as discussed above under the headings Revenue and Gross Profit and Gross Margins.

     Operating income of $5,130,000 in the latest six month period is comprised of operating income of the Products Division of $10,670,000, an operating loss for the Solutions Division (Vytek) of $3,592,000, and corporate expense of $1,948,000 that is not allocated to the division operating results. The Company has taken recent steps to reduce the losses of the Solutions Division by strengthening the sales and marketing organization and by reducing overhead costs. Management intends to closely monitor the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     The effective income tax rate was 38.1% and 30.9% in the six months ended August 31, 2004 and 2003, respectively. The increase in effective tax rate is attributable primarily to the fact that during the fiscal year ended February 28, 2004 reductions of the deferred tax asset valuation allowance caused a reduction in the overall effective income tax rate. In the six months ended August 31, 2004, there was no reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $25,268,000 at August 31, 2004, and its working capital line of credit with a bank. During the six months ended August 31, 2004, cash and cash equivalents increased by $2,383,000. This increase was attributable primarily to increased net income in the current six month period compared to the prior year (higher by $3.8 million), offset by $1.7 million of cash used for the acquisition of Vytek.

     Components of operating working capital increased by $1,875,000 during the six months ended August 31, 2004, comprised of an increase of $1,960,000 in accounts receivable, an increase of $4,278,000 in inventories, a decrease of $1,537,000 in prepaid expenses and other assets, an increase of $3,802,000 in accounts payable, a decrease of $1,092,000 in accrued payroll and other accrued liabilities, and an increase in deferred revenue of $116,000.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal year 2005 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     The Company has a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 2.0% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2005. At August 31, 2004, there were outstanding borrowings of $3 million on the line of credit and $2,479,000 was reserved under the line for issued letters of credit. The $3 million outstanding balance on the line of credit is classified as a current liability at August 31, 2004 because the line of credit matures within 12 months of that date. The Company also has two bank term loans which had an aggregate outstanding principal balance of $8,876,000 at August 31, 2004, of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     At the time it was acquired by the Company on April 12, 2004, Vytek had $2 million outstanding on a line of credit with another commercial bank. Shortly after the acquisition was consummated, the Company borrowed $2 million on its bank line of credit and paid off Vytek's bank line of credit. Vytek's bank line of credit was then terminated.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of August 31, 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At August 31, 2004, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at August 31, 2004, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of income.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at August 31, 2004.


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

     At the 2004 Annual Meeting of Stockholders held on July 30, 2004, seven directors stood for reelection to a one year term expiring at the fiscal 2005 Annual Meeting. All seven of the director nominees were reelected. Following is a summary of the results of the director voting:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   --------      -------      -------
    Richard Gold                  18,485,500   1,471,158     3,115,366
    Arthur Hausman                18,102,564   1,854,094     3,115,366
    A.J. "Bert" Moyer             18,662,824   1,293,834     3,115,366
    James E. Ousley               18,837,027   1,119,631     3,115,366
    Frank Perna                   18,646,842   1,309,816     3,115,366
    Thomas Ringer                 18,653,786   1,302,872     3,115,366
    Fred Sturm                    18,530,770   1,425,888     3,115,366


     In addition to the election of directors, the stockholders voted on three other proposals. Following is a summary of the voting results on these three proposals, all of which were approved by the stockholders:

                                               Votes
                                             Against or   Votes
                                  Votes For   Withheld  Abstained  Unvoted
                                  --------    -------    -------   -------
Increase in authorized shares
 of Common Stock from 30 million
 to 40 million shares             18,977,815    949,457  29,386   3,115,366

Change in Company's name from
 California Amplifier, Inc.
 to CalAmp Corp.                  19,656,200    263,617  36,841   3,115,366

Adoption of 2004 Stock
 Incentive Plan                   10,292,686  1,887,235  40,936  10,851,167


     The 2004 Stock Incentive Plan was approved because this proposal received the affirmative vote of a majority of the total votes cast on the proposal, excluding the unvoted shares.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         Exhibit 3.1 -  Amended and Restated Certificate of Incorporation
                        reflecting the change in the Company's name to CalAmp Corp. and the increase in authorized Common Stock from 30 million to 40 million shares (1)

         Exhibit 4.1 -  Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2001, and incorporated herein by reference.

         Exhibit 4.2 -  Registration Rights agreement dated February 11,
                        2004, as Exhibit H to the Agreement and Plan of Merger and Reorganization dated December 23, 2003 among the Registrant, Mobile Acquisition Sub, Inc., Vytek Corporation, and James E. Ousley, as Stockholder Representative, filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed on February 13, 2004, and incorporated herein by reference.

         Exhibit 10.1 - Stipulation of Settlement and Release by and between plaintiff Kenneth Schnebly on behalf of himself and other class plaintiffs and CalAmp Corp. entered into effective September 29, 2004 (1)

         Exhibit 10.2 - CalAmp Corp. 2004 Stock Incentive Plan approved by stockholders at the 2004 annual meeting on July 30, 2004 (1)

         Exhibit 31.1 - Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 31.2 - Chief Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 32  -  Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002 (1)

         (1) Filed herewith.

      b. Reports on Form 8-K

         During the three months ended August 31, 2004 the Company filed the following reports on Form 8-K:

         1. On June 1, 2004, the Company filed a report on Form 8-K with a press release announcing the nomination of Richard Gold to become Chairman of the Board at the 2004 annual stockholders meeting, upon the retirement of Ira Coron from the Board of Directors.

         2. On April 27, 2004, a Form 8-K was filed which disclosed the acquisition of Vytek Corporation effective April 12, 2004. This Form 8-K was amended by the filing of a Form 8-K/A on June 28, 2004 to provide the required audited financial statements of Vytek Corporation and the unaudited pro forma financial information for this acquisition.


         3. On July 13, 2004, the Company filed a report on Form 8-K that furnished a copy of its press release announcing the financial results for the Company's first quarter ended May 31, 2004.

8
                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        October 12, 2004                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)