Form 10-Q
period 2004-11-30
CalAmp Corp.
filed 2005-01-11
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       November 30, 2004
                                          _________________

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

The registrant had 22,604,446 shares of Common Stock outstanding as of December 28, 2004.

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                   November 30,   February 28,
                                                      2004           2004
                    Assets                          --------       --------
Current assets:
  Cash and cash equivalents                         $ 26,528        $ 22,885
  Accounts receivable, less allowance for doubtful
   accounts of $699 and $211, respectively            28,565          18,579
  Inventories, net                                    24,364          20,253
  Deferred income tax assets                             885           2,404
  Prepaid expenses and other current assets            4,692           3,244
                                                    --------        --------
     Total current assets                             85,034          67,365

Equipment and improvements, at cost, net of
 accumulated depreciation and amortization             4,943           4,381
Deferred income tax assets, less current portion       3,269           4,359
Goodwill                                             100,885          20,938
Other intangible assets, net                           4,514             200
Deposits and other assets                                425             399
                                                    --------        --------
                                                    $199,070        $ 97,642
                                                    ========        ========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                 $  2,924        $  3,603
  Accounts payable                                    23,829          17,395
  Accrued payroll and employee benefits                3,391           1,513
  Other current liabilities                            4,133           2,078
  Deferred revenue                                     1,862             -
                                                    --------        --------
     Total current liabilities                        36,139          24,589
                                                    --------        --------
Long-term debt, less current portion                   8,395           7,690
                                                    --------        --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding          -               -
  Common stock, $.01 par value; 40,000 shares
    authorized; 22,602 and 14,910 shares issued
    and outstanding, respectively                        232             149
  Additional paid-in capital                         131,261          44,486
  Less common stock held in escrow                    (2,548)            -
  Retained earnings                                   26,392          21,550
  Accumulated other comprehensive loss                  (801)           (822)
                                                    --------        --------
     Total stockholders' equity                      154,536          65,363
                                                    --------        --------
                                                    $199,070        $ 97,642
                                                    ========        ========

           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                 Three Months Ended       Nine Months Ended
                                     November 30,		 November 30,
                                 -------------------    --------------------
                                   2004        2003        2004        2003
                                 -------     -------    --------     -------
Revenues:
  Product sales                  $51,749     $44,248    $138,499     $87,011
  Service revenues                 5,317         -        14,391         -
                                 -------     -------    --------     -------
    Total revenues                57,066      44,248     152,890      87,011
                                 -------     -------    --------     -------
Cost of revenues:
  Cost of product sales           42,786      37,514     113,048      75,771
  Cost of service revenues         3,981         -        10,918         -
                                 -------     -------    --------     -------
    Total cost of revenues        46,767      37,514     123,966      75,771
                                 -------     -------    --------     -------
Gross profit                      10,299       6,734      28,924      11,240
                                 -------     -------    --------     -------
Operating expenses:
  Research and development         2,315       1,338       6,190       3,936
  Sales and marketing              1,847         627       4,651       1,670
  General and administrative       2,786         899       8,410       2,560
  Amortization of intangibles        486          26       1,207          78
  In-process research and
   development write-off             -           -           471         -
                                 -------     -------    --------     -------

Total operating expenses           7,434       2,890      20,929       8,244
                                 -------     -------    --------     -------

Operating income 	                 2,865       3,844       7,995       2,996

Non-operating income
  (expense), net                       8         (12)       (131)       (194)
                                 -------     -------    --------     -------

Income before income
 taxes                             2,873       3,832       7,864       2,802

Income tax provision              (1,086)       (380)     (3,022)        (62)
                                 -------     -------    --------     -------

Net income                       $ 1,787     $ 3,452    $  4,842     $ 2,740
                                 =======     =======    ========     =======


Earnings per share:
  Basic                          $   0.08    $  0.23     $  0.23     $  0.19
  Diluted                        $   0.08    $  0.22     $  0.22     $  0.18

Shares used in per share
 calculations:
   Basic                           22,356     14,788      21,135      14,760
   Diluted                         23,113     15,555      21,891      15,128

          See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                          Nine Months Ended
                                                             November 30,
                                                       ---------------------
                                                         2004          2003
                                                       -------       -------

Cash flows from operating activities:
  Net income 	                                     $ 4,842       $ 2,740
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        3,218         2,381
    Write-off of in-process research and development       471            -
    Equipment impairment writedowns                        241           575
    Gain on sale of equipment                             (128)         (273)
    Increase in equity associated with tax
     benefit from exercise of stock options                224           212
    Deferred tax assets, net                             2,609          (144)
    Changes in operating assets and liabilities:
      Accounts receivable                               (4,900)       (1,346)
      Inventories                                       (3,434)       (1,013)
      Prepaid expenses and other assets                  2,641           270
      Accounts payable                                   4,136         4,385
      Accrued payroll and other accrued liabilities     (2,175)       (1,048)
      Deferred revenue                                     357            -
                                                       -------       -------
Net cash provided by operating activities                8,102         6,739
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (1,970)       (2,026)
  Proceeds from sale of property and equipment             835           579
  Acquisition of Vytek Corporation, net of
   cash acquired                                        (1,727)           -
                                                       -------       -------
Net cash used in investing activities                   (2,862)       (1,447)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                          2,000         1,000
  Debt repayments                                       (4,300)       (3,325)
  Proceeds from exercise of stock options                  703           372
                                                       -------       -------
Net cash used in financing activities                   (1,597)       (1,953)
                                                       -------       -------

Net change in cash and cash equivalents                  3,643         3,339
Cash and cash equivalents at beginning of period        22,885        21,947
                                                       -------       -------

Cash and cash equivalents at end of period             $26,528       $25,286
                                                       =======       =======

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED NOVEMBER 30, 2004 and 2003


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

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The operations of Vytek are included in the Company's consolidated financial statements since that date. See Notes 2 and 13 for additional information concerning Vytek. Effective with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business into a new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2004 fell on February 28, 2004. The actual interim periods ended on November 27, 2004 and November 29, 2003. In the accompanying consolidated financial statements, the 2004 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 28, 2004.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2004 and its results of operations for the three and nine months ended November 30, 2004 and 2003. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2 - VYTEK ACQUISITION

     On April 12, 2004, the Company completed the acquisition of Vytek, a privately held company headquartered in San Diego, California, pursuant to an acquisition agreement entered into and announced on December 23, 2003. The transaction was approved by the stockholders of both companies during special meetings held on April 8, 2004.

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

     Pursuant to the acquisition agreement, the Company issued approximately 8,123,400 shares of common stock as the purchase consideration, of which 854,700 shares were placed into an escrow account and approximately 7,268,700 shares were issued to the selling shareholders of Vytek. The Company also assumed all unexercised Vytek stock options and stock purchase warrants that were outstanding at the time of the merger.

     For purchase accounting purposes, the fair market value per share used to value the 7,268,700 shares issued to the Vytek selling stockholders was $11.26 per share, which was the average closing price of the Company's common stock on the NASDAQ National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day that the merger terms were agreed to and announced. Also for purchase accounting purposes, the fair value of the Vytek options and warrants assumed by the Company in the merger was calculated using the Black-Scholes option pricing model. The fair value of options and warrants assumed was estimated using the Black-Scholes option pricing model with an interest rate of 3.3%, a dividend yield of 0%, a volatility factor of 134.8%, and an expected life of 5 years in the case of stock options and 2.25 years to 9.25 years in the case of warrants.

     The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of the CalAmp's common stock deposited into the escrow account were to serve as security for potential indemnity claims by the Company under the acquisition agreement. The acquisition agreement provided that in the event Vytek's balance sheet as of the acquisition date reflected working capital (as defined in the acquisition agreement) of less than $4 million, then CalAmp could recover such deficiency from the escrow account (the "Working Capital Adjustment"). On November 19, 2004, the Company and the selling stockholders of Vytek reached an agreement on the final Working Capital Adjustment of $4,907,000, which equated to 628,380 shares of CalAmp's common stock based on its average share price (as defined in the acquisition agreement). These 628,380 shares were canceled and were returned to the status of authorized, unissued shares. As of November 30, 2004, there were 226,320 shares of CalAmp's common stock remaining in the escrow account. Subject to any claims by the Company for indemnification, except for an amount equal in value to $2 million, all shares of the Company's common stock in the escrow account will be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. All remaining shares of the Company's common stock, if any, in the escrow account will be released to the Vytek selling stockholders two years after the April 12, 2004 closing date, subject to any then pending and unresolved claims for indemnification.

     Following is the calculation of the recorded value of common stock issued and options and warrants assumed in the Vytek acquisition (in thousands, except per share amounts):

                                                        Deposited
                                           Issued to    to escrow
                                            sellers      account      Total
                                            -------      -------     -------
    Number of common shares issued          7,268.7        854.7     8,123.4
    Escrow shares canceled                      -         (628.4)     (628.4)
                                            -------      -------     -------
    Shares issued net of cancellation       7,268.7        226.3     7,495.0
    Fair market value per share             $ 11.26      $ 11.26     $ 11.26
                                            -------      -------     -------
    Value of shares issued                  $81,846      $ 2,548     $84,394
    Less stock registration costs              (300)         -          (300)
                                            -------      -------     -------
    Fair value of shares issued net
     of registration costs                   81,546        2,548      84,094
    Fair value of fully vested Vytek options
     and warrants assumed by CalAmp           1,837          -         1,837
                                            -------      -------     -------
    Recorded value of common shares issued
     and assumed options and warrants       $83,383      $ 2,548     $85,931
                                            =======      =======     =======

     The common shares deposited to the escrow account are, for accounting purposes, treated as contingent consideration, and accordingly are excluded from the purchase price determination until such time as the shares are issued to the sellers from the escrow account.

     The Company has not yet obtained all information required to complete the purchase price allocation related to the Vytek acquisition. The final allocation is expected to be completed by the end of fiscal 2005.
Following is a preliminary purchase price allocation for the Vytek acquisition (in thousands):

     Recorded value of common stock issued to sellers
      and assumed options and warrants (excluding shares
      deposited to escrow account) ...............................   $83,383
     Direct costs of acquisition including legal,
      accounting and financial advisory fees .....................     2,580
                                                                      ------
     Total cost of Vytek acquisition (excluding common
      stock held in the escrow account) ..........................    85,963

     Fair value of net assets acquired:
       Current assets ....................................   $ 9,266
       Property and equipment ............................     1,185
       Intangible assets:
         Developed/core technology .............   $3,349
         Customer lists ........................    1,127
         Contracts backlog .....................      845
         In-process research and development ...      471
                                                    -----
           Total intangible assets........................     5,792
       Other assets ......................................     2,066
       Current liabilities ...............................   (11,997)
       Long-term liabilities .............................      (296)
                                                              ------
        Total fair value of net assets acquired ...................    6,016
                                                                      ------
     Goodwill .....................................................  $79,947
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

     The following is supplemental pro forma information presented as if the acquisition of Vytek had occurred at the beginning of each of the respective periods (in thousands):

                                 Nine Months Ended       Nine Months Ended
                                 November 30, 2004       November 30, 2003
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenues                     $152,890    $157,051     $87,011     $124,605

  Net income                   $  4,842    $  4,207     $ 2,740     $    774

  Earnings per share:
    Basic                      $   0.23    $   0.19     $  0.19     $   0.04
    Diluted                    $   0.22    $   0.18     $  0.18     $   0.03

     The pro forma adjustments for the nine months ended November 30, 2004 consist of adding Vytek's estimated results of operations for the six weeks ended April 12, 2004, because Vytek is included in the "As reported" amounts for the 33 week period from the April 12 acquisition date to November 30, 2004.

     The pro forma adjustments for the nine months ended November 30, 2003 consist of adding Vytek's results of operations for the nine months ended December 31, 2003.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                           November 30,   February 28,
                                               2004          2004
                                              ------         ------
          Raw materials                      $19,812       $11,671
          Work in process                        802           417
          Finished goods                       3,750         8,165
                                              ------        ------
                                             $24,364       $20,253
                                              ======        ======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. Instead, goodwill is tested periodically for impairment.

     Impairment tests of goodwill associated with the Company's Products Division are conducted annually as of December 31. These tests, conducted as of December 31, 2003 and 2002, indicated that there was no impairment of goodwill as of those dates. The Company used a discounted cash flow approach to estimate the fair value of its Products Division in these impairment tests.

     The change in the carrying amount of goodwill for the nine months ended November 30, 2004 is as follows:

         Balance as of February 28, 2004        $ 20,938

         Estimated goodwill arising from the
          acquisition of Vytek in April 2004      79,947
                                                 -------
         Balance as of November 30, 2004        $100,885
                                                 =======

     The goodwill arising from the Vytek transaction is an estimated amount based on the preliminary purchase price allocation, and is subject to change based on the analysis of deferred tax assets and allocation of goodwill to the Products Division and Solutions Division.

     The goodwill balance at February 28, 2004 is associated with the Company's Products Division. A portion of the goodwill arising from the Vytek acquisition is expected to be assigned to the Products Division in the final purchase price allocation, and the remainder of this goodwill will be assigned to the Company's Solutions Division. The Company expects to perform the impairment tests of goodwill associated with the Solutions Division annually as of April 30.

     Intangible assets are comprised as follows at November 30, 2004 and February 28, 2004 (in thousands):
                              November 30, 2004            February 28, 2004
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $3,349   $  425   $2,924   $   -     $  -    $   -
Customer lists  5 yrs.     1,127      143      984       -        -        -
Contracts
 backlog        1 yr.        845      536      309       -        -        -
Covenants not
 to compete     4.1 yrs.     400      278      122      400      200      200
Licensing right 2 yrs.       200       25      175       -        -        -
                          ------   ------    -----    -----    -----    -----
                          $5,921   $1,407  $ 4,514   $  400   $  200   $  200
                          ======   ======    =====    =====    =====    =====

     All intangible assets in the table above resulted from the acquisition of Vytek in April 2004 except for the covenants not to compete and licensing rights. The covenants not to compete arose from the acquisition of the satellite dish manufacturing business of Kaul-Tronics in April 2002. The licensing right was acquired by the Solutions Division during the quarter ended November 30, 2004.

     Amortization expense of intangible assets was $1,207,000 and $78,000 in the nine months ended November 30, 2004 and 2003, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2005   $1,694,000
                 2006   $1,187,000
                 2007   $  945,000
                 2008   $  895,000
                 2009   $  895,000
                 2010   $  105,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank credit facility

     The Company has a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2006. At November 30, 2004, there were outstanding borrowings of $3,000,000 on the line of credit and $3,179,000 was reserved under the line for issued letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $8,171,000 at November 30, 2004, of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     At the time it was acquired by the Company on April 12, 2004, Vytek had $2 million outstanding on a line of credit with another commercial bank. Shortly after the acquisition was consummated, the Company borrowed $2 million on its bank line of credit and paid off Vytek's bank line of credit. Vytek's bank line of credit was then terminated.

Other long-term debt

     Vytek had capital lease obligations of $148,000 at November 30, 2004, of which $101,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of November 30, 2004 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2005                                   There-
  Obligations     (remainder) 2006    2007    2008    2009   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------
Bank debt          $  706 $ 2,823 $ 5,139 $ 2,503 $  -     $  -     $11,171
Capital leases         30      80      30       8    -        -         148
Operating leases      719   2,273   1,802   1,862   1,924    3,756   12,336
Purchase
 obligations       20,203   1,530     -       -      -        -      21,733
                   ------- ------  ------  ------  ------   ------   ------
Total contractual
 cash obligations $21,658 $ 6,706 $ 6,971 $ 4,373 $ 1,924  $ 3,756  $45,388
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

     During the nine months ended November 30, 2004, the deferred tax asset was reduced by $2,609,000 reflecting the utilization of tax loss carryforwards and other tax assets as a result of the taxable income generated in the period. There was no change in the $630,000 deferred tax asset valuation allowance during the nine months ended November 30, 2004.

     The effective income tax rate was 38.4% and 2.2% in the nine months ended November 30, 2004 and 2003, respectively. The increase in effective tax rate is attributable primarily to the fact that during the fiscal year ended February 28, 2004 reductions of the deferred tax asset valuation allowance caused a reduction in the overall effective income tax rate. In the nine months ended November 30, 2004, there was no reduction in the valuation allowance.

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


     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):
                                    Three Months Ended    Nine Months Ended
                                       November 30,          November 30,
                                     ----------------      ----------------
                                      2004      2003        2004      2003
                                     ------    ------      ------    ------
  Basic weighted average number
   of common shares outstanding      22,356    14,788      21,135    14,760

  Effect of dilutive securities:
    Shares held in escrow               226        -          112        -
    Stock options                       531       767         644       368
                                     ------    ------      ------    ------
  Diluted weighted average number
   of common shares outstanding      23,113    15,555      21,891    15,128
                                     ======    ======      ======    ======

     Options and warrants outstanding at November 30, 2004 to purchase approximately 1,145,000 shares of common stock at exercise prices of $7.25 and above were excluded from the computation of diluted earnings per share for the three and nine months then ended because the exercise price of these options and warrants was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

     In connection with the acquisition of Vytek, 226,320 shares of common stock are being held in an escrow account to satisfy any claims by the Company for indemnification as further described in Note 2 herein. These shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. However, the impact of these shares has been included in the diluted weighted average number of common shares outstanding for the three and nine month period ended November 30, 2004.


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 30, 2004 and 2003 (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        November 30,          November 30,
                                      ----------------      ----------------
                                       2004      2003        2004      2003
                                      ------    ------      ------    ------
 Net income                           $1,787    $3,452      $4,842    $2,740

 Unrealized holding gain (loss) on
  available-for-sale investments         -          20          21       (4)
                                      ------    ------      ------    ------
 Comprehensive income                 $1,787    $3,472      $4,863    $2,736
                                      ======    ======      ======    ======


Note 9 - STOCK OPTIONS

     As allowed by Statement of Financial Accounting Standards No. 123 ("FAS 123"), the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation expense is measured on the first date at which both the number of shares and the exercise price are known. Under the Company's stock option plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no compensation expense is recognized. Because all of the options granted by the Company are at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying unaudited consolidated statements of operations.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                             Options granted
                          during the nine months
                             ended November 30,
                           -------------------
                            2004         2003
                           ------       ------
Expected life (years)         5            5
Dividend yield                0%           0%

     The range for interest rates is 2.58% to 3.96%, and the range for volatility is 97% to 135%.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                  Three Months Ended    Nine Months Ended
                                     November 30,          November 30,
                                   ----------------     ----------------
                                    2004      2003       2004      2003
                                   ------    ------     ------    ------
  Net income as reported           $1,787    $3,452     $4,842    $2,740

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                       (460)     (514)    (1,623)   (1,704)
                                    -----     -----      -----    ------
  Pro forma net income             $1,327    $2,938     $3,219    $1,036
                                    =====     =====      =====    ======

  Earnings per share:
     Basic -
       As reported                 $ 0.08    $ 0.23     $ 0.23    $ 0.19
       Pro forma                   $ 0.06    $ 0.20     $ 0.15    $ 0.07

     Diluted -
       As reported                 $ 0.08    $ 0.22     $ 0.22    $ 0.18
       Pro forma                   $ 0.06    $ 0.19     $ 0.15    $ 0.07



Note 10 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and nine months ended November 30, 2004 or 2003, as a percent of consolidated revenue, are as follows:

                          Three Months Ended     Nine Months Ended
                             November 30,           November 30,
                           ----------------      ----------------
             Customer       2004      2003        2004      2003
             --------      ------    ------      ------    ------
                A           44.0%     40.6%       38.5%     37.4%
                B           17.4%     23.1%       15.6%     21.4%
                C            6.6%      2.5%       11.4%      1.3%
                D            5.3%     10.2%        5.7%      9.5%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                           Nov. 30,   Feb. 28,
             Customer        2004       2004
             --------       ------     ------
                A            43.8%      49.4%
                B            21.5%      22.0%
                C             3.3%       8.2%
                D             2.7%       3.0%

Customers A, B, C and D are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. The Company provides for the estimated cost of product warranties at the time revenue is recognized. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years plus an additional reserve amount, as required, for specific situations in which estimated warranty costs are in excess of that historical claims rate. Activity in the warranty liability for the nine months ended November 30, 2004 and 2003 is as follows (in thousands):


                                      Nine Months Ended
                                         November 30,
                                      -----------------
                                       2004       2003
                                      ------     ------
      Balance at beginning of period   $159       $491
      Charged (credited) to cost
       of revenues                      589        133
      Deductions                       (469)       (89)
                                       ----       ----
      Balance at end of period         $279       $535
                                       ====       ====


Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

                                       Nine Months Ended
                                          November 30,
                                      -------------------
                                       2004         2003
                                      ------       ------
Interest paid                         $ 347         $ 405
Income taxes paid (net
  refunds received)                   $ 123           (93)

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Nine Months Ended
                                          November 30,
                                      -------------------
                                       2004         2003
                                      ------       ------
Decrease in valuation allowance
 for available-for-sale investment   $    21        $  -

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock issued and
 held in escrow                      $83,383        $  -


Note 13 - SEGMENT INFORMATION

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business into a new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's new Solutions Division.
     Segment information for the three and nine months ended November 30, 2004 and 2003 is as follows (dollars in thousands):

                     Three Months Ended                          Three Months
Ended
                     November 30, 2004:                          November 30,
2003:
              ------------------------------------      ------------------------
------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division
Corporate  Total
             -------    ------     -------    -----      -------    ------    --
-----   -----
Revenues:
  Products    $50,425   $ 1,324             $51,749     $44,248    $   -
$44,248
  Services        -       5,317               5,317         -          -
-
               ------     -----              ------      ------      -----
------
  Total       $50,425   $ 6,641             $57,066     $44,248    $   -
$44,248
               ======     =====              ======      ======      =====
======

Gross profit:
  Products    $ 8,737   $   226             $ 8,963     $ 6,734    $   -
$ 6,734
  Services        -       1,336               1,336         -          -
-
               ------     -----              ------      ------      -----
------
  Total       $ 8,737   $ 1,562             $10,299     $ 6,734    $   -
$ 6,734
               ======     =====              ======      ======      =====
======

Gross margin:
  Products       17.3%     17.1%               17.3%       15.2%       -
15.2%
  Services         -       25.1%               25.1%         -         -
-
  Total          17.3%     23.5%               18.0%       15.2%       -
15.2%

Operating
 income
 (loss)       $ 6,191   $(2,379)  $  (947)  $ 2,865     $ 4,447     $   -     $
(603)  $ 3,844
               ======     =====     =====    ======      ======      =====
=====    ======


                     Nine Months Ended                           Nine Months
Ended
                     November 30, 2004:                          November 30,
2003:
              ------------------------------------      ------------------------
------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division
Corporate  Total
             -------    ------     -------    -----      -------    ------    --
-----   -----
Revenues:
  Products    $133,980  $ 4,519             $138,499    $87,011    $   -
$87,011
  Services        -      14,391               14,391        -          -
-
               -------   ------              -------     ------      -----
------
  Total       $133,980  $18,910             $152,890    $87,011    $   -
$87,011
               =======   ======              =======     ======      =====
======

Gross profit:
  Products    $ 24,506  $   945             $ 25,451    $11,240    $   -
$11,240
  Services        -       3,473                3,473        -          -
-
               -------    -----              -------     ------      -----
------
  Total       $ 24,506  $ 4,418             $ 28,924    $11,240    $   -
$11,240
               =======    =====              =======     ======      =====
======

Gross margin:
  Products       18.3%     20.9%               18.4%       12.9%       -
12.9%
  Services         -       24.1%               24.1%         -         -
-
  Total          18.3%     23.4%               18.9%       12.9%       -
12.9%

Operating
 income
 (loss)       $ 16,861  $(5,971)  $ (2,895) $ 7,995     $ 4,521    $   -     $
(1,525) $ 2,996
               =======    =====     ======   ======      ======      =====
======   ======

     Product revenue of the Solutions Division represents primarily hardware that is bundled with software applications.

     Included in cost of revenue for the Products Division were asset impairment writedowns of $241,000 and $575,000 during the nine months ended November 30, 2004 and 2003, respectively, on plant and equipment that became idled due to increased outsourcing to contract manufacturers. Also included in Product Division cost of revenue were lower of cost or market inventory writedowns of $551,000 and $242,000 in the nine months ended November 30, 2004 and 2003, respectively. As further discussed in
Note 15 below, Product Division cost of revenue for the nine months ended November 30, 2004 included a credit of $200,000 resulting from settling a lawsuit for an amount less than the previously established reserve.

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and wages for the CEO, CFO and two other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office and manufacturing plant in Ventura County, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases office space at several other sites in California and in New Jersey, Virginia, New York, Minnesota and France under non-cancelable operating leases, which expire at various dates through July 2010. Some of the leases require the Company to pay maintenance, utilities and insurance costs and contain renewal options (for periods ranging from two to five years) and escalation clauses. Certain manufacturing equipment and office equipment is also leased under operating lease agreements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 5.


Note 15 - LEGAL MATTERS

Wage-related class action lawsuit:

     On April 21, 2004, the Company was served with a complaint alleging certain violations of the California labor code. Among other charges, the class action complaint alleges that from October 2000 to the present time certain hourly employees did not take their lunch break within the time period prescribed by state law. The Company established a reserve in its financial statements for fiscal year 2004 that was included in Product Division cost of revenue in the consolidated income statement. In September 2004, the Company and the plaintiffs entered into a settlement agreement, which was approved by the court in October 2004. As a result of the settlement agreement, the Company lowered its reserve by $200,000 in the nine months ended November 30, 2004, which reduced Product Division cost of revenue by the same amount.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for approximately 66% of the Company's total revenue for the nine months ended November 30, 2004. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate writedowns of the inventory carrying amounts are established through a charge to cost of product sales. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional writedowns of inventory carrying value in the future.

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

     At November 30, 2004 the Company's net deferred income tax asset was $4,154,000, which amount is net of a valuation allowance of $630,000.
If in the future a portion or all of the $630,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will reduce the income tax provision. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company will provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which will increase the income tax provision.

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

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. FAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on its financial position or results of operations. FAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the nine months ended November 30, 2004 and 2003, the Company recorded asset impairment writedowns of $241,000 and $575,000, respectively, on plant and equipment of the Products Division which became idled due to increased outsourcing to contract manufacturers.

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


Impact of Recently Issued Accounting Standards

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company plans to adopt FAS 151 at the beginning of its fiscal 2006. The Company believes that FAS 151, when adopted, will not have a significant impact on its financial position or results of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will be required to adopt FAS 123R in the third quarter of its fiscal 2006 (the quarter ending November 30, 2005). The Company believes that the adoption of FAS 123R could have a material impact on the amount of earnings it reports in fiscal 2006. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.


RESULTS OF OPERATIONS

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, have been combined and now operate as the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division. The operations of Vytek's products manufacturing subsidiary Vytek Products, Inc. have been combined with the Company's Products division effective at the April 12, 2004 acquisition date.

     The Company's revenue and gross profit by segment are as follows:

                                  SALES BY SEGMENT

            Three Months Ended November 30,   Nine Months Ended November 30,
           -------------------------------   -------------------------------
                2004             2003             2004             2003
           --------------   --------------   -------------    --------------
 Segment            % of             % of             % of             % of
(Division)  $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $50,425   88.4%  $44,248  100.0%  $133,980  87.6%  $87,011  100.0%
Solutions    6,641   11.6%      -       -      18,910  12.4%      -       -
           -------  -----   -------  -----   -------- -----   -------  -----
Total      $57,066  100.0%  $44,248  100.0%  $152,890 100.0%  $87,011  100.0%
           =======  =====   =======  =====   ======== =====   =======  =====


                               GROSS PROFIT BY SEGMENT

            Three Months Ended November 30,   Nine Months Ended November 30,
           -------------------------------   -------------------------------
                2004             2003             2004             2003
           --------------   --------------   -------------    --------------
 Segment            % of             % of             % of             % of
(Division)  $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $ 8,737   84.8%  $ 6,734  100.0%  $24,506   84.7%  $11,240  100.0%
Solutions    1,562   15.2%      -       -      4,418   15.3%      -       -
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $10,299  100.0%  $ 6,734  100.0%  $28,924  100.0%  $11,240  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====

                          OPERATING INCOME (LOSS) BY SEGMENT

            Three Months Ended November 30,   Nine Months Ended November 30,
           -------------------------------   -------------------------------
                2004             2003             2004             2003
           --------------   --------------   -------------    --------------
 Segment            % of             % of             % of             % of
(Division)  $000s   Sales    $000s   Sales    $000s   Sales    $000s   Sales
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $ 6,191   10.8%  $ 4,447  10.1%  $16,861   11.0%  $ 4,521   5.2%
Solutions   (2,379)  (4.2%)      -      -    (5,971)  (3.9%)     -     -
Corporate
 expenses     (947)  (1.6)     (603) (1.4%)  (2,895)  (1.9%)  (1,525) (1.8%)
           -------          -------          -------          -------
Total      $ 2,865    5.0   $ 3,844   8.7%  $ 7,995    5.2%  $ 2,996   3.4%
           =======          =======          =======          =======


     Revenue

     Products Division revenue increased $6,177,000, or 14%, in the three months ended November 30, 2004 compared to the same period of the prior year. This increase resulted primarily from increased unit sales of the Company's primary product line, consisting of low noise block feed downconverter/amplifier units ("LNBFs") used for satellite television reception.

     For the nine months ended November 30, 2004, Products Division revenue increased $46,969,000, or 54%, over the same period of the prior year, primarily from increased unit sales of LNBFs. Products division revenue rebounded strongly beginning in the second quarter of last fiscal year.

     The Solutions Division revenue represents the operations of Vytek which was acquired effective April 12, 2004.

     Gross Profit and Gross Margins

     Products Division gross profit increased by $2,003,000, or 30%, in the latest quarter compared to the prior year, and gross margin improved from 15.2% in last year's third quarter to 17.3% in the latest quarter. Approximately one-half of the gross profit increase is attributable to the $6,177,000 increase in revenue in the latest quarter, and the remainder of the gross profit increase is attributable to the improvement in the gross margin percentage.


     For the nine months ended November 30, 2004, Products Division gross profit increased $13,266,000, or 118%, and gross margin improved from 12.9% to 18.3%. The increased gross profit is attributable principally to the revenue increase of $47 million in the latest nine month period over the comparable period of the prior year. The gross margin improvement in the current year is due mainly to the fact that gross margin during the nine month period of last year was adversely affected by manufacturing inefficiencies caused by the need to rapidly reduce production capability in the first quarter of last year in response to significant order cutbacks by key customers for the Company's satellite products.

     Gross margin of the Solutions Division in the three and nine month periods ended November 30, 2004 was 23.5% and 23.4%, respectively.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense increased by $977,000 to $2,315,000 in the latest quarter from $1,338,000 last year. This increase in R&D expense was primarily due to the inclusion of Vytek's operations for the quarter, which accounted for $585,000 or 60% of the increase. The remaining increase is primarily attributable to increased salaries and temporary labor expense ($234,000). For the nine month periods, R&D expense increased $2,254,000 from $3,936,000 last year to $6,190,000 this year. The inclusion of Vytek's operations for the 33-week period from the April 12, 2004 acquisition date to November 30, 2004 accounted for $1,606,000 or 71% of the increase in R&D expense. The remaining increase is attributable to increased salaries and temporary labor expense ($303,000), increased incentive compensation expense ($115,000), and increased workers compensation insurance expense ($143,000).

     Consolidated sales and marketing expenses increased by $1,220,000 and $2,981,000 in the three- and nine-month periods ended November 30, 2004 compared to last year. Substantially all of these increases are attributable to the inclusion of Vytek's operations in the current year.

     Consolidated general and administrative expense increased from $899,000 in the third quarter of last year to $2,786,000 for the same quarter this year. Of this $1,887,000 increase, $1,598,000 is attributable to the inclusion of Vytek's operations in the latest quarter. The remaining increase is primarily due to higher accounting and auditing expense in the latest quarter ($144,000) associated with the requirements of Section 404 of the Sarbanes-Oxley Act, higher salaries and wages expense ($96,000), and higher legal expense ($56,000). For the nine month periods, general and administrative expense increased from $2,560,000 last year to $8,410,000 this year. The $5,850,000 increase is primarily explained by the inclusion of Vytek's operations in the current year, which accounted for $4,377,000 of the increase. The remaining increase is attributable primarily to increased auditing and accounting fees ($449,000), increased incentive compensation expense ($269,000), increased legal expense ($213,000), increased salaries and wages expense ($144,000) increased recruiting fees ($69,000), and the fact that the gain on sales of property and equipment, which is netted against G&A expense, was $145,000 less in the current nine-month period compared to last year.

     Amortization expense of intangible assets in the three months ended November 30, 2004 and 2003 was $486,000 and $26,000, respectively, and in the nine months ended November 30, 2004 and 2003 was $1,207,000 and $78,000, respectively. These increases in the latest three and nine month periods compared to the prior year are attributable to the intangible assets arising from the acquisition of Vytek in April 2004.

     Operating Income

     Operating income was $7,995,000 and $2,996,000 during the nine months ended November 30, 2004 and 2003, respectively. The increased profitability is attributable to the improvement in the satellite products portion of the Company's Products Division, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins".

     Operating income of $7,995,000 in the latest nine month period is comprised of operating income of the Products Division of $16,861,000, operating loss of the Solutions Division of $5,971,000, and unallocated corporate expenses of $2,895,000. The Company has taken recent steps to reduce the losses of the Solutions Division by strengthening the sales and marketing organization, by reducing overhead costs, and by making a leadership change. Management is closely monitoring the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     The effective income tax rate was 38.4% and 2.2% in the nine months ended November 30, 2004 and 2003, respectively. The increase in effective tax rate is attributable primarily to the fact that during the fiscal year ended February 28, 2004 reductions of the deferred tax asset valuation allowance caused a reduction in the overall effective income tax rate. In the nine months ended November 30, 2004, there was no reduction in the valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $26,528,000 at November 30, 2004, and its working capital line of credit with a bank. During the nine months ended November 30, 2004, cash and cash equivalents increased by $3,643,000.

      Net cash provided by operating activities during the nine months ended November 30, 2004 was $8,102,000, comprised of $11,477,000 (net income of $4,842,000 and adjustment for non-cash items of $6,635,000) reduced by changes in the components of working capital of $3,375,000.

     Components of operating working capital increased by $3,375,000 during the nine months ended November 30, 2004, comprised of an increase of $4,900,000 in accounts receivable, an increase of $3,434,000 in inventories, a decrease of $2,641,000 in prepaid expenses and other assets, an increase of $4,136,000 in accounts payable, a decrease of $2,175,000 in accrued payroll and other accrued liabilities, and an increase in deferred revenue of $357,000.

     The increase in cash from operating activities was offset by spending in investing activities of $2,862,000 primarily as a result of $1,727,000 in cash used in the acquisition of Vytek in April 2004, and $1,597,000 in cash used in financing activities primarily for repayments of borrowings on a line of credit.

     The Company has a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2006. At November 30, 2004, there were outstanding borrowings of $3,000,000 on the line of credit and $3,179,000 was reserved under the line for issued letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $8,171,000 at November 30, 2004, of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     At the time it was acquired by the Company on April 12, 2004, Vytek had $2 million outstanding on a line of credit with another commercial bank. Shortly after the acquisition was consummated, the Company borrowed $2 million on its bank line of credit and paid off Vytek's bank line of credit. Vytek's bank line of credit was then terminated.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of November 30, 2004.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal 2005 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital expenditures and discharge contractual cash obligations over the next twelve months.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may" "could", "plans", "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, new technologies, the ability to successfully integrate the acquisition of Vytek Corporation that was completed on April 12, 2004, and other risks and uncertainties that are set forth under the heading "Risk Factors" in the Company's registration statements on Form S-4 (number 333-112851) and Form S-3 (number 333-119858) as filed with the Securities and Exchange Commission on February 13, 2004 and October 20, 2004, respectively. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At November 30, 2004, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at November 30, 2004, a change in interest rates of one percent would result in an annual impact of approximately $100,000, net of tax, on the Company's consolidated statement of operations.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at November 30, 2004.


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


ITEM 5.  OTHER INFORMATION

     (a) CalAmp Corp. and U.S. Bank National Association entered into an Amendment Agreement Number Five to Loan and Security Agreement ("Amendment No. 5") dated as of November 23, 2004. Amendment No. 5, attached as Exhibit 10.1 to this report, provides for, among other items, a one year extension of the maturity date of the working capital line of credit to August 3, 2006, lowering of the LIBOR-based interest rate by 0.25%, and deletion of the "excess cash flow recapture" requirement.


ITEM 6.   EXHIBITS

         Exhibit 10.1 - Amendment Agreement Number Five to Loan and
                        Security Agreement dated November 23, 2004, by and Between CalAmp Corp. and U.S. Bank National Association (1)

         Exhibit 10.2 - Employment Letter Agreement between CalAmp Corp.
                        and Steven A. L'Heureux effective December 13,
                        2004(1)

         Exhibit 10.3 - Separation Agreement between CalAmp Corp.
                        and Tracy Trent effective December 13, 2004(1)


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


        January 11, 2005                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)