Form 10-K
period 2005-02-28
CalAmp Corp.
filed 2005-05-06
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2005

                  COMMISSION FILE NUMBER:   0-12182
                              ________________

                              CALAMP CORP.
         (Exact name of Registrant as specified in its Charter)

Delaware                                                     95-3647070
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1401 N. Rice Avenue
Oxnard, California                                              93030
(Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 987-9000
                                 ________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE
___________________                                   _____________________

       None                                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
$.01 par value Common Stock                    Nasdaq National Market
___________________________                    ______________________
     (Title of Class)             (Name of each exchange on which registered)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ X ]  No [   ]

The aggregate market value of the common stock of the Registrant held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $134,777,000.

There were 22,719,236 shares of the Registrant's Common Stock outstanding as of May 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 2, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.


                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., is a provider of wireless products and engineering services that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the healthcare industry, public safety organizations, telemetry and asset tracking markets, enterprise-class 802.11 'Wi-Fi' networks, and digital multimedia delivery applications.

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The acquisition of Vytek was motivated primarily by the strategic goal of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two U.S. DBS system operators. Concurrent with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business to form the new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

PRODUCTS DIVISION

     The Products Division develops, manufactures and sells devices and systems utilizing wireless technology that receive television programming transmitted from satellites and terrestrial transmission towers, that provide wireless high-speed Internet (broadband) service, or that provide connectivity for access to critical information, data and entertainment content.

     The Products Division currently generates most of its revenue from the sale of DBS outdoor reception equipment, with such sales accounting for approximately 95%, 93% and 87% of total Products Division revenues in fiscal years 2005, 2004 and 2003, respectively. Sales of the Company's Products Division amounted to $194.8 million, $128.6 million and $100.0 million in fiscal years 2005, 2004 and 2003, respectively. The Company believes that DBS reception equipment will continue to be a significant portion of its overall Products Division revenue for the foreseeable future.

     The Company's DBS reception products are installed at subscribers' premises to receive subscription television programming signals that are transmitted from orbiting satellites. These DBS reception products consist principally of reflector dish antennae, feedhorns, and electronics which receive, process and amplify satellite television signals for distribution over coaxial cable into the building. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Feed ("LNBF"). The microwave amplifier boosts the signal millions of times for further processing. The downconverter changes the signal from a microwave frequency into a lower intermediate frequency that can be easily transmitted down coaxial cable and that a satellite television receiver can acquire, recognize and process to create a picture.

SOLUTIONS DIVISION

     The Company's Solutions Division provides technology integration solutions consisting of a mix of professional services and proprietary software and hardware to enterprise customers and original equipment manufacturers. These solutions primarily involve wireless and mobile computing applications in several different vertical markets, including healthcare and medical devices, public safety, multimedia content delivery, and transportation, and include customization services to adapt technology and applications to a customer's specific needs. The Solutions Division provides development and consulting services under either "time and materials" or fixed price contracts.

     The Solutions Division's experience includes mobile computing, embedded computing, urgent messaging, enterprise content delivery, and integrated networks. Its mobile computing expertise extends enterprise business processes to mobile workers by establishing connectivity between enterprise applications and a wide range of mobile and telephony devices. Embedded computing offerings include the development of end-to-end solutions that build and connect a wide range of devices to back-end systems. Its messaging and paging offerings include an urgent messaging software platform known as
TelAlert as well as a series of paging hardware products.   The Solutions
Division also provides industry specific solutions such as its suite of public safety applications that address the needs of federal, state and local law enforcement agencies.

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

     Over the past several years, printed circuit board assembly has been outsourced to contract manufacturers in the Pacific Rim. The Company performs final assembly and test of most its satellite LNBF and other wireless access products at its facilities in Oxnard, California. Printed circuit assemblies are mounted in various aluminum and plastic housings, electronically tested, and subjected to additional environmental tests on a sampled basis prior to packaging and shipping.

     Satellite dish antennas are manufactured on a subcontract basis by a non-affiliated metal fabrication company in the U.S. In addition, some of the Company's satellite LNBF products are manufactured on a subcontract basis by a company located in Taiwan.

     A substantial portion of the Company's components, and substantially all printed circuit board assemblies and housings, are procured from foreign suppliers and contract manufacturers located primarily in China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of, or any political instability in, these countries, could cause disruption of the Company's supply chain or otherwise disrupt the Company's operations, which could adversely impact the Company's business.

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995, and upgraded its registration to ISO9001:2000 in 2003. ISO 9001:2000 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriter's Laboratory, Inc. according to the ISO 9001:2000 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in March 2005. In addition, the Company conducts internal audits of processes and procedures on a quarterly basis. The Company believes that the loss of its ISO certification could have a material adverse effect on its operations, and the Company can provide no assurance that it will be successful in continuing to maintain such certification.

RESEARCH AND DEVELOPMENT

     Each of the markets the Company competes in is characterized by technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on satellite DBS products and smart antenna technology for use in 802.11 "Wi-Fi" broadband wireless networks. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

     Research and development expenses in fiscal years 2005, 2004 and 2003 were $8,320,000, $5,363,000 and $5,982,000, respectively. During this three year period the Company's research and development expenses have ranged between 3.8% and 6.0% of annual sales.

SALES AND MARKETING

     The Company's revenues were derived mainly from customers in the United States, which represented 97%, 96% and 91% of consolidated revenues in fiscal 2005, 2004 and 2003, respectively. No other country's customers accounted for more than 4% of revenues in any of these years.

     The Products Division sells its satellite reception products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. Other wireless access products are sold directly to system operators as well as through distributors and system integrators.

     The sales and marketing functions for the Products Division are located primarily at the Company's corporate headquarters location in Oxnard, California. In addition, the Products Division has a small sales office in Paris, France. The sales and marketing functions for the Solutions Division are located at several offices in California and on the East Coast.

    Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2005        2004        2003
        --------     ---------    ------      ------      ------
        Echostar     Products      43.4%       39.4%       43.8%
        DirecTV      Products      17.1%       22.9%        9.8%

     Echostar Communications Corporation owns and operates the DISH satellite television service in the U.S. DirecTV Group Inc. is the largest satellite television service provider in the U.S. The Company believes that the loss of Echostar or DirecTV as a customer would have a material adverse effect on the Company's financial position and results of operations.

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

     Products Division:

     The Company believes that its principal competitors for its DBS outdoor reception products include Sharp Corporation, Wistron NeWeb Corporation, Winegard Company, Andrew Corporation, Microelectronics Technology, Inc. and ProBrand. Based on information announced quarterly by the U.S. DBS system operators as to the total number of subscribers and the subscriber turnover rate, the Company believes that it is the leading supplier of outdoor subscriber premise equipment to the U.S. DBS television industry. In the U.S. DBS television market, the Company believes its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. Because the Company's satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in price and margin pressures.

     Solutions Division:

     The engineering solutions market in which the Solutions Division operates includes a large number of companies, is intensely competitive and faces rapid technological change. The Solutions Division expects the competition to continue and intensify, which could result in price reductions, reduced profitability and loss of current or future customers. The Solutions Division's competitors fall into the following categories: internal information technology or engineering departments of current and potential customers; large information technology consulting services providers such as Accenture, Electronic Data Systems Corporation and International Business Machines Corporation; traditional information technology services providers such as Sapient Corporation; Internet professional services firms; mobile computing consulting and solutions providers such as Wireless Facilities and Aether Systems; and emerging offshore software developers such as Cognizant, Satyam, Infosys, and HCL. In addition, the Solutions Division faces competition in its embedded products business from software and hardware companies such as Wind River Systems, BSQUARE Corporation, Accelent Systems, Inc., Intrinsyc Software, Inc. and Venturcom, Inc.

     The principal competitive factors in the Solutions Division's business market are leading edge technical knowledge, the reputation and experience of professionals delivering services, customer value and service; the success and reliability of the delivered system; the ability to attract and retain highly skilled, specialized, experienced engineering/consulting professionals; and price. A number of the Solutions Division's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers.


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

     Products Division:

     The Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     The Products Division currently has 16 patents ranging from design features for downconverter and antenna products to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. In addition to its awarded patents, the Products Division currently has 10 patent applications pending.

     CalAmp(R) is a federally registered trademark of the Company.

     Solutions Division:

     The Solutions Division relies on a combination of trademark, patent, copyright, service mark, trade secret laws and contractual restrictions to establish and protect proprietary rights in the Solutions Division's products and services. The Solutions Division has applied for various trademarks and patents.

     Use by customers of the Solutions Division's software is governed by executed license agreements. The Solutions Division also enters into written agreements with each of its resellers for the distribution of its software. In addition, the Solutions Division seeks to avoid disclosure of trade secrets by requiring each of its employees and others with access to proprietary information to execute confidentiality agreements. The Solutions Division protects its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.


EMPLOYEES

     At February 28, 2005, the Company had approximately 400 employees and approximately 200 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.


EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

      NAME                         AGE                 POSITION
--------------------------         ---         --------------------------

Fred Sturm                          47         Director, President and
                                                Chief Executive Officer,

Patrick Hutchins                    41         President, Products Division

Steven L'Heureux                    49         President, Solutions Division

Richard Vitelle                     51         Vice President, Finance,
                                               Chief Financial Officer
                                               and Corporate Secretary

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

     STEVEN L'HEUREUX was appointed as President of the Company's Solutions Division in December 2004. From 2003 to 2004, Mr. L'Heureux was the President of the Automation Solutions Group at Encoda Systems, Inc., an enterprise software solutions provider to the media industry. From 1999 to 2003, Mr. L'Heureux served as President of Odetics Broadcast, a subsidiary of Odetics, Inc., a supplier of equipment for the television broadcast, video security, telecommunications, and transportation safety industries.

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


ITEM 2.  PROPERTIES

     The Company's principal facilities, all leased, are as follows:


                           Square
       Location           Footage                       Use
----------------------    -------       ---------------------------------

Oxnard, California         98,000        Corporate office, Products Division
                                         offices and manufacturing plant

San Diego, California      36,000        Solutions Division offices

Oakland, California         3,000        Administrative and sales office

Newport Beach, California   1,000        Sales office

Vista, California           6,000        Product design facility

Reston, Virginia            3,000        Sales office

Chanhassen, Minnesota       4,000        Product design facility

Parsippany, New Jersey     12,000        Sales office and service center

Latham, New York            3,000        Administrative and sales office

Paris, France                 150        Sales office


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

Property lease lawsuit and cross-complaint

     On May 21, 2004, the Company was served with a lawsuit filed by the owner of a building in Camarillo, California that was formerly used as the Company's corporate offices and principal manufacturing plant under a 15-year lease agreement that expired on February 28, 2004. The building owner contends that it is owed approximately $500,000 for damages to the premises allegedly caused by the Company. In May 2004, the Company filed a cross-complaint, seeking payment by the building owner of approximately $180,000 in deposits and other amounts which the Company believes it is owed. In March 2005, the lawsuit and the cross-complaint were voluntarily withdrawn, and since that time the parties have been attempting to mediate the dispute. If the mediation fails to resolve the dispute, the parties have agreed in writing to submit the matter to binding arbitration. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended February 28, 2005, no matters were submitted to a vote of the Company's security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on The Nasdaq Stock Market under the ticker symbol CAMP. The following table sets forth for the last two years the quarterly high and low sale prices for the Company's Common Stock, as reported by Nasdaq:

                                                  LOW            HIGH
  Fiscal Year Ended February 28, 2005:
         1st Quarter                            $ 6.63          $17.20
         2nd Quarter                              5.12            8.20
         3rd Quarter                              5.57           10.00
         4th Quarter                              6.76           10.18

  Fiscal Year Ended February 28, 2004:
         1st Quarter                            $ 3.07          $ 4.23
         2nd Quarter                              3.07            4.42
         3rd Quarter                              4.05           11.60
         4th Quarter                              7.40           16.87

     At May 4, 2005 the Company had approximately 1,600 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 10,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

     At February 28, 2005, the Company had four stock option plans, the "1989 Plan", the "1999 Plan", the "2000 Plan" and the "2004 Plan". Options to purchase the Company's common stock have been granted to both employees and non-employee directors. Options can no longer be granted under the 1989, 1999 and 2000 Plans. The 1989, 1999 and 2004 Plans were approved by the Company's stockholders. The 2000 Plan and outstanding employee stock options thereunder were assumed by the Company in connection with the acquisition of Vytek on April 12, 2004.

     Further information about these plans is set forth in Note 8 to the consolidated financial statements. Certain information about the plans is as follows:

             Number of                              Number of securities
         securities to be     Weighted-average    remaining available for
           issued upon        exercise price       future issuance under
           exercise of        of outstanding        equity compensation
           outstanding           options,             plans (excluding
        options, warrants      warrants and        securities reflected in
           and rights             rights              the first column)
           -----------          ----------             -------------

            2,692,135              $10.48                2,797,500
            =========              ======                =========


ITEM 6.  SELECTED FINANCIAL DATA
                                          Year ended February 28,
                              -----------------------------------------------
                                   (In thousands except per share amounts)
OPERATING DATA                  2005      2004      2003      2002      2001
                              --------  --------  --------  --------  -------
Revenues                     $220,027  $128,616  $100,044  $100,715 $117,129
Cost of revenues              178,649   110,950    79,511    78,342   94,128
                             --------  --------   -------   -------  -------
Gross profit                   41,378    17,666    20,533    22,373   23,001
                             --------  --------   -------   -------  -------
Operating expenses:
  Research and development      8,320     5,363     5,982     7,337    6,066
  Selling                       6,397     2,336     2,560     3,456    3,460
  General and administrative   11,499     3,880     3,685     6,051    5,096
   Amortization of intangibles  1,643       104        96       270      270
   In-process research and
    development write-off          471        -         -         -        -
                             --------  --------   -------   -------  -------
Total operating expenses       28,330    11,683    12,323    17,114   14,892
                             --------  --------   -------   -------  -------
Operating income               13,048     5,983     8,210     5,259    8,109
                             --------  --------   -------   -------  -------
Non-operating income (exp.):
  Settlement of litigation         -         -        -      (1,125)      -
  Other income (expense), net   (120)     (243)     (215)        47     (359)
                             --------  --------   -------    ------- -------
Total non-operating expense     (243)     (243)     (215)    (1,078)    (359)
                             --------  --------   -------    ------- -------
Income from continuing
 operations before income tax  12,928     5,740     7,995     4,181    7,750

Income tax provision           (4,852)      (26)   (2,835)   (1,307)  (2,810)
                             --------  --------   -------   -------  -------
Income from continuing
 operations                     8,076     5,714     5,160     2,874    4,940
Income (loss) from discontinued
  operations, net of tax           -         -         -        (25)     269
Gain on sale of discontinued
  operations, net of tax           -         -         -      1,615       -
                             --------  --------   -------   -------  -------
Net income                   $  8,076  $  5,714   $ 5,160   $ 4,464 $  5,209
                             ========  ========   =======   =======  ========
Basic earnings per share:
  Income from
   continuing operations      $  0.38   $  0.39   $  0.35   $  0.21 $   0.37
  Income from discontinued
   operations                     -         -         -        -        0.02
  Gain on sale of disc. ops.      -         -         -        0.12       -
                              -------   -------   -------   -------  -------
                              $  0.38   $  0.39   $  0.35   $  0.33 $   0.39
                              =======   =======   =======   =======  =======
Diluted earnings per share:
   Income from
     continuing operations    $  0.36   $  0.37   $  0.35   $  0.21 $   0.35
   Income from discontinued
     operations                    -         -         -         -      0.02
   Gain on sale of disc. ops.      -         -         -       0.11       -
                              -------   -------   -------   -------  -------
                              $  0.36   $  0.37   $  0.35   $  0.32 $   0.37
                              =======   =======   =======   =======  =======


ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                              February 28,
                              -----------------------------------------------
                                               (In thousands)
                                2005      2004      2003      2002      2001
                              -------   -------   -------   -------   -------
BALANCE SHEET DATA

Current assets               $ 88,534   $67,365   $53,092   $45,739   $35,523

Current liabilities          $ 29,662   $24,722   $18,405   $15,480   $15,032

Working capital              $ 58,872   $42,643   $34,687   $30,259   $20,491

Current ratio                     3.0       2.7       2.9       3.0       2.4

Total assets                 $196,755   $98,619   $89,597   $56,688   $49,812

Long-term debt               $  7,679   $ 7,690   $12,569   $ 3,628   $ 4,500

Stockholders' equity         $158,288   $65,363   $58,623   $37,580   $29,624



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     CalAmp is a provider of wireless products and engineering services that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the healthcare industry, public safety organizations, telemetry and asset tracking markets, enterprise-class 802.11 'Wi-Fi' networks, and digital multimedia delivery applications.

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., for incorporation into complete subscription satellite television systems. The Company sells its other wireless access products directly to system operators as well as through distributors and system integrators.

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The acquisition of Vytek was motivated primarily by the strategic goal of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two U.S. DBS system operators. Concurrent with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business to form the new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

     Revenue consists principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 84% of consolidated revenue in the fiscal year ended February 28, 2005. The DBS system operators have approximately 25% share of the total subscription television market in the U.S. In calendar 2004, the size of the U.S. DBS market is estimated by industry analysts to have grown by 15% from 21.6 million subscribers to approximately 24.8 million subscribers at December 31, 2004.

     Demand for the Company's satellite television reception products is driven not only by the growth in the overall DBS subscriber base, but also by product upgrade cycles and subscriber "churn". Churn, which is defined as subscribers whose service is disconnected for any reason, is an important factor driving demand for the Company's satellite products because the outdoor reception equipment typically is not redeployed by the service provider when churn occurs. Average monthly churn in the U.S. DBS market was approximately 1.5% in calendar year 2004. Given the average size of the U.S. satellite television market of about 23 million subscribers during calendar 2004, this means that in calendar 2004 the aggregate churn amounted to approximately 4.4 million subscribers.

     The demand for the Company's products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

 * the timing, rescheduling or cancellation of orders from one of CalAmp's key customers in CalAmp's satellite products business and the Company's ability, as well as the ability of its customers, to manage inventory;

 * the rate of subscriber churn in the U.S. DBS market, and the ability of the system operators to manage and reduce their churn rates;

 * the rate of growth in the overall subscriber base in the U.S. DBS
   Market;

 * the economic and market conditions in the wireless communications markets;

 * CalAmp's ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner;

 * the rate at which CalAmp's present and future customers and end-users adopt the Company's products and technologies in its target markets; and

 * the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of the Company's products.

     For these and other reasons, the Company's net revenue in fiscal 2005 may not necessarily be indicative of future years' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

     Material opportunities for the Company include increasing the Company's market share for outdoor reception equipment in the U.S. DBS market, expanding its presence in wireless industry market segments for both fixed and mobile wireless applications, and leveraging CalAmp's high volume manufacturing capabilities to gain production contracts with customers of the Solutions Division's product design and consulting engineering services. The Company's principal challenges include eliminating the operating losses in the Solutions Division and improving Product Division gross margins.


Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2005, 2004 and 2003 fell on February 26, 2005, February 28, 2004 and March 1, 2003, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2005, 2004 and 2003 each consisted of 52 weeks.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 60.5% of the Company's fiscal 2005 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     During fiscal year 2003, the valuation allowance was reduced by $5,389,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. This reduction of the valuation allowance in fiscal year 2003 exhausted that portion of the valuation allowance that was related to tax benefits from option exercises. During fiscal years 2004 and 2005, the deferred tax asset valuation allowance was further reduced by $1,405,000 and $630,000, respectively, which had the effect of reducing income tax expense by corresponding amounts in these respective years.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the purchase price allocation described in Note 2 to the accompanying consolidated financial statements, $8,783,000 was the value assigned to Vytek's deferred tax assets, which is net of a valuation allowance of $1,892,000.

     At February 28, 2005 the Company's net deferred income tax asset was $11,403,000, which amount is net of a valuation allowance of $1,892,000.

     If in the future a portion or all of the $1,892,000 valuation allowance at February 28, 2005 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Vytek acquisition. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on its financial position or results of operations. SFAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal years 2005 and 2004, the Company recorded impairment writedowns of $241,000 and $739,000, respectively, on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers.

     The Company also adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2003. As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

      As further described in Note 2 to the accompanying consolidated financial statements, the goodwill of $71,896,000 that resulted from the Vytek acquisition was apportioned on the basis of a valuation analysis between the Company's Products Division and Solutions Division because both of these reporting units are expected to benefit from the synergies of this business combination. This valuation analysis resulted in an apportionment of the Vytek acquisition goodwill to the Products Division and the Solutions Division in the amounts of $36,847,000 and $35,049,000, respectively.

      As further described in Note 5 to the accompanying consolidated financial statements, the Company tested its Products Division goodwill for impairment as of December 31, 2004, which indicated that there was no impairment as of that date. The initial annual impairment test of the Solutions Division goodwill will be performed during the first quarter of fiscal 2006 using a testing date of April 30, 2005. Based on its most recent financial projections, and specifically on the improving trend of operating results that the Company expects for its Solutions Division in fiscal 2006 compared to fiscal 2005 as discussed further below under "Recent Developments", at the present time the Company does not believe that this fiscal 2006 first quarter impairment test will result in an impairment of the Solutions Division goodwill.

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

Recent Developments

     Subsequent to February 28, 2005, the Company experienced a significant reduction in orders from the U.S. DBS service providers, which are the two key customers of its Products Division. Based on information obtained from these key customers, the Company believes that the primary reason for the decline in orders is that these key customers are adjusting their inventory holding levels. The Company believes that this is a temporary situation and does not, in management's judgment, represent a fundamental shift either in its market share or the DBS industry as a whole. The Company expects that this decline in orders will adversely affect sales and results of operations for the first quarter of fiscal 2006. The Company believes that its DBS business will improve in the fiscal 2006 second quarter as these two key customers reach their target inventory levels and resume normal ordering patterns.

      The Company expects that the Solutions Division's operating loss in the fiscal 2006 first quarter will be reduced significantly from the operating loss of $2.1 million it incurred in the fourth quarter of fiscal 2005 as a result of continuing actions that are being taken to eliminate the losses in this division. It is a goal of the Company to bring this business into operating profitability by the fourth quarter of fiscal 2006.


Results of Operations, Fiscal Years 2003 Through 2005

     The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Income:

                                         Year Ended February 28,
                                      ----------------------------
                                       2005       2004       2003
                                      ------     ------     ------

Sales                                  100.0%     100.0%     100.0%
Cost of goods sold                      81.2       86.3       79.5
                                       -----      -----      -----
Gross profit                            18.8       13.7       20.5
                                       -----      -----      -----
Operating expenses:
  Research and development               3.8        4.2        6.0
  Selling                                2.9        1.8        2.6
  General and administrative             5.2        3.1        3.8
  Amortization of intangibles            0.8         -          -
   In-process research and
   development write-off                 0.2         -          -
                                       -----      -----      -----
Operating income                         5.9        4.6        8.1

Other expense, net                        -        (0.2)      (0.2)
                                       -----      -----      -----
Income before income taxes               5.9        4.4        7.9

Income tax provision                    (2.2)        -        (2.8)
                                       -----      -----      -----
Net income                               3.7%       4.4%       5.1%
                                       =====      =====      =====

     The Company's sales and gross profit by business segment for the last three years are as follows:

                                       REVENUE BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2005                 2004              2003
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Products          $194,835    88.6%    $128,616   100.0%   $100,044   100.0%
Solutions           25,192    11.4%        -         -         -         -
                   -------   -----      -------   -----     -------   -----
Total             $220,027   100.0%    $128,616   100.0%   $100,044   100.0%
                   =======   =====      =======   =====     =======   =====


                                    GROSS PROFIT BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2005                 2004              2003
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Products          $ 35,765    86.4%    $ 17,666   100.0%    $20,533   100.0%
Solutions            5,613    13.6%         -        -          -        -
                   -------   -----      -------   -----      ------   -----
Total             $ 41,378   100.0%    $ 17,666   100.0%    $20,533   100.0%
                   =======   =====      =======   =====      ======   =====


     The Products Division generates substantially all of its revenue from the sale of outdoor reception equipment for use with subscription satellite television programming services. Such products accounted for approximately 95%, 93% and 87% of total Products Division revenues in fiscal years 2005, 2004 and 2003, respectively. The remaining portion of the Products Division revenue in these fiscal years was generated primarily from the sale of wireless access equipment.


Fiscal Year 2005 compared to Fiscal Year 2004

     Revenue

     Products Division revenue in fiscal 2005 increased $66,219,000, or 51%, over fiscal 2004, primarily as the result of increased unit sales of DBS reception equipment, specifically LNBFs. Sales of DBS products increased during fiscal 2005 in part because the Company began volume shipments of two new products in the fiscal 2005 third quarter in support of customers' multi-satellite and digital video recorder service offerings. The increasing availability of high-definition television programming and the introduction of set-top boxes with integrated digital video recorders is driving demand for increasingly complex DBS outdoor reception equipment that the Company supplies. These latest generation satellite products typically have higher average selling prices than earlier generation DBS outdoor reception products.

     The Solutions Division revenue in fiscal 2005 represents the service operations of Vytek which was acquired effective April 12, 2004. The products manufacturing business of Vytek is included in the Products Division.

     Gross Profit and Gross Margins

     Products Division gross profit increased by $18,099,000, or 102%, in fiscal 2005 compared to fiscal 2004. Approximately one-half of the gross profit increase is attributable to the $66,219,000 increase in revenue in fiscal 2005, and the remaining gross profit increase is attributable to the year-over-year improvement in the gross margin percentage. The Products Division gross margin improved from 13.7% in fiscal 2004 to 18.4% in fiscal 2005.

     The gross margin improvement in fiscal 2005 is due mainly to the fact that the Products Division gross margin during fiscal 2004 was adversely affected by quarter-to-quarter volatility in ordering patterns from the Company's two key customers. This demand volatility required the Company to make a rapid contraction in production capability in the fiscal 2004 first quarter, and a rapid expansion of production capability in the fiscal 2004 third quarter, all of which adversely affected manufacturing efficiencies and gross margins during fiscal 2004.

     Fiscal 2005 gross profit and gross margin of the Solutions Division were $5,613,000 and 22.3%, respectively. During fiscal 2005 the Company took action to improve the cost structure and gross margins of the Solutions Division, and management expects that gross margins of this division will be higher in fiscal 2006.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense increased by $2,957,000 to $8,320,000 in fiscal 2005 from $5,363,000 in fiscal 2004. This increase in R&D expense was primarily due to the inclusion of the operations of the Solutions Division (formerly known as Vytek) in fiscal 2005, which accounted for $2,133,000 or 72% of the increase. The remaining increase is primarily attributable to increased salaries and temporary labor expense ($522,000), increased incentive compensation expense ($99,000), and increased workers compensation insurance expense ($155,000).

     Consolidated sales and marketing expenses increased by $4,061,000 in fiscal 2005 compared to fiscal 2004. Substantially all of this increase is attributable to the inclusion of the Solution Division's operations in fiscal 2005.

     Consolidated general and administrative expense increased from $3,880,000 last year to $11,499,000 this year. The $7,619,000 increase is primarily explained by the inclusion of the Solutions Division's operations in fiscal 2005, which accounted for $5,848,000 of the increase. The remaining increase is attributable primarily to increased auditing and accounting fees ($584,000), increased incentive compensation expense ($272,000), increased legal expense ($260,000), increased salaries and wages expense ($176,000), increased recruiting fees ($106,000), increased consulting fees ($78,000), and the fact that the gain on sales of property and equipment, which is netted against G&A expense, was $115,000 less in fiscal 2005 compared to fiscal 2004.

     Amortization expense of intangible assets in fiscal 2005 was $1,643,000, compared to $104,000 in fiscal 2004. This increase is attributable to the intangible assets arising from the acquisition of Vytek in April 2004. The write-off of in-process R&D of $471,000 in fiscal 2005 is also attributable to the Vytek acquisition.

     Operating Income

     Operating income was $13,048,000 and $5,983,000 during fiscal years 2005 and 2004, respectively. The increased profitability is attributable to the improvement in the satellite products portion of the Company's Products Division, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins".

     Fiscal 2005 operating income of $13,048,000 is comprised of operating income of the Products Division of $25,316,000, an operating loss of the Solutions Division of $8,051,000, and unallocated corporate expenses of $4,217,000. The Company has taken recent steps to reduce the losses of the Solutions Division by strengthening the sales and marketing organization, by reducing overhead costs, and by making a leadership change. Management is closely monitoring the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     During fiscal years 2005 and 2004, the deferred tax asset valuation allowance was reduced by $630,000 and $1,405,000, respectively, which had the effect of reducing income tax expense by corresponding amounts in these respective years. The effective income tax rate was 37.5% and 0.5% in fiscal years 2005 and 2004, respectively. The increase in effective tax rate in fiscal 2005 is attributable primarily to the fact that the reduction in the valuation allowance in fiscal 2004 as a percentage of fiscal 2004 pretax income was significantly greater than the reduction in the valuation allowance in fiscal 2005 as a percentage of fiscal 2005 pretax income. In addition, the Company was able to utilize a greater amount of tax credits in fiscal 2004 compared to fiscal 2005.


Fiscal Year 2004 compared to Fiscal Year 2003

     Sales

     Substantially all of the Company's satellite product sales consist of outdoor reception equipment for the U.S. Direct Broadcast Satellite (DBS) industry. Sales of satellite products increased $32,563,000, or 37%, in fiscal 2004 from fiscal 2003. This increase resulted primarily from substantially higher customer orders in fiscal 2004 for the newer generation LNBFs, which have higher average selling prices compared to older LNBF products. Also, satellite product revenues in the second half of fiscal 2003 were depressed because of lower unit sales of LNBF products caused by a delay in obtaining customer acceptance of new product designs that were approved in the latter part of fiscal 2003's third quarter. A new LNBF product was introduced during fiscal 2004 which generated sales of $8.8 million. Also, the number of units sold in fiscal 2004 for all other LNBF products was approximately 13% higher than in fiscal 2003, and the average selling price of these other LNBF products increased by approximately 16% in fiscal 2004 compared to fiscal 2003.

     Sales of non-satellite products in fiscal 2004 declined by $3,991,000, or 34%, from fiscal 2003. This decline resulted mainly because fiscal 2003's revenue included several large sales that were nonrecurring.

     Gross Profit and Gross Margins

     In fiscal 2004, gross profit on sales of satellite products declined by $1,286,000, or 7%, from fiscal 2003, and gross margin declined to 13.2% in fiscal 2004 from 19.5% in fiscal 2003. Despite the fact that satellite product sales in fiscal 2004 were 37% higher than in fiscal 2003, the quarter-to-quarter volatility of sales in fiscal 2004 was extreme, ranging from a low of $16.6 million in the first quarter and a high of $42.6 million in the third quarter. This volatility in fiscal 2004 sales, which resulted in similar volatility in manufacturing activity, was caused by rapid shifts in demand on the part of the two U.S. DBS system operators. This required the Company to make a rapid contraction in production capability in the fiscal 2004 first quarter, and a rapid expansion of production capability in the third quarter, all of which adversely affected manufacturing efficiencies and gross margins.

     Also contributing to the declines in gross profit and gross margin for satellite products in fiscal 2004 were the effect of persistent competitive pricing pressures on certain satellite products and significantly higher freight costs incurred for the procurement of raw materials and subassemblies in the third quarter of fiscal 2004. In addition, included in satellite cost of sales for fiscal 2004 were asset impairment writedowns of $739,000 on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers, and a lower of cost or market inventory writedown of $242,000.

     Gross profit for non-satellite products decreased $1,581,000, or 48%, and gross margin for non-satellite products decreased to 22.3% in fiscal 2004 from 28.3% in fiscal 2003. The decline in gross profit was primarily due to the 34% year-over-year decrease in sales. The decline in gross margin in fiscal 2004 was also attributable to the decrease in sales of non-satellite products, which resulted in higher unabsorbed fixed overhead costs that are included in cost of sales.

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

     Selling expense decreased by $224,000, or 9%, in fiscal 2004 to $2,336,000 from $2,560,000 in fiscal 2003. This decrease was primarily due to the fact that bad debts expense for fiscal 2003 included a charge of $258,000 to write down the carrying amount of an available-for-sale investment in common stock that had been received in fiscal 2002 in satisfaction of an accounts receivable balance from a customer that went through a legal reorganization.

     General and administrative expense increased by $203,000 in fiscal 2004 compared to fiscal 2003. This increase was primarily due to the Company's relocation of its facilities in Ventura County, California during the fourth quarter of fiscal 2004. Expense incurred in connection with this relocation amounted to approximately $255,000.

     Non-operating Expense, Net

     Net non-operating expense increased by $28,000 from $215,000 in fiscal 2003 to $243,000 in fiscal 2004. This increase in net non-operating expense was primarily attributable to a decline in foreign currency gains from $97,000 in fiscal 2003 to $75,000 in fiscal 2004.

     Income Taxes

     The effective income tax rate was 0.5% and 35.5% in fiscal years 2004 and 2003, respectively. The decline in effective tax rate in fiscal 2004 was attributable primarily to the fact that, in fiscal 2004, reductions in the deferred tax asset valuation allowance had a corresponding impact on the income tax provision. Prior to fiscal 2004, reductions of the deferred tax asset valuation allowance were offset by increases in additional paid-in capital, and accordingly the effective income tax rate in fiscal 2003 was not impacted by reductions in the valuation allowance.


Liquidity and Capital Resources

      The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $31,048,000 at February 28, 2005, and its $10 million working capital line of credit with a bank. During fiscal year 2004, cash and cash equivalents increased by $8,163,000. This net increase consisted of cash provided by operating activities of $12,536,000, proceeds from sale of property and equipment of $1,749,000, and proceeds from stock option exercises of $1,056,000, less cash used for capital expenditures of $2,359,000, net repayments of debt of $3,043,000 and cash used in the Vytek acquisition of $1,776,000.

      Net cash provided by operating activities during fiscal 2005 was $12,536,000, comprised of $17,641,000 (net income of $8,076,000 after adjustment for non-cash items of $9,565,000) reduced by cash used in operating working capital of $5,105,000.

      Cash was used by an increase in operating working capital during fiscal 2005 in the aggregate amount of $5,105,000, comprised of a $3,192,000 increase in accounts receivable, a $825,000 increase in inventories, a $1,237,000 decrease in accounts payable, and a decrease of $3,114,000 in accrued liabilities, partially offset by a $3,263,000 decrease in prepaid expenses and other assets.

      The Company believes that inflation and foreign currency exchange rates did not have a material effect on its operations in fiscal 2005. The Company believes that fiscal 2006 will not be impacted significantly by foreign exchange since substantially all of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     At February 28, 2005 the Company had a $10 million working capital line of credit with a commercial bank that matures on August 3, 2006. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. At February 28, 2005, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $3,674,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit. The Company also has two term loans with this bank that had an aggregate outstanding principal balance of $7,465,000 at February 28, 2005, as further described in Note 6 to the consolidated financial statements.

     The bank credit agreement that encompasses the working capital line of credit and the two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, a current ratio of not less than 2.0, a leverage ratio of not more than 2.25, tangible net worth of at least $19,050,000 (such minimum amount increasing by $1 million annually beginning on March 1, 2003), cash and cash equivalents not less than $8 million, and net income of at least $1.00 in each fiscal year. The Company's bank credit agreement also prohibits payment of dividends without the prior written consent of the bank. At February 28, 2005 and 2004, the Company was in compliance with all such covenants. The bank credit agreement contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined in the credit agreement) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past five years, and based on the Company's internal financial forecasts for the next year, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2005 (in thousands):

                         Payments Due by Period
                     -------------------------------
                      Less
Contractual           Than     1-3    3-5
Obligations          1 year   years  years    Total
---------------      ------ -------  ------  -------

Debt               $ 2,823  $ 7,642  $  -     $10,465

Capital leases          82       42     -         124

Operating leases     2,129    5,464   3,743    11,336

Purchase
 obligations        22,513      -       -      22,513
                   -------  -------  ------   -------
Total contractual
 cash obligations  $27,547  $13,148  $3,743   $44,438
                   =======  =======  ======   =======

     Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

     The Company believes that its cash on hand, its cash generated from operations and the amount available under its working capital line of credit, are collectively sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations.


New Authoritative Pronouncements

     See Note 1 of the accompanying consolidated financial statements for a description of new authoritative accounting pronouncements either recently adopted or which had not yet been adopted by the Company as of the end of fiscal 2005


Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, new technologies, the Company's ability to eliminate operating losses in its Solutions Division and make this business segment profitable, and other risks and uncertainties that are set forth under the heading "Risk Factors" in the Company's registration statement on Form S-4 (number 333-112851) as filed with the Securities and Exchange Commission on February 13, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At February 28, 2005, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents levels to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates would have an annual impact of approximately $100,000 net of tax on the Company's consolidated statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.

      CalAmp Corp. management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of CalAmp Corp. believes that, as of February 28, 2005, the Company's internal control over financial reporting is effective based on those criteria.

      CalAmp Corp. acquired Vytek Corporation on April 12, 2004, and as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2005, Vytek Corporation's internal control over financial reporting associated with total assets of $82,663,000 and total revenues of $26,912,000 included in the consolidated financial statements of CalAmp Corp. and subsidiaries as of and for the year ended February 28, 2005.

      KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended February 28, 2005, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


 /s/ Richard K. Vitelle   VP Finance, Chief Financial
______________________    Officer and Treasurer
   Richard Vitelle        (principal accounting officer)


 /s/ Fred M. Sturm        President, Chief Executive
______________________    Officer and Director
   Fred M. Sturm          (principal executive officer)

          Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CalAmp Corp:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that CalAmp Corp. maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cal Amp Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that CalAmp Corp. maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CalAmp Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CalAmp Corp. acquired Vytek Corporation and subsidiaries ("Vytek") on April 12, 2004, and management excluded from its assessment of the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2005, Vytek's internal control over financial reporting associated with total assets of $82,663,000 and total revenues of $26,912,000 included in the consolidated financial statements of CalAmp Corp. and subsidiaries as of and for the year ended February 28, 2005. Our audit of internal control over financial reporting of CalAmp Corp. also excluded an evaluation of the internal control over financial reporting of Vytek.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2005, and our report dated May 5, 2005 expressed an unqualified opinion on those consolidated financial statements.


(signed) KPMG LLP

Los Angeles, California
May 5, 2005




           Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CalAmp Corp.:

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated May 5, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


(signed) KPMG LLP

Los Angeles, California
May 5, 2005

                                       CALAMP CORP.
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT PAR VALUE)

                                                           February 28,
                                                      ---------------------
                                                        2005         2004
                                                      --------     --------
             Assets
Current assets:
   Cash                                               $ 31,048     $ 22,885
   Accounts receivable, less allowance for
    doubtful accounts of $477 and $211 at
    February 28, 2005 and 2004, respectively            27,027       18,579
   Inventories, net                                     21,465       20,253
   Deferred income tax assets                            6,118        2,404
   Prepaid expenses and other current assets             2,876        3,244
                                                      --------     --------
          Total current assets                          88,534       67,365
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,383        5,358
Deferred income tax assets, less current portion         5,285        4,359
Goodwill                                                92,834       20,938
Other intangible assets, net                             4,028          200
Other assets                                               691          399
                                                      --------     --------
                                                      $196,755     $ 98,619
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,897     $  3,603
   Accounts payable                                     18,389       17,395
   Accrued payroll and employee benefits                 3,652        1,513
   Other current liabilities                             3,127        2,211
   Deferred revenue                                      1,597          -
                                                      --------     --------
          Total current liabilities                     29,662       24,722
                                                      --------     --------
Long-term debt, less current portion                     7,679        7,690
Other non-current liabilities                            1,126          844

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 22,714 and 14,910 shares issued
    and outstanding at February 28, 2005 and
    2004, respectively                                     227          149
   Additional paid-in capital                          131,784       44,486
   Less common stock held in escrow                     (2,548)         -
   Retained earnings                                    29,626       21,550
   Accumulated other comprehensive loss                   (801)        (822)
                                                      --------     --------
          Total stockholders' equity                   158,288       65,363
                                                      --------     --------
                                                      $196,755     $ 98,619
                                                      ========     ========
            See accompanying notes to consolidated financial statements.

                                  CALAMP CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year ended February 28,
                                             -----------------------------
                                               2005       2004       2003
                                             --------   --------   -------
Revenues:
  Product sales                             $200,098    $128,616   $100,044
  Service revenues                            19,929         -          -
                                            --------    --------   --------
     Total revenues                          220,027     128,616    100,044
                                            --------    --------   --------

Cost of revenues:
  Cost of product sales                      163,154     110,950     79,511
  Cost of service revenues                    15,495         -          -
                                            --------    --------   --------
     Total cost of revenues                  178,649     110,950     79,511
                                            --------    --------   --------

Gross profit                                  41,378      17,666     20,533
                                            --------    --------   --------
Operating expenses:
  Research and development                     8,320       5,363      5,982
  Selling                                      6,397       2,336      2,560
  General and administrative                  11,499       3,880      3,685
  Amortization of intangibles                  1,643         104         96
  In-process research and development
    write-off                                    471         -          -
                                            --------    --------   --------
Total operating expenses                      28,330      11,683     12,323
                                            --------    --------   --------
Operating income                              13,048       5,983      8,210

Non-operating expense:
  Other expense, net                            (120)       (243)      (215)
                                            --------    --------   --------
Income before income taxes                    12,928       5,740      7,995

Income tax provision                          (4,852)        (26)    (2,835)
                                            --------    --------   --------
Net income                                  $  8,076    $  5,714   $  5,160
                                            ========    ========   ========

Earnings per share:
  Basic                                     $   0.38    $   0.39   $   0.35
  Diluted                                   $   0.36    $   0.37   $   0.35

Shares used in computing basic and
  diluted earnings per share:
    Basic                                     21,460      14,791     14,639
    Diluted                                   22,193      15,390     14,870


            See accompanying notes to consolidated financial statements.

                                     CALAMP CORP.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                         Accum-
                                                                        ulated
                                                    Common              Other   Total
                      Common Stock     Additional   Stock               Compre- Stock-
                     --------------     Paid-in      Held    Retained   hensive holders
                     Shares    Amount   Capital   in escrow  Earnings    Loss   Equity
                     ------    ------    ------   ---------  -------    ------  ------
Balances at
 February 28, 2002    13,630   $  136    $27,569   $   -     $10,676    $(801) $37,580
Net income and compre-
 hensive income           -        -          -        -       5,160      -      5,160
Exercise of stock
 options                  64        1        159       -         -        -        160
Issuances of
 common stock          1,051       10     10,074       -         -        -     10,084
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -       5,639       -         -        -      5,639
                      ------   ------    -------  --------   -------  ------   -------
Balances at
 February 28, 2003    14,745      147     43,441       -      15,836    (801)   58,623
Net income                -        -          -        -       5,714      -      5,714
Unrealized loss on
 available-for-sale
 investments              -        -          -        -         -       (21)      (21)
                                                                                ------
Comprehensive income                                                             5,693
Exercise of stock
 options                 165        2        615       -         -        -        617
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -         430       -         -        -        430
                      ------   ------    -------  --------   -------   ------  -------
Balances at
 February 28, 2004    14,910      149     44,486       -      21,550    (822)   65,363
Net income                -        -          -        -       8,076      -      8,076
Change in unrealized
 loss on available-
 for-sale investments     -        -          -        -         -        21        21
                                                                                ------
Comprehensive income                                                             8,097
Issuance of common
 stock for Vytek
 acquisition           8,123       81     91,090   (9,624)       -         -    81,547
Cancellation of
 escrow shares          (628)      (6)    (7,070)   7,076        -        -        -
Fair value of options
 and warrants assumed
 in acquisition           -        -       1,837       -         -        -      1,837
Exercise of stock
 options                 309        3      1,053       -         -        -      1,056
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -         388       -         -        -        388
                      ------   ------    -------  --------    -------  ------ --------
Balances at
 February 28, 2005    22,714   $  227   $131,784 $ (2,548)   $ 29,626 $(801)  $158,288
                      ======   ======   ======== =========   ======== ======  ========

            See accompanying notes to consolidated financial statements.

                                  CALAMP CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                   Year ended February 28,
                                               ------------------------------
                                                 2005       2004       2003
                                               --------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  8,076   $  5,714   $ 5,160
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                   4,340      3,400     3,669
  Write-off of in-process research and
   development                                      471        -         -
  Property and equipment impairment writedowns      241        739       -
  Gain on sale of equipment                         (76)      (227)     (157)
  Increase in equity associated with tax
   benefit from exercise of stock options           388        430     5,639
  Deferred tax assets, net                        4,201       (233)   (2,950)
 Changes in operating assets and liabilities:
    Accounts receivable                          (3,192)    (2,351)   (7,834)
    Inventories                                    (825)    (7,391)   (2,360)
    Prepaid expenses and other assets             3,263       (573)      (61)
    Accounts payable                             (1,237)     5,842     5,840
    Accrued liabilities                          (3,114)       744    (1,467)
                                               --------   --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        12,536      6,094     5,479
                                               --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (2,359)    (3,693)   (1,670)
Proceeds from sale of property and equipment      1,749      2,201       327
Acquisition of Kaul-Tronics                         -          -     (16,534)
Acquisition of Vytek, net of
 cash acquired                                   (1,776)       -          -
                                               --------   --------  --------
NET CASH USED IN INVESTING ACTIVITIES            (2,386)    (1,492)  (17,877)
                                               --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                      2,000      1,000    12,000
Debt repayments                                  (5,043)    (5,281)     (971)
Proceeds from exercise of stock options           1,056        617       160
                                               --------   --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                      (1,987)    (3,664)   11,189
                                               --------   --------  --------
Net change in cash and cash equivalents           8,163        938    (1,209)
Cash and cash equivalents at beginning of year   22,885     21,947    23,156
                                               --------   --------  --------
Cash and cash equivalents at end of year       $ 31,048   $ 22,885  $ 21,947
                                               ========   ========  ========

            See accompanying notes to consolidated financial statements.

                                 CALAMP CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business

      CalAmp Corp. ("CalAmp or the "Company"), formerly known as California Amplifier, Inc., designs, manufactures and markets microwave equipment used in the reception of television programming transmitted from satellites and wireless terrestrial transmission sites, and two-way transceivers used for wireless high-speed Internet (broadband) service. The Company's principal business is the design and sale of outdoor reception equipment used in the U.S. Direct Broadcast Satellite ("DBS") subscription television market.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its two wholly-owned subsidiaries, California Amplifier SARL (a French corporation) and CalAmp Solutions Holdings, Inc. (formerly known as Vytek Corporation). All significant intercompany transactions have been eliminated in consolidation.

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

Fiscal Year

      The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2005, 2004 and 2003 fell on February 26, 2005, February 28, 2004 and March 1, 2003, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2005, 2004 and 2003 each consisted of 52 weeks.


Revenue Recognition

      The Company's Products Division recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collection of the sales price is probable. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of "FOB Destination" terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers do not have rights of return except for defective products returned during the warranty period.

      Revenues of the Company's Solutions Division consist of the sales of hardware products, software and software maintenance, and services. Product revenues of the Solutions Division are generally recognized upon shipment of goods, except that some product revenues associated with systems design and engineering contracts are recognized on the percentage of completion method principally utilizing labor costs to measure the extent of progress toward completion.

      The Company generally licenses its software pursuant to multiple element arrangements that include maintenance. Where no significant obligations remain, software license revenue is recognized upon delivery of the software provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement and vendor specific objective evidence exists to allocate the total fee to the elements of the arrangement.

      Revenues from maintenance and software support services, which includes upgrades, are generally collected before the services are performed and are recognized ratably over the period of the services. The Company's software maintenance arrangements do not contain specific upgrade rights.

      Service revenues are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is probable. Generally, contracts for services call for billings on a time and material basis; however, in instances when a fixed-fee contract is signed, revenue is recognized on a percentage of completion basis. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as sales. Shipping and handling fees included in revenues for fiscal years 2005, 2004 and 2003 were $239,000, $345,000 and $574,000, respectively.

Concentrations of Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of money market instruments and trade receivables. The Company currently invests its excess cash in money market mutual funds managed by or affiliated with its U.S. commercial bank. The Company had cash and cash equivalents in one U.S. bank in excess of federally insured amounts. Cash and cash equivalents in U.S. and foreign banks are as follows (in thousands):

                                     February 28,
                                --------------------
                                 2005          2004
                                ------        ------
U.S. banks                     $28,149       $22,280
Foreign banks                    2,899           605
                               -------       -------
                               $31,048       $22,885
                               =======       =======

      Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated annual revenues in any one of the last three years, as a percent of consolidated revenues, are as follows:

                               Year ended February 28,
                           ------------------------------
             Customer       2005        2004        2003
             --------      ------      ------      ------
                A           43.4%       39.4%       43.8%
                B           17.1%       22.9%        9.8%

      Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                                     February 28,
                                --------------------
             Customer            2005          2004
             --------           ------        ------
                A                49.8%        49.4%
                B                25.2%        22.0%

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

      At February 28, 2004, the Company had no trading or held-to-maturity investments. Its sole available-for-sale investment, acquired in connection with the settlement during fiscal year 2002 of a former customer's outstanding accounts receivable balance, had a carrying value of $24,000 at February 28, 2004 and is included in prepaid expenses and other current assets in the accompanying balance sheet at that date. The Company recorded an impairment charge of $258,000 on this investment during fiscal 2003, which is included in selling expenses in the accompanying consolidated statement of income because the investment asset had been initially recorded in fiscal 2002 with an offsetting reduction of bad debts expense, which is also classified as a selling expense. During fiscal 2004, the Company sold a portion of this investment, which generated net cash proceeds of $29,000. At February 28, 2004, the Company had an unrealized holding loss of $21,000 for this available-for-sale investment that was carried as a component of accumulated other comprehensive loss. This loss of $21,000 was realized in fiscal 2005 upon the sale of the investment. At February 28, 2005, the Company had no investments.

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

Operating Leases

      Rent expense under operating leases is recognized on a straight-line basis over the lease term. The difference between the rent expense and the rent payment is recorded as a deferred rent liability.

      The Company accounts for tenant allowances in lease agreements as a deferred rent liability. The liability is then amortized on a straight-line basis over the lease term as a reduction of rent expense.

      The deferred rent liability is included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

Goodwill

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Through the end of fiscal 2002, goodwill was amortized on a straight-line basis over 15 years. As a result of adopting Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" at the beginning of fiscal 2003, goodwill is no longer being amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Warranty

      The Company warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years. See Note 10 for a table of annual increases in and reductions of the warranty liability for the last three years.

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

Foreign Currency Translation and Accumulated Other Comprehensive Loss Account

      Prior to February 1, 2002, the Company's French subsidiary used the local currency as its functional currency. The local currency was the French franc until January 1, 2002 and the Euro beginning on that date. The financial statements of the French subsidiary were translated into U.S. dollars using current or historical exchange rates, as appropriate, with translation gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheet.

      In connection with the conversion of the French subsidiary's local currency from the French franc to the Euro, effective January 1, 2002, the Company evaluated which currency, the Euro or the U.S. dollar, was best suited to be used as the functional currency. On the basis of this evaluation, management determined that the functional currency should be changed from the Euro to the U.S. dollar, and this change was made effective February 1, 2002. As a result of this change, the foreign currency translation account balance of $801,000 included in accumulated other comprehensive loss will remain unchanged until such time as the French subsidiary ceases to be part of the Company's consolidated financial statements. No income tax expense or benefit has been allocated to this component of accumulated other comprehensive loss because the Company expects that undistributed earnings of this foreign subsidiary will be reinvested indefinitely.

      The aggregate foreign exchange gains included in determining income before income taxes were $35,000, $75,000 and $97,000 in fiscal 2005, 2004 and 2003, respectively.

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------
  Net income as reported              $8,076       $5,714       $5,160

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                        (1,647)      (2,672)      (2,681)
                                       -----        -----        -----
  Pro forma net income                $6,429       $3,042       $2,479
                                       =====        =====        =====
  Earnings per share:
     Basic -
       As reported                      $.38         $.39         $.35
       Pro forma                        $.30         $.21         $.17

     Diluted -
       As reported                      $.36         $.37         $.35
       Pro forma                        $.29         $.20         $.17


Recent Authoritative Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company plans to adopt SFAS 151 at the beginning of its fiscal 2007. The Company believes that SFAS 151, when adopted, will not have a significant impact on its financial position or results of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will be required to adopt SFAS 123R at the beginning of its fiscal 2007. The Company believes that the adoption of SFAS 123R could have a material impact on the amount of earnings it reports in fiscal 2007. The Company has not yet determined the specific impact that adoption of this standard will have on its financial position or results of operations.

Reclassifications

      The accompanying consolidated financial statements for fiscal 2004 contain certain reclassifications to conform with the presentation used in fiscal 2005. Specifically, in the fiscal 2004 consolidated statement of cash flows, a $1,000,000 reimbursement from the landlord for the cost of leasehold improvements made to the Company's leased headquarters facility was reclassified from cash flows from investing activities to cash flows from operating activities. And in the February 28, 2004 consolidated balance sheet, property, equipment and improvements was increased by $977,000 with a corresponding increase in deferred rent. Of the deferred rent amount, $133,000 was included in other current liabilities and $844,000 was included in other non-current liabilities at February 28, 2004.


Note 2 - VYTEK ACQUISITION

      On April 12, 2004, the Company acquired Vytek Corporation, a privately held company headquartered in San Diego, California, pursuant to an acquisition agreement entered into and announced on December 23, 2003. The transaction was approved by the stockholders of both companies during special meetings held on April 8, 2004.

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

      Pursuant to the acquisition agreement, the Company issued approximately 8,123,400 shares of common stock as the purchase consideration, of which 854,700 shares were originally placed into an escrow account and approximately 7,268,700 shares were issued to the selling shareholders of Vytek. The Company also assumed all unexercised Vytek stock options and stock purchase warrants that were outstanding at the time of the merger.

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

      The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of the CalAmp's common stock deposited into the escrow account were to serve as security for potential indemnity claims by the Company under the acquisition agreement. The acquisition agreement provided that in the event Vytek's balance sheet as of the acquisition date reflected working capital (as defined in the acquisition agreement) of less than $4 million, then CalAmp could recover such deficiency from the escrow account (the "Working Capital Adjustment"). On November 19, 2004, the Company and the selling stockholders of Vytek reached an agreement on the final Working Capital Adjustment of $4,907,000, which equated to 628,380 shares of CalAmp's common stock based on its average share price (as defined in the acquisition agreement). These 628,380 shares were canceled and were returned to the status of authorized, unissued shares. As of February 28, 2005, there were 226,320 shares of CalAmp's common stock remaining in the escrow account. Subject to any claims by the Company for indemnification, except for an amount equal in value to $2 million, all shares of the Company's common stock in the escrow account will be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. All remaining shares of the Company's common stock, if any, in the escrow account will be released to the Vytek selling stockholders two years after the April 12, 2004 closing date, subject to any then pending and unresolved claims for indemnification.

      Following is the calculation of the recorded value of common stock issued and options and warrants assumed in the Vytek acquisition (in thousands, except per share amounts):

                                                        Deposited
                                           Issued to    to escrow
                                            sellers      account      Total
                                            -------      -------     -------
    Number of common shares issued          7,268.7        854.7     8,123.4
    Escrow shares canceled                      -         (628.4)     (628.4)
                                            -------      -------     -------
    Shares issued net of cancellation       7,268.7        226.3     7,495.0
    Fair market value per share             $ 11.26      $ 11.26     $ 11.26
                                            -------      -------     -------
    Value of shares issued                  $81,847      $ 2,548     $84,395
    Less stock registration costs              (300)         -          (300)
                                            -------      -------     -------
    Fair value of shares issued net
     of registration costs                   81,547        2,548      84,095
    Fair value of fully vested Vytek options
     and warrants assumed by CalAmp           1,837          -         1,837
                                            -------      -------     -------
    Recorded value of common shares issued
     and assumed options and warrants       $83,384      $ 2,548     $85,932
                                            =======      =======     =======

      The common shares deposited to the escrow account are, for accounting purposes, treated as contingent consideration, and accordingly are excluded from the purchase price determination until such time as the shares are issued to the sellers from the escrow account.

      Following is the purchase price allocation for the Vytek acquisition (in thousands):

     Recorded value of common stock issued to sellers
      and assumed options and warrants (excluding shares
      deposited to escrow account) ...............................   $83,384
     Direct costs of acquisition including legal,
      accounting and financial advisory fees .....................     2,630
                                                                      ------
     Total cost of Vytek acquisition (excluding common
      stock held in the escrow account) ..........................    86,014

     Fair value of net assets acquired:
       Current assets ....................................   $ 8,341
       Property and equipment ............................     1,185
       Intangible assets:
         Developed/core technology .............   $3,349
         Customer lists ........................    1,127
         Contracts backlog .....................      845
         In-process research and development ...      471
                                                    -----
           Total intangible assets........................     5,792
       Deferred tax assets, net...........................     8,783
       Other assets ......................................     2,124
       Current liabilities ...............................   (11,811)
       Long-term liabilities .............................      (296)
                                                              ------
        Total fair value of net assets acquired ...................   14,118
                                                                      ------
     Goodwill .....................................................  $71,896
                                                                      ======

      Factors that contributed to a purchase price that resulted in the recognition of goodwill include the following: (i) CalAmp's core satellite products business is heavily dependent on just two key customers, and it was believed that the Vytek acquisition would provide CalAmp with both customer diversification and the opportunity to expand into product markets that offer higher long-term growth potential; (ii) the acquisition was expected to provide the opportunity for certain operational cost efficiencies for the combined organization; (iii) Vytek, through its roll-up strategy, had acquired seven operating companies from April 2000 through April 2003, and CalAmp believed that acquiring Vytek would accelerate its expansion into the wireless product vertical markets served by Vytek's various operating units;
(iv) Vytek is primarily a provider of professional design and engineering services, and consequently it had a relatively small amount of net tangible assets at the time of the acquisition by CalAmp; and (v) CalAmp's stock price increased significantly immediately following the announcement of the merger agreement on December 23, 2003, which increased the value ascribed to the common stock shares issued, and the resultant goodwill, by approximately $17 million.

      Another motivating factor for the acquisition of Vytek was the belief that CalAmp and Vytek had complementary strengths -- CalAmp's radio frequency
(RF) engineering expertise, high volume manufacturing capability, leadership position as a supplier of microwave reception and transmission equipment and strong balance sheet, with Vytek's hardware and software design expertise for wireless access and mobile computing solutions, diversified customer base arrayed across a number of vertical markets, and a larger, more geographically dispersed sales and marketing force.

      Concurrent with the acquisition, CalAmp realigned its operations into a divisional structure in which the Company's existing satellite products and wireless access products businesses were combined, together with Vytek's products manufacturing business, into a new Products Division. The remainder of Vytek's operations, consisting of revenues generated by professional engineering services and the development of software applications, comprise the Solutions Division.

      The goodwill of $71,896,000 that resulted from the Vytek acquisition was apportioned between the Company's two reporting units (the Products Division and the Solutions Division) because both reporting units are expected to benefit from the synergies of the merger. An independent valuation specialist was engaged to perform this goodwill apportionment analysis. The Company provided the valuation specialist with (i) Vytek's financial forecasts that existed at the time of the acquisition in April 2004, and (ii) management's estimate of the incremental revenue and profits expected to be generated by the Products Division reporting unit that are attributable to the business combination synergies. The valuation specialist then segregated the projected cash flows between those associated with the Products Division reporting unit and those associated with the Solutions Division reporting unit. The cash flows attributable to the Products Division reporting unit in this valuation analysis did not include any revenues, profits or cash flows associated with CalAmp's legacy satellite products and wireless access businesses. Residual values were then calculated to estimate the earnings of the businesses beyond the forecast period. Next, the present values of the forecasted cash flows and residual values for each reporting unit were determined through a discounted cash flow analysis to arrive at the fair value of the acquired business segregated into the two reporting units. From these fair value amounts the valuation specialist subtracted the fair value of the identifiable net assets acquired to arrive at the goodwill amounts for each reporting unit. This process resulted in an apportionment of the total Vytek acquisition goodwill to the Products Division and the Solutions Division in the amounts of $36,847,000 and $35,049,000, respectively.

     Following is a table that summarizes the results of the process described in the preceding paragraph by which the Vytek acquisition goodwill was assigned to the Company's two reporting units (in thousands):

                                            Reporting Unit
                                        ----------------------
                                         Products     Solutions
                                         Division      Division      Total
                                        ---------     ---------     -------
Fair value of acquired business           $36,064      $49,949      $86,013

Less fair value of identifiable
 net assets acquired:
   Deferred income tax assets, net           (244)      (8,539)      (8,783)
   Identifiable intangible assets             -         (5,792)      (5,792)
   Other                                    1,027         (569)         458
                                          -------      -------      -------

Goodwill                                  $36,847      $35,049      $71,896
                                          =======      =======      =======


      The goodwill arising from the Vytek acquisition is not deductible for income tax purposes.

      The $471,000 allocated to in-process research and development in the purchase price allocation above was charged to expense immediately following the acquisition. At the acquisition date, the Company was expected to incur approximately $300,000 to complete the in-process technology.

      The following is supplemental pro forma information presented as if the acquisition of Vytek had occurred at the beginning of each of the respective periods (in thousands):

                                     Year Ended             Year Ended
                                 February 28, 2005       February 28, 2004
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenues                     $220,027    $224,188     $128,616    $176,484

  Net income                   $  8,076    $  7,293     $  5,714    $ (4,196)

  Earnings per share:
    Basic                      $   0.38    $   0.32     $   0.39    $  (0.19)
    Diluted                    $   0.36    $   0.31     $   0.37    $  (0.19)

      The pro forma adjustments for the year ended February 28, 2005 consist of adding Vytek's estimated results of operations for the six weeks ended April 12, 2004, because Vytek is included in the "As reported" amounts for the 46 week period from the April 12 acquisition date to February 28, 2005.

      The pro forma adjustments for the year ended February 28, 2004 consist of adding Vytek's results of operations for the twelve months ended March 31, 2004.


NOTE 3 - INVENTORIES

      Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2005            2004
                                      -------          ------
Raw materials                         $17,680         $11,671
Work in process                           676             417
Finished goods                          3,109           8,165
                                      -------         -------
                                      $21,465         $20,253
                                      =======         =======


NOTE 4 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following (in thousands):
                                            February 28,
                                      -----------------------
                                        2005            2004
                                      -------          ------
Buildings and improvements            $ 1,344         $ 1,220
Plant equipment and tooling            14,619          15,493
Office equipment, computers
 and furniture                          4,657           3,077
                                      -------         -------
                                       20,620          19,790
Less accumulated depreciation
 and amortization                     (15,237)        (14,432)
                                      -------         -------
                                      $ 5,383         $ 5,358
                                      =======         =======


Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      As a result of adopting SFAS 142 at the beginning of fiscal 2003, the Company no longer records amortization on goodwill. Instead, goodwill is tested periodically for impairment. The change in the carrying amount of goodwill is as follows (in thousands):

         Balance as of February 28, 2004              $ 20,938

         Goodwill acquired in April 2004 (Note 2)       71,896
                                                       -------
         Balance as of February 28, 2005              $ 92,834
                                                      ========

      The goodwill balance of $20,938,000 at February 28, 2004 is associated entirely with the Products Division. As described further in Note 2, the $71,896,000 goodwill amount arising from the Vytek acquisition was allocated to the Company's Products Division and Solutions Division in the amounts of $36,847,000 and $35,049,000, respectively, based on the relative benefits that were expected to be derived from the acquisition.

      Impairment tests of goodwill associated with the Products Division are conducted annually as of December 31. These tests, conducted as of December 31, 2004, 2003 and 2002, indicated that there was no impairment of Products Division goodwill as of those dates. The Company used a discounted cash flow approach to estimate the fair value of the Products Division in these impairment tests. The initial annual impairment test of the Solutions Division goodwill balance will be performed during the first quarter of fiscal 2006 using a testing date of April 30, 2005.

      Intangible assets are comprised as follows (in thousands):

                            February 28, 2005          February 28, 2004
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $3,349   $  592   $2,757   $   -     $  -    $   -
Customer lists  5 yrs.     1,127      199      928       -        -        -
Contracts
 backlog        1 yr.        845      748       97       -        -        -
Covenants not
 to compete     4.1 yrs.     400      304       96      400      200      200
Licensing right 2 yrs.       200       50      150       -        -        -
                          ------   ------    -----    -----    -----    -----
                          $5,921   $1,893   $4,028   $  400   $  200   $  200
                          ======   ======    =====    =====    =====    =====

     All intangible assets in the table above resulted from the acquisition of Vytek in April 2004 except for the covenants not to compete and licensing rights. The covenants not to compete arose from the acquisition of the satellite dish manufacturing business of Kaul-Tronics in April 2002. The licensing right which was acquired by the Solutions Division in September 2004 is being amortized to cost of revenues.

      Amortization expense of intangible assets was $1,693,000, $104,000 and $96,000 for the years ended February 28, 2005, 2004 and 2003, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2006   $1,187,000
                 2007   $  945,000
                 2008   $  895,000
                 2009   $  895,000
                 2010   $  106,000


NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Working capital line of credit

      At February 28, 2005, the Company had a $10 million working capital line of credit with a commercial bank. The maturity date of the line of credit is August 3, 2006. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. At February 28, 2005, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $3,674,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit.

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2005            2004
                                                    ------          ------
Bank term loan payable, interest floating at
 LIBOR plus 1.75% or bank prime rate, principal
 due in monthly installments of $86 through
 August 2006                                        $ 1,362        $ 2,390
Bank term loan payable, interest floating at
 LIBOR plus 1.75% or bank prime rate, principal
 due in monthly installments of $150 through
 April 2008                                           6,103          7,903
Bank working capital line of credit                   3,000          1,000
Capital lease obligations                               111            -
                                                    -------        -------
Total debt                                           10,576         11,293
Less portion due within one year                     (2,897)        (3,603)
                                                    -------        -------
Long-term debt                                      $ 7,679        $ 7,690
                                                    =======        =======

      The bank credit agreement that encompasses the working capital line of credit and the two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, a current ratio of not less than 2.0, a leverage ratio of not more than 2.25, tangible net worth of at least $19,050,000 (such minimum amount increasing by $1 million annually beginning on March 1, 2003), cash and cash equivalents not less than $8 million, and net income of at least $1.00 in each fiscal year. At February 28, 2005 and 2004, the Company was in compliance with all such covenants.

      The bank credit agreement contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined in the credit agreement) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past five years, and based on the Company's internal financial forecasts for the next year, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.


Contractual Cash Obligations

      Following is a summary of the Company's contractual cash obligations as of February 28, 2005 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual                                                There-
  Obligations         2005    2006    2007    2008    2009   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt               $ 2,823   $5,139  $1,800  $  703  $  -    $  -   $10,465
Capital leases          82       34       8    -        -       -       124
Operating leases     2,129    1,783   1,821   1,860   1,939   1,804  11,336
Purchase
 obligations        22,513      -       -       -       -       -    22,513
                   -------   ------  ------  ------  ------   ------ ------
Total contractual
 cash obligations  $27,547   $6,956  $3,629  $2,563  $1,939  $1,804 $44,438
                   =======   ======  ======  ======  ======  ====== =======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

      Rent expense under operating leases was $2,363,000, $929,000 and $760,000 for fiscal years 2005, 2004 and 2003, respectively.


NOTE 7 - INCOME TAXES

      The Company's income before income taxes consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------
        Domestic                     $13,089      $ 5,649      $ 7,642
        Foreign                         (161)          91          353
                                     -------      -------      -------
                                     $12,928      $ 5,740      $ 7,995
                                     =======      =======      =======



      The tax provision consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------
Current:
  Federal                            $   185      $   (49)     $    59
  State                                  200            1           79
  Foreign                               (121)        (124)         (57)
                                      ------       ------       ------
  Total current                          264         (172)          81
                                      ------       ------       ------
Deferred:
  Federal                              2,940          245       (2,395)
  State                                1,202         (477)        (490)
                                     -------      -------      -------
  Total deferred                       4,142         (232)      (2,885)
                                     -------      -------      -------

Charge in lieu of taxes
 attributable to tax benefit
 from employee stock options             446          430        5,639
                                     -------      -------      -------
                                     $ 4,852      $    26      $ 2,835
                                     =======      =======      =======

      Differences between the income tax provision and income taxes computed using the statutory federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------
Income tax at statutory federal
 rate (34%)                          $ 4,395      $ 1,952      $ 2,718
State income taxes, net of
 federal income tax effect               800          193          106
Foreign taxes                            (66)        (155)        (176)
Valuation allowance                     (630)      (1,405)         505
Tax credits                               -          (517)        (264)
Extraterritorial income exclusion        (15)         (14)         (68)
In-process research and development      160           -            -
Other, net                               208          (28)          14
                                     -------      -------      -------
                                     $ 4,852      $    26      $ 2,835
                                     =======      =======      =======

      The components of the net deferred income tax asset at February 28, 2005 and 2004 are as follows (in thousands):

                                             February 28,
                                       ----------------------
                                        2005            2004
                                       ------          ------
Inventory reserve                     $   720          $  221
Allowance for doubtful accounts           189              84
Warranty reserve                          120              63
Compensation and vacation accruals        117             121
Depreciation                             (150)           (274)
Goodwill amortization                  (1,641)         (1,099)
Capitalized R&D cost amortization         303             400
Net operating loss carryforward        10,627           2,876
Research and development credits        2,668           2,803
Financial accounting basis of net
 assets of acquired companies
 different than tax basis              (1,673)             -
Other tax credits                       1,861           1,803
Other, net                                154             395
                                      -------          ------
                                       13,295           7,393
Valuation allowance                    (1,892)           (630)
                                      -------          ------
                                       11,403           6,763
Less current portion                   (6,118)         (2,404)
                                      -------          ------

Non-current portion                   $ 5,285          $4,359
                                      =======          ======

      At February 28, 2005, the Company has net operating loss carryforwards ("NOLs") of approximately $37.7 million and $19 million for federal and state purposes, respectively. The federal NOLs expire at various dates through fiscal 2023, and the state NOLs expire at various dates through fiscal 2012.

      As of February 28, 2005, the Company had foreign tax credit carryforwards of $633,000 expiring at various dates through 2013, research and development tax credit carryforwards of $1,839,000 and $1,257,000 for federal and state income tax purposes, respectively, expiring at various dates through 2023, and manufacturing investment credit carryforwards of $809,000 for state income tax purposes expiring at various dates through 2012.

      During fiscal year 2003, the deferred tax asset valuation allowance was reduced by $5,389,000, substantially all of which related to tax benefits associated with exercises of non-qualified stock options in prior years and was therefore recognized by increasing additional paid-in capital. This reduction of the valuation allowance in fiscal 2003 exhausted that portion of the valuation allowance that was related to tax benefits from option exercises. In fiscal 2004, on the basis of management's updated assessment of the future realizability of the deferred tax assets, the valuation allowance was further reduced by $1,405,000, which had the effect of reducing the income tax provision by a corresponding amount. At February 28, 2004 the Company's net deferred income tax asset was $6,763,000, which amount was net of a valuation allowance of $630,000. The Company reversed the valuation allowance of $630,000 in fiscal 2005 based on its assessment that the deferred tax assets would be realized in the future. As of February 28, 2005, the valuation allowance was $1,892,000 pertaining to the deferred tax assets acquired from Vytek.

      The Company has not provided withholdings and U.S. federal income taxes on approximately $211,000 of undistributed earnings of its foreign subsidiaries because such earnings are or will be reinvested indefinitely in such subsidiaries or will be approximately offset by credits for foreign taxes paid. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock Options

      Effective July 30, 2004, the Company adopted the 2004 Incentive Stock Plan which replaced the Company's 1999 Stock Option Plan. Beginning on such date, the 1999 Stock Option Plan became frozen and stock options can no longer be granted under this plan. The 1989 Key Employee Stock Option Plan expired in May 1999 and no additional options may be granted under this plan. Under the 2004 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, usually over a four-year period.

      The following table summarizes the option activity for fiscal years 2005, 2004 and 2003 (in thousands except dollar amounts):

                                                      Weighted
                                     Number of         Average
                                      Options       Option Price
                                     --------        --------

Outstanding at February 28, 2002      2,204           $11.17
Granted                                 341             5.22
Exercised                               (64)            2.53
Canceled                               (169)           11.44
                                      -----           ------
Outstanding at February 28, 2003      2,312           $10.51
Granted                                 534             6.95
Exercised                              (165)            3.73
Canceled                               (103)           14.46
                                      -----           ------
Outstanding at February 28, 2004      2,578           $10.05
Granted                                 762             9.44
Assumed in Vytek acquisition            149            42.87
Exercised                              (309)            3.41
Canceled                               (536)           18.25
                                      -----           ------
Outstanding at February 28, 2005      2,644           $10.46
                                      =====           ======

      Options outstanding at February 28, 2005 and related weighted average price and life information is as follows:



                            Weighted      Total
                             Average     Weighted                  Weighted
   Range of       Total     Remaining    Average                    Average
   Exercise      Options       Life      Exercise     Options      Exercise
    Prices     Outstanding   (Years)      Price     Exercisable       Price
   ---------     --------   --------     --------     --------     --------
 $0.12             24,474(a)    8.6       $ 0.12        24,474       $ 0.12
  1.75-  1.88     112,500       4.0         1.80       112,500         1.80
  2.06-  2.76     137,000       3.0         2.20       137,000         2.20
  3.16-  4.99     813,050       6.3         3.99       569,050         4.22
  5.00-  7.95     837,313       7.7         6.43       317,063         5.67
  8.00- 10.88      70,000       4.2         8.91        70,000         8.91
 12.25- 14.76     288,500       9.0        14.17        46,750        14.71
 15.75- 19.88      81,000       5.3        19.52        81,000        19.52
 20.19- 27.44      33,000       5.1        25.15        33,000        25.15
 39.38- 40.00     108,000       5.0        39.97       108,000        39.97
 40.66- 50.56     107,138       5.1        45.03       107,138        45.03
 50.80-304.67      31,871(a)    6.4        70.61        31,871        70.61
 ------------   ---------      ----       ------     ---------       ------
$0.12-$304.67   2,643,846       6.6       $10.46     1,637,846       $12.10
 ============   =========      ====       ======     =========       ======

      (a) These outstanding fully-vested options were assumed by CalAmp in the Vytek acquisition, as further discussed in Note 2.

      CalAmp also assumed outstanding warrants in the Vytek acquisition. These warrants entitle the holders to purchase CalAmp's common stock aggregating 48,289 with exercise prices ranging from $0.12 to $34.54 per share.

      Excluding the options and warrants assumed in the Vytek acquisition, the weighted average fair value for stock options granted by CalAmp in fiscal years 2005, 2004 and 2003 was $8.06, $6.15 and $4.48, respectively.

      The number of stock options available for grant under the 2004 Incentive Stock Plan at February 28, 2005 was 2,797,500.

      As permitted by SFAS 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense for options granted under its stock option plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized.
As options are generally granted at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of income. The Company will be required to adopt SFAS 123R, which requires the expensing of stock options, at the beginning of its fiscal 2007. See discussion under Recent Authoritative Pronouncements in Note 1.

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------
Expected life (years)                    5            5             5
Dividend yield                           0%           0%            0%
Interest                             3.3%-4.8%    2.6%-3.1%     3.5%-4.0%
Volatility                           135%-136%    133%-135%      97%-133%

      The estimated stock-based compensation cost calculated using the assumptions indicated totaled $2,648,000, $3,686,000 and $4,155,000 in fiscal 2005, 2004, and 2003, respectively.

Preferred Stock Purchase Rights

      At February 28, 2005, 14,909,512 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


Note 9 - EARNINGS PER SHARE

      Following is a summary of the calculation of basic and diluted weighted average shares outstanding for fiscal 2005, 2004 and 2003 (in thousands):

                                               Year ended February 28,
                                          --------------------------------
                                           2005         2004         2003
                                          ------       ------       ------
Weighted average shares:
  Weighted average number of
   common shares outstanding              21,460       14,791       14,591
  Weighted average number of shares
   issuable for legal settlement              -            -            48
                                          ------       ------       ------
     Basic weighted average number
      of common shares outstanding        21,460       14,791       14,639

  Effect of dilutive securities:
    Stock options                            632          599          231
    Shares held in escrow                    101           -             -
                                          ------       ------       ------
    Diluted weighted average number
      of common shares outstanding        22,193       15,390       14,870
                                          ======       ======       ======

      Outstanding stock options in the amount of 836,000, 1,220,000 and 1,128,000 at February 28, 2005, 2004 and 2003, respectively, which had exercise prices ranging from $7.95 to $304.67, $3.69 to $50.56 and $4.95 to $50.56, respectively, were not included in the computation of diluted earnings per share for the years then ended because the exercise price of these options was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

      In connection with the acquisition of Vytek, 226,320 shares of common stock are being held in an escrow account to satisfy any claims by the Company for indemnification as further described in Note 2 herein. These shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. However, the dilutive impact of these shares has been included in the diluted weighted average number of common shares outstanding for the year ended February 28, 2005.


NOTE 10 - OTHER FINANCIAL INFORMATION

      "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------

Interest paid                         $ 462        $ 527         $588

Income taxes paid (net
  refunds received)                   $  78        $(170)        $262


      Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2005         2004         2003
                                      ------       ------       ------
Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock held in escrow   $83,384      $  -         $   -

Issuance of common stock as
 partial consideration for
 acquisition of Kaul-Tronics          $    -       $  -         $6,054

Issuance of common stock to
 reduce accrued liability             $    -       $  -         $4,030


Valuation and Qualifying Accounts and Reserves

      Following is the Company's schedule of valuation and qualifying accounts and reserves for the last three years (in thousands):

                                   Charged
                     Balance at   (credited)                             Balance
                      beginning  to costs and                             at end
                      of period    expenses    Deductions    Others     of period
                      ---------    --------    ---------    ---------   ---------
Allowance for doubtful accounts:
-------------------------------
    Fiscal 2003          $417         $(96)       $ (48)     $  -         $273
    Fiscal 2004           273           34          (96)        -          211
    Fiscal 2005           211          192         (236)       310 (1)     477

Warranty reserve:
----------------
    Fiscal 2003          $376         $396        $(281)     $  -         $491
    Fiscal 2004           491          164         (496)        -          159
    Fiscal 2005           159          234         (514)       867 (1)     746


      (1) These represent amounts of allowances and reserves pertaining to the assets acquired from Vytek.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company leases the building that houses its corporate office, Products Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company's Products Division leases small facilities in Minnesota and France. The Company's Solutions Division leases offices in California, Virginia, New Jersey and New York.
The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.


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

Property lease lawsuit and cross-complaint

      On May 21, 2004, the Company was served with a lawsuit filed by the owner of a building in Camarillo, California that was formerly used as the Company's corporate offices and principal manufacturing plant under a 15-year lease agreement that expired on February 28, 2004. The building owner contends that it is owed approximately $500,000 for damages to the premises allegedly caused by the Company. In May 2004, the Company filed a cross-complaint, seeking payment by the building owner of approximately $180,000 in deposits and other amounts which the Company believes it is owed. In March 2005, the lawsuit and the cross-complaint were voluntarily withdrawn, and since that time the parties have been attempting to mediate the dispute. If the mediation fails to resolve the dispute, the parties have agreed in writing to submit the matter to binding arbitration. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

      Information by business segment is as follows:


                        Year Ended                                   Year Ended
                     February 28, 2005                          February 28, 2004
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             --------   ------    -------    -----      --------   ------    -------   -----
Revenues:
  Products    $194,835  $ 5,263             $200,098    $128,616   $   -               $128,616
  Services        -      19,929               19,929        -          -                   -
               -------    -----              -------     -------     -----              -------
  Total       $194,835  $25,192             $220,027    $128,616   $   -               $128,616
               ======     =====              =======     =======     =====              =======
Gross profit:
  Products    $ 35,765  $ 1,179             $ 36,944    $ 17,666   $   -               $ 17,666
  Services        -       4,434                4,434        -          -                   -
               -------    -----              -------     -------     -----              -------
  Total       $ 35,765  $ 5,613             $ 41,378    $ 17,666   $   -               $ 17,666
               =======   ======              =======     =======     =====              =======
Gross margin:
  Products       18.4%     22.4%                18.5%       13.7%      -                  13.7%
  Services         -       22.2%                22.2%        -         -                   -
  Total          18.4%     22.3%                18.8%       13.7%      -                  13.7%


Operating
 income
 (loss)       $ 25,316  $(8,051)  $(4,217)  $ 13,048    $  8,112   $   -      $(2,129) $  5,983
               =======   ======     =====    =======      =======    =====     ======    ======

Identifiable
 assets       $150,996  $45,759   $   -     $196,755    $ 98,619   $   -      $   -    $ 98,619
               =======   ======     =====    =======     =======    =====      ======    ======

                         Year Ended
                     February 28, 2003
             ------------------------------------
             Operating Segments
             -------------------
             Products  Solutions
             Division   Division  Corporate   Total
             -------    ------     -------    -----
Revenues:
  Products    $100,044  $   -               $100,044
  Services        -         -                    -
               -------   ------              -------
  Total       $100,044  $   -               $100,044
               =======   ======              =======
Gross profit:
  Products    $ 20,533  $   -               $ 20,533
  Services        -         -                    -
               -------    -----              -------
  Total       $ 20,533  $   -               $ 20,533
               =======    =====              =======
Gross margin:
  Products       20.5%      -                  20.5%
  Services         -        -                    -
  Total          20.5%      -                  20.5%

Operating
 income
 (loss)       $ 10,559  $   -      $(2,349) $  8,210
               =======   =====      ======    ======
Identifiable
 assets       $ 89,597  $   -      $   -    $ 89,597
               =======    =====     ======    ======

      Product revenue of the Solutions Division represents primarily hardware that is bundled with software applications.

      Included in cost of revenues for Products Division during the year ended February 28, 2004 were impairment writedowns of $739,000 on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers. These impairment writedowns had an adverse impact of 0.6% on Products gross margin in fiscal 2004.

      The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries for the CEO, CFO and two other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

      The Company does not have significant long-lived assets outside the United States.

      The Company's revenues were derived mainly from customers in the United States, which represented 97%, 96% and 91% of consolidated revenues in fiscal 2005, 2004 and 2003, respectively. No other country's customers accounted for more than 4% of revenues in any of these years.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following summarizes certain quarterly statement of income data for each of the quarters in fiscal years 2005 and 2004 (in thousands, except percentages and per share data):

                                        Fiscal 2005
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Revenues          $44,997     $50,827      $57,066      $67,137    $220,027
Gross profit        8,301      10,324       10,299       12,454      41,378
Gross margin         18.4%       20.3%        18.0%        18.6%       18.8%
Net income          1,309       1,746        1,787        3,234       8,076
Net income per
 diluted share       0.07        0.08         0.08         0.14        0.36


                                        Fiscal 2004
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Revenues          $18,566     $24,197      $44,248      $41,605    $128,616
Gross profit        1,306       3,200        6,734        6,426      17,666
Gross margin          7.0%       13.2%        15.2%        15.4%       13.7%
Net income (loss)  (1,102)        390        3,452        2,974       5,714
Net income (loss)
 Per diluted share  (0.07)       0.03         0.22         0.18        0.37


Note 15 - SUBSEQUENT EVENT

      On April 18, 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California, pursuant to an Asset Purchase Agreement dated April 18, 2005 (the "Agreement"). Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Global System for Mobile Communications (GSM) network and the Advanced Mobile Phone Service (AMPS) network. During calendar 2004, Skybility had unaudited revenues of approximately $9 million with a gross margin of approximately 30%. The Skybility business, which has 17 employees, became part of the Company's Products Division.

      The Company acquired the business of Skybility, its inventory, fixed assets, intellectual property, tradename and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $4,829,000 and agreed to make a future cash payment (the "Earn-out Payment"). The formula for the Earn-out Payment is as follows:

        Net sales during the
       12-month period ending
     4/18/06 ("Earn-out Period")                Earn-out Payment
     ==========================         ===============================

       Less than $10 million             None

     ---------------------------------------------------------------------

       $10 million or more but           50% of gross profit on all net
         not more than $13 million        sales during the Earn-out Period
    ----------------------------------------------------------------------

       More than $13 million but         75% of gross profit on all net
         not more than $20 million        sales during the Earn-out Period
    ----------------------------------------------------------------------

       $20 million or more               75% of gross profit on the first
                                          $20 million of net sales during
                                          the Earn-out Period
     ----------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

      Internal Control Over Financial Reporting

      There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" preceding the Company's consolidated financial statements.


ITEM 9B. OTHER INFORMATION

      On May 4, 2005, the Company entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements, which were approved by the Board of Directors, provide that the Company must indemnify the director or officer in the event that the director or officer is involved in any threatened, pending, or completed action, suit or other proceeding, whether civil, criminal, administrative, legislative, investigative or any, by reason of the director's or officer's relationship with the Company, against all expenses (as defined in the indemnification agreements), liability and loss (including attorneys' fees, judgments, fines, ERISA excise and other taxes penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Each indemnification agreement also provides for the Company to advance all expenses incurred in advance of the final disposition of such proceeding so long as the director or officer delivers an undertaking to repay all amounts advanced if it should be determined that such person is not entitled to the payment of such expenses. The Company also must maintain directors' and officers' liability insurance in reasonable amounts unless the Company makes a good faith determination that the premium costs for such insurance are disproportionate to the amount of coverage provided.

      On May 4, 2005, the Company's Board of Directors, upon the recommendation of the Compensation Committee, approved fiscal 2005 bonus payments to its named executive officers in the following amounts: Fred Sturm, President and Chief Executive Officer, $183,600; Patrick Hutchins, President - Products Division, $178,800; Steven L'Heureux, President - Solutions Division, $25,000; and Richard Vitelle, Vice President Finance and Chief Financial Officer, $106,600.

      On May 4, 2005, the Company's Board of Directors, upon the recommendation of the Compensation Committee, approved new annual base salaries for Messrs. Sturm, Hutchins and Vitelle in the amounts of $400,000, $260,000 and $260,000, respectively, retroactive to March 1, 2005, the beginning of fiscal 2006.

      On May 4, 2005, the Company's Board of Directors, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2006 executive officer incentive compensation plan for Messrs. Sturm, Hutchins, L'Heureux and Vitelle. Mr. Sturm is eligible for target and maximum bonuses of up to 80% and 130%, respectively, of his annual salary. Messrs. Hutchins, L'Heureux and Vitelle are each eligible for target bonuses of up to 60% of annual salary, and maximum bonuses of up to 100% of annual salary. The target and maximum bonuses for Messrs. Sturm and Vitelle are based on the Company's fiscal 2006 consolidated pretax income. The target and maximum bonuses for Mr. Hutchins are based 70% on Products Division fiscal 2006 operating income and 30% on fiscal 2006 consolidated pretax income. The target and maximum bonuses for Mr. L'Heureux are based 70% on Solutions Division fiscal 2006 operating income and 30% on fiscal 2006 consolidated pretax income.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

      The following information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 2, 2005 and is incorporated herein by reference:

* Information regarding directors of the Company who are standing for reelection.

* Information regarding the Company's Audit Committee and designated "audit committee financial experts".

* Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.


ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 2, 2005 is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 2, 2005 is incorporated herein by reference and made a part hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 2, 2005 is incorporated herein by reference and made a part hereof.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 2, 2005 is incorporated herein by reference and made a part hereof.


                                 PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Report:

                                                            Form 10-K
     1. All Financial Statements:                            Page No.
        --------------------                                 --------

        Report of Independent Registered Public
         Accounting Firm                                        25

        Consolidated Balance Sheets                             28

        Consolidated Statements of Income                       29

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income                               30

        Consolidated Statements of Cash Flows                   31

        Notes to Consolidated Financial Statements              32

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

         3.1 Amended and Restated Certificate of Incorporation reflecting the change in the Company's name to CalAmp Corp. and the increase in authorized common stock from 30 million to 40 million shares (incorporated by reference to Exhibit
                3.1 of the Company's Report on Form 10-Q for the period Ended August 31, 2004).

         3.2    Bylaws of the Company (filed herewith).

         4.1 Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 6, 2001).

         4.2 Registration Rights agreement dated February 11, 2004, as Exhibit H to the Agreement and Plan of Merger and Reorganization dated December 23, 2003 among the Registrant, Mobile Acquisition Sub, Inc., Vytek Corporation, and James E. Ousley, as Stockholder Representative (incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 filed on February 13, 2004).

         10. Material Contracts:

         (i)  Other than Compensatory Plan or Arrangements:

         10.1 Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for a facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31,
               2003).

         10.2 Loan and Security Agreement by and between the Company and U.S. Bank National Association dated May 2, 2002
               (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended February 28, 2002).

         10.2.1 Amendment No. 1 dated April 3, 2003 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10-2 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

         10.2.2 Amendment No. 2 dated July 3, 2003 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10-2 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

         10.2.3 Amendment No. 3 dated January 5, 2004 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10.5.3 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).


         10.2.4 Amendment No. 4 dated February 27, 2004 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10.5.4 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.2.5 Amendment No. 5 dated November 23, 2004 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10.1 filed with Company's Report on Form 10-Q for the quarter ended November 30, 2004).

         10.3 Form of Directors and Officers Indemnity Agreement (filed herewith)

         (ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this
              Report:

         10.4 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-31427 on Form S-8).

         10.4.1 Amendment No. 1 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-36944 on Form S-8).

         10.4.2 Amendment No. 2 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement No. 33-72704 on Form S-8).

         10.4.3 Amendment No. 3 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement No. 33-60879 on Form S-
                 8).

         10.5  The 1999 Stock Option Plan (incorporated by reference to
               Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8).

         10.6 CalAmp Corp. 2004 Stock Incentive Plan approved by stockholders at the 2004 annual meeting on July 30, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended August 31, 2004).

         10.7 Vytek Wireless, Inc. 2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4 as filed February 13,
               2004).

         10.8 Employment Agreement between the Company and Patrick Hutchins dated May 31, 2002 (incorporated by reference to Exhibit 10.6 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.9 Employment Agreement between the Company and Fred Sturm dated May 31, 2002 (incorporated by reference to Exhibit
               10.7 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.10 Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to
               Exhibit 10.9 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.11 Employment Letter Agreement between CalAmp Corp.
               and Steven A. L'Heureux effective December 13, 2004 (incorporated by reference to Exhibit 10.2 filed with Company's Report on Form 10-Q for the quarter ended November 30, 2004).

         21    Subsidiaries of the Registrant.

         23    Consent of Independent Registered Public Accounting Firm.

         31.1  Certification of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2  Certification of Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         32    Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of Item 15(a)(3)Exhibits and specifically identified as such.

(c) Other Financial Statement Schedules.     None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2005.

                                       CALAMP CORP.

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

      Signature                      Title                      Date

 /s/ Richard Gold         Chairman of the                    May 5, 2005
______________________    Board of Directors             ___________________
   Richard Gold


 /s/ Arthur Hausman       Director                           May 5, 2005
______________________                                   ___________________
   Arthur Hausman


/s/ A.J. Moyer            Director                           May 5, 2005
______________________                                   ___________________
   A.J. Moyer


/s/ James Ousley          Director                           May 5, 2005
______________________                                   ___________________
   James Ousley


 /s/ Frank Perna, Jr.     Director                           May 5, 2005
______________________                                   ___________________
   Frank Perna, Jr.


 /s/ Thomas Ringer        Director                           May 5, 2005
______________________                                   ___________________
   Thomas Ringer


 /s/ Fred M. Sturm        President, Chief Executive         May 5, 2005
______________________    Officer and Director           ___________________
   Fred M. Sturm          (principal executive officer)


 /s/ Richard Vitelle      VP Finance, Chief Financial        May 5, 2005
______________________    Officer and Treasurer          ___________________
   Richard Vitelle        (principal accounting officer)