Form 10-Q
period 2005-05-31
CalAmp Corp.
filed 2005-07-07
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q

(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       May 31, 2005
                                          _________________

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).          Yes [X]  No [ ]

The registrant had 22,720,493 shares of Common Stock outstanding as of June 27, 2005.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                     May 31,     February 28,
                                                      2005           2005
                    Assets                          --------       --------
Current assets:
   Cash                                               $ 29,186     $ 31,048
   Accounts receivable, less allowance for
    doubtful accounts of $390 and $477 at
    May 31, 2005 and February 28, 2005, respectively    24,101       27,027
   Inventories, net                                     26,533       21,465
   Deferred income tax assets                            5,716        6,118
   Prepaid expenses and other current assets             3,780        2,876
                                                      --------     --------
          Total current assets                          89,316       88,534
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,513        5,383
Deferred income tax assets                               4,869        5,285
Goodwill                                                94,977       92,834
Other intangible assets, net                             4,554        4,028
Other assets                                               682          691
                                                      --------     --------
                                                      $199,911     $196,755
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,880     $  2,897
   Accounts payable                                     21,835       18,389
   Accrued payroll and employee benefits                 2,099        3,652
   Other accrued liabilities                             3,285        3,127
   Deferred revenue                                      1,474        1,597
                                                      --------     --------
          Total current liabilities                     31,573       29,662
                                                      --------     --------
Long-term debt, less current portion                     6,965        7,679
Other non-current liabilities                            1,093        1,126

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 22,720 and 22,714 shares issued
    and outstanding at May 31, 2005 and
    February 28, 2005, respectively                        227          227
   Additional paid-in capital                          131,799      131,784
   Less common stock held in escrow                     (2,548)      (2,548)
   Retained earnings                                    31,603       29,626
   Accumulated other comprehensive loss                   (801)        (801)
                                                      --------     --------
          Total stockholders' equity                   160,280      158,288
                                                      --------     --------
                                                      $199,911     $196,755
                                                      ========     ========

           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                    Three Months Ended
                                                              May 31,
                                                        ------------------
                                                          2005       2004
                                                        --------   -------
Revenues:
  Product sales                                         $ 42,392   $ 41,656
  Service revenues                                         5,188      3,341
                                                        --------   --------
     Total revenues                                       47,580     44,997
                                                        --------   --------

Cost of revenues:
  Cost of product sales                                   32,988     34,124
  Cost of service revenues                                 3,894      2,572
                                                        --------   --------
     Total cost of revenues                               36,882     36,696
                                                        --------   --------

Gross profit                                              10,698      8,301
                                                        --------   --------
Operating expenses:
  Research and development                                 2,197      1,807
  Selling                                                  1,872      1,072
  General and administrative                               2,614      2,445
  Amortization of intangibles                                443        260
  In-process research and development
    write-off                                                293        471
                                                        --------   --------
Total operating expenses                                   7,419      6,055
                                                        --------   --------
Operating income                                           3,279      2,246

Non-operating income (expense)                                43       ( 64)
                                                        --------   --------
Income before income taxes                                 3,322      2,182

Income tax provision                                      (1,345)      (873)
                                                        --------   --------
Net income                                              $  1,977   $  1,309
                                                        ========   ========

Earnings per share:
  Basic                                                 $   0.09   $   0.07
  Diluted                                               $   0.09   $   0.07

Shares used in computing basic and
 diluted earnings per share:
  Basic                                                   22,492     18,755
  Diluted                                                 22,910     19,750


          See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                        Three Months Ended
                                                              May 31,
                                                       ---------------------
                                                         2005          2004
                                                       -------       -------

Cash flows from operating activities:
  Net income                                           $ 1,977       $ 1,309
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        1,080           959
    Write-off of in-process research and development       293           471
    Increase in equity associated with tax
     benefit from exercise of stock options                  2            41
    Deferred tax assets, net                               818           809
    Changes in operating assets and liabilities:
      Accounts receivable                                2,926         2,606
      Inventories                                       (3,988)       (2,416)
      Prepaid expenses and other assets                   (895)        1,008
      Accounts payable                                   3,446           854
      Accrued payroll and other accrued liabilities     (1,428)       (1,783)
      Deferred revenue                                    (123)         (184)
    Other                                                    7            (2)
                                                       -------       -------
Net cash provided by operating activities                4,115         3,672
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (373)         (686)
  Proceeds from sale of property and equipment              -            177
  Acquisition of assets of Skybility                    (4,886)           -
  Acquisition of Vytek Corporation, net of
   cash acquired                                            -         (1,727)
                                                       -------       -------
Net cash used in investing activities                   (5,259)       (2,236)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                             -          2,000
  Debt repayments                                         (731)       (2,768)
  Proceeds from exercise of stock options                   13            87
                                                       -------       -------
Net cash used in financing activities                     (718)         (681)
                                                       -------       -------

Net change in cash and cash equivalents                 (1,862)          755
Cash and cash equivalents at beginning of period        31,048        22,885
                                                       -------       -------

Cash and cash equivalents at end of period             $29,186       $23,640
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MAY 31, 2005 and 2004


Note 1   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless products and engineering services that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the healthcare industry, public safety organizations, telemetry and asset tracking markets, enterprise-class 802.11 networks, and digital multimedia delivery applications.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2005 fell on February 26, 2005. The actual interim periods ended on May 28, 2005 and May 29, 2004. In the accompanying consolidated financial statements, the 2005 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 6, 2005.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2005 and its results of operations for the three months ended May 31, 2005 and 2004. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All intercompany transactions and accounts have been eliminated in consolidation.


Note 2   ACQUISITIONS

     Skybility
     ---------
     On April 18, 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California, pursuant to an Asset Purchase Agreement dated April 18, 2005 (the "Agreement"). Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Global System for Mobile Communications (GSM) network and the Advanced Mobile Phone Service (AMPS) network. The Skybility business, which has 17 employees, became part of the Company's Products Division.

     Skybility's operations are included in the accompanying fiscal 2006 interim consolidated statement of income for the six week period from April 18, 2005 to May 31, 2005.

     The acquisition of Skybility was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two major U.S. DBS system operators.

     The Company acquired the business of Skybility, its inventory, fixed assets, intellectual property, tradename and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $4,829,000 and agreed to make a future cash payment (the "Earn-out Payment"). The formula for the Earn-out Payment is as follows:

        Net sales during the
       12-month period ending
     4/18/06 ("Earn-out Period")                Earn-out Payment
     ----------------------------       -------------------------------
       Less than $10 million             None


       $10 million or more but           50% of gross profit on all net
         not more than $13 million        sales during the Earn-out Period


       More than $13 million but         75% of gross profit on all net
         not more than $20 million        sales during the Earn-out Period


       $20 million or more               75% of gross profit on the first
                                          $20 million of net sales during
                                          the Earn-out Period


     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2006. Following is a preliminary purchase price allocation (in thousands):

     Purchase price paid in cash                              $4,829
     Direct costs of acquisition                                  57
                                                              ------
     Total cost of acquisition                                 4,886

     Fair value of net assets acquired:
       Inventories                                 $1,080
       Property and equipment                         368
       Intangible assets:
         Customer lists                               578
         Covenants not to compete                     250
         Contracts backlog                            167
         In-process research and development          293
                                                    -----
       Total fair value of net assets acquired                 2,736
                                                              ------
     Goodwill                                                 $2,150
                                                              ======

     Factors that contributed to a purchase price that resulted in the recognition of goodwill include the following: (i) Skybility operates in the machine-to-machine industry which the Company believes is a rapidly growing market; (ii) Skybility's products generate gross profit of approximately 30%, which is higher than the Company's core DBS business;
(iii) the acquisition was expected to provide the opportunity for certain operational cost efficiencies for the combined organization; (iv) Skybility had a relatively small amount of net tangible assets, in part because it subcontracted its manufacturing; and (v) the Skybility purchase price reflects the fact that the Company was acquiring the future earnings and cash flow potential of Skybility's business, rather than its tangible assets.


     The goodwill arising from this acquisition is expected to be deductible for income tax purposes.

     The $293,000 allocated to in-process research and development in the preliminary purchase price allocation above was charged to expense immediately following the acquisition.

      Vytek
      -----
     In connection with the acquisition of Vytek Corporation on April 12, 2004, the Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of CalAmp's common stock deposited into the escrow account at the time of the acquisition were to serve as security for potential indemnity claims by the Company under the acquisition agreement. In November 2004, 628,380 shares of common stock held in escrow were forfeited by the selling stockholders of Vytek pursuant to the Working Capital Adjustment provisions of the acquisition agreement. These 628,380 shares were canceled and were returned to the status of authorized, unissued shares. At February 28, 2005 and May 31, 2005, there were 226,320 shares of CalAmp's common stock remaining in the escrow account. Subject to any claims by the Company for indemnification, except for an amount equal in value to $2 million, all shares of the Company's common stock in the escrow account will be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. All remaining shares of the Company's common stock, if any, in the escrow account will be released to the Vytek selling stockholders two years after the April 12, 2004 closing date, subject to any then pending and unresolved claims for indemnification. The shares in escrow are carried at a per share value of $11.26, which was the average closing price of the Company's common stock on the NASDAQ National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day that the acquisition terms were agreed to and announced.


Note 3   INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                             May 31,     February 28,
                                               2005           2005
                                              ------         ------
       Raw materials                         $20,337         $17,680
       Work in process                           813             676
       Finished goods                          5,383           3,109
                                             -------         -------
                                             $26,533         $21,465
                                             =======         =======


Note 4   GOODWILL AND OTHER INTANGIBLE ASSETS

     The change in the carrying amount of goodwill is as follows (in thousands):

         Balance as of February 28, 2005              $ 92,834
         Goodwill acquired in April 2005 (Note 2)        2,150
         Other change                                       (7)
                                                       -------
         Balance as of May 31, 2005                   $ 94,977
                                                      ========

     Goodwill associated with each reporting unit is as follows:

         Products Division                            $ 59,928
         Solutions Division                             35,049
                                                      --------
                                                      $ 94,977
                                                      ========

     Impairment tests of goodwill associated with the Products Division are conducted annually as of December 31. The annual tests conducted in the last four fiscal years indicated no impairment of Products Division goodwill. The initial annual impairment test of the goodwill associated with the Solutions Division was performed during the first quarter of fiscal 2006 using a testing date of April 30, 2005, which indicated that there was no impairment of Solutions Division goodwill. The Company used a discounted cash flow approach to estimate the fair value of the Divisions in these impairment tests.

      Other intangible assets are comprised as follows (in thousands):

                              May 31, 2005              February 28, 2005
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $3,349   $  760   $2,589   $3,349   $  592   $2,757
Customer lists  5 yrs.     1,705      269    1,436    1,127      199      928
Contracts
 backlog        1 yr.      1,012      922       90      845      748       97
Covenants not
 to compete     4.4 yrs.     650      336      314      400      304       96
Licensing right 2 yrs.       200       75      125      200       50      150
                          ------   ------    -----    -----    -----    -----
                          $6,916   $2,362   $4,554   $5,921   $1,893   $4,028
                          ======   ======    =====    =====    =====    =====

     Amortization of intangibles was $469,000 and $260,000 for the three months ended May 31, 2005 and 2004, respectively. Amortization expense for the three months ended May 31, 2005 is reported in the accompanying consolidated statement of income in cost of revenues and operating expenses in the amounts of $26,000 and $443,000, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2006 (remainder)  $1,030,000
                 2007              $1,053,000
                 2008              $1,007,000
                 2009              $1,004,000
                 2010              $  411,000
                 Thereafter        $   49,000




Note 5   FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank credit facility

     The Company has a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2006. At May 31, 2005, $3,000,000 was outstanding on the line of credit which is classified as long-term at that date. Also at that date, $3,674,000 was reserved under the line for outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $6,759,000 at May 31,2005 of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

Other long-term debt

     The Company had capital lease obligations of $86,000 at May 31, 2005, of which $57,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of May 31, 2005 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2006                                   There-
  Obligations    (remainder)  2007    2008    2009    2010   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt principal     $ 2,117   $5,139  $1,800  $  703  $  -    $  -   $ 9,759
Capital leases          53       34       8    -        -       -        95
Operating leases     1,765    1,818   1,856   1,872   1,939   1,805  11,055
Purchase
 obligations        20,091      -       -       -       -       -    20,091
                   -------   ------  ------  ------  ------   ------ ------
Total contractual
 cash obligations  $24,026   $6,991  $3,664  $2,575  $1,939  $1,805 $41,000
                   =======   ======  ======  ======  ======  ====== =======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.


Note 6   INCOME TAXES

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

     As of May 31, 2005, the valuation allowance was $1,892,000 pertaining to the deferred tax assets acquired in the Vytek purchase. If in the future a portion or all of this $1,892,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill associated with the Solutions Division. Conversely, if in the future the Company were to change its deferred tax asset realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The effective income tax rate was 40.5% and 40.0% in the three months ended May 31, 2005 and 2004, respectively.


Note 7   EARNINGS PER SHARE

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                        Three months
                                        ended May 31,
                                      ----------------
                                       2005      2004
                                      ------    ------
  Basic weighted average number
   of common shares outstanding       22,492    18,755

  Effect of dilutive securities:
    Stock options                        365       885
    Shares held in escrow                 53       110
                                      ------    ------
  Diluted weighted average number
   of common shares outstanding       22,910    19,750
                                      ======    ======

     Options and warrants outstanding at May 31, 2005 to purchase approximately 1,096,000 shares of common stock at exercise prices of $6.13 and above were excluded from the computation of diluted earnings per share for the three months then ended because the exercise price of these options and warrants was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

     As further discussed in Note 2, there are shares of the Company's common stock held in escrow in connection with the April 2004 acquisition of Vytek. The shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. However, the impact of these shares has been included in the diluted weighted average number of common shares outstanding for the three months ended May 31, 2005 and 2004.


Note 8   COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 31, 2005 and 2004 (in thousands):

                                        Three months
                                        ended May 31,
                                      ----------------
                                       2005      2004
                                      ------    ------
 Net income                          $ 1,977   $ 1,309

 Unrealized holding gain on
  available-for-sale investments          -         21
                                      ------    ------
 Comprehensive income                $ 1,977   $ 1,330
                                      ======    ======

Note 9   STOCK OPTIONS

     As permitted by SFAS 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense for options granted under its stock option plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. Because options are generally granted at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of income. The Company will be required to adopt SFAS 123R, which requires the expensing of stock options, at the beginning of its fiscal 2007.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                             Options granted
                          during the three months
                             ended May 31,
                           -------------------
                            2005         2004
                           ------       ------
Expected life (years)         5            5
Dividend yield                0%           0%
Interest rates            3.9%-4.1%    3.5%-4.0%
Volatility                   95%          133%

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):
                                           Three months
                                           ended May 31,
                                         ----------------
                                          2005      2004
                                         ------    ------
  Net income as reported                 $1,977    $1,309

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                             (205)     (577)
                                          -----     -----
  Pro forma net income                   $1,772     $ 732
                                          =====     =====
  Earnings per share:
     Basic -
       As reported                        $0.09     $0.07
       Pro forma                          $0.08     $0.04

     Diluted -
       As reported                        $0.09     $0.07
       Pro forma                          $0.08     $0.04


Note 10   CONCENTRATION OF RISK

     Because the Company's principal business involves the sale of products into a market dominated by two large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three months ended May 31, 2005 or 2004, as a percent of consolidated revenue, are as follows:

                             Three months
                             ended May 31,
                           -----------------
             Customer       2005       2004
             --------      ------     ------
                A           57.1%      36.8%
                B           14.6%      16.4%
                C             - %      13.8%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                            May 31,   Feb. 28,
                             2005       2005
                            ------     ------
                A           52.0 %      49.8%
                B           13.5 %      25.2%
                C             -  %       0.2%

Customers A, B and C are customers of the Company's Products Division.


Note 11   PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. Activity in the warranty liability for the three months ended May 31, 2005 and 2004 is as follows (in thousands):

                                        Three months
                                        ended May 31,
                                      -----------------
                                       2005       2004
                                      ------     ------
      Balance at beginning of period   $746       $159
      Charged to costs and expenses      46        131
      Deductions                       (100)       (30)
                                       ----       ----
      Balance at end of period         $692       $260
                                       ====       ====


Note 12   OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Three months ended
                                            May 31,
                                      -------------------
                                       2005         2004
                                      ------       ------
Interest paid                         $ 116         $ 103
Income taxes paid (net
  refunds received)                   $ 221         $  12

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Three months ended
                                            May 31,
                                      -------------------
                                       2005         2004
                                      ------       ------
Decrease in valuation allowance
 for available-for-sale investment   $    -       $    21

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock issued and
 held in escrow                      $    -       $83,413


Note 13   SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2005 and 2004 is as follows (dollars in thousands):

                       Three months ended May 31, 2005:

                                  Operating Segments
                                 ---------------------
                                 Products    Solutions
                                 Division     Division   Corporate    Total
                                  -------      ------     -------     -----
 Revenues:
   Products                       $41,168     $ 1,224                $42,392
   Services                           -         5,188                  5,188
                                   ------       -----                 ------
     Total revenues               $41,168     $ 6,412                $47,580
                                   ======       =====                 ======
 Gross profit:
   Products                       $ 8,810     $   594                $ 9,404
   Services                           -         1,294                  1,294
                                   ------       -----                 ------
     Total gross profit           $ 8,810     $ 1,888                $10,698
                                   ======       =====                 ======
 Gross margin:
   Products                          21.4%       48.5%                  22.2%
   Services                           -          24.9%                  24.9%
     Total gross margin              21.4%       29.4%                  22.5%

Operating income (loss)           $ 5,356     $(1,143)    $ (934)    $ 3,279


                       Three months ended May 31, 2004:

                                  Operating Segments
                                 ---------------------
                                 Products    Solutions
                                 Division     Division   Corporate    Total
                                  -------      ------     -------     -----
 Revenues:
   Products                       $40,499     $ 1,157                $41,656
   Services                           -         3,341                  3,341
                                   ------       -----                 ------
     Total revenues               $40,499     $ 4,498                $44,997
                                   ======       =====                 ======
 Gross profit:
   Products                       $ 7,266     $   266                $ 7,532
   Services                           -           769                    769
                                   ------       -----                 ------
     Total gross profit           $ 7,266     $ 1,035                $ 8,301
                                   ======       =====                 ======
 Gross margin:
   Products                          17.9%       23.0%                  18.1%
   Services                           -          23.0%                  23.0%
     Total gross margin              17.9%       23.0%                  18.4%

Operating income (loss)           $ 4,634     $(1,509)    $ (879)    $ 2,246


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


Note 14   COMMITMENTS AND CONTINGENCIES

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


Note 15   LEGAL PROCEEDINGS

Property lease lawsuit and cross-complaint

      On May 21, 2004, the Company was served with a lawsuit filed by the owner of a building in Camarillo, California that was formerly used as the Company's corporate offices and principal manufacturing plant under a 15-year lease agreement that expired on February 28, 2004. The building owner contended that it was owed approximately $500,000 for damages to the premises allegedly caused by the Company. In May 2004, the Company filed a cross-complaint, seeking payment by the building owner of approximately $180,000 in deposits and other amounts which the Company believes it was owed. On May 30,2005, the parties settled the dispute and the Company recorded the effects of the settlement in its financial statements for the three months ended May 31, 2005. The settlement agreement did not have a material impact on the Company's financial position or results of operations.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 72% of the Company's total revenue for the three months ended May 31, 2005. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the final purchase price allocation, Vytek's deferred tax assets were valued at $8,783,000, net of a valuation allowance of $1,892,000.

     At May 31, 2005 the Company's net deferred income tax asset was $10,585,000, which amount is net of a valuation allowance of $1,892,000.

     If in the future a portion or all of the $1,892,000 valuation allowance at May 31, 2005 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Vytek acquisition. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS 144 classifies long-lived assets as one of the following: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on its financial position or results of operations. SFAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     The Company also adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2003. As a result, goodwill is no longer amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

      The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.


RESULTS OF OPERATIONS

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business into the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division. The Company's results of operations for the three months ended May 31, 2004 include the operations of Vytek for seven weeks.

     The Skybility business that was acquired by the Company on April 18, 2005 became part of the Products Division and is included in the Company's results of operations for the three months ended May 31, 2005 for six weeks.

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

                               REVENUE BY SEGMENT
                           Three months ended May 31,
                     ------------------------------------
                           2005                 2004
                     ---------------      ---------------
                               % of                 % of
    Segment           $000s    Total       $000s    Total
  -----------        -------   -----      -------   -----
Products Division    $41,168    86.5%     $40,499    90.0%
Solutions Division     6,412    13.5%       4,498    10.0%
                     -------   -----      -------   -----
Total                $47,580   100.0%     $44,997   100.0%
                     =======   =====      =======   =====


                           GROSS PROFIT BY SEGMENT
                          Three months ended May 31,
                      -----------------------------------
                           2005                 2004
                      --------------       --------------
                               % of                 % of
    Segment            $000s   Total        $000s   Total
  -----------         ------   -----       ------   -----
Products Division    $ 8,810    82.4%      $7,266    87.5%
Solutions Division     1,888    17.6%       1,035    12.5%
                      ------   -----       ------   -----
Total                $10,698   100.0%      $8,301   100.0%
                      ======   =====       ======   =====


                  OPERATING INCOME (LOSS) BY SEGMENT
                          Three months ended May 31,
                      -----------------------------------
                           2005                 2004
                      --------------       --------------
                               % of                 % of
    Segment            $000s   Sales        $000s   Sales
  -----------         ------   -----       ------   -----
Products Division    $ 5,356    11.3%      $4,634    10.3%
Solutions Division    (1,143)   (2.4%)     (1,509)   (3.4%)
Corporate expenses      (934)   (2.0%)       (879)   (1.9%)
                      ------   -----       ------   -----
Total                $ 3,279     6.9%      $2,246     5.0%
                      ======   =====       ======   =====


     Revenue

     Products Division revenue increased $669,000, or 2%, to $41,168,000 in the three months ended May 31, 2005 from $40,499,000 for the same period in the previous fiscal year, primarily as a result of the Skybility acquisition on April 18, 2005. Skybility products accounted for revenue of $1.3 million during the latest quarter. On a sequential quarter basis, Products Division revenue for the most recent three quarters was $50.4 million, $60.9 million and $41.2 million. The decline in Products Division revenue in the latest quarter compared to the immediately preceding quarter occurred because in the latest quarter the Company experienced a significant reduction in orders from Echostar and DirecTV, the U.S. DBS service providers which are the two principal customers of the Company's Products Division. Based on information obtained from these key customers, the Company believes that the primary reason for the decline in orders is that both of these customers were adjusting their inventory holding levels.

     The Company believes that this is a temporary situation and that its DBS business will improve in the fiscal 2006 second quarter as these two key customers reach their target inventory levels.

     Revenue of the Solutions Division, which was acquired effective April 12, 2004, increased from $4,498,000 in the seven weeks ended May 31, 2004 to $6,412,000 in the three months ended May 31, 2005. The revenue increase of $1,914,000 is the net result of the shorter period of inclusion last year and the Company's actions to eliminate lower margin business in the current year in order to reduce operating losses in this division.

     Gross Profit and Gross Margins

     Products Division gross profit increased $1,544,000, or 21%, which was primarily attributable to the gross margin improvement from 17.9% in the three months ended May 31, 2004 to 21.4% in the latest quarter. The gross margin improvement was mainly due to the change in the mix of products sold.

     Solutions Division gross profit increased $853,000, or 82%, and gross margin improved from 23.0% in the three months ended May 31, 2004 to 29.4% in the latest quarter. During fiscal 2005 the Company took action to improve the cost structure and gross margins of the Solutions Division, and management expects that gross margin of this division will be substantially higher in fiscal 2006 than the 22.3% gross margin generated by this Division in fiscal 2005.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased by $390,000 to $2,197,000 in the latest quarter from $1,807,000 last year. Almost half of the increase was attributable to the operations of Skybility which was acquired by the Company in April 2005. The remaining increase was primarily attributable to higher salaries and wages in the Products Division of $205,000.

     Consolidated selling expenses increased to $1,872,000 in the latest quarter from $1,072,000 last year. Of the $800,000 increase, $736,000 was attributable to the Solutions Division. Solution Division's selling expenses last year covered the 7-week week period ended May 31, 2004, compared to the 13-week period this quarter.

     Consolidated general and administrative expenses increased by $169,000 from $2,445,000 in the first quarter of last year to $2,614,000 in the latest quarter. The increase was primarily from the Products Division and corporate expenses in areas such as salaries and wages and related benefits of new employees.

     Amortization of intangibles increased by $183,000 to $443,000 in the latest quarter from $260,000 last year. The increase was primarily attributable to amortization expense related to intangible assets the Company acquired from Skybility. The in-process research and development ("IPR&D") write-off decreased by $178,000 to $293,000 in the latest quarter from $471,000 last year. Last year's IPR&D write-off was related to the acquisition of Vytek and this year's IPR&D write-off was related to the acquisition of Skybility. See also Note 2 to the accompanying unaudited consolidated financial statements for additional information on the acquisition of Skybility.

     Operating Income

     Operating income was $3,279,000 and $2,246,000 during the three months ended May 31, 2005 and 2004, respectively. Of the $1,033,000 increase in operating income, $722,000 was attributable to the Products Division's higher gross profit of $1,544,000, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins", partially offset by the Products Division's higher operating expenses of $822,000. The Solutions Division also showed an improvement in its operating results, reducing its operating loss of $1,509,000 in the three months ended May 31, 2004 (which amount represented seven weeks of operations) to $1,143,000 in the three months ended May 31, 2005, which is a result of the Company's recent actions taken to reduce the losses of the Solutions Division by strengthening the sales and marketing organization, reducing overhead costs, and making a leadership change. Management is closely monitoring the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     The effective income tax rate was 40.5% and 40.0% in the three months ended May 31, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $29,186,000 at May 31, 2005, and its $10 million working capital line of credit with a bank. During the first quarter of fiscal 2006, cash and cash equivalents decreased by $1,862,000. This decrease consisted of cash used for the Skybility acquisition of $4,886,000, cash used for capital expenditures of $373,000 and debt repayments of $731,000, partially offset by cash provided by operating activities of $4,115,000 and proceeds from stock option exercises of $13,000.

     At May 31, 2005 the Company had a $10 million working capital line of credit with a commercial bank that matures on August 3, 2006. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. At May 31, 2005, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $3,674,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $6,759,000 at May 31, 2005 of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of May 31, 2005.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal 2006 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital expenditures and discharge contractual cash obligations over the next twelve months.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may" "could", "plans", "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, new technologies, the Company's ability to eliminate operating losses in its Solutions Division and make this business segment profitable, and other risks and uncertainties that are set forth under the heading "Risk Factors" in the Company's registration statement on Form S-3 (number 333-119858) as filed with the Securities and Exchange Commission on October 20, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At May 31, 2005, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at May 31, 2005, a change in interest rates of one percent would result in an annual impact of less than $100,000, net of tax, on the Company's consolidated statement of operations.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at May 31, 2005.


ITEM 4.  CONTROLS AND PROCEDURES

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

      Internal Control Over Financial Reporting

      There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 15 to the accompanying consolidated financial statements for a description of legal proceedings.


ITEM 5.  OTHER INFORMATION

     On July 5, 2005, the Company entered into an employment agreement with Steven L'Heureux, President of the Company's Solutions Division. The key terms of this employment agreement are as follows:

..    Mr. L'Heureux's base salary of $235,000 will be reviewed by and be subject to adjustment at the sole discretion of the Board of Directors during the agreement.
..    Mr. L'Heureux will be eligible to participate in the Company's employee bonus program and employee stock option award program.
..    If Mr. L'Heureux's employment is terminated by the Company for
     "Cause" (as defined), then he is not entitled to severance pay.
     If his employment is terminated by the Company without Cause, or following a "change in control" (as defined) of the Company his employment is terminated or he resigns for "good reason" (as defined), then he is entitled to severance in the form of
     continuation of payments	of base salary and employee benefits
     coverage for 12 months.
..    The initial term of the employment agreement is 12 months, and unless either the Company or Mr. L'Heureux provide notice of non-renewal at least 30 days before the end of the employment agreement term, the agreement will be automatically extended for a period of one year, with such procedure to be followed in each successive year.


ITEM 6.   EXHIBITS

         Exhibit 10.1   Employment Agreement between CalAmp Corp.
                        and Steven L'Heureux effective July 5,
                        2005(1)

         Exhibit 31.1   Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 31.2   Chief Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)


         (1) Filed herewith.




                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        July 7, 2005                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)