Form 10-Q
period 2005-08-31
CalAmp Corp.
filed 2005-10-06
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 31, 2005
                                          _________________

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                  Yes [ ]  No [X]

The registrant had 22,736,665 shares of Common Stock outstanding as of September 30, 2005.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                     August 31,  February 28,
                                                        2005         2005
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $ 33,099     $ 31,048
   Accounts receivable, less allowance for
    doubtful accounts of $386 and $477 at
    August 31, 2005 and February 28, 2005,
    respectively                                        25,571       27,027
   Inventories, net                                     21,264       21,465
   Deferred income tax assets                            4,944        6,118
   Prepaid expenses and other current assets             2,358        2,876
                                                      --------     --------
          Total current assets                          87,236       88,534
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,490        5,383
Deferred income tax assets, less current portion         4,211        5,285
Goodwill                                                92,595       92,834
Other intangible assets, net                             6,235        4,028
Other assets                                               550          691
                                                      --------     --------
                                                      $196,317     $196,755
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,857     $  2,897
   Accounts payable                                     13,384       18,389
   Accrued payroll and employee benefits                 2,915        3,652
   Other accrued liabilities                             4,492        3,127
   Deferred revenue                                      1,256        1,597
                                                      --------     --------
          Total current liabilities                     24,904       29,662
                                                      --------     --------
Long-term debt, less current portion                     6,250        7,679
Other non-current liabilities                            1,116        1,126

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 22,734 and 22,714 shares issued
    and outstanding at August 31, 2005 and
    February 28, 2005, respectively                        227          227
   Additional paid-in capital                          131,885      131,784
   Less common stock held in escrow                     (2,548)      (2,548)
   Retained earnings                                    35,284       29,626
   Accumulated other comprehensive loss                   (801)        (801)
                                                      --------     --------
          Total stockholders' equity                   164,047      158,288
                                                      --------     --------
                                                      $196,317     $196,755
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended       Six Months Ended
                                      August 31,             August 31,
                                 -------------------     -------------------
                                   2005        2004        2005        2004
                                 -------     -------     -------     -------
Revenues:
  Product sales                  $53,436     $45,094     $95,828     $86,750
  Service revenues                 4,225       5,733       9,413       9,074
                                 -------     -------     -------     -------
    Total revenues                57,661      50,827     105,241      95,824
                                 -------     -------     -------     -------
Cost of revenues:
  Cost of product sales           41,021      36,138      74,009      70,262
  Cost of service revenues         3,225       4,365       7,119       6,937
                                 -------     -------     -------     -------
    Total cost of revenues        44,246      40,503      81,128      77,199
                                 -------     -------     -------     -------
Gross profit                      13,415      10,324      24,113      18,625
                                 -------     -------     -------     -------
Operating expenses:
  Research and development         2,360       2,068       4,557       3,875
  Selling                          1,796       1,732       3,668       2,804
  General and administrative       2,607       3,179       5,221       5,624
  Amortization of intangibles        529         461         972         721
  In-process research and
   development write-off              27         -           320         471
                                 -------     -------     -------     -------

Total operating expenses           7,319       7,440      14,738      13,495
                                 -------     -------     -------     -------

Operating income                   6,096       2,884       9,375       5,130

Non-operating income (expense)        26         (75)         69        (139)
                                 -------     -------     -------     -------

Income before income taxes         6,122       2,809       9,444       4,991

Income tax provision              (2,441)     (1,063)     (3,786)     (1,936)
                                 -------     -------     -------     -------

Net income                       $ 3,681     $ 1,746     $ 5,658     $ 3,055
                                 =======     =======     =======     =======


Net income per share:
  Basic                          $  0.16     $  0.08     $  0.25     $  0.15
  Diluted                        $  0.16     $  0.08     $  0.24     $  0.14

Shares used in per share
 calculations:
   Basic                          22,490      22,292      22,491      20,524
   Diluted                        23,314      22,809      23,112      21,224


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                         Six Months Ended
                                                             August 31,
                                                       ---------------------
                                                         2005          2004
                                                       -------       -------

Cash flows from operating activities:
  Net income 	                                     $ 5,658       $ 3,055
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        2,299         2,075
    Write-off of in-process research and development       320           471
    Equipment impairment write-down                         -            201
    Increase in equity associated with tax
     benefit from exercise of stock options                 48           179
    Deferred tax assets, net                             2,248         1,657
    Changes in operating assets and liabilities:
      Accounts receivable                                1,355        (1,960)
      Inventories                                        1,281        (4,278)
      Prepaid expenses and other assets                    659         1,537
      Accounts payable                                  (5,004)        3,802
      Accrued payroll and other accrued liabilities        531        (1,092)
      Deferred revenue                                    (314)          116
    Other                                                   (6)          (36)
                                                       -------       -------
Net cash provided by operating activities                9,075         5,727
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (1,060)       (1,243)
  Proceeds from sale of property and equipment             141           627
  Acquisition of Skybility business                     (4,897)           -
  Acquisition of Vytek Corporation, net of
   cash acquired                                            -         (1,727)
                                                       -------       -------
Net cash used in investing activities                   (5,816)       (2,343)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                             -          2,000
  Debt repayments                                       (1,460)       (3,557)
  Proceeds from exercise of stock options                  252           556
                                                       -------       -------
Net cash used in financing activities                   (1,208)       (1,001)
                                                       -------       -------

Net change in cash and cash equivalents                  2,051         2,383
Cash and cash equivalents at beginning of period        31,048        22,885
                                                       -------       -------

Cash and cash equivalents at end of period             $33,099       $25,268
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED AUGUST 31, 2005 and 2004


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless products, engineering services and software that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the telemetry and asset tracking markets, healthcare industry, enterprise-class Wi-Fi networks and digital multimedia delivery applications.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2005 fell on February 26, 2005. The actual interim periods ended on August 27, 2005 and August 28, 2004. In the accompanying consolidated financial statements, the 2005 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 6, 2005.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2005 and its results of operations for the three and six months ended August 31, 2005 and 2004. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - ACQUISITIONS

     Skybility
     ---------
     On April 18, 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California, pursuant to an Asset Purchase Agreement dated April 18, 2005 (the "Agreement"). Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Global System for Mobile Communications (GSM) network and the Advanced Mobile Phone Service (AMPS) network. The Skybility business became part of the Company's Products Division.

     Skybility's operations are included in the accompanying fiscal 2006 interim consolidated statement of income for the nineteen week period from April 18, 2005 to August 31, 2005.

     The acquisition of Skybility was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two major U.S. DBS system operators.

     The Company acquired the business of Skybility, its inventory, fixed assets, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $4,829,000 and agreed to make a future cash payment (the "Earn-out Payment"). The formula for the Earn-out Payment is as follows:

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
       Less than $10 million             None


       $10 million or more but           50% of gross profit on all net
         not more than $13 million        sales during the Earn-out Period


       More than $13 million but         75% of gross profit on all net
         not more than $20 million        sales during the Earn-out Period


       $20 million or more               75% of gross profit on the first
                                          $20 million of net sales during
                                          the Earn-out Period


    Following is the purchase price allocation (in thousands):

     Purchase price paid in cash                              $4,829
     Direct costs of acquisition                                  68
                                                              ------
     Total cost of acquisition                                 4,897

     Fair value of net assets acquired:
       Inventories                                 $1,080
       Property and equipment                         369
       Intangible assets:
         Developed/core technology                  1,730
         Customer lists                             1,020
         Covenants not to compete                     330
         Contracts backlog                            150
         In-process research and development          320
                                                    -----
       Total fair value of net assets acquired                 4,999
                                                              ------
     Negative goodwill                                        $ (102)
                                                              ======

     The $320,000 allocated to in-process research and development in the purchase price allocation above was charged to expense following the acquisition in the amounts of $293,000 and $27,000 in the fiscal 2006 first quarter and second quarter, respectively.

     The negative goodwill of $102,000 is classified as a liability at August 31, 2005, pending the determination of the Earn-out Payment amount as described above.

      Vytek
      -----
     In connection with the acquisition of Vytek Corporation on April 12, 2004, the Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of CalAmp's common stock deposited into the escrow account at the time of the acquisition were to serve as security for potential indemnity claims by the Company under the acquisition agreement. In November 2004, 628,380 shares of common stock held in escrow were forfeited by the selling stockholders of Vytek pursuant to the Working Capital Adjustment provisions of the acquisition agreement. These 628,380 shares were canceled and were returned to the status of authorized, unissued shares. At February 28, 2005 and August 31, 2005, there were 226,320 shares of CalAmp's common stock remaining in the escrow account. Subject to any claims by the Company for indemnification, except for an amount equal in value to $2 million, all shares of the Company's common stock in the escrow account were to be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. No further shares have been released from the escrow account because the Company has indemnification claims against the escrow account (which the Vytek Shareholder Representative is disputing) and because the market value of the remaining escrow shares was less than $2 million at July 12, 2005. All remaining shares of the Company's common stock, if any, in the escrow account will be released to the Vytek selling stockholders two years after the April 12, 2004 closing date, subject to any then pending and unresolved claims for indemnification. The shares in escrow are carried at a per share value of $11.26, which was the average closing price of the Company's common stock on the NASDAQ National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day that the acquisition terms were agreed to and announced.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                             August 31,   February 28,
                                               2005           2005
                                              ------         ------
       Raw materials                         $17,328         $17,680
       Work in process                           866             676
       Finished goods                          3,070           3,109
                                             -------         -------
                                             $21,264         $21,465
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill associated with each reporting unit is as follows (in thousands):

                                  Products   Solutions      Total
                                  --------   ---------    ---------
Balance as of February 28, 2005   $ 57,785    $ 35,049     $ 92,834
Removal of goodwill associated
 with divested assets                   -         (230)        (230)
Other change		                -           (9)          (9)
                                  --------   ---------     --------
Balance as of August 31, 2005     $ 57,785    $ 34,810     $ 92,595
                                  ========   =========     ========

     Impairment tests of goodwill associated with the Products Division are conducted annually as of December 31. The annual tests conducted in the last four fiscal years indicated no impairment of Products Division goodwill.

     The initial annual impairment test of the goodwill associated with the Solutions Division was performed during the first quarter of fiscal 2006 using a testing date of April 30, 2005, which indicated that there was no impairment of Solutions Division goodwill. The Company used a discounted cash flow approach to estimate the fair value of both divisions in these impairment tests.

      Other intangible assets are comprised as follows (in thousands):

                              August 31, 2005           February 28, 2005
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $5,079   $1,054   $4,025   $3,349   $  592   $2,757
Customer lists  5 yrs.     2,147      387    1,760    1,127      199      928
Contracts
 backlog        1 yr.        995      995       -       845      748       97
Covenants not
 to compete     4.5 yrs.     730      380      350      400      304       96
Licensing right 2 yrs.       200      100      100      200       50      150
                          ------   ------   ------   ------   ------   ------
                          $9,151   $2,916   $6,235   $5,921   $1,893   $4,028
                          ======   ======   ======   ======   ======   ======

     Amortization of intangibles was $1,022,000 and $721,000 for the six months ended August 31, 2005 and 2004, respectively. Amortization expense for the six months ended August 31, 2005 is reported in the accompanying consolidated statement of income in cost of revenues and operating expenses in the amounts of $50,000 and $972,000, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2006 (remainder)  $  849,000
                 2007              $1,502,000
                 2008              $1,464,000
                 2009              $1,452,000
                 2010              $  860,000
                 Thereafter        $  108,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank credit facility

     The Company has a $10 million working capital line of credit with a commercial bank. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2007. At August 31, 2005, $3,000,000 was outstanding on the line of credit which is classified as long-term at that date. Also at that date, $3,674,000 was reserved under the line for outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $6,054,000 at August 31, 2005 of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause which enables the bank to call the loans in the event of a material adverse change (as defined in the bank credit agreement) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

Other long-term debt

     The Company had capital lease obligations of $53,000 at August 31, 2005, of which $34,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of August 31, 2005 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2006                                   There-
  Obligations    (remainder)  2007    2008    2009    2010   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt principal     $ 1,412   $2,139  $4,800  $  703  $  -    $  -   $ 9,054
Capital leases          21       31       8    -        -       -        60
Operating leases     1,019    1,800   1,821   1,872   1,939   1,805  10,256
Purchase
 obligations        26,772       24     -       -       -       -    26,796
                   -------   ------  ------  ------  ------   ------ ------
Total contractual
 cash obligations  $29,224   $3,994  $6,629  $2,575  $1,939  $1,805 $46,166
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

     As of August 31, 2005, the valuation allowance was $1,892,000 pertaining to the deferred tax assets acquired in the Vytek purchase. If in the future a portion or all of this $1,892,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill associated with the Solutions Division. Conversely, if in the future the Company were to change its deferred tax asset realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The effective income tax rate was 40.1% and 38.8% in the six months ended August 31, 2005 and 2004, respectively.


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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                   Three months ended     Six months ended
                                         August 31,           August 31,
                                    ----------------      ----------------
                                     2005      2004        2005      2004
                                    ------    ------      ------    ------
 Basic weighted average number
  of common shares outstanding      22,490    22,292      22,491    20,524

 Effect of dilutive securities:
  Stock options                        598       517         481       700
  Shares held in escrow                226        -          140        -
                                    ------    ------      ------    ------
 Diluted weighted average number
  of common shares outstanding      23,314    22,809      23,112    21,224
                                    ======    ======      ======    ======

     Options and warrants outstanding at August 31, 2005 to purchase approximately 766,000 shares of common stock at exercise prices of $7.77 and above were excluded from the computation of diluted earnings per share for the six months then ended because the exercise price of these options and warrants was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

     As further discussed in Note 2, there are shares of the Company's common stock held in escrow in connection with the April 2004 acquisition of Vytek. The shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. However, the estimated impact of these shares has been included in the diluted weighted average number of common shares outstanding for the three and six months ended August 31, 2005.


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and six months ended August 31, 2005 and 2004 (in thousands):

                                     Three Months Ended     Six Months Ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2005      2004        2005      2004
                                      ------    ------      ------    ------
 Net income                           $3,681    $1,746      $5,658    $3,055

 Unrealized holding gain on
  available-for-sale investments         -          -           -         21
                                      ------    ------      ------    ------
 Comprehensive income                 $3,681    $1,746      $5,658    $3,076
                                      ======    ======      ======    ======


Note 9 - STOCK OPTIONS

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

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                             Options granted
                          during the six months
                             ended August 31,
                           -------------------
                            2005         2004
                           ------       ------
Expected life (years)         5            5
Dividend yield                0%           0%
Interest rates            3.9%-4.1%    2.6%-4.0%
Volatility                  88%-95%    131%-135%

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                  Three months ended    Six months ended
                                       August 31,          August 31,
                                   ----------------     ----------------
                                    2005      2004       2005      2004
                                   ------    ------     ------    ------
  Net income as reported           $3,681    $1,746    $ 5,658    $ 3,055

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                       (365)     (596)      (570)    (1,168)
                                    -----     -----      -----     ------
  Pro forma net income             $3,316    $1,150    $ 5,088    $ 1,887
                                    =====     =====      =====     ======
  Earnings per share:
     Basic -
       As reported                 $ 0.16    $ 0.08     $ 0.25     $ 0.15
       Pro forma                   $ 0.15    $ 0.05     $ 0.23     $ 0.09

     Diluted -
       As reported                 $ 0.16    $ 0.08     $ 0.24     $ 0.14
       Pro forma                   $ 0.14    $ 0.05     $ 0.22     $ 0.09


Note 10 - CONCENTRATION OF RISK

     Because the Company's principal business involves the sale of products into a market comprised of two large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and six months ended August 31, 2005 or 2004, as a percent of consolidated revenue, are as follows:

                          Three months ended     Six months ended
                              August 31,             August 31,
                           ----------------      ----------------
             Customer       2005      2004        2005      2004
             --------      ------    ------      ------    ------
                A           57.5%     33.6%       57.3%     35.1%
                B            9.3%     12.8%       11.7%     14.5%
                C             -       14.5%         -       14.2%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                           Aug. 31,   Feb. 28,
             Customer        2005       2005
             --------       ------     ------
                A            50.7%      49.8%
                B             5.6%      25.2%
                C              -         0.2%

Customers A, B and C are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. Activity in the warranty liability for the six months ended August 31, 2005 and 2004 is as follows (in thousands):

                                       Six months ended
                                          August 31,
                                      -----------------
                                       2005       2004
                                      ------     ------
      Balance at beginning of period   $746       $159
      Charged to costs and expenses      74        584
      Deductions                       (170)      (254)
                                       ----       ----
      Balance at end of period         $650       $489
                                       ====       ====


Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Six months ended
                                          August 31,
                                      -------------------
                                       2005         2004
                                      ------       ------
Interest paid                         $ 238         $ 232
Income taxes paid (net
  refunds received)                   $ 214         $  70

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Six months ended
                                          August 31,
                                      -------------------
                                       2005         2004
                                      ------       ------
Fair value of common stock
 received as consideration
 from the sale of assets             $   190           -

Decrease in valuation allowance
 for available-for-sale investment   $    -       $    21

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock issued and
 held in escrow                      $    -       $83,413



Note 13 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2005 and 2004 is as follows (dollars in thousands):


                    Three months ended                          Three months ended
                      August 31, 2005                            August 31, 2004
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division  Corporate  Total
             -------    ------     -------    -----      -------    ------    -------   -----
Revenues:
  Products    $52,598   $   838             $53,436     $43,056    $ 2,038             $45,094
  Services        -       4,225               4,225         -        5,733               5,733
               ------     -----              ------      ------      -----              ------
  Total       $52,598   $ 5,063             $57,661     $43,056    $ 7,771             $50,827
               ======     =====              ======      ======      =====              ======

Gross profit:
  Products    $11,724   $   691             $12,415     $ 8,503    $   453             $ 8,956
  Services        -       1,000               1,000         -        1,368               1,368
               ------     -----              ------      ------      -----              ------
  Total       $11,724   $ 1,691             $13,415     $ 8,503    $ 1,821             $10,324
               ======     =====              ======      ======      =====              ======

Gross margin:
  Products       22.3%     82.5%               23.2%       19.7%      22.2%               19.9%
  Services         -       23.7%               23.7%         -        23.9%               23.9%
  Total          22.3%     33.4%               23.3%       19.7%      23.4%               20.3%

Operating
 income
 (loss)       $ 7,691   $  (513)  $(1,082)  $ 6,096     $ 6,036    $(2,083)  $(1,069)  $ 2,884
               ======     =====     =====    ======      ======      =====     =====    ======

                     Six months ended                            Six months ended
                      August 31, 2005                             August 31, 2004
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             -------    ------     -------   -----      -------    ------     -------   -----
Revenues:
  Products    $93,766   $ 2,062             $ 95,828    $83,555    $ 3,195             $86,750
  Services        -       9,413                9,413        -        9,074               9,074
               ------    ------              -------     ------     ------              ------
  Total       $93,766   $11,475             $105,241    $83,555    $12,269             $95,824
               ======    ======              =======     ======     ======              ======

Gross profit:
  Products    $20,534   $ 1,285             $ 21,819    $15,769    $   719             $16,488
  Services        -       2,294                2,294        -        2,137               2,137
               ------     -----              -------     ------     ------              ------
  Total       $20,534   $ 3,579             $ 24,113    $15,769    $ 2,856             $18,625
               ======     =====              =======     ======     ======              ======

Gross margin:
  Products       21.9%     62.3%               22.8%       18.9%      22.5%               19.0%
  Services         -       24.4%               24.4%         -        23.6%               23.6%
  Total          21.9%     31.2%               22.9%       18.9%      23.3%               19.4%

Operating
 income
 (loss)       $13,047   $(1,656)  $(2,016)  $ 9,375     $10,670    $(3,592)  $(1,948)  $ 5,130
               ======     =====     =====    =======     ======     ======     =====    ======

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits for the CEO, CFO and two other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases the building that houses its corporate office, Products Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company's Products Division leases small facilities in Minnesota and France. The Company's Solutions Division leases offices in California and New Jersey. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future payments under operating lease commitments is included in the contractual cash obligations table in Note 5.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 69% of the Company's total revenue for the six months ended August 31, 2005.
Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the purchase price allocation, Vytek's deferred tax assets were valued at $8,783,000, net of a valuation allowance of $1,892,000.

     At August 31, 2005 the Company's net deferred income tax asset was $9,155,000, which amount is net of a valuation allowance of $1,892,000.

     If in the future a portion or all of the $1,892,000 valuation allowance at August 31, 2005 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS 144 classifies long-lived assets as one of the following: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This statement has not had a material impact on the Company's financial position or results of operations.

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal 2003. As a result, goodwill is no longer amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

      The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.


RESULTS OF OPERATIONS

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business into the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division. The Company's results of operations for the six months ended August 31, 2004 include the operations of Vytek for twenty weeks.

     The Skybility business that was acquired by the Company on April 18, 2005 became part of the Products Division and is included in the Company's results of operations for the six months ended August 31, 2005 for nineteen weeks.

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:


                                  REVENUE BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------  --------------------------------
                2005             2004             2005             2004
           --------------   --------------  --------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----  --------  -----   -------  -----

Products   $52,598   91.2%  $43,056   84.7% $ 93,766   89.1%  $83,555   87.2%
Solutions    5,063    8.8%    7,771   15.3%   11,475   10.9%   12,269   12.8%
           -------  -----   -------  -----  --------  -----   -------  -----
Total      $57,661  100.0%  $50,827  100.0% $105,241  100.0%  $95,824  100.0%
           =======  =====   =======  =====  ========  =====   =======  =====


                               GROSS PROFIT BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2005             2004             2005             2004
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $11,724   87.4%  $ 8,503   82.4%  $20,534   85.2%  $15,769   84.7%
Solutions    1,691   12.6%    1,821   17.6%    3,579   14.8%    2,856   15.3%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $13,415  100.0%  $10,324  100.0%  $24,113  100.0%  $18,625  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====



                          OPERATING INCOME (LOSS) BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2005             2004             2005             2004
           ---------------- ---------------- ---------------  ---------------
                     % of             % of             % of            % of
                     Total            Total            Total           Total
 Division   $000s   Revenue  $000s   Revenue  $000s   Revenue  $000s  Revenue
---------  -------  ------- -------  ------- -------  ------- ------- -------

Products   $ 7,691   13.3%  $ 6,036   11.9%  $13,047   12.4%  $10,670  11.1%
Solutions     (513)  (0.9%)  (2,083)  (4.1%)  (1,656)  (1.6%)  (3,592) (3.7%)
Corporate
 expenses   (1,082)  (1.8%)  (1,069)  (2.1%)  (2,016)  (1.9%)  (1,948) (2.0%)
           -------  ------  -------  ------  -------   ------ -------  -----
Total      $ 6,096   10.6%  $ 2,884    5.7%  $ 9,375    8.9%  $ 5,130   5.4%
           =======  ======  =======  ======  =======   ====== =======  =====


     Revenue

     Products Division revenue increased $9,542,000, or 22%, to $52,598,000 in the three months ended August 31, 2005 from $43,056,000 for the same period in the previous fiscal year. About $4.2 million or 44% of the increase is attributable to increased sales of DBS products. Skybility products accounted for revenue of $2.5 million or 26% of the increase. The remainder of the increase is attributable to increased sale of other wireless products, primarily to one customer that generated revenue of $3.6 million in the three months ended August 31, 2005. On a sequential quarter basis, Products Division revenue for the most recent four quarters was $50.4 million, $60.9 million, $41.2 million and $52.6 million. Revenues in the latest quarter increased sequentially by $11.4 million primarily due to increased demand from our principal DBS customers after they reduced their ordering activity in the first quarter to adjust their inventory holding levels.

     For the six months ended August 31, 2005, Products Division revenue increased $10,211,000, or 12%, over the same period of the prior year. Skybility products accounted for revenue of $3.8 million or 37% of the increase. About $1.8 million of the increase is attributable to increased sales of DBS products. The remainder of the increase is attributable to increased sale of other wireless products, primarily to one customer that generated revenue of $4.6 million in the six months ended August 31, 2005.

     Revenue of the Solutions Division decreased $2,708,000, or 35%, to $5,063,000 in the three months ended August 31, 2005 from $7,771,000 for the same period in the previous fiscal year. For the six months ended August 31, 2005, Solutions Division revenue decreased $794,000, or 6%, over the same period of the prior year. The revenue decrease is primarily the result of the Company's actions to eliminate lower margin business in the current year in order to reduce operating losses in this division.

     Gross Profit and Gross Margins

     Products Division gross profit increased $3,221,000, or 38%, which is primarily attributable to the gross margin improvement from 19.7% in the three months ended August 31, 2004 to 22.3% in the latest quarter. The gross margin improvement was mainly due to increased sales of higher-margin products.

     For the six months ended August 31, 2005, Products Division gross profit increased $4,765,000, or 30%, from the same period of last year, and gross margin improved from 18.9% to 21.9%, primarily for the reason explained in the preceding paragraph.

     Solutions Division gross profit decreased $130,000, or 7%, and gross margin improved from 23.4% in the three months ended August 31, 2004 to 33.4% in the latest quarter. For the six months ended August 31, 2005, Solutions Division gross profit increased $723,000, or 25%, from the same period of last year, and gross margin improved from 23.3% to 31.2%. The Company has been taking actions to improve the cost structure and gross margins of the Solutions Division, and management expects that gross margin of this division will be substantially higher in fiscal 2006 than the 22.3% gross margin generated by this Division in fiscal 2005.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased by $292,000 to $2,360,000 in the latest quarter from $2,068,000 in the second quarter of last year. The increase is primarily attributable to Skybility R&D expenses of $558,000, partially offset by $392,000 in reduced R&D spending in the Solutions Division. For the six month year-to-date periods, R&D expenses increased $682,000 from $3,875,000 last year to $4,557,000 this year. About half of the increase is attributable to Skybility R&D expenses of $770,000, partially offset by $442,000 in reduced R&D spending in the Solutions Division. The remaining increase is due to higher R&D expenses in the Products Division in areas such as salaries and related benefits.

     Consolidated selling expenses increased to $1,796,000 in the latest quarter from $1,732,000 in the second quarter of last year. Although the expenses were relatively unchanged between these two periods, the Products Division incurred increased selling expenses of $443,000 and Solutions Division lowered its selling expenses by $379,000 compared to last year. For the six month year-to-date periods, selling expenses increased $864,000 from $2,804,000 last year to $3,668,000 this year. The Products Division and Solutions Division spent higher than last year by $509,000 and $355,000, respectively. The higher expenses of the Products Division is due to the inclusion of Skybility selling expenses of $322,000. The Solutions Division selling expenses last year covered the 20-week period ended August 31, 2004, compared to the 26-week period this year.

     Consolidated general and administrative expenses decreased $572,000 to $2,607,000 in the latest quarter from $3,179,000 last year. The decrease is attributable to a reduction of $762,000 in G&A of the Solutions Division, partially offset by an increase in Products Division G&A of $190,000 mainly from higher salaries and related benefits. For the six month year-to-date periods, general and administrative expenses decreased $403,000 from $5,624,000 last year to $5,221,000 this year. The decrease is attributable to a reduction of Solutions Division G&A of $724,000, partially offset by an increase in Products Division G&A of $321,000 mainly from higher salaries and related benefits.

     Amortization expense of intangible assets in the three months ended August 31, 2005 and 2004 was $529,000 and $461,000, respectively, and in the six months ended August 31, 2005 and 2004 was $972,000 and $721,000, respectively. These increases were primarily attributable to amortization expense related to the intangible assets arising from the acquisition of Skybility.

     The in-process research and development ("IPR&D") write-off decreased by $151,000 to $320,000 in the six months ended August 31, 2005 from $471,000 last year. Last year's IPR&D write-off was related to the acquisition of Vytek and this year's IPR&D write-off was related to the acquisition of Skybility. See also Note 2 to the accompanying unaudited consolidated financial statements for additional information on the Skybility acquisition.

     Operating Income

     Operating income was $6,096,000 and $2,884,000 in the three months ended August 31, 2005 and 2004, respectively, and in the six months ended August
31, 2005 and 2004 was $9,375,000 and $5,130,000, respectively.    These
results were driven by improved gross margins in both the Products and Solutions Divisions. The Products Division's higher gross profit, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins", partially offset by the Products Division's higher operating expenses, contributed to the increase in operating income. The Solutions Division also showed an improvement in its operating results in the latest quarter, reducing its operating loss by about 75% compared to the same period last year and by about 55% compared to the first quarter of fiscal 2006, which is a result of the Company focusing its efforts on higher margin business and changing the division's cost structure. Management is closely monitoring the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     The effective income tax rate was 40.1% and 38.8% in the six months ended August 31, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $33,099,000 at August 31, 2005, and its $10 million working capital line of credit with a bank. During the first six months of fiscal 2006, cash and cash equivalents increased by $2,051,000. This increase consisted of cash provided by operating activities of $9,075,000 and proceeds from stock option exercises of $252,000, partially offset by cash used for the Skybility acquisition of $4,897,000, net cash used for capital expenditures of $919,000 and debt repayments of $1,460,000.

     At August 31, 2005 the Company had a $10 million working capital line of credit with a commercial bank that matures on August 3, 2007. Borrowings under this line of credit bear interest at LIBOR plus 1.75% or the bank's prime rate, and are secured by substantially all of the Company's assets. At August 31, 2005, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $3,674,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $6,054,000 at August 31, 2005 of which $2,823,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of August 31, 2005.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal 2006 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "plans", "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, new technologies, the Company's ability to eliminate operating losses in its Solutions Division and make this business segment profitable, and other risks and uncertainties that are set forth under the heading "Risk Factors" in the Company's registration statement on Form S-3 (number 333-119858) as filed with the Securities and Exchange Commission on October 20, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At August 31, 2005, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at August 31, 2005, a change in interest rates of one percent would result in an annual impact of less than $100,000, net of tax, on the Company's consolidated statement of income.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at August 31, 2005.


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

     At the 2005 Annual Meeting of Stockholders held on August 2, 2005, seven directors stood for reelection to a one year term expiring at the fiscal 2006 Annual Meeting. All seven of the director nominees were reelected.
Following is a summary of the results of the director voting:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   --------      -------      -------
    Richard Gold                  19,931,647   1,756,538     1,032,308
    Arthur Hausman                19,845,233   1,842,952     1,032,308
    A.J. "Bert" Moyer             19,934,593   1,753,592     1,032,308
    James E. Ousley               19,928,488   1,759,697     1,032,308
    Frank Perna                   20,092,136   1,596,049     1,032,308
    Thomas Ringer                 19,779,760   1,908,425     1,032,308
    Fred Sturm                    20,096,561   1,591,624     1,032,308




ITEM 6.   EXHIBITS

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

        October 6, 2005                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)