Form 10-Q
period 2005-11-30
CalAmp Corp.
filed 2006-01-05
CIK 730255

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       November 30, 2005
                                          _________________

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

The registrant had 23,009,665 shares of Common Stock outstanding as of January 3, 2006.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                   November 30,  February 28,
                                                        2005         2005
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $ 38,205     $ 31,048
   Accounts receivable, less allowance for
    doubtful accounts of $213 and $477 at
    November 30, 2005 and February 28, 2005,
    respectively                                        36,164       27,027
   Inventories, net                                     19,806       21,465
   Deferred income tax assets                            3,225        6,118
   Prepaid expenses and other current assets             2,227        2,876
                                                      --------     --------
          Total current assets                          99,627       88,534
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,383        5,383
Deferred income tax assets, less current portion         2,747        5,285
Goodwill                                                92,605       92,834
Other intangible assets, net                             5,807        4,028
Other assets                                               473          691
                                                      --------     --------
                                                      $206,642     $196,755
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,425     $  2,897
   Accounts payable                                     16,720       18,389
   Accrued payroll and employee benefits                 3,623        3,652
   Other accrued liabilities                             4,366        3,127
   Deferred revenue                                      1,297        1,597
                                                      --------     --------
          Total current liabilities                     28,431       29,662
                                                      --------     --------
Long-term debt, less current portion                     5,964        7,679
Other non-current liabilities                            1,091        1,126

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 22,999 and 22,714 shares issued
    and outstanding at November 30, 2005 and
    February 28, 2005, respectively                        230          227
   Additional paid-in capital                          133,536      131,784
   Less common stock held in escrow                     (2,532)      (2,548)
   Retained earnings                                    40,723       29,626
   Accumulated other comprehensive loss                   (801)        (801)
                                                      --------     --------
          Total stockholders' equity                   171,156      158,288
                                                      --------     --------
                                                      $206,642     $196,755
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)


                                 Three Months Ended       Nine Months Ended
                                     November 30,            November 30,
                                 -------------------     -------------------
                                   2005        2004        2005        2004
                                 -------     -------     -------     -------
Revenues:
  Product sales                  $60,889     $51,749    $156,717    $138,499
  Service revenues                 3,574       5,317      12,987      14,391
                                 -------     -------    --------    --------
    Total revenues                64,463      57,066     169,704     152,890
                                 -------     -------    --------    --------
Cost of revenues:
  Cost of product sales           45,299      42,786     119,308     113,048
  Cost of service revenues         2,700       3,981       9,819      10,918
                                 -------     -------    --------    --------
    Total cost of revenues        47,999      46,767     129,127     123,966
                                 -------     -------    --------    --------
Gross profit                      16,464      10,299      40,577      28,924
                                 -------     -------    --------    --------
Operating expenses:
  Research and development         2,585       2,315       7,142       6,190
  Selling                          1,914       1,847       5,582       4,651
  General and administrative       2,679       2,786       7,900       8,410
  Amortization of intangibles        403         486       1,375       1,207
  In-process research and
   development write-off             -           -           320         471
                                 -------     -------    --------    --------

Total operating expenses           7,581       7,434      22,319      20,929
                                 -------     -------    --------    --------

Operating income                   8,883       2,865      18,258       7,995

Non-operating income (expense)       162           8         231        (131)
                                 -------     -------    --------    --------

Income before income taxes         9,045       2,873      18,489       7,864

Income tax provision              (3,606)     (1,086)     (7,392)     (3,022)
                                 -------     -------    --------    --------

Net income                       $ 5,439     $ 1,787    $ 11,097    $  4,842
                                 =======     =======    ========    ========


Net income per share:
  Basic                          $  0.24     $  0.08    $   0.49    $   0.23
  Diluted                        $  0.23     $  0.08    $   0.48    $   0.22

Shares used in per share
 calculations:
   Basic                          22,580      22,356      22,520      21,135
   Diluted                        23,592      23,113      23,272      21,891


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                         2005          2004
                                                       -------       -------

Cash flows from operating activities:
  Net income                                           $11,097       $ 4,842
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        3,305         3,218
    Write-off of in-process research and development       320           471
    Equipment impairment write-down                         -            241
    Increase in equity associated with tax
     benefit from exercise of stock options                678           224
    Deferred tax assets, net                             5,431         2,609
    Changes in operating assets and liabilities:
      Accounts receivable                               (9,238)       (4,900)
      Inventories                                        2,739        (3,434)
      Prepaid expenses and other assets                    867         2,641
      Accounts payable                                  (1,668)        4,136
      Accrued payroll and other accrued liabilities      1,088        (2,175)
      Deferred revenue                                    (273)          357
    Other                                                   16          (128)
                                                       -------       -------
Net cash provided by operating activities               14,362         8,102
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (1,555)       (1,970)
  Proceeds from sale of assets                             143           835
  Acquisition of Skybility business                     (4,897)           -
  Acquisition of Vytek Corporation, net of
   cash acquired                                            -         (1,727)
                                                       -------       -------
Net cash used in investing activities                   (6,309)       (2,862)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                             -          2,000
  Debt repayments                                       (2,178)       (4,300)
  Proceeds from exercise of stock options                1,282           703
                                                       -------       -------
Net cash used in financing activities                     (896)       (1,597)
                                                       -------       -------

Net change in cash and cash equivalents                  7,157         3,643
Cash and cash equivalents at beginning of period        31,048        22,885
                                                       -------       -------

Cash and cash equivalents at end of period             $38,205       $26,528
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED NOVEMBER 30, 2005 and 2004


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless products, engineering services and software that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the telemetry and asset tracking markets, public safety communications, the healthcare industry and digital multimedia delivery applications.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal year 2005 fell on February 26, 2005. The actual interim periods ended on November 26, 2005 and November 27, 2004. In the accompanying consolidated financial statements, the 2005 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 6, 2005.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2005 and its results of operations for the three and nine month periods ended November 30, 2005 and 2004. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - ACQUISITIONS

     Skybility
     ---------
     On April 18, 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California, pursuant to an Asset Purchase Agreement dated April 18, 2005 (the "Agreement"). Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Global System for Mobile Communications (GSM) network and the Advanced Mobile Phone Service (AMPS) network. The Skybility business operates as the Machine-to-Machine ("M2M") product line of the Company's Products Division.

     Skybility's operations are included in the accompanying fiscal 2006 interim consolidated statement of income for the 32-week period from April 18, 2005 to November 30, 2005.

     The acquisition of Skybility was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two major U.S. DBS system operators.

     The Company acquired the business of Skybility, its inventory, fixed assets, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $4,829,000 and agreed to make a future cash payment (the "Earn-out Payment"), subject to the attainment of certain financial performance targets. The formula for the Earn-out Payment is as follows:

        Net sales during the
       12-month period ending
     4/18/06 ("Earn-out Period")                Earn-out Payment
     ----------------------------       -------------------------------
       Less than $10 million             None

       $10 million or more but           50% of gross profit on all net
         not more than $13 million        sales during the Earn-out Period

       More than $13 million             75% of gross profit on net sales
                                          up to $20 million during the
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
                                                              ======

     The $320,000 allocated to in-process research and development in the purchase price allocation above was charged to expense following the acquisition.

     The negative goodwill of $102,000 is classified as a liability at November 30, 2005, pending the determination of the Earn-out Payment amount as described above. The Earn-out Payment, if any, will be first applied to the negative goodwill liability. Any Earn-out Payment in excess of the liability will be recorded as goodwill. If after applying the Earn-out Payment against the liability, it results in a remaining balance in the liability account, such amount will be used to reduce the amounts allocated to the acquired assets on a pro rata basis.

      Vytek
      -----
     In connection with the acquisition of Vytek Corporation on April 12, 2004, the Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek (the "Vytek Stockholder Representative") and an independent escrow agent. Under the terms of the escrow agreement, 854,700 shares of CalAmp's common stock were deposited into the escrow account at the time of the acquisition and were to serve as security for potential indemnity claims by the Company under the acquisition agreement. In November 2004, 628,380 shares of common stock held in escrow were forfeited by the selling stockholders of Vytek pursuant to the Working Capital Adjustment provisions of the acquisition agreement and were returned to the Company. These 628,380 shares were then canceled and returned to the status of authorized, unissued shares. In November 2005, the escrow agent sold 1,444 shares from the escrow account to pay for the legal fees of the Vytek Stockholder Representative. At November 30, 2005, there were 224,876 shares of CalAmp's common stock remaining in the escrow account. Subject to any claims by the Company for indemnification, except for an amount equal in value to $2 million, all shares of the Company's common stock in the escrow account were to be released to the selling stockholders of Vytek, in accordance with their pro rata interests, 15 months after the April 12, 2004 closing date. No further shares have been released from the escrow account because the Company has indemnification claims against the escrow account (which the Vytek Stockholder Representative is disputing) and because the market value of the remaining escrow shares was less than $2 million at July 12, 2005. All remaining shares of the Company's common stock, if any, in the escrow account will be released to the Vytek selling stockholders two years after the April 12, 2004 closing date, subject to any then pending and unresolved claims for indemnification. The shares in escrow are carried at a per share value of $11.26, which was the average closing price of the Company's common stock on the NASDAQ National Market for the period beginning two trading days before and ending two trading days after December 23, 2003, the day that the acquisition terms were agreed to and announced.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                           November 30,   February 28,
                                               2005           2005
                                              ------         ------
       Raw materials                         $15,068         $17,680
       Work in process                           896             676
       Finished goods                          3,842           3,109
                                             -------         -------
                                             $19,806         $21,465
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill associated with each reporting unit is as follows (in thousands):

                                  Products   Solutions      Total
                                  --------   ---------    ---------
Balance as of February 28, 2005   $ 57,785    $ 35,049     $ 92,834
Removal of goodwill associated
 with divested assets                   -         (230)        (230)
Other change		                -            1            1
                                  --------   ---------     --------
Balance as of November 30, 2005   $ 57,785    $ 34,820     $ 92,605
                                  ========   =========     ========

     Impairment tests of goodwill associated with the Products Division are conducted annually as of December 31. The annual tests conducted in the last three fiscal years indicated no impairment of Products Division goodwill.

     The initial annual impairment test of the goodwill associated with the Solutions Division was performed during the first quarter of fiscal 2006 using a testing date of April 30, 2005, which indicated that there was no impairment of Solutions Division goodwill.

     The Company used a discounted cash flow approach to estimate the fair value of both divisions in these impairment tests.

      Other intangible assets are comprised as follows (in thousands):

                            November 30, 2005           February 28, 2005
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $5,079   $1,307   $3,772   $3,349   $  592   $2,757
Customer lists  5 yrs.     2,147      494    1,653    1,127      199      928
Contracts
 backlog        1 yr.        995      995       -       845      748       97
Covenants not
 to compete     4.5 yrs.     730      423      307      400      304       96
Licensing right 2 yrs.       200      125       75      200       50      150
                          ------   ------   ------   ------   ------   ------
                          $9,151   $3,344   $5,807   $5,921   $1,893   $4,028
                          ======   ======   ======   ======   ======   ======

     Amortization of intangibles was $1,451,000 and $1,257,000 for the nine months ended November 30, 2005 and 2004, respectively. Amortization expense for the nine months ended November 30, 2005 is reported in the accompanying consolidated statements of income in cost of revenues and operating expenses in the amounts of $76,000 and $1,375,000, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2006 (remainder)  $  420,000
                 2007              $1,571,000
                 2008              $1,509,000
                 2009              $1,509,000
                 2010              $  717,000
                 Thereafter        $   81,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank credit facility

     The Company has a $14 million working capital line of credit with a commercial bank (increased from $10 million by an amendment dated October 25, 2005). Borrowings under this line of credit bear interest at LIBOR plus 1.50% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2007. At November 30, 2005, $3,000,000 was outstanding on the line of credit which is classified as long-term at that date. Also at that date, $2,974,000 was reserved under the line for outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $5,348,000 at November 30, 2005 of which $2,395,000 is classified as current at that date. The bank credit agreement that encompasses the line of credit and the two term loans contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined in the bank credit agreement) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

Other long-term debt

     The Company had capital lease obligations of $41,000 at November 30, 2005, of which $30,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of November 30, 2005 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2006                                   There-
  Obligations    (remainder)  2007    2008    2009    2010   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt principal     $   706   $2,139  $4,800  $  703  $  -    $  -   $ 8,348
Capital leases           9       33       9    -        -       -        51
Operating leases       485    1,912   1,926   1,991   2,061   1,803  10,178
Purchase
 obligations        25,273      824     -       -       -       -    26,097
                   -------   ------  ------  ------  ------   ------ ------
Total contractual
 cash obligations  $26,473   $4,908  $6,735  $2,694  $2,061  $1,803 $44,674
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

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the purchase price allocation, Vytek's deferred tax assets were valued at $8,783,000, which is net of a valuation allowance of $1,892,000.

     At November 30, 2005 the Company's net deferred income tax asset was $5,972,000, which amount is net of a valuation allowance of $1,892,000.

     If in the future a portion or all of the $1,892,000 valuation allowance at November 30, 2005 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The effective income tax rate was 40.0% and 38.4% in the nine months ended November 30, 2005 and 2004, respectively.


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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                   Three months ended    Nine months ended
                                      November 30,           November 30,
                                    ----------------      ----------------
                                     2005      2004        2005      2004
                                    ------    ------      ------    ------
 Basic weighted average number
  of common shares outstanding      22,580    22,356      22,520    21,135

 Effect of dilutive securities:
  Stock options                        787       531         584       644
  Shares held in escrow                225       226         168       112
                                    ------    ------      ------    ------
 Diluted weighted average number
  of common shares outstanding      23,592    23,113      23,272    21,891
                                    ======    ======      ======    ======

     Options and warrants outstanding at November 30, 2005 to purchase approximately 555,000 shares of common stock at exercise prices of $10.88 and above were excluded from the computation of diluted earnings per share for the three months then ended because the exercise price of these options and warrants was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

     As further discussed in Note 2, there are shares of the Company's common stock held in escrow in connection with the April 2004 acquisition of Vytek. The shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. However, the estimated impact of these shares has been included in the diluted weighted average number of common shares outstanding for the three and nine months ended November 30, 2005 and 2004.


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 30, 2005 and 2004 (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        November 30,          November 30,
                                      ----------------      ----------------
                                       2005      2004        2005      2004
                                      ------    ------      ------    ------
 Net income                           $5,439    $1,787     $11,097    $4,842

 Unrealized holding gain on
  available-for-sale investments         -          -           -         21
                                      ------    ------     -------    ------
 Comprehensive income                 $5,439    $1,787     $11,097    $4,863
                                      ======    ======     =======    ======


Note 9 - STOCK OPTIONS

     As permitted by SFAS 123, the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense for options granted under its stock option plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. Because options are generally granted at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of income. The Company will be required to adopt SFAS 123R, which requires the expensing of stock options, effective February 26, 2006, which is the first day of fiscal 2007.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                             Options granted
                          during the nine months
                             ended November 30,
                           -------------------
                            2005         2004
                           ------       ------
Expected life (years)         5            5
Dividend yield                0%           0%
Interest rates            3.9%-4.3%    3.3%-4.0%
Volatility                 84%-95%      97%-134%

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

                                  Three months ended    Nine months ended
                                     November 30,          November 30,
                                   ----------------     ----------------
                                    2005      2004       2005      2004
                                   ------    ------     ------    ------
  Net income as reported           $5,439    $1,787    $11,097    $ 4,842

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                       (273)     (460)      (843)    (1,623)
                                    -----     -----      -----     ------
  Pro forma net income             $5,166    $1,327    $10,254    $ 3,219
                                    =====     =====     ======     ======
  Earnings per share:
     Basic -
       As reported                 $ 0.24    $ 0.08     $ 0.49     $ 0.23
       Pro forma                   $ 0.23    $ 0.06     $ 0.46     $ 0.15

     Diluted -
       As reported                 $ 0.23    $ 0.08     $ 0.48     $ 0.22
       Pro forma                   $ 0.22    $ 0.06     $ 0.44     $ 0.15


Note 10 - CONCENTRATION OF RISK

     Because the Company's principal business involves the sale of products into a market comprised of two large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three or nine months ended November 30, 2005 or 2004, as a percent of consolidated revenue, are as follows:

                          Three months ended     Nine months ended
                              November 30,          November 30,
                           ----------------      ----------------
             Customer       2005      2004        2005      2004
             --------      ------    ------      ------    ------
                A           56.6%     44.0%       57.0%     38.5%
                B           12.6%     17.4%       12.0%     15.6%
                C             -        6.6%         -       11.4%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                           Nov. 30,   Feb. 28,
             Customer        2005       2005
             --------       ------     ------
                A            54.1%      49.8%
                B            11.0%      25.2%
                C              -         0.2%

Customers A, B and C are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects for a period of one year. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. Activity in the warranty liability for the nine months ended November 30, 2005 and 2004 is as follows (in thousands):

                                       Nine months ended
                                         November 30,
                                      -----------------
                                       2005       2004
                                      ------     ------
      Balance at beginning of period   $746       $159
      Charged to costs and expenses     401        589
      Deductions                       (336)      (469)
                                       ----       ----
      Balance at end of period         $811       $279
                                       ====       ====


Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Nine months ended
                                          November 30,
                                      -------------------
                                       2005         2004
                                      ------       ------
Interest paid                         $ 362         $ 347
Income taxes paid                     $ 644         $ 123

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Nine months ended
                                          November 30,
                                      -------------------
                                       2005         2004
                                      ------       ------
Fair value of Company common
 stock received as consideration
 from the sale of assets             $   190           -

Sale of Company common stock held
 in escrow to pay for the legal
 fees of the Vytek Stockholder
 Representative                      $    16

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock issued and
 held in escrow                      $    -       $83,383

Decrease in valuation allowance
 for available-for-sale investment   $    -       $    21


Note 13 - SEGMENT INFORMATION

     Segment information for the three and nine months ended November 30, 2005 and 2004 is as follows (dollars in thousands):

                    Three months ended                          Three months ended
                     November 30, 2005                           November 30,2004
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division  Corporate  Total
             -------    ------     -------    -----      -------    ------    -------   -----
Revenues:
  Products    $59,565   $ 1,324             $60,889     $50,425    $ 1,324             $51,749
  Services        -       3,574               3,574         -        5,317               5,317
               ------     -----              ------      ------      -----              ------
  Total       $59,565   $ 4,898             $64,463     $50,425    $ 6,641             $57,066
               ======     =====              ======      ======      =====              ======

Gross profit:
  Products    $14,441   $ 1,149             $15,590     $ 8,737    $   226             $ 8,963
  Services        -         874                 874         -        1,336               1,336
               ------     -----              ------      ------      -----              ------
  Total       $14,441   $ 2,023             $16,464     $ 8,737    $ 1,562             $10,299
               ======     =====              ======      ======      =====              ======

Gross margin:
  Products       24.2%     86.8%               25.6%       17.3%      17.1%               17.3%
  Services         -       24.5%               24.4%         -        25.1%               25.1%
  Total          24.2%     41.3%               25.5%       17.3%      23.5%               18.0%

Operating
 income
 (loss)       $10,406   $  (373)  $(1,150)  $ 8,883     $ 6,191    $(2,379)  $  (947)  $ 2,865
               ======     =====     =====    ======      ======      =====     =====    ======

                     Nine months ended                            Nine months ended
                     November 30, 2005                            November 30, 2004
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             -------    ------     -------   -----      -------    ------     -------   -----
Revenues:
  Products   $153,331   $ 3,386             $156,717   $133,980    $ 4,519            $138,499
  Services        -      12,987               12,987        -       14,391              14,391
              -------    ------             --------    -------     ------             -------
  Total      $153,331   $16,373             $169,704   $133,980    $18,910            $152,890
              =======    ======              =======    =======     ======             =======

Gross profit:
  Products   $ 34,975   $ 2,434             $ 37,409   $ 24,506    $   945            $ 25,451
  Services        -       3,168                3,168        -        3,473               3,473
              -------     -----              -------    -------     ------             -------
  Total      $ 34,975   $ 5,602             $ 40,577   $ 24,506    $ 4,418            $ 28,924
              =======     =====              =======    =======     ======             =======

Gross margin:
  Products       22.8%     71.9%               23.9%       18.3%      20.9%               18.4%
  Services         -       24.4%               24.5%         -        24.1%               24.1%
  Total          22.8%     34.2%               23.9%       18.3%      23.4%               18.9%

Operating
 income
 (loss)      $ 23,453   $(2,029)  $(3,166)  $ 18,258    $16,861    $(5,971)  $(2,895) $  7,995
              =======     =====     =====    =======    =======     ======     =====   =======

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of the CEO, CFO and two other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems based on historical experience or due to insolvency, disputes or other collection issues. As further described in
Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 69% of the Company's total revenue for the nine months ended November 30, 2005 and approximately 65% of the Company's accounts receivable balance as of November 30, 2005. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. In the purchase price allocation, Vytek's deferred tax assets were valued at $8,783,000, which is net of a valuation allowance of $1,892,000.

     At November 30, 2005 the Company's net deferred income tax asset was $5,972,000, which amount is net of a valuation allowance of $1,892,000.

     If in the future a portion or all of the $1,892,000 valuation allowance at November 30, 2005 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

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


RESULTS OF OPERATIONS

     Effective with the acquisition of Vytek on April 12, 2004, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business into the Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division. The Company's results of operations for the nine months ended November 30, 2004 include the operations of Vytek for 33 weeks.

     The Skybility business that was acquired by the Company on April 18, 2005 became the Machine-to-Machine ("M2M") product line within the Products Division and is included in the Company's results of operations for the nine months ended November 30, 2005 for 32 weeks.

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

                                  REVENUE BY SEGMENT

            Three months ended November 30,   Nine months ended November 30,
           -------------------------------  --------------------------------
                2005             2004             2005             2004
           --------------   --------------  --------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----  --------  -----   -------  -----

Products   $59,565   92.4%  $50,425   88.4% $153,331   90.4% $133,980   87.6%
Solutions    4,898    7.6%    6,641   11.6%   16,373    9.6%   18,910   12.4%
           -------  -----   -------  -----  --------  -----   -------  -----
Total      $64,463  100.0%  $57,066  100.0% $169,704  100.0% $152,890  100.0%
           =======  =====   =======  =====  ========  =====   =======  =====

                               GROSS PROFIT BY SEGMENT

            Three months ended November 30,   Nine months ended November 30,
           -------------------------------   -------------------------------
                2005             2004             2005             2004
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $14,441   87.7%  $ 8,737   84.8%  $34,975   86.2%  $24,506   84.7%
Solutions    2,023   12.3%    1,562   15.2%    5,602   13.8%    4,418   15.3%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $16,464  100.0%  $10,299  100.0%  $40,577  100.0%  $28,924  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====

                          OPERATING INCOME (LOSS) BY SEGMENT

            Three months ended November 30,   Nine months ended November 30,
           -------------------------------   -------------------------------
                2005             2004             2005             2004
           ---------------- ---------------- ---------------  ---------------
                     % of             % of             % of            % of
                     Total            Total            Total           Total
 Division   $000s   Revenue  $000s   Revenue  $000s   Revenue  $000s  Revenue
---------  -------  ------- -------  ------- -------  ------- ------- -------

Products   $10,406   16.1%  $ 6,191   10.8%  $23,453   13.8%  $16,861  11.0%
Solutions     (373)  (0.6%)  (2,379)  (4.2%)  (2,029)  (1.2%)  (5,971) (3.9%)
Corporate
 expenses   (1,150)  (1.7%)    (947)  (1.6%)  (3,166)  (1.8%)  (2,895) (1.9%)
           -------  ------  -------  ------  -------   ------ -------  -----
Total      $ 8,883   13.8%  $ 2,865    5.0%  $18,258   10.8%  $ 7,995   5.2%
           =======  ======  =======  ======  =======   ====== =======  =====


     Revenue

     Products Division revenue increased $9,140,000, or 18%, to $59,565,000 in the three months ended November 30, 2005 from $50,425,000 for the same period in the previous fiscal year. About $2.9 million or 32% of the increase is attributable to increased sales of DBS products. Sales of M2M products accounted for revenue of $2.5 million or 27% of the increase. The remainder of the increase is attributable to increased sales of other wireless products, primarily radio modules to a legacy customer of Vytek.

     For the nine months ended November 30, 2005, Products Division revenue increased $19,351,000, or 14%, over the same period of the prior year. Sales of M2M products accounted for revenue of $6.3 million or 33% of the increase. About $5.2 million of the increase is attributable to increased sales of DBS products. The remainder of the increase is attributable to increased sale of other wireless products, primarily radio modules to the customer referred to above that was acquired in the Vytek purchase.

     Revenue of the Solutions Division decreased $1,743,000, or 26%, to $4,898,000 in the three months ended November 30, 2005 from $6,641,000 for the same period in the previous fiscal year. For the nine months ended November 30, 2005, Solutions Division revenue decreased $2,537,000, or 13%, over the same period of the prior year. The revenue decrease is primarily the result of the Company's actions to eliminate lower margin business in the current year in order to reduce operating losses in this division.

     Gross Profit and Gross Margins

     Products Division gross profit increased $5,704,000, or 65%, which is primarily attributable to the gross margin improvement from 17.3% in last year's third quarter to 24.2% in the latest quarter. The gross margin improvement was mainly due to increased sales of higher-margin products, primarily M2M products, radio modules and latest generation DBS products. The remainder of the gross profit improvement is attributable to the $9,140,000 increase in revenue.

     For the nine months ended November 30, 2005, Products Division gross profit increased by $10,469,000, or 43%, from the same period of last year, and gross margin improved from 18.3% to 22.8%, primarily for the reasons explained in the preceding paragraph.

     Solutions Division gross profit increased $461,000, or 30%, and gross margin improved from 23.5% in the three months ended November 30, 2004 to 41.3% in the latest quarter. For the nine months ended November 30, 2005, Solutions Division gross profit increased $1,184,000, or 27%, from the same period of last year, and gross margin improved from 23.4% to 34.2%. A product mix favoring higher margin software sales resulted in significantly improved gross margin in the three month period ended November 30, 2005. The remainder of the gross profit and gross margin improvement is attributable to actions taken to improve the cost structure and gross margins of the Solutions Division.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense ("R&D") increased by $270,000 to $2,585,000 in the latest quarter from $2,315,000 in the third quarter of last year. The Products Division increased its R&D spending by $570,000 primarily in connection with product development costs relating to the M2M product line that was recently acquired. The Solutions Division reduced its R&D spending by approximately $300,000. For the nine month year-to-date periods, R&D expenses increased $952,000 from $6,190,000 last year to $7,142,000 this year. The increase is primarily attributable to M2M R&D expenses of $1,475,000, partially offset by $742,000 in reduced R&D spending in the Solutions Division.

     Consolidated selling expenses increased to $1,914,000 in the latest quarter from $1,847,000 in the third quarter of last year. Although the expense was relatively unchanged between these two periods, the Products Division incurred increased selling expenses of $360,000 and Solutions Division lowered its selling expenses by $293,000 compared to last year. For the nine month year-to-date periods, selling expenses increased $931,000 from $4,651,000 last year to $5,582,000 this year, primarily attributable to the Products Division. The inclusion of M2M selling expenses of $524,000 accounted for more than half of the increase. The Solutions Division incurred increased selling expenses of $256,000.

     Consolidated general and administrative expenses ("G&A") decreased 4% to $2,679,000 in the latest quarter from $2,786,000 last year. The decrease is attributable to a reduction of $715,000 in G&A of the Solutions Division, partially offset by an increase in Products Division G&A of approximately $400,000 and higher Corporate (non-division) G&A of approximately $200,000. More than half of the increase in the Products Division and Corporate G&A is attributable to higher payroll related expenses due to new hires and increases in wage rates and incentive compensation. In addition, the Products Division had a gain on sale of assets of $91,000 in the third quarter of last year compared with a loss on sale of assets of $22,000 in the latest quarter. Such gain (loss) amounts on sales of assets are included in G&A expense for financial reporting purposes. For the nine month year-to-date periods, general and administrative expenses decreased $510,000 from $8,410,000 last year to $7,900,000 this year. The decrease is attributable to a reduction of Solutions Division G&A of $1,439,000, partially offset by an increase in Products Division G&A of $658,000 and higher Corporate (non-division) G&A of $271,000, mainly from higher payroll related expenses.

     Amortization expense of intangible assets in the three months ended November 30, 2005 and 2004 was $403,000 and $486,000, respectively. The decrease is attributable to certain intangibles assets related to the Vytek acquisition that became fully amortized prior to the latest three-month period. In the nine months ended November 30, 2005 and 2004, amortization expense was $1,375,000 and $1,207,000, respectively. The increase in the nine month period is attributable to amortization expense related to the intangible assets arising from the acquisition of the M2M product line.

     The in-process research and development ("IPR&D") write-off decreased by $151,000 to $320,000 in the nine months ended November 30, 2005 from $471,000 last year. Last year's IPR&D write-off was related to the acquisition of Vytek and this year's IPR&D write-off was related to the acquisition of Skybility. See also Note 2 to the accompanying unaudited consolidated financial statements for additional information on the Skybility acquisition.

     Operating Income

     Operating income was $8,883,000 and $2,865,000 in the three months ended November 30, 2005 and 2004, respectively, and $18,258,000 and $7,995,000, respectively in the nine months ended November 30, 2005 and 2004. These results were driven by improved gross margins in both the Products and Solutions Divisions. The Products Division's higher gross profit, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins", partially offset by the Products Division's higher operating expenses, contributed to the increase in operating income. The Solutions Division also showed an improvement in its operating results in the third quarter, reducing its operating loss by about 84% compared to the same period last year, which is the result of the Company focusing its efforts on higher margin business and changing the division's cost structure, primarily through workforce reductions. Management is closely monitoring the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     The effective income tax rate was 40.0% and 38.4% in the nine months ended November 30, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $38,205,000 at November 30, 2005, and its $14 million working capital line of credit with a bank. During the nine months ended November 30, 2005, cash and cash equivalents increased by $7,157,000. This increase consisted of cash provided by operating activities of $14,362,000, proceeds from stock option exercises of $1,282,000 and proceeds from the sale of assets of $143,000, partially offset by cash used for the Skybility acquisition of $4,897,000, cash used for capital expenditures of $1,555,000 and debt repayments of $2,178,000.

     At November 30, 2005 the Company had a $14 million working capital line of credit with a commercial bank that matures on August 3, 2007. Borrowings under this line of credit bear interest at LIBOR plus 1.50% or the bank's prime rate, and are secured by substantially all of the Company's assets. At November 30, 2005, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $2,974,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit. The Company also has two bank term loans which had an aggregate outstanding principal balance of $5,348,000 at November 30, 2005 of which $2,395,000 is classified as current at that date. The bank credit agreement which encompasses the line of credit and the two term loans contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined in the bank credit agreement) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past several years, and based on the Company's internal financial forecasts for the next several quarters, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of November 30, 2005.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. The Company believes that fiscal 2006 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales are to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "plans", "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and ongoing pricing declines on existing products in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, the timing and market acceptance of new product introductions, new technologies, the Company's ability to eliminate operating losses in its Solutions Division and make this business segment profitable, and other risks and uncertainties that are set forth under the heading "Risk Factors" in the Company's registration statement on Form S-3 (number 333-119858) as filed with the Securities and Exchange Commission on October 20, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and bank term loans payable. At November 30, 2005, the carrying values of cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

     The carrying value of bank term loans payable approximates fair value since the interest rates on these loans approximate the interest rates which are currently available to the Company for the issuance of debt with similar provisions and maturities. Based on the amount of bank debt outstanding at November 30, 2005, a change in interest rates of one percent would result in an annual impact of less than $100,000, net of tax, on the Company's consolidated statement of income.

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

     It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Furthermore, the Company generally does not enter into foreign currency forward exchange contracts. There are no foreign currency forward exchange contracts outstanding at November 30, 2005.


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


                      PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     (a) CalAmp Corp. and U.S. Bank National Association entered into Amendment Agreement Number Six to Loan and Security Agreement ("Amendment No. 6") dated as of October 25, 2005. Amendment No. 6, attached as Exhibit 10.1 to this report, provides for, among other items, a one year extension of the maturity date of the working capital line of credit to August 3, 2007, an increase in the maximum revolving amount to $14,000,000, lowering of the LIBOR-based interest rate by 0.25%, and deletion of the liquidity requirement which required CalAmp to maintain cash and cash equivalents of at least $8,000,000.


ITEM 6.   EXHIBITS

         Exhibit 10.1 - Amendment Agreement Number Six to Loan and
                        Security Agreement dated October 25, 2005 by and between CalAmp Corp. and U.S. Bank National Association (1)

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

        January 5, 2006                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)