Form 10-K
period 2006-02-28
CalAmp Corp.
filed 2006-05-10
CIK 730255

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2006

                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to _____.


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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [X]

Indicate by check mark whether the registrant is a large accelerated filer,
an accelerated filer, or a non-accelerated filer.   (Check one): Large
accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 27, 2005 was approximately
$188,854,000.   As of May 1, 2006, there were 23,246,724 shares of the
Company's common stock  outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., is a provider of wireless products, engineering services and software that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the telemetry and asset tracking markets, public safety communications, the healthcare industry and digital multimedia delivery applications.

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The acquisition of Vytek was motivated primarily by the strategic goal of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base. Concurrent with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business to form the new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

     On April 18, 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California, pursuant to an Asset Purchase Agreement dated April 18, 2005. Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Advanced Mobile Phone Service (AMPS) analog network using Global Positioning Satellite (GPS) technology. The Skybility business operates as the Machine-to-Machine ("M2M") product line of the Company's Products Division.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2006, 2005 and 2004 fell on February 25, 2006, February 26, 2005 and February 28, 2004, respectively. In this Annual Report on Form 10-K, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.

RECENT DEVELOPMENT

     On May 9, 2006, the Company signed a definitive agreement to acquire Dataradio, Inc. ("Dataradio"), a privately held Canadian company, for a cash payment of Canadian $60.1 million or approximately U.S. $54.6 million at the current Canadian Dollar to U.S. Dollar exchange rate of 1.10. The Company plans to finance the transaction using a combination of cash on hand and new bank debt of approximately $33 million. Dataradio is currently focused in three primary business lines: wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules. Dataradio has approximately 175 employees at facilities located in Montreal, Minnesota and Georgia. For the 12 month period ended April 30, 2006, Dataradio had unaudited revenues of approximately U.S. $32 million. During this same period, Dataradio generated gross margins in excess of 50%. The transaction is expected to close in the next several weeks.


PRODUCTS DIVISION

     The Products Division develops, manufactures and sells devices and systems utilizing wireless technology that receive television programming transmitted from satellites and terrestrial transmission towers or that provide connectivity for access to critical information, data and entertainment content.

     The Products Division currently generates most of its revenue from the sale of DBS outdoor reception equipment, with such sales accounting for approximately 86%, 95% and 93% of total Products Division revenues in fiscal years 2006, 2005 and 2004, respectively. Sales of the Company's Products Division amounted to $196.9 million, $194.8 million and $128.6 million in fiscal years 2006, 2005 and 2004, respectively. The Company believes that DBS reception equipment will continue to be a significant portion of its overall Products Division revenue for the foreseeable future.

     The Company's DBS reception products are installed at subscribers' premises to receive subscription television programming signals that are transmitted from orbiting satellites. These DBS reception products consist principally of reflector dish antennae, feedhorns, and electronics which receive, process and amplify satellite television signals for distribution over coaxial cable into the building. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Feed ("LNBF"). The microwave amplifier boosts the signal millions of times for further processing. The downconverter changes the signal from a microwave frequency into a lower intermediate frequency that can be easily transmitted over coaxial cable and that a satellite television receiver can acquire, recognize and process to create a picture.

     The M2M product line of the Company's Products Division operates in the Machine-to-Machine industry that focuses on connecting machines to other machines, which can range from simple sensors to complex machines and computer servers. The connectivity is achieved using wired and wireless networks, including, but not limited to, cellular wide area networks, wireless local area networks, satellite, ethernet, telephone, and the Internet. Control and monitoring of remote devices are typically the purpose of M2M applications. Controlling thermostats for demand-side energy management, monitoring fuel/liquid storage tanks, locating or tracking a car or other mobile asset, utility meter reading and control, and monitoring of an alarm panel are all examples of M2M applications. M2M applications typically increase efficiency and lower costs for their owners by providing critical data in real or near real time. By leveraging the Internet and cellular infrastructure, M2M applications can typically be monitored globally from anywhere an Internet connection can be made. With the continued growth in wireless network deployments, the Company believes that wireless M2M applications will be increasingly desired for their relative ease of deployment and geographic accessibility. CalAmp's M2M product line includes wireless modules compatible with cellular wide area networks that enables network connectivity for machines. CalAmp also provides design, system integration and manufacturing services for M2M products.


SOLUTIONS DIVISION

     The Company's Solutions Division provides technology integration solutions consisting of a mix of professional services and proprietary software and hardware to enterprise customers and original equipment manufacturers. These solutions primarily involve customization services to adapt technology and applications to a customer's specific needs under either "time and material" or fixed price contracts.

     The Solutions Division's offerings include mobile computing, urgent messaging, enterprise and media content delivery. Its mobile computing expertise extends enterprise business processes to mobile workers by establishing connectivity between enterprise applications and a wide range of mobile and telephony devices. Its messaging offerings include an urgent messaging software platform known as TelAlert, which provides mission-critical communication applications for network monitoring, enterprise management, help desk, dispatch and call center systems.

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

     Satellite dish antennas are manufactured on a subcontract basis by a non-affiliated metal fabrication company in the U.S. In addition, some of the Company's satellite LNBF products are manufactured on a subcontract basis by a company located in Taiwan and China.

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

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995, and upgraded its registration to ISO9001:2000 in 2003. ISO 9001:2000 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriter's Laboratory, Inc. according to the ISO 9001:2000 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in October 2005. In addition, the Company conducts internal audits of processes and procedures on a quarterly basis. The Company believes that the loss of its ISO certification could have a material adverse effect on its operations, and the Company can provide no assurance that it will be successful in continuing to maintain such certification.

RESEARCH AND DEVELOPMENT

     Each of the markets the Company competes in is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on satellite DBS products, M2M applications and public safety radio modules. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance by product redesign efforts.

     Research and development expenses in fiscal years 2006, 2005 and 2004 were $9,109,000, $8,320,000 and $5,363,000, respectively. During this three year period the Company's research and development expenses have ranged between 3.8% and 4.2% of annual sales.

SALES AND MARKETING

     The Company's revenues were derived mainly from customers in the United States, which represented 95%, 97% and 96% of consolidated revenues in fiscal 2006, 2005 and 2004, respectively.

     The Products Division sells its satellite reception products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. Other wireless access products are sold directly to system operators as well as through distributors and system integrators.

     The sales and marketing functions for the Products Division are located primarily at the Company's corporate headquarters location in Oxnard, California. In addition, the Products Division has a small sales office in Paris, France. The M2M product line of the Products Division has an office in Carlsbad, California. The sales and marketing functions for the Solutions Division are located at several offices in California and on the East Coast.

    Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2006        2005        2004
        --------     ---------    ------      ------      ------
        Echostar     Products      55.5%       43.4%       39.4%
        DirecTV      Products      13.7%       17.1%       22.9%

     Echostar Communications Corporation owns and operates the DISH satellite television service in the U.S. DirecTV Group Inc. is the largest satellite television service provider in the U.S. The Company believes that the loss of either Echostar or DirecTV as a customer could have a material adverse effect on the Company's financial position and results of operations.

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

     Products Division:

     The Company believes that its existing principal competitors for its DBS products business include Sharp, Wistron NeWeb Corporation, Winegard Company, Andrew Corporation, Microelectronics Technology, Inc., Funai and Pro Brand, and that the principal competitors for its non-DBS wireless access products include WaveCom Electronics, Tran System, Inc. and Niigata Seimitsu. Based on information announced quarterly by the U.S. DBS system operators as to the total number of subscribers and the subscriber turnover rate, the Company believes that it is the leading supplier of outdoor subscriber premise equipment to the U.S. DBS television industry. In the U.S. DBS television market, the Company believes its reputation for performance and quality allows the Company a competitive advantage if pricing of its products is comparable to its competitors. Because the Company's satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in price and margin pressures.

     Solutions Division:

     The engineering solutions market in which the Solutions Division operates includes a large number of companies, is intensely competitive and faces rapid technological change. The Solutions Division expects the competition to continue and intensify, which could result in price reductions, reduced profitability and loss of current or future customers. The Solutions Division's competitors fall into the following categories: internal information technology or engineering departments of current and potential customers; large information technology consulting services providers such as Accenture, Electronic Data Systems Corporation and International Business Machines Corporation; traditional information technology services providers such as Sapient Corporation; Internet professional services firms and emerging offshore software developers such as Cognizant, Satyam, Infosys and HCL. In addition, the Solutions Division faces competition from software and hardware companies such as Wind River Systems, BSQUARE Corporation, Applied Data Systems, Inc., Intrinsyc Software, Inc. and Logic Product Development.

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

     The Products Division currently has 19 patents ranging from design features for downconverter and antenna products to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. In addition to its awarded patents, the Products Division currently has 8 patent applications pending.

     Solutions Division:

     The Solutions Division relies on a combination of trademark, copyright, service mark, trade secret laws and contractual restrictions to establish and protect proprietary rights in the Solutions Division's products and services.

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

     CalAmp(R) is a federally registered trademark of the Company.

EMPLOYEES

     At February 28, 2006, the Company had approximately 350 employees and approximately 130 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.


EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

      NAME                         AGE                 POSITION
--------------------------         ---         --------------------------

Fred Sturm                          48         Director, President and
                                                Chief Executive Officer

Patrick Hutchins                    42         President, Products Division

Steven L'Heureux                    50         President, Solutions Division

Richard Vitelle                     52         Vice President, Finance,
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


AVAILABLE INFORMATION

     The Company's primary Internet address is www.calamp.com. The Company makes its Securities and Exchange Commission ("SEC") periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC.

     Materials the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that the Company files electronically with the SEC.


ITEM 1A. RISK FACTORS

     The following list describes several risk factors which are unique to our Company:

The Company is dependent on its significant customers, the loss of any of which could have a material adverse effect on the Company's future sales and its ability to sustain its growth.

     The Company's top two customers, Echostar and DirecTV, accounted for 55.5% and 13.7%, respectively, of the Company's total net sales for fiscal 2006. Echostar and DirecTV in the aggregate accounted for 60.5% of CalAmp's total net sales for fiscal 2005 and 62.3% of its total net sales for fiscal 2004. The loss of either Echostar or DirecTV as a customer, a deterioration in the overall business of either of them, or a decrease in the volume of sales by either of them, could result in decreased sales and could have a material adverse impact on CalAmp's ability to sustain its growth. A substantial decrease or interruption in business from any of the Company's significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on the Company's business, financial condition or results of operations.

We do not currently have long-term contracts with customers and our customers may cease purchasing products at any time, which could significantly harm our revenues.

     We generally do not have long-term contracts with our customers. As a result, our agreements with our customers do not currently provide us with any assurance of future sales. These customers can cease purchasing products from us at any time without penalty, they are free to purchase products from our competitors, they may expose us to competitive price pressure on each order and they are not required to make minimum purchases.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we cannot be certain that our products will continue to be accepted in the marketplace or capture increased market share.

     The market for DBS products and other wireless products is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles, and price erosion. We expect competition to intensify as our competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages currently enjoyed by our products will be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot provide assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

     Information about the Company's competitors is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading "COMPETITION".

Multiple factors beyond the Company's control may cause fluctuations in our operating results and may cause our business to suffer.

     The revenues and results of our operations may fluctuate significantly, depending on a variety of factors, including the following:

	* our dependence on a few major customers in our satellite products business that currently account for a substantial majority of our overall sales;

	* the introduction of new products and services by competitors; and

	* seasonality in the equipment market for the U.S. DBS subscription television industry.

     We will not be able to control many of these factors. In addition, if our revenues in a particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our business to suffer.

Our business is subject to many factors that could cause the Company's quarterly or annual operating results to fluctuate and its stock price to be volatile.

     Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:

      * the timing and amount of, or cancellation or rescheduling of, orders for our products;

      * our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

      * announcements, new product introductions and reductions in price of products offered by our competitors;

      * our ability to achieve cost reductions;

      * our ability to obtain sufficient supplies of sole or limited source components for our products;

      * our ability to achieve and maintain production volumes and quality levels for our products;

      * our ability to maintain the volume of products sold and the mix of distribution channels through which they are sold;

      * the loss of any one of our major customers or a significant reduction in orders from those customers;

      * increased competition, particularly from larger, better capitalized competitors;

      * fluctuations in demand for our products and services; and

      * telecommunications and wireless market conditions specifically and economic conditions generally.

     Due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of products could occur at the end of a fiscal quarter. Failure to ship products by the end of a quarter may adversely affect operating results. In the future, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, our quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

Because some of our components, assemblies and electronics manufacturing services are purchased from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer.

     Some of our key components are complex to manufacture and have long lead times. Also, our DBS dish antennas, LNB housings, subassemblies and some of our electronic components are purchased from sole source vendors for which alternative sources are not readily available. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and results of operations could suffer. Furthermore, if we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share.

Our lack of product diversification means that any decline in price or demand for our company's products would adversely affect our business.

     Our satellite and wireless access products will account for a substantial portion of our revenue and are expected to do so for the foreseeable future. Consequently, a decline in the price of, or demand for, our satellite or wireless access products, or their failure to achieve or maintain broad market acceptance, could adversely affect our business.

If we do not meet product introduction deadlines, our business could be adversely affected.

     Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business. In the past, CalAmp has experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products and enhancements and which caused them to incur unexpected expenses. In addition, some of our existing customers have conditioned their future purchases of our products on the addition of product features. In the past we have experienced delays in introducing new features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market.

If demand for our products fluctuates rapidly and unpredictably, it may be difficult to manage the business efficiently which may result in reduced gross margins and profitability.

     Our cost structure will be based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Rapid and unpredictable shifts in demand for our products may make it difficult to plan production capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. Our ability to reduce costs and expenses may be further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base. Conversely, in the event of a sudden upturn, we may incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business.

Because we intend to sell some of our products in countries other than the United States, subjecting us to different regulatory schemes, and we will have a significant foreign supply base, we may not be able to develop products that work with the different standards resulting in our inability to sell our products, and, further, we may be subject to political, economic, and other conditions affecting such countries that could result in reduced sales of our products and which could adversely affect our business.

     If our sales are to grow in the longer term, we believe we must grow our international business. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products in those locations. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process and therefore we do not know the standards with which we would be forced to comply. Furthermore, standards and regulatory requirements are subject to change. If we fail to anticipate or comply with these new standards, our business and results of operations will be adversely affected.

     Sales to customers outside the U.S. accounted for 5%, 3% and 4% of CalAmp's total sales for the fiscal years ended February 28, 2006, 2005 and 2004, respectively. Assuming that we continue to sell our products to such customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, change in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

     Additionally, a substantial portion of our components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations, which could adversely affect our business.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

     Other than in our DBS products business, which currently does not depend upon patented technology, our ability to succeed in the wireless access business may depend, in large part, upon our intellectual property for some of our wireless products as well as software applications marketed by our Solutions Division. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. These mechanisms provide us with only limited protection. We currently hold 19 patents and have 8 patent applications pending. As part of our confidentiality procedures, we enter into non-disclosure agreements with all of our executive officers, managers and supervisory employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We may be subject to infringement claims which may disrupt the conduct of our business and affect our profitability.

     We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporate unlicensed copyrights or trade secrets into our products. It is possible that third parties may claim that our products and services may infringe upon their trademark, patent, copyright, or trade secret rights. Any such claims, regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements or require us to stop using the challenged intellectual property. Successful infringement claims against us may materially disrupt the conduct of our business and affect profitability.

We may engage in future acquisitions that have adverse consequences for our business.

     In April 2002 we completed the acquisition of the assets and business of Kaul-Tronics, Inc., in April 2004 we completed the acquisition of Vytek, and in April 2005 we acquired the Skybility business. We may make additional acquisitions of businesses, products or technologies in the future in order to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. The acquisitions that we have completed and that we may complete in the future could result in the following, any of which could seriously harm our results of operations or the price of our stock: (1) issuances of our equity securities that would dilute the percentage ownership of our current stockholders; (2) large one-time write-offs; (3) the incurrence of debt and contingent liabilities; (4) difficulties in the assimilation and integration of the acquired companies;
(5) diversion of management's attention from other business concerns; (6) contractual disputes; (7) risks of entering geographic and business markets in which we have no or only limited prior experience; and (8) potential loss of key employees or customers of acquired organizations.

Cost of licenses to use radio frequencies may restrict the growth of the wireless communications industry and demand for our products.

     Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use.

     Industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies and the related frequency relocation costs. Typically, governments sell these licenses at auctions. Over the last several years, the costs of these licenses and the related frequency relocation costs have increased significantly. The significant cost for licenses and related frequency relocation costs have slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses, pay the relocation costs or technology to upgrade systems and the financial results for a number of businesses have been affected by the industry's rate of growth. Slowed growth among operators may restrict the demand for our products.

A failure to rapidly transition or to transition at all to newer digital technologies could adversely affect our business.

     Our success, in part, will be affected by the ability of our wireless businesses to continue its transition to newer digital technologies, and successfully compete in that business and gain market share. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

We will depend upon wireless networks owned and controlled by others, unproven business models and emerging wireless carrier models to deliver existing services and to grow.

     If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. All of our services will be delivered using airtime purchased from third parties. We will depend on these companies to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors, and if they compete with us, they may refuse to provide us with their services.

Our software may contain defects or errors, and its sales could decrease if this injures our reputation or delays shipments of our software.

     Our current software products and platforms are complex and must meet the stringent technical requirements of customers. Therefore, we must develop services quickly to keep pace with the rapidly changing software and telecommunications markets. Software as complex as that which will be offered by us is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Some existing contracts related to software contain provisions that require us to repair or replace products that fail to work. To the extent that such products are repaired or replaced in the future, our expenses may increase, resulting in a decline in our gross margins. In addition, our software may not be free from errors or defects after delivery to customers has begun, which could result in the rejection of our software or services, damage to our reputation, lost revenue, diverted development resources and increased service and warranty costs.

New laws and regulations that impact the industry could increase costs or reduce opportunities for us to earn revenue.

     We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to Delaware corporations of similar size that are headquartered in California. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply airtime and certain hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  PROPERTIES

     The Company's principal facilities, all leased, are as follows:

                           Square
       Location           Footage                       Use
----------------------    -------       ---------------------------------
Oxnard, California         98,000       Corporate office, Products Division
                                         offices and manufacturing plant

San Diego, California      22,000        Solutions Division offices

Carlsbad, California        6,000        Products Division's M2M offices

Oakland, California         5,000        Administrative and sales office

Chanhassen, Minnesota       4,000        Product design facility

Parsippany, New Jersey      2,500        Sales office and service center

Paris, France                 150        Sales office

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     Investigation by the Securities and Exchange Commission:

     In May 2001, the Securities and Exchange Commission ("SEC") commenced an investigation into the circumstances surrounding the misstatements in the Company's consolidated financial statements for its 2000 and 2001 fiscal years caused by its former controller. In April 2004, the SEC concluded its investigation and issued a cease and desist order directing the Company to not violate federal securities laws in the future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2006.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on The Nasdaq Stock Market under the ticker symbol CAMP. The following table sets forth for the last two years the quarterly high and low sale prices for the Company's Common Stock, as reported by Nasdaq:
                                                  LOW            HIGH
  Fiscal Year Ended February 28, 2006:
         1st Quarter                            $ 7.21          $ 7.62
         2nd Quarter                              8.48            8.83
         3rd Quarter                             11.91           12.26
         4th Quarter                             12.00           12.59

  Fiscal Year Ended February 28, 2005:
         1st Quarter                            $ 6.63          $17.20
         2nd Quarter                              5.12            8.20
         3rd Quarter                              5.57           10.00
         4th Quarter                              6.76           10.18

     At May 1, 2006 the Company had approximately 1,750 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 9,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

     During fiscal 2006, the Company received 26,500 shares of the Company's common stock as partial consideration for the sale of assets. These shares were canceled and returned to the status of authorized, unissued shares.

ITEM 6.  SELECTED FINANCIAL DATA
                                          Year ended February 28,
                              -----------------------------------------------
                                2006      2005      2004      2003      2002
                              --------  --------  --------  --------  -------
                                  (In thousands except per share amounts)
OPERATING DATA
Revenues                     $217,493  $220,027  $128,616  $100,044  $100,715
Cost of revenues              164,747   178,649   110,950    79,511    78,342
                             --------  --------   -------   -------   -------
Gross profit                   52,746    41,378    17,666    20,533    22,373
                             --------  --------   -------   -------   -------
Operating expenses:
  Research and development      9,109     8,320     5,363     5,982     7,337
  Selling                       6,963     6,397     2,336     2,560     3,456
  General and administrative   10,700    11,499     3,880     3,685     6,051
  Amortization of intangibles   1,771     1,643       104        96      270
  In-process research and
    development write-off         310       471        -         -         -
                             --------  --------   -------   -------   -------
Total operating expenses       28,853    28,330    11,683    12,323    17,114
                             --------  --------   -------   -------   -------
Operating income               23,893    13,048     5,983     8,210     5,259
                             --------  --------   -------   -------   -------
Non-operating income (exp.):
  Settlement of litigation                   -         -        -      (1,125)
  Other income (expense), net     536      (120)     (243)     (215)       47
                             --------  --------   -------   -------   -------
Total non-operating
  income (expense)                536      (120)     (243)     (215)   (1,078)
                             --------  --------   -------   -------   -------
Income from continuing
 operations before income tax  24,429    12,928     5,740     7,995     4,181
Income tax provision           (9,867)   (4,852)      (26)   (2,835)   (1,307)
                             --------  --------   -------   -------   -------
Income from continuing
 operations                    14,562     8,076     5,714     5,160     2,874
Loss from discontinued
  operations, net of tax           -         -         -         -        (25)
Gain on sale of discontinued
  operations, net of tax           -         -         -         -      1,615
                             --------  --------   -------   -------   -------
Net income                   $ 14,562  $  8,076  $  5,714   $ 5,160  $  4,464
                              =======   =======   =======    ======   =======
Basic earnings per share:
  Income from
   continuing operations     $   0.64  $   0.38  $   0.39   $  0.35  $   0.21
  Gain on sale of disc. ops.       -         -         -         -       0.12
                              -------   -------   -------   -------   --------
                             $   0.64  $   0.38  $   0.39   $  0.35  $   0.33
                              =======   =======   =======    ======   =======
Diluted earnings per share:
   Income from
     continuing operations   $   0.62  $   0.36  $   0.37   $  0.35  $   0.21
   Gain on sale of disc. ops.      -         -         -         -       0.11
                              -------   -------   -------    ------   -------
                             $   0.62  $   0.36  $   0.37   $  0.35  $   0.32
                              =======   =======   =======    ======   =======


ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                              February 28,
                              -----------------------------------------------
                                               (In thousands)
                                2006      2005      2004      2003      2002
                              -------   -------   -------   -------   -------
BALANCE SHEET DATA

Current assets              $ 99,236   $ 88,534   $67,365   $53,092   $45,739

Current liabilities         $ 21,873   $ 29,662   $24,722   $18,405   $15,480

Working capital             $ 77,363   $ 58,872   $42,643   $34,687   $30,259

Current ratio                    4.5        3.0       2.7       2.9       3.0

Total assets                $204,346   $196,755   $98,619   $89,597   $56,688

Long-term debt              $  5,511   $  7,679   $ 7,690   $12,569   $ 3,628

Stockholders' equity        $176,109   $158,288   $65,363   $58,623   $37,580



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     CalAmp is a provider of wireless products, engineering services and software that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the telemetry and asset tracking markets, public safety communications, the healthcare industry and digital multimedia delivery applications.

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., for incorporation into complete subscription satellite television systems. The Company sells its other wireless access products directly to system operators as well as through distributors and system integrators.

     On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The acquisition of Vytek was motivated primarily by the strategic goal of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base. Concurrent with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business to form the new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

     On April 18, 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California, pursuant to an Asset Purchase Agreement dated April 18, 2005. Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Global System for Mobile Communications (GSM) network and the Advanced Mobile Phone Service (AMPS) network. The Skybility business operates as the Machine-to-Machine (M2M) product line of the Company's Products Division.

     Revenue consists principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 78% of consolidated revenue in the fiscal year ended February 28, 2006. The DBS system operators have approximately 27% share of the total subscription television market in the U.S. In calendar 2005, the size of the U.S. DBS market is estimated by industry analysts to have grown by 9% from 24.8 million subscribers to approximately 27.1 million subscribers at December 31, 2005.

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

     For these and other reasons, the Company's net revenue in fiscal 2006 may not necessarily be indicative of future years' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

     Significant opportunities for the Company include increasing the Company's market share for outdoor reception equipment in the U.S. DBS market, expanding its presence in wireless industry market segments for both fixed and mobile wireless applications, and leveraging CalAmp's high volume manufacturing capabilities to gain production contracts with customers of the Solutions Division's product design and consulting engineering services. The Company's principal challenges include maintaining and improving Products Division gross margin and eliminating operating losses in the Solutions Division.


Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2006, 2005 and 2004 fell on February 25, 2006, February 26, 2005 and February 28, 2004, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 69.2% of the Company's fiscal 2006 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     During fiscal years 2004 and 2005, the deferred tax asset valuation allowance was reduced by $1,405,000 and $630,000, respectively, which had the effect of reducing income tax expense by corresponding amounts in these respective years.

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

     At February 28, 2006 the Company's net deferred income tax asset was $6,386,000 which amount is net of a valuation allowance of $1,841,000. The valuation allowance at February 28, 2006 relates to the tax assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Vytek acquisition. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Valuation of Long-lived Assets and Goodwill

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS)No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS No.144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal years 2005 and 2004, the Company recorded impairment writedowns of $241,000 and $739,000, respectively, on property and equipment which had become underutilized due to increased outsourcing to contract manufacturers. There were no impairment charges in fiscal 2006.

     Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

      The goodwill of $71,896,000 that resulted from the Vytek acquisition was apportioned on the basis of a valuation analysis between the Company's Products Division and Solutions Division because both of these reporting units were expected to benefit from the synergies of this business combination. This valuation analysis resulted in an apportionment of the Vytek acquisition goodwill to the Products Division and the Solutions Division in the amounts of $36,847,000 and $35,049,000, respectively.

      As further described in Note 5 to the accompanying consolidated financial statements, the Company tested its Products Division goodwill for impairment as of December 31, 2005, which indicated that there was no impairment as of that date. The initial annual impairment test of the Solutions Division goodwill was performed during the first quarter of fiscal 2006 using a testing date of April 30, 2005, which indicated that there was no impairment of Solutions Division goodwill.

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.


Results of Operations, Fiscal Years 2004 Through 2006

     The following table sets forth, for the periods indicated, the percentage of sales represented by items included in the Company's Consolidated Statements of Income:

                                         Year Ended February 28,
                                      ----------------------------
                                       2006       2005       2004
                                      ------     ------     ------

Sales                                  100.0%     100.0%     100.0%
Cost of goods sold                      75.7       81.2       86.3
                                       -----      -----      -----
Gross profit                            24.3       18.8       13.7
                                       -----      -----      -----
Operating expenses:
  Research and development               4.2        3.8        4.2
  Selling                                3.2        2.9        1.8
  General and administrative             4.9        5.2        3.1
  Amortization of intangibles            0.8        0.8         -
  In-process research and
   development write-off                 0.2        0.2         -
                                       -----      -----      -----
Operating income                        11.0        5.9        4.6

Other income (expense), net              0.2         -        (0.2)
                                       -----      -----      -----
Income before income taxes              11.2        5.9        4.4

Income tax provision                    (4.5)      (2.2)        -
                                       -----      -----      -----
Net income                               6.7%       3.7%       4.4%
                                       =====      =====      =====

     The Company's sales and gross profit by business segment for the last three years are as follows:

                                       REVENUE BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2006                 2005              2004
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Products          $196,908    90.5%    $194,835    88.6%   $128,616   100.0%
Solutions           20,585     9.5%      25,192    11.4%       -         -
                   -------   -----      -------   -----     -------   -----
Total             $217,493   100.0%    $220,027   100.0%   $128,616   100.0%
                   =======   =====      =======   =====     =======   =====


                                    GROSS PROFIT BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2006                 2005              2004
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Products          $ 45,589    86.4%    $ 35,765    86.4%    $17,666   100.0%
Solutions            7,157    13.6%       5,613    13.6%        -        -
                   -------   -----      -------   -----      ------   -----
Total             $ 52,746   100.0%    $ 41,378   100.0%    $17,666   100.0%
                   =======   =====      =======   =====      ======   =====

     The Products Division generates a substantial portion of its revenue from the sale of outdoor reception equipment for use with subscription satellite television programming services. Such products accounted for approximately 86%, 95% and 93% of total Products Division revenues in fiscal years 2006, 2005 and 2004, respectively.


Fiscal Year 2006 compared to Fiscal Year 2005

     Revenue

     Products Division revenue increased $2,073,000, or 1%, to $196,908,000 in fiscal 2006 from $194,835,000 in fiscal 2005. Sales of wireless products, primarily radio modules to a legacy customer of Vytek, increased $9.1 million over the prior year. Sales of M2M products, the product line acquired from Skybility in fiscal 2006, contributed a revenue increase of $7.4 million in fiscal 2006. These increases were substantially offset by a decline in DBS product revenue of $14.4 million from fiscal 2005 to 2006. The decline in DBS revenue was attributable to a significant shift in product mix. There was a 55% decline in unit sales of older generation DBS products that have low average selling prices (less than $25 per unit) which represented an aggregate $39 million decline in DBS revenue, and a 44% increase in unit sales of higher complexity new generation products with higher average selling prices (more than $50 per unit) which represented an aggregate $17 million increase in DBS revenue. Increased sales of DBS products with medium average selling prices (between $25 and $50 per unit) and DBS mounting hardware products accounted for the remainder of the net change in year-over-year DBS revenue.

     Revenue of the Solutions Division decreased $4,607,000, or 18%, to $20,585,000 in fiscal 2006 from $25,192,000 in fiscal 2005. The revenue decrease is primarily the result of the Company's actions to eliminate lower margin business in the current year in order to reduce operating losses in this division.

     Gross Profit and Gross Margins

     Products Division gross profit increased by $9,824,000, or 28%, in fiscal 2006 compared to fiscal 2005. The Products Division gross margin improved from 18.4% in fiscal 2005 to 23.2% in fiscal 2006. The gross profit and margin improvement were mainly due to increased sales of higher-margin products, primarily M2M products, radio modules and latest generation DBS products.

     Solutions Division gross profit increased $1,544,000, or 28%, and gross margin improved from 22.3% in fiscal 2005 to 34.8% in fiscal 2006. A revenue mix favoring higher margin software products resulted in significantly improved gross margin in fiscal 2006.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense ("R&D") increased by $789,000 to $9,109,000 in fiscal 2006 from $8,320,000 in fiscal 2005. The
Products Division increased its R&D spending by $1.9 million primarily in connection with product development costs relating to the M2M product line that was acquired in April 2005. The Solutions Division reduced its R&D spending by approximately $1 million. The Solutions Division's R&D spending is primarily in the development of software products.

     Consolidated selling expenses increased by $566,000 from $6,397,000 last year to $6,963,000 this year, primarily attributable to the Products Division. The inclusion of M2M selling expenses in the current year as a result of the acquisition of the Skybility business in the fiscal 2006 first quarter accounted for substantially all of this increase.

     Consolidated general and administrative expenses ("G&A") decreased by $799,000 to $10,700,000 in fiscal 2006 from $11,499,000 last year. The decrease is attributable to a reduction of Solutions Division G&A of $1.8 million as a result of actions taken to improve the cost structure of this Division, partially offset by an increase in Products Division G&A of $1 million, mainly from higher payroll related expenses.

     Amortization expense of intangible assets was $1,771,000 in fiscal 2006 compared to $1,643,000 in fiscal 2005. The increase is attributable to amortization expense related to the intangible assets arising from the April 2005 acquisition of the M2M product line.

     The in-process research and development ("IPR&D") write-off decreased by $161,000 to $310,000 in fiscal 2006 from $471,000 in fiscal 2005. Last year's IPR&D write-off was related to the acquisition of Vytek and this year's IPR&D write-off was related to the acquisition of the M2M product line. See also Note 2 to the accompanying unaudited consolidated financial statements for additional information on the M2M product line.

     Operating Income

     Operating income increased by $10,845,000 to $23,893,000 in fiscal 2006 from $13,048,000 in fiscal 2005. These results were driven by improved gross margins in both the Products and Solutions Divisions. The Products Division's higher gross profit, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins", partially offset by the Products Division's higher operating expenses, contributed to the increase in operating income. The Solutions Division also showed an improvement in its operating results in fiscal 2006, reducing its operating loss by about 60% compared to fiscal 2005, which is the result of this Division focusing its efforts on attracting higher margin business and changing its cost structure primarily through workforce reductions. Management is closely monitoring the performance of this business unit with the objective of achieving profitable results for the Solutions Division as soon as possible.

     Income Tax Provision

     The effective income tax rate was 40.4% and 37.5% in fiscal years 2006 and 2005, respectively. During fiscal year 2005, the deferred tax asset valuation allowance was reduced by $630,000 which had the effect of reducing income tax expense in fiscal 2005. In fiscal 2006, the deferred tax asset valuation allowance was reduced by $51,000. Because this valuation allowance relates to tax assets acquired in the Vytek purchase, this $51,000 was recorded as a reduction of goodwill and did not impact fiscal 2006 income tax expense.

Fiscal Year 2005 compared to Fiscal Year 2004

     Revenue

     Products Division revenue in fiscal 2005 increased $66,219,000, or 51%, over fiscal 2004, primarily as the result of increased unit sales of DBS reception equipment, specifically LNBFs. Sales of DBS products increased during fiscal 2005 in part because the Company began volume shipments of two new products in the fiscal 2005 third quarter in support of customers' multi-satellite and digital video recorder service offerings. The increasing availability of high-definition television programming and the introduction of set-top boxes with integrated digital video recorders drove demand for increasingly complex DBS outdoor reception equipment that the Company supplies. These latest generation satellite products typically have higher average selling prices than earlier generation DBS outdoor reception products.

     The Solutions Division revenue in fiscal 2005 represented the service operations of Vytek which was acquired effective April 12, 2004. The products manufacturing business of Vytek is included in the Products Division.

     Gross Profit and Gross Margins

     Products Division gross profit increased by $18,099,000, or 102%, in fiscal 2005 compared to fiscal 2004. Approximately one-half of the gross profit increase was attributable to the $66,219,000 increase in revenue in fiscal 2005, and the remaining gross profit increase was attributable to the year-over-year improvement in the gross margin percentage. The Products Division gross margin improved from 13.7% in fiscal 2004 to 18.4% in fiscal 2005.

     The gross margin improvement in fiscal 2005 was due mainly to the fact that the Products Division gross margin during fiscal 2004 was adversely affected by quarter-to-quarter volatility in ordering patterns from the Company's two key customers. This demand volatility required the Company to make a rapid contraction in production capability in the fiscal 2004 first quarter, and a rapid expansion of production capability in the fiscal 2004 third quarter, all of which adversely affected manufacturing efficiencies and gross margins during fiscal 2004.

     Fiscal 2005 gross profit and gross margin of the Solutions Division were $5,613,000 and 22.3%, respectively. During fiscal 2005 the Company took action to improve the cost structure and gross margins of the Solutions Division.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense increased by $2,957,000 to $8,320,000 in fiscal 2005 from $5,363,000 in fiscal 2004. This increase in R&D expense was primarily due to the inclusion of the operations of the Solutions Division in fiscal 2005, which accounted for $2,133,000 or 72% of the increase. The remaining increase was primarily attributable to increased salaries and temporary labor expense ($522,000), increased incentive compensation expense ($99,000), and increased workers compensation insurance expense ($155,000).

     Consolidated sales and marketing expenses increased by $4,061,000 in fiscal 2005 compared to fiscal 2004. Substantially all of this increase was attributable to the inclusion of the Solution Division's operations in fiscal 2005.

     Consolidated general and administrative expense increased from $3,880,000 last year to $11,499,000 this year. The $7,619,000 increase was primarily explained by the inclusion of the Solutions Division's operations in fiscal 2005, which accounted for $5,848,000 of the increase. The remaining increase was attributable primarily to increased auditing and accounting fees ($584,000), increased incentive compensation expense ($272,000), increased legal expense ($260,000), increased salaries and wages expense ($176,000), increased recruiting fees ($106,000), increased consulting fees ($78,000), and the fact that the gain on sales of property and equipment, which is netted against G&A expense, was $115,000 less in fiscal 2005 compared to fiscal 2004.

     Amortization expense of intangible assets in fiscal 2005 was $1,643,000, compared to $104,000 in fiscal 2004. This increase was attributable to the intangible assets arising from the acquisition of Vytek in April 2004. The write-off of in-process R&D of $471,000 in fiscal 2005 was also attributable to the Vytek acquisition.

     Operating Income

     Operating income was $13,048,000 and $5,983,000 during fiscal years 2005 and 2004, respectively. The increased profitability was attributable to the improvement in the satellite products portion of the Company's Products Division, as discussed above under the headings "Revenue" and "Gross Profit and Gross Margins".

     Fiscal 2005 operating income of $13,048,000 was comprised of operating income of the Products Division of $25,316,000, an operating loss of the Solutions Division of $8,051,000, and unallocated corporate expenses of $4,217,000. The Company had taken steps to reduce the losses of the Solutions Division by strengthening the sales and marketing organization, by reducing overhead costs, and by making a leadership change.

     Income Tax Provision

     During fiscal years 2005 and 2004, the deferred tax asset valuation allowance was reduced by $630,000 and $1,405,000, respectively, which had the effect of reducing income tax expense by corresponding amounts in these respective years. The effective income tax rate was 37.5% and 0.5% in fiscal years 2005 and 2004, respectively. The increase in effective tax rate in fiscal 2005 was attributable primarily to the fact that the reduction in the valuation allowance in fiscal 2004 as a percentage of fiscal 2004 pretax income was significantly greater than the reduction in the valuation allowance in fiscal 2005 as a percentage of fiscal 2005 pretax income. In addition, the Company was able to utilize a greater amount of tax credits in fiscal 2004 compared to fiscal 2005.

Liquidity and Capital Resources

      The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $45,783,000 at February 28, 2006, and its $14 million working capital line of credit with a bank. During fiscal year 2006, cash and cash equivalents increased by $14,735,000. This net increase consisted of cash provided by operating activities of $22,380,000, proceeds from stock option exercises of $2,290,000 and proceeds from sale of property and equipment of $146,000, less cash used in the acquisition of Skybility business of $4,897,000, repayments of debt of $2,888,000 and cash used for capital expenditures of $2,296,000.

      Cash was used by an increase in operating working capital during fiscal 2006 in the aggregate amount of $4,301,000, comprised of a $1,704,000 increase in accounts receivable, a $6,377,000 decrease in accounts payable, and a decrease of $913,000 in accrued liabilities, partially offset by a $4,266,000 decrease in inventories and a $427,000 decrease in prepaid expenses and other assets.

      The Company believes that inflation and foreign currency exchange rates did not have a material effect on its operations in fiscal 2006.

     At February 28, 2006 the Company had a $14 million working capital line of credit with a commercial bank that matures on August 3, 2007. Borrowings under this line of credit bear interest at LIBOR plus 1.50% or the bank's prime rate, and are secured by substantially all of the Company's assets. At February 28, 2006, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $2,875,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit. The Company also has two term loans with this bank that had an aggregate outstanding principal balance of $4,642,000 at February 28, 2006, as further described in Note 6 to the consolidated financial statements.

     The bank credit agreement that encompasses the working capital line of credit and the two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, a current ratio of not less than 2.0, a leverage ratio of not more than 2.25, tangible net worth of at least $22,050,000 and net income of at least $1.00 in each fiscal year. The Company's bank credit agreement also prohibits payment of dividends without the prior written consent of the bank. At February 28, 2006 and 2005, the Company was in compliance with all such covenants. The bank credit agreement contains a subjective acceleration clause that enables the bank to call the loans in the event of a material adverse change (as defined in the credit agreement) in the Company's business. Based on the Company's history of profitable operations and positive operating cash flow over the past five years, and based on the Company's internal financial forecasts for the next year, the Company does not believe it is probable that the bank will assert the material adverse change clause in the next 12 months.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2006 (in thousands):

                         Payments Due by Period
                     -------------------------------
                      Less
Contractual           Than     1-3    3-5
Obligations          1 year   years  years    Total
---------------      ------ -------  ------  -------

Debt               $ 2,139  $ 5,503  $  -     $ 7,642

Capital leases          29        8     -          37

Operating leases     1,651    4,356   1,696     7,703

Purchase
 obligations        23,697      -       -      23,697
                   -------  -------  ------   -------
Total contractual
 cash obligations  $27,516  $ 9,867  $1,696   $39,079
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

New Authoritative Pronouncements

     See Note 1 of the accompanying consolidated financial statements for a description of new authoritative accounting pronouncements either recently adopted or which had not yet been adopted by the Company as of the end of fiscal 2006

Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's ability to eliminate operating losses in its Solutions Division and make this business segment profitable, the Company's success at integrating its acquired businesses, and other risks and uncertainties that are set forth under the "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At February 28, 2006, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents levels to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


      The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.

      CalAmp Corp. management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2006. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management of CalAmp Corp. believes that, as of February 28, 2006, the Company's internal control over financial reporting is effective based on those criteria.

      KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended February 28, 2006, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


 /s/ Richard K. Vitelle   VP Finance, Chief Financial
______________________    Officer and Treasurer
   Richard Vitelle        (principal accounting officer)


 /s/ Fred M. Sturm        President, Chief Executive
______________________    Officer and Director
   Fred M. Sturm          (principal executive officer)

          Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CalAmp Corp:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that CalAmp Corp. maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CalAmp Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that CalAmp Corp. maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CalAmp Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2006, and our report dated May 9, 2006 expressed an unqualified opinion on those consolidated financial statements.


(signed) KPMG LLP

Los Angeles, California
May 9, 2006

          Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CalAmp Corp.:

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 28, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated May 9, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


(signed) KPMG LLP

Los Angeles, California
May 9, 2006

                                 CALAMP CORP.
                        CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE)
                                                           February 28,
                                                      ---------------------
                                                        2006         2005
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents                          $ 45,783     $ 31,048
   Accounts receivable, less allowance for
    doubtful accounts of $203 and $477 at
    February 28, 2006 and 2005, respectively            28,630       27,027
   Inventories, net                                     18,279       21,465
   Deferred income tax assets                            4,042        6,118
   Prepaid expenses and other current assets             2,502        2,876
                                                      --------     --------
          Total current assets                          99,236       88,534
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,438        5,383
Deferred income tax assets, less current portion         2,344        5,285
Goodwill                                                91,386       92,834
Other intangible assets, net                             5,304        4,028
Other assets                                               638          691
                                                      --------     --------
                                                      $204,346     $196,755
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,168     $  2,897
   Accounts payable                                     12,011       18,389
   Accrued payroll and employee benefits                 3,608        3,652
   Other current liabilities                             2,763        3,127
   Deferred revenue                                      1,323        1,597
                                                      --------     --------
          Total current liabilities                     21,873       29,662
                                                      --------     --------
Long-term debt, less current portion                     5,511        7,679
Other non-current liabilities                              853        1,126

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 23,204 and 22,714 shares issued
    and outstanding at February 28, 2006 and
    2005, respectively                                     232          227
   Additional paid-in capital                          135,022      131,784
   Less common stock held in escrow                     (2,532)      (2,548)
   Retained earnings                                    44,188       29,626
   Accumulated other comprehensive loss                   (801)        (801)
                                                      --------     --------
          Total stockholders' equity                   176,109      158,288
                                                      --------     --------
                                                      $204,346     $196,755
                                                      ========     ========
            See accompanying notes to consolidated financial statements.

                                  CALAMP CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year ended February 28,
                                             -----------------------------
                                               2006       2005       2004
                                             --------   --------   -------
Revenues:
  Product sales                             $201,271    $200,098   $128,616
  Service revenues                            16,222      19,929        -
                                            --------    --------   --------
     Total revenues                          217,493     220,027    128,616
                                            --------    --------   --------

Cost of revenues:
  Cost of product sales                      152,333     163,154    110,950
  Cost of service revenues                    12,414      15,495        -
                                            --------    --------   --------
     Total cost of revenues                  164,747     178,649    110,950
                                            --------    --------   --------

Gross profit                                  52,746      41,378     17,666
                                            --------    --------   --------
Operating expenses:
  Research and development                     9,109       8,320      5,363
  Selling                                      6,963       6,397      2,336
  General and administrative                  10,700      11,499      3,880
  Amortization of intangibles                  1,771       1,643        104
  In-process research and development
    write-off                                    310         471        -
                                            --------    --------   --------
Total operating expenses                      28,853      28,330     11,683
                                            --------    --------   --------
Operating income                              23,893      13,048      5,983

Non-operating income (expense):
  Interest income (expense), net                 557        (185)      (317)
  Other income (expense), net                    (21)         65         74
                                            --------    --------   --------
Total non-operating income (expense)             536        (120)      (243)
                                            --------    --------   --------
Income before income taxes                    24,429      12,928      5,740

Income tax provision                          (9,867)     (4,852)       (26)
                                            --------    --------   --------
Net income                                  $ 14,562    $  8,076   $  5,714
                                            ========    ========   ========

Earnings per share:
  Basic                                     $   0.64    $   0.38   $   0.39
  Diluted                                   $   0.62    $   0.36   $   0.37

Shares used in computing basic and
  diluted earnings per share:
    Basic                                     22,605      21,460     14,791
    Diluted                                   23,415      22,193     15,390


            See accompanying notes to consolidated financial statements.

                                 CALAMP CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                              (IN THOUSANDS)

                                                                        Accum-
                                                                        ulated
                                                    Common              Other   Total
                      Common Stock     Additional   Stock               Compre- Stock-
                     --------------     Paid-in      Held    Retained   hensive holders
                     Shares    Amount   Capital   in Escrow  Earnings    Loss   Equity
                     ------    ------    ------   ---------  -------    ------  ------
Balances at
 February 28, 2003    14,745     $147   $ 43,441   $   -     $15,836   $(801) $ 58,623
Net income                -        -          -        -       5,714      -      5,714
Unrealized loss on
 available-for-sale
 investments              -        -          -        -         -       (21)      (21)
                                                                                ------
Comprehensive income                                                             5,693
Exercise of stock
 options                 165        2        615       -         -        -        617
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -         430       -         -        -        430
                      ------     ----    -------  --------   -------   ------  -------
Balances at
 February 28, 2004    14,910      149     44,486       -      21,550    (822)   65,363
Net income                -        -          -        -       8,076      -      8,076
Change in unrealized
 loss on available-for-
 sale investments         -        -          -        -         -        21        21
                                                                                ------
Comprehensive income                                                             8,097
Issuance of common
 stock for Vytek
 acquisition           8,123       81     91,090   (9,624)       -         -    81,547
Cancellation of
 escrow shares          (628)      (6)    (7,070)   7,076        -        -        -
Fair value of options
 and warrants assumed
 in acquisition           -        -       1,837       -         -        -      1,837
Exercise of stock
 options                 309        3      1,053       -         -        -      1,056
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -         388       -         -        -        388
                      ------     ----    -------  --------    -------  ------ --------
Balances at
 February 28, 2005    22,714      227    131,784   (2,548)     29,626   (801)  158,288
Net income                -        -          -        -       14,562     -     14,562
Sales of common stock
 held in escrow           -        -          -        16        -        -         16
Exercise of stock
 options                 516        5      2,285       -         -        -      2,290
Tax benefits from
 exercise of non-
 qualified stock
 options                  -        -       1,143       -         -        -      1,143
Other                    (26)      -        (190)      -         -        -       (190)
                      ------     ----    -------  --------    -------  ------ --------
Balances at
 February 28, 2006    23,204     $232   $135,022  $(2,532)    $44,188  $(801) $176,109
                      ======     ====   ========  ========    =======  ====== ========

            See accompanying notes to consolidated financial statements.

                             CALAMP CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                                   Year ended February 28,
                                               ------------------------------
                                                 2006       2005       2004
                                               --------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 14,562   $  8,076   $ 5,714
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                   4,372      4,340     3,400
  Write-off of in-process research and
   development                                      310        471       -
  Property and equipment impairment writedowns      -          241       739
  Loss(gain)on sale of equipment                     43        (76)     (227)
  Tax benefit from exercise of stock options      1,158        388       430
  Deferred tax assets, net                        6,236      4,201      (233)
Changes in operating assets and liabilities:
    Accounts receivable                          (1,704)    (3,192)   (2,351)
    Inventories                                   4,266       (825)   (7,391)
    Prepaid expenses and other assets               427      3,263      (573)
    Accounts payable                             (6,377)    (1,237)    5,842
    Accrued liabilities                            (913)    (3,114)      744
                                               --------   --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        22,380     12,536     6,094
                                               --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (2,296)    (2,359)   (3,693)
Proceeds from sale of property and equipment        146      1,749     2,201
Acquisition of Skybility business                (4,897)       -         -
Acquisition of Vytek, net of
 cash acquired                                      -       (1,776)      -
                                               --------   --------  --------
NET CASH USED IN INVESTING ACTIVITIES            (7,047)    (2,386)   (1,492)
                                               --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                        -        2,000     1,000
Debt repayments                                  (2,888)    (5,043)   (5,281)
Proceeds from exercise of stock options           2,290      1,056       617
                                               --------   --------  --------
NET CASH USED IN FINANCING ACTIVITIES              (598)    (1,987)   (3,664)
                                               --------   --------  --------
Net change in cash and cash equivalents          14,735      8,163       938
Cash and cash equivalents at beginning of year   31,048     22,885    21,947
                                               --------   --------  --------
Cash and cash equivalents at end of year       $ 45,783   $ 31,048  $ 22,885
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

Fiscal Year

      The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2006, 2005 and 2004 fell on February 25, 2006, February 26, 2005 and February 28, 2004, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.

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

      Revenues of the Company's Solutions Division consist of the sales of hardware products, software and software maintenance, and services. Product revenues of the Solutions Division are generally recognized upon shipment of goods, except that some product revenues associated with systems design and engineering contracts are recognized on the percentage of completion method, principally utilizing labor costs to measure the extent of progress toward completion.

      The Company generally licenses its software pursuant to multiple element arrangements that include maintenance. Where no significant obligations remain, software license revenue is recognized upon delivery of the software provided collection of the sales price is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists to allocate the total fee to the elements of the arrangement.

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

      In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as sales. Shipping and handling fees included in revenues for fiscal years 2006, 2005 and 2004 were $194,000, $239,000 and $345,000, respectively.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

Concentrations of Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company currently invests its excess cash in money market mutual funds and commercial paper. The Company had cash and cash equivalents in one U.S. bank in excess of federally insured amounts.

      Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated annual revenues in any one of the last three years, as a percent of consolidated revenues, are as follows:

                               Year ended February 28,
                           ------------------------------
             Customer       2006        2005        2004
             --------      ------      ------      ------
                A           55.5%       43.4%       39.4%
                B           13.7%       17.1%       22.9%

      Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                                     February 28,
                                --------------------
             Customer            2006          2005
             --------           ------        ------
                A                40.1%        49.8%
                B                19.2%        25.2%

       A third customer accounted for 12.3% of consolidated accounts receivable at February 28, 2006.

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

Operating Leases

      Rent expense under operating leases is recognized on a straight-line basis over the lease term. The difference between the rent expense and the rent payment is recorded as an increase or decrease in deferred rent liability.

      The Company accounts for tenant allowances in lease agreements as a deferred rent liability. The liability is then amortized on a straight-line basis over the lease term as a reduction of rent expense.

      The deferred rent liability is included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

Goodwill

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. As required under Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Intangible Assets", goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Capitalized Software Costs

       The Company capitalizes software costs once technological feasibility has been achieved based on the completion of product design and the detail program design. At February 28, 2006, capitalized software costs in the amount of $98,000 was included in Other Assets.

      No amortization was recorded in fiscal 2006 because the software product is still under development and not yet available for general release to customers.

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

      In connection with the conversion of the French subsidiary's local currency from the French franc to the Euro, effective January 1, 2002, the Company evaluated which currency, the Euro or the U.S. dollar, was best suited to be used as the functional currency. On the basis of this evaluation, management determined that the functional currency should be changed from the Euro to the U.S. dollar, and this change was made effective February 1, 2002. Accordingly, beginning in February 2002 gains and losses from remeasuring the French subsidiary's financial statements from the local currency (the Euro) into the reporting currency (the U.S. dollar) are included in the consolidated income statement. As a result of this 2002 change in functional currency, the foreign currency translation account balance of $801,000 included in accumulated other comprehensive loss will remain unchanged until such time as the French subsidiary ceases to be part of the Company's consolidated financial statements. No income tax expense or benefit has been allocated to this component of accumulated other comprehensive loss because the Company expects that undistributed earnings of this foreign subsidiary will be reinvested indefinitely.

      The aggregate foreign transaction exchange gains (losses) included in determining income before income taxes were $(48,000), $35,000 and $75,000 in fiscal 2006, 2005 and 2004, respectively.

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

Accounting for Stock Options

      As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and comply with the pro forma disclosure requirements of SFAS No. 123.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------
  Net income as reported             $14,562       $8,076       $5,714

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                        (1,832)      (1,647)      (2,672)
                                      ------        -----        -----
  Pro forma net income               $12,730       $6,429       $3,042
                                      ======        =====        =====
  Earnings per share:
     Basic -
       As reported                      $.64         $.38         $.39
       Pro forma                        $.56         $.30         $.21

     Diluted -
       As reported                      $.62         $.36         $.37
       Pro forma                        $.54         $.29         $.20


      Included in the $1,832,000 stock-based employee compensation expense above was $607,000 expense, net of tax, pertaining to 82,125 options granted in February and April 2004 at exercise prices of $14.76 and $13.52 for which the vesting was accelerated in February 2006. These options were granted to employees who are not officers and directors of the Company. The Board of Directors authorized the acceleration of vesting of these out-of-the-money options to avoid the recognition of this expense in future financial statements.


Recent Authoritative Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.
SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company plans to adopt SFAS No. 151 at the beginning of its fiscal 2007. The Company believes that SFAS No. 151, when adopted, will not have a significant impact on its financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will be required to adopt SFAS No. 123R at the beginning of its fiscal 2007. The Company believes that the adoption of SFAS No. 123R could have a material impact on the amount of earnings it reports in fiscal 2007. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of this standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in
Note 1. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as operating cash flow as required under current literature.
This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,158,000, $388,000 and $430,000 in 2006, 2005 and 2004,
respectively.


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

      Skybility's operations are included in the accompanying fiscal 2006 consolidated statement of income for the 45-week period from April 18, 2005 to February 28, 2006.

      The acquisition of Skybility was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two major U.S. DBS system operators.

       The Company acquired the business of Skybility, its inventory, fixed assets, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $4,829,000 and agreed to make a future cash payment if certain financial performance targets during the 12-month period ending April 18, 2006 were attained. These performance targets were not met as of April 18, 2006.

      Following is the purchase price allocation (in thousands):

      Purchase price paid in cash                             $4,829
      Direct costs of acquisition                                 68
                                                              ------
      Total cost of acquisition                               $4,897
                                                              ======
      Fair value of net assets acquired:
         Inventories                                          $1,080
         Property and equipment                                  360
         Developed/core technology                             1,683
         Customer lists                                          993
         Covenants not to compete                                321
         Contracts backlog                                       150
         In-process research and development                     310
                                                               -----
        Total fair value of net assets acquired               $4,897
                                                              ======

      The $310,000 allocated to in-process research and development in the purchase price allocation above was charged to expense following the acquisition.


       Vytek
       -----

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

      Pursuant to the acquisition agreement, the Company issued approximately 8,123,400 shares of common stock as the purchase consideration, of which 854,700 shares were originally placed into an escrow account and approximately 7,268,700 shares were issued to the selling shareholders of Vytek. The Company also assumed all fully vested Vytek stock options and stock purchase warrants that were outstanding at the time of the merger.

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

      The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of CalAmp's common stock deposited into the escrow account were to serve as security for potential indemnity claims by the Company under the acquisition agreement. The acquisition agreement provided that in the event Vytek's balance sheet as of the acquisition date reflected working capital (as defined in the acquisition agreement) of less than $4 million, then CalAmp could recover such deficiency from the escrow account (the "Working Capital Adjustment"). In November 2004, the Company and the selling stockholders of Vytek reached an agreement on the final Working Capital Adjustment of $4,907,000, which equated to 628,380 shares of CalAmp's common stock based on its average share price (as defined in the acquisition agreement). These 628,380 shares were canceled and were returned to the status of authorized, unissued shares. In November 2005, the escrow agent sold 1,444 shares from the escrow account to pay for the legal fees of the Vytek Stockholder Representative. As of February 28, 2006, there were 224,876 shares of CalAmp's common stock remaining in the escrow account. In April 2006, as permitted by the terms of the escrow agreement, the Vytek Stockholder Representative directed the escrow agent to sell 46,000 shares of common stock from the escrow account. The net cash proceeds of approximately $523,000 were deposited to the escrow account. Also in April 2006, to resolve certain indemnification issues which had been in dispute, the Company and the Vytek Stockholder Representative entered into an agreement whereby the escrow agent will pay the Company $480,000 in cash from the escrow account. The escrow agent will also pay legal fees of the Vytek Stockholder Representative and the remaining cash and common stock in the escrow account will be released to the selling stockholders of Vytek.

      Following is the calculation of the recorded value of common stock issued and options and warrants assumed in the Vytek acquisition for activity through February 28, 2006 (in thousands, except per share amounts):

                                              Issued to       Deposited
                                              Sellers at      to escrow
                                            Apr. 12, 2004      account
                                               -------         -------
    Number of common shares issued             7,268.7           854.7
    Escrow shares canceled in Nov. 2004           -             (628.4)
    Escrow shares sold in Nov. 2005 to pay
     Vytek Stockholder Representative             -               (1.4)
                                               -------         -------
    Shares issued net of cancellation          7,268.7           224.9
    Fair market value per share                $ 11.26         $ 11.26
                                               -------         -------
    Value of shares issued                     $81,847         $ 2,532
    Less stock registration costs                 (300)             -
                                               -------         -------
    Fair value of shares issued net
     of registration costs                      81,547           2,532
    Fair value of fully vested Vytek options
     and warrants assumed by CalAmp              1,837              -
                                               -------         -------
    Recorded value of common shares issued
     and assumed options and warrants          $83,384         $ 2,532
                                               =======         =======

      The common shares deposited to the escrow account were, for accounting purposes, treated as contingent consideration, and accordingly were excluded from the purchase price determination until April 2006 when the remaining escrow fund assets became distributable to the Vytek selling stockholders, as described above. The release of the escrow fund assets will be recorded as additional goodwill in the amount of $2,052,000 in the first quarter of fiscal 2007.

      Following is the original purchase price allocation for the Vytek acquisition (in thousands):

     Recorded value of common stock issued to sellers
      and assumed options and warrants (excluding shares
      deposited to the escrow account) ...........................   $83,384
     Direct costs of acquisition including legal,
      accounting and financial advisory fees .....................     2,630
                                                                      ------
     Total cost of Vytek acquisition (excluding common
      stock deposited to the escrow account) .....................    86,014

     Fair value of net assets acquired:
       Current assets ....................................   $ 8,341
       Property and equipment ............................     1,185
       Intangible assets:
         Developed/core technology .............   $3,349
         Customer lists ........................    1,127
         Contracts backlog .....................      845
         In-process research and development ...      471
                                                    -----
           Total intangible assets........................     5,792
       Deferred tax assets, net...........................     8,783
       Other assets ......................................     2,124
       Current liabilities ...............................   (11,811)
       Long-term liabilities .............................      (296)
                                                              ------
        Total fair value of net assets acquired ...................   14,118
                                                                      ------
     Goodwill .....................................................  $71,896
                                                                      ======

      Factors that contributed to a purchase price that resulted in the recognition of goodwill include the following: (i) CalAmp's core satellite products business is heavily dependent on just two key customers, and it was believed that the Vytek acquisition would provide CalAmp with both customer diversification and the opportunity to expand into product markets that offer higher long-term growth potential; (ii) the acquisition was expected to provide the opportunity for certain operational cost efficiencies for the combined organization; (iii) Vytek, through its roll-up strategy, had acquired seven operating companies from April 2000 through April 2003, and CalAmp believed that acquiring Vytek would accelerate its expansion into the wireless product vertical markets served by Vytek's various operating units;
(iv) Vytek was primarily a provider of professional design and engineering services, and consequently it had a relatively small amount of net tangible assets at the time of the acquisition by CalAmp; and (v) CalAmp's stock price increased significantly immediately following the announcement of the merger agreement on December 23, 2003, which increased the value ascribed to the common stock shares issued, and the resultant goodwill, by approximately $17 million.

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

      Concurrent with the acquisition, CalAmp realigned its operations into a divisional structure in which the Company's existing satellite products and wireless access products businesses were combined, together with Vytek's products manufacturing business, into a new Products Division. The remainder of Vytek's operations, consisting of revenues generated by professional engineering services and the development of software applications, now comprise the Solutions Division.

      The goodwill of $71,896,000 that resulted from the Vytek acquisition was apportioned between the Company's two reporting units (the Products Division and the Solutions Division) because both reporting units were expected to benefit from the synergies of the merger. An independent valuation specialist was engaged to perform this goodwill apportionment analysis. This analysis resulted in an apportionment of the total Vytek acquisition goodwill to the Products Division and the Solutions Division in the amounts of $36,847,000 and $35,049,000, respectively.

      The goodwill arising from the Vytek acquisition is not deductible for income tax purposes.

      The $471,000 allocated to in-process research and development in the purchase price allocation above was charged to expense immediately following the acquisition.


NOTE 3 - INVENTORIES

      Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2006            2005
                                      -------          ------
Raw materials                         $14,375         $17,680
Work in process                           380             676
Finished goods                          3,524           3,109
                                      -------         -------
                                      $18,279         $21,465
                                      =======         =======


NOTE 4 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following (in thousands):
                                            February 28,
                                      -----------------------
                                        2006            2005
                                      -------          ------
Leasehold improvements                $ 1,415         $ 1,344
Plant equipment and tooling            15,434          14,619
Office equipment, computers
 and furniture                          5,751           4,657
                                      -------         -------
                                       22,600          20,620
Less accumulated depreciation
 and amortization                     (17,162)        (15,237)
                                      -------         -------
                                      $ 5,438         $ 5,383
                                      =======         =======


Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill associated with each reporting unit is as follows (in thousands):

                                  Products   Solutions      Total
                                  --------   ---------    ---------
Balance as of February 28, 2004   $ 20,938    $    -       $ 20,938
Goodwill from Vytek acquisition
 (see Note 2)                       36,847      35,049       71,896
                                  --------   ---------    ---------
Balance as of February 28, 2005     57,785      35,049       92,834
Realized deferred tax assets
 from Vytek acquisition                         (1,219)      (1,219)
Removal of goodwill associated
 with the sale of assets                -         (230)        (230)
Other change                            -            1            1
                                  --------   ---------     --------
Balance as of February 28, 2006   $ 57,785    $ 33,601     $ 91,386
                                  ========   =========     ========

      Impairment tests of goodwill associated with the Products Division and the Solutions Division are conducted annually as of December 31 and April 30, respectively. The annual tests for the Products Division conducted in the last three fiscal years indicated no impairment of Products Division goodwill. The initial annual impairment test for the Solutions Division as of April 30, 2005 indicated no impairment of Solutions Division goodwill.
The Company used a discounted cash flow approach to estimate the fair value of both divisions in these impairment tests.

      Intangible assets are comprised as follows (in thousands):

                            February 28, 2006           February 28, 2005
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5 yrs.    $5,032   $1,561   $3,471   $3,349   $  592   $2,757
Customer lists  5 yrs.     2,120      601    1,519    1,127      199      928
Contracts
 backlog        1 yr.        995      995       -       845      748       97
Covenants not
 to compete     4.5 yrs.     721      457      264      400      304       96
Licensing right 2 yrs.       200      150       50      200       50      150
                          ------   ------   ------   ------   ------   ------
                          $9,068   $3,764   $5,304   $5,921   $1,893   $4,028
                          ======   ======   ======   ======   ======   ======

      Amortization expense of intangible assets was $1,871,000, $1,693,000 and $104,000 for the years ended February 28, 2006, 2005 and 2004, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2007   $1,549,000
                 2008   $1,488,000
                 2009   $1,488,000
                 2010   $  696,000
                 2011   $   83,000


NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Working capital line of credit

      The Company has a $14 million working capital line of credit with a commercial bank (increased from $10 million by an amendment dated October 25, 2005). Borrowings under this line of credit bear interest at LIBOR plus 1.50% or the bank's prime rate, and are secured by substantially all of the Company's assets. The maturity date of the line of credit is August 3, 2007. At February 28, 2006, $3 million was outstanding on this line of credit which is classified as long-term at that date. Also at that date, $2,875,000 was reserved under the line of credit for outstanding irrevocable stand-by letters of credit.

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2006            2005
                                                    ------          ------
Bank term loan payable, interest floating at
 LIBOR plus 1.50% or bank prime rate, principal
 due in monthly installments of $86 through
 June 2006                                          $   339        $ 1,362
Bank term loan payable, interest floating at
 LIBOR plus 1.50% or bank prime rate, principal
 due in monthly installments of $150 through
 April 2008                                           4,303          6,103
Bank working capital line of credit                   3,000          3,000
Capital lease obligations                                37            111
                                                    -------        -------
Total debt                                            7,679         10,576
Less portion due within one year                     (2,168)        (2,897)
                                                    -------        -------
Long-term debt                                      $ 5,511        $ 7,679
                                                    =======        =======

      The bank credit agreement that encompasses the working capital line of credit and the two bank term loans contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.25, a current ratio of not less than 2.0, a leverage ratio of not more than 2.25, tangible net worth of at least $22,050,000 and net income of at least $1.00 in each fiscal year. At February 28, 2006 and 2005, the Company was in compliance with all such covenants.

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

Contractual Cash Obligations

      Following is a summary of the Company's contractual cash obligations as of February 28, 2006 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual                                                There-
  Obligations         2007    2008    2009    2010    2011   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt               $ 2,139   $4,800  $  703  $  -    $  -    $  -   $ 7,642
Capital leases          29        8     -       -       -       -        37
Operating leases     1,651    1,530   1,417   1,409   1,412     284   7,703
Purchase
 obligations        23,697      -       -       -       -       -    23,697
                   -------   ------  ------  ------  ------   ------ ------
Total contractual
 cash obligations  $27,516   $6,338  $2,120  $1,409  $1,412  $  284 $39,079
                   =======   ======  ======  ======  ======  ====== =======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

      Rent expense under operating leases was $2,291,000, $2,363,000, and $929,000 for fiscal years 2006, 2005 and 2004, respectively.


NOTE 7 - INCOME TAXES

      The Company's income before income taxes consists of the following (in thousands):
                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------
        Domestic                     $24,319      $13,089      $ 5,649
        Foreign                          110         (161)          91
                                     -------      -------      -------
                                     $24,429      $12,928      $ 5,740
                                     =======      =======      =======

The tax provision consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------
Current:
  Federal                            $ 2,056      $   185      $   (49)
  State                                  265          200            1
  Foreign                                151         (121)        (124)
                                      ------       ------       ------
  Total current                        2,472          264         (172)
                                      ------       ------       ------
Deferred:
  Federal                              4,082        2,940          245
  State                                2,155        1,202         (477)
                                     -------      -------      -------
  Total deferred                       6,237        4,142         (232)
                                     -------      -------      -------
Charge in lieu of taxes
 attributable to tax benefit
 from employee stock options           1,158          446          430
                                     -------      -------      -------
                                     $ 9,867      $ 4,852      $    26
                                     =======      =======      =======

      Differences between the income tax provision and income taxes computed using the statutory federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------
Income tax at statutory federal
 rate (35% in 2006, 34% in
 2005 and 34% in 2004)               $ 8,550      $ 4,395      $ 1,952
State income taxes, net of
 federal income tax effect             1,350          800          193
Foreign taxes                            113          (66)        (155)
Valuation allowance reductions            -          (630)      (1,405)
Tax credits                               -            -          (517)
In-process research and development       -           160           -
Other, net                              (146)         193          (42)
                                     -------      -------      -------
                                     $ 9,867      $ 4,852      $    26
                                     =======      =======      =======

      The components of the net deferred income tax asset at February 28, 2006 and 2005 are as follows (in thousands):

                                             February 28,
                                       ----------------------
                                        2006            2005
                                       ------          ------
Inventory reserve                     $   838          $  720
Allowance for doubtful accounts            82             189
Warranty reserve                          194             120
Compensation and vacation accruals        170             117
Depreciation                              (90)           (150)
Goodwill amortization                  (2,267)         (1,641)
Capitalized R&D cost amortization         227             303
Net operating loss carryforward         8,272          10,627
Research and development credits          982           2,668
Financial accounting basis of net
 assets of acquired companies
 different than tax basis              (1,841)         (1,673)
Other tax credits                       1,277           1,861
Other, net                                383             154
                                      -------          ------
                                        8,227          13,295
Valuation allowance                    (1,841)         (1,892)
                                      -------          ------
                                        6,386          11,403
Less current portion                   (4,042)         (6,118)
                                      -------          ------
Non-current portion                   $ 2,344          $5,285
                                      =======          ======

      At February 28, 2006, the Company had net operating loss carryforwards ("NOLs") of approximately $30.7 million and $15.9 million for federal and state purposes, respectively. The federal NOLs expire at various dates through fiscal 2024, and the state NOLs expire at various dates through fiscal 2014.

      As of February 28, 2006, the Company had foreign tax credit carryforwards of $633,000 expiring at various dates through 2013 and research and development tax credit carryforwards of $262,000 and $1,108,000 for federal and state income tax purposes, respectively, expiring at various dates through 2023.

      As of February 28, 2004, the Company's net deferred income tax asset was $6,763,000, which amount was net of a valuation allowance of $630,000. The Company reversed the valuation allowance of $630,000 in fiscal 2005 based on its assessment that the deferred tax assets would be realized in the future. As of February 28, 2006, the valuation allowance was $1,841,000, all of which relates to the deferred tax assets acquired from Vytek.

      The Company has not provided withholdings and U.S. federal income taxes on approximately $753,000 of undistributed earnings of its foreign subsidiaries because such earnings are or will be reinvested indefinitely in such subsidiaries or will be approximately offset by credits for foreign taxes paid. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock Options

      Effective July 30, 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan"). Under the 2004 Plan, stock options can be granted at prices not less than 100% of the fair market value at the date of grant. Option grants become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, usually over a four-year period. Options can no longer be granted under the Company's 1999 Stock Option Plan, the 1989 Key Employee Stock Option Plan, or the 2000 Vytek stock option plan that was assumed by the Company in the Vytek acquisition.

      The following table summarizes the option activity for fiscal years 2006, 2005 and 2004 (in thousands except dollar amounts):

                                                      Weighted
                                     Number of         Average
                                      Options       Option Price
                                     --------        --------
Outstanding at February 28, 2003      2,312           $10.51
Granted                                 534             6.95
Exercised                              (165)            3.73
Canceled                               (103)           14.46
                                      -----           ------
Outstanding at February 28, 2004      2,578           $10.05
Granted                                 762             9.44
Assumed in Vytek acquisition            149            42.87
Exercised                              (309)            3.41
Canceled                               (536)           18.25
                                      -----           ------
Outstanding at February 28, 2005      2,644           $10.46
Granted                                 743             6.21
Exercised                              (516)            4.43
Canceled                               (248)           14.16
                                      -----           ------
Outstanding at February 28, 2006      2,623           $10.09
                                      =====           ======

      Options outstanding at February 28, 2006 and related weighted average price and life information are as follows:


                            Weighted      Total
                             Average     Weighted                  Weighted
   Range of       Total     Remaining    Average                    Average
   Exercise      Options       Life      Exercise     Options      Exercise
    Prices     Outstanding   (Years)      Price     Exercisable       Price
   ---------     --------   --------     --------     --------     --------
 $0.12             14,668(a)    7.6       $ 0.12        14,668       $ 0.12
  1.75-  1.88      92,500       3.0         1.78        92,500         1.78
  2.06-  2.34      77,500       2.0         2.14        77,500         2.14
  3.16-  4.99     532,300       6.0         3.94       408,300         4.17
  5.00-  7.95   1,219,188       8.1         6.05       392,063         5.98
  8.16- 10.88     167,000       8.0         8.88        42,000         9.21
 12.25- 14.76     173,500       8.0        14.54       173,500        14.54
 16.25- 19.88      81,000       4.3        19.52        81,000        19.52
 20.19- 27.44      33,000       4.1        25.15        33,000        25.15
 39.38- 40.00     113,000       4.0        39.97       113,000        39.97
 40.66- 50.56     105,292       4.1        45.08       105,292        45.08
 50.80-304.67      14,154(a)    5.3        69.60        14,154        69.60
 ------------   ---------      ----       ------     ---------       ------
$0.12-$304.67   2,623,102       6.8       $10.09     1,546,977       $12.90
 ============   =========      ====       ======     =========       ======

      (a) These outstanding fully-vested options were assumed by CalAmp in the Vytek acquisition, as further discussed in Note 2.

	At February 28, 2006, there were outstanding warrants that entitle the holders to purchase 31,929 shares of common stock at exercise prices of $0.04 to $0.12 per share. These warrants were assumed by CalAmp in the Vytek acquisition, as further discussed in Note 2.

      Excluding the options and warrants assumed in the Vytek acquisition, the weighted average fair value for stock options granted by CalAmp in fiscal years 2006, 2005 and 2004 was $4.51, $8.06 and $6.15, respectively.

      At February 28, 2006, there were 2,130,500 stock options available for grant under the 2004 Plan.

      As permitted by SFAS No. 123, through and including fiscal 2006 the Company applied the accounting rules of APB No. 25 governing the recognition of compensation expense for options granted under its stock option plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's stock option plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying consolidated statements of income. The Company will be required to adopt SFAS No. 123R, which requires the expensing of stock options, at the beginning of its fiscal 2007. See discussion under Recent Authoritative Pronouncements in Note 1.

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------
Expected life (years)                    5            5             5
Dividend yield                           0%           0%            0%
Interest                             3.9%-4.6%    3.3%-4.8%     2.6%-3.1%
Volatility                            68%-95%     135%-136%     133%-135%

      The estimated stock-based compensation cost calculated using the assumptions indicated totaled $3,350,000, $2,648,000 and $3,686,000 in fiscal 2006, 2005 and 2004, respectively.


Preferred Stock Purchase Rights

      At February 28, 2006, 23,204,415 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


Note 9 - EARNINGS PER SHARE

      Following is a summary of the calculation of basic and diluted weighted average shares outstanding for fiscal 2006, 20054 and 2004 (in thousands):

                                               Year ended February 28,
                                          --------------------------------
                                           2006         2005         2004
                                          ------       ------       ------
Weighted average shares:
  Basic weighted average number
      of common shares outstanding        22,605       21,460       14,791

  Effect of dilutive securities:
    Stock options                            628          632          599
    Shares held in escrow                    182          101            -
                                          ------       ------       ------
    Diluted weighted average number
      of common shares outstanding        23,415       22,193       15,390
                                          ======       ======       ======

      Outstanding stock options in the amount of 533,000, 836,000, and 1,220,000 at February 28, 2006, 2005 and 2004, respectively, which had exercise prices ranging from $10.49 to $304.67, $7.95 to $304.67 and $3.69 to $50.56, respectively, were not included in the computation of diluted earnings per share for the years then ended because the exercise price of these options was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

      In connection with the acquisition of Vytek, at February 28, 2006, 224,876 shares of common stock were held in an escrow account to satisfy indemnification claims by the Company as further described in Note 2 herein. These shares held in escrow have been excluded from the basic weighted average number of common shares outstanding. However, the dilutive impact of these shares has been included in the diluted weighted average number of common shares outstanding in 2006 and 2005.


NOTE 10 - OTHER FINANCIAL INFORMATION

      "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------

Interest paid                        $  453        $ 462        $ 527

Income taxes paid (net
  refunds received)                  $2,721        $  78        $(170)


      Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2006         2005         2004
                                      ------       ------       ------
Fair value of Company common
 stock received as consideration
 from the sale of assets              $   190      $   -        $   -

Company common stock issued
 from escrow fund to reimburse
 legal fees of the Vytek
 Stockholder Representative           $    16      $   -        $   -

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock held in escrow   $    -       $83,384      $   -


Valuation and Qualifying Accounts

      Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

                                    Charged
                     Balance at   (credited)                           Balance
                      beginning  to costs and                           at end
                      of period    expenses    Deductions    Others  of period
                      ---------    --------    ---------    --------- --------

Allowance for doubtful accounts:
-------------------------------
    Fiscal 2004           273           34          (96)        -          211
    Fiscal 2005           211          192         (236)       310 (1)     477
    Fiscal 2006           477          (71)        (203)        -          203



Warranty reserve:
----------------
    Fiscal 2004           491          164         (496)        -          159
    Fiscal 2005           159          234         (514)       867 (1)     746
    Fiscal 2006           746          223         (492)        -          477


	(1) These represent amounts of allowances and reserves pertaining to the assets acquired from Vytek.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company leases the building that houses its corporate office, Products Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Products Division leases small facilities in California, Minnesota and France. The Solutions Division leases offices in California and New Jersey. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.


NOTE 12 - LEGAL PROCEEDINGS

      The Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

      Investigation by the Securities and Exchange Commission:

      In May 2001, the Securities and Exchange Commission ("SEC") commenced an investigation into the circumstances surrounding the misstatements in the Company's consolidated financial statements for its 2000 and 2001 fiscal years caused by its former controller. In April 2004, the SEC concluded its investigation and issued a cease and desist order directing the Company to not violate federal securities laws in the future.


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

      Information by business segment is as follows:

                        Year Ended                                   Year Ended
                     February 28, 2006                          February 28, 2005
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             --------   ------    -------    -----      --------   ------    -------   -----
Revenues:
  Products    $196,908  $ 4,363             $201,271    $194,835  $ 5,263             $200,098
  Services        -      16,222               16,222        -      19,929               19,929
               -------    -----              -------     -------   ------              -------
  Total       $196,908  $20,585             $217,493    $194,835  $25,192             $220,027
               ======     =====              =======     =======   ======              =======
Gross profit:
  Products    $ 45,589  $ 3,349             $ 48,938    $ 35,765  $ 1,179             $ 36,944
  Services        -       3,808                3,808        -       4,434                4,434
               -------    -----              -------     -------    -----              -------
  Total       $ 45,589  $ 7,157             $ 52,746    $ 35,765  $ 5,613             $ 41,378
               =======   ======              =======     =======    =====              =======
Gross margin:
  Products       23.2%     76.8%                24.3%      18.4%    22.4%                18.5%
  Services         -       23.5%                23.5%       -       22.2%                22.2%
  Total          23.2%     34.8%                24.3%      18.4%    22.3%                18.8%

Operating
 income
 (loss)       $ 31,361  $(3,190)  $(4,278)  $ 23,893    $ 25,316  $(8,051)    $(4,217)$ 13,048
               =======   ======     =====    =======      ======    =====      ======   ======

Identifiable
 assets       $162,128  $42,218   $   -     $204,346    $150,996  $45,759     $    -  $196,755
               =======   ======     =====    =======     =======   ======      ======  =======

                         Year Ended
                     February 28, 2004
             ------------------------------------
             Operating Segments
             -------------------
             Products  Solutions
             Division   Division  Corporate   Total
             -------    ------     -------    -----
Revenues:
  Products    $128,616   $   -              $128,616
  Services        -         -                   -
               -------   ------              -------
  Total       $128,616   $   -              $128,616
               =======   ======              =======
Gross profit:
  Products    $ 17,666   $   -              $ 17,666
  Services        -         -                   -
               -------    -----              -------
  Total       $ 17,666   $   -              $ 17,666
               =======    =====              =======
Gross margin:
  Products       13.7%      -                 13.7%
  Services         -        -                   -
  Total          13.7%      -                 13.7%

Operating
 income
 (loss)       $  8,112   $   -     $(2,129) $  5,983
               =======   =====      ======   =======
Identifiable
 assets       $ 98,619   $   -     $   -    $ 98,619
               =======    =====     ======   =======

      The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries for the CEO, CFO and three other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

      The Company does not have significant long-lived assets outside the United States.

      The Company's revenues were derived mainly from customers in the United States, which represented 95%, 97% and 96% of consolidated revenues in fiscal 2006, 2005 and 2004, respectively.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following summarizes certain quarterly statement of income data for each of the quarters in fiscal years 2006 and 2005 (in thousands, except percentages and per share data):


                                        Fiscal 2006
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Revenues          $47,580     $57,661      $64,463      $47,789    $217,493
Gross profit       10,698      13,415       16,464       12,169      52,746
Gross margin         22.5%       23.3%        25.5%        25.5%       24.3%
Net income          1,977       3,681        5,439        3,465      14,562
Net income per
 diluted share       0.09        0.16         0.23         0.15        0.62

                                        Fiscal 2005
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Revenues          $44,997     $50,827      $57,066      $67,137    $220,027
Gross profit        8,301      10,324       10,299       12,454      41,378
Gross margin         18.4%       20.3%        18.0%        18.6%       18.8%
Net income          1,309       1,746        1,787        3,234       8,076
Net income per
 diluted share       0.07        0.08         0.08         0.14        0.36


NOTE 15 - SUBSEQUENT EVENT

      On May 9, 2006, the Company signed a definitive agreement to acquire Dataradio, Inc. ("Dataradio"), a privately held Canadian company, for a cash payment of Canadian $60.1 million or approximately U.S. $54.6 million at the current Canadian Dollar to U.S. Dollar exchange rate of 1.10. The Company plans to finance the transaction using a combination of cash on hand and new bank debt of approximately $33 million. Dataradio is currently focused in three primary business lines: wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules. Dataradio has approximately 175 employees at facilities located in Montreal, Minnesota and Georgia. For the 12 month period ended April 30, 2006, Dataradio had unaudited revenues of approximately U.S. $32 million. During this same period, Dataradio generated gross margins in excess of 50%. The transaction is expected to close in the next several weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 28, 2006, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

      Management's Report on Internal Control over Financial Reporting

      The report of management of the Company regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption "Management's Report on Internal Control over Financial Reporting" and incorporated herein by reference.

      Attestation Report of Independent Registered Public Accounting Firm

      The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm" and incorporated herein by reference.

      Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

       On May 5, 2006, the Company's Board of Directors, upon the recommendation of the Compensation Committee, approved bonus payments for fiscal 2006 to its named executive officers in the following amounts: Fred Sturm, President and Chief Executive Officer, $478,000; Patrick Hutchins, President - Products Division, $253,400; Steven L'Heureux, President - Solutions Division, $64,600; and Richard Vitelle, Vice President Finance and Chief Financial Officer, $238,100. The Company's Board of Directors, upon the recommendation of the Compensation Committee, also approved new annual base salaries for Messrs. Sturm, Hutchins, L'Heureux and Vitelle in the amounts of $415,000, $268,000, $241,000 and $268,000, respectively, retroactive to March 1, 2006, the beginning of fiscal 2007.

      Also on May 5, 2006, the Company's Board of Directors, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2007 executive officer incentive compensation plan for Messrs. Sturm, Hutchins, L'Heureux and Vitelle. Mr. Sturm is eligible for target and maximum bonuses of up to 80% and 130%, respectively, of his annual salary. Messrs. Hutchins, L'Heureux and Vitelle are each eligible for target bonuses of up to 60% of annual salary, and maximum bonuses of up to 100% of annual salary. The target and maximum bonuses for Mr. Sturm are based upon the Company attaining certain levels of consolidated revenue and consolidated pretax income for fiscal 2007, and upon achieving certain other business goals. The target and maximum bonuses for Mr. Vitelle are based upon the Company attaining certain levels of consolidated revenue and consolidated pretax income for fiscal 2007. The target and maximum bonuses for Messrs. Hutchins and L'Heureux are based 75% on the divisional revenue and operating income performance of their respective divisions for fiscal 2007 and 25% on consolidated revenue and pretax income performance for fiscal 2007.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

      The following information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2006 and is incorporated herein by reference in response to this item:

* Information regarding directors of the Company who are standing for reelection.

* Information regarding the Company's Audit Committee and designated "audit committee financial experts".

* Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.


ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2006 is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2006 is incorporated herein by reference in response to this item.

      Securities Authorized for Issuance under Equity Compensation Plans

      At February 28, 2006, the Company had four stock option plans, the "1989 Plan", the "1999 Plan", the "2000 Plan" and the "2004 Plan". Options to purchase the Company's common stock have been granted to both employees and non-employee directors. Options can no longer be granted under the 1989, 1999 and 2000 Plans. The 1989, 1999 and 2004 Plans were approved by the Company's stockholders. The 2000 Plan and outstanding employee stock options thereunder were assumed by the Company in connection with the acquisition of Vytek on April 12, 2004.

     Further information about these plans is set forth in Note 8 to the consolidated financial statements. Certain information about the plans is as follows:

             Number of                              Number of securities
         securities to be     Weighted-average    remaining available for
           issued upon        exercise price       future issuance under
           exercise of        of outstanding        equity compensation
           outstanding           options,             plans (excluding
        options, warrants      warrants and        securities reflected in
           and rights             rights              the first column)
           -----------          ----------             -------------
            2,623,102              $10.09                2,130,500
           ===========          ==========             =============

      At February 28, 2006, there were outstanding warrants that entitle the holders to purchase 31,929 shares of common stock at exercise prices of $0.04 to $0.12 per share. These warrants were assumed by CalAmp in the Vytek acquisition, as further discussed in Note 2 to the consolidated financial statements.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2006 is incorporated herein by reference in response to this item.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2006 is incorporated herein by reference in response to this item.


                                 PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Report:

     1. The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:


                                                            Form 10-K
                                                             Page No.
                                                             --------
        Report of Independent Registered Public
         Accounting Firm                                        32-34

        Consolidated Balance Sheets                             35

        Consolidated Statements of Income                       36

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income                               37

        Consolidated Statements of Cash Flows                   38

        Notes to Consolidated Financial Statements              39


    2. Financial Statements Schedules:
       ------------------------------

      Schedule II - Valuation and Qualifying Accounts is included in the consolidated financial statements which are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

      All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


    3.  Exhibits
        --------

        Exhibits required to be filed as part of this report are:

        Exhibit
         Number                  Description
         ------                  -----------

         2.1 Agreement and Plan of Merger and Reorganization dated December 23, 2003 between the Company and Vytek Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement No. 333-112851 on Form S-4).

         3.1 Amended and Restated Certificate of Incorporation reflecting the change in the Company's name to CalAmp Corp. and the increase in authorized common stock from 30 million to 40 million shares (incorporated by reference to Exhibit
                 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2004).

         3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

         4.1 Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 6, 2001).

         4.2 Registration Rights agreement dated February 11, 2004, as Exhibit H to the Agreement and Plan of Merger and Reorganization dated December 23, 2003 among the Registrant, Mobile Acquisition Sub, Inc., Vytek Corporation, and James E Ousley, as Stockholder Representative (incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 filed on February 13, 2004).

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

         10.2.6 Amendment No. 6 dated October 25, 2005 to the Loan and Security Agreement between the Company and U.S. Bank National Association dated May 2, 2002 (incorporated by reference to Exhibit 10.1 filed with Company's Report on Form 10-Q for the quarter ended November 30, 2005).

         10.3 Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

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

         10.11   Employment Agreement between CalAmp Corp. and Steven
                 A. L'Heureux effective July 5, 2005 (incorporated by reference to Exhibit 10.1 filed with Company's Report on Form 10-Q for the quarter ended May 31, 2005).

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


(c) Other Financial Statement Schedules.     None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

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

      Signature                      Title                      Date


 /s/ Richard Gold         Chairman of the                    May 9, 2006
______________________    Board of Directors             ___________________
   Richard Gold


 /s/ Arthur Hausman       Director                           May 9, 2006
______________________                                   ___________________
   Arthur Hausman


/s/ A.J. Moyer            Director                           May 9, 2006
______________________                                   ___________________
   A.J. Moyer


 /s/ Frank Perna, Jr.     Director                           May 9, 2006
______________________                                   ___________________
   Frank Perna, Jr.


 /s/ Thomas Ringer        Director                           May 9, 2006
______________________                                   ___________________
   Thomas Ringer


 /s/ Fred M. Sturm        President, Chief Executive         May 9, 2006
______________________    Officer and Director           ___________________
   Fred M. Sturm          (principal executive officer)


 /s/ Richard Vitelle      VP Finance, Chief Financial        May 9, 2006
______________________    Officer and Treasurer          ___________________
   Richard Vitelle        (principal accounting officer)