Form 10-Q
period 2006-05-31
CalAmp Corp.
filed 2006-07-13
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       May 31, 2006
                                          _________________

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

The registrant had 23,339,408 shares of Common Stock outstanding as of July 11, 2006.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                       May 31,   February 28,
                                                        2006         2006
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $ 30,779     $ 45,783
   Accounts receivable, less allowance for
    doubtful accounts of $203 at May 31, 2006
    and February 28, 2006, respectively                 28,498       28,630
   Inventories, net                                     30,557       18,279
   Deferred income tax assets                            5,132        4,042
   Prepaid expenses and other current assets             8,198        2,502
                                                      --------     --------
          Total current assets                         103,164       99,236
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               6,772        5,438
Deferred income tax assets, less current portion         1,891        2,344
Goodwill                                                84,315       91,386
Other intangible assets, net                            21,443        5,304
Other assets                                             1,205          638
                                                      --------     --------
                                                      $218,790     $204,346
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $    775     $  2,168
   Accounts payable                                     18,091       12,011
   Accrued payroll and employee benefits                 8,344        3,608
   Other accrued liabilities                             5,826        2,763
   Deferred revenue                                      1,799        1,323
                                                      --------     --------
          Total current liabilities                     34,835       21,873
                                                      --------     --------
Long-term debt, less current portion                    37,253        5,511
Other non-current liabilities                              968          853

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 23,315 and 23,204 shares issued
    and outstanding at May 31, 2006 and
    February 28, 2006, respectively                        233          232
   Additional paid-in capital                          136,051      135,022
   Less common stock held in escrow                        -         (2,532)
   Retained earnings                                    10,137       44,188
   Accumulated other comprehensive loss                   (687)        (801)
                                                      --------     --------
          Total stockholders' equity                   145,734      176,109
                                                      --------     --------
                                                      $218,790     $204,346
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                  Three Months Ended
                                                              May 31,
                                                        ------------------
                                                          2006       2005
                                                        --------   -------
Revenues:
  Product sales                                         $ 43,756   $ 42,392
  Service revenues                                         2,557      5,188
                                                        --------   --------
     Total revenues                                       46,313     47,580
                                                        --------   --------

Cost of revenues:
  Cost of product sales                                   32,967     32,988
  Cost of service revenues                                 2,419      3,894
                                                        --------   --------
     Total cost of revenues                               35,386     36,882
                                                        --------   --------

Gross profit                                              10,927     10,698
                                                        --------   --------
Operating expenses:
  Research and development                                 2,565      2,197
  Selling                                                  1,771      1,872
  General and administrative                               2,813      2,614
  Amortization of intangibles                                401        443
  In-process research and development
    write-off                                              6,850        293
  Impairment loss                                         29,848        -
                                                        --------   --------
Total operating expenses                                  44,248      7,419
                                                        --------   --------
Operating income (loss)                                  (33,321)     3,279

Non-operating income (expense):
  Interest income                                            533        192
  Interest expense                                          (232)      (124)
  Other, net                                                 660        (25)
                                                        --------   --------
                                                             961         43
                                                        --------   --------
Income (loss) before income taxes                        (32,360)     3,322

Income tax provision                                      (1,691)    (1,345)
                                                        --------   --------
Net income (loss)                                       $(34,051)  $  1,977
                                                        ========   ========

Earnings (loss) per share:
  Basic                                                 $  (1.47)  $   0.09
  Diluted                                               $  (1.47)  $   0.09

Shares used in computing basic and
 diluted earnings (loss) per share:
  Basic                                                   23,131     22,492
  Diluted                                                 23,131     22,910


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                              May 31,
                                                       ---------------------
                                                         2006          2005
                                                       -------       -------

Cash flows from operating activities:
  Net income (loss)                                   $(34,051)      $ 1,977
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                        1,119         1,080
    Stock-based compensation expense                       420            -
    Excess tax benefit from stock-based
     compensation expense                                 (199)           -
    Write-off of in-process research and development     6,850           293
    Goodwill impairment writedown                       29,848            -
    Deferred tax assets, net                               441           818
    Changes in operating assets and liabilities:
      Accounts receivable                                4,639         2,926
      Inventories                                       (6,787)       (3,988)
      Prepaid expenses and other assets                 (3,374)         (895)
      Accounts payable                                   5,027         3,446
      Accrued payroll and other accrued liabilities        672        (1,428)
      Deferred revenue                                      87          (123)
    Other                                                   31             9
                                                       -------       -------
Net cash provided by operating activities                4,723         4,115
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                    (798)         (373)
  Proceeds from sale of property and equipment              17            -
  Acquisition of Dataradio, net of
   cash acquired                                       (47,999)           -
  Acquisition of assets of TechnoCom product line       (2,478)           -
  Proceeds from Vytek escrow fund distribution             480            -
  Acquisition of assets of Skybility                        -         (4,886)
                                                       -------       -------
Net cash used in investing activities                  (50,778)       (5,259)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                         38,000            -
  Debt repayments                                       (7,651)         (731)
  Proceeds from exercise of stock options                  389            13
  Excess tax benefit from stock-based
   compensation expense                                    199            -
                                                       -------       -------
Net cash provided by (used in) financing activities     30,937          (718)
                                                       -------       -------
Effect of exchange rate changes on cash                    114            -
                                                       -------       -------
Net change in cash and cash equivalents                (15,004)       (1,862)
Cash and cash equivalents at beginning of period        45,783        31,048
                                                       -------       -------

Cash and cash equivalents at end of period             $30,779       $29,186
                                                       =======       =======

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MAY 31, 2006 and 2005


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless products, engineering services and software that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications and critical infrastructure and process control applications.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2006 fell on February 25, 2006. Fiscal 2007, a 53-week year, will end on March 3, 2007. The first quarter of fiscal year 2007 ended on June 3, 2006 and consisted of 14 weeks of operations. The first quarter of fiscal year 2006 ended on May 28, 2005 and consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2006 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 9, 2006.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2006 and its results of operations for the three months ended May 31, 2006 and 2005. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - RECENT ACQUISITIONS

Dataradio
---------

     On May 26, 2006, the Company completed the acquisition of Dataradio, Inc. ("Dataradio"), a privately held Canadian company. Under the terms of the agreement dated May 9, 2006, the Company acquired all capital stock of Dataradio for a cash payment of Canadian $60.1 million, or U.S. $54,291,000 at the effective Canadian Dollar to U.S. Dollar exchange rate on May 26, 2006. This acquisition provides the Company with the opportunity to expand its wireless data communications business for public safety and Machine-to-Machine (M2M) applications. It also furthers the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets.

     Canadian $7 million (equivalent to U.S. $6,323,397 at the effective exchange rate on May 26, 2006) of the purchase price was deposited into an escrow account. Canadian $3 million will be available as a source for the payment of indemnification claims and Canadian $4 million will be available for the payment of any obligation arising out of certain purchase price adjustments. The remaining amount in the escrow account, if any, after satisfying indemnification claims and purchase price adjustments, will be distributed to Dataradio's selling stockholders on the second anniversary of the closing date. Amounts required to pay claims by the Company that are not resolved by such second anniversary will be held in the escrow account until such claims are resolved.

     Dataradio became part of the Company's Products Division. Dataradio's operations are included in the accompanying fiscal 2007 interim consolidated statement of operations for the one week period from May 26, 2006 to May 31, 2006.

     Dataradio is currently focused in three primary business lines: wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2007. Following is a preliminary purchase price allocation (in thousands):


     Purchase price paid in cash                                   $54,291
     Direct costs of acquisition                                       422
                                                                    ------
     Total cost of acquisition                                     $54,713

     Fair value of net assets acquired:
     Current assets                                        $19,310
     Property and equipment                                  1,252
     Intangible assets:
       Developed/core technology                 $6,980
       Customer lists                             3,750
       Contracts backlog                          1,480
       Covenants not to compete                     500
       Tradename                                  3,880
       In-process research and
         development ("IPR&D")                    6,850
                                                  -----
     Total intangible assets                                23,440
     Deferred tax assets, net                                  936
     Current liabilities                                    (8,691)
     Long-term liabilities                                    (213)
                                                            ------
     Total fair value of net assets acquired                        36,034
                                                                    ------
     Goodwill                                                      $18,679
                                                                    ======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired) for a number of reasons, including the following:

* Dataradio is an established data applications provider of radio frequency
(RF) modems and systems for public safety and private networks.

* Dataradio has history of profitable operations.

* The products of Dataradio have high gross margins.

* Dataradio has a diversified customer base.

* CalAmp will have access to Dataradio's engineering resources.

     The goodwill arising from the Dataradio acquisition is not deductible for income tax purposes.

     The $6,850,000 allocated to IPR&D in the preliminary purchase price allocation above was charged to expense following the acquisition.

     The following is supplemental pro forma information presented as if the acquisition of Dataradio had occurred at the beginning of each of the respective periods. The pro forma financial information is not necessarily indicative of what the Company's actual results of operations would have been had Dataradio been included in the Company's consolidated financial statements for all of the three month periods ended May 31, 2006 and 2005.
In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands, except per share data)

                                Three Months Ended      Three Months Ended
                                  May 31, 2006             May 31, 2005
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                     $ 46,313    $ 55,749      $47,580     $55,020

  Net income (loss)           $(34,051)   $(27,190)     $ 1,977     $ 1,575

  Net income (loss) per share:
    Basic                      $ (1.47)    $ (1.18)     $  0.09     $  0.07
    Diluted                    $ (1.47)    $ (1.18)     $  0.09     $  0.07


     The pro forma adjustments for the three months ended May 31, 2006 consist of adding Dataradio's estimated results of operations for the thirteen weeks ended May 26, 2006, because Dataradio is included in the "As reported" amounts for the one week period from the May 26 acquisition date to the end of the 14-week quarter. The pro forma adjustments for the three months ended May 31, 2005 consist of adding Dataradio's results of operations for the three months ended April 30, 2005.

     The pro forma financial information for both periods presented above reflects the following:

* Additional amortization expense of approximately $777,000 related to the estimated fair value of identifiable intangible assets from the preliminary purchase price allocation.

* Additional interest expense and amortization of debt issue costs in the total amount of $494,000 related to the incremental new bank borrowings to fund part of the Dataradio purchase price.

     The unaudited pro forma financial information above excludes the following material, non-recurring charges or credits incurred by CalAmp or Dataradio in the quarter ended May 31, 2006:

* A charge for IPR&D of $6,850,000 related to the Dataradio acquisition.

* A foreign currency hedging gain of $689,000 realized by CalAmp in connection with the acquisition of Dataradio.

* A charge for Dataradio employee bonuses and related employer payroll taxes in the aggregate amount of $5,375,000, recorded as an expense in Dataradio's pre-acquisition income statement, for incentives paid by Dataradio to its workforce upon consummating the sale of Dataradio to CalAmp.


TechnoCom Product Line
----------------------

     Also, on May 26, 2006, the Company acquired the business and certain assets of Mobile Resource Management ("MRM") product line from TechnoCom Corporation ("Technocom"), a privately-held company, pursuant to an Asset Purchase Agreement dated May 25, 2006 (the "Agreement"). This MRM product line, which is used to help track fleets of cars and trucks, became part of the Company's Products Division. The acquisition of the MRM product line was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential and diversifying the Company's business and customer base.

     Revenues and cost of sales generated by the MRM product line are included in the accompanying fiscal 2007 interim consolidated statement of operations for the one week period from May 26, 2006 to May 31, 2006.

     The Company acquired the business of the MRM product line, its inventory, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $2,439,000, of which $250,000 was set aside in an escrow account to satisfy any claims made by the Company on or before May 26, 2007. The Company also agreed to make an additional future cash payment equal to the amount of net revenues attributable to the MRM product line during the 12-month period following the acquisition that exceeds $3,100,000. In addition, the Company agreed to license certain software from TechnoCom with a first year cost of approximately $200,000.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2007. Following is a preliminary purchase price allocation (in thousands):

     Purchase price paid in cash                              $2,439
     Direct costs of acquisition                                  39
                                                              ------
     Total cost of acquisition                                 2,478

     Fair value of net assets acquired:
       Inventories                                               290
                                                              ------

     Goodwill                                                $ 2,188
                                                              ======


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                              May 31,     February 28,
                                               2006            2006
                                              ------         -------
       Raw materials                         $22,400         $14,375
       Work in process                           603             380
       Finished goods                          7,554           3,524
                                             -------         -------
                                             $30,557         $18,279
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill associated with each reporting unit is as follows (in thousands):

                                  Products   Solutions      Total
                                  --------   ---------    ---------
Balance as of February 28, 2006   $ 57,785    $ 33,601     $ 91,386
Distribution of escrow shares
 as additional purchase price
 for the 2004 Vytek acquisition      1,052       1,000        2,052
Goodwill associated
 with Dataradio acquisition         18,679          -        18,679
Goodwill associated with
 Technocom product line
 acquisition                         2,188          -         2,188
Impairment loss                        -       (29,848)     (29,848)
Other                                             (142)        (142)
                                  --------   ---------     --------
Balance as of May 31, 2006        $ 79,704    $  4,611     $ 84,315
                                  ========   =========     ========

     Impairment tests of goodwill associated with the Products Division are conducted annually as of December 31. The annual tests conducted in the last three fiscal years indicated no impairment of Products Division goodwill.

     The initial annual impairment test of the goodwill associated with the Solutions Division was performed as of April 30, 2005, which indicated that there was no impairment of Solutions Division goodwill at that date.

     The annual impairment test of the Solutions Division goodwill as of April 30, 2006 is not yet completed. The goodwill impairment test is a two-step process. Under the first step, the fair value of the Solutions Division was compared with its carrying value (including goodwill). The fair value of the Solutions Division using a discounted cash flow approach is $29,848,000 less than its carrying value, which indicates that a goodwill impairment exists and which requires the Company to perform step two of the impairment test. The Company has not yet completed step two of the goodwill impairment test. In step two, the implied fair value of the Solutions Division's goodwill will be calculated and then compared to the carrying amount of that goodwill. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating the fair value of the Solutions Division to all of the assets and liabilities of the Solutions Division as if the Solutions Division had been acquired in a business combination as of the date of the impairment test. In this step two test, fair value will be allocated to tangible net assets and to both recognized and unrecognized intangible assets as of the test date. Hence, if during the period subsequent to the original acquisition date the Solutions Division has internally developed intangible assets such as patents, trademarks, customer lists, etc. for which the costs were expensed as incurred for accounting purposes, the value of these internally developed assets is taken into consideration in computing the implied value of goodwill. Because the Company has not yet obtained all information required to complete the step two test prior to the issuance of the financial statements for the quarter ended May 31, 2006 and because a goodwill impairment loss is probable and reasonably estimable, the Company is required to recognize the best estimate of the loss in the quarter ended May 31, 2006 in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies". The preliminary estimate of the goodwill impairment loss is $29,848,000.

     Factors that led to the impairment of goodwill of the Solutions Division as of April 30, 2006 include the following:

    > Throughout fiscal 2006, the quarterly revenue of the Solutions Division has not been growing, but instead has been declining due to the loss of key customers and management's decision to exit low margin business with certain other customers in order to reduce operating losses in this division. During fiscal 2006, the Company forecasted that it would be able to replace these customers with new business to grow revenues and make the Solutions Division profitable. However, the Solutions Division was unable to book sufficient new business to reverse the decline in revenue and this situation, along with the continued sluggish revenue performance in the first quarter of fiscal 2007, have led Company management to conclude that the revenue projection for fiscal 2007 reflected in the April 30, 2005 goodwill impairment test is not achievable.

    > Substantially all of the quarter-to-quarter revenue declines of the Solutions Division during fiscal 2006 through the first quarter of fiscal 2007 were attributable to its Information Technology ("IT") professional consulting business. Failure to gain new major customers, the small amount of backlog and new order pipeline and low margin business led to management's decision to exit the Solutions Division's IT professional consulting business.

    > The cost structure and limited availability of critical engineering resources of the IT professional consulting business made this unit unable to compete with large consulting companies that have multiple design centers in lower cost regions of the United States and foreign technology centers such as India.

    > The Company's financial projections as of April 30, 2006 include the operations of its software business unit only, because of the decision to exit the IT professional consulting business. The loss of projected revenues and operating income from the IT professional consulting business contributed to the decline in the projected cash flows.

      Other intangible assets are comprised as follows (in thousands):

                            May 31, 2006                February 28, 2006
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5-7 yrs. $12,012   $1,831  $10,181   $5,032   $1,561   $3,471
Customer lists  5-7 yrs.   5,870      715    5,155    2,120      601    1,519
Contracts
 backlog        1 yr.      1,480       -     1,480       -        -        -
Covenants not
 to compete     4-5 yrs.     821       74      747      321       57      264
Licensing right 2 yrs.       200      200       -       200      150       50
Tradename         N/A      3,880       -     3,880       -        -        -
                         -------   ------  -------   ------   ------   ------
                         $24,263   $2,820  $21,443   $7,673   $2,369   $5,304
                         =======   ======  =======   ======   ======   ======

     Amortization of intangibles was $451,000 and $469,000 for the three months ended May 31, 2006 and 2005, respectively. Amortization expense for the three months ended May 31, 2006 is reported in the accompanying consolidated statements of operations in cost of revenues and operating expenses in the amounts of $50,000 and $401,000, respectively. Amortization expense for the three months ended May 31, 2006 is reported in the accompanying consolidated statements of operations in cost of revenues and operating expenses in the amounts of $26,000 and $443,000, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2007 (remainder)  $3,509,000
                 2008              $3,514,000
                 2009              $3,144,000
                 2010              $2,335,000
                 2011              $1,629,000
                 Thereafter        $3,432,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility

     On May 26, 2006, the Company and certain direct and indirect subsidiary guarantors of the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company borrowed $35 million under the term loan and $3 million under the line of credit. Borrowings are secured by substantially all of the Company's assets. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank National Association ("US Bank") and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition as described in Note 2. The term loan principal is payable in quarterly installments on the last day of March, June, September and December in each year commencing on March 31, 2007 with a final payment of $8,750,000 on May 26, 2011. The maturity date of the line of credit is also May 26, 2011. Scheduled principal payments by fiscal year are as follows:

     Fiscal Year           Term Loan           Line of Credit
     -----------           ---------           --------------
       2008              $ 3,000,000              $  -
       2009                5,000,000                 -
       2010                7,000,000                 -
       2011                9,000,000                 -
       2012               11,000,000               3,000,000
                          ----------               ---------
                         $35,000,000              $3,000,000
                         ===========              ==========

     At the Company's option, borrowings under the Credit Agreement bear interest at bank's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans.

     The Credit Agreement contains certain financial covenants and ratios that the Company is required to maintain, including: a total Leverage Ratio of not more than 2.75; net worth of not less than the sum of $140,887,000, 50% of net income for each fiscal year and 50% of net cash proceeds from any issuance of equity; and a fixed charge coverage ratio (earnings before interest, taxes, depreciation and other noncash charges to fixed charges) of not less than 1.50.

     The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments. The Credit Agreement also contains customary events of default that would permit the bank to accelerate borrowings under the Credit Agreement if not cured within applicable grace periods, including, without limitation, the failure to make timely payments under the Credit Agreement or other material indebtedness and the failure to adhere to certain covenants.

     The Company's credit agreement with US Bank was terminated except for $2,875,000 of the line of credit that was reserved for outstanding irrevocable stand-by letters of credit. These letter of credits are secured by a restricted cash deposit of $2,875,000 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at May 31, 2006.

Other long-term debt

     The Company had capital lease obligations of $28,000 at May 31, 2006, of which $25,000 was classified as current at that date.

Contractual cash obligations

     Following is a summary of the Company's contractual cash obligations as of May 31, 2006 (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2007                                   There-
  Obligations    (remainder)  2008    2009    2010    2011   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt principal     $  -      $3,000  $5,000  $7,000  $9,000 $14,000 $38,000
Capital leases          24        9                                      33
Operating leases     1,497    1,877   1,506   1,413   1,412     284   7,989
Purchase
 obligations        18,992      -       -       -       -       -    18,992
                   -------   ------  ------  ------ -------  ------- ------
Total contractual
 cash obligations  $20,513   $4,886  $6,506  $8,413 $10,412 $14,284 $65,014
                   =======   ======  ======  ====== ======= ======= =======

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

     At May 31, 2006 the Company's net deferred income tax asset was $7,023,000, which amount is net of a valuation allowance of $1,841,000.

     If in the future a portion or all of the $1,841,000 valuation allowance at May 31, 2006 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The effective income tax rate was (5.2%) and 40.5% in the three months ended May 31, 2006 and 2005, respectively. Excluding the goodwill impairment loss of $29,848,000 and IPR&D write-off of $6,850,000, the effective income tax rate for the three months ended May 31, 2006 was 39.0%.


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

     Following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

                                        Three months
                                        ended May 31,
                                      ----------------
                                       2006      2005
                                      ------    ------
  Basic weighted average number
   of common shares outstanding       23,131    22,492

  Effect of dilutive securities:
    Stock options                        -         365
    Shares held in escrow                -          53
                                      ------    ------
  Diluted weighted average number
   of common shares outstanding       23,131    22,910
                                      ======    ======

     Options outstanding at May 31, 2006 were excluded from the computation of diluted earnings per share for the three months then ended because the Company reported a net loss in the quarter and the effect of inclusion would be antidilutive (i.e., including such options would result in lower loss per share).


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended May 31, 2006 and 2005(in thousands):

                                        Three months
                                        ended May 31,
                                      ----------------
                                       2006      2005
                                      ------    ------
 Net income (loss)                  $(34,051)  $ 1,977

 Foreign currency translation
   adjustment                            114         -
                                      ------    ------
 Comprehensive income (loss)        $(33,937)  $ 1,977
                                      ======    ======


Note 9 - STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R") which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R required additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R (the "date of adoption") at the beginning of its first quarter ended May 31, 2006.

    The Company adopted SFAS No. 123R under the modified prospective application. Accordingly, prior period amounts have not been restated. Under this adoption method, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company's stock-based compensation relates to stock options.

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result of adopting SFAS No. 123R, the $199,000 excess tax benefits have been classified as a financing cash inflow in the accompanying consolidated statement of cash flows for the three months ended May 31, 2006.

     Prior to the first quarter of fiscal 2007, the Company applied the provisions of APB No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123."

     The following table details the effect on net earnings and earnings per share "as reported" and as if compensation expense had been recorded in the first quarter of fiscal 2006, based on the fair value method under SFAS
No. 123, "Accounting for Stock-Based Compensation" ("pro forma" in the table below).
                                        Three months ended
                                           May 31, 2005
                                         ----------------

  Net income as reported                     $1,977

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                 (205)
                                              -----
  Pro forma net income                       $1,772
                                              =====
  Earnings per share:
     Basic -
       As reported                            $0.09
       Pro forma                              $0.08

     Diluted -
       As reported                            $0.09
       Pro forma                              $0.08

     Stock-based compensation expense for the three months ended May 31, 2006 was $420,000 ($260,000 after tax or $0.01 per diluted share).

     As of May 31, 2006, there was $9.0 million of total unrecognized stock-based compensation cost related to non-vested option grants. That cost is expected to be recognized over a weighted-average period of 3.3 years.

    Option grants are issued at market value on the date of grant and generally become exercisable in four equal annual installments beginning one year from the date of grant. Option grants expire 10 years after the date of grant. Option grants are either incentive stock options or non-qualified stock options. The Company treats an option grant with graded vesting as a single award for expense attribution purposes and recognizes compensation cost on a straight-line basis over the requisite service period of the entire award.

    The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.
                                                   Three months
                                                   ended May 31,
                                                -------------------
Black-Scholes Valuation Assumptions: (1)         2006         2005
                                                ------       ------
Expected life (years) (2)                          6            5
Expected volatility (3)                          78%-81%        95%
Risk-free interest rates (4)                    4.8%-5.0%    3.9%-4.1%
Expected dividend yield                            0%           0%

(1) Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.
(2) The expected life of stock options is estimated based on historical experience.
(3) The expected volatility is estimated based on historical and current financial data for the Company.
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     Changes in the Company's outstanding stock options for the three months ended May 31, 2006 were as follows (in thousands except dollar amounts):

                                                      Weighted
                                     Number of         Average
                                      Options      Exercise Price
                                     --------        --------
Outstanding at February 28, 2006      2,623           $10.09
Granted                                 513            13.62
Exercised                               (78)            4.96
Forfeited or expired                   (160)           16.39
                                      -----           ------
Outstanding at May 31, 2006           2,898           $10.51
                                      =====           ======
Exercisable at May 31, 2006           1,672           $11.34
                                      =====           ======

     The weighted average fair value for the stock options granted during the three months ended May 31, 2006 was $9.64. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of May 31, 2006 was 7.1 years and $7.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of May 31, 2006 was 5.5 years and $5.7 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal was $545,000. Net cash proceeds from the exercise of stock options for the first three months of fiscal 2006 was $389,000 and the associated income tax benefit was $221,000 for that same time period.


Note 10 - CONCENTRATION OF RISK

     Because the Company's principal business involves the sale of products into a market dominated by two large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three months ended May 31, 2006 or 2005, as a percent of consolidated revenue, are as follows:

                             Three months
                             ended May 31,
                           -----------------
             Customer       2006       2005
             --------      ------     ------
                A           56.3%      57.1%
                B           10.8%      14.6%

     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                            May 31,   Feb. 28,
                             2006       2006
                            ------     ------
                A           37.6 %      40.1%
                B           16.0 %      19.2%

Customers A and B are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

          The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. Activity in the warranty liability for the three months ended May 31, 2006 and 2005 is as follows (in thousands):

                                        Three months
                                        ended May 31,
                                      -----------------
                                       2006       2005
                                      ------     ------
      Balance at beginning of period   $477       $746
      Charged to costs and expenses     387         46
      Deductions                       (189)      (100)
                                       ----       ----
      Balance at end of period         $675       $692
                                       ====       ====

Note 12 - OTHER FINANCIAL INFORMATION

          "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Three months ended
                                            May 31,
                                      -------------------
                                       2006         2005
                                      ------       ------
Interest paid                         $ 112         $ 116
Income taxes paid (net of
  refunds received)                   $  14         $ 221

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                       Three months ended
                                            May 31,
                                      -------------------
                                       2006         2005
                                      ------       ------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition              $ 2,052       $   -


Note 13 - SEGMENT INFORMATION

          Segment information for the three months ended May 31, 2006 and 2005 is as follows (dollars in thousands):

                       Three months ended May 31, 2006:

                                  Operating Segments
                                 ---------------------
                                 Products    Solutions
                                 Division     Division   Corporate    Total
                                  -------      ------     -------     -----
 Revenues:
   Products                       $42,957    $    799               $ 43,756
   Services                           -         2,557                  2,557
                                   ------      ------                -------
     Total revenues               $42,957    $  3,356               $ 46,313
                                   ======      ======                =======
 Gross profit:
   Products                       $10,087    $    702               $ 10,789
   Services                           -           138                    138
                                   ------      ------                -------
     Total gross profit           $10,087    $    840               $ 10,927
                                   ======      ======                =======
 Gross margin:
   Products                          23.5%       87.9%                  24.7%
   Services                           -           5.4%                   5.4%
     Total gross margin              23.5%       25.0%                  23.6%

Operating income (loss)           $  (857)   $(31,182)    $(1,282)  $(33,321)


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

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of the CEO, CFO and other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases the building that houses its corporate office, Products Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company's Products Division leases small facilities in Minnesota and France. The Company's Solutions Division leases offices in California and New Jersey. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. Dataradio, which became part of the Company's Products Division upon its acquisition in May 2006, leases offices in Montreal, Minnesota and Atlanta. A summary of future payments under operating lease commitments is included in the contractual cash obligations table in Note 5.


Note 15 - RELATED PARTY TRANSACTIONS

      Dataradio is leasing its offices in Montreal from a lessor that is controlled by Dataradio's President, who is also an officer of the Company. The Company believes that the terms of this facility lease are commercially reasonable and comparable to market terms.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 67% of the Company's total revenue for the three months ended May 31, 2006 and approximately 54% of the Company's accounts receivable balance as of May 31, 2006. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     At May 31, 2006 the Company's net deferred income tax asset was $7,023,000, which amount is net of a valuation allowance of $1,841,000.
The valuation allowance at February 28, 2006 relates to the tax assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Vytek acquisition. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Valuation of Long-lived Assets and Goodwill

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121 and certain sections of Accounting Principles Board Opinion No. 30 specific to discontinued operations. SFAS No. 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

      As further described in Note 4 to the accompanying consolidated financial statements, the Company tested its Solutions Division goodwill for impairment as of April 30, 2006, which indicated that there was an impairment as of that date. The Company recorded an impairment loss of $29,848,000 in the quarter ended May 31, 2006 which is the Company's estimate of the goodwill impairment.


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2006 fell on February 25, 2006. Fiscal 2007, a 53-week year, will end on March 3, 2007. The first quarter of fiscal year 2007 ended on June 3, 2006 and consisted of 14 weeks of operations. The first quarter of fiscal year 2006 ended on May 28, 2005 and consisted of 13 weeks of operations. The first quarter period end for both years is shown herein as May 31 for clarity of presentation.

Overview:

     CalAmp is a provider of wireless products, engineering services and software that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless connectivity solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications, and critical infrastructure and process control applications.

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., for incorporation into complete subscription satellite television systems. The Company sells its other wireless access products directly to system operators as well as through distributors and system integrators.

     In April 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The acquisition of Vytek was motivated primarily by the strategic goal of increasing the Company's presence in markets which offer higher growth and profit margin potential, and diversifying the Company's business and customer base. Concurrent with the acquisition of Vytek, the Company realigned its operations into a divisional structure. The legacy operations of CalAmp, previously segregated into the Satellite and Wireless Access business units, were combined together with Vytek's products manufacturing business to form the new Products Division. The operations of Vytek, which are principally service oriented, comprise the Company's Solutions Division.

     In April 2005, the Company acquired the business and certain assets of Skybility, a privately held company located in Carlsbad, California. Skybility is a developer and supplier of embedded cellular transceivers used in telemetry and asset tracking applications that operate on the Global System for Mobile Communications (GSM) network and the Advanced Mobile Phone Service (AMPS) network. The Skybility business operates as the Machine-to-Machine (M2M) product line of the Company's Products Division, and was included in the Company's results of operations for the quarter ended May 31, 2005 for a six week period.

     On May 26, 2006 the Company acquired privately held Dataradio, Inc., a leading supplier of proprietary advanced wireless data systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. Dataradio has a diversified customer base with no single customer accounting for more than 4% of total revenue. Dataradio has approximately 175 employees in facilities located in Montreal, Minnesota and Georgia. The Dataradio acquisition expands CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. For the unaudited 12-month period ended April 30, 2006, Dataradio had revenues of approximately U.S. $32 million and generated gross margins in excess of 50%. Dataradio's results of operations are included in CalAmp's fiscal 2007 first quarter financial statements for a one week period, during which Dataradio generated revenue of $721,000 and gross profit of $469,000. In connection with the acquisition of Dataradio the Company recorded a charge of $6,850,000 to write-off in-process research and development of the acquired business pursuant to the preliminary purchase price allocation.

     Also on May 26, 2006, the Company acquired the mobile-resource management (MRM) product line from privately held TechnoCom Corporation. for $2.4 million in cash and an earn-out payment equal to revenues exceeding $3,100,000 during the 12-month period following the acquisition. This product line, which is used to help track fleets of cars and trucks, generated approximately $4 million in revenue in the 12-month period ended April 30, 2006. Sales of the MRM product line are included in CalAmp's fiscal 2007 first quarter financial statements for a one week period, during which this product line contributed sales of $87,000 and gross profit of $37,000.

     The Vytek acquisition in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and Products Division because both divisions were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division.
As a result of the latest annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an estimated impairment of goodwill of $29,848,000, and accordingly an impairment charge was recorded in this amount in the fiscal 2007 first quarter. The impairment charge reflects the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

     At the consolidated level, the Company's revenue consists principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 73% and 77% of consolidated revenue in the quarters ended May 31, 2006 and 2005, respectively. The DBS system operators have approximately 27% share of the total subscription television market in the U.S. In calendar 2005, the size of the U.S. DBS market was estimated by industry analysts to have grown by 9% from 24.8 million subscribers to approximately 27.1 million subscribers at December 31, 2005.

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

 * CalAmp's ability to specify, develop or acquire, complete, introduce, market and transition to volume production of new products and technologies in a timely manner;

 * the rate at which CalAmp's present and future customers and end-users adopt the Company's products and technologies in its target markets; and

 * the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of the Company's products.

     For these and other reasons, the Company's net revenue in the first quarter of fiscal 2007 may not necessarily be indicative of future periods' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

                               REVENUE BY SEGMENT
                           Three months ended May 31,
                     ------------------------------------
                           2006                 2005
                     ---------------      ---------------
                               % of                 % of
    Segment           $000s    Total       $000s    Total
  -----------        -------   -----       ------   -----
Products Division    $42,957    92.8%     $41,168    86.5%
Solutions Division     3,356     7.2%       6,412    13.5%
                      ------   -----       ------   -----
Total                $46,313   100.0%     $47,580   100.0%
                      ======   =====       ======   =====


                           GROSS PROFIT BY SEGMENT
                          Three months ended May 31,
                      -----------------------------------
                           2006                 2005
                      --------------      ---------------
                               % of                 % of
    Segment            $000s   Total        $000s   Total
  -----------         ------   -----       ------   -----
Products Division    $10,087    92.3%     $ 8,810    82.4%
Solutions Division       840     7.7%       1,888    17.6%
                      ------   -----       ------   -----
Total                $10,927   100.0%     $10,698   100.0%
                      ======   =====       ======   =====


                      OPERATING INCOME (LOSS) BY SEGMENT
                          Three months ended May 31,
                      -----------------------------------
                           2006                 2005
                      --------------       --------------
                               % of                 % of
    Segment            $000s   Sales        $000s   Sales
  -----------         ------   -----       ------   -----
Products Division   $   (857)   (1.9%)     $5,356    11.3%
Solutions Division   (31,182)  (67.3%)     (1,143)   (2.4%)
Corporate expenses    (1,282)   (2.8%)       (934)   (2.0%)
                      ------    -----       -----    -----
Total               $(33,321)  (71.9%)     $3,279     6.9%
                      ======    =====       =====    =====

     The Products Division operating loss in the three months ended May 31, 2006 includes a charge of $6,850,000 to write-off in-process research and development costs associated with the Dataradio acquisition. The Solutions Division operating loss in the three months ended May 31, 2006 includes the goodwill impairment charge of $29,848,000 discussed above.


     Revenue

     Products Division revenue increased $1,789,000, or 4%, to $42,957,000 in the three months ended May 31, 2006 from $41,168,000 for the same period in the previous fiscal year. The increase is primarily due to the fact that the fiscal 2007 first quarter contains 14 weeks compared to 13 weeks in the first quarter of last year. Also contributing to the increase was the inclusion in the latest quarter of Dataradio and the TechnoCom MRM product line for a one week period, which contributed revenues of $721,000 and $87,000, respectively. Revenues from sale of DBS products in the latest quarter declined by $2,620,000 from the first quarter of last year, while sales of other wireless products increased by $3,470,000 year-over-year.

     Revenue of the Solutions Division decreased 48% from $6,412,000 in the quarter ended May 31, 2005 to $3,356,000 in the quarter ended May 31, 2006 primarily as a result of the loss of key customers in the Solutions Division's information technology professional consulting business and the inability to book sufficient new recurring business to offset these customer losses.

     Gross Profit and Gross Margins

     Products Division gross profit increased $1,277,000, or 14.5%. Approximately half of this increase is attributable to the fact that the latest quarter included one additional week of operations (14 weeks in the first quarter of fiscal 2007 compared to 13 weeks in the first quarter of fiscal 2006). The remainder of the increase is mainly due to the change in the mix of products sold, with increased sales of higher margin wireless products during the latest quarter compared to the prior year.

     Solutions Division gross profit decreased 56% from $1,888,000 in the first quarter of last year to $840,000 in the latest quarter, and gross margin declined from 29.4% last year to 25.0% in the latest quarter. The decline in gross profit and gross margin is primarily attributable to the 48% decline in Solutions Division revenue.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased by $368,000 to $2,565,000 in the latest quarter from $2,197,000 last year. Nearly half of the increase was attributable to inclusion of one additional week in the latest quarter versus the first quarter of last year as a result of fiscal 2007 being a 53 week year. Most of the remaining increase in research and development expense is attributable to the inclusion of Dataradio's operations for a one week period in the latest quarter.

     Consolidated selling expenses decreased to $1,771,000 in the latest quarter from $1,872,000 last year. The decline is due primarily to lower sales commissions in the Solutions Division due to the 48% revenue decline in this division.

     Consolidated general and administrative expenses increased by 8% from $2,614,000 in the first quarter of last year to $2,813,000 in the latest quarter. The increase was primarily attributable to the inclusion of one additional week in the latest quarter compared to the first quarter of last year.

     Amortization of intangibles declined from $443,000 in the first quarter of last year to $401,000 in the latest quarter. The decrease was primarily attributable to certain intangible assets that have become fully amortized.

     The IPR&D write-off increased from $293,000 in the first quarter of last year to $6,850,000 in the latest quarter. Last year's IPR&D write-off was related to the acquisition of Skybility and this year's IPR&D write-off was related to the acquisition of Dataradio.

     An impairment loss of $29,848,000 was recorded in the latest quarter as a result of the annual goodwill impairment test for the Solutions Division, as discussed above in the "Overview" section.

     Operating Income (Loss)

     The operating loss in the three months ended May 31, 2006 was $33,321,000, compared to operating income of $3,279,000 in the three months ended May 31, 2005. The operating loss in the latest quarter is attributable to the $6,850,000 write-off of IPR&D associated with the Dataradio acquisition and the $29,848,000 Solutions Division goodwill impairment charge.

     Non-Operating Income (Expense), Net

     Non-operating income increased from $43,000 in the first quarter of last year to $961,000 in the latest quarter. This increase is primarily attributable to a gain of $689,000 realized on foreign currency hedging activities in connection with the acquisition of Dataradio, for which the purchase price was denominated in Canadian dollars.

     Income Tax Provision

     The effective income tax rate was (5.2%) and 40.5% in the three months ended May 31, 2006 and 2005, respectively. The effective tax rate in the latest quarter is negative because the $6,850,000 IPR&D write-off and the $29,848,000 goodwill impairment charge are not deductible for income taxes. The income tax provision of $1,691,000 in the latest quarter represents an effective income tax rate of approximately 39% on pretax income excluding these non-deductible charges.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $30,779,000 at May 31, 2006, and its $10 million working capital line of credit with a bank, as further described below. During the first quarter of fiscal 2007, cash and cash equivalents decreased by $15.0 million. This decrease is comprised primarily of cash used for the Dataradio and TechnoCom product line acquisitions of $50.5 million net of cash acquired, partially offset by proceeds from new bank borrowings of $30.3 million (net of repayments) and cash generated by operating activities of $4.7 million.

     On May 26, 2006, the Company and certain direct and indirect subsidiary guarantors of the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit. The Company borrowed $35 million under the term loan and $3 million under the line of credit. Borrowings are secured by substantially all of the Company's assets. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank National Association ("US Bank") and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition. The term loan principal is payable in quarterly installments on the last day of March, June, September and December in each year commencing on March 31, 2007 with a final payment of $8,750,000 on May 26, 2011. The maturity date of the line of credit is also May 26, 2011.

     At the Company's option, borrowings under the Credit Agreement bear interest at bank's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans.

     The Credit Agreement contains certain financial covenants and ratios that the Company is required to maintain, including: a total Leverage Ratio of not more than 2.75; net worth of not less than the sum of $140,887,000, 50% of net income for each fiscal year and 50% of net cash proceeds from any issuance of equity; and a fixed charge coverage ratio (earnings before interest, taxes, depreciation and other noncash charges to fixed charges) of not less than 1.50.

     The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments. The Credit Agreement also contains customary events of default that would permit the administrative agent to accelerate borrowings under the Agreement if not cured within applicable grace periods, including, without limitation, the failure to make timely payments under the Agreement or other material indebtedness and the failure to follow certain covenants.

     The Company's credit agreement with US Bank was terminated except for $2,875,000 of the line of credit that was reserved for outstanding irrevocable stand-by letters of credit. These letter of credits are secured by restricted cash deposit of $2,875,000 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at May 31, 2006.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of May 31, 2006.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. Although the acquisition of Dataradio will increase the Company's exposure to changes in foreign currency exchange rates, the Company believes that fiscal 2007 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales will continue to be to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital expenditures and discharge contractual cash obligations over the next twelve months.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", `will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's ability to eliminate operating losses in its Solutions Division and make this business segment profitable, the Company's success at integrating its acquired businesses, and other risks and uncertainties that are set forth under the "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2006. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At February 28, 2006, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

     The Company has market risk arising from changes in foreign currency exchange rates related to Dataradio's operations in Canada. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on the Company's results of operations or financial position. The Company does not currently manage its foreign currency exchange rate risk through the use of derivative instruments except for the forward currency exchange contracts entered into in connection with the acquisition of Dataradio which resulted in a gain of $689,000 that was recorded in the statement of operations in the first quarter of fiscal 2007.

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

                      PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

     In addition to the other information set forth in this report, the reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2006, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that are currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results. Additional risks resulting from the Company's acquisition of Dataradio are as follows:

Governmental Regulation

     Dataradio's products are subject to certain mandatory regulatory approvals in the United States, Canada and other countries in which it operates. In the United States, the Federal Communications Commission ("FCC") regulates many aspects of communication devices including radiation electromagnetic energy, biological safety and rules for devices to be connected to the telephone network. In Canada, similar regulations are administered by Industry Canada. Although Dataradio has obtained necessary FCC and Industry Canada approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than Canada or the United States in which it currently sells its products or in which it may sell its products in the future.

     The FCC and Industry Canada may be slow in adopting new regulations allowing private wireless networks to deliver higher data rates in licensed frequency bands for public safety applications. This could adversely affect demand for private networks as traditional private network users may opt for public network connections for all or part of their wireless communication needs. This could have a material adverse effect on the Company's business, results of operations and financial condition since the private network segment of the wireless data communications industry is the only segment in which the Company currently operates.


ITEM 6.   EXHIBITS

         Exhibit 10.1 - Amendment Agreement Number Seven to Loan and
                        Security Agreement dated May 25, 2006 by and between CalAmp Corp. and U.S. Bank National Association (1)

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

        July 13, 2006                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)