Form 10-Q
period 2006-08-31
CalAmp Corp.
filed 2006-10-12
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 31, 2006
                                          _________________

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

The registrant had 23,386,891 shares of Common Stock outstanding as of September 30, 2006.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                     August 31,  February 28,
                                                        2006         2006
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $ 25,485     $ 45,783
   Accounts receivable, less allowance for
    doubtful accounts of $349 and $203 at August 31,
    2006 and February 28, 2006, respectively            38,822       28,630
   Inventories                                          21,887       18,279
   Deferred income tax assets                            4,877        4,042
   Prepaid expenses and other current assets             7,705        2,502
                                                      --------     --------
          Total current assets                          98,776       99,236
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               6,583        5,438
Deferred income tax assets, less current portion           -          2,344
Goodwill                                                89,829       91,386
Other intangible assets, net                            21,102        5,304
Other assets                                             1,532          638
                                                      --------     --------
                                                      $217,822     $204,346
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  1,521     $  2,168
   Accounts payable                                     17,077       12,011
   Accrued payroll and employee benefits                 2,928        3,608
   Other accrued liabilities                             5,630        2,763
   Deferred revenue                                      1,346        1,323
                                                      --------     --------
          Total current liabilities                     28,502       21,873
                                                      --------     --------
Long-term debt, less current portion                    36,500        5,511
Deferred income tax liabilities                          4,013          -
Other non-current liabilities                            1,076          853

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 23,357 and 23,204 shares issued
    and outstanding at August 31, 2006 and
    February 28, 2006, respectively                        233          232
   Additional paid-in capital                          136,925      135,022
   Less common stock held in escrow                        -         (2,532)
   Retained earnings                                    11,372       44,188
   Accumulated other comprehensive loss                   (799)        (801)
                                                      --------     --------
          Total stockholders' equity                   147,731      176,109
                                                      --------     --------
                                                      $217,822     $204,346
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                 Three Months Ended       Six Months Ended
                                      August 31,             August 31,
                                 -------------------     -------------------
                                   2006        2005        2006        2005
                                 -------     -------     -------     -------
Revenues:
  Product sales                  $55,660     $53,436    $ 99,416     $95,828
  Service revenues                 2,274       4,225       4,831       9,413
                                 -------     -------    --------     -------
    Total revenues                57,934      57,661     104,247     105,241
                                 -------     -------    --------     -------
Cost of revenues:
  Cost of product sales           41,973      41,021      74,940      74,009
  Cost of service revenues         1,950       3,225       4,369       7,119
                                 -------     -------    --------     -------
    Total cost of revenues        43,923      44,246      79,309      81,128
                                 -------     -------    --------     -------
Gross profit                      14,011      13,415      24,938      24,113
                                 -------     -------    --------     -------
Operating expenses:
  Research and development         3,792       2,360       6,357       4,557
  Selling                          3,005       1,796       4,776       3,668
  General and administrative       3,517       2,607       6,330       5,221
  Amortization of intangibles      1,275         529       1,676         972
  In-process research and
   development write-off             -            27       6,850         320
  Impairment loss                    -           -        29,848         -
                                 -------     -------    --------     -------

Total operating expenses          11,589       7,319      55,837      14,738
                                 -------     -------    --------     -------

Operating income (loss)            2,422       6,096     (30,899)      9,375

Non-operating income (expense):
  Interest income                    295         172         828         364
  Interest expense                  (635)       (130)       (867)       (254)
  Other, net                          94         (16)        754         (41)
                                 -------     -------    --------     -------
                                    (246)         26         715          69
                                 -------     -------    --------     -------
Income (loss) before
  income taxes                     2,176       6,122     (30,184)      9,444

Income tax provision                (941)     (2,441)     (2,632)     (3,786)
                                 -------     -------    --------     -------

Net income (loss)                $ 1,235     $ 3,681    $(32,816)    $ 5,658
                                 =======     =======    ========     =======
Earnings (loss) per share:
  Basic                          $  0.05     $  0.16    $  (1.41)    $  0.25
  Diluted                        $  0.05     $  0.16    $  (1.41)    $  0.24

Shares used in per share
 calculations:
   Basic                          23,337      22,490      23,230      22,491
   Diluted                        23,689      23,314      23,230      23,112

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Six Months Ended
                                                             August 31,
                                                       ---------------------
                                                         2006          2005
                                                       -------       -------

Cash flows from operating activities:
  Net income (loss)                                   $(32,816)      $ 5,658
  Adjustments to reconcile net income (loss)to
   net cash provided by operating activities:
    Depreciation and amortization                        3,111         2,299
    Stock-based compensation expense                     1,073            -
    Excess tax benefit from stock-based
     compensation expense                                 (258)           -
    Write-off of in-process research and development     6,850           320
    Impairment loss                                     29,848            -
    Deferred tax assets, net                              (261)        2,248
    Changes in operating assets and liabilities:
      Accounts receivable                               (4,139)        1,355
      Inventories                                        1,451         1,281
      Prepaid expenses and other assets                 (3,517)          659
      Accounts payable                                   3,853        (5,004)
      Accrued payroll and other accrued liabilities     (5,237)          531
      Deferred revenue                                     (47)         (314)
    Other                                                   58            42
                                                       -------       -------
Net cash provided by operating activities                  (31)        9,075
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (1,382)       (1,060)
  Proceeds from sale of property and equipment              16           141
  Acquisition of Dataradio, net of
   cash acquired                                       (48,038)           -
  Acquisition of assets of TechnoCom product line       (2,478)           -
  Proceeds from Vytek escrow fund distribution             480            -
  Acquisition of assets of Skybility                        -         (4,897)
                                                       -------       -------
Net cash used in investing activities                  (51,402)       (5,816)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                         38,000            -
  Debt repayments                                       (7,658)       (1,460)
  Proceeds from exercise of stock options                  533           252
  Excess tax benefit from stock-based
   compensation expense                                    258            -
                                                       -------       -------
Net cash provided by (used in) financing activities     31,133        (1,208)
                                                       -------       -------
Effect of exchange rate changes on cash                      2            -
                                                       -------       -------
Net change in cash and cash equivalents                (20,298)        2,051
Cash and cash equivalents at beginning of period        45,783        31,048
                                                       -------       -------

Cash and cash equivalents at end of period             $25,485       $33,099
                                                       =======       =======

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED AUGUST 31, 2006 and 2005


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

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2006 fell on February 25, 2006. Fiscal 2007, a 53-week year, will end on March 3, 2007. The actual six month year-to-date periods ended on September 2, 2006, consisting of 27 weeks of operations, and August 27, 2005, consisting of 26 weeks of operations. The second fiscal quarters ended September 2, 2006 and August 27, 2005 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2006 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 9, 2006.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2006 and its results of operations for the three and six months ended August 31, 2006 and 2005. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - RECENT ACQUISITIONS

Dataradio Acquisition
---------------------

     On May 26, 2006, the Company completed the acquisition of Dataradio, Inc. ("Dataradio"), a privately held Canadian company. Under the terms of the acquisition agreement dated May 9, 2006, the Company acquired all capital stock of Dataradio for a cash payment of Canadian $60.1 million, or U.S. $54,291,000 at the effective Canadian Dollar (CAD $) to U.S. Dollar exchange rate on May 26, 2006. This acquisition provides the Company with the opportunity to expand its wireless data communications business for public safety and Machine-to-Machine (M2M) applications. It also furthers the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets.

     CAD $7 million (equivalent to U.S. $6,323,397 at the effective exchange rate on May 26, 2006) of the purchase price was deposited into an escrow account. In October 2006, CAD $4 million was released from escrow to the selling stockholders of Dataradio. The remaining CAD $3 million held in escrow is available as a source for the payment of indemnification claims of the Company. The remaining amount in the escrow account, if any, after satisfying indemnification claims will be distributed to Dataradio's selling stockholders on May 26, 2008. Amounts required to pay claims by the Company that are not resolved by such date will be held in the escrow account until such claims are resolved.

     Dataradio became part of the Company's Products Division. Dataradio's operations are included in the accompanying fiscal 2007 six month year-to-date consolidated statement of operations for the 14-week period from May 26, 2006 to August 31, 2006.

     Dataradio is currently focused in three primary business lines:
wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed by the end of the current fiscal year. The preliminary purchase price allocation is as follows (in thousands):


     Purchase price paid in cash                                   $54,291
     Direct costs of acquisition                                       458
                                                                    ------
     Total cost of acquisition                                     $54,749

     Fair value of net assets acquired:
     Current assets                                        $20,115
     Property and equipment                                  1,221
     Intangible assets:
       Developed/core technology                 $6,980
       Customer relationships                     3,750
       Contracts backlog                          1,480
       Tradename                                  3,880
       In-process research and
         development ("IPR&D")                    6,850
                                                  -----
     Total intangible assets                                22,940
     Deferred tax liabilities, net                          (5,943)
     Current liabilities                                    (8,830)
     Long-term liabilities                                    (317)
                                                            ------
     Total fair value of net assets acquired                        29,186
                                                                    ------
     Goodwill                                                      $25,563
                                                                    ======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

* Dataradio is an established data applications provider of radio frequency ("RF") modems and systems for public safety and private networks.

* Dataradio has a history of profitable operations.

* The products of Dataradio have high gross margins.

* Dataradio has a diversified customer base.

* CalAmp will have access to Dataradio's engineering resources.

     The goodwill arising from the Dataradio acquisition is not deductible for income tax purposes.

     The $6,850,000 allocated to IPR&D in the preliminary purchase price allocation above was charged to expense following the acquisition. IPR&D consists of next generation products for fixed and mobile wireless applications. For purposes of valuing IPR&D, it is assumed that: (i) these products would be introduced in 2007; (ii) annual revenue in 2007 through 2011 would range between $4.2 million and $12.6 million for fixed wireless products, and between $6.7 million and $13.9 million for mobile wireless products; (iii) annual revenues from the fixed wireless products and mobile wireless products are allocated 75% and 80%, respectively, to IPR&D and 25% and 20%, respectively, to core technology; (iv) the gross margin percentage would range between 58% and 60% for fixed wireless products, and between 61% and 66% for mobile wireless products; and (v) the operating margin in years 2007 through 2011 is approximately 26% for fixed wireless products and 32% for mobile wireless products. The projected after-tax cash flows were then present valued using a discount rate of 25%.

     The following is supplemental pro forma information presented as if the acquisition of Dataradio had occurred at the beginning of each of the respective periods. The pro forma financial information is not necessarily indicative of what the Company's actual results of operations would have been had Dataradio been included in the Company's consolidated financial statements for all of the three and six month periods ended August 31, 2006 and 2005. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands, except per share data)

                                Three Months Ended      Three Months Ended
                                  August 31, 2006         August 31, 2005
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                     $ 57,934    $ 57,934      $ 57,661   $ 65,775

  Net income                  $  1,235    $  1,235      $  3,681   $  3,975

  Net income per share:
    Basic                     $   0.05     $  0.05      $   0.16   $   0.18
    Diluted                   $   0.05     $  0.05      $   0.16   $   0.17


                                 Six Months Ended        Six Months Ended
                                  August 31, 2006         August 31, 2005
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                     $104,247    $113,683      $105,241   $120,807

  Net income (loss)           $(32,816)   $(25,935)     $  5,658   $  5,570

  Net income (loss) per share:
    Basic                     $  (1.41)   $  (1.12)     $   0.25   $   0.25
    Diluted                   $  (1.41)   $  (1.12)     $   0.24   $   0.24

     The pro forma adjustments for the six months ended August 31, 2006 consist of adding Dataradio's estimated results of operations for the thirteen weeks ended May 26, 2006, because Dataradio is included in the "As reported" amounts for 14 week period from the May 26, 2006 acquisition date to August 31, 2006. The pro forma adjustments for the six months ended August 31, 2005 consist of adding Dataradio's results of operations for the six months ended July 31, 2005.

     The pro forma financial information for both periods presented above reflects the following:

* Additional amortization expense of approximately $746,000, $746,000, $1,492,000 for the three months ended August 31, 2005, and six months ended August 31, 2006 and 2005, respectively, related to the estimated fair value of identifiable intangible assets from the preliminary purchase price allocation; and

* Additional interest expense and amortization of debt issue costs in the total amount of approximately $494,000, $494,000, $988,000 for the three months ended August 31, 2005, and six months ended August 31, 2006 and 2005, respectively, related to the incremental new bank borrowings to fund part of the Dataradio purchase price.

     The unaudited pro forma financial information above excludes the following material, non-recurring charges or credits incurred by CalAmp or Dataradio in the quarter ended May 31, 2006:

* A charge for IPR&D of $6,850,000 related to the Dataradio acquisition;

* A foreign currency hedging gain of $689,000 realized by CalAmp in connection with the acquisition of Dataradio; and

* A charge for Dataradio employee bonuses and related employer payroll taxes in the aggregate amount of $5,355,000, recorded as an expense in Dataradio's pre-acquisition income statement, for incentives paid by Dataradio to its workforce upon consummating the sale of Dataradio to CalAmp.


TechnoCom Product Line Acquisition
----------------------------------

     On May 26, 2006, the Company acquired the business and certain assets of the Mobile Resource Management ("MRM") product line from TechnoCom Corporation ("Technocom"), a privately held company, pursuant to an Asset Purchase Agreement dated May 25, 2006 (the "Agreement"). This MRM product line, which is used to help track fleets of cars and trucks, became part of the Company's Products Division. The acquisition of the MRM product line was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential and diversifying the Company's business and customer base.

     Revenues and cost of sales generated by the MRM product line are included in the accompanying fiscal 2007 six month year-to-date consolidated statement of operations for the 14 week period from May 26, 2006 to August 31, 2006.

     The Company acquired the business of the MRM product line, its inventory, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $2,439,000, of which $250,000 was set aside in an escrow account to satisfy any claims made by the Company on or before May 26, 2007. The Company also agreed to make an additional future cash payment equal to the amount of net revenues attributable to the MRM product line during the 12-month period following the acquisition that exceeds $3,100,000 (the "Earn-out Payment"). In addition, the Company agreed to license certain software from TechnoCom with a first year cost of approximately $200,000.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2007. The preliminary purchase price allocation is as follows (in thousands):


     Purchase price paid in cash                              $2,439
     Direct costs of acquisition                                  39
                                                              ------
     Total cost of acquisition                                 2,478

     Fair value of net assets acquired:
       Inventories                                $ 290
       Intangible assets:
         Developed/core technology                  980
         Customer relationships                     810
         Contracts backlog                          310
         Covenants not to compete                   170
                                                  -----
       Total fair value of net assets acquired                 2,560
                                                              ------
     Negative goodwill                                       $   (82)
                                                              ======
     The negative goodwill of $82,000 is included in Other Accrued Liabilities in the consolidated balance sheet at August 31, 2006. Pro forma information on this acquisition has not been provided because the effects are not material to the quarterly and year-to-date financial statements.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                            August 31,     February 28,
                                               2006            2006
                                              ------         -------
       Raw materials                         $17,529         $14,375
       Work in process                           619             380
       Finished goods                          3,739           3,524
                                             -------         -------
                                             $21,887         $18,279
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill of each reporting unit during the six months ended August 31, 2006 are as follows (in thousands):

                                  Products   Solutions      Total
                                  --------   ---------    ---------
Balance as of February 28, 2006   $ 57,785    $ 33,601     $ 91,386
Distribution of escrow shares
 as additional purchase price
 for the 2004 Vytek acquisition      1,052       1,000        2,052
Goodwill associated
 with Dataradio acquisition         25,563          -        25,563
Impairment writedown                   -       (29,012)     (29,012)
Other changes                          (18)       (142)        (160)
                                  --------   ---------     --------
Balance as of August 31, 2006     $ 84,382    $  5,447     $ 89,829
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

       The annual impairment test of the Solutions Division goodwill as of April 30, 2006 indicated that there was an impairment of Solutions Division goodwill at that date. The goodwill impairment test is a two-step process. Under the first step, the fair value of the Solutions Division was compared with its carrying value (including goodwill). The fair value of the Solutions Division using a discounted cash flow approach was $29,848,000 less than its carrying value, which indicated that a goodwill impairment existed and which required the Company to perform step two of the impairment test. In the second step, the implied fair value of the Solutions Division's goodwill was calculated and then compared to the carrying amount of that goodwill. The goodwill carrying amount exceeded the implied fair value by $29,012,000 which was recognized as an impairment loss. The implied goodwill amount was determined by allocating the fair value of the Solutions Division to all of the assets and liabilities of the Solutions Division as if the Solutions Division had been acquired in a business combination as of the date of the impairment test.

       In connection with the second step of the Solutions Division goodwill impairment test, fair value was allocated to tangible net assets and to both recognized and unrecognized intangible assets as of the test date. The undiscounted future net cash flows of the recognized intangible assets were less than their carrying amount, which indicated that the assets are impaired. Accordingly, the Company recognized an impairment loss of $836,000 related to these intangible assets. The $29,848,000 impairment loss recognized in the fiscal 2007 first quarter ended May 31, 2006 is the sum of the $29,012,000 impairment of goodwill and the $836,000 impairment of intangible assets.

       Factors that led to the impairment of goodwill and other intangible assets of the Solutions Division as of April 30, 2006 include the following:

* Throughout fiscal 2006, the quarterly revenue of the Solutions Division had not been growing, but instead was declining due to the loss of key customers and management's decision to exit low margin business with certain other customers in order to reduce operating losses in this division. During fiscal 2006, the Company forecasted that it would be able to replace these customers with new business to grow revenues and make the Solutions Division profitable. However, the Solutions Division was unable to book sufficient new business to reverse the decline in revenue and this situation, along with the continued sluggish revenue performance in the first quarter of fiscal 2007, led Company management to conclude that the revenue projection for fiscal 2007 reflected in the prior year's goodwill impairment test conducted as of April 30, 2005 was not achievable.

* Substantially all of the quarter-to-quarter revenue declines of the Solutions Division during fiscal 2006 through the first quarter of fiscal 2007 were attributable to its Information Technology ("IT") professional consulting business. Failure to gain new major customers, the small amount of backlog and new order pipeline and low margin business led to management's decision to exit the Solutions Division's IT professional consulting business near the end of the fiscal 2007 first quarter.

* The cost structure and limited availability of critical engineering resources of the IT professional consulting business made this unit unable to compete with large consulting companies that have multiple design centers in lower cost regions of the United States and foreign technology centers such as India.

* The Company's financial projections as of April 30, 2006 included the operations of its software business unit only, because of the decision to exit the IT professional consulting business. The loss of projected revenues and operating income from the IT professional consulting business contributed to the decline in the projected cash flows.

      Other intangible assets are comprised as follows (in thousands):

                            August 31, 2006              February 28, 2006
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net   Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5-7 yrs. $12,992   $2,794  $10,198   $5,032   $1,561   $3,471
Customer
 relationships  5-7 yrs.   6,680    1,356    5,324    2,120      601    1,519
Contracts
 backlog        1 yr.      1,790      482    1,308       -        -        -
Covenants not
 to compete     4-5 yrs.     491       99      392      321       57      264
Licensing right 2 yrs.       200      200       -       200      150       50
Tradename         N/A      3,880       -     3,880       -        -        -
                         -------   ------  -------   ------   ------   ------
                         $26,033   $4,931  $21,102   $7,673   $2,369   $5,304
                         =======   ======  =======   ======   ======   ======

     Intangible asset amortization expense for the three months ended August 31, 2006 and 2005 was $1,275,000 and $554,000, respectively, and was
$1,726,000 and $1,022,000 for the six month periods then ended. Of these amounts, amortization included in cost of revenues for the three months ended August 31, 2006 and 2005 was $-0- and $25,000, respectively, and was $50,000 and $50,000, respectively, for the six month periods then ended. Remaining amortization expense is included in operating expenses.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2007 (remainder)  $2,459,000
                 2008              $3,542,000
                 2009              $3,130,000
                 2010              $2,578,000
                 2011              $1,996,000
                 Thereafter        $3,517,000


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

     The Company's credit agreement with US Bank was terminated except for $2,875,000 of the line of credit that was reserved for outstanding irrevocable stand-by letters of credit. These letter of credits are secured by a restricted cash deposit of $2,875,000 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at August 31, 2006.

Other long-term debt

     The Company has capital lease obligations of $21,000 at August 31, 2006 which are classified as current at that date.

Contractual cash obligations

     The Company's contractual cash obligations as of August 31, 2006 are summarized as follows (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2007                                   There-
  Obligations    (remainder)  2008    2009    2010    2011   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt principal     $  -      $3,000  $5,000  $7,000  $9,000 $14,000 $38,000
Capital leases          15        9                                      24
Operating leases     1,212    2,234   2,002   1,443   1,426     288   8,605
Purchase
 obligations        29,409      669      34     -       -       -    30,112
                   -------   ------  ------  ------ -------  ------- ------
Total contractual
 cash obligations  $30,636   $5,912  $7,036  $8,443 $10,426 $14,288 $76,741
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

     At August 31, 2006, the Company's net deferred income tax asset was $864,000, which amount is net of a valuation allowance of $1,841,000. This net deferred tax asset of $864,000 also includes a deferred tax liability of $5,522,000 arising from the acquisition of Dataradio that is included in Deferred Income Tax Liabilities in the accompanying consolidated balance sheet at August 31, 2006.

     If in the future a portion or all of the $1,841,000 valuation allowance at August 31, 2006 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The effective income tax rate was (8.7%) and 40.1% in the six months ended August 31, 2006 and 2005, respectively. Excluding the goodwill and intangible assets impairment loss of $29,848,000 and IPR&D write-off of $6,850,000, the effective income tax rate for the six months ended August 31, 2006 was 40.4%.


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

     The calculation of weighted average shares used in the computation of basic and diluted earnings per share is summarized as follows (in thousands):

                                   Three months ended     Six months ended
                                         August 31,           August 31,
                                    ----------------      ----------------
                                     2006      2005        2006      2005
                                    ------    ------      ------    ------
 Basic weighted average number
  of common shares outstanding      23,337    22,490      23,230    22,491

 Effect of dilutive securities:
  Stock options                        352       598         -         481
  Shares held in escrow                -         226         -         140
                                    ------    ------      ------    ------
 Diluted weighted average number
  of common shares outstanding      23,689    23,314      23,230    23,112
                                    ======    ======      ======    ======

     Options outstanding at August 31, 2006 were excluded from the computation of diluted earnings per share for the six months then ended because the Company reported a year-to-date net loss and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and six months ended August 31, 2006 and 2005 (in thousands):

                                     Three Months Ended     Six Months Ended
                                          August 31,           August 31,
                                      ----------------      ----------------
                                       2006      2005        2006      2005
                                      ------    ------      ------    ------
 Net income (loss)                    $1,235    $3,681    $(32,816)   $5,658

 Foreign currency translation
   adjustment                           (112)       -            2        -
                                      ------    ------      ------    ------
 Comprehensive income (loss)          $1,123    $3,681    $(32,814)   $5,658
                                      ======    ======      ======    ======


Note 9 - STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R") which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R required additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R (the "date of adoption") at the beginning of the fiscal 2007 first quarter ended May 31, 2006.

     The Company adopted SFAS No. 123R under the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company's stock-based compensation relates to stock options awarded to employees and directors and restricted stock awarded to directors.

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result of adopting SFAS No. 123R, the $258,000 excess tax benefits have been classified as a financing cash inflow in the accompanying consolidated statement of cash flows for the six months ended August 31, 2006.

     Prior to the first quarter of fiscal 2007, the Company applied the provisions of APB No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123."

   The following table details the effect on net income and earnings per share "as reported" as if compensation expense had been recorded in the consolidated statement of operations during fiscal 2006 using the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".
                                           Three months      Six months
                                              ended            ended
                                            August 31,       August 31,
                                              2005              2005
                                             ------            ------

  Net income as reported                     $3,681           $5,658

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                 (365)            (570)
                                              -----           ------
  Pro forma net income                       $3,316           $5,088
                                              =====            =====
  Earnings per share:
     Basic -
       As reported                           $ 0.16           $ 0.25
       Pro forma                             $ 0.15           $ 0.23

     Diluted -
       As reported                           $ 0.16           $ 0.24
       Pro forma                             $ 0.14           $ 0.22

     Stock-based compensation expense for the three and six months ended August 31, 2006 was $653,000 and $1,073,000, respectively. Such expense is included in the following captions of the consolidated statement of operations:
                                           Three months      Six months
                                               ended            ended
                                             August 31,       August 31,
                                               2006              2006
                                             ------            ------

    Cost of revenues                         $   75            $  105
    Research and development                    117               158
    Selling                                      62               106
    General and administrative                  399               704
                                             ------            ------
                                             $  653            $1,073
                                             ======            ======

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

     The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.
                                                       Six months
                                                    ended August 31,
            Black-Scholes                         -------------------
       Valuation Assumptions (1)                   2006         2005
      -------------------------                   ------       ------
      Expected life (years) (2)                      6            5
      Expected volatility (3)                     75%-81%      88%-95%
      Risk-free interest rates (4)               4.8%-5.2%    3.9%-4.1%
      Expected dividend yield                        0%           0%

(1) Beginning on the date of adoption of SFAS No. 123R, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.
(2) The expected life of stock options is estimated based on historical experience.
(3) The expected volatility is estimated based on historical and current financial data for the Company.
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     Changes in the Company's outstanding stock options for the six months ended August 31, 2006 were as follows (in thousands except dollar amounts):

                                                     Weighted
                                     Number of        Average
                                      Options      Exercise Price
                                     --------        --------
Outstanding at February 28, 2006      2,623           $10.09
Granted                                 654            12.33
Exercised                              (120)            4.43
Forfeited or expired                   (379)           16.84
                                      -----
Outstanding at August 31, 2006        2,778           $ 9.94
                                      =====
Exercisable at August 31, 2006        1,584           $10.48
                                      =====
      The weighted average fair value for the stock options granted during the six months ended August 31, 2006 was $8.71. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of August 31, 2006 was 7.0 years and $2.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of August 31, 2006 was 5.4 years and $2.2 million, respectively. The total intrinsic value for stock options exercised during the six months ended August 31, 2006 was $732,000. Net cash proceeds from the exercise of stock options for the six months ended August 31, 2006 was $533,000 and the associated income tax benefit was $298,000 for that same time period.

     Changes in the shares of the Company's nonvested restricted stock during the six months ended August 31, 2006 were as follows (in thousands except dollar amounts):

                                                     Weighted
                                     Number of        Average
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2006         -            $   -
Granted                                  24             6.51
Vested                                   -                -
Forfeited                                -                -
                                      -----
Outstanding at August 31, 2006           24           $ 6.51
                                      =====

     As of August 31, 2006, there was $7.5 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Note 10 - CONCENTRATION OF RISK

     Because the Company's principal business involves the sale of products into a market dominated by two large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and six months ended August 31, 2006 or 2005, as a percent of consolidated revenue, are as follows:

                          Three months ended     Six months ended
                              August 31,             August 31,
                           ----------------      ----------------
             Customer       2006      2005        2006      2005
             --------      ------    ------      ------    ------
                A           48.0%     57.5%       51.7%     57.3%
                B           15.2%      9.3%       13.2%     11.7%


     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                            Aug. 31,   Feb. 28,
                             2006       2006
                            ------     ------
                A            53.7%      40.1%
                B             7.1%      19.2%

Customers A and B are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The warranty liability is included in Other Accrued Liabilities in the accompanying consolidated balance sheets. Activity in the warranty liability for the six months ended August 31, 2006 and 2005 is as follows (in thousands):

                                      Six months ended
                                          August 31,
                                      -----------------
                                       2006       2005
                                      ------     ------
      Balance at beginning of period   $477       $746
      Charged to costs and expenses     679         74
      Deductions                       (630)      (170)
                                       ----       ----
      Balance at end of period         $526       $650
                                       ====       ====

Note 12 - OTHER FINANCIAL INFORMATION

          "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

                                       Six months ended
                                          August 31,
                                      -------------------
                                       2006         2005
                                      ------       ------
Interest paid                         $ 813         $ 238
Income taxes paid (net
  refunds received)                   $ 600         $ 214


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                        Six months ended
                                           August 31,
                                      -------------------
                                       2006         2005
                                      ------       ------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition              $ 2,052       $   -

Fair value of common stock
 received as consideration
 from the sale of assets                 -         $  190


Note 13 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2006 and 2005 is as follows (dollars in thousands):




                    Three months ended                          Three months ended
                      August 31, 2006                            August 31, 2005
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division  Corporate  Total
             -------    ------     -------    -----      -------    ------    -------   -----
Revenues:
  Products    $54,546   $ 1,114             $55,660     $52,598   $    838             $53,436
  Services        797     1,477               2,274         -        4,225               4,225
               ------     -----              ------      ------      -----              ------
  Total       $55,343   $ 2,591             $57,934     $52,598   $  5,063             $57,661
               ======     =====              ======      ======      =====              ======

Gross profit:
  Products    $12,591   $ 1,096             $13,687     $11,724   $    691             $12,415
  Services         53       271                 324         -        1,000               1,000
               ------     -----              ------      ------      -----              ------
  Total       $12,644   $ 1,367             $14,011     $11,724   $  1,691             $13,415
               ======     =====              ======      ======      =====              ======

Gross margin:
  Products       23.1%     98.4%               24.6%       22.3%      82.5%               23.2%
  Services        6.6%     18.3%               14.2%         -        23.7%               23.7%
  Total          22.8%     52.8%               24.2%       22.3%      33.4%               23.3%

Operating
 income
 (loss)       $ 4,374   $  (423)  $(1,529)  $ 2,422     $ 7,691   $   (513)  $(1,082)  $ 6,096
               ======     =====     =====    ======      ======      =====     =====    ======

                     Six months ended                            Six months ended
                      August 31, 2006                             August 31, 2005
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             -------    ------     -------   -----      -------    ------     -------   -----
Revenues:
  Products    $97,503  $  1,913             $ 99,416    $93,766   $  2,062            $ 95,828
  Services        797     4,034                4,831        -        9,413               9,413
               ------   -------              -------     ------     ------             -------
  Total       $98,300  $  5,947             $104,247    $93,766   $ 11,475            $105,241
               ======   =======              =======     ======     ======             =======

Gross profit:
  Products    $22,678  $  1,798             $ 24,476    $20,534   $  1,285            $ 21,819
  Services         53       409                  462        -        2,294               2,294
               ------    ------              -------     ------     ------             -------
  Total       $22,731  $  2,207             $ 24,938    $20,534   $  3,579            $ 24,113
               ======    ======              =======     ======     ======             =======

Gross margin:
  Products       23.3%     94.0%               24.6%       21.9%      62.3%               22.8%
  Services        6.6%     10.1%                9.6%         -        24.4%               24.4%
  Total          23.1%     37.1%               23.9%       21.9%      31.2%               22.9%

Operating
 income
 (loss)       $ 3,517  $(31,605)  $(2,811)  $(30,899)   $13,047   $(1,656)   $(2,016) $  9,375
               ======    ======     =====    =======     ======     ======     =====   =======


     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of the CEO, CFO and other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and board of director fees and expenses.


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases the building that houses its corporate office, Products Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company's Products Division leases small facilities in Minnesota and France. The Company's Solutions Division leases offices in California. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. Dataradio, which became part of the Company's Products Division upon its acquisition in May 2006, leases offices in Montreal, Minnesota and Atlanta. A summary of future payments under operating lease commitments is included in the contractual cash obligations table in Note 5.

      A lawsuit was filed against the Company on September 15, 2006 by CN Capital, the seller of the assets of Skybility which the Company acquired in April 2005. The lawsuit contends that the Company owes CN Capital approximately $1.6 million under the earn-out provision of the Skybility Asset Purchase Agreement dated April 18, 2005. The Company believes the lawsuit is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying financial statements for this matter.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 65% of the Company's total revenue for the six months ended August 31, 2006 and 61% of the Company's accounts receivable balance as of August 31, 2006. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     At August 31, 2006 the Company's net deferred income tax asset was $864,000, which amount is net of a valuation allowance of $1,841,000. This net deferred tax asset of $864,000 also includes a deferred tax liability of $5,522,000 arising from the acquisition of Dataradio that is included in Deferred Income Tax Liabilities in the accompanying consolidated balance sheet at August 31, 2006.

     The valuation allowance relates to the tax assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Vytek acquisition. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     Valuation of Long-lived Assets and Goodwill

     The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company accounts for long-lived assets other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets" ("SFAS No. 144"). SFAS No. 144 classifies long-lived assets as either: (1) to be held and used; (2) to be disposed of by other than sale; or
(3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to address situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is tested for impairment on an annual basis, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or a market value approach.

     As further described in Note 4 to the accompanying consolidated financial statements, the Company tested its Solutions Division goodwill for impairment as of April 30, 2006, which indicated that there was an impairment as of that date. As a result of this test, the Company recorded impairment losses on goodwill and other intangible assets of $29,012,000 and $836,000, respectively, in the six months ended August 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company will be required to adopt FIN 48 at the beginning of its fiscal year 2008. The differences between the amounts recognized in the consolidated balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position and results of operations.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year
Financial Statements", which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will be required to adopt SAB No. 108 at the beginning of its fiscal year 2008. The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on its financial position and results of operations.


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2006 fell on February 25, 2006. Fiscal 2007, a 53-week year, will end on March 3, 2007. The actual six month year-to-date periods ended on September 2, 2006, consisting of 27 weeks of operations, and August 27, 2005, consisting of 26 weeks of operations. The second fiscal quarters ended September 2, 2006 and August 27, 2005 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2006 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.


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

     On May 26, 2006 the Company acquired privately held Dataradio, Inc., a leading supplier of proprietary advanced wireless data systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. Dataradio has a diversified customer base with no single customer accounting for more than 4% of total revenue. Dataradio has approximately 175 employees in facilities located in Montreal, Minnesota and Georgia. The Dataradio acquisition expands CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. Dataradio's results of operations are included in CalAmp's results of operations for the six months ended August 31, 2006 for a 14 week period, during which Dataradio generated revenue of $7.5 million and gross profit of $4.0 million. In connection with the acquisition of Dataradio the Company recorded a charge of $6,850,000 to write-off in-process research and development of the acquired business pursuant to the preliminary purchase price allocation.

     Also on May 26, 2006, the Company acquired the mobile-resource management
(MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues exceeding $3,100,000 during the 12-month period following the acquisition. This product line, which is used to help track fleets of cars and trucks, generated approximately $4 million in revenue in the 12-month period ended April 30, 2006. Sales of the MRM product line are included in CalAmp's results of operations for the six months ended August 31, 2006 for a 14 week period, during which this product line contributed sales of $1.1 million and gross profit of $0.5 million.

     The Vytek acquisition in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and Products Division because both divisions were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division.
As a result of the latest annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an impairment of goodwill, and accordingly, an impairment charge was recorded in the amount of $29,012,000 in the six months ended August 31, 2006. In addition, the Company recorded an $836,000 impairment charge related to the other intangible assets arising from the Vytek acquisition. The impairment charges reflect the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

     At the consolidated level, the Company's revenue consists principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 70% and 77% of consolidated revenue in the six months ended August 31, 2006 and 2005, respectively. The DBS system operators have approximately 27% share of the total subscription television market in the U.S. In calendar 2005, the size of the U.S. DBS market was estimated by industry analysts to have grown by 9% from 24.8 million subscribers to approximately 27.1 million subscribers at December 31, 2005.

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

 * the economic and market conditions in wireless communications markets;

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

     For these and other reasons, the Company's net revenue in the first half of fiscal year 2007 may not necessarily be indicative of future periods' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------  --------------------------------
                2006             2005             2006             2005
           --------------   --------------  --------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----  --------  -----   -------- -----

Products   $55,343   95.5%  $52,598   91.2% $ 98,300   94.3%  $ 93,766  89.1%
Solutions    2,591    4.5%    5,063    8.8%    5,947    5.7%    11,475  10.9%
           -------  -----   -------  -----  --------  -----   -------- -----
Total      $57,934  100.0%  $57,661  100.0% $104,247  100.0%  $105,241 100.0%
           =======  =====   =======  =====  ========  =====   ======== =====

                               GROSS PROFIT BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           -------------------------------   -------------------------------
                2006             2005             2006             2005
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $12,644   90.2%  $11,724   87.4%  $22,731   91.2%  $20,534   85.2%
Solutions    1,367    9.8%    1,691   12.6%    2,207    8.8%    3,579   14.8%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $14,011  100.0%  $13,415  100.0%  $24,938  100.0%  $24,113  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====

                          OPERATING INCOME (LOSS) BY SEGMENT

            Three months ended August 31,      Six months ended August 31,
           --------------------------------  --------------------------------
                2006             2005             2006             2005
           ---------------- ---------------  ---------------  ---------------
                     % of             % of             % of            % of
                     Total            Total            Total           Total
 Division   $000s   Revenue  $000s   Revenue  $000s   Revenue  $000s  Revenue
---------  -------  ------- -------  ------- -------  ------- ------- -------

Products   $ 4,374    7.5%  $ 7,691   13.3% $  3,517    3.4%  $13,047  12.4%
Solutions     (423)  (0.7%)    (513)  (0.9%) (31,605) (30.3%)  (1,656) (1.6%)
Corporate
 expenses   (1,529)  (2.6%)  (1,082)  (1.8%)  (2,811)  (2.7%)  (2,016) (1.9%)
           -------  ------  -------  ------  -------  ------  -------  -----
Total      $ 2,422    4.2%  $ 6,096   10.6% $(30,899) (29.6%) $ 9,375   8.9%
           =======  ======  =======  ======  =======  ======  =======  =====

     The Products Division operating loss in the six months ended August 31, 2006 includes a charge of $6,850,000 to write-off in-process research and development costs associated with the Dataradio acquisition. The Solutions Division operating loss in the six months ended August 31, 2006 includes the goodwill impairment charge of $29,012,000 and intangible assets impairment charge of $836,000 as discussed above.

     Revenue

     Products Division revenue increased $2,745,000, or 5%, to $55,343,000 in the three months ended August 31, 2006 from $52,598,000 for the same period in the previous fiscal year. The increase was primarily due to the inclusion in the latest quarter of Dataradio and the TechnoCom MRM product line which contributed revenues of $6,793,000 and $917,000, respectively. Revenues from sale of DBS products in the latest quarter declined by $5,800,000 from the second quarter of last year, while sales of other wireless products and services increased by $835,000 year-over-year.

     For the six months ended August 31, 2006, Products Division revenue increased $4,534,000, or 5%, to $98,300,000 from $93,766,000 over the same period of the prior year. The recently acquired Dataradio and the TechnoCom MRM product line contributed revenues of $7,514,000 and $1,134,000, respectively, for the 14 week period from date of acquisition to August 31, 2006. Revenues from the sale of DBS products declined by $8,307,000, while sales of other wireless products and services increased by $4,193,000 year-over-year.

     Revenue of the Solutions Division decreased 49% from $5,063,000 in the quarter ended August 31, 2005 to $2,591,000 in the quarter ended August 31, 2006. For the six months ended August 31, 2006, Solutions Division revenue decreased $5,528,000, or 48%, over the same period of the prior year. These revenue decreases are primarily the result of the loss of key customers in the Solutions Division's information technology professional consulting business which led to management's decision to exit this business at the end of first quarter of fiscal 2007.

     Gross Profit and Gross Margins

     Products Division gross profit increased $920,000, or 8% in the second quarter of fiscal 2007 over the same period of the prior year. This increase is the net result of a gross profit contribution of $3.9 million from Dataradio and the TechnoCom product line, both of which were acquired during the fiscal 2007 first quarter, and a decrease of $3.0 million in the gross profit of the Products Division excluding the operating results of Dataradio and the TechnoCom product line (hereinafter referred to as the "Pre-existing Products Division") compared to the second quarter of last year. For the six months ended August 31, 2006, Products Division gross profit increased $2,197,000, or 11%, from the same period of last year. The gross profit increase in the latest six month period compared to the prior year is the net result of the gross profit contribution of Dataradio and the TechnoCom product line of $4.4 million for the 14 week period from the date of acquisition to August 31, 2006, and a decrease of $2.2 million in the gross profit of the Pre-existing Products Division compared to the first six months of last year.

     The Products Division gross margin in the three months ended August 31, 2006 and 2005 was 22.8% and 22.3%, respectively. In the three months ended August 31, 2006, Dataradio and the TechnoCom product line generated an aggregate gross margin of 51% and the Pre-existing Products Division generated a gross margin of 18.4%. The decline in gross margin of the Pre-existing Products Division is primarily due to a change in mix of DBS products with lower sales in the latest quarter of products that have higher average selling prices and higher margins, and higher airfreight shipment costs for incoming materials.

     Solutions Division gross profit decreased 19% from $1,691,000 in the second quarter of last year to $1,367,000 in the latest quarter. For the six months ended August 31, 2006, Solutions Division gross profit decreased $1,372,000, or 38%, from the same period of last year. The decline in gross profit is primarily attributable to the decline in Solutions Division revenue.

     The Solutions Division gross margin in the three months ended August 31, 2006 and 2005 was 52.8% and 33.3%, respectively. This improvement is primarily due to revenue mix favoring high margin software products.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense ("R&D") increased by $1,432,000 to $3,792,000 in the second quarter of fiscal 2007 from $2,360,000 last year. The increase is mainly attributable to the inclusion of Dataradio's operations for the second quarter of fiscal 2007. For the six month year-to-date periods, R&D expense increased $1,800,000 from $4,557,000 last year to $6,357,000 this year. Dataradio's R&D expense accounted for $1.6 million of the increase.

     Consolidated selling expenses increased to $3,005,000 in the second quarter this year from $1,796,000 last year. For the six month year-to-date periods, selling expenses increased $1,108,000 from $3,668,000 last year to $4,776,000 this year. Dataradio's selling expenses accounted for most of the increases. Dataradio's selling expenses for the three and six months ended August 31, 2006 were $1.4 million and $1.5 million, respectively. Dataradio's operations are included for 14 weeks of the Company's six month period ended August 31, 2006.

     Consolidated general and administrative expenses ("G&A") increased by 35% from $2,607,000 in the second quarter of last year to $3,517,000 in the second quarter of this year. Stock-based compensation expense included in G&A accounted for $399,000 of the increase and Dataradio's G&A expenses accounted for $435,000 of the increase. For the six month year-to-date periods, G&A expenses increased $1,109,000 from $5,221,000 last year to $6,330,000 this year. Stock-based compensation expense included in G&A accounted for $704,000 of the increase and Dataradio's G&A expenses accounted for $489,000 of the increase.

     Amortization of intangibles increased from $529,000 in the second quarter of last year to $1,275,000 in the second quarter of this year. For the six month year-to-date periods, amortization increased $704,000 from $972,000 last year to $1,676,000 this year. The increases were primarily attributable to amortization expense on identifiable intangible assets from the acquisitions of Dataradio and the TechnoCom product line.

     The IPR&D write-off increased to $6,850,000 in the six months ended August 31, 2006 from $320,000 last year. Last year's IPR&D write-off was related to the acquisition of Skybility and this year's IPR&D write-off was related to the acquisition of Dataradio.

     The impairment loss totaling $29,848,000 recorded in the six months ended August 31, 2006 was the result of the annual goodwill impairment test for the Solutions Division, as discussed above in the "Overview" section.

     Operating Income (Loss)

     Operating income in the three months ended August 31, 2006 was $2,422,000, compared to operating income of $6,096,000 in the three months ended August 31, 2005. This decrease in operating income is primarily attributable to the decline in gross profit of the Pre-existing Products Division from 22.3% in the second quarter of last year to 18.4% in the latest quarter. Also contributing to the operating income decrease was higher intangible asset amortization expense of $746,000 in the latest quarter compared to the prior year, and stock-based compensation expense of $653,000 in the latest quarter as a result of adopting SFAS No. 123R at the beginning of the current year.

     The operating loss in the six months ended August 31, 2006 was $30,899,000, compared to operating income of $9,375,000 in the six months ended August 31, 2005. The operating loss is attributable to the $6,850,000 write-off of IPR&D associated with the Dataradio acquisition and the Solutions Division's goodwill and intangible assets impairment losses totaling $29,848,000.

     Non-Operating Income (Expense), Net

     Non-operating expense in the three months ended August 31, 2006 was $246,000, compared to non-operating income of $26,000 in the three months ended August 31, 2005. The decrease in nonoperating income was due to higher interest expense resulting from the new bank borrowing as described in Note 5 to the accompanying unaudited consolidated financial statements.

     Non-operating income in the six months ended August 31, 2006 was $715,000, compared to non-operating income of $69,000 in the six months ended August 31, 2005. This increase is primarily attributable to a gain of $689,000 realized on foreign currency hedging activities in connection with the acquisition of Dataradio, for which the purchase price was denominated in Canadian dollars.

     Income Tax Provision

     The effective income tax rate was (8.7%) and 40.1% in the six months ended August 31, 2006 and 2005, respectively. The effective tax rate this year is negative because the $6,850,000 IPR&D write-off and the $29,848,000 impairment loss are not deductible for income taxes. The income tax provision of $2,632,000 in the six months ended August 31, 2006 represents an effective income tax rate of 40.4% on pretax income excluding these non-deductible charges.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $25,485,000 at August 31, 2006, and its $10 million working capital line of credit with a bank, as further described below. During the six months ended August 31, 2006, cash and cash equivalents decreased by $20.3 million. This decrease is comprised primarily of cash used for the Dataradio and TechnoCom product line acquisitions of $50.5 million net of cash acquired, partially offset by proceeds from new bank borrowings of $30.3 million (net of debt repayments). The cash generated by operating activities of $28,000 in the six months ended August 31, 2006 was net of the payment of $5.4 million of accrued incentives paid by Dataradio to its workforce shortly after the acquisition by CalAmp. These incentives were accrued as an expense in Dataradio's pre-acquisition income statement.

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

     The Company's credit agreement with US Bank was terminated except for $2,875,000 of the line of credit that was reserved for outstanding irrevocable stand-by letters of credit. These letter of credits are secured by restricted cash deposit of $2,875,000 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at August 31, 2006.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of August 31, 2006.

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

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital expenditures and discharge contractual cash obligations over the next 12 months.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At August 31, 2006, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

     The Company has market risk arising from changes in foreign currency exchange rates related to Dataradio's operations in Canada. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on the Company's results of operations or financial position. The Company does not manage its foreign currency exchange rate risk through the use of derivative instruments except for the forward currency exchange contracts that were entered into and closed in May 2006 in connection with the acquisition of Dataradio, which resulted in a gain of $689,000 during the six months ended August 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Exchange Act) as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

      Internal Control Over Financial Reporting

      There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

      A lawsuit was filed against the Company on September 15, 2006 by CN Capital, the seller of the assets of Skybility which the Company acquired in April 2005. The lawsuit contends that the Company owes CN Capital approximately $1.6 million under the earn-out provision of the Skybility Asset Purchase Agreement dated April 18, 2005. The Company believes the lawsuit is without merit and intends to vigorously defend against this action.


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

     At the 2006 Annual Meeting of Stockholders held on July 26, 2006, seven directors stood for reelection to a one year term expiring at the fiscal 2006 Annual Meeting. All seven of the director nominees were reelected. The results of the election of directors are summarized as follows:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   ----------  ----------    ---------
    Richard Gold                   21,144,533     620,500    1,727,641
    Arthur Hausman                 21,139,000     626,033    1,727,641
    A.J. "Bert" Moyer              20,499,928   1,265,105    1,727,641
    Thomas Pardun                  21,326,709     438,324    1,727,641
    Frank Perna, Jr.               21,092,454     672,579    1,727,641
    Thomas Ringer                  21,222,908     542,125    1,727,641
    Fred Sturm                     21,161,113     603,920    1,727,641

    As previously disclosed, director Thomas Ringer, 75, retired from the Board of Directors on September 21, 2006, after serving on the Board for more than 10 years.


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

        October 12, 2006                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)