Form 10-Q
period 2006-11-30
CalAmp Corp.
filed 2007-01-11
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       November 30, 2006
                                          _________________

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

The registrant had 23,557,841 shares of Common Stock outstanding as of December 31, 2006.


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                    November 30, February 28,
                                                        2006         2006
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $ 33,284     $ 45,783
   Accounts receivable, less allowance for
    doubtful accounts of $355 and $203 at November
    30, 2006 and February 28, 2006, respectively        30,274       28,630
   Inventories                                          20,821       18,279
   Deferred income tax assets                            4,139        4,042
   Prepaid expenses and other current assets             8,443        2,502
                                                      --------     --------
          Total current assets                          96,961       99,236
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               6,571        5,438
Deferred income tax assets, less current portion           -          2,344
Goodwill                                                89,835       91,386
Other intangible assets, net                            19,872        5,304
Other assets                                             1,399          638
                                                      --------     --------
                                                      $214,638     $204,346
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,215     $  2,168
   Accounts payable                                     12,820       12,011
   Accrued payroll and employee benefits                 3,431        3,608
   Other accrued liabilities                             4,954        2,763
   Deferred revenue                                      1,313        1,323
                                                      --------     --------
          Total current liabilities                     24,733       21,873
                                                      --------     --------
Long-term debt, less current portion                    32,048        5,511
Deferred income tax liabilities                          7,109          -
Other non-current liabilities                            1,034          853

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 23,507 and 23,204 shares issued
    and outstanding at November 30, 2006 and
    February 28, 2006, respectively                        235          232
   Additional paid-in capital                          138,199      135,022
   Less common stock held in escrow                        -         (2,532)
   Retained earnings                                    12,268       44,188
   Accumulated other comprehensive loss                   (988)        (801)
                                                      --------     --------
          Total stockholders' equity                   149,714      176,109
                                                      --------     --------
                                                      $214,638     $204,346
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                 Three Months Ended       Nine Months Ended
                                     November 30,            November 30,
                                 -------------------     -------------------
                                   2006        2005        2006        2005
                                 -------     -------     -------    --------
Revenues:
  Product sales                  $59,459     $60,889    $158,875    $156,717
  Service revenues                 1,633       3,574       6,464      12,987
                                 -------     -------    --------    --------
    Total revenues                61,092      64,463     165,339     169,704
                                 -------     -------    --------    --------
Cost of revenues:
  Cost of product sales           47,103      45,299     122,043     119,308
  Cost of service revenues         1,287       2,700       5,656       9,819
                                 -------     -------    --------    --------
    Total cost of revenues        48,390      47,999     127,699     129,127
                                 -------     -------    --------    --------
Gross profit                      12,702      16,464      37,640      40,577
                                 -------     -------    --------    --------
Operating expenses:
  Research and development         4,099       2,585      10,456       7,142
  Selling                          2,614       1,914       7,390       5,582
  General and administrative       3,308       2,679       9,638       7,900
  Amortization of intangibles      1,229         403       2,905       1,375
  In-process research and
   development write-off             -           -         6,850         320
  Impairment loss                    -           -        29,848         -
                                 -------     -------    --------    --------

Total operating expenses          11,250       7,581      67,087      22,319
                                 -------     -------    --------    --------

Operating income (loss)            1,452       8,883     (29,447)     18,258
                                 -------     -------    --------    --------
Non-operating income (expense):
  Interest income                    344         289       1,172         653
  Interest expense                  (602)       (127)     (1,469)       (381)
  Other, net                         117         -           871         (41)
                                 -------     -------    --------    --------
                                    (141)        162         574         231
                                 -------     -------    --------    --------
Income (loss) before
  income taxes                     1,311       9,045     (28,873)     18,489

Income tax provision                (415)     (3,606)     (3,047)     (7,392)
                                 -------     -------    --------    --------

Net income (loss)                $   896     $ 5,439    $(31,920)   $ 11,097
                                 =======     =======    ========    ========
Earnings (loss) per share:
  Basic                          $  0.04     $  0.24    $  (1.37)    $  0.49
  Diluted                        $  0.04     $  0.23    $  (1.37)    $  0.48

Shares used in per share
 calculations:
   Basic                          23,414      22,580      23,290      22,520
   Diluted                        23,679      23,592      23,290      23,272

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                         2006          2005
                                                       -------       -------

Cash flows from operating activities:
  Net income (loss)                                   $(31,920)      $11,097
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                        5,027         3,305
    Stock-based compensation expense                     1,614            -
    Stock option income tax benefits                        -            678
    Excess tax benefit from stock-based
     compensation expense                                 (392)           -
    Write-off of in-process research and development     6,850           320
    Impairment loss                                     29,848            -
    Deferred tax assets, net                             3,555         5,431
    Changes in operating assets and liabilities:
      Accounts receivable                                4,410        (9,238)
      Inventories                                        2,517         2,739
      Prepaid expenses and other assets                 (4,122)          867
      Accounts payable                                    (404)       (1,668)
      Accrued payroll and other accrued liabilities     (5,294)        1,088
      Deferred revenue                                     (80)         (273)
    Other                                                   84            16
                                                       -------       -------
Net cash provided by operating activities               11,693        14,362
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                  (2,112)       (1,555)
  Proceeds from sale of property and equipment              16           143
  Acquisition of Dataradio, net of
   cash acquired                                       (48,047)           -
  Acquisition of assets of TechnoCom product line       (2,478)           -
  Proceeds from Vytek escrow fund distribution             480            -
  Acquisition of assets of Skybility                        -         (4,897)
                                                       -------       -------
Net cash used in investing activities                  (52,141)       (6,309)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from debt borrowings                         38,000            -
  Debt repayments                                      (11,416)       (2,178)
  Proceeds from exercise of stock options                1,130         1,282
  Excess tax benefit from stock-based
   compensation expense                                    392            -
                                                       -------       -------
Net cash provided by (used in) financing activities     28,106          (896)
                                                       -------       -------
Effect of exchange rate changes on cash                   (157)           -
                                                       -------       -------
Net change in cash and cash equivalents                (12,499)        7,157
Cash and cash equivalents at beginning of period        45,783        31,048
                                                       -------       -------

Cash and cash equivalents at end of period             $33,284       $38,205
                                                       =======       =======

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED NOVEMBER 30, 2006 and 2005


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications products that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless data communications solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications, and critical infrastructure and process control applications.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2006 fell on February 25, 2006. Fiscal 2007, a 53-week year, will end on March 3, 2007. The actual nine month year-to-date periods ended on December 2, 2006, consisting of 40 weeks of operations, and November 26, 2005, consisting of 39 weeks of operations. The third fiscal quarters ended December 2, 2006 and November 26, 2005 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2006 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 9, 2006.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2006 and its results of operations for the three and nine months ended November 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - RECENT ACQUISITIONS

Dataradio Acquisition
---------------------

     On May 26, 2006, the Company completed the acquisition of Dataradio Inc. ("Dataradio"), a privately held Canadian company. Under the terms of the acquisition agreement dated May 9, 2006, the Company acquired all capital stock of Dataradio for a cash payment of Canadian $60.1 million, or U.S. $54,291,000 at the effective Canadian Dollar (CAD $) to U.S. Dollar exchange rate on May 26, 2006. This acquisition provides the Company with the opportunity to expand its wireless data communications business for public safety and Machine-to-Machine (M2M) applications. It also furthers the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets.

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

     For financial reporting purposes the operations of Dataradio are included in the Company's Products Division business segment. Dataradio's operations are included in the accompanying fiscal 2007 nine month year-to-date consolidated statement of operations for the 27-week period from May 26, 2006 to November 30, 2006.

     Dataradio is currently focused in three primary business lines:
wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation is expected to be completed by the end of the current fiscal year. The preliminary purchase price allocation is as follows (in thousands):


     Purchase price paid in cash                                     $54,291
     Direct costs of acquisition                                         467
                                                                      ------
     Total cost of acquisition                                       $54,758

     Fair value of net assets acquired:
       Current assets                                        $20,115
       Property and equipment                                  1,221
       Intangible assets:
         Developed/core technology                 $6,980
         Customer relationships                     3,750
         Contracts backlog                          1,480
         Tradename                                  3,880
         In-process research and
           development ("IPR&D")                    6,850
                                                    -----
       Total intangible assets                                22,940
       Current liabilities                                    (8,830)
       Deferred tax liabilities, net                          (5,943)
       Long-term liabilities                                    (317)
                                                              ------
     Total fair value of net assets acquired                          29,186
                                                                      ------
     Goodwill                                                        $25,572
                                                                      ======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

* Dataradio is an established provider of radio frequency ("RF") modems and systems for public safety and private network data applications.

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

     The following is supplemental pro forma information presented as if the acquisition of Dataradio had occurred at the beginning of each of the respective periods. The pro forma financial information is not necessarily indicative of what the Company's actual results of operations would have been had Dataradio been included in the Company's consolidated financial statements for all of the three and nine month periods ended November 30, 2006 and 2005. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands, except per share data)

                                Three Months Ended      Three Months Ended
                                 November 30, 2006       November 30, 2005
                               --------------------     -------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                     $ 61,092    $ 61,092      $ 64,463   $ 72,288

  Net income                  $    896    $    896      $  5,439   $  5,346

  Net income per share:
    Basic                     $   0.04     $  0.04      $   0.24   $   0.24
    Diluted                   $   0.04     $  0.04      $   0.23   $   0.23


                                Nine Months Ended        Nine Months Ended
                                November 30, 2006        November 30, 2005
                               --------------------     ------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                     $165,339    $174,775      $169,704   $193,094

  Net income (loss)           $(31,920)   $(25,041)     $ 11,097   $ 10,916

  Net income (loss) per share:
    Basic                     $  (1.37)   $  (1.08)     $   0.49   $   0.48
    Diluted                   $  (1.37)   $  (1.08)     $   0.48   $   0.47

     The pro forma adjustments for the nine months ended November 30, 2006 consist of adding Dataradio's estimated results of operations for the thirteen weeks ended May 26, 2006, because Dataradio is included in the "As reported" amounts for the 27 week period from the May 26, 2006 acquisition date to November 30, 2006. The pro forma adjustments for the nine months ended November 30, 2005 consist of adding Dataradio's results of operations for the nine months ended October 31, 2005.

     The pro forma financial information for both periods presented above reflects the following:

* Additional amortization expense of approximately $746,000 for the three months ended November 30, 2005, and $746,000 and $2,238,000 for the nine months ended November 30, 2006 and 2005, respectively, related to the estimated fair value of identifiable intangible assets from the preliminary purchase price allocation; and

* Additional interest expense and amortization of debt issue costs in the total amount of approximately $494,000 for the three months ended November 30, 2005, and $494,000 and $1,482,000 for the nine months ended November 30, 2006 and 2005, respectively, related to the incremental new bank borrowings to fund part of the Dataradio purchase price.

     The unaudited pro forma financial information above excludes the following material, non-recurring charges or credits recorded by CalAmp or Dataradio in the quarter ended May 31, 2006:

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

     Revenues and cost of sales generated by the MRM product line are included in the accompanying fiscal 2007 nine month year-to-date consolidated statement of operations for the 27 week period from May 26, 2006 to November 30, 2006.

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
                                                              ======

     The negative goodwill of $82,000 is included in Other Accrued Liabilities in the consolidated balance sheet at November 30, 2006. Pro forma information on this acquisition has not been provided because the effects are not material to the Company's quarterly and year-to-date consolidated financial statements.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                           November 30,   February 28,
                                               2006            2006
                                              ------         -------
       Raw materials                         $17,686         $14,375
       Work in process                           737             380
       Finished goods                          2,398           3,524
                                             -------         -------
                                             $20,821         $18,279
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill of each reporting unit during the nine months ended November 30, 2006 are as follows (in thousands):

                                  Products   Solutions
                                  Division   Division	      Total
                                  --------   ---------    ---------
Balance as of February 28, 2006   $ 57,785    $ 33,601     $ 91,386
Distribution of escrow shares
 as additional purchase price
 for the 2004 Vytek acquisition      1,052       1,000        2,052
Goodwill associated
 with Dataradio acquisition         25,572          -        25,572
Impairment writedown                   -       (29,012)     (29,012)
Other changes                          -          (163)        (163)
                                  --------   ---------     --------
Balance as of November 30, 2006   $ 84,409    $  5,426     $ 89,835
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

      Other intangible assets are comprised as follows (in thousands):

                            November 30, 2006           February 28, 2006
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.           Gross     Accum.
               zation    Carrying   Amorti-         Carrying   Amorti-
               Period     Amount    zation    Net    Amount    zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5-7 yrs. $12,992   $3,304  $ 9,688   $5,032   $1,561   $3,471
Customer
 relationships  5-7 yrs.   6,680    1,602    5,078    2,120      601    1,519
Contracts
 backlog        1 yr.      1,790      931      859       -        -        -
Covenants not
 to compete     4-5 yrs.     491      124      367      321       57      264
Licensing right 2 yrs.       200      200       -       200      150       50
Tradename         N/A      3,880       -     3,880       -        -        -
                         -------   ------  -------   ------   ------   ------
                         $26,033   $6,161  $19,872   $7,673   $2,369   $5,304
                         =======   ======  =======   ======   ======   ======

     Intangible asset amortization expense for the three months ended November 30, 2006 and 2005 was $1,229,000 and $428,000, respectively, and was $2,955,000 and $1,451,000, respectively, for the nine month periods then ended. Of these amounts, amortization included in cost of revenues for the three months ended November 30, 2006 and 2005 was $-0- and $25,000, respectively, and was $50,000 and $76,000, respectively, for the nine month periods then ended. Remaining amortization expense is included in operating expenses.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:

                 2007 (remainder)  $1,229,000
                 2008              $3,542,000
                 2009              $3,130,000
                 2010              $2,578,000
                 2011              $1,996,000
                 Thereafter        $3,517,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility

     On May 26, 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company borrowed $35 million under the term loan and $3 million under the line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank National Association ("US Bank") and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition as described in Note 2. In the third quarter ended November 30, 2006, the Company made a principal repayment of $750,000 on the term loan and repaid in full the $3,000,000 principal balance of the line of credit. At November 30, 2006, $1,375,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The term loan principal is payable in quarterly installments on the last day of March, June, September and December in each year commencing on March 31, 2007 with a final payment of $8,563,000 on May 26, 2011. The maturity date of the line of credit is also May 26, 2011. Scheduled principal payments by fiscal year are as follows:

     Fiscal Year           Term Loan
     -----------           ---------
       2008              $ 2,936,000
       2009                4,893,000
       2010                6,850,000
       2011                8,807,000
       2012               10,764,000
                          ----------
                         $34,250,000
                         ===========

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

     The Credit Agreement contains certain financial covenants and ratios that the Company is required to maintain, including: a total Leverage Ratio of not more than 2.75; total stockholders' equity of not less than the sum of (i) $140,887,000, (ii) 50% of net income for each fiscal year (excluding years with net losses) and (iii) 50% of net cash proceeds from any issuance of equity; and a fixed charge coverage ratio (earnings before interest, taxes, depreciation and other noncash charges to fixed charges) of not less than 1.50.

     The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments. The Credit Agreement also contains certain events of default, including the failure to make timely payments under the Credit Agreement or other material indebtedness and the failure to adhere to certain covenants, that would permit the bank to accelerate borrowings under the Credit Agreement in the event that a default were to occur and not be cured within applicable grace periods.

     The Company's credit agreement with US Bank was terminated except for $1,000,000 of the line of credit that is reserved for an outstanding irrevocable stand-by letter of credit. This letter of credit is secured by a restricted cash deposit of $1,000,000 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at November 30, 2006.

Other long-term debt

     The Company has capital lease obligations of $13,000 at November 30, 2006 which are classified as current at that date.

Contractual cash obligations

     The Company's contractual cash obligations as of November 30, 2006 are summarized as follows (in thousands):

                          Future Cash Payments Due by Fiscal Year
                     ----------------------------------------------
  Contractual         2007                                   There-
  Obligations    (remainder)  2008    2009    2010    2011   after    Total
---------------      ------  ------  ------  ------  ------  ------  ------

Debt principal     $  -      $2,936  $4,893  $6,850  $8,807 $10,764 $34,250
Capital leases           6        9                                      15
Operating leases       607    2,238   2,004   1,451   1,433     288   8,021
Purchase
 obligations        25,581    2,374      34     -       -       -    27,989
                   -------   ------  ------  ------ -------  ------- ------
Total contractual
 cash obligations  $26,194   $7,557  $6,931  $8,301 $10,240 $11,052 $70,275
                   =======   ======  ======  ====== ======= ======= =======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.


Note 6 - INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

     At November 30, 2006, the Company had an aggregate deferred tax credit balance of $2,970,000. The current portion of this amount is a deferred tax asset of $4,139,000 and the noncurrent portion is a deferred tax liability of $7,109,000. The noncurrent portion of deferred income taxes is comprised primarily of (i) a deferred tax liability of $5,035,000 at November 30, 2006 that resulted from the purchase price allocation accounting for the intangible assets of Dataradio and (ii) a deferred tax liability of $2,755,000 related to goodwill arising from certain acquisitions in prior years that is amortizable for income tax purposes but not for financial reporting purposes.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. At November 30, 2006, the Company has a deferred tax asset valuation allowance of $1,841,000 relating to the assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance at November 30, 2006 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The effective income tax rate was (10.6%) and 40.0% in the nine months ended November 30, 2006 and 2005, respectively. Excluding the items that are not deductible in computing the book-basis income tax provision (goodwill impairment loss of $29,012,000 and IPR&D write-off of $6,850,000), the effective income tax rate for the nine months ended November 30, 2006 was 43.6%.


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

     The calculation of weighted average shares used in the computation of basic and diluted earnings per share is summarized as follows (in thousands):

                                   Three months ended    Nine months ended
                                      November 30,           November 30,
                                    ----------------      ----------------
                                     2006      2005        2006      2005
                                    ------    ------      ------    ------
 Basic weighted average number
  of common shares outstanding      23,414    22,580      23,290    22,520

 Effect of dilutive securities:
  Stock options                        265       787         -         584
  Shares held in escrow                -         225         -         168
                                    ------    ------      ------    ------
 Diluted weighted average number
  of common shares outstanding      23,679    23,592      23,290    23,272
                                    ======    ======      ======    ======

     Options outstanding at November 30, 2006 were excluded from the computation of diluted earnings per share for the nine months then ended because the Company reported a year-to-date net loss and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 8 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three and nine months ended November 30, 2006 and 2005 (in thousands):
                                     Three months ended    Nine months ended
                                        November 30,          November 30,
                                      ----------------      ----------------
                                       2006      2005        2006      2005
                                      ------    ------      ------    ------
 Net income (loss)                    $  896    $5,439    $(31,920)  $11,097

 Foreign currency translation
   adjustment                           (189)       -         (187)       -
                                      ------    ------      ------    ------
 Comprehensive income (loss)          $  707    $5,439    $(32,107)  $11,097
                                      ======    ======      ======    ======


Note 9 - STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123R required additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R at the beginning of the fiscal 2007 first quarter ended May 31, 2006.

     The Company adopted SFAS No. 123R under the modified prospective application. Accordingly, periods prior to fiscal 2007 have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption of SFAS No. 123R and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company's stock-based compensation relates to stock options awarded to employees and directors and restricted stock awarded to directors.

     In the financial statements of periods prior to fiscal 2007, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As a result of adopting SFAS No. 123R, $392,000 of such excess tax benefits have been classified as a financing cash inflow in the accompanying consolidated statement of cash flows for the nine months ended November 30, 2006.

     Prior to the first quarter of fiscal 2007, the Company applied the provisions of APB No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123."

     The following table details the effect on net income and earnings per share assuming compensation expense had been recorded in the consolidated statement of operations during fiscal 2006 using the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation". Amounts are shown in thousands except per share amounts.
                                           Three months     Nine months
                                              ended           ended
                                           November 30,     November 30,
                                              2005             2005
                                             ------           ------

  Net income as reported                     $5,439          $11,097

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                 (273)            (843)
                                              -----           ------
  Pro forma net income                       $5,166          $10,254
                                              =====           ======
  Earnings per share:
     Basic -
       As reported                           $ 0.24           $ 0.49
       Pro forma                             $ 0.23           $ 0.46

     Diluted -
       As reported                           $ 0.23           $ 0.48
       Pro forma                             $ 0.22           $ 0.44

     Stock-based compensation expense for the three and nine months ended November 30, 2006 was $541,000 and $1,614,000, respectively. Such expense is included in the following captions of the consolidated statement of operations:
                                           Three months      Nine months
                                               ended            ended
                                            November 30,     November 30,
                                               2006             2006
                                              ------           ------

    Cost of revenues                         $   39            $  112
    Research and development                     55               166
    Selling                                      65               191
    General and administrative                  382             1,145
                                             ------            ------
                                             $  541            $1,614
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

                                                       Nine months
                                                    ended November 30,
            Black-Scholes                         -------------------
       Valuation Assumptions (1)                   2006         2005
      -------------------------                   ------       ------
      Expected life (years) (2)                     6.0          5.0
      Expected volatility (3)                     69%-81%      84%-95%
      Risk-free interest rates (4)               4.6%-5.2%    3.9%-4.3%
      Expected dividend yield                        0%           0%

(1) Beginning on the date of adoption of SFAS No. 123R, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.
(2) The expected life of stock options is estimated based on historical experience.
(3) The expected volatility is estimated based on historical volatility of the Company's stock price.
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     Changes in the Company's outstanding stock options for the nine months ended November 30, 2006 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                     Number of        Average
                                      Options      Exercise Price
                                     --------        --------
Outstanding at February 28, 2006      2,623           $10.09
Granted                                 667            12.23
Exercised                              (273)            4.14
Forfeited or expired                   (459)           16.16
                                      -----
Outstanding at November 30, 2006      2,558           $10.19
                                      =====
Exercisable at November 30, 2006      1,418           $10.95
                                      =====

      The weighted average fair value for the stock options granted during the nine months ended November 30, 2006 was $8.63. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of November 30, 2006 was 6.9 years and $3.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of November 30, 2006 was 5.3 years and $2.5 million, respectively. The total intrinsic value for stock options exercised during the nine months ended November 30, 2006 was $1,185,000. Net cash proceeds from the exercise of stock options for the nine months ended November 30, 2006 was $1,130,000 and the associated income tax benefit was $457,000 for that same time period.

     Changes in the shares of the Company's nonvested restricted stock during the nine months ended November 30, 2006 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                     Number of        Average
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2006         -            $   -
Granted                                  24             6.51
Vested                                   -                -
Forfeited                                (4)            6.51
                                      -----
Outstanding at November 30, 2006         20           $ 6.51
                                      =====

     As of November 30, 2006, there was $6.6 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.9 years.


Note 10 - CONCENTRATION OF RISK

     Because the Company's principal business, DBS outdoor customer premise equipment, involves the sale of products into a market dominated by two large service providers, a significant percentage of consolidated revenue and consolidated accounts receivable relate to a small number of customers. Sales to customers which accounted for 10% or more of consolidated sales for the three and nine months ended November 30, 2006 or 2005, as a percent of consolidated revenue, are as follows:

                          Three months ended     Nine months ended
                             November 30,          November 30,
                           ----------------      ----------------
             Customer       2006      2005        2006      2005
             --------      ------    ------      ------    ------
                A           53.4%     56.6%       52.3%     57.0%
                B           17.3%     12.6%       14.7%     12.0%


     Accounts receivable from these customers as a percent of consolidated net accounts receivable are as follows:

                            Nov. 30,   Feb. 28,
                             2006       2006
                            ------     ------
                A            46.3%      40.1%
                B            10.2%      19.2%

Customers A and B are customers of the Company's Products Division.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The warranty liability is included in Other Accrued Liabilities in the accompanying consolidated balance sheets. Activity in the warranty liability for the nine months ended November 30, 2006 and 2005 is as follows (in thousands):

                                      Nine months ended
                                         November 30,
                                      -----------------
                                       2006       2005
                                      ------     ------
      Balance at beginning of period   $477       $746
      Charged to costs and expenses     936        401
      Deductions                       (852)      (336)
                                       ----       ----
      Balance at end of period         $561       $811
                                       ====       ====

Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Nine months ended
                                         November 30,
                                      -------------------
                                       2006         2005
                                      ------       ------
Interest paid                        $1,383         $ 362
Income taxes paid (net
  refunds received)                  $  153         $ 644


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                        Nine months ended
                                          November 30,
                                      -------------------
                                       2006         2005
                                      ------       ------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition              $ 2,052       $   -

Fair value of common stock
 received as consideration
 from the sale of assets                 -         $  190

Sale of common stock held in escrow
 to pay for the legal fees of the
 Vytek Stockholder Representative        -         $   16


Note 13 - SEGMENT INFORMATION

     Segment information for the three and nine months ended November 30, 2006 and 2005 is as follows (dollars in thousands):

                     Three months ended                           Three months ended
                      November 30, 2006                            November 30, 2005
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate   Total     Division   Division  Corporate  Total
             -------    ------     -------    -----      -------    ------    -------   -----
Revenues:
  Products    $59,013   $   446             $59,459     $59,565   $  1,324             $60,889
  Services        471     1,162               1,633         -        3,574               3,574
               ------     -----              ------      ------      -----              ------
  Total       $59,484   $ 1,608             $61,092     $59,565   $  4,898             $64,463
               ======     =====              ======      ======      =====              ======

Gross profit:
  Products    $11,983   $   373             $12,356     $14,441   $  1,149             $15,590
  Services         -        346                 346         -          874                 874
               ------     -----              ------      ------      -----              ------
  Total       $11,983   $   719             $12,702     $14,441   $  2,023             $16,464
               ======     =====              ======      ======      =====              ======

Gross margin:
  Products       20.3%     83.6%               20.8%       24.2%      86.8%               25.6%
  Services         - %     29.8%               21.2%         -        24.5%               24.5%
  Total          20.1%     44.7%               20.8%       24.2%      41.3%               25.5%

Operating
 income
 (loss)       $ 3,819   $  (779)  $(1,588)  $ 1,452     $10,406   $   (373)  $(1,150)  $ 8,883
               ======     =====     =====    ======      ======      =====     =====    ======

                      Nine months ended                            Nine months ended
                      November 30, 2006                            November 30, 2005
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             -------    ------     -------   -----      -------    ------     -------   -----
Revenues:
  Products   $156,516  $  2,359             $158,875   $153,331   $  3,386            $156,717
  Services      1,268     5,196                6,464        -       12,987              12,987
              -------   -------              -------    -------     ------             -------
  Total      $157,784  $  7,555             $165,339   $153,331   $ 16,373            $169,704
              =======   =======              =======    =======     ======             =======

Gross profit:
  Products   $ 34,661  $  2,171             $ 36,832   $ 34,975   $  2,434            $ 37,409
  Services         53       755                  808        -        3,168               3,168
              -------    ------              -------    -------     ------             -------
  Total      $ 34,714  $  2,926             $ 37,640   $ 34,975   $  5,602            $ 40,577
              =======    ======              =======    =======     ======             =======

Gross margin:
  Products       22.1%     92.0%               23.2%       22.8%      71.9%               23.9%
  Services        4.2%     14.5%               12.5%         -        24.4%               24.4%
  Total          22.0%     38.7%               22.8%       22.8%      34.2%               23.9%

Operating
 income
 (loss)      $  7,336  $(32,384)  $(4,399)  $(29,447)  $ 23,453   $(2,029)   $(3,166) $ 18,258
              =======    ======     =====    =======    =======     ======     =====   =======

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


Note 14 - COMMITMENTS AND CONTINGENCIES

     The Company leases a building in Oxnard, California that houses its corporate office and its principal manufacturing plant under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases facilities in San Diego, Oakland, Atlanta, Minnesota (two locations), Montreal and a small office in France. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future payments under operating lease commitments is included in the contractual cash obligations table in Note 5.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 67% of the Company's total revenue for the nine months ended November 30, 2006 and 57% of the Company's accounts receivable balance as of November 30, 2006. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Deferred Income Tax Valuation Allowance

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets on a quarterly basis, and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

     At November 30, 2006, the Company had an aggregate deferred tax credit balance of $2,970,000. The current portion of this amount is a deferred tax asset of $4,139,000 and the noncurrent portion is a deferred tax liability of $7,109,000. The noncurrent portion of deferred income taxes is comprised primarily of (i) a deferred tax liability of $5,035,000 at November 30, 2006 that resulted from the purchase price allocation accounting for the intangible assets of Dataradio and (ii) a deferred tax liability of $2,755,000 related to goodwill arising from certain acquisitions in prior years that is amortizable for income tax purposes but not for financial reporting purposes.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. At November 30, 2006, the Company has a deferred tax asset valuation allowance of $1,841,000 relating to the assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance at November 30, 2006 is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

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

     As further described in Note 4 to the accompanying consolidated financial statements, the Company tested its Solutions Division goodwill for impairment as of April 30, 2006, which indicated that there was an impairment as of that date. As a result of this test, the Company recorded impairment losses on goodwill and other intangible assets of $29,012,000 and $836,000, respectively, in the nine months ended November 30, 2006.


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


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2006 fell on February 25, 2006. Fiscal 2007, a 53-week year, will end on March 3, 2007. The actual nine month year-to-date periods ended on December 2, 2006, consisting of 40 weeks of operations, and November 26, 2005, consisting of 39 weeks of operations. The third fiscal quarters ended December 2, 2006 and November 26, 2005 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2006 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.


Overview:

     CalAmp is a provider of wireless communications products that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is the leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless data communications solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications, and critical infrastructure and process control applications.

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., for incorporation into complete subscription satellite television systems. The Company sells its other wireless access products directly to system operators as well as through distributors and system integrators.

     On May 26, 2006 the Company acquired privately held Dataradio Inc., a leading supplier of proprietary advanced wireless data systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. Dataradio has a diversified customer base with no single customer accounting for more than 10% of Dataradio's total revenue. Dataradio has approximately 175 employees in facilities located in Montreal, Minnesota and Georgia. The Dataradio acquisition expands CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. Dataradio's results of operations are included in CalAmp's results of operations for the nine months ended November 30, 2006 for a 27 week period, during which Dataradio generated revenue of $14.9 million and gross profit of $7.5 million. In connection with the acquisition of Dataradio the Company recorded a charge of $6,850,000 to write-off in-process research and development of the acquired business pursuant to the preliminary purchase price allocation.

     Also on May 26, 2006, the Company acquired the mobile-resource management
(MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues exceeding $3,100,000 during the 12-month period following the acquisition. This product line, which is used to help track fleets of cars and trucks, generated approximately $4 million in revenue in the 12-month period ended April 30, 2006. Sales of the MRM product line are included in CalAmp's results of operations for the nine months ended November 30, 2006 for a 27 week period, during which this product line contributed sales of $2.2 million and gross profit of $0.9 million.

     The Vytek acquisition in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and Products Division because both divisions were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division. As a result of the latest annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an impairment of goodwill, and accordingly, an impairment charge was recorded in the amount of $29,012,000 in the nine months ended November 30, 2006. In addition, the Company recorded an $836,000 impairment charge related to the other intangible assets arising from the Vytek acquisition. The impairment charges reflect the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

     At the consolidated level, the Company's revenue consists principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 71% and 78% of consolidated revenue in the nine months ended November 30, 2006 and 2005, respectively. The DBS system operators have approximately 27% share of the total subscription television market in the U.S. In calendar 2005, the size of the U.S. DBS market was estimated by industry analysts to have grown by 9% from 24.8 million subscribers to approximately 27.1 million subscribers at December 31, 2005.

     The demand for the Company's products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

 * the timing, rescheduling or cancellation of customer orders in the Company's DBS business and the Company's ability, as well as the ability of its customers, to manage inventory;

 * the rate of growth in the overall subscriber base in the U.S. DBS
   Market;

 * the economic and market conditions in wireless communications markets;

 * the Company's ability to specify, develop or acquire, complete, introduce, market and transition to volume production of new products and technologies in a timely manner;

 * the rate at which the Company's present and future customers and end-users adopt the Company's products and technologies in its target markets; and

 * the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of the Company's products.

     For these and other reasons, the Company's net revenue in the interim nine month period of fiscal year 2007 may not necessarily be indicative of future periods' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

                                  REVENUE BY SEGMENT

           Three months ended November 30,   Nine months ended November 30,
           -------------------------------  --------------------------------
                2006             2005             2006             2005
           --------------   --------------  --------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----  --------  -----   -------- -----

Products   $59,484   97.4%  $59,565   92.4% $157,784   95.4%  $153,331  90.4%
Solutions    1,608    2.6%    4,898    7.6%    7,555    4.6%    16,373   9.6%
           -------  -----   -------  -----  --------  -----   -------- -----
Total      $61,092  100.0%  $64,463  100.0% $165,339  100.0%  $169,704 100.0%
           =======  =====   =======  =====  ========  =====   ======== =====

                               GROSS PROFIT BY SEGMENT

            Three months ended November 30,   Nine months ended November 30,
           -------------------------------   -------------------------------
                2006             2005             2006             2005
           --------------   --------------   -------------    --------------
                    % of             % of             % of             % of
 Division   $000s   Total    $000s   Total    $000s   Total    $000s   Total
---------  -------  -----   -------  -----   -------  -----   -------  -----

Products   $11,983   94.3%  $14,441   87.7%  $34,714   92.2%  $34,975   86.2%
Solutions      719    5.7%    2,023   12.3%    2,926    7.8%    5,602   13.8%
           -------  -----   -------  -----   -------  -----   -------  -----
Total      $12,702  100.0%  $16,464  100.0%  $37,640  100.0%  $40,577  100.0%
           =======  =====   =======  =====   =======  =====   =======  =====

                          OPERATING INCOME (LOSS) BY SEGMENT

            Three months ended November 30,   Nine months ended November 30,
           --------------------------------  --------------------------------
                2006             2005             2006             2005
           ---------------- ---------------  ---------------  ---------------
                     % of             % of             % of            % of
                     Total            Total            Total           Total
 Division   $000s   Revenue  $000s   Revenue  $000s   Revenue  $000s  Revenue
---------  -------  ------- -------  ------- -------  ------- ------- -------

Products   $ 3,819    6.3%  $10,406   16.1% $  7,336    4.4%  $23,453  13.8%
Solutions     (779)  (1.3%)    (373)  (0.6%) (32,384) (19.5%)  (2,029) (1.2%)
Corporate
 expenses   (1,588)  (2.6%)  (1,150)  (1.7%)  (4,399)  (2.7%)  (3,166) (1.8%)
           -------  ------  -------  ------  -------  ------  -------  -----
Total      $ 1,452    2.4%  $ 8,883   13.8% $(29,447) (17.8%) $18,258  10.8%
           =======  ======  =======  ======  =======  ======  =======  =====

     The Products Division operating loss in the nine months ended November 30, 2006 includes a charge of $6,850,000 to write-off in-process research and development costs associated with the Dataradio acquisition. The Solutions Division operating loss in the nine months ended November 30, 2006 includes the goodwill impairment charge of $29,012,000 and intangible assets impairment charge of $836,000 as discussed above.

     Revenue

     Products Division revenue decreased $81,000, or 0.1%, to $59,484,000 in the three months ended November 30, 2006 from $59,565,000 for the same period in the previous fiscal year. Revenues from sale of satellite products in the latest quarter declined by $6,171,000, or 12%, from the third quarter of last year, and sales of other wireless products and services also decreased by $2,398,000 year-over-year. These decreases were partially offset by the inclusion in the latest quarter of Dataradio and the TechnoCom MRM product line which contributed revenues of $7,373,000 and $1,115,000, respectively.

     For the nine months ended November 30, 2006, Products Division revenue increased $4,453,000, or 3%, to $157,784,000 from $153,331,000 in the same period of the prior year. The recently acquired operations of Dataradio and the TechnoCom MRM product line contributed revenues of $14,886,000 and $2,249,000, respectively, for the 27 week period from date of acquisition to November 30, 2006. Revenues from the sale of satellite products declined by $14,478,000, or 11%, while sales of other wireless products and services increased by $1,796,000 year-over-year.

     Revenue of the Solutions Division decreased 67% from $4,898,000 in the quarter ended November 30, 2005 to $1,608,000 in the quarter ended November 30, 2006. For the nine months ended November 30, 2006, Solutions Division revenue decreased $8,818,000, or 54%, from the same period of the prior year. These revenue decreases are primarily the result of the loss of key customers in the Solutions Division's information technology professional consulting business which led to management's decision to exit this business at the end of first quarter of fiscal 2007. Revenue of the Solutions Division for the nine months ended November 30, 2006 is less than 10% of the Company's consolidated revenue.

     Gross Profit and Gross Margins

     Products Division gross profit decreased $2,458,000, or 17%, in the third quarter of fiscal 2007 from the same period of the prior year. This decrease is the net result of a decrease of $6.4 million in the gross profit of the Products Division excluding the operating results of Dataradio and the TechnoCom product line (hereinafter referred to as the "Pre-existing Products Division") and the gross profit contribution of $3.9 million from Dataradio and the TechnoCom product line, both of which were acquired during the fiscal 2007 first quarter. For the nine months ended November 30, 2006, Products Division gross profit decreased $261,000, or 0.7%, from the same period of last year. The gross profit decrease in the latest nine month period compared to the prior year is the net result of a decrease of $8.6 million in the gross profit of the Pre-existing Products Division and the gross profit contribution of Dataradio and the TechnoCom product line of $8.3 million for the 27 week period from the date of acquisition to November 30, 2006.

     The Products Division gross margin in the three months ended November 30, 2006 and 2005 was 20.1% and 24.2%, respectively. In the three months ended November 30, 2006, Dataradio and the TechnoCom product line generated an aggregate gross margin of 46% and the Pre-existing Products Division generated a gross margin of 16%. The decline in gross margin of the Pre-existing Products Division is primarily the result of higher freight costs and lower margins on final shipments of end-of-life DBS products. The freight cost for incoming materials was about $2 million higher in the third quarter compared to the same quarter of last year. The Company made the decision to incur higher freight costs to expedite incoming materials in response to supply chain disruptions and demand volatility in order to meet customer requirements. The Company expects that the higher level of freight costs will persist through much of the fourth quarter until the supply pipeline for new DBS products has been filled.

     Solutions Division gross profit decreased 64% from $2,023,000 in the third quarter of last year to $719,000 in the latest quarter. For the nine months ended November 30, 2006, Solutions Division gross profit decreased $2,676,000, or 48%, from the same period of last year. The decline in gross profit is primarily attributable to the decline in Solutions Division revenue.

     The Solutions Division gross margin in the three months ended November 30, 2006 and 2005 was 44.7% and 41.3%, respectively. This increase is primarily due to a change in revenue mix.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense ("R&D") increased by $1,514,000 to $4,099,000 in the third quarter of fiscal 2007 from $2,585,000 last year. For the nine month year-to-date periods, R&D expense increased $3,314,000 from $7,142,000 last year to $10,456,000 this year. Dataradio's R&D expense accounted for most of these increases.

     Consolidated selling expenses increased by $700,000 to $2,614,000 in the third quarter this year from $1,914,000 last year. For the nine month year-to-date periods, selling expenses increased by $1,808,000 from $5,582,000 last year to $7,390,000 this year. These increases are primarily due to the inclusion of Dataradio's selling expenses, partially offset by reduced selling expenses of the Solutions Division. The Solutions Division's selling expenses for the three and nine months ended November 30, 2006 were lower than last year by $600,000 and $800,000, respectively. Dataradio's selling expenses for the three and nine months ended November 30, 2006 were $1.4 million and $2.9 million, respectively. Dataradio's operations are included for 27 weeks of the Company's nine month period ended November 30, 2006.

     Consolidated general and administrative expenses ("G&A") increased by 23% from $2,679,000 in the third quarter of last year to $3,308,000 in the third quarter of this year. Stock-based compensation expense included in G&A accounted for $382,000 of the increase and Dataradio's G&A expenses accounted for $483,000 of the increase. For the nine month year-to-date periods, G&A expenses increased $1,738,000 from $7,900,000 last year to $9,638,000 this year. Stock-based compensation expense included in G&A accounted for $1,145,000 of the increase and Dataradio's G&A expenses accounted for $972,000 of the increase.

     Amortization of intangibles increased from $403,000 in the third quarter of last year to $1,229,000 in the third quarter of this year. For the nine month year-to-date periods, amortization increased $1,530,000 from $1,375,000 last year to $2,905,000 this year. The increases were primarily attributable to amortization expense on identifiable intangible assets from the acquisitions of Dataradio and the TechnoCom product line.

     The IPR&D write-off increased to $6,850,000 in the nine months ended November 30, 2006 from $320,000 last year. Last year's IPR&D write-off was related to the acquisition of Skybility and this year's IPR&D write-off was related to the acquisition of Dataradio.

     The impairment loss totaling $29,848,000 recorded in the nine months ended November 30, 2006 was the result of the annual goodwill impairment test for the Solutions Division, as discussed above in the "Overview" section.

     Operating Income (Loss)

     Operating income in the three months ended November 30, 2006 was $1,452,000, compared to operating income of $8,883,000 in the three months ended November 30, 2005. This decrease in operating income is primarily attributable to the decline in gross profit of the Pre-existing Products Division from 24% in the third quarter of last year to 16% in the latest quarter. Also contributing to the operating income decrease was higher intangible asset amortization expense of $826,000 in the latest quarter compared to the prior year, and stock-based compensation expense of $541,000 in the latest quarter as a result of adopting SFAS No. 123R at the beginning of the current year.

     The operating loss in the nine months ended November 30, 2006 was $29,447,000, compared to operating income of $18,258,000 in the nine months ended November 30, 2005. The operating loss is attributable to the $6,850,000 write-off of IPR&D associated with the Dataradio acquisition and the Solutions Division's goodwill and intangible assets impairment losses totaling $29,848,000.

     Non-Operating Income (Expense), Net

     Non-operating expense in the three months ended November 30, 2006 was $141,000, compared to non-operating income of $162,000 in the three months ended November 30, 2005. The decrease in nonoperating income was due to higher interest expense resulting from the new bank borrowing as described in Note 5 to the accompanying unaudited consolidated financial statements.

     Non-operating income in the nine months ended November 30, 2006 was $574,000, compared to non-operating income of $231,000 in the nine months ended November 30, 2005. This increase is primarily attributable to a gain of $689,000 realized on foreign currency hedging activities in connection with the acquisition of Dataradio, for which the purchase price was denominated in Canadian dollars. Interest income was $519,000 higher in the latest quarter compared to the same period last year due to higher average cash balances and higher interest rates this year. These increases in non-operating income were partially offset by higher interest expense of $1,088,000 due to higher interest expense resulting from the new bank borrowing as described in Note 5 to the accompanying unaudited consolidated financial statements.


     Income Tax Provision

     The effective income tax rate was (10.6%) and 40.0% in the nine months ended November 30, 2006 and 2005, respectively. Excluding the items that are not deductible in computing book-basis income tax expense (goodwill impairment loss of $29,012,000 and IPR&D write-off of $6,850,000), the effective income tax rate for the nine months ended November 30, 2006 was 43.6%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $33,284,000 at November 30, 2006, and its $10 million working capital line of credit with a bank, as further described below. During the nine months ended November 30, 2006, cash and cash equivalents decreased by $12.5 million. This decrease is comprised primarily of cash used for the Dataradio and TechnoCom product line acquisitions of $50.5 million net of cash acquired, partially offset by proceeds from new bank borrowings of $26.6 million (net of debt repayments). The cash generated by operating activities of $11.7 million in the nine months ended November 30, 2006 was net of a payment of $5.4 million of accrued incentives paid by Dataradio to its workforce shortly after the acquisition by CalAmp. These incentives were accrued as an expense in Dataradio's pre-acquisition income statement.

     On May 26, 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company borrowed $35 million under the term loan and $3 million under the line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank National Association ("US Bank") and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition as described in Note 2. In the third quarter ended November 30, 2006, the Company made a principal repayment of $750,000 on the term loan and repaid in full the $3,000,000 principal balance of the line of credit. At November 30, 2006, $1,375,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit. The term loan principal is payable in quarterly installments on the last day of March, June, September and December in each year commencing on March 31, 2007 with a final payment of $8,563,000 on May 26, 2011. The maturity date of the line of credit is also May 26, 2011.

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

     The Credit Agreement contains certain financial covenants and ratios that the Company is required to maintain, including: a total Leverage Ratio of not more than 2.75; total stockholders' equity of not less than the sum of (i) $140,887,000, (ii) 50% of net income for each fiscal year (excluding years with net losses) and (iii) 50% of net cash proceeds from any issuance of equity; and a fixed charge coverage ratio (earnings before interest, taxes, depreciation and other noncash charges to fixed charges) of not less than 1.50.

     The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments. The Credit Agreement also contains certain events of default, including the failure to make timely payments under the Credit Agreement or other material indebtedness and the failure to adhere to certain covenants, that would permit the bank to accelerate borrowings under the Credit Agreement in the event that a default were to occur and not be cured within applicable grace periods.

     The Company's credit agreement with US Bank was terminated except for $1,000,000 of the line of credit that is reserved for an outstanding irrevocable stand-by letter of credit. This letter of credit is secured by a restricted cash deposit of $1,000,000 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at November 30, 2006.

     See Note 5 to the accompanying consolidated financial statements for a summary of the Company's contractual cash obligations as of November 30, 2006.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. Although the acquisition of Dataradio has increased the Company's exposure to changes in foreign currency exchange rates, the Company believes that fiscal 2007 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales will continue to be to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.

     The Company believes that cash flow from operations, together with amounts available under its working capital line of credit, are sufficient to support operations, fund capital expenditures and discharge contractual cash obligations over the next 12 months.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's success at integrating its acquired businesses, and other risks and uncertainties that are set forth under the "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2006. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At November 30, 2006, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

     The Company has market risk arising from changes in foreign currency exchange rates related to Dataradio's operations in Canada. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on the Company's results of operations or financial position. The Company does not manage its foreign currency exchange rate risk through the use of derivative instruments except for the forward currency exchange contracts that were entered into and closed in May 2006 in connection with the acquisition of Dataradio, which resulted in a gain of $689,000 in that month.

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

     The FCC and Industry Canada may be slow in adopting new regulations allowing private wireless networks to deliver higher data rates in licensed frequency bands for public safety applications. This could adversely affect demand for private networks as traditional private network users may opt for public network connections for all or part of their wireless communication needs. This could have a material adverse effect on the Company's business, results of operations and financial condition since Dataradio's products are used in private networks but not public networks.



ITEM 6.   EXHIBITS

         Exhibit 10.1 - First Amendment entered into as of December 18,
                        2006 to Credit Agreement dated May 26, 2006
                        between CalAmp Corp. and Bank of Montreal (1)

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


        January 11, 2007                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)