Form 10-K
period 2007-03-03
CalAmp Corp.
filed 2007-05-17
CIK 730255

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                 FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF  1934

                     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007


                    COMMISSION FILE NUMBER:   0-12182
                              ________________

                                CALAMP CORP.
               (Exact name of Registrant as specified in its Charter)

          Delaware                                            95-3647070
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

 1401 N. Rice Avenue
 Oxnard, California                                             93030
(Address of principal executive offices)                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 987-9000
                             ________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE

               None                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
       $.01 par value Common Stock      Nasdaq Global Select Market
	      (Title of Class)      (Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2006 was approximately $149,259,000. As of May 1, 2007, there were 23,626,466 shares of the
Company's common stock  outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 1, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., is a provider of wireless communications products that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is a leading supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless data communication solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications and critical infrastructure and process control applications.

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., for incorporation into complete subscription satellite television systems. The Company sells its other wireless access products directly to system operators as well as through distributors and system integrators.

     On May 26, 2006 the Company acquired privately held Dataradio Inc., a leading supplier of proprietary advanced mobile and fixed wireless data communication systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. Dataradio has a diversified customer base with no single customer accounting for more than 10% of Dataradio's total revenue. Dataradio has approximately 175 employees in facilities located in Montreal, Minnesota and Georgia. The Dataradio acquisition expanded CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. Dataradio's results of operations are included in CalAmp's fiscal 2007 results of operations for the 40-week period from the date of acquisition through the end of fiscal 2007, during which Dataradio generated revenue of $22.8 million and gross profit of $11.6 million. In connection with the acquisition of Dataradio, the Company recorded a charge of $6,850,000 to write-off in-process research and development costs of the acquired business as part of the purchase price allocation.

     Also on May 26, 2006, the Company acquired the Mobile Resource Management (MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues in excess of $3,100,000 during the 12-month period following the acquisition. This product line, which is used to help track fleets of cars and trucks, generated approximately $4 million in revenue in the 12-month period ended April 30, 2006. Sales of the MRM product line are included in CalAmp's fiscal 2007 results of operations for the 40-week period from the date of acquisition through the end of fiscal 2007, during which this product line contributed revenue of $4.3 million and gross profit of $1.6 million.

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

     The Company's acquisition of Vytek Corporation ("Vytek") in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and Products Division because both divisions were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division. As a result of the fiscal 2007 annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an impairment of goodwill, and accordingly, an impairment charge was recorded during fiscal 2007 in the amount of $29,012,000. In addition, the Company recorded an $836,000 impairment charge related to the other intangible assets arising from the Vytek acquisition. The impairment charges reflect the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2007, 2006 and 2005 fell on March 3, 2007, February 25, 2006 and February 26, 2005, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2007 consisted of 53 weeks, while fiscal years 2006 and 2005 each consisted of 52 weeks.

RECENT DEVELOPMENTS

     In March 2007, subsequent to the end of fiscal 2007, the Company split the Products Division into two separate operating units: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, MRM, M2M and CalAmp's legacy wireless businesses other than DBS. The Company plans to use these two new divisions, and the existing Solutions Division, as its reporting segments commencing with the fiscal 2008 first quarter ending May 31, 2007. In this Form 10-K and the accompanying consolidated financial statements, the Company has presented its operations using the Products Division and the Solutions Division, the two reporting segments that existed through fiscal 2007, which is consistent with how management evaluated operating performance.

     On March 16, 2007, the Company acquired Aircept, a vehicle tracking business, from AirIQ Inc., a Canadian company ("AirIQ"), for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aircept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. Aircept, which has approximately 35 employees, will become part of the Company's new Wireless DataCom Division. Aircept had revenues of approximately $15 million and a gross profit margin of approximately 35% during calendar 2006.

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $8.1 million cash. The source of funds for the purchase price was the Company's cash on hand. Smartlink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure needs. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink generated unaudited revenues of approximately $2.9 million during the trailing 12 month period ended March 31, 2007. SmartLink is currently in the process of deploying its platform for several significant customers including Solano County, Calif., the U.S. Department of Justice in San Francisco and Grand Bahama Power Company. Depending on the size and scope of a deployment, a SmartLink system sale generates revenues in the range of one hundred thousand dollars to several million dollars. CalAmp will transition SmartLink's operations in Connecticut to its Dataradio facilities in Montreal, Canada and Atlanta, Georgia over the next several months. Smartlink will become part of the Company's new Wireless DataCom Division.

     As further described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Recent Developments", on May 16, 2007, the Company filed a lawsuit against one of its component suppliers related to the quality of materials used in one of the Company's DBS products that it has manufactured for about two and one-half years. The Company believes that this material quality issue resulted in field performance issues of certain DBS products shipped by the Company during calendar years 2004 to 2006. The Company is currently working with its affected DBS customer to mitigate the impact of these field performance failures and to identify and implement a corrective action. The Company believes that this matter will adversely affect its sales volume with this DBS customer for fiscal 2008 and possibly beyond.

PRODUCTS DIVISION

     The Products Division develops, manufactures and sells devices and systems utilizing wireless technology that receive television programming transmitted from satellites and terrestrial transmission towers or that provide connectivity for access to critical information, data and entertainment content.

     The Products Division currently generates most of its revenue from the sale of DBS outdoor reception equipment, with such sales accounting for approximately 73%, 86% and 95% of total Products Division revenues in fiscal years 2007, 2006 and 2005, respectively. Revenue of the Company's Products Division amounted to $213.2 million, $196.9 million and $194.8 million in fiscal years 2007, 2006 and 2005, respectively. The Company believes that DBS reception equipment will continue to be a significant portion of its overall revenue for the foreseeable future.

     The Company's DBS reception products are installed at subscribers' premises to receive subscription television programming signals that are transmitted from orbiting satellites. These DBS reception products consist principally of reflector dish antennae, feedhorns, and electronics which receive, process and amplify satellite television signals for distribution over coaxial cable into the building. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Downconverter with Feed ("LNBF"). The microwave amplifier boosts the signal for further processing. The downconverter reduces the signal from a microwave frequency into a lower intermediate frequency that is transmitted over coaxial cable and that a satellite television receiver can acquire, recognize and process to create a picture.

     Historically, the Company's DBS business has experienced some seasonality. The Company's third fiscal quarter ending November 30 tends to be the strongest sales period for this business because the DBS service providers typically are building up their inventory levels in advance of the year-end holiday season when acquisition of new subscribers is higher. The Company's fourth fiscal quarter ending February 28 tends to be the weakest sales period for this business because the DBS service providers typically are reducing their purchases to work down inventory levels following the year-end holiday season. Notwithstanding this, in some years these seasonal patterns may be overshadowed by the timing of new product introductions, the phase-out of older generation products, the service providers' reallocation of purchasing volume among several suppliers, or by other factors.

     The M2M product line of the Company's Products Division operates in the Machine-to-Machine industry that focuses on connecting machines to other machines, which can range from simple sensors to complex machines and computer servers. The connectivity is achieved using wired and wireless networks, including, but not limited to, cellular wide area networks, wireless local area networks, satellite, ethernet, telephone, and the Internet. Control and monitoring of remote devices are typically the purpose of M2M applications. Controlling thermostats for demand-side energy management, monitoring fuel/liquid storage tanks, locating or tracking a car or other mobile asset, utility meter reading and control, and monitoring of an alarm panel are all examples of M2M applications. M2M applications typically increase efficiency and lower costs for their owners by providing critical data in real or near real time. By leveraging the Internet and cellular infrastructure, M2M applications can typically be monitored globally from anywhere an Internet connection can be made. With the continued growth in wireless network deployments, the Company believes that wireless M2M applications will be increasingly desired for their relative ease of deployment and geographic accessibility. CalAmp's M2M product line includes wireless modules compatible with cellular wide area networks that enable network connectivity for machines. CalAmp also provides design, system integration and manufacturing services for M2M products.

     Dataradio designs, manufactures and sells a broad range of wireless data products used in private wireless networks for both fixed and mobile applications. These products are sold to city and county governments for public safety applications such as 911 emergency response systems, and to utilities, oil and gas companies and transportation companies for critical infrastructure and industrial monitoring and control applications. Dataradio's products include wireless modems, base stations, network routers and supporting software.

     The TechnoCom MRM business designs and manufactures GPS-based tracking devices used by commercial and government fleets to remotely manage their assets. These devices communicate via public wireless networks and are distributed on an OEM basis to application service providers and system integrators offering mobile resource management solutions. In addition, the business offers a backend device management system to minimize support and service costs and also sophisticated unit firmware providing a greater range of vehicle information and communication capabilities.


SOLUTIONS DIVISION

     The Company's Solutions Division provides software applications for urgent messaging and media content delivery. The urgent messaging software product, known as TelAlert, provides mission-critical communication applications for network monitoring, enterprise management, help desk, dispatch and call center systems. The media content delivery application is known as CalAmp Media Manager. The Solutions Division accounted for 4%, 9% and 11% of consolidated revenue in fiscal years 2007, 2006 and 2005, respectively.

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

     Satellite dish antennas are manufactured on a subcontract basis by metal fabrication companies in the U.S and China. In addition, some of the Company's satellite LNBF products are manufactured on a subcontract basis by companies in Taiwan and mainland China.

     A substantial portion of the Company's components, and substantially all printed circuit board assemblies and housings, are procured from foreign suppliers and contract manufacturers located primarily in mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of, or any political instability in, these countries, could cause disruption of the Company's supply chain or otherwise disrupt the Company's operations, which could adversely impact the Company's business.

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995, and upgraded its registration to ISO9001:2000 in 2003. ISO 9001:2000 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriter's Laboratory, Inc. according to the ISO 9001:2000 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in April 2007. In addition, the Company conducts internal audits of processes and procedures on a quarterly basis. The Company believes that the loss of its ISO certification could have a material adverse effect on its operations, and the Company can provide no assurance that it will be successful in continuing to maintain such certification.

RESEARCH AND DEVELOPMENT

     Each of the markets the Company competes in is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on satellite DBS products, M2M applications and public safety data communication systems. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance through product redesign efforts.

     Research and development expenses in fiscal years 2007, 2006 and 2005 were $15,015,000, $9,109,000 and $8,320,000, respectively. During this three year period the Company's research and development expenses have ranged between 3.8% and 6.8% of annual consolidated revenues.

SALES AND MARKETING

     The Company's revenues were derived mainly from customers in the United States, which represented 94%, 95% and 97% of consolidated revenues in fiscal 2007, 2006 and 2005, respectively.

     The Products Division sells its satellite reception products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. Other wireless access products are sold directly to system operators as well as through distributors and system integrators.

     The sales and marketing functions for the Products Division are located primarily at the Company's corporate headquarters location in Oxnard, California. In addition, the Products Division has a small sales office in Europe. The M2M and MRM product lines of the Products Division have offices in Carlsbad, California. The sales and marketing functions for Dataradio are located in Montreal, Atlanta and Waseca, Minnesota. The sales and marketing functions for the Solutions Division are located in San Diego and Oakland.

    Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2007        2006        2005
        --------     ---------    ------      ------      ------
        Echostar     Products      48.2%       55.5%       43.4%
        DirecTV      Products      18.0%       13.7%       17.1%

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

     Products Division:

     The Company believes that its existing principal competitors for its DBS products business include Sharp, Wistron NeWeb Corporation, Winegard Company, Andrew Corporation, Microelectronics Technology, Inc., Funai and Pro Brand. Based on information announced quarterly by the U.S. DBS system operators as to the total number of subscribers and the subscriber turnover rate, the Company believes that it is a leading supplier of outdoor subscriber premise equipment to the U.S. DBS television industry. Because the Company's satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in price and margin pressures. The Company believes that the principal competitors for its non-DBS wireless products include Motorola, M/A-COM, IPMobilnet, MDS, Freewave, GenX, Sierra Wireless, Transystem Inc. and Niigata Seimitsu.

     Solutions Division:

     The Solutions Division's TelAlert urgent messaging software product competes against companies such as AlarmPoint Systems and MIR3, both of which are privately held companies.


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


INTELLECTUAL PROPERTY

     Products Division:

     In the Company's DBS business, the Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses. However, patents and licenses are of significant importance in most of the Product Division's other business operations.

     At February 28, 2007, the Products Division had 27 patents ranging from design features for downconverter and antenna products to its MultiCipher broadband scrambling system. Those that relate to its downconverter products do not give the Company any significant advantage since other manufacturers using different design approaches can offer similar microwave products in the marketplace. In addition to its awarded patents, the Products Division has one patent application pending.

     Solutions Division:

     The Solutions Division relies primarily on a combination of trademark, copyright, service mark, trade secret laws and contractual restrictions to establish and protect proprietary rights in the Solutions Division's products and services.

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

EMPLOYEES

     At February 28, 2007, the Company had approximately 440 employees and approximately 140 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.


EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

      NAME               AGE              POSITION
-------------------      ---      --------------------------

Fred Sturm                49      Director, President and Chief Executive
                                  Officer

Michael Burdiek           47      President, Wireless DataCom Division

Patrick Hutchins          44      President, Satellite Division and Chief
                                  Operations Officer

Garo Sarkissian           40      Vice President, Corporate Development

Richard Vitelle           53      Vice President, Finance, Chief
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

     MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company's new Wireless DataCom Division on March 15, 2007. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor to various firms in the Private Equity sector. From 1987 to 2004, Mr. Burdiek held a variety of technical and general management positions with Comarco, Inc., a publicly held company, most recently as Senior Vice President and General Manager of Comarco's Wireless Test Systems unit. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

     PATRICK HUTCHINS joined the Company as Vice President, Operations in August 2001, and was appointed President of the Company's Products Division in April 2004. On March 15, 2007, in conjunction with a realignment of the Company's internal operating structure, Mr. Hutchins was appointed President of the Company's new Satellite Division and Chief Operations Officer. From March 1997 until joining the Company, Mr. Hutchins served in general management capacities with several units of Chloride Group PLC and Genlyte Thomas LLC, most recently serving as the President and General Manager of Chloride Systems, a division of Genlyte Thomas.

    	 GARO SARKISSIAN joined the Company as Vice President, Corporate Development in October 2005 and was appointed an executive officer in July 2006. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments
(GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and entrepreneurial roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer in 1988 and developed industry leading power products over a span of 10 years for M/A Com (Tyco) and NEC.

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

     The Company's executive officers are appointed by and serve at the discretion of the Board of Directors.


AVAILABLE INFORMATION

     The Company's primary Internet address is www.calamp.com. The Company makes its Securities and Exchange Commission ("SEC") periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC.

     Materials the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that the Company files electronically with the SEC.


ITEM 1A. RISK FACTORS

     The following list describes several risk factors which are unique to our Company:

The Company is dependent on its significant customers, the loss of any of which could have a material adverse effect on the Company's future sales and its ability to sustain its growth.

     The Company's top two customers, Echostar and DirecTV, accounted for 48.2% and 18.0%, respectively, of the Company's total net sales for fiscal 2007. Echostar and DirecTV in the aggregate accounted for 69.2% of CalAmp's total net sales for fiscal 2006 and 60.5% of its total net sales for fiscal 2005. The loss of either Echostar or DirecTV as a customer, a deterioration in the overall business of either of them, or a decrease in the volume of sales by either of them, could result in decreased sales and could have a material adverse impact on CalAmp's ability to grow its DBS business. A substantial decrease or interruption in business from any of the Company's significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Some of our key components are complex to manufacture and have long lead times. Also, our DBS dish antennas, LNBF housings, subassemblies and some of our electronic components are purchased from sole source vendors for which alternative sources are not readily available. In the event of a reduction or interruption of supply, or a degradation in quality, as many as six months could be required before we would begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and results of operations could suffer. Furthermore, if we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share.

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

Because we currently sell, and we intend to grow, the sales of certain of our products in countries other than the United States, we are subject to different regulatory schemes. We may not be able to develop products that work with the standards of different countries, which could result in our inability to sell our products, and, further, we may be subject to political, economic, and other conditions affecting such countries that could result in reduced sales of our products and which could adversely affect our business.

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

     Sales to customers outside the U.S. accounted for 6%, 5% and 3% of CalAmp's total sales for the fiscal years ended February 28, 2007, 2006 and 2005, respectively. Assuming that we continue to sell our products to such customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, change in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

     Other than in our DBS products business, which currently does not depend upon patented technology, our ability to succeed in the wireless access business may depend, in large part, upon our intellectual property for some of our wireless products as well as software applications marketed by our Solutions Division. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. These mechanisms provide us with only limited protection. We currently hold 27 patents and have 1 patent application pending. As part of our confidentiality procedures, we enter into non-disclosure agreements with all of our executive officers, managers and supervisory employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

     In April 2002 we completed the acquisition of the assets and business of Kaul-Tronics, Inc., in April 2004 we completed the acquisition of Vytek, and in April 2005 we acquired the Skybility business. In May 2006 we acquired Dataradio and the TechnoCom MRM product line, in March 2007 we acquired Aircept and in April 2007 we acquired Smartlink Radio Networks. We may make additional acquisitions of businesses, products or technologies in the future in order to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. The acquisitions that we have completed and that we may complete in the future could result in the following, any of which could seriously harm our results of operations or the price of our stock: (1) issuances of our equity securities that would dilute the percentage ownership of our current stockholders; (2) large one-time write-offs; (3) the incurrence of debt and contingent liabilities; (4) difficulties in the assimilation and integration of the acquired companies; (5) diversion of management's attention from other business concerns; (6) contractual disputes; (7) risks of entering geographic and business markets in which we have no or only limited prior experience; and (8) potential loss of key employees or customers of acquired organizations.

Availability of radio frequencies may restrict the growth of the wireless communications industry and demand for our products.

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

     Industry growth has been and may continue to be affected by the availability of licenses required to use frequencies and related costs. Over the last several years, frequency spectrum has been reallocated for specific applications and the related frequency relocation costs have increased significantly. This significant reassignment of spectrum has slowed and may continue to slow the growth of the industry. Growth is slowed because some customers have funding constraints limiting their ability to purchase new technology to upgrade systems and the financial results for a number of businesses have been affected by the industry's rate of growth. Slowed industry growth may restrict the demand for our products.

A failure to rapidly transition or to transition at all to newer digital technologies could adversely affect our business.

     Our success, in part, will be affected by the ability of our wireless businesses to continue their transition to newer digital technologies, and to successfully compete in these markets and gain market share. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

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

     Except as described below under "Governmental Regulation", we are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to Delaware corporations of similar size that are headquartered in California. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply airtime and certain hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None


ITEM 2.  PROPERTIES

     The Company's principal facilities, all leased, are as follows:

                           Square
       Location           Footage                       Use
----------------------    -------       ---------------------------------
Oxnard, California         98,000       Corporate office, Products Division
                                         offices and manufacturing plant

San Diego, California      22,000       Solutions Division offices

Carlsbad, California        6,000       Products Division's M2M offices

Oakland, California         5,000       Administrative and sales office

Chaska, Minnesota           4,000       Product design facility

Montreal, Quebec, Canada   24,000       Dataradio offices, product design
                                         and assembly operations

Atlanta, Georgia            6,000       Dataradio sales and systems
                                         engineering offices

Waseca, Minnesota          28,000       Dataradio offices and manufacturing
                                         plant

Paris, France                 150       Sales office


ITEM 3.  LEGAL PROCEEDINGS

     A lawsuit was filed against the Company on September 15, 2006 by CN Capital, the seller of the assets of Skybility which the Company acquired in April 2005. The lawsuit contends that the Company owes CN Capital approximately $1.6 million under the earn-out provision of the Skybility Asset Purchase Agreement dated April 18, 2005. On February 26, 2007, the Company filed a cross-complaint against CN Capital for breach of contract, negligent interference with prospective economic advantage, and contract rescission. The Company believes the lawsuit filed by CN Capital is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying consolidated financial statements for this matter.

     In addition to the foregoing matter, the Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2007.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on The Nasdaq Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by Nasdaq:
                                                  LOW            HIGH
  Fiscal Year Ended February 28, 2007
         1st Quarter                            $ 9.00          $13.90
         2nd Quarter                              5.44            9.89
         3rd Quarter                              6.01            8.00
         4th Quarter                              7.10            9.15

  Fiscal Year Ended February 28, 2006
         1st Quarter                            $ 5.23          $ 7.62
         2nd Quarter                              6.22            8.83
         3rd Quarter                              7.58           12.26
         4th Quarter                              9.29           12.59

     At May 1, 2007 the Company had approximately 1,800 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 9,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6.  SELECTED FINANCIAL DATA

                                Year ended February 28,
                              -----------------------------------------------
                                2007      2006      2005      2004      2003
                              --------  --------  --------  --------  -------
                                  (In thousands except per share amounts)
OPERATING DATA
Revenues                      $222,339  $217,493  $220,027  $128,616  $100,044
Cost of revenues               172,938   164,747   178,649   110,950    79,511
                              --------  --------   -------   -------   -------
Gross profit                    49,401    52,746    41,378    17,666    20,533
                              --------  --------   -------   -------   -------
Operating expenses:
 Research and development       15,015     9,109     8,320     5,363     5,982
 Selling                        10,157     6,963     6,397     2,336     2,560
 General and administrative     12,377    10,700    11,499     3,880     3,685
 Intangible asset amortization   4,135     1,771     1,643       104        96
 Write-off of acquired in-
  process research and
  development                    6,850       310       471        -         -
 Impairment loss                29,848        -         -         -         -
                              --------  --------   -------   -------   -------
Total operating expenses        78,382    28,853    28,330    11,683    12,323
                              --------  --------   -------   -------   -------
Operating income (loss)        (28,981)   23,893    13,048     5,983     8,210

Other income (expense), net        574       536      (120)     (243)     (215)
                              --------  --------   -------   -------   -------
Income (loss) before
 income taxes                  (28,407)   24,429    12,928     5,740     7,995

Income tax provision            (2,781)   (9,867)   (4,852)      (26)   (2,835)
                              --------  --------   -------   -------   -------
Net income (loss)             $(31,188)  $14,562   $ 8,076   $ 5,714  $  5,160
                               =======   =======   =======    ======   =======
Earnings (loss) per share:
 Basic                        $  (1.34)  $  0.64   $  0.38   $  0.39  $   0.35
 Diluted                      $  (1.34)  $  0.62   $  0.36   $  0.37  $   0.35

                                                 February 28,
                               ----------------------------------------------
                                 2007     2006      2005      2004      2003
                               -------  -------   -------   -------   -------
                                               (In thousands)
BALANCE SHEET DATA
Current assets                $113,524  $ 99,236  $ 88,534   $67,365   $53,092

Current liabilities           $ 38,637  $ 21,873  $ 29,662   $24,722   $18,405

Working capital               $ 74,887  $ 77,368  $ 58,872   $42,643   $34,687

Current ratio                      2.9       4.5       3.0       2.7       2.9

Total assets                  $229,703  $204,346  $196,755   $98,619   $89,597

Long-term debt                $ 31,314  $  5,511  $  7,679   $ 7,690   $12,569

Stockholders' equity          $151,251  $176,109  $158,288   $65,363   $58,623

Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, significant operating charges and adoption of new accounting standards, as follows:

  * In the first quarter of fiscal 2007, the Company acquired Dataradio Inc. and the TechnoCom MRM product line, and in the first quarter of fiscal 2005 the Company acquired Vytek, Inc., all as further described in Note 2 to the accompanying consolidated financial statements.

  * In the first quarter of fiscal 2007, the Company recorded charges of $6,850,000 for the write-off of in-process research and development costs in connection with the Dataradio acquisition and $29,848,000 for the impairment of goodwill and other intangible assets of the Solutions Division, as further described in Notes 2 and 5, respectively, to the accompanying consolidated financial statements.

  * At the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payments", as further described in Note 1 of the accompanying consolidated financial statements under the caption "Accounting for Stock Options".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     CalAmp is a provider of wireless communications products that enable anytime/anywhere access to critical information, data and entertainment content. The Company is a leading supplier of direct broadcast satellite
(DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless data communication solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications and critical infrastructure and process control applications.

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar Communications Corporation and DirecTV Group Inc., for incorporation into complete subscription satellite television systems. The Company sells its other wireless access products directly to system operators as well as through distributors and system integrators.

     On May 26, 2006 the Company acquired privately held Dataradio Inc., a leading supplier of proprietary advanced wireless data systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. Dataradio has a diversified customer base with no single customer accounting for more than 10% of Dataradio's total revenue. Dataradio has approximately 175 employees in facilities located in Montreal, Minnesota and Georgia. The Dataradio acquisition expanded CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. Dataradio's results of operations are included in CalAmp's fiscal 2007 results of operations for the 40-week period from the date of acquisition through the end of fiscal 2007, during which Dataradio generated revenue of $22.8 million and gross profit of $11.6 million. In connection with the acquisition of Dataradio the Company recorded a charge of $6,850,000 to write-off in-process research and development costs of the acquired business as part of the purchase price allocation.

     Also on May 26, 2006, the Company acquired the mobile-resource management (MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues in excess of $3,100,000 during the 12-month period following the acquisition. This product line is used to help track fleets of cars and trucks. Sales of the MRM product line are included in CalAmp's fiscal 2007 results of operations for the 40-week period from the date of acquisition through the end of fiscal 2007, during which this product line contributed revenue of $4.3 million and gross profit of $1.6 million.

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

     The Company's acquisition of Vytek Corporation ("Vytek") in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and Products Division because both divisions were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division. As a result of the fiscal 2007 annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an impairment of goodwill, and accordingly, an impairment charge was recorded in fiscal 2007 in the amount of $29,012,000. In addition, the Company recorded an $836,000 impairment charge related to the other intangible assets arising from the Vytek acquisition. The impairment charges reflect the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

     The Company's revenue consists principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 70%, 78% and 84% of consolidated revenue in fiscal years 2007, 2006 and 2005, respectively. The DBS system operators have approximately 29% share of the total subscription television market in the U.S. In calendar 2006, the size of the U.S. DBS market grew by 7% from 27.2 million subscribers to approximately 29.1 million subscribers at December 31, 2006.

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

     For these and other reasons, the Company's net revenue in fiscal 2007 may not necessarily be indicative of future years' revenue amounts. From time to time, the Company's key customers significantly reduce their product orders, or may place significantly larger orders, either of which can cause the Company's quarterly revenues to fluctuate significantly. The Company expects these fluctuations to continue in the future.

     Significant opportunities for the Company include increasing the Company's market share for outdoor reception equipment in the U.S. DBS market and expanding its presence in wireless industry market segments for both fixed and mobile wireless applications. The Company's principal challenges include maintaining and improving Products Division gross margins and eliminating operating losses in the Solutions Division.

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2007, 2006 and 2005 fell on March 3, 2007, February 25, 2006 and February 26, 2005, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2007 consisted of 53 weeks, while fiscal years 2006 and 2005 each consisted of 52 weeks.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with two customers accounting for 66% of the Company's fiscal 2007 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     Deferred Income Tax Valuation Allowance

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed.

     At February 28, 2007, the Company had an aggregate deferred tax credit balance of $2,814,000. The current portion of this amount is a deferred tax asset of $4,637,000 and the noncurrent portion is a deferred tax liability of $7,451,000. The noncurrent portion of deferred income taxes is comprised primarily of (i) a deferred tax liability of $4,878,000 associated with acquired intangible assets of Dataradio and (ii) a deferred tax liability of $2,863,000 related to goodwill arising from certain acquisitions in prior years that is amortizable for income tax purposes but not for financial reporting purposes.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. At February 28, 2007, the Company has a deferred tax asset valuation allowance of $1,841,000 relating to the assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

      The Company also has deferred tax assets for Canadian income tax purposes arising from the acquisition of Dataradio amounting to $3,375,000 at February 28, 2007, which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. Of this total Canadian deferred tax assets amount, $2,196,000 existed at the time of the Dataradio acquisition in May 2006 and $1,179,000 arose subsequent to the acquisition. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets at February 28, 2007. If in the future a portion or all of the $3,375,000 valuation allowance for the Canadian deferred tax assets is no longer deemed to be necessary, reductions of the valuation allowance up to $2,196,000 will decrease the goodwill balance associated with the Dataradio acquisition, and reductions of the valuation allowance in excess of $2,196,000 will reduce the income tax provision.

     Goodwill, Purchased Intangible Assets and Other Long-Lived Assets - Impairment Assessments

     The Company makes judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually or more frequently if indicators of impairment arise. Goodwill of the Products Division and Solutions Division is tested annually for impairment on December 31 and April 30, respectively. In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. In fiscal 2007, the Company recorded impairment charges on goodwill and other intangible assets of the Solutions Division of $29,012,000 and $836,000, respectively, as further described in Note 5. At February 28, 2007, the Company had $90 million in goodwill and $18.6 million in net purchased intangible assets on its balance sheet.

     Revenue Recognition

     The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is probable. In cases where terms of sale include subjective customer acceptance criteria, revenue is deferred until the acceptance criteria are met. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

     The Company also undertakes projects that include the design, development and manufacture of public safety communication systems that are specially customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

Recent Developments

     During fiscal 2007, the Company received notification from Echostar, its largest customer, that it was encountering field performance issues with a DBS product that the Company shipped during calendar years 2004 through 2006. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issues were the result of a deterioration of the laminate material used in the printed circuit boards of these products. During fiscal 2007, Echostar returned approximately 250,000 units to the Company for testing and possible rework, the majority of which were received by the Company during the fourth quarter of fiscal 2007. An additional 113,000 units have been returned by Echostar to the Company subsequent to fiscal 2007, and it is possible that additional units may be returned to the Company in the future.

     From the time the problem was isolated to the laminate material until March 2007, the Company worked with the supplier of the laminate material and with Echostar to identify a corrective action. Notwithstanding these efforts, on March 26, 2007 the laminate supplier filed a Complaint for Declaratory Relief in the State of Massachusetts in which it claimed that it is not responsible for the field performance issues of these DBS products.

     Also in March 2007, the Company learned that Echostar had awarded its orders for this DBS product for future requirements beginning in June 2007 to other suppliers. The Company believes that the field performance issues were the primary reason for the loss of this business. The Company has continued to work with Echostar to mitigate the impact of these performance issues and to identify and implement a corrective action plan. The Company believes that this matter will adversely affect its sales volume with Echostar for fiscal 2008.

     On May 16, 2007, the Company filed a lawsuit against the laminate supplier in the U.S. District Court for the Central District of California for negligence, strict product liability, intentional misrepresentation and negligent interference with prospective economic advantage, among other causes of action.

     The Company has established a warranty reserve as of February 28, 2007 that it believes is adequate to cover the resolution of these field performance issues with Echostar. However, if the ultimate resolution of this matter causes the reserve amount to be exceeded, it could have a material adverse effect on the Company's financial position and results of operations.

Results of Operations, Fiscal Years 2005 Through 2007

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of operations:
                                         Year Ended February 28,
                                      ----------------------------
                                       2007       2006       2005
                                      ------     ------     ------
Revenues                               100.0%     100.0%     100.0%
Cost of revenues                        77.8       75.7       81.2
                                       -----      -----      -----
Gross profit                            22.2       24.3       18.8
                                       -----      -----      -----
Operating expenses:
  Research and development               6.7        4.2        3.8
  Selling                                4.5        3.2        2.9
  General and administrative             5.6        4.9        5.2
  Intangible asset amortization          1.9        0.8        0.8
  Write-off of acquired in-process
   research and development              3.1        0.2        0.2
  Impairment loss                       13.4         -          -
                                       -----      -----      -----
Operating income (loss)                (13.0)      11.0        5.9
Other income (expense), net              0.2        0.2         -
                                       -----      -----      -----
Income (loss) before income taxes      (12.8)      11.2        5.9
Income tax provision                    (1.2)      (4.5)      (2.2)
                                       -----      -----      -----
Net income (loss)                      (14.0%)      6.7%       3.7%
                                       =====      =====      =====



     The Company's revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:


                                       REVENUE BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2007                 2006              2005
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Products          $213,204    95.9%    $196,908    90.5%   $194,835    88.6%
Solutions            9,135     4.1%      20,585     9.5%     25,192    11.4
                   -------   -----      -------   -----     -------   -----
Total             $222,339   100.0%    $217,493   100.0%   $220,027   100.0%
                   =======   =====      =======   =====     =======   =====

     The Products Division generates a substantial portion of its revenue from the sale of outdoor reception equipment for use with subscription satellite television programming services. Such products accounted for approximately 73%, 86% and 95% of total Products Division revenues in fiscal years 2007, 2006 and 2005, respectively.

                                    GROSS PROFIT BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2007                 2006              2005
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Products          $ 45,537    92.2%    $ 45,589    86.4%    $35,765    86.4%
Solutions            3,864     7.8%       7,157    13.6%      5,613    13.6
                   -------   -----      -------   -----      ------   -----
Total             $ 49,401   100.0%    $ 52,746   100.0%    $41,378   100.0%
                   =======   =====      =======   =====      ======   =====


                               OPERATING INCOME (LOSS) BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2007                 2006              2005
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
   Segment                   Total                Total               Total
  (Division)        $000s   Revenue      $000s   Revenue     $000s   Revenue
-----------        -------   -----      -------   -----     -------   -----
Products          $  9,800     4.4%    $ 31,361    14.4%    $25,316    11.5%
Solutions          (32,928)  (14.8%)     (3,190)   (1.5%)    (8,051)   (3.7%)
Corporate expenses  (5,853)   (2.6%)     (4,278)   (1.9%)    (4,217)   (1.9%)
                   -------   -----      -------   -----      ------   -----
Total             $(28,981)  (13.0%)   $ 23,893    11.0%    $13,048     5.9%
                   =======   =====      =======   =====      ======   =====


     The Products Division operating income in fiscal 2007 includes a charge of $6,850,000 to write-off in-process research and development costs associated with the Dataradio acquisition. The Solutions Division operating loss in fiscal 2007 includes the goodwill impairment charge of $29,012,000 and intangible assets impairment charge of $836,000 as discussed above.

Fiscal Year 2007 compared to Fiscal Year 2006

     As further discussed under the caption "Basis of Presentation" above, fiscal years 2007 and 2006 contained 53 weeks and 52 weeks, respectively, as a result of the Company's 52-53 week fiscal year method. The Company believes that the inclusion of the one additional week in fiscal 2007 does not materially affect the comparability of the operating results between these two periods.

Revenue

     Products Division revenue increased $16,296,000, or 8.3%, to $213,204,000 in fiscal 2007 from $196,908,000 in fiscal 2006. The operations of Dataradio and the TechnoCom MRM product line that were acquired in May 2006 contributed revenues of $22,821,000 and $4,335,000, respectively, for the 40-week period from date of acquisition to the end of fiscal 2007, while revenue of the Products Division excluding the operating results of Dataradio and the TechnoCom (hereinafter referred to as the "Pre-existing Products Division") declined by $10,860,000 in fiscal 2007 compared to fiscal 2006. Revenues from the sale of DBS products of the Pre-existing Products Division declined by $15,376,000, or 9%, while sales of other wireless products and services increased by $4,516,000 year-over-year. The decline in DBS products revenue is attributable to a decrease in unit sales volume of approximately 16% from fiscal 2006 to fiscal 2007, partially offset by an increase in average selling prices per unit of approximately 6%.

     Revenue of the Solutions Division decreased $11,450,000, or 56%, to $9,135,000 in fiscal 2007 from $20,585,000 in fiscal 2006. The revenue decline is primarily the result of the loss of key customers in the Solutions Division's information technology professional consulting business which led to management's decision to exit this business at the end of first quarter of fiscal 2007. The information technology professional consulting business generated revenue of approximately $9 million in fiscal 2006. Revenue of the Solutions Division for fiscal 2007 is less than 5% of the Company's consolidated revenue.

     Gross Profit and Gross Margins

     Products Division gross profit decreased slightly in fiscal 2007 to $45,537,000 from $45,589,000 in fiscal 2006. This change is the net result of a decrease of $13.2 million in the gross profit of the Pre-existing Products Division from fiscal 2006 to fiscal 2007 and the gross profit contribution of Dataradio and the TechnoCom product line of $13.2 million for the 40-week period from the date of acquisition to the end of fiscal 2007. Gross profit of the Pre-existing Products Division declined in fiscal 2007 compared to fiscal 2006 because of the $10,860,000 decline in revenue and a shift in product mix toward lower margin end-of-life DBS products. In addition, freight costs for incoming materials of the Pre-existing Products Division was $4.4 million higher in fiscal 2007 compared to the fiscal 2006 because of the Company's decision to expedite materials in order to meet customer requirements in response to supply chain disruptions and demand volatility. Based on information currently available to the Company, management does not believe that this higher level of freight costs will exist in fiscal 2008.

     The Products Division gross margin in fiscal 2007 was 21.4% compared to 23.2% in fiscal 2006. In fiscal 2007, Dataradio and the TechnoCom product line generated an aggregate gross margin of 48.6% and the Pre-existing Products Division generated a gross margin of 17.4%. The decline in gross margin of the Pre-existing Products Division is primarily the result of higher freight costs and lower margins on final shipments of end-of-life DBS products.

     Solutions Division gross profit in fiscal 2007 decreased $3,293,000, or 46%, from fiscal 2006. The decline in gross profit is primarily attributable to the loss of key customers within the Solutions Division which led to management's decision to exit the professional consulting business in the first quarter of fiscal 2007. The Solutions Division gross margin was 42.3% and 34.8% in fiscal years 2007 and 2006, respectively. This increase is primarily due to a change in revenue mix favoring higher margin software products, and the elimination of the aforementioned lower margin business.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased $5,906,000 from $9,109,000 in fiscal 2006 to $15,015,000 in fiscal 2007. R&D expense of
Dataradio, which was acquired in the first quarter of fiscal 2007, accounted for substantially all of this increase.

     Consolidated selling expenses increased by $3,194,000 from $6,963,000 last year to $10,157,000 this year. This increase is primarily the result of Dataradio's fiscal 2007 selling expenses of $4.2 million and a reduction of $1.5 million in the selling expenses of the Solutions Division resulting from the aforementioned management actions.

     Consolidated general and administrative expenses ("G&A") increased $1,677,000 from $10,700,000 last year to $12,377,000 this year. This change is primarily attributable to stock-based compensation expense included in fiscal 2007 G&A of $1,571,000 and Dataradio's G&A of $1,337,000, partially offset by a reduction of the Solutions Division's G&A of $1,700,000.

     Amortization of intangibles increased from $1,771,000 in fiscal 2006 to $4,135,000 in fiscal 2007. The increase was primarily attributable to amortization expense on identifiable intangible assets from the acquisitions of Dataradio and the TechnoCom MRM product line.

     The in-process research and development ("IPR&D") write-off increased to $6,850,000 in fiscal 2007 from $310,000 last year. Last year's IPR&D write-off was related to the acquisition of Skybility and this year's IPR&D write-off was related to the acquisition of Dataradio.

     The impairment loss totaling $29,848,000 recorded in fiscal 2007 was the result of the annual goodwill impairment test for the Solutions Division, as discussed above in the "Overview" section.

     Operating Income (Loss)

     The fiscal 2007 operating loss was $28,981,000, compared to operating income of $23,893,000 in fiscal 2006. The fiscal 2007 operating loss is attributable to the $6,850,000 write-off of IPR&D associated with the Dataradio acquisition and the Solutions Division's goodwill and intangible assets impairment losses totaling $29,848,000, the exit of the professional consulting business within the Solutions segment, incremental operating expenses associated with the aforementioned fiscal 2007 acquisitions, and share-based compensation expense of $2,213,000 recorded in fiscal 2007 pursuant to FAS 123R.

     Non-Operating Income (Expense), Net

     Non-operating income in fiscal 2007 was $574,000, compared to $536,000 in fiscal 2006. This increase is primarily attributable to a gain of $689,000 realized on foreign currency hedging activities in connection with the acquisition of Dataradio, for which the purchase price was denominated in Canadian dollars. Interest income was $517,000 higher in fiscal 2007 than the prior year due to higher average cash balances and higher interest rates this year. These increases in non-operating income were partially offset by interest expense that was $1,534,000 higher in fiscal 2007 than the prior year due to the new bank borrowing described in Note 6 to the accompanying consolidated financial statements.

     Income Tax Provision

     The effective income tax rate was (9.8%) and 40.4% in fiscal years 2007 and 2006, respectively. Excluding the items that are not deductible in computing book-basis income tax expense (goodwill impairment loss of $29,012,000 and IPR&D write-off of $6,850,000), the effective income tax rate for fiscal 2007 was 37.3%. The decline in effective tax rate from 40.4% in fiscal 2006 to 37.3% in fiscal 2007 is primarily attributable to the recognition of research and development credits for state income taxes.

Fiscal Year 2006 compared to Fiscal Year 2005

     Revenue

     Products Division revenue increased $2,073,000, or 1%, to $196,908,000 in fiscal 2006 from $194,835,000 in fiscal 2005. Sales of wireless products, primarily radio modules to a legacy customer of Vytek, increased $9.1 million over fiscal 2005. Sales of M2M products, the product line acquired from Skybility in April 2005, contributed a revenue increase of $7.4 million in fiscal 2006. These increases were substantially offset by a decline in DBS product revenue of $14.4 million from fiscal 2005 to 2006. The decline in DBS revenue was attributable to a significant shift in product mix. There was a 55% decline in unit sales of older generation DBS products that have low average selling prices (less than $25 per unit) which represented an aggregate $39 million decline in DBS revenue, and a 44% increase in unit sales of higher complexity new generation products with higher average selling prices (more than $50 per unit) which represented an aggregate $17 million increase in DBS revenue. Increased sales of DBS products with medium average selling prices (between $25 and $50 per unit) and DBS mounting hardware products accounted for the remainder of the net change in year-over-year DBS revenue.

     Revenue of the Solutions Division decreased $4,607,000, or 18%, to $20,585,000 in fiscal 2006 from $25,192,000 in fiscal 2005. The revenue decrease is primarily the result of the Company's actions to eliminate lower margin business in fiscal 2006 in order to reduce operating losses in this division.

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

     Consolidated selling expenses increased by $566,000 from $6,397,000 in fiscal 2005 to $6,963,000 in fiscal 2006, primarily attributable to the Products Division. The inclusion of M2M selling expenses in fiscal 2006 as a result of the acquisition of the Skybility business in April 2005 accounted for substantially all of this increase.

     Consolidated G&A decreased by $799,000 to $10,700,000 in fiscal 2006 from $11,499,000 in fiscal 2005. The decrease is attributable to a reduction of Solutions Division G&A of $1.8 million as a result of actions taken to improve the cost structure of this Division, partially offset by an increase in Products Division G&A of $1 million, mainly from higher payroll related expenses.

     Amortization expense of intangible assets was $1,771,000 in fiscal 2006 compared to $1,643,000 in fiscal 2005. The increase is attributable to amortization expense related to the intangible assets arising from the April 2005 acquisition of the M2M product line.

     The IPR&D write-off decreased by $161,000 to $310,000 in fiscal 2006 from $471,000 in fiscal 2005. The fiscal 2005 IPR&D write-off was related to the acquisition of Vytek, while the fiscal 2006 IPR&D write-off was related to the acquisition of the M2M product line. See also Note 2 to the accompanying consolidated financial statements for additional information on the M2M product line.

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

Liquidity and Capital Resources

      The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $37,537,000 at February 28, 2007, and its $10 million working capital line of credit with a bank. As discussed above under "Recent Developments", in March and April 2007 the Company used cash on hand in the aggregate amount of $27.1 million to consummate the acquisitions of Aircept and Smartlink Radio Networks.

     During fiscal year 2007, cash and cash equivalents decreased by $8,246,000. This net decrease consisted of cash used in investing activities of $53,111,000 (principally for the acquisition of Dataradio) and debt repayments of $11,421,000, partially offset by cash provided by operating activities of $16,723,000, proceeds of long-term debt of $38,000,000, proceeds from stock option exercises of $1,397,000 and other net activity of $166,000.

      Cash was used by an increase in operating working capital during fiscal 2007 in the aggregate amount of $1,006,000, comprised of an increase of $3,755,000 in accounts receivable, an increase of $2,059,000 in inventories, an increase of $2,689,000 in prepaid expenses and other assets and a decrease in accrued liabilities of $3,995,000, partially offset by increases in accounts payable and deferred revenue of $12,962,000 and $542,000, respectively.

      The Company believes that inflation and foreign currency exchange rates did not have a material effect on its operations in fiscal 2007.

     On May 26, 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

      The Company initially borrowed $35 million under the term loan and $3 million under the line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with US Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition as described in Note 2 of the consolidated financial statements. In the fiscal 2007 third quarter, the Company made a principal repayment of $750,000 on the term loan and repaid in full the $3,000,000 principal balance of the line of credit. At February 28, 2007, $2,375,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit, and $7,625,000 was available to borrow.

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

      The Credit Agreement contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.50, a leverage ratio of not more than 2.75, and minimum net worth of at least $141,394,000. At February 28, 2007, the Company was in compliance with all such covenants.

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

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2007 (in thousands):

                         Payments Due by Period
                     -------------------------------
Contractual         1 year     2-3     4-5   More than
  Obligations       or less   years   years   5 years    Total
---------------      ------ -------  ------   -------   -------
Debt               $ 2,936  $11,743  $19,571      -     $34,250
Capital leases           9       -        -       -           9
Operating leases     2,420    3,863    1,908       23     8,214
Purchase
 obligations        38,397       35       39       -     38,471
                   -------  -------   ------   -------  -------
Total contractual
 cash obligations  $43,762  $15,641  $21,518       23   $80,944
                   =======  =======  =======   =======  =======

     Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

     The Company believes that its cash on hand, its cash generated from operations and the amount available under its working capital line of credit, are collectively sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations for at least the next 12 months.

New Authoritative Pronouncements

     See Note 1 of the accompanying consolidated financial statements for a description of new authoritative accounting pronouncements either recently adopted or which had not yet been adopted by the Company as of the end of fiscal 2007

Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including raw steel, timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's success at integrating its acquired businesses, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At February 28, 2007, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents levels to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.

      CalAmp Corp. management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2007. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on its assessment, management of CalAmp Corp. believes that, as of February 28, 2007, the Company's internal control over financial reporting is effective based on those criteria.

      CalAmp Corp. acquired Dataradio Inc. on May 26, 2006, and as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2007, Dataradio Inc.'s internal control over financial reporting associated with total assets of $56,396,000 and total revenues of $22,821,000 included in the consolidated financial statements of CalAmp Corp. and subsidiaries as of and for the year ended February 28, 2007.

      KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended February 28, 2007, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.


 /s/ Richard K. Vitelle   VP Finance, Chief Financial
______________________    Officer and Treasurer
   Richard Vitelle        (principal accounting officer)


 /s/ Fred M. Sturm        President, Chief Executive
______________________    Officer and Director
   Fred M. Sturm          (principal executive officer)

               Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CalAmp Corp:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that CalAmp Corp. maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CalAmp Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that CalAmp Corp. maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CalAmp Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CalAmp Corp. acquired Dataradio Inc. on May 26, 2006, and management excluded from its assessment of the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2007, Dataradio Inc.'s internal control over financial reporting associated with total assets of $56,396,000 and total revenues of $22,821,000 included in the consolidated financial statements of CalAmp Corp. and subsidiaries as of and for the year ended February 28, 2007. Our audit of internal control over financial reporting of CalAmp Corp. also excluded an evaluation of the internal control over financial reporting of Dataradio Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 28, 2007, and our report dated May 17, 2007 expressed an unqualified opinion on those consolidated financial statements.


(signed) KPMG LLP

Los Angeles, California
May 17, 2007

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CalAmp Corp.:

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated May 17, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


(signed) KPMG LLP

Los Angeles, California
May 17, 2007

                                   CALAMP CORP.
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT PAR VALUE)
                                                           February 28,
                                                      ---------------------
                                                        2007         2006
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents	                        $ 37,537     $ 45,783
   Accounts receivable, less allowance for
    doubtful accounts of $347 and $203 at
    February 28, 2007 and 2006, respectively            38,439       28,630
   Inventories                                          25,729       18,279
   Deferred income tax assets                            4,637        4,042
   Prepaid expenses and other current assets             7,182        2,502
                                                      --------     --------
          Total current assets                         113,524       99,236
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               6,308        5,438
Deferred income tax assets, less current portion           -          2,344
Goodwill                                                90,001       91,386
Other intangible assets, net                            18,643        5,304
Other assets                                             1,227          638
                                                      --------     --------
                                                      $229,703     $204,346
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  2,944     $  2,168
   Accounts payable                                     26,186       12,011
   Accrued payroll and employee benefits                 3,478        3,608
   Other current liabilities                             4,094        2,763
   Deferred revenue                                      1,935        1,323
                                                      --------     --------
          Total current liabilities                     38,637       21,873
                                                      --------     --------
Long-term debt, less current portion                    31,314        5,511
Deferred income tax liabilities                          7,451          -
Other non-current liabilities                            1,050          853

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 23,595 and 23,204 shares issued
    and outstanding at February 28, 2007 and
    2006, respectively                                     236          232
   Additional paid-in capital                          139,175      135,022
   Less common stock held in escrow                        -         (2,532)
   Retained earnings                                    13,000       44,188
   Accumulated other comprehensive loss                 (1,160)        (801)
                                                      --------     --------
          Total stockholders' equity                   151,251      176,109
                                                      --------     --------
                                                      $229,703     $204,346
                                                      ========     ========
            See accompanying notes to consolidated financial statements.

                                 CALAMP CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year ended February 28,
                                             -----------------------------
                                               2007       2006       2005
                                             --------   --------   -------
Revenues:
  Product sales                             $214,446    $201,271   $200,098
  Service revenues                             7,893      16,222     19,929
                                            --------    --------   --------
     Total revenues                          222,339     217,493    220,027
                                            --------    --------   --------

Cost of revenues:
  Cost of product sales                      166,612     152,333    163,154
  Cost of service revenues                     6,326      12,414     15,495
                                            --------    --------   --------
     Total cost of revenues                  172,938     164,747    178,649
                                            --------    --------   --------

Gross profit                                  49,401      52,746     41,378
                                            --------    --------   --------
Operating expenses:
  Research and development                    15,015       9,109      8,320
  Selling                                     10,157       6,963      6,397
  General and administrative                  12,377      10,700     11,499
  Intangible asset amortization                4,135       1,771      1,643
  Write-off of acquired in-process
   research and development                    6,850         310        471
  Impairment loss                             29,848         -          -
                                            --------    --------   --------
Total operating expenses                      78,382      28,853     28,330
                                            --------    --------   --------
Operating income (loss)                      (28,981)     23,893     13,048

Non-operating income (expense):
  Interest income (expense), net                (460)        557       (185)
  Other income (expense), net                  1,034         (21)        65
                                            --------    --------   --------
Total non-operating income (expense)             574         536       (120)
                                            --------    --------   --------
Income (loss) before income taxes            (28,407)     24,429     12,928

Income tax provision                          (2,781)     (9,867)    (4,852)
                                            --------    --------   --------
Net income (loss)                           $(31,188)   $ 14,562   $  8,076
                                            ========    ========   ========

Earnings (loss) per share:
  Basic                                     $  (1.34)   $   0.64   $   0.38
  Diluted                                   $  (1.34)   $   0.62   $   0.36

Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                     23,353      22,605     21,460
    Diluted                                   23,353      23,415     22,193


            See accompanying notes to consolidated financial statements.

                                   CALAMP CORP.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME (LOSS)
                                (IN THOUSANDS)
                                                              Accum-
<table>                                                                      ulated
                                                   Common             Other    Total
                      Common Stock     Additional  Stock              Compre-  Stock-
                     --------------     Paid-in    Held in  Retained  hensive  holders'
                     Shares    Amount   Capital    Escrow   Earnings   Loss    Equity
                     ------    ------    ------   --------  --------  ------   ------
Balances at
 February 28, 2004    14,910     $149   $ 44,486   $   -   $21,550    $(822)  $ 65,363
Net income                -        -          -        -     8,076       -       8,076
Change in unrealized
 loss on available-for-
 sale investments         -        -          -        -       -         21         21
                                                                                ------
Comprehensive income                                                             8,097
Issuance of common
 stock for Vytek
 acquisition           8,123       81     91,090   (9,624)     -         -      81,547
Cancellation of
 escrow shares          (628)      (6)    (7,070)   7,076      -         -         -
Fair value of options
 and warrants assumed
 in acquisition           -        -       1,837       -       -         -       1,837
Exercise of stock
 options                 309        3      1,053       -       -         -       1,056
Tax benefits from exer-
 cise of non-qualified
 stock options            -        -         388       -       -         -         388
                      ------     ----    -------  --------  -------   ------  --------
Balances at
 February 28, 2005    22,714      227    131,784   (2,548)   29,626    (801)   158,288
Net income and
 comprehensive income     -        -          -        -     14,562      -      14,562
Sales of common stock
 held in escrow           -        -          -        16      -         -          16
Exercise of stock
 options                 516        5      2,285       -       -         -       2,290
Tax benefits from exer-
 cise of non-qualified
 stock options            -        -       1,143       -       -         -       1,143
Other                    (26)      -        (190)      -       -         -        (190)
                      ------     ----    -------  --------  -------   ------  --------
Balances at
 February 28, 2006    23,204      232    135,022   (2,532)   44,188    (801)   176,109
Net loss                  -        -          -        -    (31,188)     -     (31,188)
Change in unrealized
 gain on available-for-
 sale investments                                                        45         45
Foreign currency trans-
 lation adjustments       -        -          -        -       -       (404)      (404)
                                                                                ------
Comprehensive loss                                                             (31,547)
Sales of common stock
 held in escrow           -        -          -     2,532      -         -       2,532
Issuance of restricted
 stock to directors,
 net of forfeitures       20       -          -        -       -         -          -
Stock-based compen-
 sation expense           -        -       2,213       -       -         -       2,213
Exercise of stock
 options and warrants    373        4      1,393       -       -         -       1,397
Tax benefits from exer-
 cise of non-qualified
 stock options            -        -         568       -       -         -         568
Other                     (2)      -         (21)      -       -         -         (21)
                      ------     ----    -------  --------  -------   ------  --------
Balances at
 February 28, 2007    23,595     $236   $139,175  $    -    $13,000 $(1,160)  $151,251
                      ======     ====   ========  ========  =======   ======  ========

       See accompanying notes to consolidated financial statements.

                                  CALAMP CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                      Year ended February 28,
                                                 ------------------------------
                                                    2007       2006       2005
                                                 --------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                $(31,188)  $ 14,562   $ 8,076

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                     6,920      4,372     4,340
  Stock-based compensation expense                  2,213        -         -
  Write-off of in-process research and development  6,850        310       471
  Impairment loss                                  29,848        -         241
  Loss (gain) on sale of equipment                     85        43        (76)
  Tax benefit from exercise of stock options         -        1,158       388
  Excess tax benefit from stock-based compensation   (496)       -         -
  Deferred tax assets, net                          1,485      6,236     4,201

  Changes in operating assets and liabilities:
    Accounts receivable                            (3,755)    (1,704)   (3,192)
    Inventories                                    (2,059)     4,266      (825)
    Prepaid expenses and other assets              (2,689)       427     3,263
    Accounts payable                               12,962     (6,377)   (1,237)
    Accrued liabilities                            (3,995)      (666)   (3,207)
    Deferred revenue                                  542       (247)       93
                                                 --------   --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          16,723     22,380    12,536
                                                 --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (2,828)    (2,296)   (2,359)
  Proceeds from sale of property and equipment         16        146     1,749
  Acquisition of Dataradio net of cash acquired   (48,053)       -         -
  Acquisition of TechnoCom product line            (2,486)       -         -
  Acquisition of Skybility business                   -       (4,897)      -
  Proceeds from Vytek escrow fund distribution        480        -         -
  Acquisition of Vytek, net of cash acquired          -          -      (1,776)
  Other                                              (240)       -         -
                                                 --------   --------  --------
NET CASH USED IN INVESTING ACTIVITIES             (53,111)    (7,047)   (2,386)
                                                 --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                     38,000        -       2,000
  Debt repayments                                 (11,421)    (2,888)   (5,043)
  Proceeds from exercise of stock options           1,397      2,290     1,056
  Excess tax benefit from stock-based compensation    496        -         -
                                                 --------   --------  --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   28,472       (598)   (1,987)
                                                 --------   --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              (330)       -         -
                                                 --------   --------  --------
Net change in cash and cash equivalents            (8,246)    14,735     8,163
Cash and cash equivalents at beginning of year     45,783     31,048    22,885
                                                 --------   --------  --------
Cash and cash equivalents at end of year         $ 37,537   $ 45,783  $ 31,048
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

      On April 12, 2004, the Company completed the acquisition of Vytek Corporation ("Vytek"), a privately held company. The operations of Vytek are included in the Company's consolidated financial statements since that date. Vytek's products manufacturing business was combined with the Company's Products Division, and the remainder of Vytek's operations, primarily engineering services and software products, comprised the Company's Solutions Division.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts; inventory valuation; product warranties; deferred income tax asset valuation allowances; valuation goodwill, purchased intangible assets and other long-lived assets; and revenue recognition.

Fiscal Year

      The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2007, 2006 and 2005 fell on March 3, 2007, February 25, 2006 and February 26, 2005, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2007 consisted of 53 weeks, while fiscal years 2006 and 2005 each consisted of 52 weeks.

Revenue Recognition

      The Company's Products Division recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is probable. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of "FOB Destination" terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers do not have rights of return except for defective products returned during the warranty period.

      The Company's Products Division also undertakes projects that include the design, development and manufacture of public safety communication systems that are specially customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." ("SOP 81-1"). Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

      The Solutions Division derives revenues from the following sources: software licenses; maintenance and software support; and implementation services. The recognition of software license revenue is substantially governed by the provisions of AICPA Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). For software license arrangements that do not require significant modification or customization of the underlying software, software license revenue is recognized upon delivery of the software provided there is evidence of an arrangement, the fee is fixed or determinable and collection of the sales price is considered probable. A substantial portion of the Solutions Division's software license revenues are recognized in this manner.

      Revenues from maintenance and software support, which includes unspecified software upgrades, are recognized ratably over the period of the arrangement, typically one year. Consulting implementation services are sold and are generally accounted for separately from software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2.

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

      Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated annual revenues in any one of the last three years, as a percent of consolidated revenues, are as follows:

                               Year ended February 28,
                           ------------------------------
             Customer       2007        2006        2005
             --------      ------      ------      ------
                A           48.2%       55.5%       43.4%
                B           18.0%       13.7%       17.1%

      Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                                     February 28,
                                --------------------
             Customer            2007          2006
             --------           ------        ------
                A                30.6%        40.1%
                B                24.4%        19.2%

       A third customer that did not account for 10% or more of consolidated revenues in either of the last two years accounted for 16.4% and 12.3% of consolidated accounts receivable at February 28, 2007 and 2006, respectively.

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

      Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized, or until holding losses are deemed to be other than temporary, at which time an impairment charge is recorded.

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

Goodwill and Other Intangible Assets

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

      The cost of identified intangible assets is amortized over the assets' estimated useful lives ranging from one to seven years on a straight-line basis as no other discernable pattern of usage is more readily determinable.

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

Capitalized Software Costs

      The Company capitalizes software costs once technological feasibility has been achieved based on the completion of product design and the detail program design. Periodic amortization is the greater of (1) an amount determined with reference to total estimated revenues to be generated by the product, or (2) an amount computed on a straight-line basis with reference to the product's expected life.

      At February 28, 2007 and 2006, capitalized software costs in the amount of $737,000 and $98,000, respectively, were included in Other Assets in the Consolidated Balance Sheet. During fiscal 2007, amortization of capitalized software costs was $82,000. This amount is included in Cost of Revenues in the Consolidated Statement of Operations. No amortization was recorded in fiscal 2006 because the software product was still under development during that period and was not yet available for general release to customers.

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

Warranty

      The Company warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impacts of the known operational issues that may have a greater impact than historical trends. See Note 10 for a table of annual increases in and reductions of the warranty liability for the last three years.

Deferred Income Taxes

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

Foreign Currency Translation and Accumulated Other Comprehensive Loss Account

      Prior to February 1, 2002, the Company's French subsidiary used the local currency as its functional currency. The local currency was the French franc until January 1, 2002 and the Euro beginning on that date. In connection with the conversion of the French subsidiary's local currency from the French franc to the Euro, effective January 1, 2002, the Company evaluated which currency, the Euro or the U.S. dollar, was best suited to be used as the functional currency. On the basis of this evaluation, management determined that the functional currency should be changed from the Euro to the U.S. dollar, and this change was made effective February 1, 2002. Accordingly, beginning in February 2002 gains and losses from remeasuring the French subsidiary's financial statements from the local currency (the Euro) into the reporting currency (the U.S. dollar) are included in the consolidated statement of operations. As a result of this 2002 change in functional currency, the foreign currency translation account balance of $801,000 included in accumulated other comprehensive loss will remain unchanged until such time as the French subsidiary ceases to be part of the Company's consolidated financial statements. No income tax expense or benefit has been allocated to this component of accumulated other comprehensive loss because the Company expects that undistributed earnings of this foreign subsidiary will be reinvested indefinitely.

      The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. Its financial statements are translated into U.S. dollars using current or historical rates, as appropriate, with translation gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheet.

      The aggregate foreign transaction exchange gains (losses) included in determining income before income taxes were $362,000, $(48,000) and $35,000 in fiscal 2007, 2006 and 2005, respectively.

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

Accounting for Stock Options

     The Financial Accounting Standards Board issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted SFAS No. 123R at the beginning of fiscal 2007 using the modified prospective application method. Accordingly, periods prior to fiscal 2007 were not restated. Under this adoption method, the Company records stock-based compensation expense for all awards granted on or after the date of adoption of SFAS No. 123R and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company's stock-based compensation relates to stock options awarded to employees and directors and restricted stock awarded to directors.

     In the financial statements of periods prior to fiscal 2007, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As a result of adopting SFAS No. 123R, $496,000 of such excess tax benefits have been classified as a financing cash inflow in the accompanying consolidated statement of cash flows for fiscal 2007.

     Prior to fiscal 2007, the Company applied the provisions of APB No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123."

     The following table details the effect on net income and earnings per share assuming compensation expense had been recorded in the consolidated statement of operations during fiscal years 2006 and 2005 using the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation". Amounts are shown in thousands except per share amounts.

                                           Year ended
                                          February 28,
                                      -------------------
                                       2006         2005
                                      ------       ------
  Net income as reported             $14,562       $8,076

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                        (1,832)      (1,647)
                                      ------        -----
  Pro forma net income               $12,730       $6,429
                                      ======        =====
  Earnings per share:
     Basic -
       As reported                      $.64         $.38
       Pro forma                        $.56         $.30

     Diluted -
       As reported                      $.62         $.36
       Pro forma                        $.54         $.29


      Included in the $1,832,000 stock-based employee compensation expense for fiscal 2006 was $607,000 expense, net of tax, pertaining to 82,125 options granted in February and April 2004 at exercise prices of $14.76 and $13.52 for which the vesting was accelerated in February 2006. These options were granted to employees who are not officers and directors of the Company. The Board of Directors authorized the acceleration of vesting of these out-of-the-money options to avoid the recognition of this expense in future financial statements.


Recent Authoritative Pronouncements

      In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year
Financial Statements", which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 as of the end of fiscal year 2007. The adoption of SAB No. 108 had no significant impact on the Company's fiscal 2007 financial position and results of operations.

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

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.

Note 2 - ACQUISITIONS

Dataradio Acquisition
---------------------

      On May 26, 2006, the Company completed the acquisition of Dataradio Inc. ("Dataradio"), a privately held Canadian company. Under the terms of the acquisition agreement dated May 9, 2006, the Company acquired all capital stock of Dataradio for a cash payment of Canadian $60.1 million, or U.S. $54,291,000 at the effective Canadian Dollar (CAD $) to U.S. Dollar exchange rate on May 26, 2006. This acquisition expands the Company's wireless data communications business for public safety and Machine-to-Machine (M2M) applications. It also furthers the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets.

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

      For financial reporting purposes the operations of Dataradio are included in the Company's Products Division business segment. Dataradio's operations are included in the accompanying fiscal 2007 consolidated statement of operations for the 40-week period from May 26, 2006 to February 28, 2007.

      Dataradio is currently focused in three primary business lines: wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules.

      The purchase price allocation for the Dataradio acquisition is as follows (in thousands):


      Purchase price paid in cash                                     $54,291
      Direct costs of acquisition                                         474
                                                                       ------
      Total cost of acquisition                                       $54,765

      Fair value of net assets acquired:
        Current assets (including cash of $6,711)             $20,306
        Property and equipment                                    927
        Intangible assets:
          Developed/core technology                 $6,980
          Customer relationships                     3,750
          Contracts backlog                          1,480
          Tradename                                  3,880
          In-process research and
            development ("IPR&D")                    6,850
                                                     -----
        Total intangible assets                                22,940
        Current liabilities                                    (8,749)
        Deferred tax liabilities, net                          (5,980)
        Long-term liabilities                                    (317)
                                                               ------
      Total fair value of net assets acquired                          29,127
                                                                       ------
      Goodwill                                                        $25,638
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

      The $6,850,000 allocated to IPR&D in the purchase price allocation above was charged to expense following the acquisition. IPR&D consists of next generation products for fixed and mobile wireless applications. For purposes of valuing IPR&D, it was assumed that: (i) these products would be introduced in 2007; (ii) annual revenue in 2007 through 2011 would range between $4.2 million and $12.6 million for fixed wireless products, and between $6.7 million and $13.9 million for mobile wireless products; (iii) annual revenues from the fixed wireless products and mobile wireless products are allocated 75% and 80%, respectively, to IPR&D and 25% and 20%, respectively, to core technology; (iv) the gross margin percentage would range between 58% and 60% for fixed wireless products, and between 61% and 66% for mobile wireless products; and (v) the operating margin in years 2007 through 2011 is approximately 26% for fixed wireless products and 32% for mobile wireless products. The projected after-tax cash flows were then present valued using a discount rate of 25%.

      The following is supplemental pro forma information presented as if the acquisition of Dataradio had occurred at the beginning of each of the respective periods. The pro forma financial information is not necessarily indicative of what the Company's actual results of operations would have been had Dataradio been included in the Company's consolidated financial statements for all of the periods ended February 28, 2007 and 2006. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands, except per share data)

                                     Year Ended              Year Ended
                                 February 28, 2007       February 28, 2006
                               --------------------     -------------------
                                  As         Pro           As         Pro
                               reported     forma       reported     forma
                               --------    --------     --------    -------
  Revenue                     $222,339    $231,775      $217,493   $247,273

  Net (loss) income           $(31,188)   $(24,306)     $ 14,562   $ 13,628

  Net (loss) income per share:
    Basic                     $  (1.34)    $ (1.04)     $   0.64   $   0.60
    Diluted                   $  (1.34)    $ (1.04)     $   0.62   $   0.58

      The pro forma adjustments for the year ended February 28, 2007 consist of adding Dataradio's estimated results of operations for the 13-week period ended May 26, 2006, because Dataradio is included in the "As reported" amounts for the 40-week period from the May 26, 2006 acquisition date to February 28, 2007. The pro forma adjustments for the year ended February 28, 2006 consist of adding Dataradio's results of operations for the 12 months ended January 31, 2006.

      The pro forma financial information for both periods presented above reflects the following:

* Additional amortization expense of approximately $746,000 and $2,984,000 for the years ended February 28, 2007 and 2006, respectively, related to the estimated fair value of identifiable intangible assets from the purchase price allocation; and

* Additional interest expense and amortization of debt issue costs in the total amount of approximately $494,000 and $1,976,000 for the years ended February 28, 2007 and 2006, respectively, related to the incremental new bank borrowings to fund part of the Dataradio purchase price.

      The unaudited pro forma financial information above excludes the following material, non-recurring charges or credits recorded by CalAmp or Dataradio in the quarter ended May 31, 2006:

* A charge for IPR&D of $6,850,000 related to the Dataradio acquisition;

* A foreign currency hedging gain of $689,000 realized by CalAmp in connection with the acquisition of Dataradio; and

* A charge for Dataradio employee bonuses and related employer payroll taxes in the aggregate amount of $5,355,000, recorded as an expense in Dataradio's pre-acquisition statement of operations, for incentives paid by Dataradio to its workforce upon consummating the sale of Dataradio to CalAmp.


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

      Revenues and cost of sales generated by the MRM product line are included in the accompanying fiscal 2007 consolidated statement of operations for the 40-week period from May 26, 2006 to February 28, 2007.

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

      The purchase price allocation for the TechnoCom product line acquisition is as follows (in thousands):


     Purchase price paid in cash                      $2,439
     Direct costs of acquisition                          47
                                                      ------
     Total cost of acquisition                         2,486

     Fair value of net assets acquired:
       Inventories                              $ 290
       Intangible assets:
         Developed/core technology                980
         Customer relationships                   810
         Contracts backlog                        310
         Covenants not to compete                 170
                                                -----
       Total fair value of net assets acquired         2,560
                                                      ------
     Negative goodwill                               $   (74)
                                                      ======

      The negative goodwill of $74,000 is included in Other Accrued Liabilities in the consolidated balance sheet at February 28, 2007. Pro forma information on this acquisition has not been provided because the effects are not material to the Company's consolidated financial statements.


Skybility Acquisition
---------------------

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

      Skybility's operations are included in the accompanying fiscal 2006 consolidated statement of operations for the 45-week period from April 18, 2005 to February 28, 2006.

      The acquisition of Skybility was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential, and diversifying the Company's business and customer base beyond its current dependence on the two major U.S. DBS system operators.

      The Company acquired the business of Skybility, its inventory, fixed assets, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $4,829,000 and agreed to make a future cash payment if certain financial performance targets during the 12-month period ending April 18, 2006 were attained. These performance targets were not met.

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


Vytek Acquisition
-----------------

      On April 12, 2004, the Company acquired Vytek Corporation, a privately held company headquartered in San Diego, California. Vytek was a provider of technology integration solutions involving a mix of professional services and proprietary software and hardware products, serving the needs of enterprise customers and original equipment manufacturers.

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

      The Company entered into an escrow agreement with a designated representative of the selling stockholders of Vytek and an independent escrow agent. Under the terms of the escrow agreement, the 854,700 shares of CalAmp's common stock deposited into the escrow account were to serve as security for potential indemnity claims by the Company under the acquisition agreement. The acquisition agreement provided that in the event Vytek's balance sheet as of the acquisition date reflected working capital (as defined in the acquisition agreement) of less than $4 million, then CalAmp could recover such deficiency from the escrow account (the "Working Capital Adjustment"). In November 2004, the Company and the selling stockholders of Vytek reached an agreement on the final Working Capital Adjustment of $4,907,000, which equated to 628,380 shares of CalAmp's common stock based on its average share price (as defined in the acquisition agreement). These 628,380 shares were canceled and were returned to the status of authorized, unissued shares. In November 2005, the escrow agent sold 1,444 shares from the escrow account to pay for the legal fees of the Vytek Stockholder Representative. As of February 28, 2006, there were 224,876 shares of CalAmp's common stock remaining in the escrow account. In April 2006, as permitted by the terms of the escrow agreement, the Vytek Stockholder Representative directed the escrow agent to sell 46,000 shares of common stock from the escrow account. The net cash proceeds of approximately $523,000 were deposited to the escrow account. Also in April 2006, to resolve certain indemnification issues which had been in dispute, the Company and the Vytek Stockholder Representative entered into an agreement whereby the escrow agent paid the Company $480,000 in cash from the escrow account. The escrow agent also paid legal fees of the Vytek Stockholder Representative and the remaining cash and common stock in the escrow account was released to the selling stockholders of Vytek in June 2006.

      The common shares deposited to the escrow account were, for accounting purposes, treated as contingent consideration, and accordingly were excluded from the purchase price determination until April 2006 when the remaining escrow fund assets became distributable to the Vytek selling stockholders, as described above. The release of the escrow fund assets was recorded as additional goodwill in the amount of $2,052,000 during fiscal 2007.

      The goodwill that resulted from the Vytek acquisition in the original amount of $71,896,000 was apportioned between the Company's two reporting units (the Products Division and the Solutions Division) because both reporting units were expected to benefit from the synergies of the merger. An independent valuation specialist was engaged to perform this goodwill apportionment analysis. This analysis resulted in an apportionment of the total Vytek acquisition goodwill to the Products Division and the Solutions Division in the amounts of $36,847,000 and $35,049,000, respectively.

      The goodwill arising from the Vytek acquisition is not deductible for income tax purposes.

      The $471,000 allocated to in-process research and development in the purchase price allocation above was charged to expense immediately following the acquisition.


NOTE 3 - INVENTORIES

      Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2007            2006
                                      -------          ------
Raw materials                         $21,256         $14,375
Work in process                           505             380
Finished goods                          3,968           3,524
                                      -------         -------
                                      $25,729         $18,279
                                      =======         =======


NOTE 4 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following (in thousands):
                                            February 28,
                                      -----------------------
                                        2007            2006
                                      -------          ------
Leasehold improvements                $ 1,425         $ 1,415
Plant equipment and tooling            19,099          15,434
Office equipment, computers
 and furniture                          4,994           5,751
                                      -------         -------
                                       25,518          22,600
Less accumulated depreciation
 and amortization                     (19,210)        (17,162)
                                      -------         -------
                                      $ 6,308         $ 5,438
                                      =======         =======


Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in goodwill of each reporting unit are as follows (in thousands):

                                  Products   Solutions      Total
                                  --------   ---------    ---------
Balance as of February 28, 2004   $ 20,938    $    -       $ 20,938
Goodwill from Vytek acquisition
 (see Note 2)                       36,847      35,049       71,896
                                  --------   ---------    ---------
Balance as of February 28, 2005     57,785      35,049       92,834
Realized deferred tax assets
 from Vytek acquisition					(1,219)      (1,219)
Removal of goodwill associated
 with the sale of assets                -         (230)        (230)
Other change		                -            1            1
                                  --------   ---------     --------
Balance as of February 28, 2006     57,785      33,601       91,386

Distribution of escrow shares
 as additional purchase price
 for the 2004 Vytek acquisition      1,052       1,000        2,052
Goodwill associated
 with Dataradio acquisition         25,638          -        25,638
Impairment writedown                    -      (29,012)     (29,012)
Other changes	                     100        (163)         (63)
                                  --------   ---------     --------
Balance as of February 28, 2007   $ 84,575    $  5,426     $ 90,001
                                  ========   =========     ========

      Impairment tests of goodwill associated with the Products Division and the Solutions Division are conducted annually as of December 31 and April 30, respectively. The annual Products Division tests conducted in the last three fiscal years indicated no impairment of that division's goodwill.

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

      In connection with the second step of the Solutions Division goodwill impairment test, fair value was allocated to tangible net assets and to recognized intangible assets as of the test date. There were no unrecognized intangible assets as of the testing date. The undiscounted future net cash flows of the recognized intangible assets were less than their carrying amount, which indicated that the assets were impaired. Accordingly, the Company recognized an impairment loss of $836,000 related to these intangible assets. The $29,848,000 impairment loss recognized in fiscal 2007 is the sum of the $29,012,000 impairment of goodwill and the $836,000 impairment of intangible assets.

       Factors that led to the impairment of goodwill and other intangible assets of the Solutions Division as of April 30, 2006 include the following:

* Throughout fiscal 2006, the quarterly revenue of the Solutions Division had not been growing, but instead was declining due to the loss of key customers and management's decision to exit low margin business with certain other customers in order to reduce operating losses in this division. During fiscal 2006, the Company forecasted that it would be able to replace these customers with new business to grow revenues and make the Solutions Division profitable. However, the Solutions Division was unable to book sufficient new business to reverse the decline in revenue and this situation, along with the continued sluggish revenue performance in the first quarter of fiscal 2007, led Company management to conclude that the revenue projection for fiscal 2007 and later years as reflected in the prior year's goodwill impairment test conducted as of April 30, 2005 was not achievable.

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

      Intangible assets are comprised as follows (in thousands):

                            February 28, 2007           February 28, 2006
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5-7 yrs. $12,992   $3,816   $9,176   $5,032   $1,561   $3,471
Customer lists  5-7 yrs.   6,680    1,848    4,832    2,120      601    1,519
Contracts
 backlog        1 yr.      1,790    1,378      412      995      995       -
Covenants not
 to compete     4-5 yrs.     491      148      343      721      457      264
Licensing right 2 yrs.       200      200       -       200      150       50
Tradename        N/A       3,880       -     3,880       -        -        -
                          ------   ------   ------   ------   ------   ------
                         $26,033   $7,390  $18,643   $9,068   $3,764   $5,304
                          ======   ======   ======   ======   ======   ======

      Amortization expense of intangible assets was $4,185,000, $1,871,000 and $1,693,000 for the years ended February 28, 2007, 2006 and 2005, respectively.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2008              $3,542,000
                 2009              $3,130,000
                 2010              $2,578,000
                 2011              $1,996,000
                 2012              $1,660,000
                 Thereafter        $1,857,000



NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2007            2006
                                                    ------          ------
Bank term loan payable and working capital
 line of credit with US Bank, repaid in
 full in May 2006                                   $    -         $ 7,642
Term loan with Bank of Montreal                      34,250             -
Capital lease obligations					    8             37
                                                    -------        -------
Total debt                                           34,258          7,679
Less portion due within one year                     (2,944)        (2,168)
                                                    -------        -------
Long-term debt                                      $31,314        $ 5,511
                                                    =======        =======

      The Company's credit agreement with U.S. Bank National Association ("US Bank") was terminated during fiscal 2007.

      On May 26, 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

      The Company initially borrowed $35 million under the term loan and $3 million under the line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with US Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition as described in Note 2. In the fiscal 2007 third quarter, the Company made a principal repayment of $750,000 on the term loan and repaid in full the $3,000,000 principal balance of the line of credit. At February 28, 2007, $2,375,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit, and $7,625,000 was available to borrow.

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
                          ----------
                         $34,250,000
                         ===========

      At the Company's option, borrowings under the Credit Agreement bear interest at bank's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. Under the Credit Agreement, the Company is also obligated to pay a commitment fee on the unused portion of the $10 million line of credit. During fiscal 2007, the commitment fee amounted to $14,000.

      The Credit Agreement contains certain financial covenants and ratios that the Company is required to maintain, including a fixed charge coverage ratio of not less than 1.50, a leverage ratio of not more than 2.75, and minimum net worth of at least $141,394,000. At February 28, 2007, the Company was in compliance with all such covenants.

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


Contractual Cash Obligations

      Following is a summary of the Company's contractual cash obligations as of February 28, 2007 (in thousands):

                    Future Cash Payments Due by Fiscal Year
                    ---------------------------------------
  Contractual                                                 There-
  Obligations        2008   2009    2010     2011     2012    after    Total
---------------     ------ ------  ------   ------   ------   ------  ------

Debt              $ 2,936  $4,893  $6,850  $ 8,807   $10,764      -   $34,250
Capital leases          9      -       -        -         -       -         9
Operating leases    2,420   2,209   1,654    1,526       382      23    8,214
Purchase
 obligations       38,397      35      -        -         39      -    38,471
                  -------  ------  ------   ------   ------    -----   ------
Total contractual
 cash obligations $43,762  $7,137  $8,504  $10,333   $11,185   $  23  $80,944
                  =======  ======  ======   ======    ======   =====   ======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

      Rent expense under operating leases was $2,545,000, $2,291,000 and $2,363,000 for fiscal years 2007, 2006 and 2005, respectively.


NOTE 7 - INCOME TAXES

      The Company's income (loss) before income taxes consists of the following (in thousands):
                                           Year ended February 28,
                                     ---------------------------------
                                       2007         2006         2005
                                     -------       ------       ------
        Domestic                    $(27,929)     $24,319      $13,089
        Foreign                         (478)         110         (161)
                                    --------      -------      -------
                                    $(28,407)     $24,429      $12,928
                                    ========      =======      =======

     The tax provision consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2007         2006         2005
                                      ------       ------       ------
Current:
  Federal                            $   363      $ 2,056      $   185
  State                                  114          265          200
  Foreign                                 29          151         (121)
                                     -------       ------       ------
  Total current                          506        2,472          264
                                     -------       ------       ------
Deferred:
  Federal                              2,179        4,082        2,940
  State                                 (694)       2,155        1,202
                                     -------      -------      -------
  Total deferred                       1,485        6,237        4,142
                                     -------      -------      -------
Charge in lieu of taxes
 attributable to tax benefit
 from stock options and warrants         790        1,158          446
                                     -------      -------      -------
                                     $ 2,781      $ 9,867      $ 4,852
                                     =======      =======      =======

      Differences between the income tax provision and income taxes computed using the statutory U.S. federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2007         2006         2005
                                      ------       ------       ------
Income tax at U.S. statutory
 federal rate (35% in 2007 and
 2006 and 34% in 2005)               $(9,942)     $ 8,550      $ 4,395
State income taxes, net of
 federal income tax effect               255        1,350          800
Foreign taxes                            192          113          (66)
In-process research and development    2,398           -           160
Impairment of goodwill                10,154           -            -
Valuation allowance reductions            -            -          (630)
Other, net                              (276)        (146)         193
                                     -------      -------      -------
                                     $ 2,781      $ 9,867      $ 4,852
                                     =======      =======      =======

      The components of the net deferred income tax asset (liability) at February 28, 2007 and 2006 for U.S. income tax purposes are as follows (in thousands):

                                             February 28,
                                       ----------------------
                                        2007            2006
                                       ------          ------
Inventory reserve                     $   537          $  838
Allowance for doubtful accounts           192              82
Warranty reserve                          507             194
Compensation and vacation accruals        486             170
Goodwill amortization                  (2,863)         (2,267)
Depreciation and amortization of
 other intangible assets                  753             (90)
Capitalized R&D cost amortization         135             227
Stock-based compensation                  781             -
Net operating loss carryforward         1,283           8,272
Financial accounting basis of net
 assets of acquired companies
 different than tax basis              (7,152)         (1,841)
Research and development credits        2,490             982
Other tax credits                       1,690           1,277
Other, net                                188             383
                                      -------          ------
                                         (973)          8,227
Valuation allowance                    (1,841)         (1,841)
                                      -------          ------
Net deferred tax asset (liability)     (2,814)          6,386

Less current portion                    4,637           4,042
                                      -------          ------
Non-current portion                   $(7,451)         $2,344
                                      =======          ======

     The Company also has deferred tax assets for Canadian income tax purposes arising from the acquisition of Dataradio amounting to $3,375,000 at February 28, 2007 which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. Of this total Canadian deferred tax assets amount, $2,196,000 existed at the time of the Dataradio acquisition in May 2006 and $1,179,000 arose subsequent to the acquisition. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets at February 28, 2007. If in the future a portion or all of the $3,375,000 valuation allowance for the Canadian deferred tax assets is no longer deemed to be necessary, reductions of the valuation allowance up to $2,196,000 will decrease the goodwill balance associated with the Dataradio acquisition, and reductions of the valuation allowance in excess of $2,196,000 will reduce the income tax provision.

      At February 28, 2007, the Company had an aggregate net deferred tax credit balance of $2,814,000. The current portion of this amount is a deferred tax asset of $4,637,000 and the noncurrent portion is a deferred tax liability of $7,451,000. The noncurrent portion of deferred income taxes is comprised primarily of (i) a deferred tax liability of $4,878,000 associated with acquired intangible assets of Dataradio and (ii) a deferred tax liability of $2,863,000 related to goodwill arising from certain acquisitions in prior years that is amortizable for income tax purposes but not for financial reporting purposes.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. At February 28, 2007, the Company has a deferred tax asset valuation allowance of $1,841,000 relating to the assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     At February 28, 2007, the Company had net operating loss carryforwards ("NOLs") of approximately $10.4 million and $17.7 million for federal and state purposes, respectively. The federal NOLs expire at various dates through fiscal 2023, and the state NOLs expire at various dates through fiscal 2014.

      As of February 28, 2007, the Company had foreign tax credit carryforwards of $633,000 expiring at various dates through 2013 and research and development tax credit carryforwards of $1,566,000 and $1,421,000 for federal and state income tax purposes, respectively, expiring at various dates through 2027.

      The Company has not provided withholdings and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because such earnings are or will be reinvested indefinitely in such subsidiaries or will be approximately offset by credits for foreign taxes paid. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.


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

      The following table summarizes the option activity for fiscal years 2007, 2006 and 2005 (in thousands except dollar amounts):

                                                      Weighted
                                     Number of         Average
                                      Options       Option Price
                                     --------        --------
Outstanding at February 28, 2004      2,578           $10.05
Granted                                 762             9.44
Assumed in Vytek acquisition            149            42.87
Exercised                              (309)            3.41
Forfeited or expired                   (536)           18.25
                                      -----           ------
Outstanding at February 28, 2005      2,644           $10.46
Granted                                 743             6.21
Exercised                              (516)            4.43
Forfeited or expired                   (248)           14.16
                                      -----           ------
Outstanding at February 28, 2006      2,623           $10.09

Granted                                 667            12.23
Exercised                              (341)            4.10
Forfeited or expired                   (488)           15.99
                                      -----           ------
Outstanding at February 28, 2007      2,461           $10.33
                                      =====           ======
Exercisable at February 28, 2007      1,370           $11.16
                                      =====           ======

      Changes in the shares of the Company's nonvested restricted stock during the year ended February 28, 2007 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                     Number of        Average
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2006         -            $   -
Granted                                  24             6.51
Vested                                   -                -
Forfeited                                (4)            6.51
                                      -----
Outstanding at February 28, 2007         20           $ 6.51
                                      =====

	At February 28, 2007, there were 1,694,101 award units available for grant under the 2004 Plan. The grant of one stock option is equal to one award unit. In the event other forms of equity awards, such as restricted stock units (RSUs) or shares of restricted stock, are granted under the 2004 Plan, they will reduce the amount of award units available to grant under the 2004 Plan at the rate of 1.2 award units for each RSU or share of restricted stock granted.

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           Year ended February 28,
     Black-Scholes                    --------------------------------
Valuation Assumptions (1)              2007         2006         2005
------------------------              ------       ------       ------
Expected life (years) (2)                6            5             5
Expected volatility (3)               69%-81%      68%-95%      135%-136%
Risk-free interest rates (4)         4.6%-5.2%    3.9%-4.6%     3.3%-4.8%
Expected dividend yield                  0%           0%            0%

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

      The weighted average fair value for stock options granted in fiscal years 2007, 2006 and 2005 (2005 excludes the options and warrants assumed in the Vytek acquisition) was $8.63, $4.51 and $8.06, respectively.

      The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of February 28, 2007 was 6.7 years and $4.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of February 28, 2007 was 5.3 years and $3.4 million, respectively. The total intrinsic value for stock options exercised during the year ended February 28, 2007 was $1,463,000. Net cash proceeds from the exercise of stock options for the year ended February 28, 2007 was $1,397,000 and the associated income tax benefit was $568,000 for that same time period.

      Stock-based compensation expense for the year ended February 28, 2007 was $2,213,000. Such expense is included in the following captions of the consolidated statement of operations:

    Cost of revenues                         $  114
    Research and development                    265
    Selling                                     263
    General and administrative                1,571
                                             ------
                                             $2,213
                                             ======

     As of February 28, 2007, there was $5.9 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock. That cost is expected to be recognized over a weighted-average remaining vesting period of 3.0 years.


Preferred Stock Purchase Rights

      At February 28, 2007, 23,595,091 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


Note 9 - EARNINGS PER SHARE

      Following is a summary of the calculation of basic and diluted weighted average shares outstanding for fiscal 2007, 2006 and 2005 (in thousands):

                                               Year ended February 28,
                                          --------------------------------
                                           2007         2006         2005
                                          ------       ------       ------
Weighted average shares:
  Basic weighted average number
      of common shares outstanding        23,353       22,605       21,460

  Effect of dilutive securities:
    Stock options                            -            628          632
    Shares held in escrow			   -            182          101
                                          ------       ------       ------
  Diluted weighted average number
      of common shares outstanding        23,353       23,415       22,193
                                          ======       ======       ======

      Options outstanding at February 28, 2007 were excluded from the computation of diluted earnings per share for the year then ended because the Company reported a year-to-date net loss and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).

      Outstanding stock options in the amount of 533,000 and 836,000 at February 28, 2006 and 2005, respectively, which had exercise prices ranging from $10.49 to $304.67 and $7.95 to $304.67, respectively, were not included in the computation of diluted earnings per share for the years then ended because the exercise price of these options was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

      In connection with the acquisition of Vytek, at February 28, 2006, 224,876 shares of common stock were held in an escrow account to satisfy indemnification claims by the Company as further described in Note 2 herein. These shares held in escrow were excluded from the basic weighted average number of common shares outstanding. However, the dilutive impact of these shares was included in the diluted weighted average number of common shares outstanding in 2006 and 2005.


NOTE 10 - OTHER FINANCIAL INFORMATION

      "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2007         2006         2005
                                      ------       ------       ------

Interest paid                        $ 1,964      $  453        $ 462

Income taxes paid (net
  refunds received)                  $(1,364)     $2,721        $  78


      Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2007         2006         2005
                                      ------       ------       ------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition               $ 2,052      $   -        $   -

Fair value of Company common
 stock received as consideration
 from the sale of assets              $    -       $   190      $   -

Company common stock issued
 from escrow fund to reimburse
 legal fees of the Vytek
 Stockholder Representative           $    -       $    16      $   -

Issuance of common stock and
 assumption of stock options and
 warrants as consideration for
 acquisition of Vytek Corporation,
 net of common stock held in escrow   $    -       $     -      $83,384


Valuation and Qualifying Accounts

      Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

                                    Charged
                     Balance at   (credited)                           Balance
                      beginning  to costs and                           at end
                      of period    expenses    Deductions    Others  of period
                      ---------    --------    ---------    --------- --------

Allowance for doubtful accounts:
-------------------------------
    Fiscal 2005          211          192         (236)       310 (1)     477
    Fiscal 2006          477          (71)        (203)        -          203
    Fiscal 2007          203          116          (56)        84 (2)     347

Warranty reserve:
----------------
    Fiscal 2005          159          234         (514)       867 (1)     746
    Fiscal 2006          746          223         (492)        -          477
    Fiscal 2007          477        1,708         (981)        91 (2)   1,295


	(1) These represent amounts of allowances and reserves pertaining to the assets acquired from Vytek.

      (2) These represent amounts of allowances and reserves pertaining to the assets acquired from Dataradio.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

      The Company leases the building that houses its corporate office, Products Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Products Division leases small facilities in California, Minnesota and France. In connection with the May 2006 acquisition of Dataradio, the Company assumed facility leases in Canada, Minnesota and Georgia. The Solutions Division leases offices in California. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.

DBS Product Field Performance Issues

     During fiscal 2007, the Company received notification from Echostar, its largest customer, that it was encountering field performance issues with a DBS product that the Company shipped during calendar years 2004 through 2006. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issues were the result of a deterioration of the laminate material used in the printed circuit boards of these products. During fiscal 2007, Echostar returned approximately 250,000 units to the Company for testing and possible rework, the majority of which were received by the Company during the fourth quarter of fiscal 2007. An additional 113,000 units have been returned by Echostar to the Company subsequent to fiscal 2007, and it is possible that additional units may be returned to the Company in the future.

     From the time the problem was isolated to the laminate material until March 2007, the Company worked with the supplier of the laminate material and with Echostar to identify a corrective action. Notwithstanding these efforts, on March 26, 2007 the laminate supplier filed a Complaint for Declaratory Relief in the State of Massachusetts in which it claimed that it is not responsible for the field performance issues of these DBS products.

     Also in March 2007, the Company learned that Echostar had awarded its orders for this DBS product for future requirements beginning in June 2007 to other suppliers. The Company believes that the field performance issues were the primary reason for the loss of this business. The Company has continued to work with Echostar to mitigate the impact of these performance issues and to identify and implement a corrective action plan. The Company believes that this matter will adversely affect its sales volume with Echostar for fiscal 2008.

     On May 16, 2007, the Company filed a lawsuit against the laminate supplier in the U.S. District Court for the Central District of California for negligence, strict product liability, intentional misrepresentation and negligent interference with prospective economic advantage, among other causes of action.

     The Company has established a warranty reserve as of February 28, 2007 that it believes is adequate to cover the resolution of these field performance issues with Echostar. However, if the ultimate resolution of this matter causes the reserve amount to be exceeded, it could have a material adverse effect on the Company's financial position and results of operations.

NOTE 12 - LEGAL PROCEEDINGS

      A lawsuit was filed against the Company on September 15, 2006 by CN Capital, the seller of the assets of Skybility which the Company acquired in April 2005. The lawsuit contends that the Company owes CN Capital approximately $1.6 million under the earn-out provision of the Skybility Asset Purchase Agreement dated April 18, 2005. On February 26, 2007, the Company filed a cross-complaint against CN Capital for breach of contract, negligent interference with prospective economic advantage, and contract rescission. The Company believes the lawsuit filed by CN Capital is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying financial statements for this matter.

     In addition to the foregoing matter, the Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

      Information by business segment is as follows:

                        Year Ended                                   Year Ended
                     February 28, 2007                          February 28, 2006
              ------------------------------------      ------------------------------------
             Operating Segments                         Operating Segments
             -------------------                        -------------------
             Products  Solutions                        Products  Solutions
             Division   Division  Corporate  Total      Division   Division  Corporate  Total
             --------   -------   -------    -----      --------   ------    -------   -----
Revenues:
  Products    $211,474 $  2,972             $214,446    $196,908  $ 4,363             $201,271
  Services       1,730    6,163                7,893        -      16,222               16,222
               -------    -----              -------     -------   ------              -------
  Total       $213,204 $  9,135             $222,339    $196,908  $20,585             $217,493
               ======    ======              =======     =======   ======              =======
Gross profit:
  Products    $ 45,207 $  2,627             $ 47,834    $ 45,589  $ 3,349             $ 48,938
  Services         330    1,237                1,567        -       3,808                3,808
               -------   ------              -------     -------    -----              -------
  Total       $ 45,537 $  3,864             $ 49,401    $ 45,589  $ 7,157             $ 52,746
               =======  =======              =======     =======    =====              =======
Gross margin:
  Products       21.4%     88.4%                22.3%      23.2%    76.8%                24.3%
  Services       19.1%     20.1%                19.9%       -       23.5%                23.5%
  Total          21.4%     42.3%                22.2%      23.2%    34.8%                24.3%

Operating
 income
 (loss)       $  9,800 $(32,928)  $(5,853) ($ 28,981)   $ 31,361  $(3,190)  $(4,278)  $ 23,893
               =======  =======     =====    =======      ======    =====    ======     ======

Identifiable
 assets       $219,095  $10,608   $   -     $229,703    $162,128  $42,218   $    -    $204,346
               =======   ======     =====    =======     =======   ======    ======    =======

                         Year Ended
                     February 28, 2005
             ------------------------------------
             Operating Segments
             -------------------
             Products  Solutions
             Division   Division  Corporate   Total
             -------    ------     -------    -----
Revenues:
  Products    $194,835   $ 5,263             $200,098
  Services        -       19,929               19,929
               -------    ------              -------
  Total       $194,835   $25,192             $220,027
               =======    ======              =======
Gross profit:
  Products    $ 35,765   $ 1,179             $ 36,944
  Services        -        4,434                4,434
               -------     -----              -------
  Total       $ 35,765   $ 5,613             $ 41,378
               =======     =====              =======
Gross margin:
  Products       18.4%     22.4%                18.5%
  Services         -       22.2%                22.2%
  Total          18.4%     22.3%                18.8%

Operating
 income
 (loss)       $ 25,316   $(8,051)  $(4,217)  $ 13,048
               =======     =====    ======    =======
Identifiable
 assets       $150,996   $45,759   $   -     $196,755
               =======    ======    ======    =======

      The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries for the CEO, CFO and several other corporate staff members, and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and board of director fees and expenses.

      The Company does not have significant long-lived assets outside the United States.

      The Company's revenues were derived mainly from customers in the United States, which represented 94%, 95% and 97% of consolidated revenues in fiscal 2007, 2006 and 2005, respectively.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2007 and 2006 (in thousands, except percentages and per share data):

                                        Fiscal 2007
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter      Total
                  -------     -------      -------      -------     ------
Revenues          $46,313     $57,934      $61,092      $57,000   $222,339
Gross profit       10,927      14,011       12,702       11,761     49,401
Gross margin         23.6%       24.2%        20.8%        20.6%      22.2%
Net income(loss)  (34,051)      1,235          896          732    (31,188)
Net income (loss)
 per diluted share  (1.47)       0.05         0.04         0.03      (1.34)

                                        Fiscal 2006
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Revenues          $47,580     $57,661      $64,463      $47,789    $217,493
Gross profit       10,698      13,415       16,464       12,169      52,746
Gross margin         22.5%       23.3%        25.5%        25.5%       24.3%
Net income          1,977       3,681        5,439        3,465      14,562
Net income per
 diluted share       0.09        0.16         0.23         0.15        0.62

     The net loss in the fiscal 2007 first quarter is the result of the Solutions Division impairment loss of $29,848,000 and the IPR&D write-off of $6,850,000 associated with the acquisition of Dataradio.

Note 15 - RELATED PARTY TRANSACTIONS

      Dataradio leases its facility in Montreal from a lessor that is controlled by Dataradio's former President, who is now an employee of the Company. The Company believes that the terms of this facility lease are commercially reasonable and comparable to market terms.


NOTE 16 - SUBSEQUENT EVENTS

      In March 2007, the Company split the Products Division into two separate operating units: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, MRM, M2M and CalAmp's legacy wireless businesses other than DBS. The Company plans to use these two new divisions, and the existing Solutions Division, as its reporting segments commencing with the fiscal 2008 first quarter ending May 31, 2007.

      On March 16, 2007, the Company acquired Aircept, a vehicle tracking business, from AirIQ Inc., a Canadian company ("AirIQ"), for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aircept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. Aircept, which has approximately 35 employees, will become part of the Company's new Wireless DataCom Division. Aircept had revenues of approximately $15 million and a gross profit margin of approximately 35% during calendar 2006.

      On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $8.1 million cash. The source of funds for the purchase price was the Company's cash on hand. Smartlink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure needs. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink generated unaudited revenues of approximately $2.9 million during the trailing 12 month period ended March 31, 2007. SmartLink is currently in the process of deploying its platform for several important customers including Solano County, Calif., the U.S. Department of Justice in San Francisco and Grand Bahama Power Company. Depending on the size and scope of a deployment, a SmartLink system sale generates revenues in the range of one hundred thousand dollars to several million dollars. CalAmp expects significant revenue growth for the Smartlink business during the next 12 months based on the current backlog of approximately $3.5 million and additional expected near-term deployments. CalAmp will transition SmartLink's operations in Connecticut to its Dataradio facilities in Montreal, Canada and Atlanta, Georgia over the next several months. Smartlink will become part of the Company's new Wireless DataCom Division.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 28, 2007, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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

      Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

      The following information will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 1, 2007 and is incorporated herein by reference in response to this item:

* Information regarding directors of the Company who are standing for reelection.

* Information regarding the Company's Audit Committee and designated "audit committee financial experts".

* Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.


ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 1, 2007 is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 1, 2007 is incorporated herein by reference in response to this item.

      Securities Authorized for Issuance under Equity Compensation Plans

      At February 28, 2007, the Company had four stock option plans, the "1989 Plan", the "1999 Plan", the "2000 Plan" and the "2004 Plan". Options to purchase the Company's common stock have been granted to both employees and non-employee directors. Options can no longer be granted under the 1989, 1999 and 2000 Plans. The 1989, 1999 and 2004 Plans were approved by the Company's stockholders. The 2000 Plan and outstanding employee stock options thereunder were assumed by the Company in connection with the acquisition of Vytek on April 12, 2004.

     Further information about these plans is set forth in Note 8 to the consolidated financial statements. Certain information about the plans is as follows:

             Number of                              Number of securities
         securities to be     Weighted-average    remaining available for
           issued upon        exercise price       future issuance under
           exercise of        of outstanding        equity compensation
           outstanding           options,             plans (excluding
        options, warrants      warrants and        securities reflected in
           and rights             rights              the first column)
           -----------          ----------             -------------
            2,461,000             $10.33                 1,694,000
           ===========          ==========             =============


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 1, 2007 is incorporated herein by reference in response to this item.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on August 1, 2007 is incorporated herein by reference in response to this item.


                                 PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Report:

     1. The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:


                                                            Form 10-K
                                                             Page No.
                                                             --------
        Management's Report on Internal Control Over
         Financial Reporting                                    36

        Reports of Independent Registered Public
         Accounting Firm                                        37-39

        Consolidated Balance Sheets                             40

        Consolidated Statements of Operations                   41

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income (Loss)                        42

        Consolidated Statements of Cash Flows                   43

        Notes to Consolidated Financial Statements              44


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

         3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

         4.1 Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent (filed herewith).

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

         10.     Material Contracts:

         (i)     Other than Compensatory Plan or Arrangements:

         10.1 Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for a facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31,
                 2003).

         10.2 Credit Agreement dated as of May 26, 2006 between and among the Company, certain subsidiaries of the Company and Bank of Montreal as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 2, 2006).

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

         10.6 CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (filed herewith).

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


(c) Other Financial Statement Schedules.     None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2007.

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

      Signature                      Title                      Date


 /s/ Richard Gold         Chairman of the                    May 17, 2007
______________________    Board of Directors             ___________________
   Richard Gold


 /s/ Arthur Hausman       Director                           May 17, 2007
______________________                                   ___________________
   Arthur Hausman


/s/ A.J. Moyer            Director                           May 17, 2007
______________________                                   ___________________
   A.J. Moyer


/s/ Thomas Pardun         Director                           May 17, 2007
______________________                                   ___________________
   Thomas Pardun


 /s/ Frank Perna, Jr.     Director                           May 17, 2007
______________________                                   ___________________
   Frank Perna, Jr.


 /s/ Fred M. Sturm        President, Chief Executive         May 17, 2007
______________________    Officer and Director           ___________________
   Fred M. Sturm          (principal executive officer)


 /s/ Richard Vitelle      VP Finance, Chief Financial        May 17, 2007
______________________    Officer and Treasurer          ___________________
   Richard Vitelle        (principal accounting officer)



79