Form 10-Q
period 2007-06-02
CalAmp Corp.
filed 2007-07-17
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       June 2, 2007
                                          _________________

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

The registrant had 23,627,091 shares of Common Stock outstanding as of July 6, 2007.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                       May 31,   February 28,
                                                        2007         2007
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $ 11,138     $ 37,537
   Accounts receivable, less allowance for
    doubtful accounts of $1,371 and $347 at May 31,
    2007 and February 28, 2007, respectively            25,647       38,439
   Inventories                                          28,311       25,729
   Deferred income tax assets                            2,087        4,637
   Prepaid expenses and other current assets             8,657        7,182
                                                      --------     --------
          Total current assets                          75,840      113,524
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               6,572        6,308
Deferred income tax assets, less current portion         7,331          -
Goodwill                                               106,283       90,001
Other intangible assets, net                            30,225       18,643
Other assets                                             1,062        1,227
                                                      --------     --------
                                                      $227,313     $229,703
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 33,519     $  2,944
   Accounts payable                                     15,742       26,186
   Accrued payroll and employee benefits                 3,348        3,478
   Accrued warranty costs                                7,425        1,295
   Other current liabilities                            11,347        2,799
   Deferred revenue                                      6,324        1,935
                                                      --------     --------
          Total current liabilities                     77,705       38,637
                                                      --------     --------
Long-term debt, less current portion                       -         31,314
Deferred income tax liabilities                            -          7,451
Other non-current liabilities                            8,382        1,050

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 23,607 and 23,595 shares issued
    and outstanding at May 31, 2007 and
    February 28, 2007, respectively                        236          236
   Additional paid-in capital                          139,860      139,175
   Retained earnings                                     1,638       13,000
   Accumulated other comprehensive loss                   (508)      (1,160)
                                                      --------     --------
          Total stockholders' equity                   141,226      151,251
                                                      --------     --------
                                                      $227,313     $229,703
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                     Three Months Ended
                                                           May 31,
                                                     -------------------
                                                       2007        2006
                                                     -------     -------
Revenues:
  Product sales                                      $ 45,207   $ 43,756
  Service revenues                                      2,237      2,557
                                                      -------    -------
    Total revenues                                     47,444     46,313
                                                      -------    -------
Cost of revenues:
  Cost of product sales                                50,888     32,967
  Cost of service revenues                              1,268      2,419
                                                      -------    -------
    Total cost of revenues                             52,156     35,386
                                                      -------    -------
Gross profit (loss)                                    (4,712)    10,927
                                                      -------    -------
Operating expenses:
  Research and development                              4,763      2,565
  Selling                                               2,686      1,771
  General and administrative                            3,557      2,813
  Intangible asset amortization                         1,897        401
  Write-off of acquired in-process
   research and development                               310      6,850
  Impairment loss                                          -      29,848
                                                      -------    -------

Total operating expenses                               13,213     44,248
                                                      -------    -------

Operating loss                                        (17,925)   (33,321)
                                                      -------    -------
Non-operating income (expense):
  Interest income                                         179        533
  Interest expense                                       (623)      (232)
  Other, net                                             (139)       660
                                                      -------    -------
Total non-operating income (expense)                     (583)       961
                                                      -------    -------

Loss before income taxes                              (18,508)   (32,360)

Income tax benefit (provision)                          7,146     (1,691)
                                                      -------    -------

Net loss                                             $(11,362)  $(34,051)
                                                      =======    =======
Loss per share:
  Basic                                              $  (0.48)  $  (1.47)
  Diluted                                            $  (0.48)  $  (1.47)

Shares used in per share
 calculations:
   Basic                                               23,600     23,131
   Diluted                                             23,600     23,131

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)
                                                         Three Months Ended
                                                               May 31,
                                                       ---------------------
                                                         2007          2006
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(11,362)     $(34,051)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                        2,659         1,119
    Stock-based compensation expense                       486           420
    Excess tax benefit from stock-based
     compensation expense                                  (49)         (199)
    Write-off of in-process research and development       310         6,850
    Impairment loss                                        -          29,848
    Deferred tax assets, net                           (12,147)          441
    Gain on sale of investment                            (331)           -
Changes in operating assets and liabilities:
      Accounts receivable                               13,918         4,639
      Inventories                                       (2,094)       (6,787)
      Prepaid expenses and other assets                  1,361        (3,374)
      Accounts payable                                 (11,138)        5,027
      Accrued liabilities                               17,812           672
      Deferred revenue                                     894            87
    Other                                                   (2)           31
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  317         4,723
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (516)         (798)
  Proceeds from sale of property and equipment               4            17
  Proceeds from sale of investment                       1,045           -
  Acquisition of Aircept                               (19,367)          -
  Acquisition of assets of SmartLink                    (7,944)          -
  Acquisition of Dataradio, net of cash acquired           -         (47,999)
  Acquisition of assets of TechnoCom product line          -          (2,478)
  Proceeds from Vytek escrow fund distribution             -             480
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                  (26,778)      (50,778)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             -          38,000
  Debt repayments                                         (739)       (7,651)
  Proceeds from exercise of stock options                  141           389
  Excess tax benefit from stock-based
   compensation expense                                     49           199
                                                       -------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (549)       30,937
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    611           114
                                                       -------       -------
Net change in cash and cash equivalents                (26,399)      (15,004)
Cash and cash equivalents at beginning of period        37,537        45,783
                                                       -------       -------

Cash and cash equivalents at end of period            $ 11,138      $ 30,779
                                                       =======       =======

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MAY 31, 2007 and 2006


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications products that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is a supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless data communications solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications, and critical infrastructure and process control applications.

     In March 2007, the Company split the Products Division into two separate operating units: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, the TechnoCom Mobile Resource Management (MRM) product line, CalAmp's legacy wireless businesses other than DBS, and the operations of Aircept and SmartLink that were acquired in the fiscal 2008 first quarter, as discussed in Note 2.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2007, a 53-week year, fell on March 3, 2007. Fiscal 2008, a 52-week year, will end on March 1, 2008. The first quarter of fiscal year 2008 ended on June 2, 2007 and consisted of 13 weeks of operations. The first quarter of fiscal year 2007 ended on June 3, 2006 and consisted of 14 weeks of operations. In the accompanying consolidated financial statements, the 2007 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 17, 2007.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2007 and its results of operations for the three months ended May 31, 2007 and 2006. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - RECENT ACQUISITIONS

Aircept
-------

     On March 16, 2007, the Company acquired Aircept, a wireless vehicle tracking business, from AirIQ Inc., a Canadian company, for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aircept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. Aircept, which has approximately 35 employees, became part of the Company's new Wireless DataCom Division. Aircept had revenues of approximately $15 million and a gross profit margin of approximately 35% during its calendar 2006 year.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2008. Following is a preliminary purchase price allocation (in thousands):

     Purchase price paid in cash                                   $19,000
     Direct costs of acquisition                                       367
                                                                   -------
     Total cost of acquisition                                      19,367

     Fair value of net assets acquired:
       Current assets                                      $ 3,615
       Property and equipment                                  275
       Other assets                                             55
       Intangible assets:
         Developed/core technology                 $4,970
         Customer lists                             1,730
         Contracts backlog                            530
         Covenants not to compete                     510
                                                    -----
         Total intangible assets                             7,740
       Current liabilities                                  (3,909)
                                                            ------
     Total fair value of net assets acquired                         7,776
                                                                   -------
     Goodwill                                                      $11,591
                                                                   =======

    The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

* Aircept is the market leader for this product and the associated services.
* Aircept offers an end-to-end solution comprised of hardware, hosted application software and wireless data services. This brings core competencies to CalAmp that can be leveraged across other business units.

    The goodwill arising from the Aircept acquisition is expected to be deductible for income tax purposes.

    Pro forma financial information on this acquisition has not been provided because the effects are not material to the Company's consolidated financial statements.


SmartLink
---------

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $7.9 million cash. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure applications. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink became part of the Company's new Wireless DataCom Division. CalAmp plans to combine SmartLink's operations in Connecticut with its Dataradio facilities in Montreal, Canada and Atlanta, Georgia over the next several months.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2008. Following is a preliminary purchase price allocation (in thousands):

     Purchase price paid in cash                                   $ 7,900
     Direct costs of acquisition                                        44
                                                                   -------
     Total cost of acquisition                                       7,944

     Fair value of net assets acquired:
       Current assets                                      $   717
       Property and equipment                                  208
       Intangible assets:
         Developed/core technology                 $3,730
         Customer lists                               910
         Contracts backlog                            740
         In-process research and
           development ("IPR&D")                      310
                                                    -----
         Total intangible assets                             5,690
       Current liabilities                                  (1,866)
                                                            ------
     Total fair value of net assets acquired                         4,749
                                                                   -------
     Goodwill                                                      $ 3,195
                                                                   =======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

* SmartLink has a competitively positioned unique product for the large public safety mobile voice communications market.
* SmartLink's public safety mobile voice products and systems are complementary to Dataradio's public safety mobile data communications business.
* SmartLink's products have high gross margins.

     The $310,000 allocated to IPR&D in the preliminary purchase price allocation above was charged to expense immediately following the acquisition.

     The goodwill arising from the SmartLink acquisition is expected to be deductible for income tax purposes.

     Pro forma financial information on this acquisition has not been provided because the effects are not material to the Company's consolidated financial statements.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                              May 31,      February 28,
                                               2007            2007
                                              ------         -------
       Raw materials                         $22,511         $21,256
       Work in process                           225             505
       Finished goods                          5,575           3,968
                                             -------         -------
                                             $28,311         $25,729
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As further described in Note 1 and Note 13, in March 2007 the Company split the Products Division into two separate operating units: the Satellite Division and the Wireless DataCom Division. The Products Division goodwill balance as of February 28, 2007 was allocated to Satellite Division and Wireless DataCom Division on the basis of the relative fair values of these two new divisions after specifically allocating the goodwill arising from the Dataradio acquisition to the Wireless DataCom Division.

     Changes in goodwill of each reporting unit during the three months ended May 31, 2007 are as follows (in thousands):

                                            Wireless
                                 Satellite  DataCom      Solutions
                                 Division   Division      Division    Total
                                 --------   ---------    ---------  --------
Balance as of February 28, 2007  $ 46,619    $ 37,956     $  5,426  $ 90,001
Goodwill associated with
  Aircept acquisition                 -        11,591          -      11,591
Goodwill associated with
  SmartLink acquisition               -         3,195          -       3,195
Goodwill associated with
  TechnoCom acquisition               -         2,205          -       2,205
Goodwill associated with
  Dataradio acquisition               -          (609)         -        (609)
Other changes                         -          (100)         -        (100)
                                 --------   ---------     --------   --------
Balance as of May 31, 2007       $ 46,619   $  54,238     $  5,426   $106,283
                                  ========   =========     ========  ========

     The $2.2 million increase in goodwill associated with the TechnoCom acquisition represents an earn-out amount payable in cash for this May 2006 acquisition based on the level of sales achieved in the first 12 months following the acquisition. This amount is included in other accrued liabilities in the consolidated balance sheet at May 31, 2007.

     Impairment tests of goodwill associated with the Satellite Division and Wireless DataCom Division are conducted annually as of December 31. The annual impairment test of the Solutions Division goodwill is conducted as of April 30. The Company used a market approach to calculate the fair value of the Solutions Division as of April 30, 2007, which resulted in the determination that there was no impairment of the Solutions Division goodwill as of that date.

     Other intangible assets are comprised as follows (in thousands):

                          May 31, 2007           February 28, 2007
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----    -------   ------  -------   -------   ------  -------
Developed/core
 technology     5-7 yrs. $21,932   $4,672  $17,260   $12,992   $3,816  $ 9,176
Customer lists  5-7 yrs.   9,440    2,206    7,234     6,680    1,848    4,832
Contracts
 backlog        1 yr.      3,059    2,015    1,044     1,790    1,378      412
Covenants not
 to compete     4-5 yrs.   1,001      194      807       491      148      343
Tradename        N/A       3,880       -     3,880     3,880       -     3,880
                         -------   ------  -------   -------   ------  -------
                         $39,312   $9,087  $30,225   $25,833   $7,190  $18,643
                         =======   ======  =======   =======   ======  =======

      Amortization expense of intangible assets was $1,897,000 and $451,000 for the three months ended May 31, 2007 and 2006, respectively, and is reported in the accompanying consolidated statements of operations in operating expenses except for $50,000 that is included in cost of revenues for the three months ended May 31, 2006.

     Amortization expense by business segment is as follows:

                                            Three Months Ended
                                                 May 31,
                                           -------------------
                                             2007       2006
                                           --------   --------

 Wireless DataCom Division                 $  1,744   $    160
 Solutions Division                             153        291
                                           --------   --------
                                           $  1,897   $    451
                                           ========   ========

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2008 (remainder)  $5,132,000
                 2009              $5,664,000
                 2010              $5,019,000
                 2011              $4,438,000
                 2012              $4,091,000
                 Thereafter        $2,001,000


Note 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility
--------------------

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company initially borrowed $35 million under the term loan and a $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition. In the fiscal 2007 third quarter, the Company repaid in full the $3 million principal balance of the line of credit. At May 31, 2007, $2,975,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The maturity date of the line of credit is May 26, 2011. The term loan repayment schedule provides that principal is payable in quarterly installments on the last day of March, June, September and December in each year with a final payment of $8,563,000 on May 26, 2011. However, as a result of the event of default described below, all term loan principal has been classified as a current liability in the accompanying balance sheet at May 31, 2007.

     At the Company's option, borrowings under the Credit Agreement bear interest at the Bank of Montreal's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. The Credit Agreement also provides that the interest rate on borrowings will be increased by 2.0% during any period in which an event of default exists.

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

     The net loss of $11.4 million in the first quarter of fiscal 2008, which is primarily attributable to a $16 million charge discussed in Note 14 below, has caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility thereunder until the Company is able to obtain a waiver from its lenders and/or an amendment of the credit agreement. The Company has notified its lenders and is in discussions with them to resolve the issue. Because the lenders will have the right to call the loan until such time that a waiver is obtained, $30 million of debt previously classified as a long-term liability has been reclassified to current liabilities in the accompanying consolidated balance sheet as of May 31, 2007.


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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted
FIN 48 at the beginning of the fiscal 2008 first quarter. As a result of adopting FIN 48, the Company: (i) increased deferred income tax assets and income taxes payable by $5.0 million each; and (ii) increased income taxes receivable and reduced goodwill by $609,000 each. After giving effect to the adoption of FIN 48, the balance of unrecognized tax benefits totaled $5.9 million. If recognized, $2.1 million of unrecognized tax benefits would be recorded as a reduction in income tax expense and $3.8 million would be recorded as a reduction in goodwill.

     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of interest expense in the consolidated statement of operations. Accrued interest and penalties totaled $35,000 as of May 31, 2007.

     The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1999 and earlier are no longer subject to examination by U.S. federal, state and foreign tax authorities. Certain income tax returns for fiscal years 2000 through 2007 remain open to examination by U.S federal, state or foreign tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At May 31, 2007, the Company had an aggregate deferred tax asset balance of $9,418,000. The current portion of the deferred tax asset is $2,087,000 and the noncurrent portion is $7,331,000.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. At May 31, 2007, the Company has a deferred tax asset valuation allowance of $1,841,000 relating to the assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The Company also has deferred tax assets for Canadian income tax purposes arising from the acquisition of Dataradio amounting to $3,874,000 at May 31, 2007, which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. Of this total Canadian deferred tax assets amount, $2,437,000 existed at the time of the Dataradio acquisition in May 2006 and $1,437,000 arose subsequent to the acquisition. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets at May 31, 2007. If in the future a portion or all of the $3,874,000 valuation allowance for the Canadian deferred tax assets is no longer deemed to be necessary, reductions of the valuation allowance up to $2,437,000 will decrease the goodwill balance associated with the Dataradio acquisition, and reductions of the valuation allowance in excess of $2,437,000 will reduce the income tax provision.

     The effective income tax rate was 38.6% and (5.2%) in the quarters ended May 31, 2007 and 2006, respectively. Excluding the items that were treated as not deductible in computing book-basis income tax expense (impairment loss of $29,848,000 and IPR&D write-off of $6,850,000), the effective income tax rate for the quarter ended May 31, 2006 was 39.0%.


Note 7 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.

     The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share were the same. Options outstanding at May 31, 2007 and 2006 were excluded from the computation of diluted earnings per share for the three month periods then ended because the Company reported a net loss in such periods and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 8 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three months ended May 31, 2007 and 2006 (in thousands):

                                           Three Months Ended
                                                 May 31,
                                           -------------------
                                             2007       2006
                                           --------   --------
 Net loss                                  $(11,362)  $(34,051)

 Foreign currency translation
   adjustments                                  697        114
 Realized gain on
   available-for-sale investments               (45)        -
                                           --------   --------
 Comprehensive loss                        $(10,710)  $(33,937)
                                           ========   ========


Note 9 - STOCK-BASED COMPENSATION

     Stock-based compensation expense for the three months ended May 31, 2007 and 2006 was $486,000 and $420,000, respectively. Such expense is included in the following captions of the consolidated statement of operations (in thousands):
                                            Three Months Ended
                                                 May 31,
                                            -------------------
                                              2007        2006
                                            -------      ------
    Cost of revenues                        $   20      $   30
    Research and development                    60          41
    Selling                                     71          44
    General and administrative                 335         305
                                            ------      ------
                                            $  486      $  420
                                            ======      ======

      Changes in the Company's outstanding stock options during the three months ended May 31, 2007 were as follows:

                                                                   Weighted
                                     Number of    Weighted          Average        Aggregate
                                      Options      Average         Remaining       Intrinsic
                                      (000s)   Exercise Price  Contractual Term     Value
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2007      2,461       $10.33
Granted                                  15       $ 8.52
Exercised                               (32)      $ 4.42
Forfeited or expired                   (151)      $ 9.53
                                      -----
Outstanding at May 31, 2007           2,293       $10.45            6.4 years     $ 576,000
                                      =====
Exercisable at May 31, 2007           1,603       $10.77            5.5 years     $ 576,000
                                      =====

     There were no changes in the shares of the Company's nonvested restricted stock during the three months ended May 31, 2007.

                                                     Weighted
                                    Number of         Average
                                      Shares        Grant-Date
                                      (000s)        Fair Value
                                     --------       ----------
Outstanding at February 28, 2007
   and May 31, 2007                       20          $ 6.51

     As of May 31, 2007, there was $4.7 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.6 years.

Note 10 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated revenues for the three months ended May 31, 2007 or 2006, as a percent of consolidated revenues, are as follows:


                          Three months ended
                                May 31,
                           ----------------
             Customer       2007      2006
             --------      ------    ------
                A           25.4%     56.3%
                B           22.4%     10.8%
                C           17.1%      7.0%


     Accounts receivable from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                            May 31,   Feb. 28,
                             2007       2007
                            ------     ------
                A             5.0%      30.6%
                B             9.1%      24.4%
                C            33.8%      16.4%

     Customers A and B are customers of the Company's Satellite Division. Customer C is a customer of the Company's Wireless DataCom Division. See
Note 14 for discussion of relationship with a key DBS customer.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods up to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The Company also adjusts its liability to include amounts that are estimable and probable based on known product defects. Activity in the warranty liability for the three months ended May 31, 2007 and 2006 is as follows (in thousands):

                                         Three months ended
                                               May 31,
                                         -----------------
                                          2007       2006
                                        -------      ----
      Balance at beginning of period    $ 1,295      $477
      Charged to costs and expenses      13,674       387
      Deductions                           (190)     (189)
                                        -------      ----
      Balance at end of period          $14,779      $675
                                        =======      ====

     Warranty expense for the three months ended May 31, 2007 includes a charge of approximately $13 million for the cost of estimated warranty repairs to correct a product performance issue involving a DBS customer, as further described in Note 14. The cash impact of the warranty costs is anticipated to occur over the next several years. Of the $14,779,000 accrued warranty costs at May 31, 2007, $7,354,000 was classified as other non-current liabilities in the accompanying consolidated balance sheet.

Note 12 - OTHER FINANCIAL INFORMATION

          "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):
                                       Three months ended
                                             May 31,
                                      -------------------
                                       2007         2006
                                      ------       ------
Interest paid                         $ 587         $ 112
Income taxes paid (net
  refunds received)                   $ (26)        $  14


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                       Three months ended
                                             May 31,
                                      -------------------
                                       2007         2006
                                      ------       ------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition              $   -        $ 2,052


Note 13 - SEGMENT INFORMATION

     As described in Note 1, the Company changed the structure of its reporting segments at the beginning of the fiscal 2008 first quarter. The Products Division was split into Satellite Division and Wireless DataCom Division. This new structure is consistent with how management evaluates the performance of its operations. This new structure will also provide greater focus on CalAmp's growing wireless data communications business and provide
its investors with greater visibility.   The Company reassigned the assets
and liabilities of the Products Division into two new segments - Satellite and Wireless DataCom, except for goodwill associated with the Products Division which was allocated to each new segment by using the relative fair value allocation approach. The fair value of each segment was determined using the discounted cash flow approach. This change in reporting segment triggered an impairment test of the allocated goodwill of the two new segments as of the beginning of the fiscal 2008 first quarter. The results of the impairment test indicated no impairment of goodwill at that time.

     Segment information for the three months ended May 31, 2007 and 2006 is as follows (dollars in thousands):

                      Three months ended May 31, 2007:
                                  Operating Segments
                          -----------------------------------
                                       Wireless
                          Satellite    DataCom      Solutions
                          Division     Division     Division     Corporate       Total
                          --------     --------     --------     ---------     --------
 Revenues                 $ 23,032     $ 23,362     $  1,050     $ 47,444

 Gross profit (loss)      $(13,917)    $  8,531     $    674     $ (4,712)

 Gross margin               (60.4%)       36.5%        64.2%        (9.9%)

 Operating loss           $(15,231)    $  (646)     $   (695)      $(1,353)   $ (17,925)


      The Satellite Division negative gross profit of $13,917,000 and operating loss of $15,231,000 in the three months ended May 31, 2007 include a $16 million charge for estimated expenses to correct a product performance issue involving a DBS customer, as further described in Note 14.

                            Three months ended May 31, 2006:
                                  Operating Segments
                          -----------------------------------
                                       Wireless
                          Satellite    DataCom      Solutions
                          Division     Division     Division     Corporate       Total
                          --------     --------     --------     ---------     --------
 Revenues                 $ 34,091     $ 8,866      $  3,356                   $ 46,313

 Gross profit             $  6,924     $ 3,163      $    840                   $ 10,927

 Gross margin                20.3%       35.7%         25.0%                      23.6%


 Operating income (loss)  $  5,233     $(6,090)     $(31,182)      $(1,282)   $ (33,321)


     The Wireless DataCom Division operating loss in the three months ended May 31, 2006 includes a charge of $6,850,000 to write-off in-process research and development costs associated with the Dataradio acquisition. The Solutions Division operating loss in the three months ended May 31, 2006 includes an impairment charge of $29,848,000.

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of executive officers other than division presidents, other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.


Note 14 - COMMITMENTS AND CONTINGENCIES

Product Performance Issue with Key DBS Customer
------------------------------------------------

     During fiscal 2007, the Company received notification from one of its DBS customers of a field performance issue with a DBS product that the Company began shipping in September 2004. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products.

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 214,000 units have been returned by this customer subsequent to fiscal 2007, and it is likely that additional units will be returned to the Company in the future. In addition to returning product, in late May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

     During the fiscal 2007 fourth quarter, CalAmp increased its accrued warranty costs by $500,000 for this matter. This amount was predicated on the customer accepting a planned corrective action procedure that CalAmp had developed for existing and projected future product returns. Under this planned corrective action, CalAmp expected that the field performance issue could be resolved by retuning the circuitry as a lower cost alternative to replacing certain parts and materials.

     At a meeting with the DBS customer on July 5, 2007, the customer expressed concern that the Company's proposed rework approach for the previous generation products that involved retuning the circuitry would not adequately resolve the performance issue and that ultimately certain parts, including the radio frequency board assembly, would need to be replaced. Consequently, CalAmp now believes that the corrective action plan will be significantly more extensive than previously contemplated. While it is not possible to fully quantify the ultimate financial impact on CalAmp of completely satisfying its customer's requirements pending final resolution of all issues, CalAmp expects to incur additional expenses of $16 million for which the Company has taken a charge in its fiscal 2008 first quarter. This charge represents the Company's best estimate of additional expenses associated with warranty repairs, inventory modifications and reserving for materials that are expected to be unusable, and assumes that the customer accepts the revised corrective procedure that is currently under discussion and that the quantity of product returns approximates CalAmp's estimate of the probable return scenario. These additional expenses encompass activities such as:

* Extending corrective measures to cover all products returned within three years of initial shipment that utilize the aforementioned laminate;
* Performing substantial corrective measures on older generation products by replacing the PCB material and components; and
* Reserving for materials that are expected to be unusable.

     While the Company believes that $16 million is the best estimate of the additional expenses necessary to resolve this matter based on the facts and circumstances of which the Company is currently aware, no assurances can be given that the final charges will not materially increase from current estimates.

     The $16 million charge is included in cost of revenues for the quarter ended May 31, 2007. Of this amount, approximately $1.6 million is a reduction of inventories, approximately $1.3 million is an increase in other accrued liabilities, and the remainder is an increase in accrued warranty costs.

     The $16 million charge and resulting loss for the quarter has caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further in Note 5.

Other Contingencies
-------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, inventory valuation, product warranties, deferred income taxes and uncertain tax positions, and the valuation of long-lived assets and goodwill. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for 65% of the Company's total revenue for the three months ended May 31, 2007 and 48% of the Company's net accounts receivable balance as of May 31, 2007. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described under Results of Operations below, the Company recorded a charge of $16 million for the quarter ended May 31, 2007 that represents management's best estimate of additional costs and expenses associated with warranty repairs, inventory modifications and reserving for materials that are expected to be unusable to resolve a product performance issue with a key DBS customer. Of this amount, approximately $1.6 million is a reduction of inventories, approximately $1.3 million is an increase in other accrued liabilities, and the remainder is an increase in accrued warranty costs.

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

     As further described under Results of Operations below, the Company recorded a charge of $16 million for the quarter ended May 31, 2007 that represents management's best estimate of additional costs and expenses associated with warranty repairs, inventory modifications and reserving for materials that are expected to be unusable to resolve a product performance issue with a key DBS customer. Of this amount, approximately $13 million represents an increase in the warranty reserve for this matter.

     Deferred Income Taxes and Uncertain Tax Positions

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. As a result of adopting FIN 48, as of the end of the fiscal 2008 first quarter the Company:
(i) increased deferred income tax assets and income taxes payable by $5.0 million each; and (ii) increased income taxes receivable and reduced goodwill by $609,000 each.

     At May 31, 2007, the Company had an aggregate deferred tax asset balance of $9,418,000. The current portion of the deferred tax asset is $2,087,000 and the noncurrent portion is $7,331,000.

     Vytek, which was acquired by the Company in April 2004, has tax loss carryforwards and other tax assets that the Company believes will be utilizable to some extent in the future, subject to change of ownership limitations pursuant to Section 382 of the Internal Revenue Code and to the ability of the combined post-merger company to generate sufficient taxable income to utilize the benefits before the expiration of the applicable carryforward periods. At May 31, 2007, the Company has a deferred tax asset valuation allowance of $1,841,000 relating to the assets acquired in the Vytek purchase. If in the future a portion or all of the $1,841,000 valuation allowance is no longer deemed to be necessary, reductions of the valuation allowance will decrease the goodwill balance associated with the Solutions Division. Conversely, if in the future the Company were to change its realization probability assessment to less than 50%, the Company would provide an additional valuation allowance for all or a portion of the net deferred income tax asset, which would increase the income tax provision.

     The Company also has deferred tax assets for Canadian income tax purposes arising from the acquisition of Dataradio amounting to $3,874,000 at May 31, 2007, which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. Of this total Canadian deferred tax assets amount, $2,437,000 existed at the time of the Dataradio acquisition in May 2006 and $1,437,000 arose subsequent to the acquisition. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets at May 31, 2007. If in the future a portion or all of the $3,874,000 valuation allowance for the Canadian deferred tax assets is no longer deemed to be necessary, reductions of the valuation allowance up to $2,437,000 will decrease the goodwill balance associated with the Dataradio acquisition, and reductions of the valuation allowance in excess of $2,437,000 will reduce the income tax provision.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At May 31, 2007, the Company had $106.3 million in goodwill and $30.2 million in net purchased intangible assets on its balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually or more frequently if indicators of impairment arise. Goodwill of the Satellite Division and Wireless DataCom Division is tested for impairment as of December 31 each year. Goodwill of the Solutions Division is tested annually for impairment on April 30.

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

     The Solutions Division goodwill impairment test conducted as of April 30, 2007, which utilized a market-based approach to determine fair value, indicated that no impairment exists as of that date. As a result of the Solutions Division goodwill impairment test conducted as of April 30, 2006, the Company recorded impairment charges on goodwill and other intangible assets of the Solutions Division of $29,012,000 and $836,000, respectively.

     Recent Authoritative Pronouncements

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


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2007, a 53-week year, fell on March 3, 2007. Fiscal 2008, a 52-week year, will end on March 1, 2008. The first quarter of fiscal 2008 ended on June 2, 2007 and consisted of 13 weeks of operations. The first quarter of fiscal year 2007 ended on June 3, 2006 and consisted of 14 weeks of operations. In the accompanying consolidated financial statements, the 2007 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Overview:

     CalAmp is a provider of wireless communications products that enable anytime/anywhere access to critical information, data and entertainment content. CalAmp is a supplier of direct broadcast satellite (DBS) outdoor customer premise equipment to the U.S. satellite television market. The Company also provides wireless data communications solutions for the telemetry and asset tracking markets, private wireless networks, public safety communications, and critical infrastructure and process control applications.

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

     Also on May 26, 2006, the Company acquired the mobile-resource management (MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues in excess of $3,100,000 during the 12-month period following the acquisition. Pursuant to this provision, at May 31, 2007, the Company accrued an earn-out payment of approximately $2.2 million which is included in other accrued liabilities in the consolidated balance sheet at that date.

     In March 2007, the Company split the Products Division into two separate operating units: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, the MRM product line, CalAmp's legacy wireless businesses other than DBS, and the operations of Aircept and SmartLink that were acquired in the fiscal 2008 first quarter, as discussed below. Effective March 1, 2007, the beginning of the fiscal 2008 first quarter, the Company uses these two new divisions, and the existing Solutions Division, which is comprised of an urgent messaging software business, as its reporting segments. Segment information presented in this Form 10-Q for the first quarter of fiscal 2007 has been reclassified to present information on this new reporting segment basis.

     On March 16, 2007, the Company acquired Aircept, a vehicle tracking business, from AirIQ Inc., a Canadian company, for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aircept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. The results of operations of Aircept are included in the Company's Wireless DataCom reporting segment for the 11-week period from date of acquisition to the end of the fiscal 2008 first quarter. During this period Aircept generated revenues of $2.9 million and gross profit of approximately $700,000.

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $7.9 million cash. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure needs. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink is currently in the process of deploying its platform for several important customers including Solano County, Calif., the U.S. Department of Justice in San Francisco and Grand Bahama Power Company. Depending on the size and scope of a deployment, a SmartLink system sale generates revenues in the range of one hundred thousand dollars to several million dollars. The results of operations of SmartLink are included in the Company's Wireless DataCom reporting segment for the eight and one-half week period from date of acquisition to the end of the fiscal 2008 first quarter. During this period SmartLink generated revenues of $263,000 and gross profit of $56,000.

     Product Performance Issue with Key DBS Customer:

     During fiscal 2007, the Company received notification from one of its DBS customers of a field performance issue with a DBS product that the Company began shipping in September 2004. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products.

     In March 2007, the Company learned that the DBS customer had awarded its orders for future requirements of this product beginning June 2007 to other suppliers. The Company believes that the field performance issue was the primary reason for the loss of this business. The Company has continued to work with the customer to mitigate the impact of this performance issue and to identify and implement a corrective action plan.

     From the time the problem was isolated to the PCB laminate material until March 2007, the Company worked with the supplier of the laminate material and with the DBS customer to identify a corrective action. Notwithstanding these efforts, on March 26, 2007 the laminate supplier filed a Complaint for Declaratory Relief in the State of Massachusetts in which it claimed that it is not responsible for the field performance issue of these DBS products.

     On May 16, 2007, the Company filed a lawsuit against the PCB laminate supplier in the U.S. District Court for the Central District of California for negligence, strict product liability, intentional misrepresentation and negligent interference with prospective economic advantage, among other causes of action. CalAmp expects to vigorously pursue all legal options to recover its damages from that supplier.

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 214,000 units have been returned by this customer subsequent to fiscal 2007, and it is likely that additional units will be returned to the Company in the future. In addition to returning product, in late May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

     During the fiscal 2007 fourth quarter, CalAmp increased its accrued warranty costs by $500,000 for this matter. This amount was predicated on the customer accepting a planned corrective action procedure for the previous generation products that CalAmp had developed for existing and projected future product returns. Under this planned corrective action, CalAmp expected that the field performance issue could be resolved by retuning the circuitry as a lower cost alternative to replacing certain parts and materials.

     As a result of a meeting with the DBS customer on July 5, 2007, CalAmp anticipates that the customer will soon requalify the latest generation product that supports expanded HDTV content delivery. Also at this meeting the customer expressed concern that the Company's proposed rework approach for the previous generation products that involved retuning the circuitry would not adequately resolve the performance issue and that ultimately certain parts, including the radio frequency board assembly, would need to be replaced. Consequently, CalAmp now believes that the corrective action plan for previous generation products will be significantly more extensive than previously contemplated. While it is not possible to fully quantify the ultimate financial impact on CalAmp of completely satisfying its customer's requirements pending final resolution of all issues, CalAmp expects to incur additional expenses of $16 million for which the Company has taken a charge in its fiscal 2008 first quarter. This charge represents the Company's best estimate of additional expenses associated with warranty repairs, inventory modifications and reserving for materials that are expected to be unusable, and assumes that the customer accepts the revised corrective procedure for the previous generation products that are currently under discussion and that the quantity of product returns approximates CalAmp's estimate of the probable
return scenario.   While the Company believes that $16 million is the
best estimate of the additional expenses necessary to resolve this matter based on the facts and circumstances of which the Company is currently aware, no assurances can be given that the final charges will not materially increase from the current estimate. The cash impact of this charge is anticipated to occur over the next several years.

     As discussed above, in March 2007 the Company was notified by this customer that its future orders for a previous generation product had been awarded to other suppliers, and in late May 2007 the customer placed all orders on hold, including orders for the newest generation product. As a result, the Company believes that this matter will adversely affect its sales volume with this DBS customer for fiscal 2008 and possibly beyond.

     The $16 million charge and resulting loss for the quarter has caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further under Liquidity and Capital Resources below.

     Operating Results by Business Segment:

     The Company's revenue, gross profit (loss) and operating income (loss) by business segment are as follows:

                                         REVENUE BY SEGMENT
                                     Three months ended May 31,
                               ------------------------------------
                                     2007                 2006
                               ---------------      ---------------
                                         % of                 % of
    Segment                     $000s    Total       $000s    Total
  -----------                  -------   -----       ------   -----
Satellite Division             $23,032    48.6%     $34,091    73.6%
Wireless DataCom Division       23,362    49.2%       8,866    19.1%
Solutions Division               1,050     2.2%       3,356     7.3%
                                ------   -----       ------   -----
Total                          $47,444   100.0%     $46,313   100.0%
                                ======   =====       ======   =====


                                   GROSS PROFIT (LOSS) BY SEGMENT
                                     Three months ended May 31,
                              --------------------------------------
                                     2007                 2006
                              -----------------     ----------------
                                         % of                 % of
    Segment                      $000s   Total        $000s   Total
  -----------                 ---------  ------     -------   ------
Satellite Division            $(13,917)  295.4%     $ 6,924    63.4%
Wireless DataCom Division        8,531  (181.1%)      3,163    28.9%
Solutions Division                 674   (14.3%)        840     7.7%
                              --------   ------     -------   -----
Total                         $ (4,712)  100.0%     $10,927   100.0%
                              =========  ======     =======   ======


                                OPERATING INCOME (LOSS) BY SEGMENT
                                    Three months ended May 31,
                              ---------------------------------------
                                     2007                 2006
                              ------------------   ------------------
                                         % of                 % of
    Segment                      $000s   Sales        $000s   Sales
  -----------                 ---------  -------   ---------  -------
Satellite Division            $(15,231)  (32.1%)   $  5,233    11.3%
Wireless DataCom Division         (646)   (1.4%)     (6,090)  (13.1%)
Solutions Division                (695)   (1.5%)    (31,182)  (67.3%)
Corporate expenses              (1,353)   (2.8%)     (1,282)   (2.8%)
                              ---------  -------   ---------   ------
Total                         $(17,925)  (37.8%)   $(33,321)  (71.9%)
                              =========   ======    ========   ======

     The Satellite Division operating loss in the three months ended May 31, 2007 includes a $16 million charge for estimated expenses to correct a product performance issue involving a key DBS customer. The Wireless DataCom Division operating loss in the three months ended May 31, 2006 includes a charge of $6,850,000 to write-off in-process research and development costs associated with the Dataradio acquisition. The Solutions Division operating loss in the three months ended May 31, 2006 includes an impairment charge of $29,848,000. See Note 4 for details of amortization expense by business segment.

     Revenue

     Satellite Division revenue declined $11.1 million, or 32%, to $23,032,000 in the three months ended May 31, 2007 from $34,091,000 for the same period in the previous fiscal year. This decline was primarily attributable to the action taken by a key DBS customer to put on hold all orders with the Company, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer, as discussed above. Revenues from this customer in the three months ended May 31, 2007 were $14 million lower than the same period last year.

     Wireless DataCom Division revenue increased by $14.5 million, or 163%, to $23,362,000 in the first quarter of fiscal 2008 compared to the fiscal 2007 first quarter due to: (i) a $4.8 million increase in sales of radio modules to a Wireless DataCom customer in support of that customer's contract with the U.S. Department of Defense; (ii) a revenue increase of $7.3 million as a result of including Dataradio for the entire first quarter of fiscal 2008 compared to a one week period in the first quarter of fiscal 2007; and
(iii) the acquisition of Aircept in March 2007 and SmartLink in April 2007 that contributed revenues of $2.9 million and $263,000, respectively, to the fiscal 2008 first quarter.

     Revenue of the Solutions Division declined 69% to $1,050,000 in the quarter ended May 31, 2007 compared to the same period of the prior year because of the phase-out of various Solutions Division businesses after the first quarter of fiscal 2007.

     Gross Profit (Loss) and Gross Margins

     The Satellite Division negative gross profit of ($13,917,000) in the fiscal 2008 first quarter, which is $20.8 million less than the first quarter of last year, is primarily attributable to the $16 million charge for estimated expenses to correct a product performance issue with a key DBS customer. The remainder of the decline in Satellite Division gross profit is mainly due to the $11 million decline in revenue in the latest quarter compared to the first quarter of last year.

     Gross profit of the Wireless DataCom Division increased 170% to $8,531,000 in the latest quarter compared to the first quarter of last year, which is commensurate with the 163% revenue increase of this division. Wireless DataCom's gross margin increased slightly from 35.7% in the first quarter of fiscal 2007 to 36.5% in the first quarter of fiscal 2008.

     Solutions Division gross profit declined from $840,000 in the first quarter of last year to $674,000 in the latest quarter because of the nearly 70% decline in revenue. Gross margin improved from 25% last year to 64% this year because revenue in the latest quarter is comprised substantially of TelAlert urgent messaging software, which in the past had the highest gross margin performance of all of the Solutions Division's lines of business.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased by $2,198,000 to $4,763,000 in the first quarter of fiscal 2008 from $2,565,000 last year. Dataradio, which was included for only one week of the fiscal 2007 first quarter, accounted for most of this increase.

     Consolidated selling expenses increased by $915,000 to $2,686,000 in the first quarter this year from $1,771,000 last year. This increase is primarily due to the inclusion of Dataradio's selling expenses. As noted above, Dataradio was included for only one week in the fiscal 2007 first quarter.

     Consolidated general and administrative expenses ("G&A") increased by $744,000 to $3,557,000 in the first quarter of this year compared to the prior year. The acquisitions of Dataradio in May 2006, Aircept in March 2007 and SmartLink in April 2007 accounted for increased G&A of $1 million, while downsizing of the Solutions Division resulted in lowering G&A for this business segment by approximately $400,000 in the latest quarter compared to the first quarter of last year.

     Amortization of intangibles increased from $401,000 in the first quarter of last year to $1,897,000 in the first quarter of this year. The increase was primarily attributable to the acquisitions of Dataradio, the TechnoCom MRM product line, Aircept and SmartLink.

     The in-process research and development ("IPR&D") write-off declined from $6,850,000 in the first quarter of last year to $310,000 in the latest quarter. This difference is because last year's IPR&D write-off was related to the acquisition of Dataradio and this year's IPR&D write-off was related to the acquisition of SmartLink.

     The impairment loss of $29,848,000 recorded in the first quarter of last year was the result of the annual goodwill impairment test for the Solutions Division. There was no impairment charge in the first quarter of fiscal 2008.

     Operating Loss

     The operating loss in the first quarter of this year was $17,925,000, compared to an operating loss of $33,321,000 in the first quarter of last year. The operating loss last year is attributable primarily to the $29,848,000 impairment charge and the IPR&D write-off of $6,850,000. The operating loss in the first quarter of this year is primarily attributable to the $16 million charge for estimated expenses to correct a product performance issue with a key DBS customer.


     Non-Operating Income (Expense), Net

     Non-operating income (expense) changed by $1.5 million in total from the first quarter of last year to the first quarter of this year due to: (i) an increase in net interest expense of $745,000 because of lower invested cash and higher debt in fiscal 2008; and (ii) a gain of $689,000 last year on currency hedging activities in connection with the Dataradio acquisition, for which the purchase price was denominated in Canadian dollars.

     Income Tax Provision

     The effective income tax rate was 38.6% and (5.2%) in the quarters ended May 31, 2007 and 2006, respectively. Excluding the items that are not deductible in computing book-basis income tax expense (the total impairment loss of $29,848,000 and the IPR&D write-off of $6,850,000), the effective income tax rate for the first quarter of last year was 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $11,138,000 at May 31, 2007. During the quarter ended May 31, 2007, cash and cash equivalents decreased by $26.4 million. This decrease is comprised primarily of cash used for the Aircept and SmartLink acquisitions of $27.3 million, capital expenditures of $0.5 million and debt repayments of $0.7 million, partially offset by net cash provided by operating activities of $1.4 million and the effect of exchange rate changes on cash of $0.6 million.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio. In the fiscal 2007 third quarter, the Company repaid in full the $3 million principal balance of the line of credit. At May 31, 2007, $2,975,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The maturity date of the line of credit is May 26, 2011. The term loan repayment schedule provides that principal is payable in quarterly installments on the last day of March, June, September and December in each year with a final payment of $8,563,000 on May 26, 2011. However, as a result of the event of default described below, all term loan principal has been classified as a current liability in the accompanying balance sheet at May 31, 2007.

     At the Company's option, borrowings under the Credit Agreement bear interest at the Bank of Montreal's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR
Based Loans.   The Credit Agreement also provides that the interest rate on borrowings will be increased by 2.0% during any period in which an event of default exists.

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

     As discussed above, during the fiscal 2008 first quarter the Company recorded a charge of $16 million for warranty repairs and other costs to resolve a product performance issue with a key DBS customer. The cash impact of this $16 million charge is anticipated to occur over the next several years. The net loss of $11.4 million in the first quarter of fiscal 2008, which is primarily attributable to the $16 million charge, has caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility thereunder until the Company is able to obtain a waiver from its lenders and/or an amendment of the Credit Agreement. The Company has notified its lenders and is in discussions with them to resolve the issue.
In the near term the Company believes that it has sufficient liquidity such that the restriction on borrowing under the revolving credit facility will not adversely affect its operations. However, if the lenders are unwilling to agree to a waiver or an amendment or exercise their rights to accelerate borrowings outstanding under the credit agreement, the inability to borrow under the revolving credit facility and/or the acceleration of such indebtedness would materially adversely affect the Company's financial position and operations, including its ability to fund its currently anticipated working capital and capital expenditure needs. Furthermore, because the lenders will have the right to call the loan until such time that a waiver is obtained, $30 million of debt previously classified as a long-term liability has been reclassified to current liabilities in the accompanying consolidated balance sheet as of May 31, 2007. The lenders have not provided the Company with the written notice that would be required to accelerate the loan, and the Company believes that it will be able to obtain a waiver or amendment and avoid an acceleration of the bank loan. Nonetheless, no assurance can be given that the Company will be successful in obtaining a waiver or amendment, or that it will be able to avoid an acceleration of the bank loan.

     The Company believes that inflation and foreign currency exchange rates have not had a material effect on its operations. Although the acquisition of Dataradio has increased the Company's exposure to changes in foreign currency exchange rates, the Company believes that fiscal 2008 will not be impacted significantly by foreign exchange since a significant portion of the Company's sales will continue to be to U.S. markets, or to international markets where its sales are denominated in U.S. dollars.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's success at integrating its acquired businesses, the Company's success in obtaining a waiver from the lenders under its Credit Agreement of the event of default under the Credit Agreement, the Company's ability to successfully requalify with respect to the sale of newer generation products to one of its key DBS customers, the risk that the ultimate cost of resolving a product performance issue with a key DBS customer may exceed the amount of reserves established for that purpose, and other risks and uncertainties that are set forth under the "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2007 as filed with the Securities and Exchange Commission on May 17, 2007. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At May 31, 2007, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

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


ITEM 4.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")) as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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


Item 1A.  Risk Factors

     The reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2007, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. As a result of the recent developments discussed in Item 2 of Part I under "Product Performance Issue with Key DBS Customer", there are additional risks, namely the Company's success in obtaining a waiver from the lenders under its Credit Agreement of the event of default under the Credit Agreement, the Company's ability to successfully requalify with respect to the sale of newer generation products to one of its key DBS customers and the risk that the ultimate cost of resolving a product performance issue with a key DBS customer may exceed the amount of reserves established for that purpose. Additional risks and uncertainties not currently known to management or that are currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.


ITEM 5.  OTHER INFORMATION

     On July 2, 2007, the Company entered into employment agreements with Michael Burdiek, President of the Company's Wireless DataCom Division, and Garo Sarkissian, Vice President of Corporate Development (each an "Officer" and collectively the "Officers"). The key terms of these employment agreements are as follows:

* The base salaries of Messrs. Burdiek and Sarkissian of $240,000 and $200,000, respectively, will be reviewed by and be subject to adjustment at the sole discretion of the Board of Directors during the term of the agreements.
* The Officers will be eligible to participate in the Company's employee bonus program and employee equity award program.
* If the Officer's employment is terminated by the Company for "Cause" (as defined), then the Officer is not entitled to severance pay. If the Officer's employment is terminated by the Company without Cause, or following a "change in control" (as defined) of the Company the Officer's employment is terminated or the Officer resigns for "good reason" (as defined), then he is entitled to severance in the form of continuation of payments of base salary and employee benefits coverage for 12 months.
* The initial term of the employment agreement of each Officer ends on May 30, 2008, and unless either the Company or the Officer provides notice of non-renewal at least 30 days before the end of the employment agreement term, the agreement will be automatically extended for a one-year period ending on May 30, 2009, with such procedure to be followed in each successive year.


ITEM 6.   EXHIBITS

         Exhibit 10.1 - Employment Agreement between the Company and
                        Michael Burdiek dated July 2, 2007 (1)

         Exhibit 10.2 - Employment Agreement between the Company and
                        Garo Sarkissian dated July 2, 2007 (1)

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


        July 17, 2007                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)