Form 10-Q
period 2007-09-01
CalAmp Corp.
filed 2007-10-11
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      September 1, 2007
                                          _________________

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

The registrant had 23,815,342 shares of Common Stock outstanding as of October 1, 2007.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                     August 31,  February 28,
                                                        2007         2007
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $  8,370     $ 37,537
   Accounts receivable, less allowance for
    doubtful accounts of $1,140 and $347 at August
    31, 2007 and February 28, 2007, respectively        24,837       38,439
   Inventories                                          26,987       25,729
   Deferred income tax assets                            1,817        4,637
   Prepaid expenses and other current assets            13,124        7,182
                                                      --------     --------
          Total current assets                          75,135      113,524
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,952        6,308
Deferred income tax assets, less current portion         6,828          -
Goodwill                                               100,602       90,001
Other intangible assets, net                            27,539       18,643
Other assets                                             4,550        1,227
                                                      --------     --------
                                                      $220,606     $229,703
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 32,782     $  2,944
   Accounts payable                                     14,184       26,186
   Accrued payroll and employee benefits                 3,194        3,478
   Accrued warranty costs                               11,449        1,295
   Other current liabilities                            11,193        2,799
   Deferred revenue                                      5,659        1,935
                                                      --------     --------
          Total current liabilities                     78,461       38,637
                                                      --------     --------
Long-term debt, less current portion                       -         31,314
Deferred income tax liabilities                            -          7,451
Other non-current liabilities                            4,701        1,050

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 23,635 and 23,595 shares issued
    and outstanding at August 31, 2007 and
    February 28, 2007, respectively                        236          236
   Additional paid-in capital                          140,423      139,175
   Retained earnings (accumulated deficit)              (2,735)      13,000
   Accumulated other comprehensive loss                   (480)      (1,160)
                                                      --------     --------
          Total stockholders' equity                   137,444      151,251
                                                      --------     --------
                                                      $220,606     $229,703
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                 Three Months Ended        Six Months Ended
                                      August 31,              August 31,
                                 -------------------     -------------------
                                  2007        2006        2007        2006
                                 -------     -------     -------     -------
Revenues:
  Product sales                  $ 31,383   $ 54,538     $ 76,217   $ 97,492
  Service revenues                  1,285         91        2,844         94
                                  -------    -------      -------    -------
    Total revenues                 32,668     54,629       79,061     97,586
                                  -------    -------      -------    -------
Cost of revenues:
  Cost of product sales            25,379     41,950       76,219     74,818
  Cost of service revenues            974         23        1,913         24
                                  -------    -------      -------    -------
    Total cost of revenues         26,353     41,973       78,132     74,842
                                  -------    -------      -------    -------
Gross profit                        6,315     12,656          929     22,744
                                  -------    -------      -------    -------
Operating expenses:
  Research and development          3,795      3,613        8,114      6,119
  Selling                           2,373      2,067        4,642      2,724
  General and administrative        3,457      2,600        6,659      4,655
  Intangible asset amortization     1,558      1,150        3,302      1,309
  Write-off of acquired in-process
   research and development           -         -             310      6,850
                                  -------    -------      -------    -------

Total operating expenses           11,183      9,430       23,027     21,657
                                  -------    -------      -------    -------

Operating income (loss)            (4,868)     3,226      (22,098)     1,087
                                  -------    -------      -------    -------
Non-operating income (expense):
  Interest income                     110        297          289        828
  Interest expense                   (567)      (636)      (1,190)      (863)
  Other, net                          (50)       102         (189)       762
                                  -------    -------      -------    -------
Total non-operating income
 (expense)                           (507)      (237)      (1,090)       727
                                  -------    -------      -------    -------
Income (loss) from continuing
 operations before income taxes    (5,375)     2,989      (23,188)     1,814

Income tax benefit (provision)      2,117     (1,291)       8,985     (3,525)
                                  -------    -------      -------    -------
Income (loss) from continuing
 operations                        (3,258)     1,698      (14,203)    (1,711)
                                  -------    -------      -------    -------
Loss from operations of
  discontinued segment, net of tax   (180)      (463)        (597)   (31,105)

Loss on sale of discontinued
 operations, net of tax              (935)       -           (935)       -
                                  -------    -------      -------    -------
Loss on discontinued operations    (1,115)      (463)      (1,532)   (31,105)
                                  -------    -------      -------    -------

Net income (loss)                $ (4,373)   $ 1,235     $(15,735)  $(32,816)
                                  =======    =======      =======    =======

Basic and diluted earnings
 (loss) per share:
 Income (loss) from continuing
   operations                    $  (0.14)   $  0.07     $  (0.60)  $  (0.07)
 Loss on discontinued
   operations                       (0.05)     (0.02)       (0.07)     (1.34)
                                  -------    -------      -------    -------
Total basic and diluted
 earnings (loss)
 per share                       $  (0.19)   $  0.05     $  (0.67)  $  (1.41)
                                  =======    =======      =======    =======
Shares used in per share
 calculations:
   Basic                           23,623     23,337       23,612     23,230
   Diluted                         23,623     23,689       23,612     23,230

          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                          Six Months Ended
                                                             August 31,
                                                       ---------------------
                                                         2007          2006
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(15,735)     $(32,816)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                        5,201         3,111
    Stock-based compensation expense                     1,027         1,073
    Write-off of in-process research and development       310         6,850
    Impairment loss                                        -          29,848
    Excess tax benefit from stock-based
     compensation expense                                  (55)         (258)
    Deferred tax assets, net                           (14,388)         (261)
    Loss on sale of discontinued operations,
     net of tax                                            935           -
    Gain on sale of investment                            (331)          -
    Changes in operating assets and liabilities:
      Accounts receivable                               14,732        (4,139)
      Inventories                                         (774)        1,451
      Prepaid expenses and other assets                  1,364        (3,517)
      Accounts payable                                 (12,934)        3,853
      Accrued liabilities                               17,238        (5,237)
      Deferred revenue                                   1,308           (47)
    Other                                                   (2)           58
                                                       -------       -------
NET CASH USED IN OPERATING ACTIVITIES                   (2,104)          (31)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (920)       (1,382)
  Proceeds from sale of property and equipment               4            16
  Proceeds from sale of discontinued operations          4,000           -
  Proceeds from sale of investment                       1,045           -
  Acquisition of Aircept                               (19,315)          -
  Acquisition of assets of SmartLink                    (7,944)          -
  Cash restricted for repayment of debt                 (3,309)          -
  Acquisition of Dataradio, net of cash acquired           -         (48,038)
  Acquisition of assets of TechnoCom product line          -          (2,478)
  Proceeds from Vytek escrow fund distribution             -             480
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                  (26,439)      (51,402)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             -          38,000
  Debt repayments                                       (1,476)       (7,658)
  Proceeds from exercise of stock options                  157           533
  Excess tax benefit from stock-based
   compensation expense                                     55           258
                                                       -------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (1,264)       31,133
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    640             2
                                                       -------       -------
Net change in cash and cash equivalents                (29,167)      (20,298)
Cash and cash equivalents at beginning of period        37,537        45,783
                                                       -------       -------

Cash and cash equivalents at end of period            $  8,370      $ 25,485
                                                       =======       =======
          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED AUGUST 31, 2007 and 2006


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

     In March 2007, the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, the TechnoCom Mobile Resource Management (MRM) product line, CalAmp's legacy wireless businesses other than DBS, and the operations of Aircept and SmartLink that were acquired in the fiscal 2008 first quarter, as discussed in Note 2.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2007, a 53-week year, fell on March 3, 2007. Fiscal 2008, a 52-week year, will end on March 1, 2008. The actual six month year-to-date periods ended on September 1, 2007, consisting of 26 weeks of operations, and September 2, 2006, consisting of 27 weeks of operations. The second fiscal quarters ended September 1, 2007 and September 2, 2006 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2007 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 17, 2007.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2007 and its results of operations for the six months ended August 31, 2007 and 2006. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     The accompanying consolidated statements of operations for the quarter and six months ended August 31, 2006 have been reclassified to present the Solutions Division as a discontinued operation. See Note 2 - Recent Acquisitions and Disposition for further discussion.


Note 2 - RECENT ACQUISITIONS AND DISPOSITION

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

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed within the current fiscal year. Following is a preliminary purchase price allocation (in thousands):

     Purchase price paid in cash                                   $19,000
     Direct costs of acquisition                                       315
                                                                   -------
     Total cost of acquisition                                      19,315

     Fair value of net assets acquired:
       Current assets                                      $ 3,819
       Property and equipment                                  275
       Other assets                                             55
       Intangible assets:
         Developed/core technology                 $4,970
         Customer lists                             1,730
         Contracts backlog                            530
         Covenants not to compete                     510
                                                    -----
         Total intangible assets                             7,740
       Current liabilities                                  (3,909)
                                                            ------
     Total fair value of net assets acquired                         7,980
                                                                   -------
     Goodwill                                                      $11,335
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


SmartLink
---------

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $7.9 million cash. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure applications. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink became part of the Company's new Wireless DataCom Division. SmartLink's operations will be integrated into CalAmp's Dataradio facilities in Montreal, Canada and Atlanta, Georgia.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed within the current fiscal year. Following is a preliminary purchase price allocation (in thousands):

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
                                                                   =======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

* SmartLink has a competitively positioned unique product for the large public safety mobile voice communications market.
* SmartLink's public safety mobile voice products and systems are complementary to Dataradio's public safety mobile data communications business.
* SmartLink's products have historically had relatively high gross margins.

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

Solutions Division
------------------

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with present value of $2.3 million and preferred stock of the acquirer valued at $3.1 million. The note is payable in 18 equal monthly installment of $140,000 commencing on November 9, 2007.

     The Company recognized a pre-tax gain of $2.1 million on the sale of the TelAlert software business. The income tax expense attributable to the gain was $3.0 million because at the time of sale there was goodwill of $5.4 million associated with this business that is not deductible for income tax purposes.

     The TelAlert software business was the last remaining business of the Solutions Division. Operating results for the Solutions Division have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                   Three Months           Six Months
                                      Ended                  Ended
                                    August 31,             August 31,
                                  --------------        ---------------
                                 2007      2006         2007       2006
                                 ----      ----         ----       ----
Revenues                        $ 641     $2,591      $ 1,691    $  5,947
Operating loss                  $(310)    $ (423)     $(1,005)   $(31,605)
Loss from discontinued
 operations, net of tax         $(180)    $ (463)     $  (597)   $(31,105)

     The Solutions Division operating loss in the six months ended August 31, 2006 includes the goodwill impairment charge of $29,012,000 and intangible assets impairment charge of $836,000.


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                            August 31,     February 28,
                                               2007            2007
                                              ------         -------
       Raw materials                         $21,439         $21,256
       Work in process                           107             505
       Finished goods                          5,441           3,968
                                             -------         -------
                                             $26,987         $25,729
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As further described in Note 1 and Note 13, in March 2007 the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Products Division goodwill balance as of February 28, 2007 was allocated to Satellite Division and Wireless DataCom Division on the basis of the relative fair values of these two new divisions after specifically allocating the goodwill arising from the Dataradio acquisition to the Wireless DataCom Division.

     Changes in goodwill of each reporting unit during the six months ended August 31, 2007 are as follows (in thousands):

                                               Wireless
                                    Satellite  DataCom       Solutions
                                    Division   Division      Division     Total
                                    --------   ---------    ---------   --------
Balance as of February 28, 2007     $ 46,619    $ 37,956     $  5,426   $ 90,001
Goodwill associated with
  Aircept acquisition                    -        11,335          -       11,335
Goodwill associated with
  SmartLink acquisition                  -         3,195          -        3,195
Goodwill associated with
  TechnoCom acquisition                  -         2,205          -        2,205
Adjustment of goodwill associated with
  Dataradio acquisition                  -          (609)         -         (609)
Goodwill associated with
  discontinued operations                -           -         (5,426)    (5,426)
Other changes                            -           (99)         -          (99)
                                    --------   ---------     --------   --------
Balance as of August 31, 2007       $ 46,619   $  53,983     $    -     $100,602
                                    ========   =========     ========   ========

     The $2.2 million increase in goodwill associated with the TechnoCom acquisition represents an earn-out amount payable in cash based on the level of sales achieved in the first 12 months following the acquisition in May 2006. The Company made an earn-out payment of $300,000 during the six months ended August 31, 2007, leaving a balance of $1.9 million which is included in other accrued liabilities in the consolidated balance sheet at August 31, 2007. The Company intends to pay the balance owed during the next 12 months out of cash flows generated from operations.

     Impairment tests of goodwill associated with the Satellite Division and Wireless DataCom Division are conducted annually as of December 31 and, in certain situations, on an interim basis if indicators of impairment arise.
If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management has appropriate processes in place to monitor for interim triggering events. Pursuant to this process, management concluded that there is no impairment of goodwill in the current quarter. However, subsequent events may occur and circumstances may change that could result in triggering events and potential impairment of goodwill of a reporting segment.

     The annual impairment test of the Solutions Division goodwill is conducted as of April 30. The Company used a market approach to calculate the fair value of the Solutions Division as of April 30, 2007, which resulted in the determination that there was no impairment of the Solutions Division goodwill as of that date. The Company discontinued the operations of the Solutions Division during the second quarter ended August 31, 2007. See Note 2 - Recent Acquisitions and Disposition for further discussion.

     Other intangible assets are comprised as follows (in thousands):

                             August 31, 2007           February 28, 2007
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----    -------   ------  -------   -------   ------  -------
Developed/core
 technology     5-7 yrs. $18,583   $3,110  $15,473   $12,992   $3,816  $ 9,176
Customer lists  5-7 yrs.   8,313    1,611    6,702     6,680    1,848    4,832
Contracts
 backlog        1 yr.      3,060    2,333      727     1,790    1,378      412
Covenants not
 to compete     4-5 yrs.   1,001      244      757       491      148      343
Tradename        N/A       3,880       -     3,880     3,880       -     3,880
                         -------   ------  -------   -------   ------  -------
                         $34,837   $7,298  $27,539   $25,833   $7,190  $18,643
                         =======   ======  =======   =======   ======  =======

      Amortization expense of intangible assets was $1,558,000 and $1,150,000 for the three months ended August 31, 2007 and 2006, respectively, and was $3,302,000 and $1,309,000 for the six month periods then ended. All intangible asset amortization expense is attributable to the Wireless DataCom Division.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2008 (remainder)  $3,115,000
                 2009              $5,053,000
                 2010              $4,961,000
                 2011              $4,438,000
                 2012              $4,091,000
                 Thereafter        $2,001,000


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

     The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition. In the fiscal 2007 third quarter, the Company repaid in full the $3 million principal balance of the working capital line of credit. At August 31, 2007, $2,975,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The maturity date of the line of credit is May 26, 2011. The term loan repayment schedule provides that principal is payable in quarterly installments on the last day of March, June, September and December in each year with a final payment of $8,563,000 on May 26, 2011. However, as a result of the event of default described below, all term loan principal has been classified as a current liability in the accompanying balance sheet at August 31, 2007.

     Borrowings under the Credit Agreement bear interest at the Bank of Montreal's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. The Credit Agreement also provides that the interest rate on borrowings can be increased by 2.0% during any period in which an event of default exists but at the present time the banks have applied this additional interest only to $734,000 of the loan balance.

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

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments. The Credit Agreement also contains certain events of default, including the failure to make timely payments under the Credit Agreement or other material indebtedness and the failure to adhere to certain covenants, that would permit the bank to accelerate borrowings under the Credit Agreement in the event that a default were to occur and not be cured within applicable grace periods.

     The net loss of $11.4 million in the first quarter of fiscal 2008 caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility until the Company is able to obtain a waiver from its lenders and/or an amendment of the credit agreement. The Company has notified its lenders and is in discussions with them to resolve the issue. Because the lenders have the right to call the loans under the Credit Agreement until such time that a waiver is obtained, $28.9 million of debt previously classified as a long-term liability has been reclassified to current liabilities in the
accompanying consolidated balance sheet as of August 31, 2007.   As a
condition to obtaining the banks' consent to sell the TelAlert software business, the Company placed $3.3 million of the cash proceeds from the sale of the TelAlert software business in an escrow account controlled by Bank of Montreal as collateral for outstanding borrowings under the Credit Agreement. The restricted cash is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at August 31, 2007.


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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. As a result of adopting FIN 48, the Company: (i) increased deferred income tax assets and income taxes payable by $5.0 million each; and (ii) increased income taxes receivable and reduced goodwill by $609,000 each. After giving effect to the adoption of FIN 48, the balance of unrecognized tax benefits totaled
$5.9 million. If and when recognized, $2.1 million of unrecognized tax benefits would be recorded as a reduction in income tax expense and $3.8 million would be recorded as a reduction in goodwill.

     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of interest expense in the consolidated statement of operations.

     The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1999 and earlier are not subject to examination by U.S. federal, state and foreign tax authorities. Certain income tax returns for fiscal years 2000 through 2007 remain open to examination by U.S federal, state or foreign tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At August 31, 2007, the Company had an aggregate deferred tax asset balance of $8,645,000. The current portion of the deferred tax asset is $1,817,000 and the noncurrent portion is $6,828,000.

     Income tax expense (benefit) allocated to income (loss) from continuing operations for the six months ended August 31, 2007 and 2006 was $(8,985,000) and $3,525,000, respectively. Income tax expense (benefit) allocated to income (loss) from discontinued operations for the six months ended August 31, 2007 and 2006 was $2,617,000 and $(893,000), respectively. The effective income tax rate on income (loss) from continuing operations was 39% and 194% in the six months ended August 31, 2007 and 2006, respectively. Excluding the IPR&D write-off of $6,850,000 that is not deductible for income tax purposes, the effective income tax rate for the six months ended August 31, 2006 was 41%.


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

     The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share were the same for all periods presented, except for the three months ended August 31, 2006 because the Company reported income from continuing operations in the three months ended August 31, 2006. Stock options outstanding at August 31, 2007 and 2006 were excluded from the computation of diluted earnings per share for the six month periods then ended because the Company reported a loss from continuing operations in such periods and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 8 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and six months ended August 31, 2007 and 2006 (in thousands):

                                 Three Months Ended        Six Months Ended
                                      August 31,              August 31,
                                 -------------------     -------------------
                                   2007        2006         2007       2006
                                 -------     -------      -------    -------
 Net income (loss)               $(4,373)   $ 1,235      $(15,735) $(32,816)

 Foreign currency
  translation adjustments             28       (112)          725        -
 Reclassification of gain on
  investment included in earnings     -          -            (45)        2
                                  -------    -------      -------   -------
 Comprehensive loss              $(4,345)  $  1,123      $(15,055) $(32,814)
                                  =======    =======      =======   =======


Note 9 - STOCK-BASED COMPENSATION

      Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):

                                 Three Months Ended        Six Months Ended
                                      August 31,              August 31,
                                 -------------------     -------------------
                                  2007        2006        2007        2006
                                 -------     -------     -------     -------
    Cost of revenues             $    21     $    75     $    42     $   105
    Research and development          65         117         125         158
    Selling                           78          62         148         106
    General and administrative       377         399         712         704
                                  ------      ------      ------      ------
                                 $   541     $   653     $ 1,027     $ 1,073
                                  ======      ======      ======      ======

      Changes in the Company's outstanding stock options during the six months ended August 31, 2007 were as follows:

                                                                   Weighted
                                     Number of    Weighted          Average        Aggregate
                                      Options      Average         Remaining       Intrinsic
                                      (000s)   Exercise Price  Contractual Term     Value
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2007      2,461       $10.33
Granted                                 355       $ 4.46
Exercised                               (40)      $ 3.92
Forfeited or expired                   (308)      $12.07
                                      -----
Outstanding at August 31, 2007        2,468       $ 9.37            6.7 years     $ 289,000
                                      =====
Exercisable at August 31, 2007        1,522       $10.31            5.3 years     $ 289,000
                                      =====


      Changes in the Company's nonvested restricted stock and restricted stock units during the six months ended August 31, 2007 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                     Number of        Average
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2007         20           $ 6.51
Granted                                 330             4.28
Vested                                  (20)            6.51
Forfeited                                (8)            4.28
                                      -----
Outstanding at August 31, 2007          322           $ 4.28
                                      =====

     As of August 31, 2007, there was $6.2 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock and restricted stock units. That cost is expected to be recognized as expense over a weighted-average remaining vesting period of 2.8 years.

Note 10 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated revenues for the three and six months ended August 31, 2007 or 2006, as a percent of consolidated revenues, are as follows:


                              Three Months Ended        Six Months Ended
                                   August 31,              August 31,
                              -------------------     -------------------
               Customer         2007        2006        2007        2006
                              -------     -------     -------     -------
                  A              3.1%       50.9%       16.5%       55.2%
                  B             26.1%       16.1%       24.2%       14.2%
                  C             13.0%        4.6%       15.6%        5.9%


     Accounts receivable from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                           August 31,     February 28,
               Customer      2007            2007
                            ------          ------
                  A           9.1%           30.6%
                  B          16.6%           24.4%
                  C          18.5%           16.4%

     Customers A and B are customers of the Company's Satellite Division. Customer C is a customer of the Company's Wireless DataCom Division. See
Note 14 for discussion of relationship with a key DBS customer.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods up to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The Company also adjusts its liability to include amounts that are estimable and probable based on known product defects. Activity in the warranty liability for the six months ended August 31, 2007 and 2006 is as follows (in thousands):

                                         Six months ended
                                            August 31,
                                        -----------------
                                          2007      2006
                                        -------   -------
      Balance at beginning of period    $ 1,295   $   477
      Charged to costs and expenses      14,032       679
      Deductions                           (693)     (630)
                                        -------      ----
      Balance at end of period          $14,634   $   526
                                        =======    ======

     Warranty expense for the six months ended August 31, 2007 includes a charge of approximately $13.7 million for the cost of estimated warranty repairs to correct product performance issues involving a DBS customer, as further described in Note 14. The warranty reserve at August 31, 2007 includes $14.2 million that is associated with these DBS product performance issues. The cash impact of the remaining warranty reserve is anticipated to occur over the next two or more years. At August 31, 2007, $3,185,000 of the warranty liability that is expected to be paid beyond 12 months is included in other non-current liabilities in the accompanying consolidated balance sheet.

Note 12 - OTHER FINANCIAL INFORMATION

          "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

                                         Six months ended
                                            August 31,
                                        -----------------
                                          2007      2006
                                        -------   -------
Interest paid                            $1,143     $ 813
Income taxes paid (net
  refunds received)                      $ (638)    $ 600


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                         Six months ended
                                            August 31,
                                        -----------------
                                          2007      2006
                                        -------   -------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition                 $   -     $ 2,052

Consideration for the sale
 of TelAlert software business
 of the Solutions Division:
   Note receivable                      $ 2,298   $   -
   Fair value of preferred stock        $ 3,137   $   -


Note 13 - SEGMENT INFORMATION

     As described in Note 1, the Company changed the structure of its reporting segments at the beginning of the fiscal 2008 first quarter. The Products Division was split into the Satellite Division and Wireless DataCom Division. This new structure is consistent with how management evaluates the performance of its operations. This new structure also provides greater focus on CalAmp's growing wireless data communications business. The Company assigned the assets and liabilities of the Products Division to these two new reporting segments on a specific identification basis, except that goodwill associated with the Products Division was allocated to these two new segments by using the relative fair value allocation approach. The fair value of each reporting segment was determined using the discounted cash flow approach. This change in reporting segments triggered an impairment test of the allocated goodwill of the two new segments as of the beginning of the fiscal 2008 first quarter. The results of the impairment test indicated no impairment of goodwill at that time.

     Segment information for the three and six months ended August 31, 2007 and 2006 is as follows (dollars in thousands):

                        Three months ended                           Three months ended
                          August 31, 2007                              August 31, 2006
                  ------------------------------------      -------------------------------------
                 Operating Segments                         Operating Segments
                 -------------------                        -------------------
                 Satellite  Wireless                        Satellite  Wireless
                 Division   DataCom   Corporate   Total     Division   DataCom   Corporate   Total
                 --------   --------   -------    -----     --------   -------    -------    -----
 Revenues        $  9,851   $ 22,817            $ 32,668    $ 38,955   $ 15,674           $ 54,629

 Gross profit
 (loss)          $ (1,835)  $  8,150            $  6,315    $  6,123   $  6,533           $ 12,656

 Gross margin       (18.6%)     35.7%               19.3%       15.7%      41.7%              23.2%

 Operating
  income (loss)  $ (3,064)  $   (500)  $(1,304) $ (4,868)   $  4,425   $    330  $(1,529) $  3,226


                         Six months ended                             Six months ended
                          August 31, 2007                              August 31, 2006
                  ------------------------------------      -------------------------------------
                 Operating Segments                         Operating Segments
                 -------------------                        -------------------
                 Satellite  Wireless                        Satellite  Wireless
                 Division   DataCom   Corporate   Total     Division   DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------   ------
 Revenues        $ 32,882   $ 46,179            $ 79,061    $ 73,046   $ 24,540            $ 97,586

 Gross profit
 (loss)          $(15,751)  $ 16,680            $    929    $ 13,047   $  9,697            $ 22,744

 Gross margin       (47.9%)     36.1%                1.2%       17.9%      39.5%              23.3%

 Operating
  income (loss)  $(18,295)  $ (1,146)  $(2,657) $(22,098)   $  9,658   $ (5,760)  $(2,811) $  1,087


      The Satellite Division's negative gross profit of $15.8 million and operating loss of $18.3 million in the six months ended August 31, 2007 includes a $17.8 million charge for estimated expenses to correct a product performance issue involving a DBS customer, as further described in Note 14.

     The Wireless DataCom Division operating loss of $5.8 million in the six months ended August 31, 2006 includes a charge of $6.9 million to write-off in-process research and development costs associated with the Dataradio acquisition. Amortization expense of intangible assets related to the Wireless DataCom Division was $1.6 million and $1.2 million for the three months ended August 31, 2007 and 2006, respectively, and was $3.3 million and $1.3 million for the six month periods then ended.

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


Note 14 - COMMITMENTS AND CONTINGENCIES

Product Performance Issues with Key DBS Customer
-------------------------------------------------------------------------

     During fiscal 2007, the Company received notification from one of its DBS customers of field performance issues with a DBS product that the Company began shipping in September 2004. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products.

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 560,000 units have been returned by this customer subsequent to fiscal 2007, and it is likely that additional units will be returned to the Company in the future. In addition to returning product, in late May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

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

     Prior to the issuance of its financial statements for the fiscal 2008 first quarter, the Company learned that the DBS customer would not accept the Company's proposed rework approach for the previous generation products that involved retuning the circuitry. This led the Company to conclude that certain parts, including the radio frequency board assembly, would need to be replaced, which is a significantly more costly process. As a result, the Company recorded a charge of $16.3 million in the quarter ended May 31, 2007 to increase reserves for this matter. These additional reserves encompass activities such as:

* Extending corrective measures to cover all products returned within three years of initial shipment that utilize the aforementioned laminate;
* Performing substantial corrective measures on older generation products by replacing the PCB material and components; and
* Reserving for materials that are expected to be unusable.

     The $16.3 million charge in the quarter ended May 31, 2007 and resulting loss for that quarter caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further in Note 5. During the quarter ended August 31, 2007 the Company recorded an additional $1.5 million charge related to this matter. The aggregate charge of $17.8 million is included in cost of revenues for the six months ended August 31, 2007. Of this amount, approximately $2.6 million is a reduction of inventories, approximately $1.5 million is an increase in other accrued liabilities, and the remainder is an increase in accrued warranty costs. The Company is still in discussions with this customer working towards resolution of this matter, and expects that it will soon achieve that resolution and resume making shipments to this customer.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not necessarily limited to: allowance for doubtful accounts, inventory valuation, product warranties, deferred income taxes and uncertain tax positions, and the valuation of long-lived assets and goodwill. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for 56% of the Company's total revenue for the six months ended August 31, 2007 and 44% of the Company's net accounts receivable balance as of August 31, 2007. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described under Results of Operations below, the Company recorded a charge of $17.8 million for the six months ended August 31, 2007 that represents management's best estimate of additional costs and expenses associated with warranty repairs, inventory modifications and reserving for materials that are expected to be unusable to resolve a product performance issue with a key DBS customer. Of this amount, approximately $2.6 million is a reduction of inventories, approximately $1.5 million is an increase in other accrued liabilities, and the remainder is an increase in accrued warranty costs.

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

     As further described under Results of Operations below, the Company recorded a charge of $17.8 million for the six months ended August 31, 2007 that represents management's best estimate of additional costs and expenses associated with warranty repairs, inventory modifications and reserving for materials that are expected to be unusable to resolve a product performance issue with a key DBS customer. Of this amount, approximately $13.7 million represents an increase in the warranty reserve for this matter.

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

     At August 31, 2007, the Company had an aggregate deferred tax asset balance of $8,645,000. The current portion of the deferred tax asset is $1,817,000 and the noncurrent portion is $6,828,000.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At August 31, 2007, the Company had $100.6 million in goodwill and $27.5 million in net purchased intangible assets on its balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

          The Company makes judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually and, in certain situations, on an interim basis if indicators of impairment arise. Goodwill of the Satellite Division and Wireless DataCom Division is tested annually for impairment as of December 31 each year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management has appropriate processes in place to monitor for interim triggering events. Pursuant to this process, management concluded that there is no impairment of goodwill in the current quarter. However, subsequent events may occur and circumstances may change that could result in triggering events and potential impairment of goodwill of a reporting segment.

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

     As a result of the Solutions Division goodwill impairment test conducted as of April 30, 2006, the Company recorded impairment charges on goodwill and other intangible assets of the Solutions Division of $29,012,000 and $836,000, respectively, in the first quarter of fiscal 2007. The Solutions Division goodwill impairment test conducted as of April 30, 2007, which utilized a market-based approach to determine fair value, indicated that no impairment existed as of that date. The Company sold the TelAlert software business of the Solutions Division in August 2007 which resulted in the discontinuance of the operations of the Solutions Division. See Note 2 - Acquisitions and Disposition for further discussion.

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


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2007, a 53-week year, fell on March 3, 2007. Fiscal 2008, a 52-week year, will end on March 1, 2008. The actual six month year-to-date periods ended on September 1, 2007, consisting of 26 weeks of operations, and September 2, 2006, consisting of 27 weeks of operations. The second fiscal quarters ended September 1, 2007 and September 2, 2006 both consisted of thirteen weeks of operations. In the accompanying consolidated financial statements, the fiscal 2007 year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

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

     Also on May 26, 2006, the Company acquired the mobile-resource management (MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues in excess of $3,100,000 during the 12-month period following the acquisition. Pursuant to this provision, the Company has made earn-out payments of $300,000 and accrued an additional earn-out payment liability of approximately $1.9 million, which is included in other accrued liabilities in the consolidated balance sheet as of August 31, 2007. The Company intends to pay the balance owed during the next 12 months out of cash flows generated from operations.

     In March 2007, the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, the MRM product line, CalAmp's legacy wireless businesses other than DBS, and the operations of Aircept and SmartLink that were acquired in the fiscal 2008 first quarter, as discussed below. Segment information presented in this Form 10-Q for the six months ended August 31, 2006 has been reclassified to present information on this
new reporting segment basis.   The Solutions Division, for which the
remaining operations were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.

     On March 16, 2007, the Company acquired Aircept, a vehicle tracking business, from AirIQ Inc., a Canadian company, for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aircept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. The results of operations of Aircept are included in the Company's Wireless DataCom reporting segment for the 24-week period from date of acquisition to the end of the fiscal 2008 second quarter. During this period Aircept generated revenues of $6.1 million and gross profit of approximately $1.2 million.

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $7.9 million cash. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure needs. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink is currently in the process of deploying its platform for several important customers including Solano County, Calif., the U.S. Department of Justice in San Francisco and Grand Bahama Power Company. Depending on the size and scope of a deployment, a SmartLink system sale generates revenues in the range of one hundred thousand dollars to several million dollars. The results of operations of SmartLink are included in the Company's Wireless DataCom reporting segment for the 22-week period from date of acquisition to the end of the fiscal 2008 second quarter. During this period SmartLink generated revenues of $492,000 and gross profit of $67,000.

     Solutions Division

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with present value of $2.3 million and preferred stock of the acquirer valued at $3.1 million. The note is payable in 18 equal monthly installment of $140,000 commencing on November 9, 2007.

     The Company recognized a pre-tax gain of $2.1 million on the sale of the TelAlert software business. The income tax expense attributable to the gain was $3.0 million because at the time of sale there was goodwill of $5.4 million associated with this business that is not deductible for income tax purposes.

     The TelAlert software business was the remaining business of the Solutions Division. Operating results for the Solution Division have been presented in the accompanying consolidated statements of operations as a discontinued operation, as further described in Note 2 to the accompanying unaudited consolidated financial statements.


     Product Performance Issues with Key DBS Customer:

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

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 560,000 units have been returned by this customer subsequent to fiscal 2007, and it is likely that additional units will be returned to the Company in the future. In addition to returning product, in late May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

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

     Prior to the issuance of its financial statements for the fiscal 2008 first quarter, the Company learned that the DBS customer would not accept the Company's proposed rework approach for the previous generation products that involved retuning the circuitry. This led the Company to conclude that certain parts, including the radio frequency board assembly, would need to be replaced, which is a significantly more costly process. As a result, the Company recorded a charge of $16.3 million in the quarter ended May 31, 2007 to increase the reserves for this matter. The resulting loss caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further under Liquidity and Capital Resources below. During the quarter ended August 31, 2007, the Company recorded an additional $1.5 million charge related to this matter. At August 31, 2007, the Company has reserves in the aggregate amount of $18.2 million for this matter, of which $2.5 million represents inventory reserves.

     While the Company believes that $17.8 million is the best estimate of the additional expenses necessary to resolve this matter based on the facts and circumstances of which the Company is currently aware, no assurances can be given that the final charges will not materially increase from the current estimate. The cash impact of these reserves is anticipated to occur over the next two or more years.

     The Company is still in discussions with this customer working towards resolution of this matter, and expects that it will soon achieve that resolution and resume making shipments to this customer.

     Operating Results by Business Segment:

     The Company's revenue, gross profit (loss) and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                  Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2007                 2006              2007               2006
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Division       $000s   Total      $000s    Total       $000s  Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -----     ------   -----
Satellite        $ 9,851    30.2%    $38,955    71.3%   $32,882    41.6%   $73,046    74.9%
Wireless DataCom  22,817    69.8%     15,674    28.7%    46,179    58.4%    24,540    25.1%
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $32,668   100.0%    $54,629   100.0%   $79,061   100.0%   $97,586   100.0%
                  ======   =====      ======   =====     ======   =====     ======   =====


GROSS PROFIT (LOSS) BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2007                 2006               2007               2006
                  ---------------     ---------------    ----------------     --------------
                           % of                % of                % of               % of
    Division       $000s   Total      $000s    Total       $000s   Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -------     ------   -----
Satellite        $(1,835)  (29.1%)   $ 6,123    48.4%  $(15,751) (1,695.5%)  $13,047    57.4%
Wireless DataCom   8,150   129.1%      6,533    51.6%    16,680   1,795.5%     9,697    42.6%
                  ------   -----      ------   -----     ------   -------     ------   -----
Total            $ 6,315   100.0%    $12,656   100.0%  $    929     100.0%   $22,744   100.0%
                  ======   =====      ======   =====     ======   =======     ======   =====


OPERATING INCOME (LOSS) BY SEGMENT

                     Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2007                 2006              2007               2006
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Division       $000s   Total      $000s    Total       $000s  Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -----     ------   -----
Satellite        $(3,064)   62.9%    $ 4,425   137.2%  $(18,295)   82.8%   $ 9,658   888.5%
Wireless DataCom    (500)   10.3%        330    10.2%    (1,146)    5.2%    (5,760) (529.9%)
Corporate
 Expenses         (1,304)   26.8%     (1,529)  (47.4%)   (2,657)   12.0%    (2,811) (258.6%)
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $(4,868)  100.0%    $ 3,226   100.0%  $(22,098)  100.0%     1,087   100.0%
                  ======   =====      ======   =====     ======   =====     ======   =====

     The Satellite Division operating loss in the six months ended August 31, 2007 includes a $17.8 million charge for estimated expenses to correct a product performance issue involving a key DBS customer.

     The Wireless DataCom Division operating loss in the six months ended May 31, 2006 includes a charge of $6.9 million to write-off in-process research and development costs associated with the Dataradio acquisition.
Amortization expense of intangible assets related to the Wireless DataCom Division was $1.6 million and $1.2 million for the three months ended August 31, 2007 and 2006, respectively, and was $3.3 million and $1.3 million for the six month periods then ended.


     Revenue

     Satellite Division revenue declined $29.1 million, or 75%, to $9.9 million in the three months ended August 31, 2007 from $39.0 million for the same period in the previous fiscal year. This decline was primarily attributable to the action taken by a key DBS customer to put on hold all orders with the Company, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer, as discussed above. Revenues from this customer in the three months ended August 31, 2007 were $26.8 million lower than the same period last year.

     For the six months ended August 31, 2007, Satellite Division revenue decreased $40.1 million, or 55%, to $32.9 million from $73.0 million over the same period of the prior year due to the same reason discussed in the preceding paragraph. Revenues from the customer that put its orders on hold were $40.9 million lower in the six months ended August 31, 2007 than the same period last year.

     Wireless DataCom Division revenue increased by $7.1 million, or 46%, to $22.8 million in the second quarter of fiscal 2008 compared to the fiscal 2007 second quarter due to: (i) a $3.6 million increase in sales of the MRM product line; and (ii) the acquisition of Aircept in March 2007 and SmartLink in April 2007 that contributed revenues of $3.2 million and $229,000, respectively, to the fiscal 2008 second quarter.

     For the six months ended August 31, 2007, Wireless DataCom revenue increased $21.7 million, or 88%, to $46.2 million over the same period of the prior year. This increase in revenue is due to: (i) a $6.6 million increase in sales of radio modules to a Wireless DataCom customer in support of that customer's contract with the U.S. Department of Defense; (ii) the acquisition of Aircept in March 2007 that contributed MRM product line revenues of $6.1 million to the six months ended August 31, 2007; and the fact that the operations of Dataradio and the Technocom MRM product line are included for all 26 weeks of the fiscal 2008 first half and only 14 weeks of the fiscal 2007 first half.


     Gross Profit (Loss) and Gross Margins

     The Satellite Division had negative gross profit of $(1.8) million in the fiscal 2008 second quarter compared with a gross profit of $6.1 million in second quarter of last year. The decline in gross profit is primarily attributable to the $29.1 million decline in revenue in the latest quarter compared to the second quarter of last year and the $1.5 million additional charge for estimated expenses to correct a product performance issue with a key DBS customer

     The Satellite Division had negative gross profit of $(15.8) million for the six months ended August 31, 2007 compared with a gross profit of $13.0 for the same period last year. The decline in gross profit is primarily attributable to the $17.8 million charge for estimated expenses to correct a product performance issue with a key DBS customer and the $40.1 million decline in revenue in the latest six month period compared to the prior year.

     Gross profit of the Wireless DataCom Division increased 25% to $8.2 million in the latest quarter compared to the second quarter of last year, which is commensurate with the 46% revenue increase of this division. Wireless DataCom's gross margin decreased from 41.7% in the second quarter of fiscal 2007 to 35.7% in the second quarter of fiscal 2008 due to a change in product mix. Approximately half of the decrease in gross margin is attributable to lower margin on Aircept revenue, compared to the rest of the Wireless DataCom businesses. Aircept was acquired in March 2007, and hence was not included in fiscal 2007 operating results.

     Wireless DataCom Division gross profit increased 72% to $16.7 million for the six months ended August 31, 2007, compared to $9.7 million for the same period of the prior year, which is commensurate with the 88% revenue increase of this division. Wireless DataCom's gross margin decreased from 39.5% for the six month period ended August 31, 2006 to 36.1% for the same period of the current year due to a change in product mix, with more than half of the decrease in gross margin attributable to lower margin on Aircept revenue.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense increased by $182,000 to $3,795,000 in the second quarter of fiscal 2008 from $3,613,000 last year. For the six month year-to-date periods, R&D expense increased $1,995,000 from $6,119,000 last year to $8,114,000 this year. Dataradio's R&D expense accounted for $2.4 million of the increase, offset by a reduction in R&D expense related to the Company's DBS and MRM product lines. Dataradio was included for only 14 weeks of the fiscal 2007 first half compared to all 26 weeks of the fiscal 2008 first half.

     Consolidated selling expenses increased by $306,000 to $2,373,000 in the second quarter this year from $2,067,000 last year. This increase is primarily due to the inclusion of Aircept selling expenses in fiscal 2008.
As noted above, Aircept was acquired in March 2007. For the six month year-to-date periods, selling expenses increased $1,918,000 from $2,724,000 last year to $4,642,000 this year. The selling expenses of Dataradio and Aircept accounted for $1.1 million and $0.5 million of the increase, respectively.

     Consolidated general and administrative expenses ("G&A") increased by $857,000 to $3,457,000 in the second quarter of this year compared to the prior year. This increase is primarily due to the inclusion of Aircept G&A for the fiscal 2008 second quarter. Consolidated G&A increased by $2,004,000 for the six months ended August 31, 2007, which increase is primarily due to the acquisitions of Dataradio in May 2006, Aircept in March 2007 and SmartLink in April 2007, which collectively accounted for increased G&A of $1.9 million in the six months ended August 31, 2007 compared to the same period of last year.

     Amortization of intangibles increased from $1,150,000 in the second quarter of last year to $1,558,000 in the second quarter of this year. The increase was primarily attributable to the acquisitions of Aircept and SmartLink.

     The in-process research and development ("IPR&D") write-off declined from $6,850,000 for the six months ended August 31, 2006 to $310,000 in the 2008 fiscal year period. Last year's IPR&D write-off was related to the acquisition of Dataradio, while this year's IPR&D write-off was related to the acquisition of SmartLink.

     Operating Loss

     The operating loss in the second quarter of this year was ($4,868,000), compared to operating income of $3,226,000 in the second quarter of last year. The operating loss in the second quarter of this year is primarily attributable to the decline in revenues from a key DBS customer and the $1.5 million charge for estimated expenses to correct a product performance issue with that customer.

     The operating loss in the six months ended August 31, 2007 was ($22,098,000), compared to operating income of $1,087,000 in the six months ended August 31, 2006. The operating loss in the current period is attributable to the $17.8 million charge for the DBS product performance issue noted above and the decline in revenues from a key DBS customer.

     Non-Operating Income (Expense), Net

     Non-operating expense in the second quarter of this year was $507,000, compared to $237,000 in the second quarter of last year. The change was due to: (i) an increase in net interest expense of $118,000 because of lower invested cash and higher debt in fiscal 2008; and (ii) the $159,000 swing in foreign currency from a $103,000 gain in the second quarter of last year to a $56,000 foreign currency loss in the second quarter of this year due to the weakening of the US dollar relative to the Canadian dollar.

     Non-operating expense was $(1,090,000) in the six months ended August 31, 2007, compared to non-operating income of $727,000 in the six months ended August 31, 2006. The change was due to (i) an increase in net interest expense of $866,000 because of lower invested cash and higher debt in fiscal 2008; (ii) $520,000 in foreign currency loss in the current year compared to a $73,000 gain last year; (iii) a gain of $689,000 last year on currency hedging activities in connection with the Dataradio acquisition, for which the purchase price was denominated in Canadian dollars; and (iv) a non-operating gain of $330,000 on the sale of an investment that was recorded in the six months ended August 31, 2007.

     Income Tax Provision

     The income tax expense (benefit) on income (loss) from continuing operations for the six months ended August 31, 2007 and 2006 was $(8,985,000) and $3,525,000, respectively. Income tax expense (benefit) on income (loss) from discontinued operations for the six months ended August 31, 2007 and 2006 was $2,617,000 and $(893,000), respectively. The effective income tax rate was 39% and 194% in the six months ended August 31, 2007 and 2006, respectively. Excluding the IPR&D write-off of $6,850,000 that is not deductible for income tax purposes, the effective income tax rate for the six months ended August 31, 2006 was 41%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $8,370,000 at August 31, 2007. During the six months ended August 31, 2007, cash and cash equivalents decreased by $29.2 million. This decrease is comprised primarily of cash used by operating activities of $2.1 million, the Aircept and SmartLink acquisitions of $27.3 million, capital expenditures of $0.9 million, cash restricted for repayment of debt of $3.3 million, and debt repayments of $1.5 million, partially offset by proceeds from the sale of discontinued operations of $4.0 million, proceeds from the sale of investment of $1.0 million, proceeds from the exercise of stock options of $0.2 million and the effect of exchange rate changes on cash of $0.6 million.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for Dataradio. In the fiscal 2007 third quarter, the Company repaid in full the $3 million principal balance of the line of credit. At August 31, 2007, $2,975,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The maturity date of the line of credit is May 26, 2011. The term loan repayment schedule provides that principal is payable in quarterly installments on the last day of March, June, September and December in each year with a final payment of $8,563,000 on May 26, 2011. However, as a result of the event of default described below, all term loan principal has been classified as a current liability in the accompanying balance sheet at August 31, 2007.

     Borrowings under the Credit Agreement bear interest at the Bank of Montreal's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period
(ranging from 1 to 12 months) in the case of LIBOR Based Loans.   The Credit
Agreement also provides that the interest rate on borrowings can be increased by 2.0% during any period in which an event of default exists but at the present time the banks have applied this additional interest only to $734,000 of the loan balance.

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

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments. The Credit Agreement also contains certain events of default, including the failure to make timely payments under the Credit Agreement or other material indebtedness and the failure to adhere to certain covenants, that would permit the bank to accelerate borrowings under the Credit Agreement in the event that a default were to occur and not be cured within applicable grace periods.

     As discussed above, during the six months ended August 31, 2007 the Company recorded a charge of $17.8 million for warranty repairs and other costs to resolve a product performance issue with a key DBS customer. The net loss of $11.4 million in the first quarter of fiscal 2008, which was primarily attributable to the $16.3 million charge in the fiscal 2008 first quarter, caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility until the Company is able to obtain a waiver from its lenders and/or an amendment of the Credit Agreement. The Company has notified its lenders and is in discussions with them to resolve the issue.
In the next 12 months the Company believes that it has sufficient liquidity such that the restriction on borrowing under the revolving credit facility will not adversely affect its operations. However, if the lenders are unwilling to agree to a waiver or an amendment or exercise their rights to accelerate borrowings outstanding under the Credit Agreement, the inability to borrow under the revolving credit facility and/or the acceleration of such indebtedness would materially adversely affect the Company's financial position and operations, including its ability to fund its currently anticipated working capital and capital expenditure needs. Furthermore, because the lenders will have the right to call the loans under the Credit Agreement until such time that a waiver is obtained, $28.9 million of debt previously classified as a long-term liability has been reclassified to current liabilities in the accompanying consolidated balance sheet as of August 31, 2007. The lenders have not provided the Company with the written notice that would be required to accelerate the loans under the Credit Agreement, and the Company believes that it will be able to obtain a waiver or amendment and avoid an acceleration of such loans. Nonetheless, no assurance can be given that the Company will be successful in obtaining a waiver or amendment, or that it will be able to avoid an acceleration of such loans.

     As discussed under "Product Performance Issues with Key DBS Customer" above, at August 31, 2007 the Company had aggregate reserves in the amount of $18.2 million for warranty obligations, vendor purchase commitments and inventory reserves. While the Company believes that $18.2 million is the best estimate of the reserves necessary to resolve this matter based on the facts and circumstances of which the Company is currently aware, no assurances can be given that the final charges will not materially increase from the current estimate. The cash impact of these reserves is anticipated to occur over the next two or more years.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At August 31, 2007, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest bearing cash equivalents to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

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


Item 1A.  Risk Factors

     The reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2007, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. As a result of the recent developments discussed in Item 2 of Part I under "Product Performance Issues with Key DBS Customer", there are additional risks, namely the Company's success in obtaining a waiver from the lenders under its Credit Agreement of the event of default under the Credit Agreement, the Company's ability to successfully requalify with respect to the sale of newer generation products to one of its key DBS customers and the risk that the ultimate cost of resolving product performance issues with a key DBS customer may exceed the amount of reserves established for that purpose. Additional risks and uncertainties not currently known to management or that are currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.


ITEM 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2007 Annual Meeting of Stockholders held on August 1, 2007, six directors stood for reelection to a one year term expiring at the fiscal 2008 Annual Meeting. All six of the director nominees were reelected. The results of the election of directors are summarized as follows:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   ----------  ----------    ---------
    Richard Gold                   19,013,934   2,052,869    2,560,087
    Arthur Hausman                 19,017,021   2,049,782    2,560,087
    A.J. "Bert" Moyer              18,926,300   2,140,503    2,560,087
    Thomas Pardun                  19,047,445   2,019,358    2,560,087
    Frank Perna, Jr.               19,043,624   2,023,179    2,560,087
    Fred Sturm                     18,969,012   2,097,791    2,560,087



ITEM 5.  OTHER INFORMATION

     On August 9, 2007, the Company entered into the Second Amendment and Consent to Credit Agreement with Bank of Montreal ("BMO"), in which BMO consented to the sale of the Company's TelAlert software business and also made amendments to the Credit Agreement dated May 26, 2006. The amendments include the requirement that the Company deposit the net cash proceeds from the sale of the TelAlert software business into an escrow account under the control of BMO as additional collateral for outstanding bank borrowings.



ITEM 6. EXHIBITS

        Exhibit 10.1 - Second Amendment and Consent to Credit Agreement
                       dated August 9, 2007 between CalAmp Corp. and Bank of Montreal (1)


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


        October 11, 2007                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)