Form 10-Q
period 2007-12-01
CalAmp Corp.
filed 2008-01-15
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q

(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      December 1, 2007
                                          _________________

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

The registrant had 24,837,842 shares of Common Stock outstanding as of January 4, 2008.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                    November 30, February 28,
                                                        2007         2007
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $  5,036     $ 37,537
   Accounts receivable, less allowance for
    doubtful accounts of $610 and $347 at November
    30, 2007 and February 28, 2007, respectively        21,715       38,439
   Inventories                                          27,744       25,729
   Deferred income tax assets                            7,638        4,637
   Prepaid expenses and other current assets            13,166        7,182
                                                      --------     --------
          Total current assets                          75,299      113,524
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,461        6,308
Deferred income tax assets, less current portion         9,949          -
Goodwill                                                35,039       90,001
Other intangible assets, net                            25,982       18,643
Other assets                                             4,288        1,227
                                                      --------     --------
                                                      $156,018     $229,703
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 32,048     $  2,944
   Accounts payable                                     10,990       26,186
   Accrued payroll and employee benefits                 3,207        3,478
   Accrued warranty costs                                9,551        1,295
   Other accrued liabilities                            10,601        2,799
   Deferred revenue                                      4,626        1,935
                                                      --------     --------
          Total current liabilities                     71,023       38,637
                                                      --------     --------
Long-term debt, less current portion                       -         31,314
Deferred income tax liabilities                            -          7,451
Other non-current liabilities                            5,469        1,050

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 23,658 and 23,595 shares issued
    and outstanding at November 30, 2007 and
    February 28, 2007, respectively                        236          236
   Additional paid-in capital                          141,058      139,175
   Retained earnings (accumulated deficit)             (61,666)      13,000
   Accumulated other comprehensive loss                   (102)      (1,160)
                                                      --------     --------
          Total stockholders' equity                    79,526      151,251
                                                      --------     --------
                                                      $156,018     $229,703
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                 Three Months Ended       Nine Months Ended
                                     November 30,            November 30,
                                 -------------------     -------------------
                                   2007        2006        2007        2006
                                 -------     -------     -------     -------
Revenues:
  Product sales                  $ 30,710   $ 59,010     $106,927   $156,502
  Service revenues                  1,351         93        4,195        187
                                  -------    -------      -------    -------
    Total revenues                 32,061     59,103      111,122    156,689
                                  -------    -------      -------    -------
Cost of revenues:
  Cost of product sales            21,276     47,031       97,495    121,849
  Cost of service revenues            757         31        2,670         55
                                  -------    -------      -------    -------
    Total cost of revenues         22,033     47,062      100,165    121,904
                                  -------    -------      -------    -------
Gross profit                       10,028     12,041       10,957     34,785
                                  -------    -------      -------    -------
Operating expenses:
  Research and development          3,868      3,404       11,982      9,523
  Selling                           2,577      1,959        7,219      4,683
  General and administrative        3,498      2,762       10,157      7,417
  Intangible asset amortization     1,558      1,077        4,860      2,386
  Write-off of acquired in-process
   research and development           -          -            310      6,850
  Impairment loss                  65,745        -         65,745        -
                                  -------    -------      -------    -------

Total operating expenses           77,246      9,202      100,273     30,859
                                  -------    -------      -------    -------
Operating income (loss)           (67,218)     2,839      (89,316)     3,926
                                  -------    -------      -------    -------
Non-operating income (expense):
  Interest income                     168        344          457      1,172
  Interest expense                   (655)      (600)      (1,845)    (1,463)
  Other, net                         (135)       120         (324)       882
                                  -------    -------      -------    -------
Total non-operating income
 (expense)                           (622)      (136)      (1,712)       591
                                  -------    -------      -------    -------
Income (loss) from continuing
 operations before income taxes   (67,840)     2,703      (91,028)     4,517

Income tax benefit (provision)      8,909     (1,264)      17,894     (4,789)
                                  -------    -------      -------    -------
Income (loss) from continuing
 operations                       (58,931)     1,439      (73,134)      (272)
                                  -------    -------      -------    -------
Loss from operations of
  discontinued segment, net of tax    -         (543)        (597)   (31,648)

Loss on sale of discontinued
  operations, net of tax              -          -           (935)       -
                                  -------    -------      -------    -------
Loss on discontinued operations       -         (543)      (1,532)   (31,648)
                                  -------    -------      -------    -------

Net income (loss)                $(58,931)   $   896     $(74,666)  $(31,920)
                                  =======    =======      =======    =======

Basic and diluted earnings
 (loss) per share:
   Income (loss) from
    continuing operations        $  (2.49)   $  0.06     $  (3.10)  $  (0.01)
   Loss on discontinued
    operations                         -       (0.02)       (0.06)     (1.36)
                                  -------    -------      -------    -------
Total basic and diluted
 earnings (loss) per share       $  (2.49)   $  0.04     $  (3.16)  $  (1.37)
                                  =======    =======      =======    =======
Shares used in per share
 calculations:
   Basic                           23,640     23,414       23,621     23,290
   Diluted                         23,640     23,679       23,621     23,290

          See notes to unaudited consolidated financial statements.

                        CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                         2007          2006
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(74,666)     $(31,920)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and amortization                        7,469         5,027
    Stock-based compensation expense                     1,605         1,614
    Write-off of in-process research and development       310         6,850
    Impairment loss                                     65,745        29,848
    Excess tax benefit from stock-based
     compensation expense                                  (64)         (392)
    Deferred tax assets, net                           (23,296)        3,555
    Loss on sale of discontinued operations,
     net of tax                                            935           -
    Gain on sale of investment                            (331)          -
    Changes in operating assets and liabilities:
      Accounts receivable                               17,854         4,410
      Inventories                                       (1,531)        2,517
      Prepaid expenses and other assets                  1,378        (4,122)
      Accounts payable                                 (16,128)         (404)
      Accrued warranty costs                            12,465            81
      Other accrued liabilities                          3,767        (5,375)
      Deferred revenue                                     275           (80)
    Other                                                   25            84
                                                       -------       -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        (4,188)       11,693
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (1,106)       (2,112)
  Proceeds from sale of property and equipment               8            16
  Proceeds from sale of discontinued operations          4,000           -
  Proceeds from sale of investment                       1,045           -
  Acquisition of Aercept                               (19,315)          -
  Acquisition of assets of SmartLink                    (7,944)          -
  Cash restricted for repayment of debt                 (3,340)          -
  Acquisition of Dataradio, net of cash acquired           -         (48,047)
  Acquisition of assets of TechnoCom product line         (703)       (2,478)
  Proceeds from Vytek escrow fund distribution             -             480
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                  (27,355)      (52,141)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             -          38,000
  Debt repayments                                       (2,210)      (11,416)
  Proceeds from exercise of stock options                  206         1,130
  Excess tax benefit from stock-based
   compensation expense                                     64           392
                                                       -------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (1,940)       28,106
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    982          (157)
                                                       -------       -------
Net change in cash and cash equivalents                (32,501)      (12,499)
Cash and cash equivalents at beginning of period        37,537        45,783
                                                       -------       -------
Cash and cash equivalents at end of period            $  5,036      $ 33,284
                                                       =======       =======
          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED NOVEMBER 30, 2007 and 2006


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

     In March 2007, the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, the TechnoCom Mobile Resource Management (MRM) product line, CalAmp's legacy wireless businesses other than DBS, and the operations of Aercept and SmartLink that were acquired in the fiscal 2008 first quarter, as discussed in Note 2.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2007, a 53-week year, fell on March 3, 2007. Fiscal 2008, a 52-week year, will end on March 1, 2008. The actual nine month year-to-date periods ended on December 1, 2007, consisting of 39 weeks of operations, and December 2, 2006, consisting of 40 weeks of operations. The third fiscal quarters ended December 1, 2007 and December 2, 2006 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2007 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 17, 2007.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2007 and its results of operations for the nine months ended November 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     The accompanying consolidated statements of operations for the quarter and nine months ended November 30, 2006 have been reclassified to present the Solutions Division as a discontinued operation. See Note 2 - Recent Acquisitions and Disposition for further discussion.


Note 2 - RECENT ACQUISITIONS AND DISPOSITION

Aercept
-------

     On March 16, 2007, the Company acquired Aercept (formerly known as Aircept), a vehicle tracking business, from AirIQ Inc., a Canadian company, for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aercept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. Aercept, which has approximately 35 employees, became part of the Company's Wireless DataCom Division.

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
                                                                   =======

    The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

* Aercept is the market leader for this product and the associated services.
* Aercept offers an end-to-end solution comprised of hardware, hosted application software and wireless data services. This brings core competencies to CalAmp that can be leveraged across other business units.

    The goodwill arising from the Aercept acquisition is expected to be deductible for income tax purposes.

    Pro forma financial information on this acquisition has not been provided because the effects are not material to the Company's consolidated financial statements.


SmartLink
---------

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for cash consideration of $7.9 million. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure applications. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink became part of the Company's new Wireless DataCom Division. SmartLink's operations were integrated into CalAmp's Dataradio facilities in Montreal, Canada and Atlanta, Georgia.

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

Solutions Division
------------------

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with a discounted value of $2.3 million and preferred stock of the acquirer valued at $3.1 million. The note is payable in 18 equal monthly installments of $140,000, which commenced in December 2007.

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

     The TelAlert software business was the last remaining business of the Solutions Division. Operating results for the Solutions Division have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                   Three Months           Nine Months
                                      Ended                  Ended
                                   November 30,           November 30,
                                  --------------        ---------------
                                 2007      2006         2007       2006
                                 ----      ----         ----       ----
Revenues                        $  -    $ 1,990      $ 1,691    $  8,650
Operating loss                  $  -    $(1,387)     $(1,005)   $(33,373)
Loss from discontinued
 operations, net of tax         $  -     $ (543)     $  (597)   $(31,648)

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


Note 3 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                           November 30,    February 28,
                                               2007            2007
                                              ------         -------
       Raw materials                         $23,110         $21,256
       Work in process                           167             505
       Finished goods                          4,467           3,968
                                             -------         -------
                                             $27,744         $25,729
                                             =======         =======


Note 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     As further described in Note 1 and Note 13, in March 2007 the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Products Division goodwill balance as of February 28, 2007 was allocated to the Satellite Division and the Wireless DataCom Division on the basis of the relative fair values of these two new divisions after specifically allocating the goodwill arising from the Dataradio acquisition to the Wireless DataCom Division.

     Changes in goodwill of each reporting unit during the nine months ended November 30, 2007 are as follows (in thousands):

                                      Wireless
                                    Satellite   DataCom      Solutions
                                    Division   Division      Division     Total
                                    --------   ---------    ---------   --------
Balance as of February 28, 2007     $ 46,619    $ 37,956     $  5,426   $ 90,001
Goodwill associated with
  Aercept acquisition                    -        11,335          -       11,335
Goodwill associated with
  SmartLink acquisition                  -         3,195          -        3,195
Goodwill associated with
  TechnoCom acquisition                  -         2,205          -        2,205
Adjustment of goodwill associated with
  Dataradio acquisition                  -          (429)        -          (429)
Goodwill associated with
  discontinued operations                -           -         (5,426)    (5,426)
Impairment writedown                 (43,174)    (22,571)         -      (65,745)
Other changes                            -           (97)         -          (97)
                                    --------   ---------     --------   --------
Balance as of November 30, 2007     $  3,445   $  31,594     $    -     $ 35,039
                                    ========   =========     ========   ========

     The $2.2 million increase in goodwill associated with the TechnoCom acquisition represents an earn-out amount payable in cash based on the level of sales achieved in the first 12 months following the acquisition in May 2006. The Company has made earn-out payments of $703,000 during the nine months ended November 30, 2007, leaving a balance of $1.6 million that is included in other accrued liabilities in the consolidated balance sheet at November 30, 2007. The Company expects to pay the balance owed, including interest at 7%, during the next 12 months using cash flows generated from operations.

     The Company discontinued the operations of the Solutions Division during the second quarter ended August 31, 2007, as further described in Note 2.
The annual impairment test of the Solutions Division goodwill was conducted as of April 30. For the Solutions Division goodwill impairment test conducted as of April 30, 2007 the Company used a market approach to calculate the fair value of this business unit, which resulted in the determination that there was no impairment of the Solutions Division goodwill as of that date. The Solutions Division goodwill impairment test conducted as of April 30, 2006 resulted in an impairment of goodwill and other intangible assets in the aggregate amount of $29,848,000. Such amount is included in the loss from operations of discontinued segment, net of tax in the consolidated statement of operations for the nine month period ended November 30, 2006.

     Impairment tests of goodwill associated with the Satellite Division and Wireless DataCom Division are conducted annually as of December 31 and, in certain situations, on an interim basis if indicators of impairment arise. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment at an interim date between annual testing dates.

     As a result of a product performance issue with a key DBS customer, as further described in Note 14, the DBS customer substantially reduced its purchases of the Company's products during the current fiscal year. Revenues with this customer declined from $86.5 million in the nine months ended November 30, 2006 to $13.9 million in the nine months ended November 30, 2007. In addition, the Company's market capitalization declined substantially after the public announcement of the issue with the key DBS customer and continued to decline through the third quarter ended November 30, 2007 and at that date was significantly lower than the carrying value of the Company's consolidated net assets. The Company believes that the decline in its market capitalization during the third quarter was primarily attributable to the uncertainty surrounding the interruption of its commercial relationship with this key customer. Although the Company reached a settlement agreement with this customer on December 14, 2007, the Company's market capitalization remained significantly below the carrying value of its consolidated net assets. In light of these factors, the Company engaged an independent valuation firm to assist the Company with an interim goodwill impairment analysis as of November 30, 2007.

     Phase I of the impairment test conducted as of November 30, 2007 indicated that the carrying value of net assets of the Satellite Division and the Wireless DataCom Division exceeded the fair values of these reporting units by $37,744,000 and $22,571,000, respectively. The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit. The Satellite Division DCF reflected the reduced revenue from the key DBS customer, the Company's best estimate of forecasted revenues, profitability and cash flows over the next several years, and a market-based discount rate reflecting the perceived risk premium in the market. The Phase II impairment analysis involves a revaluation of all net assets, both tangible and intangible, and in the case of intangible assets, both recognized and unrecognized. The Company has conducted a preliminary Phase II impairment analysis for the Satellite Division, which indicated an additional impairment loss of $5,430,000 because of the fair values ascribed to unrecognized intangible assets as of the November 30, 2007 testing date. In the case of the Wireless DataCom Division, the Phase II analysis is extensive because this division has numerous intangible assets that have been recorded in connection with six acquisitions consummated during the past several years. For this reason, the Wireless DataCom Division Phase II impairment analysis will not be completed until the fiscal 2008 fourth quarter. Nonetheless, because a goodwill impairment loss is probable and reasonably estimable as of the end of the third quarter, the Company is required to recognize the best estimate of that loss. Accordingly, a charge of $65,745,000 was recorded in the quarter ended November 30, 2007 for the estimated goodwill impairment losses for the Satellite and Wireless DataCom divisions of $43,174,000 and $22,571,000, respectively.

     The principal reasons for the impairment of the Satellite Division goodwill are: (i) the interruption of the commercial relationship with a key customer that substantially reduced the revenue and operating profitability of this division; and (ii) the sustained decline in the Company's market capitalization. With respect to the Wireless DataCom Division, despite the fact that the revenue and gross profit of this business are higher in the current three and nine-month periods than the comparable periods of the prior year, this reporting unit was also determined to be impaired. This is because in calculating the fair values of the Company's two reporting units using a DCF method, the independent valuation firm employed a higher cost of capital in the November 30, 2007 impairment analysis compared to previous analyses as a result of the valuation firm's current assessment of risk, which took into consideration the Company's overall liquidity constraints at the present time.

     Other intangible assets are comprised as follows (in thousands):

                              November 30, 2007          February 28, 2007
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----    -------   ------  -------   -------   ------  -------
Developed/core
 technology     5-7 yrs. $18,583   $3,938  $14,645   $12,992   $3,816  $ 9,176
Customer lists  5-7 yrs.   8,313    1,972    6,341     6,680    1,848    4,832
Contracts
 backlog        1 yr.      3,060    2,651      409     1,790    1,378      412
Covenants not
 to compete     4-5 yrs.   1,001      294      707       491      148      343
Tradename        N/A       3,880       -     3,880     3,880       -     3,880
                         -------   ------  -------   -------   ------  -------
                         $34,837   $8,855  $25,982   $25,833   $7,190  $18,643
                         =======   ======  =======   =======   ======  =======

     Amortization expense of intangible assets was $1,558,000 and $1,077,000 for the three months ended November 30, 2007 and 2006, respectively, and was $4,860,000 and $2,386,000, respectively, for the nine month periods then ended. All intangible asset amortization expense is attributable to the Wireless DataCom Division.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2008 (remainder)  $1,558,000
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

     The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition. In the fiscal 2007 third quarter, the Company repaid in full the $3 million principal balance of the working capital line of credit. At November 30, 2007, $2,375,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The maturity date of the line of credit is May 26, 2011. The term loan repayment schedule provides that principal is payable in quarterly installments on the last day of March, June, September and December in each year with a final payment of $8,563,000 on May 26, 2011. However, as a result of the event of default described below, all term loan principal has been classified as a current liability in the accompanying balance sheet at November 30, 2007.

     Borrowings under the Credit Agreement bear interest at the Bank of Montreal's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. The Credit Agreement also provides that the interest rate on borrowings can be increased by 2.0% during any period in which an event of default exists. The banks notified the Company that effective November 6, 2007 the banks have applied this additional 2.0% interest to the loan balance, payable upon demand by the banks.

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

     The net loss of $11.4 million in the first quarter of fiscal 2008 caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility until the Company is able to obtain a waiver from its lenders and/or an amendment of the credit agreement. The Company has notified its lenders and is in discussions with them to resolve the issue. Because the lenders have the right to call the loans under the Credit Agreement until such time that a waiver is obtained, $27.6 million of debt previously classified as a long-term liability has been reclassified as a current liability in the
accompanying consolidated balance sheet as of November 30, 2007.   As a
condition to obtaining the banks' consent to sell the TelAlert software business, the Company agreed to place $3.3 million of the cash proceeds and any subsequent proceeds from the collection of the note receivable from the sale of the TelAlert software business in an escrow account controlled by Bank of Montreal as collateral for outstanding borrowings under the Credit Agreement. The restricted cash is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at November 30, 2007.


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

     The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1999 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2000 through 2007 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by the French tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At November 30, 2007, the Company had an aggregate deferred tax asset balance of $17,587,000. The current portion of the deferred tax asset is $7,638,000 and the noncurrent portion is $9,949,000.

     Income tax expense (benefit) allocated to income (loss) from continuing operations for the nine months ended November 30, 2007 and 2006 was $(17,894,000) and $4,789,000, respectively. Income tax expense (benefit) allocated to income (loss) from discontinued operations for the nine months ended November 30, 2007 and 2006 was $2,617,000 and $(1,742,000),
respectively. The effective income tax rate on income (loss) from continuing operations was 20% and 106% in the nine months ended November 30, 2007 and 2006, respectively. Excluding the $45,057,000 portion of the fiscal 2008 goodwill impairment charge that is not deductible for income tax purposes, the effective income tax rate for the nine months ended November 30, 2007 was 39%. Excluding the fiscal 2007 IPR&D write-off of $6,850,000 that is not deductible for income tax purposes, the effective income tax rate for the nine months ended November 30, 2006 was 42%.


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

     The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share were the same for all periods presented, except for the three months ended November 30, 2006 because the Company reported income from continuing operations in the three months ended November 30, 2006. Stock options outstanding at November 30, 2007 and 2006 were excluded from the computation of diluted earnings per share for the nine month periods then ended because the Company reported a loss from continuing operations in such periods and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 8 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and nine months ended November 30, 2007 and 2006 (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     November 30,            November 30,
                                 -------------------     -------------------
                                   2007        2006         2007       2006
                                 -------     -------      -------    -------
 Net income (loss)              $(58,931)   $   896      $(74,666) $(31,920)

 Foreign currency
  translation adjustments            378       (189)        1,103      (187)
 Reclassification of gain on
  investment included in earnings     -          -            (45)       -
                                 --------    -------      -------   -------
 Comprehensive income (loss)    $(58,553)  $    707      $(73,608) $(32,107)
                                 ========    =======      =======   =======


Note 9 - STOCK-BASED COMPENSATION

      Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    November 30,              November 30,
                                 -------------------     -------------------
                                  2007        2006        2007        2006
                                 -------     -------     -------     -------
    Cost of revenues             $    30     $    39     $    72     $   112
    Research and development          50          55         175         166
    Selling                          107          65         255         191
    General and administrative       391         382       1,103       1,145
                                  ------      ------      ------      ------
                                 $   578     $   541     $ 1,605     $ 1,614
                                  ======      ======      ======      ======

      Changes in the Company's outstanding stock options during the nine months ended November 30, 2007 were as follows:


                                                                   Weighted       Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2007      2,461       $10.33
Granted                                 355       $ 4.46
Exercised                               (63)      $ 3.29
Forfeited or expired                   (308)      $12.13
                                      -----
Outstanding at November 30, 2007      2,445       $ 9.43            6.5 years      $   64
                                      =====
Exercisable at November 30, 2007      1,506       $10.41            5.2 years      $   64
                                      =====

      Changes in the Company's nonvested restricted stock and restricted stock units during the nine months ended November 30, 2007 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                     Number of        Average
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2007         20           $ 6.51
Granted                                 342             4.28
Vested                                  (20)            6.51
Forfeited                                (8)            4.28
                                      -----
Outstanding at November 30, 2007        334           $ 4.28
                                      =====

     As of November 30, 2007, there was $5.7 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock and restricted stock units. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.7 years.

Note 10 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated revenues for the three and nine months ended November 30, 2007 and 2006, as a percent of consolidated revenues, are as follows:

                              Three Months Ended       Nine Months Ended
                                 November 30,             November 30,
                              -------------------     -------------------
               Customer         2007        2006        2007        2006
                              -------     -------     -------     -------
                  A              2.5%       55.2%       12.5%       55.2%
                  B             22.5%       17.8%       23.7%       15.5%
                  C             16.1%        3.0%       15.8%        4.9%


     Accounts receivable from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                          November 30,   February 28,
               Customer      2007            2007
                            ------          ------
                  A          13.8%           30.6%
                  B           7.9%           24.4%
                  C          23.7%           16.4%

     Customers A and B are customers of the Company's Satellite Division. Customer C is a customer of the Company's Wireless DataCom Division. See
Note 14 for a description of a product performance issue and related matters involving Customer A.


Note 11 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods up to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The Company also adjusts its liability to include amounts that are estimable and probable based on known product defects. Activity in the warranty liability for the nine months ended November 30, 2007 and 2006 is as follows (in thousands):

                                        Nine months ended
                                            November 30,
                                        -----------------
                                          2007      2006
                                        -------   -------
      Balance at beginning of period    $ 1,295   $   477
      Charged to costs and expenses      13,393       936
      Deductions                           (928)     (852)
                                        -------      ----
      Balance at end of period          $13,760   $   561
                                        =======    ======

     Warranty expense for the nine months ended November 30, 2007 includes a charge of approximately $12.9 million for the cost of estimated warranty repairs to correct a product performance issue involving a DBS customer, as further described in Note 14. The warranty reserve at November 30, 2007 includes $13.4 million that is associated with this DBS product performance issue. In the Company's fiscal fourth quarter, this warranty reserve was reduced by $8.8 million to $4.6 million as the result of a settlement agreement that was entered into with this customer on December 14, 2007.

     The cash impact of the warranty reserve is anticipated to occur over the next two or more years. At November 30, 2007, $4,209,000 of the warranty liability that is expected to be paid beyond 12 months is included in other non-current liabilities in the accompanying consolidated balance sheet.


Note 12 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

                                        Nine months ended
                                           November 30,
                                        -----------------
                                          2007      2006
                                        -------   -------
Interest paid                            $1,751    $1,383
Income taxes paid (net
  refunds received)                      $ (620)   $  153


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                        Nine months ended
                                           November 30,
                                        -----------------
                                          2007      2006
                                        -------   -------
Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition                 $   -     $ 2,052

Non-cash consideration from the
 sale of the Solutions Division's
 TelAlert software business:
   Note receivable                      $ 2,298   $   -
   Fair value of preferred stock        $ 3,137   $   -

Earn-out amount for TechnoCom
 acquisition included in other
 accrued liabilities                    $ 1,567   $   -


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

     Segment information for the three and nine months ended November 30, 2007 and 2006 is as follows (dollars in thousands):








                     Three months ended                           Three months ended
                        November 30, 2007                            November 30, 2006
                 ------------------------------------     -------------------------------------
                 Operating Segments                       Operating Segments
                 -------------------                      -------------------
                 Satellite  Wireless                      Satellite  Wireless
                 Division   DataCom   Corporate   Total   Division   DataCom   Corporate   Total
                 --------   --------   -------    -----   --------   -------    -------    -----
Revenues        $  8,353   $ 23,708            $ 32,061    $ 45,045   $ 14,058          $ 59,103

 Gross profit
 (loss)          $    221   $  9,807            $ 10,028    $  6,514   $  5,527          $ 12,041

 Gross margin         2.6%      41.4%               31.3%       14.5%      39.3%            20.4%

 Operating
  income (loss)  $(44,061)  $(21,842) $(1,315)  $(67,218)   $  5,154   $   (727) $(1,588)$  2,839


                         Nine months ended                            Nine months ended
                         November 30, 2007                            November 30, 2006
                  ------------------------------------      -------------------------------------
                 Operating Segments                         Operating Segments
                 -------------------                        -------------------
                 Satellite  Wireless                        Satellite  Wireless
                 Division   DataCom   Corporate   Total     Division   DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------  ------
Revenues        $ 41,235   $ 69,887            $111,122    $118,091   $ 38,598          $156,689

 Gross profit
 (loss)          $(15,530)  $ 26,487            $ 10,957    $ 19,561   $ 15,224          $ 34,785

 Gross margin       (37.7%)     37.9%                9.9%       16.6%      39.4%            22.2%

 Operating
  income (loss)  $(62,356)  $(22,988)  $(3,972) $(89,316)   $ 14,812   $ (6,487) $(4,399)$  3,926


      The Satellite Division's negative gross profit of $15.5 million and operating loss of $62.4 million in the nine months ended November 30, 2007 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving key DBS customer, as further described in Note
14. The operating loss of $62.4 million for that period also includes a goodwill impairment charge of $43.2 million.

     The Wireless DataCom Division operating loss of $23.0 million in the nine months ended November 30, 2007 includes a goodwill impairment charge of $22.6 million. The Wireless DataCom Division operating loss of $6.5 million in the nine months ended November 30, 2006 includes a charge of $6.9 million to write off in-process research and development costs associated with the Dataradio acquisition. Amortization expense of intangible assets related to the Wireless DataCom Division was $1.6 million and $1.1 million for the three months ended November 30, 2007 and 2006, respectively, and was $4.9 million and $2.4 million for the respective nine month periods then ended.

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

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 790,000 units have been returned by this customer subsequent to fiscal 2007, and it is expected that additional units will be returned to the Company in the future. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

     During fiscal 2007 fourth quarter, CalAmp increased its accrued warranty costs by $500,000 for this matter. This amount was predicated on the customer accepting a planned corrective action procedure that CalAmp had developed for existing and projected future product returns. Under this planned corrective action, CalAmp expected that the field performance issue could be resolved by retuning the circuitry as a lower cost alternative to replacing certain parts and materials.

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

     The $16.3 million charge in the quarter ended May 31, 2007 and resulting loss for that quarter caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further in Note 5. During the quarters ended August 31, 2007 and November 30, 2007, the Company recorded an additional charge of $1.5 million and $0.1 million, respectively related to this matter. Total fiscal 2008 charges related to this matter of $17.9 million are included in cost of revenues in the accompanying consolidated statements of operations for nine months ended November 30, 2007. At November 30, 2007 the Company has aggregate reserves of $18.1 million for this matter, of which $2.6 million is an inventory reserve, approximately $2.1 million is a vendor liability reserve included in other accrued liabilities, and the remaining $13.4 million is a reserve for accrued warranty costs.

     On December 14, 2007, the Company entered into a settlement agreement with this customer. Under the terms of the settlement agreement, CalAmp agreed to rework certain DBS products previously returned to the Company or to be returned over a 15-month period and will provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In addition, as part of the settlement:

      * The Company issued to the customer one million shares of CalAmp common stock.

      * The Company issued to the customer a fully vested warrant to purchase an additional 350,000 shares of common stock at $3.72 per share, exercisable for three years.

      * The customer agreed to restrictions on 500,000 shares of the common stock issued in connection with the settlement and the warrant shares that limit sales to 285,000 shares in any one year period following the settlement date. The customer also agreed to vote all of its CalAmp shares (including the warrant shares) either with the recommendation of the Company's Board of Directors or in the same proportion as all other outstanding shares.

      * The Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by EchoStar after the date of the settlement agreement. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.

      * The Company granted piggyback registration rights to the customer to include its CalAmp shares in certain offerings by the Company.

      * The customer agreed to pay $1.3 million of $2.3 million in outstanding accounts receivable due to the Company, with the remaining $1 million of receivables canceled by the Company as additional consideration for the settlement.

      * The parties agreed to immediately release each other from claims related to certain products manufactured with the defective PCB laminate material, and to release claims related to other newer products upon the later of: (i) the 15-month anniversary of the settlement agreement; and (ii) the date that the Company has shipped a total of 400,000 reworked products; provided that if this delayed release date has not occurred within two years of the original settlement date, such claims will not be released. In addition, each party has agreed not to initiate any proceeding with respect to the delayed release claims prior to the earlier of the delayed release date and the second anniversary of the settlement, subject to certain acceleration events based on the Company's performance under the settlement agreement.

      In the fourth quarter of fiscal 2008, the Company recorded the subordinated note payable of $5,000,000, the issuance of one million shares of common stock valued at $2,560,000 (the fair value of the shares as of the settlement date of December 14, 2007), the common stock purchase warrants valued at $252,000 and the reduction of accounts receivable of $1,000,000. A corresponding reduction of $8,812,000 was made in the reserve for accrued warranty costs to reflect this settlement consideration given by the Company.

      While the Company believes that its established reserves as of November 30, 2007 of $18.1 million (or $9.3 million after giving effect to the reduction of $8.8 million in the reserve for accrued warranty costs upon issuance of the settlement agreement consideration) will be adequate to cover total future product rework costs under this settlement agreement, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

     The Company has on-hand inventory of approximately $9.9 million and outstanding purchase commitments of $8.6 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 10 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for 52% of the Company's total revenue for the nine months ended November 30, 2007 and 45% of the Company's net accounts receivable balance as of November 30, 2007. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 14 to the accompanying unaudited consolidated financial statements, at November 30, 2007 the Company had an inventory reserve of $2.6 million that was established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in Note 14, the Company had on-hand inventory of $9.9 million and outstanding purchase commitments of $8.6 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.


     Product Warranties

     The Company initially provides for the estimated cost of product warranties at the time revenue is recognized. While it engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management's estimates, revisions to the estimated warranty liability would be required.

     As further described in Note 14 to the accompanying unaudited consolidated financial statements, at November 30, 2007 the Company had a $13.4 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. In the Company's fiscal fourth quarter, this warranty reserve was reduced by $8.8 million to $4.6 million as the result of a settlement agreement that was entered into with this customer on December 14, 2007. While the Company believes that this $4.6 million warranty reserve will be adequate to cover total future product rework costs under this settlement agreement, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

     Deferred Income Taxes and Uncertain Tax Positions

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidences surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed.

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

     At November 30, 2007, the Company had an aggregate deferred tax asset balance of $17,587,000. The current portion of the deferred tax asset is $7,638,000 and the noncurrent portion is $9,949,000.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At November 30, 2007, the Company had $35 million in goodwill and $26 million in other intangible assets on its balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually and, in certain situations, on an interim basis if indicators of impairment arise. Goodwill of the Satellite Division and Wireless DataCom Division is tested annually for impairment as of December 31 each year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management has appropriate processes in place to monitor for interim triggering events.

     In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. The Company must make estimates and judgments about the period of time it will take to re-qualify the products at issue with its key DBS customer and the adequacy of reserves for the associated product performance issue. These assumptions and estimates are necessarily subjective and based on management's best estimates based on limited information. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

     As a result of the Solutions Division goodwill impairment test conducted as of April 30, 2006, the Company recorded an impairment charge of $29.9 million in the first quarter of fiscal 2007. The Solutions Division goodwill impairment test conducted as of April 30, 2007, which utilized a market-based approach to determine fair value, indicated that no impairment existed as of that date. The Company sold the TelAlert software business of the Solutions Division in August 2007 which resulted in the discontinuation of the operations of the Solutions Division. See Note 2 - Acquisitions and Disposition for further discussion.

     Impairment tests of goodwill associated with the Satellite Division and Wireless DataCom Division are conducted annually as of December 31 and, in certain situations, on an interim basis if indicators of impairment arise. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment at an interim date between annual testing dates.

     As a result of a product performance issue with a key DBS customer, as further described in Note 14, the DBS customer substantially reduced its purchases of the Company's products during the current fiscal year. Revenues with this customer declined from $86.5 million in the nine months ended November 30, 2006 to $13.9 million in the nine months ended November 30, 2007. In addition, the Company's market capitalization declined substantially after the public announcement of the issue with the key DBS customer and continued to decline through the third quarter ended November 30, 2007 and at that date was significantly lower than the carrying value of the Company's consolidated net assets. The Company believes that the decline in its market capitalization during the third quarter was primarily attributable to the uncertainty surrounding the interruption of its commercial relationship with this key customer. Although the Company reached a settlement agreement with this customer on December 14, 2007, the Company's market capitalization remained significantly below the carrying value of its consolidated net assets. In light of these factors, the Company engaged an independent valuation firm to assist the Company with an interim goodwill impairment analysis as of November 30, 2007.

     Phase I of the impairment test conducted as of November 30, 2007 indicated that the carrying value of net assets of the Satellite Division and the Wireless DataCom Division exceeded the fair values of these reporting units by $37,744,000 and $22,571,000, respectively. The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit. The Satellite Division DCF reflected the reduced revenue from the key DBS customer, the Company's best estimate of forecasted revenues, profitability and cash flows over the next several years, and a market-based discount rate reflecting the perceived risk premium in the market. The Phase II impairment analysis involves a revaluation of all net assets, both tangible and intangible, and in the case of intangible assets, both recognized and unrecognized. The Company has conducted a preliminary Phase II impairment analysis for the Satellite Division, which indicated an additional impairment loss of $5,430,000 because of the fair values ascribed to unrecognized intangible assets as of the November 30, 2007 testing date. In the case of the Wireless DataCom Division, the Phase II analysis is extensive because this division has numerous intangible assets that have been recorded in connection with six acquisitions consummated during the past several years. For this reason, the Wireless DataCom Division Phase II impairment analysis will not be completed until the fiscal 2008 fourth quarter. Nonetheless, because a goodwill impairment loss is probable and reasonably estimable as of the end of the third quarter, the Company is required to recognize the best estimate of that loss. Accordingly, a charge of $65,745,000 was recorded in the quarter ended November 30, 2007 for the estimated goodwill impairment losses for the Satellite and Wireless DataCom divisions of $43,174,000 and $22,571,000, respectively.

     The principal reasons for the impairment of the Satellite Division goodwill are: (i) the interruption of the commercial relationship with a key customer that substantially reduced the revenue and operating profitability of this division; and (ii) the sustained decline in the Company's market capitalization. With respect to the Wireless DataCom Division, despite the fact that the revenue and gross profit of this business are higher in the current three and nine-month periods than the comparable periods of the prior year, this reporting unit was also determined to be impaired. This is because in calculating the fair values of the Company's two reporting units using a DCF method, the independent valuation firm employed a higher cost of capital in the November 30, 2007 impairment analysis compared to previous analyses as a result of the valuation firm's current assessment of risk, which took into consideration the Company's overall liquidity constraints at the present time.


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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company's fiscal year 2009.


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2007, a 53-week year, fell on March 3, 2007. Fiscal 2008, a 52-week year, will end on March 1, 2008. The actual nine month year-to-date periods ended on December 1, 2007, consisting of 39 weeks of operations, and December 2, 2006, consisting of 40 weeks of operations. The third fiscal quarters ended December 1, 2007 and December 2, 2006 both consisted of 13 weeks of operations. In the accompanying consolidated financial statements, the 2007 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

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

     On May 26, 2006, the Company acquired privately held Dataradio Inc., a leading supplier of proprietary advanced wireless data systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. In connection with the acquisition of Dataradio, the Company recorded a charge of $6,850,000 to write off in-process research and development costs of the acquired business as part of the purchase price allocation.

     Also on May 26, 2006, the Company acquired the mobile-resource management (MRM) product line from privately held TechnoCom Corporation for $2.4 million in cash and an earn-out payment equal to revenues in excess of $3,100,000 during the 12-month period following the acquisition. Pursuant to this provision, the Company has made earn-out payments of $703,000 during the nine months ended November 30, 2007, leaving a balance of $1.6 million which is included in other accrued liabilities in the consolidated balance sheet at November 30, 2007. The Company expects to pay the balance owed, including interest at 7%, during the next 12 months using cash flows generated from operations.

     In March 2007, the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of the remaining businesses of the Products Division, including Dataradio, the MRM product line, CalAmp's legacy wireless businesses other than DBS, and the operations of Aercept and SmartLink that were acquired in the fiscal 2008 first quarter, as discussed below. Segment information presented in this Form 10-Q for the nine months ended November 30, 2006 has been reclassified to present information on this
new reporting segment basis.   The Solutions Division, the remaining
operations of which were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.

     On March 16, 2007, the Company acquired Aercept, a vehicle tracking business, from AirIQ Inc., a Canadian company, for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aercept's business involves the sale of Global Positioning Satellite (GPS) and cellular-based wireless asset tracking products and services to vehicle lenders that specialize in automobile financing for high credit risk individuals. The results of operations of Aercept are included in the Company's Wireless DataCom reporting segment for the 37-week period from the date of acquisition to the end of the fiscal 2008 third quarter.

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for $7.9 million cash. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure needs. Based on a software defined switch, SmartLink's platform provides interoperability without the need to replace the installed base of land mobile radios. SmartLink is currently in the process of deploying its platform for several important customers including Solano County, Calif., the U.S. Department of Justice in San Francisco and Grand Bahama Power Company. Depending on the size and scope of a deployment, a SmartLink system sale generates revenues in the range of one hundred thousand dollars to more than one million dollars. The results of operations of SmartLink are included in the Company's Wireless DataCom reporting segment for the 35-week period from date of acquisition to the end of the fiscal 2008 third quarter. During this period SmartLink generated revenues of $1.4 million and gross profit of $382,000.

     Solutions Division

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with present value of $2.3 million and preferred stock of the acquirer valued at $3.1 million. The note is payable in 18 equal monthly installments of $140,000, which commenced December 9, 2007.

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

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 790,000 units have been returned by this customer subsequent to fiscal 2007, and it is expected that additional units will be returned to the Company in the future. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

     During the fiscal 2007 fourth quarter, CalAmp increased its reserve for accrued warranty costs by $500,000 for this matter. This amount was predicated on the customer accepting a planned corrective action procedure for the previous generation products that CalAmp had developed for existing and projected future product returns. Under this planned corrective action, CalAmp expected that the field performance issue could be resolved by retuning the circuitry as a lower cost alternative to replacing certain parts and materials.

     Prior to the issuance of its financial statements for the fiscal 2008 first quarter, the Company learned that the DBS customer would not accept the Company's proposed rework approach for the previous generation products that involved retuning the circuitry. This led the Company to conclude that certain parts, including the radio frequency board assembly, would need to be replaced, which is a significantly more costly process. As a result, the Company recorded a charge of $16.3 million in the quarter ended May 31, 2007 to increase the reserves for this matter. The resulting loss caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further under Liquidity and Capital Resources below. During the quarters ended August 31, 2007 and November 30, 2007, the Company recorded additional charges of $1.5 million and $0.1 million, respectively, related to this matter. Total charges related to this matter of $17.9 million for the nine months ended November 30, 2007 are included in cost of revenues in the accompanying consolidated statements of operations. At November 30, 2007, the Company had reserves in the aggregate amount of $18.1 million for this matter. The Company reached a settlement agreement with this customer on December 14, 2007 as further described in Note 14 to
the accompanying unaudited consolidated financial statements.      While the
CalAmp believes that its established reserves as of November 30, 2007 will be adequate to cover the total costs of this settlement agreement, including future product rework costs, no assurances can be given that the ultimate expenses will not materially increase from the current estimate. The cash impact of these reserves is anticipated to occur over the next two or more years.


     Operating Results by Business Segment:

     The Company's revenue, gross profit (loss) and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ----------------------------------
                       2007                 2006               2007               2006
                  ---------------     ---------------    ---------------     --------------
                           % of                % of               % of                % of
    Division       $000s   Total      $000s    Total      $000s   Total       $000s   Total
  -----------     -------  -----      ------   -----     -------  -----      ------   -----
Satellite        $ 8,353    26.1%    $45,045    76.2%   $ 41,235    37.1%   $118,091    75.4%
Wireless DataCom  23,708    73.9%     14,058    23.8%     69,887    62.9%     38,598    24.6%
                  ------   -----      ------   -----     -------   -----     -------   -----
Total            $32,061   100.0%    $59,103   100.0%   $111,122   100.0%   $156,689   100.0%
                  ======   =====      ======   =====     =======   =====     =======   =====

GROSS PROFIT (LOSS) BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2007                 2006               2007               2006
                  ---------------     ---------------    ----------------     --------------
                           % of                % of                % of               % of
    Division       $000s   Total      $000s    Total       $000s   Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -------     ------   -----
Satellite        $   221     2.2%    $ 6,514    54.1%  $(15,530)   (141.7%)  $19,561    56.2%
Wireless DataCom   9,807    97.8%      5,527    45.9%    26,487     241.7%    15,224    43.8%
                  ------   -----      ------   -----     ------   -------     ------   -----
Total            $10,028   100.0%    $12,041   100.0%  $ 10,957     100.0%   $34,785   100.0%
                  ======   =====      ======   =====     ======   =======     ======   =====


OPERATING INCOME (LOSS) BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                 ------------------------------------    ---------------------------------
                       2007                 2006              2007               2006
                 ----------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Division       $000s   Total      $000s    Total       $000s  Total      $000s   Total
  -----------    --------  -----      ------   -----     -------  -----     ------   -----
Satellite       $(44,061)   65.5%    $ 5,154   181.5%  $(62,356)   69.8%   $14,812   377.3%
Wireless DataCom (21,842)   32.5%       (727)  (25.6%)  (22,988)   25.7%    (6,487) (165.2%)
Corporate
 Expenses         (1,315)    2.0%     (1,588)  (55.9%)   (3,972)    4.5%    (4,399) (112.1%)
                 -------   -----      ------   -----     ------   -----     ------   -----
Total           $(67,218)  100.0%    $ 2,839   100.0%  $(89,316)  100.0%   $ 3,926   100.0%
                 =======   =====      ======   =====     ======   =====     ======   =====

     The Satellite Division's negative gross profit of $15.5 million and operating loss of $62.4 million in the nine months ended November 30, 2007 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving key DBS customer, as further described in Note 14 to the accompanying unaudited consolidated financial statements. The operating loss of $62.4 million for that period also includes a goodwill impairment charge of $43.2 million.

     The Wireless DataCom Division operating loss of $23.0 million in the nine months ended November 30, 2007 includes a goodwill impairment charge of $22.6 million. The Wireless DataCom Division operating loss of $6.5 million in the nine months ended November 30, 2006 includes a charge of $6.9 million to write off in-process research and development costs associated with the Dataradio acquisition.


     Revenue

     Satellite Division revenue declined $36.7 million, or 82%, to $8.3 million in the three months ended November 30, 2007 from $45.0 million for the same period in the previous fiscal year. This decline was primarily attributable to the action taken by a key DBS customer to put on hold all orders with the Company, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer, as discussed above. Revenues from this customer in the three months ended November 30, 2007 were $31.8 million lower than the same period last year.

     For the nine months ended November 30, 2007, Satellite Division revenue decreased $76.9 million, or 65%, to $41.2 million from $118.1 million over the same period of the prior year due to the same reason discussed in the preceding paragraph. Revenues from the customer that put its orders on hold were $72.6 million lower in the nine months ended November 30, 2007 than the
same period last year.   The Company reached a settlement agreement with this
customer on December 14, 2007 as further described in Note 14. The Company is working with this customer to re-qualify its products and it expects increasing revenues throughout fiscal 2009.

     Wireless DataCom Division revenue increased by $9.7 million, or 69%, to $23.7 million in the third quarter of fiscal 2008 compared to the fiscal 2007 third quarter due to: (i) a $2.5 million increase in sales of the Company's legacy wireless product line (other than DBS); and (ii) the acquisition of Aercept in March 2007 and SmartLink in April 2007 that contributed revenues of $3.4 million and $910,000, respectively, to the fiscal 2008 third quarter.

     For the nine months ended November 30, 2007, Wireless DataCom revenue increased $31.3 million, or 81%, to $69.9 million over the same period of the prior year. This increase in revenue is due to: (i) a $9.9 million increase in sales of radio modules to a Wireless DataCom customer in support of that customer's contract with the U.S. Department of Defense; (ii) the acquisition of Aercept in March 2007, which contributed revenue of $9.5 million in the nine months ended November 30, 2007; and the fact that the operations of Dataradio and the Technocom MRM product line are included for all 39 weeks of the fiscal 2008 period and only 27 weeks of the fiscal 2007 period.


     Gross Profit (Loss) and Gross Margins

     The Satellite Division had gross profit of $221,000 in the fiscal 2008 third quarter compared with a gross profit of $6.5 million in the third quarter of last year. The decline in gross profit is primarily attributable to the $36.7 million decline in revenue in the latest quarter compared to the third quarter of last year.

     The Satellite Division had negative gross profit of $(15.5) million for the nine months ended November 30, 2007 compared with a gross profit of $19.6 for the same period last year. The decline in gross profit is primarily attributable to the $17.9 million charge for estimated expenses to correct a product performance issue with a key DBS customer and the $76.9 million decline in revenue in the latest nine month period compared to the prior year.

     Gross profit of the Wireless DataCom Division increased 77% to $9.8 million in the latest quarter compared to the third quarter of last year, which is commensurate with the 69% revenue increase of this division. Wireless DataCom's gross margin increased from 39.3% in the third quarter of fiscal 2007 to 41.4% in the third quarter of fiscal 2008 due to a change in product mix.

     Wireless DataCom Division gross profit increased 74% to $26.5 million for the nine months ended November 30, 2007, compared to $15.2 million for the same period of the prior year, which is commensurate with the 81% revenue increase of this division. Wireless DataCom's gross margin decreased from 39.4% for the nine month period ended November 30, 2006 to 37.9% for the same period of the current year due to a change in product mix, primarily from lower margin on Aercept revenue.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense increased by $464,000 to $3,868,000 in the third quarter of fiscal 2008 from $3,404,000 last year, primarily from higher R&D expenses of Dataradio. For the nine month year-to-date periods, R&D expense increased $2,459,000 from $9,523,000 last year to $11,982,000 this year. Dataradio's R&D expense accounted for $2.9 million of the increase, offset by a reduction in R&D expense related to the Company's Satellite Division and MRM business of the Wireless DataCom Division. Dataradio was included for for all 39 weeks of the fiscal 2008 period and only 27 weeks of the fiscal 2007 period.

     Consolidated selling expenses increased by $618,000 to $2,577,000 in the third quarter this year from $1,959,000 last year. This increase is primarily due to the inclusion of Aercept selling expenses in fiscal 2008.
As noted above, Aercept was acquired in March 2007. For the nine month year-to-date periods, selling expenses increased $2,536,000 from $4,683,000 last year to $7,219,000 this year. The selling expenses of Dataradio and Aercept accounted for $1.3 million and $0.9 million of the increase, respectively.

     Consolidated general and administrative expenses ("G&A") increased by $736,000 to $3,498,000 in the third quarter of this year compared to the prior year. This increase is primarily due to the inclusion of Aercept G&A for the fiscal 2008 third quarter. Consolidated G&A increased by $2,740,000 for the nine months ended November 30, 2007, which increase is primarily due to the acquisitions of Dataradio in May 2006, Aercept in March 2007 and SmartLink in April 2007, which collectively accounted for increased G&A of $2.7 million in the nine months ended November 30, 2007 compared to the same period of last year.

     Amortization of intangibles increased from $1,077,000 in the third quarter of last year to $1,558,000 in the third quarter of this year. The increase was primarily attributable to the acquisitions of Aercept and SmartLink.

     The in-process research and development ("IPR&D") write-off declined from $6,850,000 for the nine months ended November 30, 2006 to $310,000 in the 2008 fiscal year period. Last year's IPR&D write-off was related to the acquisition of Dataradio, while this year's IPR&D write-off was related to the acquisition of SmartLink.

     Operating Loss

     The operating loss in the third quarter of this year was ($67,218,000), compared to operating income of $2,839,000 in the third quarter of last year. The operating loss in the third quarter of this year is primarily attributable to the impairment charge of $65.7 million and the decline in revenues from a key DBS customer.

     The operating loss in the nine months ended November 30, 2007 was ($89,316,000), compared to operating income of $3,926,000 million in the nine months ended November 30, 2006. The operating loss in the current period is attributable to the impairment charge of $65.7 million, the $17.9 million charge for the DBS product performance issue noted above, and the decline in revenues from a key DBS customer.

     Non-Operating Income (Expense), Net

     Non-operating expense in the third quarter of this year was $622,000, compared to $136,000 in the third quarter of last year. The change was due to: (i) an increase in net interest expense of $231,000 because of lower invested cash and higher debt in fiscal 2008; and (ii) the $254,000 swing in foreign currency from a $119,000 gain in the third quarter of last year to a $135,000 foreign currency loss in the third quarter of this year due to the weakening of the US dollar relative to the Canadian dollar.

     Non-operating expense was $(1,712,000) in the nine months ended November 30, 2007, compared to non-operating income of $591,000 in the nine months ended November 30, 2006. The change was due to (i) an increase in net interest expense of $1,097,000 because of lower invested cash and higher debt in fiscal 2008; (ii) $655,000 in foreign currency loss in the current year compared to a $192,000 gain last year; (iii) a gain of $689,000 last year on currency hedging activities in connection with the Dataradio acquisition, for which the purchase price was denominated in Canadian dollars; and (iv) a non-operating gain of $330,000 on the sale of an investment that was recorded in the nine months ended November 30, 2007.

     Income Tax Provision

     Income tax expense (benefit) allocated to income (loss) from continuing operations for the nine months ended November 30, 2007 and 2006 was $(17,894,000) and $4,789,000, respectively. Income tax expense (benefit) allocated to income (loss) from discontinued operations for the nine months ended November 30, 2007 and 2006 was $2,617,000 and $(1,742,000),
respectively. The effective income tax rate on income (loss) from continuing operations was 20% and 106% in the nine months ended November 30, 2007 and 2006, respectively. Excluding the $45,057,000 portion of the fiscal 2008 goodwill impairment charge that is not deductible for income tax purposes, the effective income tax rate for the nine months ended November 30, 2007 was 39%. Excluding the fiscal 2007 IPR&D write-off of $6,850,000 that is not deductible for income tax purposes, the effective income tax rate for the nine months ended November 30, 2006 was 42%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $5,036,000 at November 30, 2007. During the nine months ended November 30, 2007, cash and cash equivalents decreased by $32.5 million. This decrease is comprised primarily of cash used by operating activities of $4.2 million, the Aercept and SmartLink acquisitions of $27.3 million, partial payment of $0.7 million as earn-out consideration for the TechnoCom acquisition, capital expenditures of $1.1 million, cash restricted for repayment of debt of $3.3 million, and debt repayments of $2.2 million, partially offset by proceeds from the sale of discontinued operations of $4.0 million, proceeds from the sale of investment of $1.0 million, proceeds from the exercise of stock options of $0.2 million and the effect of exchange rate changes on cash of $0.9 million.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The credit facility is comprised of a term loan and a $10 million working capital line of credit.

     The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for Dataradio. During fiscal 2007, the Company repaid in full the $3 million principal balance of the line of credit. At November 30, 2007, $2,375,000 of the line of credit was reserved for outstanding irrevocable stand-by letters of credit.

     The maturity date of the line of credit is May 26, 2011. The term loan repayment schedule provides that principal is payable in quarterly installments on the last day of March, June, September and December in each year with a final payment of $8,563,000 on May 26, 2011. However, as a result of the event of default described below, all term loan principal has been classified as a current liability in the accompanying balance sheet at November 30, 2007.

     Borrowings under the Credit Agreement bear interest at the Bank of Montreal's prime rate ("Prime Based Loans") plus a margin ranging from 0% to 0.25% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 0.75% to 1.25% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period
(ranging from 1 to 12 months) in the case of LIBOR Based Loans.   The Credit
Agreement also provides that the interest rate on borrowings can be increased by 2.0% during any period in which an event of default exists. The banks notified the Company that effective November 6, 2007 the banks have applied this additional 2.0% interest to the loan balance, payable upon demand by the banks.

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

     As discussed under "Product Performance Issue with Key DBS Customer" above, during the nine months ended November 30, 2007 the Company recorded a charge of $17.9 million for warranty repairs and other costs to resolve a product performance issue with a key DBS customer. The net loss of $11.4 million in the first quarter of fiscal 2008, which was primarily attributable to the $16.3 million charge recorded in that quarter for this product performance issue, caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility until the Company is able to obtain a waiver from its lenders and/or an amendment of the Credit Agreement. The Company has notified its lenders and is in discussions with them to resolve the issue. The Company believes that it has sufficient liquidity in the next 12 months such that the restriction on borrowing under the revolving credit facility will not adversely affect its operations. However, if the lenders are unwilling to agree to a waiver or an amendment or exercise their rights to accelerate repayments of the outstanding loan amount under the Credit Agreement, the inability of the Company to borrow under the revolving credit facility and/or the acceleration of such indebtedness would materially adversely affect the Company's financial position and operations, including its ability to fund its currently anticipated working capital and capital expenditure needs. Furthermore, because the lenders will have the right to call the loans under the Credit Agreement until such time that a waiver is obtained, $27.6 million of debt previously classified as a long-term liability has been reclassified as a current liability in the accompanying consolidated balance sheet as of November 30, 2007. The lenders have not provided the Company with the written notice that would be required to accelerate the loans under the Credit Agreement, and the Company believes that it will be able to obtain a waiver or amendment and avoid an acceleration of such loans. Nonetheless, no assurance can be given that the Company will be successful in obtaining a waiver or amendment, or that it will be able to avoid an acceleration of such loans.

     As further described in Note 14 to the accompanying unaudited consolidated financial statements, at November 30, 2007 the Company had a $13.4 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. This warranty reserve was reduced by $8.8 million to $4.6 million as the result of a settlement agreement that was entered into with this customer on December 14, 2007.
Also as described in Note 14, at November 30, 2007 the Company has a $2.1 million reserve for vendor commitment liabilities related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. The cash impact of these reserves is anticipated to occur over the next two or more years.

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


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's success at integrating its acquired businesses, the Company's ability to obtain an amendment of its Credit Agreement to eliminate the event of default under the Credit Agreement, the Company's ability to successfully re-qualify certain newer generation products and resume selling these products to one of its key DBS customers, the risk that the ultimate cost of resolving a product performance issue with a key DBS customer may exceed the amount of reserves established for that purpose, and other risks and uncertainties that are set forth under the "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2007 as filed with the Securities and Exchange Commission on May 17, 2007. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At November 30, 2007, the Company's term debt and credit facility with its bank are subject to variable interest rates. The Company monitors its debt and interest-bearing cash equivalents to mitigate the risk of interest rate fluctuations. A fluctuation of one percent in interest rates related to the Company's outstanding variable rate debt would not have a material impact on the Company's consolidated statement of operations.

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


ITEM 1A.  Risk Factors

     The Company has on-hand inventory of approximately $9.9 million and outstanding purchase commitments of $8.6 million for materials that are specific to the products that the Company manufactures for a key DBS customer with which the Company experienced a product performance issue. These amounts are not urrently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer or the introduction of new products by this customer that do not utilize these materials could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

     In addition, the reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2007, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. As a result of the recent developments discussed in Item 2 of Part I under "Product Performance Issue with Key DBS Customer", there are additional risks, namely the Company's success in obtaining a waiver from the lenders under its Credit Agreement of the event of default under the Credit
Agreement, the Company's ability to successfully re-qualify certain newer generation products and resume selling these products to one of its key DBS customers and the risk that the ultimate cost of resolving product performance issues with a key DBS customer may exceed the amount of reserves established for that purpose. Additional risks and uncertainties not currently known to management or that are currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.


ITEM 5.  OTHER INFORMATION

     On December 1, 2007, the Company entered into the Third Amendment and Consent to Credit Agreement with Bank of Montreal ("BMO"), in which BMO consented to the Company's issuance of a $5,000,000 non-interest bearing subordinated note and the forgiveness of $1,000,000 of accounts receivable in connection with the settlement agreement with Echostar Technologies Corporation.


ITEM 6. EXHIBITS

        Exhibit 10.1 - Third Amendment and Consent to Credit Agreement
                       dated December 1, 2007 between CalAmp Corp. and Bank of Montreal (1)

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


       January 15, 2008                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)