Form 10-K
period 2008-03-01
CalAmp Corp.
filed 2008-05-15
CIK 730255

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                 FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF  1934

                     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2008


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

Indicate by check mark whether the registrant is a large accelerated filer,
an accelerated filer, or a non-accelerated filer.   (Check one):
Large accelerated filer [  ]               Accelerated filer [X]
Non-accelerated filer [  ]                 Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2007 was approximately $86,711,000. As of May 7, 2008, there were 25,019,392 shares of the
Company's common stock outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2008 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., is a leading provider of high value mission-critical wireless communications solutions that enable anytime/anywhere access. CalAmp's Wireless DataCom Division services the public safety, industrial monitoring and controls, and mobile resource management market segments with wireless solutions built on communications technology platforms that include proprietary licensed narrowband, standards-based unlicensed broadband and cellular networks. CalAmp's Satellite Division supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite (DBS) market.

WIRELESS DATACOM DIVISION

     The Wireless DataCom Division services the public safety, industrial monitoring and controls, and mobile resource management market segments with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world. Lines of business within the Wireless DataCom Division include the following:

     Public Safety Mobile (PSM)

     Municipalities, public safety agencies and emergency first-responders rely on CalAmp solutions for mobile data and voice communications. CalAmp designs and builds out multi-network wireless systems that enable first responders such as fire, police and EMS personnel to talk, access data and communicate with colleagues, dispatchers and back-office databases remotely. The Dataradio line is recognized for innovative advanced wireless data products and systems for mission-critical applications. The Smartlink line provides seamless interoperability with and among disparate legacy analog voice land mobile radio networks within a municipality.

     Industrial Monitoring & Controls (IMC)

     Utilities, oil, mining, rail and security companies rely on CalAmp products for wireless data communications with fixed remote sites and monitoring and actuation of remote equipment. Applications include remotely measuring fresh and wastewater flows, pipeline flow monitoring for oil and gas production, remote utility meter reading, internet enablement and perimeter monitoring.

     Mobile Resource Management (MRM)

     Enterprises, vehicle financing companies and municipalities rely on CalAmp products and applications to optimize delivery of services and protect valuable assets. Applications include fleet management, asset tracking, student and school bus tracking and route optimization, vehicle recovery, security and Machine-to-Machine (M2M) communications.

     During fiscal years 2007 and 2008, the Company made six acquisitions of businesses and product lines to expand its Wireless DataCom Division. The principal acquisitions during this period, consisting of Dataradio, the Technocom MRM product line, Aercept and Smartlink, are described in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations below, and in Note 2 to the accompanying consolidated financial statements.

SATELLITE DIVISION

     The Satellite Division develops, manufactures and sells Direct Broadcast Satellite (DBS) outdoor consumer premise equipment (CPE) for digital and high definition satellite TV reception.

     The Company's DBS reception products are installed at subscribers' premises to receive subscription television programming signals that are transmitted from orbiting satellites. These DBS reception products consist principally of reflector dish antennae, feedhorns, and electronics which receive, process, amplify and switch satellite television signals for distribution over coaxial cable to multiple set-top-boxes inside the home. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Downconverter with Feed ("LNBF"). The microwave amplifier boosts the signal for further processing. The downconverter translates the signal from a microwave frequency into a lower intermediate frequency that is then switched and transmitted over coaxial cable to a specific set-top-box inside the home that can acquire, recognize and process the signal to create a picture.

      The products are sold primarily to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems. Revenue of the Company's Satellite Division amounted to $50.5 million, $155.1 million and $170.5 million in fiscal years 2008, 2007 and 2006, respectively. The decline in Satellite Division revenue in fiscal 2008 is the result of a product performance issue that resulted in one of the Company's DBS customers substantially reducing its purchases of the Company's products. For this reason, sales of DBS products accounted for only 36% of consolidated revenues for fiscal 2008. This product performance issue is described in more detail under the Satellite Division heading in Item 7 of
Part II herein and in Note 11 to the accompanying consolidated financial statements.

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

     Over the past several years, printed circuit board assembly has been outsourced to contract manufacturers in the Pacific Rim. The Company performs final assembly and test of most its satellite LNBF and some wireless datacom products at its facilities in Oxnard, California. The Company performs additional final assembly and test on other wireless datacom products at its facilities in Waseca, Minnesota, and Montreal, Canada. Printed circuit assemblies are mounted in various aluminum and plastic housings, electronically tested, and subjected to additional environmental tests on a sampled basis prior to packaging and shipping.

     Prior to fiscal 2008, satellite dish antennas were manufactured on a subcontract basis by metal fabrication companies in the U.S and China. In fiscal 2008, substantially all of the satellite dish antennas were manufactured by subcontractors in China. In addition, some of the Company's satellite LNBF products are manufactured on a subcontract basis by companies in Taiwan and mainland China.

     System integration and staging for the mobile communications networks are performed at the Company's Montreal, Canada facility and shipped to customer sites for final deployment.

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

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995, and upgraded its registration to ISO9001:2000 in 2003. ISO 9001:2000 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriter's Laboratory, Inc. according to the ISO 9001:2000 International Standard. Continuous assessments to maintain certification are performed semi-annually, and the Company has maintained its certification through each audit evaluation, most recently in September 2007. In addition, the Company conducts internal audits of processes and procedures on a quarterly basis. The Company believes that the loss of its ISO certification could have a material adverse effect on its operations, and the Company can provide no assurance that it will be successful in continuing to maintain such certification.

RESEARCH AND DEVELOPMENT

     Each of the markets the Company competes in is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on satellite DBS products, mobile wireless communication systems for public safety voice and data applications, fixed location wireless communication networks for industrial monitoring and controls applications, and cellular tracking products and services for mobile resource management applications. The Company has developed key technology platforms that can be leveraged across business units and applications. These include communications technology platforms based on proprietary licensed narrowband UHF and VHF frequency radios and modems, standards-based unlicensed broadband wireless IP router/radio modems, and cellular network based tracking units. In addition, development resources were allocated to broaden existing product lines, reduce product costs and improve performance through product redesign efforts.

     Research and development expenses in fiscal years 2008, 2007 and 2006 were $15,710,000, $12,989,000 and $8,018,000, respectively. During this three year period, the Company's research and development expenses have ranged between 4.1% and 11.1% of annual consolidated revenues.

SALES AND MARKETING

     The Company's revenues were derived mainly from customers in the United States, which represented 94%, 94%, and 95% of consolidated revenues in fiscal 2008, 2007 and 2006, respectively.

     The Wireless DataCom Division sells its products and services in each of its market segments through dedicated direct and indirect sales channels.
The sales and marketing functions for the MRM business are located primarily in Carlsbad, California. The sales and marketing functions for IMC are located primarily in Waseca, Minnesota. The sales and marketing functions for PSM are located primarily in Atlanta, Georgia and Montreal, Canada. The sales and marketing functions for Aercept are located in Lake Forest, California. In addition, the Wireless DataCom Division has a small sales office in Europe.

     The Satellite Division sells its DBS reception products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite Division are located primarily at the Company's corporate headquarters in Oxnard, California.

     Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2008        2007        2006
        --------     ---------    ------      ------      ------
        DirecTV      Satellite     23.9%       18.9%       15.1%
        EFJ          Wireless      14.2%        5.3%        5.2%
        EchoStar     Satellite     10.9%       50.6%       61.3%

     DirecTV and EchoStar provide satellite television services in the U.S. EchoStar conducts business using the name Dish Network. EFJ is a provider of two-way land mobile radios and communication systems for law enforcement, fire fighters, EMS and the military. The Company believes that the loss of DirecTV, EchoStar or EFJ as a customer could have a material adverse effect on the Company's financial position and results of operations.


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

     Wireless DataCom Division

     The Company believes that the principal competitors for its wireless products include Motorola, M/A-COM, GE-MDS, Tait Radio Communications, Freewave, GenX, TrackN, Enfora and Webtech Wireless.

     Satellite Division

     The Company believes that its existing principal competitors for its DBS products business include Sharp, Wistron NeWeb Corporation, Microelectronics Technology and Pro Brand. Because the Company's satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in price and margin pressures.


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


INTELLECTUAL PROPERTY

     Wireless DataCom Division Patents

     At February 28, 2008, the Wireless DataCom Division had 23 patents. CalAmp acquired U.S. Patent Nos. 6,025,774 and 6,249,217B1 as part of its acquisition of the Aercept Vehicle Tracking business from AirIQ in March 2007. These patents relate to a vehicle location system that enables automobile finance companies to locate and repossess vehicles serving as collateral on loans that go into default. Since the acquisition of these patents, CalAmp has embarked on an aggressive enforcement and licensing campaign for this technology and filed patent infringement suits against ProCon, iMetrik, SkyWatch GPS and TrackN. In fiscal year 2008, CalAmp entered into licensing agreements for these patents with DriveOK and SkyWatch GPS. In March 2008, CalAmp entered into a licensing agreement with ProCon and into a patent infringement settlement agreement with iMetrik.

     Satellite Division Patents

     As noted above, the Company's satellite products are not proprietary.
In the Company's DBS business, the Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     Trademarks

     CalAmp(R) and Dataradio(R) are federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2008, the Company had approximately 390 employees and approximately 30 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.


EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

      NAME               AGE              POSITION
-------------------      ---      --------------------------

Richard Gold              53      Director, President and Chief Executive
                                  Officer

Michael Burdiek           48      President, Wireless DataCom Division

Patrick Hutchins          45      President, Satellite Division and Chief
                                  Operations Officer

Garo Sarkissian           41      Vice President, Corporate Development

Richard Vitelle           54      Vice President, Finance, Chief
                                  Financial Officer and Corporate Secretary

     RICHARD GOLD joined the Company in February 2008 and was appointed President and Chief Executive Officer in March 2008. Mr. Gold has been a director of the Company since December 2000 and served as Chairman of the Board from July 2004 to February 2008. Prior to joining the Company, Mr. Gold was a Managing Director of InnoCal Venture Capital, a position he held since May 2004. From December 2002 until May 2004, he served as President and Chief Executive Officer of Nova Crystals, Inc., a supplier of optical sensing equipment. He was Chairman of Radia Communications, Inc., a supplier of wireless communications semiconductors, from June 2002 to July 2003.
Prior to this, he was the President and Chief Executive Officer of Genoa Corp. and Pacific Monolithics, Inc., and Vice President and General Manager of Adams Russell Semiconductor. He began his career as an engineer with Hewlett-Packard Co.

     MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company's Wireless DataCom Division in March 2007. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor to various firms in the Private Equity sector. From 1987 to 2004, Mr. Burdiek held a variety of technical and general management positions with Comarco, Inc., a publicly held company, most recently as Senior Vice President and General Manager of Comarco's Wireless Test Systems unit. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

     PATRICK HUTCHINS joined the Company as Vice President, Operations in August 2001, and was appointed President of the Company's Products Division in April 2004. In March 2007, in conjunction with the realignment of the Company's internal operating structure, Mr. Hutchins was appointed President of the Company's Satellite Division and Chief Operations Officer. From March 1997 until joining the Company, Mr. Hutchins served in general management capacities with several units of Chloride Group PLC and Genlyte Thomas LLC, most recently serving as the President and General Manager of Chloride Systems, a division of Genlyte Thomas.

    	GARO SARKISSIAN joined the Company as Vice President, Corporate Development in October 2005 and was appointed an executive officer in July 2006. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments
(GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer in 1988 and developed state-of-the-art RF power products over a span of 10 years for M/A Com (Tyco) and NEC.

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

     Materials that the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that the Company files electronically with the SEC.


ITEM 1A. RISK FACTORS

     The following list describes several risk factors which are unique to our Company:

The Company is dependent on its significant customers, the loss of any of which could have a material adverse effect on the Company's future sales and its ability to sustain its growth.

     The Company's top three customers, DirecTV, EFJ and Echostar, accounted for 23.9%, 14.2% and 10.9%, respectively, of the Company's consolidated revenues for fiscal 2008. DirecTV, EFJ and Echostar in the aggregate accounted for 74.8% of CalAmp's consolidated revenues for fiscal 2007 and 81.6% of its consolidated revenues for fiscal 2006. The loss of DirecTV, EFJ or Echostar as a customer, a deterioration in the overall business of any of them, or a decrease in the volume of sales by any of them, could result in decreased sales and could have a material adverse impact on CalAmp's ability to grow its business. A substantial decrease or interruption in business from any of the Company's significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Changes in the forecasted product demand from a DBS customer may require an increase in our inventory reserves and/or reserve for vendor commitment liabilities.

     The Company has on-hand inventory of approximately $10.1 million and outstanding purchase commitments of $8.6 million for materials that are specific to the products that the Company manufactures for a key DBS customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

     The revenues and results of our operations may fluctuate significantly, depending on a variety of factors, including the following:

  > our dependence on two major customers in our satellite products business that currently account for a substantial portion of our overall sales;

  >   the introduction of new products and services by competitors; and

  > seasonality in the equipment market for the U.S. DBS subscription television industry.

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

     Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:

  > the timing and amount of, or cancellation or rescheduling of, orders for our products;

  > our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

  > announcements, new product introductions and reductions in price of products offered by our competitors;

  >   our ability to achieve cost reductions;

  > our ability to obtain sufficient supplies of sole or limited source components for our products;

  > our ability to achieve and maintain production volumes and quality levels for our products;

  > our ability to maintain the volume of products sold and the mix of distribution channels through which they are sold;

  > the loss of any one of our major customers or a significant reduction in orders from those customers;

  > increased competition, particularly from larger, better capitalized competitors;

  >   fluctuations in demand for our products and services; and

  > telecommunications and wireless market conditions specifically and economic conditions generally.

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

     Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business. In the past, we have experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products and enhancements and which caused us to incur unexpected expenses. In addition, some of our existing customers have conditioned their future purchases of our products on the addition of product features. In the past we have experienced delays in introducing new features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market.

If demand for our products fluctuates rapidly and unpredictably, it may be difficult to manage the business efficiently which may result in reduced gross margins and profitability.

     Our cost structure will be based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Rapid and unpredictable shifts in demand for our products may make it difficult to plan production capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete as products evolve during the downturn and demand shifts to newer products. Our ability to reduce costs and expenses may be further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Conversely, in the event of a sudden upturn, we may incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business.

Because we currently sell, and we intend to grow the sales of, certain of our products in countries other than the United States, we are subject to different regulatory schemes. We may not be able to develop products that work with the standards of different countries, which could result in our inability to sell our products and, further, we may be subject to political, economic, and other conditions affecting such countries that could result in reduced sales of our products and which could adversely affect our business.

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

     Sales to customers outside the U.S. accounted for 6%, 6% and 5% of CalAmp's total sales for the fiscal years ended February 28, 2008, 2007 and 2006, respectively. Assuming that we continue to sell our products to such customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, change in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

     Other than in our DBS products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. These mechanisms provide us with only limited protection. We currently hold 23 patents and have 2 patent applications pending. As part of our confidentiality procedures, we enter into non-disclosure agreements with all of our executive officers, managers and supervisory employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

     Except as described below under "Governmental Regulation", we are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to Delaware corporations of similar size that are headquartered in California. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply airtime and certain hardware suppliers are subject to regulation by the FCC, and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

Governmental Regulation

     CalAmp's products are subject to certain mandatory regulatory approvals in the United States, Canada and other countries in which it operates. In the United States, the Federal Communications Commission ("FCC") regulates many aspects of communication devices including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone network. In Canada, similar regulations are administered by Industry Canada. Although CalAmp has obtained necessary FCC and Industry Canada approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than Canada or the United States in which it currently sells its products or in which it may sell its products in the future.

     The FCC and Industry Canada may be slow in adopting new regulations allowing private wireless networks to deliver higher data rates in licensed frequency bands for public safety applications. This could adversely affect demand for private networks as traditional private network users may opt for public network connections for all or part of their wireless communication needs. This could have a material adverse effect on the Company's business, results of operations and financial condition since the Company's Public Safety Mobile data products are currently used predominantly in private networks.


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None


ITEM 2.  PROPERTIES

     The Company's principal facilities, all leased, are as follows:

                           Square
       Location           Footage                       Use
----------------------    -------       ---------------------------------
Oxnard, California         98,000       Corporate office, Satellite Division
                                         offices and manufacturing plant

Carlsbad, California        6,000       Wireless DataCom Division's
                                         M2M offices

Lake Forest, California    16,000       Wireless DataCom Division's
                                         Aercept offices

Atlanta, Georgia            6,000       Dataradio sales and systems
                                         engineering offices

Chaska, Minnesota           4,000       Product design facility

Waseca, Minnesota          28,000       Dataradio offices and manufacturing
                                         plant

Montreal, Quebec, Canada   24,000       Dataradio offices, product design
                                         and assembly operations

Paris, France                 150       Sales office

San Diego, California      22,000       Former Solutions Division offices
                                        which were vacated in 2007 and are
                                        available for sublease



ITEM 3.  LEGAL PROCEEDINGS

      In May 2007, a patent infringement suit was filed against the Company. The lawsuit contends that the Company infringed on four patents and seeks injunctive and monetary relief. The Company asserted counterclaims in August 2007, through which the Company denies infringement of any valid claim of the plaintiff and seeks a declaration to that effect. The Court ordered the dismissal of claims related to three patents. Discovery is ongoing for the remaining claim. The Company believes the lawsuit is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying financial statements for this matter.

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

      On March 26, 2007 Rogers Corporation filed a complaint for declaratory relief in the United States District Court in Massachusetts. Rogers Corporation manufactures and supplies printed circuit laminate to sub-contractors of the Company that is incorporated into the Company's DBS products. On May 16, 2007, the Company filed a complaint against Rogers Corporation in the United States District Court in California for product liability issues related to the aforementioned laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. The Company believes that Rogers' complaint was filed in anticipation of the Company's complaint. While the Company believes that its case against Rogers Corporation is meritorious, it is not possible to predict the outcome of the matter at this time.

     In addition to the foregoing matter, the Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2008.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on The Nasdaq Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by Nasdaq:
                                                  LOW            HIGH
  Fiscal Year Ended February 28, 2008
         1st Quarter                            $ 4.25          $ 9.50
         2nd Quarter                              3.55            4.86
         3rd Quarter                              2.24            4.50
         4th Quarter                              2.15            3.11

  Fiscal Year Ended February 28, 2007
         1st Quarter                            $ 9.00          $13.90
         2nd Quarter                              5.44            9.89
         3rd Quarter                              6.01            8.00
         4th Quarter                              7.10            9.15


     At May 9, 2008 the Company had approximately 1,800 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 6,600. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

     In December 2007, the Company issued 1,000,000 shares of common stock to a DBS customer in partial settlement of a product performance issue as further described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company issued these shares in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. This issuance was made without general solicitation or advertising and was made in reliance upon representations from the DBS customer that the DBS customer was a sophisticated investor, had adequate access to information about the Company and acquired the shares for the DBS customer's own account, and not with a view to sale or distribution.


ITEM 6.  SELECTED FINANCIAL DATA
                                          Year ended February 28,
                              -----------------------------------------------
                                2008      2007      2006      2005      2004
                              --------  --------  --------  --------  -------
                                  (In thousands except per share amounts)

OPERATING DATA
Revenues                      $140,907  $211,714  $196,908  $194,835  $128,616
Cost of revenues               122,412   166,279   151,319   159,071   110,950
                              --------  --------   -------   -------   -------
Gross profit                    18,495    45,435    45,589    35,764    17,666
                              --------  --------   -------   -------   -------
Operating expenses:
 Research and development       15,710    12,989     8,018     6,187     5,363
 Selling                        10,633     6,765     2,715     2,225     2,336
 General and administrative     14,966     9,792     6,685     5,678     3,880
 Intangible asset amortization   6,418     3,463       778       104       104
 Write-off of acquired in-
  process research and
  development                      310     6,850       310       471        -
 Impairment loss                71,276        -         -         -         -
                              --------  --------   -------   -------   -------
Total operating expenses       119,313    39,859    18,506    14,665    11,683
                              --------  --------   -------   -------   -------
Operating income (loss)       (100,818)    5,576    27,083    21,099     5,983

Other income (expense), net     (2,472)      591       533      (120)     (243)
                              --------  --------   -------   -------   -------
Income (loss) from
 continuing operations
 before income taxes          (103,290)    6,167    27,616    20,979     5,740

Income tax benefit
 (provision)                    20,940    (4,716)  (11,154)   (7,874)      (26)
                              --------  --------   -------   -------   -------
Income (loss) from
 continuing operations         (82,350)    1,451    16,462    13,105     5,714

Loss from discontinued
 operations, net of tax           (597)  (32,639)   (1,900)   (5,029)      -

Loss on sale of discontinued
 operations, net of tax         (1,202)      -         -         -         -
                              --------  --------   -------   -------   -------
Net income (loss)             $(84,149) $(31,188)  $14,562   $ 8,076  $  5,714
                               =======   =======   =======    ======   =======
Basic earnings (loss)
 per share from:
 Continuing operations        $  (3.45)  $  0.06   $  0.72   $  0.61  $   0.39
 Discontinued operations         (0.08)    (1.40)    (0.08)    (0.23)      -
                              --------  --------   -------   -------   -------
Total basic earnings (loss)
 per share                    $  (3.53)  $ (1.34)  $  0.64   $  0.38  $   0.39
                               =======   =======   =======    ======   =======
Diluted earnings (loss)
 per share from:
 Continuing operations        $  (3.45)  $  0.06   $  0.70   $  0.59   $  0.37
 Discontinued operations         (0.08)    (1.40)    (0.08)    (0.23)      -
                              --------  --------   -------   -------   -------
Total diluted earnings (loss)
 per share                   $   (3.53)  $ (1.34)  $  0.62   $  0.36   $  0.37
                               =======   =======   =======    ======   =======

                                                 February 28,
                               ----------------------------------------------
                                 2008     2007      2006      2005      2004
                               -------  -------   -------   -------   -------
                                               (In thousands)

BALANCE SHEET DATA
Current assets                $ 66,767  $113,524  $ 99,236  $ 88,534   $67,365

Current liabilities           $ 40,059  $ 38,637  $ 21,873  $ 29,662   $24,722

Working capital               $ 26,708  $ 74,887  $ 77,368  $ 58,872   $42,643

Current ratio                      1.7       2.9       4.5       3.0       2.7

Total assets                  $143,041  $229,703  $204,346  $196,755   $98,619

Long-term debt                $ 27,187  $ 31,314  $  5,511  $  7,679   $ 7,690

Stockholders' equity          $ 73,420  $151,251  $176,109  $158,288   $65,363


Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, significant operating charges and adoption of new accounting standards, as follows:

  > In fiscal 2008, the Company recorded a $17.9 million charge for estimated expenses to resolve a product performance issue involving a key DBS customer.

  > In fiscal 2008, the Company recorded a Satellite Division goodwill impairment charge of $44.4 million and a Wireless DataCom Division goodwill impairment charge of $26.9 million.

  > In the first quarter of fiscal 2007, the Company acquired Dataradio Inc. and the TechnoCom MRM product line and in the first quarter of fiscal 2008 the Company acquired the Aercept vehicle tracking business and the Smartlink business, as further described in Note 2 to the accompanying consolidated financial statements.

  > In the first quarter of fiscal 2007, the Company recorded charges of $6,850,000 for the write-off of in-process research and development costs in connection with the Dataradio acquisition and $29,848,000 for the impairment of goodwill and other intangible assets of the Solutions Division, as further described in Notes 2 and 5, respectively, to the accompanying consolidated financial statements.

  > At the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payments", as further described in Note 1 of the accompanying consolidated financial statements under the caption "Accounting for Stock Options".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "may", "will", "expect", "intend", "plan", "believe", "seek", "could", "estimate", "judgment", "targeting", "should", "anticipate", "goal" and variations of these words and similar expressions, are intended to identify forward-looking statements. Actual results could differ materially from those implied by such forward-looking statements due to a variety of factors, including general and industry economic conditions, product demand, increased competition, competitive pricing and continued pricing declines in the DBS market, the timing of customer approvals of new product designs, operating costs, the Company's ability to efficiently and cost-effectively integrate its acquired businesses, the Company's ability to resume shipments of certain newer generation products to one of its key DBS customers, the risk that the ultimate cost of resolving a product performance issue with that DBS customer may exceed the amount of reserves established for that purpose, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Basis of Presentation

      The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2008, 2007 and 2006 fell on March 1, 2008, March 3, 2007, and February 25, 2006, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2008 and 2006 each consisted of 52 weeks, while fiscal year 2007 consisted of 53 weeks.

Overview

     CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., is a leading provider of high value mission-critical wireless communications solutions that enable anytime/anywhere access. CalAmp's Wireless DataCom Division services the public safety, industrial monitoring and controls, and mobile resource management market segments with wireless solutions built on communications technology platforms that include proprietary licensed narrowband, standards-based unlicensed broadband and cellular networks. CalAmp's Satellite Division supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite (DBS) market.

     In March 2007, effective at the beginning of fiscal 2008, the Company split its Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of CalAmp's legacy wireless businesses other than DBS and the businesses acquired as described below. Segment information presented in this Form 10-K for the years ended February 28, 2007 and 2006 has been reclassified to present information on this new reporting segment basis.
The Solutions Division, the remaining operations of which were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.

     Wireless DataCom Division

     The Wireless DataCom Division services the public safety, industrial monitoring and controls, and mobile resource management market segments with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world. The Wireless DataCom Division is comprised of the Company's legacy wireless businesses other than DBS and businesses acquired during the last two years. These principal acquisitions are described below, and further details are provided in Note 2 to the accompanying consolidated financial statements.

     On May 26, 2006 the Company acquired privately held Dataradio Inc., a leading supplier of proprietary advanced mobile and fixed wireless data communication systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the effective exchange rate. The Dataradio acquisition expanded CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. In connection with the acquisition of Dataradio the Company recorded a charge of $6,850,000 for in-process research and development costs of the acquired business as part of the purchase price allocation. Dataradio became part of the Company's Wireless DataCom Division.

     Also on May 26, 2006, the Company acquired the Mobile Resource Management product line from privately held TechnoCom Corporation. This product line is used to help track fleets of cars and trucks. These location monitoring units communicate via public (i.e. cellular) wireless networks and are distributed on an OEM basis to application service providers and system integrators offering mobile resource management solutions. In addition, the business offers a backend device management system to minimize support and service costs and also sophisticated unit firmware providing a greater range of vehicle information and communication capabilities. The purchase price for this acquisition was $2.4 million in cash and an earn-out payment equal to revenues in excess of $3,100,000 during the 12-month period following the acquisition. The Company made earn-out payments of $985,000 during fiscal 2008, leaving a balance of $1.3 million that is included in other accrued liabilities in the consolidated balance sheet at February 28, 2008. The Company expects to pay the remaining balance plus interest at 7% over the next 12 months using cash flows generated from operations.

     On March 16, 2007, the Company acquired Aercept (formerly known as Aircept), a vehicle tracking business, from AirIQ Inc., a Canadian company, for cash consideration of $19 million. The source of funds for the purchase price was the Company's cash on hand. Aercept's business involves the sale of end-to-end hosted asset tracking services to vehicle lenders that specialize in automobile financing for high credit risk individuals. Aercept's products utilize Global Positioning Satellite (GPS) and cellular technology to provide up-to-date location and tracking information. Aercept, which has approximately 35 employees, became part of the Company's Wireless DataCom Division.

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for cash consideration of $7.9 million. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure applications. SmartLink's software defined switch provides interoperability with legacy analog wireless communications networks without the need to replace the installed base of land mobile radios. SmartLink became part of the Company's new Wireless DataCom Division. SmartLink's operations were integrated into CalAmp's facilities in Montreal, Canada and Atlanta, Georgia.

     Satellite Division

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry, which accounted for 73% and 86% of consolidated revenue in fiscal years 2007 and 2006, respectively. In fiscal 2008, as the result of a DBS product performance issue as described below, one of the Company's DBS customers substantially reduced its purchases of the Company's products. For this reason, sales of DBS products accounted for only 36% of consolidated revenues for fiscal 2008. The DBS system operators have approximately 30% share of the total subscription television market in the U.S. In calendar 2007, the size of the U.S. DBS market grew by 5% from 29.1 million subscribers to approximately 30.6 million subscribers at December 31, 2007.

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

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 985,000 units were returned by this customer during fiscal 2008, and it is anticipated that additional units could be returned to the Company during fiscal 2009. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

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

     Prior to the issuance of its financial statements for the fiscal 2008 first quarter, the Company learned that the DBS customer would not accept the Company's proposed rework approach for the previous generation products that involved retuning the circuitry. This led the Company to conclude that certain parts, including the radio frequency board assembly, would need to be replaced, which is a significantly more costly process. As a result, the Company recorded a charge of $16.3 million in the quarter ended May 31, 2007 to increase the reserves for this matter. The resulting loss caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further under Liquidity and Capital Resources below. During the remainder of fiscal 2008, the Company recorded additional charges of $1.6 million related to this matter. Total fiscal 2008 charges of $17.9 million related to this matter are included in cost of revenues in the accompanying consolidated statements of operations. At November 30, 2007, the Company had reserves in the aggregate amount of $18.1 million for this matter. The Company reached a settlement agreement with this customer in December 2007 as further described in Note 11 to the accompanying consolidated financial statements. Pursuant to the settlement agreement, the Company agreed to rework certain DBS products previously returned to the Company or to be returned over a 15-month period and will provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In addition, as part of the settlement the Company issued to the customer a $5 million non-interest bearing note payable, a $1 million credit against outstanding receivables due from the customer, 1,000,000 shares of common stock and 350,000 common stock purchase warrants exercisable at $3.72 per share for three years. The note is repayable at a rate of $5 per unit on the first 1,000,000 DBS units purchased by the customer after the date of the settlement agreement. The consideration issued by the Company under the settlement agreement reduced the reserves by $8.8 million. At February 28, 2008, the Company had total reserves of $8.5 million for this matter, plus the $5 million note payable. While CalAmp believes that its established reserves as of February 28, 2008 will be adequate to cover the total costs of this settlement agreement, including future product rework costs, no assurances can be given that the ultimate expenses will not materially increase from the current estimate.
The cash impact of these reserves is anticipated to occur over two or three years.

     Solutions Division

     The Company's acquisition of Vytek Corporation ("Vytek") in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and Products Division because both divisions were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division. As a result of the fiscal 2007 annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an impairment of goodwill, and accordingly, an impairment charge was recorded in fiscal 2007 in the amount of $29,012,000. In addition, the Company recorded an $836,000 impairment charge related to the other intangible assets arising from the Vytek acquisition. The impairment charges reflected the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

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

     The Company recognized a pre-tax gain of $2.1 million on the sale of the TelAlert software business. The income tax expense attributable to the gain was $3.0 million because at the time of sale there was goodwill of $5.4 million associated with this business that was not deductible for income tax purposes.

     The TelAlert software business was the remaining business of the Solutions Division. Operating results for the Solutions Division have been presented in the accompanying consolidated statements of operations as a discontinued operation, as further described in Note 2 to the accompanying consolidated financial statements. The Solutions Division goodwill and intangible asset impairment charges in fiscal 2007 described above in the aggregate amount of $29,848,000 are included in the "Loss from operations of discontinued operations, net of tax" in the accompanying consolidated statement of operations for the year ended February 28, 2007.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax asset valuation allowance, and the valuation of long-lived assets and goodwill. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is quite concentrated, with three customers accounting for 49% of the Company's fiscal 2008 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of sales. Estimated usage in the next 12 months is based on demand represented by orders in backlog and management estimate of sales forecast at the end of the quarter, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

     As further described in Note 11 to the consolidated financial statements, at February 28, 2008 the Company had an inventory reserve of $2.4 million that was established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in Note 11, the Company had on-hand inventory of $10.1 million and outstanding purchase commitments of $8.6 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

     As further described in Note 11 to the accompanying consolidated financial statements, at February 28, 2008 the Company had a $4.3 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that this warranty reserve will be adequate to cover total future product rework costs under this settlement agreement, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties"
("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. As a result of adopting FIN 48, the Company: (i) increased deferred income tax assets and income taxes payable by $5.0 million each; and (ii) increased income taxes receivable and reduced goodwill by $1.2 million each.

     At February 28, 2008, the Company had an aggregate deferred tax asset balance of $20.1 million. The current portion of this deferred tax asset is $5.3 million and the noncurrent portion is $14.8 million. The noncurrent portion of the deferred income tax assets is comprised primarily of the tax benefit associated with the net operating losses incurred during fiscal 2008 and prior years.

      The Company also has deferred tax assets for Canadian income tax purposes arising from the acquisition of Dataradio amounting to $5.4 million at February 28, 2008, which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. Of this total Canadian deferred tax assets amount, $2.2 million existed at the time of the Dataradio acquisition in May 2006 and $3.2 million arose subsequent to the acquisition. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets at February 28, 2008 reflecting the Company's belief that it is more likely than not that the associated tax benefit will not be realized. If in the future a portion or all of the $5.4 million valuation allowance for the Canadian deferred tax assets is no longer deemed to be necessary, reductions of the valuation allowance up to $2.2 million will decrease the goodwill balance associated with the Dataradio acquisition, and reductions of the valuation allowance in excess of $2.2 million will reduce the income tax provision.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At February 28, 2008, the Company had $28.5 million in goodwill and $24.4 million in other intangible assets on its balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of non-goodwill intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually and, in certain situations, on an interim basis if indicators of impairment arise. Goodwill of the Satellite Division and Wireless DataCom Division is tested annually for impairment as of December 31 each year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management has appropriate processes in place to monitor for interim triggering events.

     In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. The Company must make estimates and judgments about the adequacy of reserves established for the product performance issue with a key DBS customer as described above. These assumptions and estimates are necessarily subjective and based on management's best estimates based on limited information. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

     As a result of the Solutions Division goodwill impairment test conducted as of April 30, 2006, the Company recorded an impairment charge of $29.8 million in the first quarter of fiscal 2007. The Solutions Division goodwill impairment test conducted as of April 30, 2007, which utilized a market-based approach to determine fair value, indicated that no impairment existed as of that date. The Company sold the TelAlert software business of the Solutions Division in August 2007 which resulted in the discontinuation of the operations of the Solutions Division. See Note 2 - Acquisitions and Discontinued Operation for further discussion.

     As a result of a product performance issue with a key DBS customer, as described above, the DBS customer substantially reduced its purchases of the Company's products during fiscal 2008. Revenues with this customer declined from $86.5 million in the nine months ended November 30, 2006 to $13.9 million in the nine months ended November 30, 2007. In addition, the Company's market capitalization declined substantially after the public announcement of the issue with the key DBS customer and continued to decline through the third quarter ended November 30, 2007 and at that date was significantly lower than the carrying value of the Company's consolidated net assets. The Company believes that the decline in its market capitalization during the third quarter was primarily attributable to the uncertainty surrounding the interruption of its commercial relationship with this key customer. Although the Company reached a settlement agreement with this customer in December 2007, the Company's market capitalization remained significantly below the carrying value of its consolidated net assets.

     Phase I of the impairment test conducted as of November 30, 2007 indicated that the carrying value of net assets of the Satellite Division and the Wireless DataCom Division exceeded the fair values of these reporting units by $37,744,000 and $22,571,000, respectively. The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit. The Satellite Division DCF reflected the reduced revenue from the key DBS customer, the Company's best estimate of forecasted revenues, profitability and cash flows over the next several years, and a market-based discount rate reflecting the perceived risk premium in the market. The Phase II impairment analysis involves a revaluation of all net assets, both tangible and intangible, and in the case of intangible assets, both recognized and unrecognized. Phase II of the impairment analysis indicated additional impairment losses for the Satellite and Wireless DataCom Divisions of $6,620,000 and $4,341,000, respectively. Accordingly, an aggregate charge of $71,276,000 was recorded in fiscal 2008 for the goodwill impairment losses for the Satellite and Wireless DataCom divisions of $44,364,000 and $26,912,000, respectively.

     The principal reasons for the impairment of the Satellite Division goodwill are: (i) the interruption of the commercial relationship with a key customer that substantially reduced the revenue and operating profitability of this division; and (ii) the sustained decline in the Company's market capitalization. With respect to the Wireless DataCom Division, despite the fact that the revenue and gross profit of this business were higher in the current three and nine-month periods than the comparable periods of the prior year, this reporting unit was also determined to be impaired. This is because in calculating the fair values of the Company's two reporting units using a DCF method, the Company employed a higher cost of capital in the November 30, 2007 impairment analysis compared to previous analyses as a result of the current assessment of risk, which took into consideration the Company's overall liquidity constraints at the present time.

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

     Products sold in connection with service contracts are recorded as deferred revenues and the associated product costs are recorded as deferred costs. These deferred amounts are recognized over the life of the service contract on a straight-line basis.

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


Results of Operations, Fiscal Years 2006 Through 2008

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of operations:
                                         Year Ended February 28,
                                      ----------------------------
                                       2008       2007       2006
                                      ------     ------     ------
Revenues                               100.0%     100.0%     100.0%
Cost of revenues                        86.9       78.5       76.8
                                       -----      -----      -----
Gross profit                            13.1       21.5       23.2
                                       -----      -----      -----
Operating expenses:
  Research and development              11.1        6.2        4.0
  Selling                                7.5        3.2        1.4
  General and administrative            10.6        4.7        3.4
  Intangible asset amortization          4.6        1.6        0.4
  Write-off of acquired in-process
   research and development              0.2        3.2        0.2
  Impairment loss                       50.6        -          -
                                       -----      -----      -----
Operating income (loss)                (71.5)       2.6       13.8
Other income (expense), net             (1.8)       0.3        0.2
                                       -----      -----      -----
Income (loss) from continuing
 operations before income taxes        (73.3)       2.9       14.0
Income tax benefit (provision)          14.9       (2.2)      (5.6)
                                       -----      -----      -----
Income (loss) from continuing
 operations                            (58.4)       0.7        8.4

Loss from discontinued operations,
 net of tax                             (0.4)     (15.4)      (1.0)
Loss on sale of discontinued
 operations, net of tax                 (0.9)       -          -
                                       -----      -----      -----
Net income (loss)                      (59.7%)    (14.7)%      7.4%
                                       =====      =====      =====

     The Company's revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:


                                       REVENUE BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2008                 2007              2006
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Satellite         $ 50,490    35.8%    $155,127    73.3%   $170,503    86.6%
Wireless DataCom    90,417    64.2%      56,587    26.7%     26,405    13.4
                   -------   -----      -------   -----     -------   -----
Total             $140,907   100.0%    $211,714   100.0%   $196,908   100.0%
                   =======   =====      =======   =====     =======   =====


                                 GROSS PROFIT (LOSS) BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2008                 2007              2006
                   ---------------      ---------------     ---------------
    Segment                  % of                 % of                % of
  (Division)        $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Satellite         $(14,808)  (80.1%)   $ 23,402    51.5%    $36,274    79.6%
Wireless DataCom    33,303   180.1%      22,033    48.5%      9,315    20.4
                   -------   -----      -------   -----      ------   -----
Total             $ 18,495   100.0%    $ 45,435   100.0%    $45,589   100.0%
                   =======   =====      =======   =====      ======   =====


                               OPERATING INCOME (LOSS) BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2008                 2007              2006
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
   Segment                   Total                Total               Total
  (Division)        $000s   Revenue      $000s   Revenue     $000s   Revenue
-----------        -------   -----      -------   -----     -------   -----
Satellite        $ (63,924)  (45.4%)   $ 17,317     8.2%    $30,785    15.6%
Wireless DataCom   (30,473)  (21.6%)     (5,888)   (2.8%)       576     0.3%
Corporate expenses  (6,421)   (4.6%)     (5,853)   (2.8%)    (4,278)   (2.2%)
                   -------   -----      -------   -----      ------   -----
Total            $(100,818)  (71.6%)   $  5,576     2.6%    $27,083    13.7%
                   =======   =====      =======   =====      ======   =====

     The Satellite Division's negative gross profit of $14.8 million and operating loss of $63.9 million in fiscal 2008 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving key DBS customer, as further described in Note 11 to the accompanying consolidated financial statements. The operating loss of $63.9 million for that period also includes a goodwill impairment charge of $44.4 million.

     The Wireless DataCom Division operating loss of $30.5 million in fiscal 2008 includes a goodwill impairment charge of $26.9 million. The Wireless DataCom Division operating loss of $5.9 million in fiscal 2007 includes a charge of $6.9 million to write off in-process research and development costs associated with the Dataradio acquisition.

Fiscal Year 2008 compared to Fiscal Year 2007

     As further discussed under the caption "Basis of Presentation" above, fiscal years 2008 and 2007 contained 52 weeks and 53 weeks, respectively, as a result of the Company's 52-53 week fiscal year method. The Company believes that the inclusion of the one additional week in fiscal 2007 does not materially affect the comparability of the operating results between these two periods.

     Revenue

     Satellite Division revenue declined $104.6 million, or 67%, to $50.5 million for fiscal 2008 from $155.1 million for fiscal 2007. This decline was primarily attributable to the action taken by a key DBS customer to put on hold all orders with the Company, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer and a review of production processes. Revenues from this customer in fiscal 2008 were $92 million lower than in fiscal 2007. The Company reached a settlement agreement with this customer in December 2007 as further described in Note 11. The Company expects to resume shipments to this customer in the fiscal 2009 first quarter.

     Wireless DataCom Division revenue increased by $33.8 million, or 60%, to $90.4 million for fiscal 2008 compared to fiscal 2007 due to: (i) an $8.8 million increase in sales of radio modules to a Wireless DataCom customer in support of that customer's contract with the U.S. Department of Defense;
(ii) the acquisition of Aercept in March 2007, which contributed revenue of $12.4 million in fiscal 2008; and the fact that the operations of Dataradio and the Technocom MRM business are included for all 52 weeks of fiscal 2008 versus only 40 weeks of fiscal 2007.

     Gross Profit and Gross Margins

     The Satellite Division had negative gross profit of $(14.8) million for fiscal 2008 compared with a gross profit of $23.4 for fiscal 2007. The decline in gross profit is primarily attributable to the $17.9 million charge for estimated expenses to correct a product performance issue with a key DBS customer and the $104.6 million decline in revenue in fiscal 2008 compared to the prior year.

     Gross profit of the Wireless DataCom Division increased 51% to $33.3 million for fiscal 2008 compared to $22.0 million last year, which is commensurate with the 60% revenue increase of this division. Wireless DataCom's gross margin decreased from 38.9% for fiscal 2007 to 36.8% for fiscal 2008 due to a change in product mix, primarily due to the acquisition at the beginning of fiscal 2008 of Aercept, which is currently operating at lower gross margins than the other businesses within the Wireless DataCom businesses.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense increased by $2.7 million to $15.7 million for fiscal 2008 from $13.0 million last year, primarily from higher R&D expenses of Dataradio. Dataradio's R&D expense accounted for $3.4 million of the increase, offset by a reduction in R&D expense associated with the Company's Satellite Division and the Wireless DataCom Division's OEM business. Dataradio was included for all 52 weeks of the fiscal 2008 period and only 40 weeks of the fiscal 2007 period.

     Consolidated selling expenses increased by $3.9 million to $10.6 million for fiscal year 2008 from $6.8 million last year. This increase is primarily due to higher selling expenses of Dataradio and Aercept, which accounted for
$2.4 million and $1.2 million of the increase, respectively.   As noted
above, Dataradio was included for all 52 weeks of the fiscal 2008 period versus only 40 weeks of the fiscal 2007 period, and Aercept was acquired in March 2007.

     Consolidated general and administrative expenses ("G&A") increased by $5.2 million for fiscal 2008, which increase is primarily due to the acquisitions of Dataradio in May 2006, Aercept in March 2007 and SmartLink in April 2007, which collectively accounted for increased G&A of $3.4 million for fiscal 2008 compared to last year.

     Amortization of intangibles increased from $3.5 million for fiscal 2007 to $6.4 million for fiscal 2008. The increase was primarily attributable to the acquisitions of Aercept and SmartLink.

     The in-process research and development ("IPR&D") write-off declined from $6.9 million for fiscal 2007 to $310,000 for fiscal 2008. Last year's IPR&D write-off was related to the acquisition of Dataradio, while this year's IPR&D write-off was related to the acquisition of SmartLink. The IPR&D of $6.9 million in fiscal 2007 is further described in Note 2 - Acquisitions and Discontinued Operations.

     Operating Loss

     The operating loss for fiscal 2008 was $100.8 million, compared to operating income of $5.6 million for fiscal 2007. The operating loss in the current period is attributable to the impairment charge of $71.3 million, the $17.9 million charge for the DBS product performance issue noted above, and the reduction in gross profit due to the $92 million decline in revenues from a key DBS customer.

     Non-Operating Income (Expense), Net

     Non-operating expense for fiscal 2008 was $2,472,000 for fiscal 2008, compared to non-operating income of $591,000 for fiscal 2007. The change was primarily due to (i) an increase in net interest expense of $1,450,000 because of lower invested cash and higher debt in fiscal 2008; (ii) $694,000 in foreign currency loss in the current year compared to a $362,000 gain last year; and (iii) a gain of $689,000 last year on currency hedging activities in connection with the Dataradio acquisition, for which the purchase price was denominated in Canadian dollars.

     Income Tax Provision

     Income tax benefit allocated to loss from continuing operations for the year ended February 28, 2008 was $20,940,000. Income tax expense allocated to income from continuing operations for the year ended February 28, 2007 was $4,716,000. Income tax expense allocated to income from discontinued operations for the year ended February 28, 2008 was $2,431,000. Income tax benefit allocated to loss from discontinued operations for the year ended February 28, 2007 was $1,935,000. The effective income tax rate on income
(loss) from continuing operations was 20% and 76% in the year ended February 28, 2008 and 2007, respectively. The effective income tax rate in fiscal 2008 of 20% was impacted by nondeductible goodwill of $49.4 million while the 76% in fiscal 2007 was impacted by in-process research and development expense of $6.9 million.


Fiscal Year 2007 compared to Fiscal Year 2006

     Revenue

     Satellite Division revenue decreased $15,376,000, or 9.0%, to $155,127,000 in fiscal 2007 from $170,503,000 in fiscal 2006. The decline in revenue is attributable to a decrease in unit sales volume of approximately 16% from fiscal 2006 to fiscal 2007, partially offset by an increase in average selling prices per unit of approximately 6%.

     Wireless DataCom Division revenue increased $30,182,000, or 114%, to $56,587,000 in fiscal 2007 from $26,405,000 in fiscal 2006. The operations of Dataradio and the TechnoCom MRM product line that were acquired in May 2006 contributed revenues of $22,821,000 and $4,335,000, respectively, for the 40-week period from date of acquisition to the end of fiscal 2007

     Gross Profit and Gross Margins

     Satellite Division gross profit decreased in fiscal 2007 to $23,402,000 from $36,274,000 in fiscal 2006. Gross profit of the Satellite Division declined in fiscal 2007 compared to fiscal 2006 because of the $15,376,000 decline in revenue and a shift in product mix toward lower margin end-of-life DBS products. In addition, freight costs for incoming materials of the Satellite Division were $4.4 million higher in fiscal 2007 compared to fiscal 2006 because of the Company's decision to expedite materials in order to meet customer requirements in response to supply chain disruptions and demand volatility.

     Satellite Division's gross margin in fiscal 2007 was 15.1% compared to 21.2% in fiscal 2006. The decline in gross margin is primarily the result of higher freight costs and lower margins on final shipments of end-of-life DBS products.

     Wireless DataCom Division gross profit increased in fiscal 2007 to $22,033,000 from $9,315,000 in fiscal 2006, due to the gross profit contribution of Dataradio and the TechnoCom product line of $13.2 million for the 40-week period from the date of acquisition to the end of fiscal 2007.

     Wireless DataCom Division's gross margin in fiscal 2007 was 38.9% compared to 35.3% in fiscal 2006.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased by $4,971,000 from $8,018,000 in fiscal 2006 to $12,989,000 in fiscal 2007. R&D expense of Dataradio, which was acquired in the first quarter of fiscal 2007, accounted for substantially all of this increase.

     Consolidated selling expenses increased by $4,050,000 from $2,715,000 in fiscal 2006 to $6,756,000 in fiscal 2007. This increase is primarily the result of Dataradio's fiscal 2007 selling expenses of $4.2 million.

     Consolidated general and administrative expenses ("G&A") increased by $3,107,000 from $6,685,000 in fiscal 2006 to $9,792,000 in fiscal 2007. This change is primarily attributable to stock-based compensation expense included in fiscal 2007 G&A of $1,349,000 and Dataradio's G&A of $1,337,000.

     Amortization of intangibles increased from $778,000 in fiscal 2006 to $3,463,000 in fiscal 2007. The increase was primarily attributable to amortization expense on identifiable intangible assets from the acquisitions of Dataradio and the TechnoCom MRM product line.

     The in-process research and development ("IPR&D") write-off increased to $6,850,000 in fiscal 2007 from $310,000 in fiscal 2006. The IPR&D write-off in fiscal 2006 was related to the acquisition of Skybility and the IPR&D write-off in fiscal 2007 was related to the acquisition of Dataradio.

     Operating Income

     The fiscal 2007 operating income was $5,576,000, compared to $27,083,000 in fiscal 2006. The decrease in operating income for fiscal 2007 is attributable to the $6,850,000 write-off of IPR&D associated with the Dataradio acquisition, incremental operating expenses associated with the aforementioned fiscal 2007 acquisitions, and share-based compensation expense of $1,808,000 recorded in fiscal 2007 pursuant to FAS 123R.

     Non-Operating Income (Expense), Net

     Non-operating income in fiscal 2007 was $591,000, compared to $533,000 in fiscal 2006. This increase is primarily attributable to a gain of $689,000 realized on foreign currency hedging activities in connection with the acquisition of Dataradio, for which the purchase price was denominated in Canadian dollars. Interest income was $517,000 higher in fiscal 2007 than the prior year due to higher average cash balances and higher interest rates during fiscal 2007. These increases in non-operating income were partially offset by interest expense that was $1,538,000 higher in fiscal 2007 than the prior year due to the new bank borrowing described in Note 6 to the accompanying consolidated financial statements.

     Income Tax Provision

     Income tax expense allocated to income from continuing operations for the years ended February 28, 2007 and 2006 was $4,716,000 and $11,154,000,
respectively. Income tax benefit allocated to loss from discontinued operations for the years ended February 28, 2007 and 2006 was $1,935,000 and $1,287,000, respectively. The effective income tax rate on income from continuing operations was 76% and 40% in the year ended February 28, 2007 and 2006, respectively, primarily attributable to nondeductible in-process research and development expense of $6,850,000 in fiscal 2007.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $6,588,000 at February 28, 2008, and its $1 million working capital bank line of credit. During fiscal year 2008, cash and cash equivalents decreased by $30,949,000. This net decrease consisted of cash used by operating activities of $1,541,000, capital expenditures of $1,359,000, cash in the aggregate amount of $28,148,000 used for business acquisitions, and debt repayments of $6,728,000, partially offset by proceeds from the sale of an investment of $1,045,000, proceeds from the sale of discontinued operations of $4,420,000, the effect of exchange rate changes on cash of $1,077,000 and other net activity of $285,000.

     Cash was provided by a decrease in operating working capital during fiscal 2008 in the aggregate amount of $19,087,000, comprised of a decrease of $18,700,000 in accounts receivable, a decrease of $1,116,000 in inventories, a decrease of $2,629,000 in prepaid expenses and other assets and an increase in accrued liabilities of $13,795,000, partially offset by decreases in accounts payable and deferred revenue of $16,807,000 and $346,000, respectively.

     The Company believes that inflation and foreign currency exchange rates did not have a material effect on its operations in fiscal 2008.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition. During fiscal 2007 the Company repaid in full the $3 million principal balance of the working capital line of credit.

     The Credit Agreement contained certain financial covenants and ratios including: a total Leverage Ratio of not more than 2.75; total stockholders' equity of not less than the sum of (i) $140,887,000, (ii) 50% of net income for each fiscal year (excluding years with net losses) and (iii) 50% of net cash proceeds from any issuance of equity; and a fixed charge coverage ratio (earnings before interest, taxes, depreciation and other noncash charges to fixed charges) of not less than 1.50. The net loss of $11.4 million in the first quarter of fiscal 2008 caused an event of default with respect to the financial covenants under the Credit Agreement. The Credit Agreement provides that the interest rate on borrowings can be increased by 2.0% during any period in which an event of default exists. Effective November 6, 2007 the banks elected to impose this additional default interest of 2.0%, resulting in accrued interest expense of $204,000 (the "Default Interest Amount"), which is included in other accrued liabilities in the consolidated balance sheet at February 28, 2008.

     In February 2008, the Company entered into an amendment of the credit agreements with the banks (the "Amended Agreement"). Pursuant to the Amended Agreement, cash proceeds of $3.8 million from the August 2007 sale of the Company's TelAlert software business that had been held in escrow by the banks were applied to reduce borrowings under the term loan, resulting in an outstanding principal balance of $27.5 million at February 28, 2008. The interest rate on the term loan was also increased by 0.5% as a result of this amendment, and giving effect to this change, the term loan bears interest at 7.1% as of February 28, 2008. Term loan principal payments of $750,000 are due on the last day of each calendar quarter during 2008, and a principal payment of $1,250,000 is due on March 31, 2009. In addition, any collections of the scheduled $140,000 per month on a note receivable from the buyer of the TelAlert software business must be applied to reduce the term loan principal.

     The Amended Agreement has a termination date of June 30, 2009, at which time all outstanding borrowings under the credit agreement are due and payable. In the event that all outstanding obligations under the Amended Agreement are paid in full by December 31, 2008, the Default Interest Amount of $204,000 will be forgiven, and in the event that the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, the Default Interest Amount will be reduced to $123,000.

     Furthermore, in the event all outstanding obligations under the Amended Agreement are not paid in full by December 31, 2008, an exit fee of $500,000 will be due and payable to the banks on June 30, 2009, except that if the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, then the exit fee will be reduced to $300,000.

     At February 28, 2008, $2.4 million of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit. The Amended Agreement also makes available $1 million for borrowings under a working capital revolving loan. Borrowings under the revolver would bear interest at the bank's prime rate plus 2% or LIBOR plus 3%. There were no outstanding borrowings on the revolver at February 28, 2008.

     Pursuant to the Amended Agreement, the banks agreed to waive all financial covenant violations for fiscal 2008. The financial covenants with which the Company had been noncompliant were eliminated as a result of this amendment, and were replaced with new covenants that are effective for the first quarter of fiscal 2009 that require minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom Division revenues. In addition, the Amended Agreement contains a provision by which an event of default would occur if a certain key customer of the Company's Satellite Division does not grant final authorization/clearance for shipment of new generation products by June 30, 2008.

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

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2008 (in thousands):

                         Payments Due by Period
                     -------------------------------
Contractual        Less than  1-3     3-5   More than
  Obligations       1 year   years   years   5 years    Total
---------------    -------- -------   ------   -------  -------
Bank debt          $ 2,580  $24,950  $   -    $   -     $27,530
Subordinated
 note payable        2,763    2,237      -        -       5,000
Operating leases     2,526    3,166     415       -       6,107
Purchase
 obligations        10,878      -        -        -      10,878
                   -------  -------   ------   -------  -------
Total contractual
 cash obligations  $18,747  $30,353  $  415    $  -     $49,515
                   =======  =======  =======   =======  =======

     Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

     The Company believes that its cash on hand, its cash generated from operations and the amount available under its working capital line of credit are collectively sufficient to support operations, fund capital equipment requirements and discharge contractual cash obligations for at least the next 12 months.

New Authoritative Pronouncements

     See Note 1 of the accompanying consolidated financial statements for a description of new authoritative accounting pronouncements either recently adopted or which had not yet been adopted by the Company as of the end of fiscal 2008.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. Cumulative foreign currency translation gain included in the other comprehensive income (loss) in stockholders' equity amounted to $802,000 as of February 28, 2008.

Debt Risk

      The Company has variable-rate bank debt. The estimated fair value of the Company's variable-rate debt approximates the carrying value of such debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms. A fluctuation of one percent in interest rate would have an annual impact of approximately $160,000 net of tax on the Company's consolidated statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

      The management of CalAmp Corp. has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2008. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on its assessment, management of CalAmp Corp. has concluded that, as of February 28, 2008, the Company's internal control over financial reporting is effective based on those criteria.

      CalAmp Corp. acquired Aercept on March 16, 2007 and as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2008 Aercept's internal control over financial reporting associated with total assets of $21.1 million and total revenues of $12.4 million included in the consolidated financial statements of CalAmp Corp. and subsidiaries as of and for the year ended February 28, 2008.

      KPMG LLP, our independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting as of February 28, 2008, as stated in their report, which is included herein.

          Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of CalAmp Corp.:

      We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 28, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2008, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 7 to the consolidated financial statements, effective March 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". Also, as discussed in Note 1 to the consolidated financial statements, effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment".

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CalAmp Corp.'s internal control over financial reporting as of February 28, 2008, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
May 14, 2008

               Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of CalAmp Corp.:

      We have audited CalAmp Corp.'s internal control over financial reporting as of February 28, 2008, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

      In our opinion, CalAmp Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2008, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      Management excluded Aercept from its assessment of the effectiveness of CalAmp Corp.'s internal control over financial reporting as of February 28, 2008. Aercept, acquired on March 16, 2007, accounted for $21.1 million, or 15%, of the Company's total assets as of February 28, 2008, and contributed approximately $12.4 million, or 9%, of the Company's total revenue for the year ended February 28, 2008. Our audit of internal control over financial reporting of CalAmp Corp. also excluded an evaluation of the internal control over financial reporting of Aercept.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 28, 2008, and our report dated May 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
May 14, 2008

                               CALAMP CORP.
                     CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE)
                                                           February 28,
                                                      ---------------------
                                                        2008         2007
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents                          $  6,588     $ 37,537
   Accounts receivable, less allowance for
    doubtful accounts of $1,271 and $347 at
    February 28, 2008 and 2007, respectively            20,043       38,439
   Inventories                                          25,097       25,729
   Deferred income tax assets                            5,306        4,637
   Prepaid expenses and other current assets             9,733        7,182
                                                      --------     --------
          Total current assets                          66,767      113,524
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               5,070        6,308
Deferred income tax assets, less current portion        14,802          -
Goodwill                                                28,520       90,001
Other intangible assets, net                            24,424       18,643
Other assets                                             3,458        1,227
                                                      --------     --------
                                                      $143,041     $229,703
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  5,343     $  2,944
   Accounts payable                                     10,875       26,186
   Accrued payroll and employee benefits                 4,218        3,478
   Accrued warranty costs                                3,818        1,295
   Other current liabilities                            11,800        2,799
   Deferred revenue                                      4,005        1,935
                                                      --------     --------
          Total current liabilities                     40,059       38,637
                                                      --------     --------
Long-term debt, less current portion                    27,187       31,314
Deferred income tax liabilities                            -          7,451
Other non-current liabilities                            2,375        1,050

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 25,041 and 23,595 shares issued
    and outstanding at February 28, 2008 and
    2007, respectively                                     250          236
   Additional paid-in capital                          144,318      139,175
   Retained earnings (accumulated deficit)             (71,149)      13,000
   Accumulated other comprehensive income (loss)             1       (1,160)
                                                      --------     --------
          Total stockholders' equity                    73,420      151,251
                                                      --------     --------
                                                      $143,041     $229,703
                                                      ========     ========
            See accompanying notes to consolidated financial statements.

                                CALAMP CORP.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year ended February 28,
                                             -----------------------------
                                               2008       2007       2006
                                             --------   --------   -------
Revenues                                    $140,907    $211,714   $196,908

Cost of revenues                             122,412     166,279    151,319
                                            --------    --------   --------
Gross profit                                  18,495      45,435     45,589
                                            --------    --------   --------
Operating expenses:
  Research and development                    15,710      12,989      8,018
  Selling                                     10,633       6,765      2,715
  General and administrative                  14,966       9,792      6,685
  Intangible asset amortization                6,418       3,463        778
  Write-off of acquired in-process
   research and development                      310       6,850        310
  Impairment loss                             71,276        -          -
                                            --------    --------   --------
Total operating expenses                     119,313      39,859     18,506
                                            --------    --------   --------
Operating income (loss)                     (100,818)      5,576     27,083

Non-operating income (expense):
  Interest income (expense), net              (1,903)       (453)       568
  Other income (expense), net                   (569)      1,044        (35)
                                            --------    --------   --------
Total non-operating income (expense)          (2,472)        591        533
                                            --------    --------   --------
Income (loss) from continuing
  operations before income taxes            (103,290)      6,167     27,616

Income tax benefit (provision)                20,940      (4,716)   (11,154)
                                            --------    --------   --------
Income (loss) from continuing operations     (82,350)      1,451     16,462

Loss from discontinued operations,
  net of tax                                    (597)    (32,639)    (1,900)
Loss on sale of discontinued
  operations, net of tax                      (1,202)        -          -
                                            --------    --------   --------
Net income (loss)                           $(84,149)   $(31,188)  $ 14,562
                                            ========    ========   ========
Basic earnings (loss) per share from:
  Continuing operations                     $  (3.45)   $   0.06   $   0.72
  Discontinued operations                      (0.08)      (1.40)     (0.08)
                                            --------    --------   --------
Total basic earnings (loss) per share       $  (3.53)   $  (1.34)  $   0.64
                                            ========    ========   ========

Diluted earnings (loss) per share from:
  Continuing operations                     $  (3.45)   $   0.06   $   0.70
  Discontinued operations                      (0.08)      (1.40)     (0.08)
                                            --------    --------   --------
Total diluted earnings (loss) per share     $  (3.53)   $  (1.34)  $   0.62
                                            ========    ========   ========
Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                     23,881      23,353     22,605
    Diluted                                   23,881      23,353     23,415


            See accompanying notes to consolidated financial statements.

                            CALAMP CORP.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AND COMPREHENSIVE INCOME (LOSS)
                          (IN THOUSANDS)

<table>                                                               Accum-
                                                                      ulated
                                                   Common             Other    Total
                      Common Stock     Additional  Stock              Compre-  Stock-
                     --------------     Paid-in    Held in  Retained  hensive  holders'
                     Shares    Amount   Capital    Escrow   Earnings   Loss    Equity
                     ------    ------    ------   --------  --------  ------   ------
Balances at
 February 28, 2005    22,714     $227   $131,784  $(2,548)  $29,626   $(801)  $158,288
Net income and
 comprehensive income     -        -          -        -     14,562      -      14,562
Sales of common stock
 held in escrow           -        -          -        16      -         -          16
Exercise of stock
 options                 516        5      2,285       -       -         -       2,290
Tax benefits from exer-
 cise of non-qualified
 stock options            -        -       1,143       -       -         -       1,143
Other                    (26)      -        (190)      -       -         -        (190)
                      ------     ----    -------  --------  -------   ------  --------
Balances at
 February 28, 2006    23,204      232    135,022   (2,532)   44,188    (801)   176,109
Net loss                  -        -          -        -    (31,188)     -     (31,188)
Change in unrealized
 gain on available-for-
 sale investments         -        -          -        -       -         45         45
Foreign currency trans-
 lation adjustments       -        -          -        -       -       (404)      (404)
                                                                                ------
Comprehensive loss                                                             (31,547)
Sales of common stock
 held in escrow           -        -          -     2,532      -         -       2,532
Issuance of restricted
 Stock                    20       -          -        -       -         -          -
Stock-based compen-
 sation expense           -        -       2,213       -       -         -       2,213
Exercise of stock
 options and warrants    373        4      1,393       -       -         -       1,397
Tax benefits from exer-
 cise of non-qualified
 stock options            -        -         568       -       -         -         568
Other                     (2)      -         (21)      -       -         -         (21)
                      ------     ----    -------  --------  -------   ------  --------
Balances at
 February 28, 2007    23,595      236    139,175       -     13,000  (1,160)   151,251
Net loss                  -        -          -        -    (84,149)     -     (84,149)
Change in unrealized
 gain on available-for-
 sale investments         -        -          -        -       -        (45)       (45)
Foreign currency trans-
 lation adjustments       -        -          -        -       -      1,206      1,206
                                                                                ------
Comprehensive loss                                                             (82,988)
Issuance of restricted
 stock, net of
 forfeitures             380        4        (4)       -       -         -          -
Stock-based compen-
 sation expense           -        -       2,238       -       -         -       2,238
Exercise of stock
 options and warrants     66       -         212       -       -         -         212
Issuance of stock and
  warrants             1,000       10      2,802       -       -         -       2,812
Other                     -        -        (105)      -       -         -        (105)
                      ------     ----    -------  --------  -------   ------  --------
Balances at
 February 28, 2008    25,041     $250   $144,318  $    -   $(71,149)  $    1  $ 73,420
                      ======     ====   ========  ========  =======   ======  ========

      See accompanying notes to consolidated financial statements.

                               CALAMP CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                  Year ended February 28,
                                               -----------------------------
                                                  2008       2007      2006
                                               --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $(84,149)  $(31,188)  $14,562
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
  Depreciation and amortization                    9,681     6,920     4,372
  Stock-based compensation expense                 2,238     2,213       -
  Write-off of in-process research and development   310     6,850       310
  Impairment loss                                 71,276    29,848       -
  Loss on sale of equipment                          -          85        43
  Tax benefit from exercise of stock options         -         -       1,158
  Excess tax benefit from stock-based compensation   -        (496)      -
  Deferred tax assets, net                       (20,784)    1,485     6,236
  Loss on sale of discontinued operations,
   net of tax                                      1,202       -         -
  Gain of sale of investment                        (331)      -         -
  Other                                               (6)      -         -
  Changes in operating assets and liabilities:
    Accounts receivable                           18,700    (3,755)   (1,704)
    Inventories                                    1,116    (2,059)    4,266
    Prepaid expenses and other assets              2,629    (2,689)      427
    Accounts payable                             (16,807)   12,962    (6,377)
    Accrued liabilities                           13,795    (3,995)     (666)
    Deferred revenue                                (346)      542      (247)
                                                 --------  --------  --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  (1,476)   16,723    22,380
                                                 --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (1,359)   (2,828)   (2,296)
  Proceeds from sale of property and equipment         7        16       146
  Proceeds from sale of investment                 1,045       -         -
  Proceeds from sale of discontinued operations    4,420       -         -
  Acquisition of Aercept                         (19,318)      -         -
  Acquisition of Smartlink                        (7,845)      -         -
  Acquisition of Dataradio net of cash acquired      -     (48,053)      -
  Acquisition of TechnoCom product line             (985)   (2,486)      -
  Acquisition of Skybility business                  -          -     (4,897)
  Proceeds from Vytek escrow fund distribution       -         480       -
  Other                                              -        (240)      -
                                                 --------  --------  --------
NET CASH USED IN INVESTING ACTIVITIES            (24,035)  (53,111)   (7,047)
                                                --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                       -      38,000       -
  Debt repayments                                 (6,728)  (11,421)   (2,888)
  Proceeds from exercise of stock options            213     1,397     2,290
  Excess tax benefit from stock-based compensation   -         496       -
                                                 --------  --------  --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  (6,515)   28,472      (598)
                                                  -------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH            1,077      (330)      -
                                                --------   --------  --------
Net change in cash and cash equivalents          (30,949)    (8,246)   14,735
Cash and cash equivalents at beginning of year    37,537     45,783    31,048
                                                --------   --------  --------
Cash and cash equivalents at end of year        $  6,588   $ 37,537  $ 45,783
                                                ========   ========  ========

        See accompanying notes to consolidated financial statements.

                              CALAMP CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business

      CalAmp Corp. ("CalAmp" or the "Company"), formerly known as California Amplifier, Inc., is a leading provider of high value mission-critical wireless communications solutions that enable anytime/anywhere access. CalAmp's Wireless DataCom Division services the public safety, industrial monitoring and controls, and mobile resource management market segments with wireless solutions built on communications technology platforms that include proprietary licensed narrowband, standards-based unlicensed broadband and cellular networks. CalAmp's Satellite Division supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite (DBS) market.

     In March 2007, effective at the beginning of fiscal 2008, the Company split its Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Satellite Division consists of the Company's DBS business, and the Wireless DataCom Division consists of CalAmp's legacy wireless businesses other than DBS and the businesses acquired as described in Note 2 - Acquisitions and Discontinued Operation below. Segment information presented for the years ended February 28, 2007 and 2006 has been reclassified to present information on this new reporting segment basis. The Solutions Division, the remaining operations of which were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts; inventory valuation; product warranties; deferred income tax asset valuation allowances; valuation of goodwill, purchased intangible assets and other long-lived assets; and revenue recognition.

Fiscal Year

      The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2008, 2007 and 2006 fell on March 1, 2008, March 3, 2007, and February 25, 2006, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2008 and 2006 each consisted of 52 weeks, while fiscal year 2007 consisted of 53 weeks.

Revenue Recognition

      The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of "FOB Destination" terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Products sold in connection with service contracts are recorded as deferred revenues and the associated product costs are recorded as deferred costs. These deferred amounts are recognized over the life of the service contract on a straight-line basis. Customers do not have rights of return except for defective products returned during the warranty period.

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

      Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers which accounted for 10% or more of consolidated annual revenues in any one of the last three years, as a percent of consolidated revenues, are as follows:

                               Year ended February 28,
                           ------------------------------
             Customer       2008        2007        2006
             --------      ------      ------      ------
                A           23.9%       18.9%       15.1%
                B           14.2%        5.3%        5.2%
                C           10.9%       50.6%       61.3%

      Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                                     February 28,
                                --------------------
             Customer            2008          2007
             --------           ------        ------
                A                26.6%        24.4%
                B                 9.0%        16.4%
                C                 5.1%        30.6%


Allowance for Doubtful Accounts

      The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, due to insolvency or other collection issues.

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

      Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized, or until holding losses are deemed to be other than temporary, at which time an impairment charge is recorded.

Property, equipment and improvements

      Property, equipment and improvements are stated at cost. The Company follows the policy of capitalizing expenditures that increase asset lives, and expensing ordinary maintenance and repairs as incurred. When assets are sold or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in general and administrative expense.

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

      The Company's estimated loss to sublease the vacated offices of the discontinued Solutions Division is included in the deferred rent liability. The current and non-current portions of the deferred rent liability are included in other current liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. As required under Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets", goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Deferred Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets on a quarterly basis, and a valuation allowance is provided, as necessary, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed. Due to the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", deferred tax assets are not recorded to the extent they are attributed to uncertain tax positions.

Foreign Currency Translation and Accumulated Other Comprehensive Income
(Loss) Account

      The Company's French subsidiary uses the U.S. dollar as its functional currency. As a result of changing the functional currency of the Company's French subsidiary from the French franc to the U.S. dollar in 2002, the foreign currency translation loss of $801,000 that is included in accumulated other comprehensive income (loss) will remain unchanged until such time as the French subsidiary ceases to be part of the Company's consolidated financial statements. No income tax expense or benefit has been allocated to this component of accumulated other comprehensive loss because the Company expects that undistributed earnings of this foreign subsidiary will be reinvested indefinitely.

      The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. Its financial statements are translated into U.S. dollars using current or historical rates, as appropriate, with translation gains or losses included in the accumulated other comprehensive loss account in the stockholders' equity section of the consolidated balance sheet. Cumulative foreign currency translation gain as of February 28, 2008 amounted to $802,000.

      The aggregate foreign transaction exchange gains (losses) included in determining income (loss) from continuing operations before income taxes were $(694,000), $362,000 and $(48,000) in fiscal 2008, 2007 and 2006, respectively.

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

Accounting for Stock Options

     The Financial Accounting Standards Board issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted SFAS No. 123R at the beginning of fiscal 2007 using the modified prospective method. Accordingly, periods prior to fiscal 2007 were not restated. Under this adoption method, the Company records stock-based compensation expense for all awards granted on or after the date of adoption of SFAS No. 123R and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company's stock-based compensation relates to stock options, restricted stock and restricted stock units awarded to employees and directors.
     In the financial statements of periods prior to fiscal 2007, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As a result of adopting SFAS No. 123R, $496,000 of such excess tax benefits have been classified as a financing cash inflow in the accompanying consolidated statement of cash flows for fiscal 2007.
     Prior to fiscal 2007, the Company applied the provisions of APB No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123."
     The following table details the effect on net income and earnings per share assuming compensation expense had been recorded in the consolidated statement of operations during fiscal year 2006 using the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation". Amounts are shown in thousands except per share amounts.

                                    Year ended
                                   February 28,
                                       2006
                                      ------
  Net income as reported             $14,562

  Less total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                        (1,832)
                                      ------
  Pro forma net income               $12,730
                                      ======
  Earnings per share:
     Basic -
       As reported                      $.64
       Pro forma                        $.56

     Diluted -
       As reported                      $.62
       Pro forma                        $.54


      Included in the $1,832,000 stock-based employee compensation expense for fiscal 2006 was $607,000 expense, net of tax, pertaining to 82,125 options granted in February and April 2004 at exercise prices of $14.76 and $13.52 for which the vesting was accelerated in February 2006. These options were granted to employees who are not officers and directors of the Company. The Board of Directors authorized the acceleration of vesting of these out-of-the-money options to avoid the recognition of the related expense in future financial statements.

Other Current Liabilities

     Other current liabilities consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2008            2007
                                      -------          ------
Deferred revenues                     $ 4,005         $ 1,935
Income taxes payable                    3,803             -
Other                                   3,992             864
                                      -------         -------
                                      $11,800         $ 2,799
                                      =======         =======

Recent Authoritative Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently determining the effects, if any, this pronouncement will have on its financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company's fiscal year 2010.

      In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51". SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company's fiscal year ended February 28,
2010). The Company is currently determining the effects, if any, this pronouncement will have on its financial statements.


Note 2 - ACQUISITIONS AND DISCONTINUED OPERATIONS


      The Company acquired several businesses and product lines in the past two years that are now part of the Wireless DataCom Division. The more significant acquisitions are as follows:


Aercept Acquisition
-------------------

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

     The purchase price allocation for the Aercept acquisition is as follows (in thousands):

     Purchase price paid in cash                                   $19,000
     Direct costs of acquisition                                       318
                                                                   -------
     Total cost of acquisition                                      19,318

     Fair value of net assets acquired:
       Current assets                                      $ 3,992
       Property and equipment                                  275
       Other assets                                             55
       Intangible assets:
         Developed/core technology                 $4,970
         Customer lists                             1,730
         Contracts backlog                            530
         Covenants not to compete                     510
                                                    -----
         Total intangible assets                             7,740
       Current liabilities                                  (3,909)
                                                            ------
     Total fair value of net assets acquired                         8,153
                                                                   -------
     Goodwill                                                      $11,165
                                                                   =======

    The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

  > Aercept is the market leader for this product and the associated services.

  > Aercept offers an end-to-end solution comprised of hardware, hosted application software and wireless data services. This brings core competencies to CalAmp that can be leveraged across other business units.

    The goodwill arising from the Aercept acquisition is expected to be deductible for income tax purposes.

    Pro forma financial information on this acquisition has not been provided because the effects are not material to the Company's consolidated financial statements.


SmartLink Acquisition
---------------------

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for cash consideration of $7.9 million. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure applications. SmartLink's software defined switch provides interoperability with legacy analog wireless communications networks without the need to replace the installed base of land mobile radios. SmartLink's operations were integrated into CalAmp's Dataradio facilities in Montreal, Canada and Atlanta, Georgia.

     The purchase price allocation for the Smartlink acquisition is as follows (in thousands):

     Purchase price paid in cash                                   $ 7,900
     Settlement from escrow                                           (100)
     Direct costs of acquisition                                        45
                                                                   -------
     Total cost of acquisition                                       7,845

     Fair value of net assets acquired:
       Current assets                                      $   793
       Property and equipment                                  208
       Intangible assets:
         Developed/core technology                 $3,730
         Customer lists                               910
         Contracts backlog                            740
         In-process research and
           development ("IPR&D")                      310
                                                    -----
         Total intangible assets                             5,690
       Current liabilities                                  (1,866)
                                                            ------
     Total fair value of net assets acquired                         4,825
                                                                   -------
     Goodwill                                                      $ 3,020
                                                                   =======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

  >  SmartLink has a competitively positioned unique product for the large public safety mobile voice communications market.
  > SmartLink's public safety mobile voice products and systems are complementary to Dataradio's public safety mobile data communications business.
  > SmartLink's products have historically had relatively high gross margins.

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

      CAD $7 million (equivalent to U.S. $6,323,397 at the effective exchange rate on May 26, 2006) of the purchase price was deposited into an escrow account. In October 2006, CAD $4 million was released from escrow to the selling stockholders of Dataradio. The remaining CAD $3 million held in escrow is available as a source for the payment of indemnification claims of the Company. In February 2008, the Company received US $1.4 million from the escrow account as indemnification for certain uncollected receivables that arose prior to acquisition. The remaining amount in the escrow account, if any, after satisfying indemnification claims is scheduled to be distributed to Dataradio's selling stockholders on May 26, 2008. Amounts required to pay claims by the Company that are not resolved by such date will be held in the escrow account until such claims are resolved.

      Dataradio's operations are included in the accompanying consolidated statement of operations for all 52 weeks of fiscal 2008 and for the 40-week period from May 26, 2006 to February 28, 2007 for fiscal 2007.

      At the time of the acquisition Dataradio was focused in three primary business lines: wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules. Dataradio now operates as the Public Safety and Industrial Monitoring and Controls business units of the Company's Wireless DataCom Division.

      The purchase price allocation for the Dataradio acquisition is as follows (in thousands):


      Purchase price paid in cash                                     $54,291
      Direct costs of acquisition                                         474
                                                                       ------
      Total cost of acquisition                                       $54,765

      Fair value of net assets acquired:
        Current assets (including cash of $6,711)             $20,306
        Property and equipment                                    927
        Intangible assets:
          Developed/core technology                 $6,980
          Customer relationships                     3,750
          Contracts backlog                          1,480
          Tradename                                  3,880
          In-process research and
            development ("IPR&D")                    6,850
                                                     -----
        Total intangible assets                                22,940
        Current liabilities                                    (8,749)
        Deferred tax liabilities, net                          (5,980)
        Long-term liabilities                                    (317)
                                                               ------
      Total fair value of net assets acquired                          29,127
                                                                       ------
      Goodwill at acquisition date                                    $25,638
                                                                       ======

      The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

  > Dataradio is an established provider of radio frequency ("RF") modems and systems for public safety and private network data applications.

  >   Dataradio has a history of profitable operations.

  >   The products of Dataradio have high gross margins.

  >   Dataradio has a diversified customer base.

  >   CalAmp will have access to Dataradio's engineering resources.

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


TechnoCom Product Line Acquisition
----------------------------------

      On May 26, 2006, the Company acquired the business and certain assets of the Mobile Resource Management ("MRM") product line from TechnoCom Corporation ("TechnoCom"), a privately held company, pursuant to an Asset Purchase Agreement dated May 25, 2006 (the "Agreement"). This Technocom product line is used to help track fleets of cars and trucks. The acquisition of the Technocom product line was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential and diversifying the Company's business and customer base.

      Revenues and cost of sales generated by the Technocom product line are included in the accompanying consolidated statement of operations for all 52 weeks of fiscal 2008 and for the 40-week period from May 26, 2006 to February 28, 2007 for fiscal 2007.

      The Company acquired the business of the Technocom product line, its inventory, intellectual property and other intangible assets. No liabilities were assumed in the acquisition. Pursuant to the Agreement, the Company made an initial cash payment of $2,439,000.

      The purchase price allocation for the TechnoCom product line acquisition is as follows (in thousands):


     Purchase price paid in cash                      $2,439
     Direct costs of acquisition                          47
                                                      ------
     Total cost of acquisition                         2,486

     Fair value of net assets acquired:
       Inventories                              $ 290
       Intangible assets:
         Developed/core technology                980
         Customer relationships                   810
         Contracts backlog                        310
         Covenants not to compete                 170
                                                -----
       Total fair value of net assets acquired         2,560
                                                      ------
     Negative goodwill at acquisition date          $    (74)
                                                      ======

      The Company also agreed to make an additional future cash payment equal to the amount of net revenues attributable to the Technocom product line during the 12-month period following the acquisition that exceeds $3,100,000 (the "Earn-out Payment"). The Earn-out Payment amounted to $2.2 million, which increased the goodwill associated with the TechnoCom product line acquisition. The Company paid $985,000 of the $2.2 million during fiscal 2008, leaving a balance of $1.3 million that is included in other accrued liabilities in the consolidated balance sheet at February 28, 2008. The Company expects to pay the balance owed, including interest at 7%, during the next 12 months using cash flows generated from operations.


Discontinued Operations
-----------------------

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with present value of $2.3 million and preferred stock of the acquirer valued at $3.1 million. The note is payable in 18 equal monthly installments of $140,000, which commenced in December 2007, and the outstanding balance was $1,970,000 at February 28, 2008.

     The Company recognized a pre-tax gain of $1.6 million on the sale of the TelAlert software business. The income tax expense attributable to the gain was $2.8 million because at the time of sale there was goodwill of $5.4 million associated with this business that is not deductible for income tax purposes.

     The TelAlert software business was the last remaining business of the Solutions Division. Accordingly, operating results for the Solutions Division have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                           Year ended February 28,
                                     ---------------------------------
                                       2008         2007        2006
                                     -------       ------      ------
Revenues                             $ 1,691     $  9,135     $20,585
Operating loss                       $  (996)    $(32,928)    $(3,190)
Loss from discontinued
 operations, net of tax              $  (597)    $(32,639)   $( 1,900)
Loss on sale of discontinued
 operations, net of tax              $(1,202)    $    -      $    -


     The Solutions Division operating loss in fiscal 2007 includes the goodwill impairment charge of $29,012,000 and intangible assets impairment charge of $836,000.


NOTE 3 - INVENTORIES

      Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2008            2007
                                      -------          ------
Raw materials                         $21,908         $21,256
Work in process                           325             505
Finished goods                          2,864           3,968
                                      -------         -------
                                      $25,097         $25,729
                                      =======         =======


NOTE 4 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following (in thousands):
                                            February 28,
                                      -----------------------
                                        2008            2007
                                      -------          ------
Leasehold improvements                $ 1,453         $ 1,425
Plant equipment and tooling            18,218          19,099
Office equipment, computers
 and furniture                          5,568           4,994
                                      -------         -------
                                       25,239          25,518
Less accumulated depreciation
 and amortization                     (20,169)        (19,210)
                                      -------         -------
                                      $ 5,070         $ 6,308
                                      =======         =======


Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In March 2007, the Company split the Products Division into two separate reporting segments: the Satellite Division and the Wireless DataCom Division. The Products Division goodwill balance as of February 28, 2007 was allocated to the Satellite Division and the Wireless DataCom Division on the basis of the relative fair values of these two new divisions after specifically allocating the goodwill arising from the Dataradio acquisition to the Wireless DataCom Division. The reallocation of the goodwill among segments was retroactively reflected in the historical information presented below.

     Changes in goodwill of each reporting unit are as follows (in thousands):

                                               Wireless
                                    Satellite  DataCom      Solutions
                                    Division   Division      Division     Total
                                    --------   ---------    ---------   --------
Balance as of February 28, 2005     $ 45,467    $ 12,318     $ 35,049   $ 92,834
Realized deferred tax assets
 from Vytek acquisition                  -           -         (1,219)    (1,219)
Removal of goodwill associated
 with sale of assets                     -           -           (230)      (230)
Other change                             -           -              1          1
                                    --------   ---------     --------   --------
Balance as of February 28, 2006       45,467      12,318       33,601     91,386
Distribution of escrow shares as
 additional purchase price for
 the 2004 Vytek acquisition            1,052         -          1,000      2,052
Goodwill associated with Data-
 radio acquisition                                25,638          -       25,638
Impairment writedown                     -           -        (29,012)   (29,012)
Other changes                            100                     (163)       (63)
                                    --------   ---------     --------   --------
Balance as of February 28, 2007       46,619      37,956        5,426     90,001
Goodwill associated with
  Aercept acquisition                    -        11,165          -       11,165
Goodwill associated with
  SmartLink acquisition                  -         3,020          -        3,020
Goodwill associated with TechnoCom
 acquisition for earn-out payment        -         2,205          -        2,205
Adjustment of goodwill associated
  with Dataradio acquisition             -        (1,069)         -       (1,069)
Removal of goodwill associated with
  discontinued operations                -           -         (5,426)    (5,426)
Impairment writedown                 (44,364)    (26,912)         -      (71,276)
Other changes                            -          (100)         -         (100)
                                    --------   ---------     --------   --------
Balance as of February 28, 2008     $  2,255   $  26,265     $    -     $ 28,520
                                    ========   =========     ========   ========

      The Solutions Division goodwill impairment test conducted as of April 30, 2006 resulted in an impairment of goodwill and other intangible assets in the aggregate amount of $29,848,000. Such amount is included in the loss on discontinued operations, net of tax in the consolidated statement of operations for fiscal 2007. For the Solutions Division goodwill impairment test conducted as of April 30, 2007 the Company used a market approach to calculate the fair value of this business unit, which resulted in the determination that there was no impairment of the Solutions Division goodwill as of that date. The Company discontinued the operations of the Solutions Division during the second quarter of fiscal 2008, as further described in
Note 2, with the remaining goodwill of $5,426,000 included in the determination of the gain or loss on sale of the TelAlert business.

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

      As a result of a product performance issue with a key DBS customer, as described above, the DBS customer substantially reduced its purchases of the Company's products during fiscal 2008. Revenues with this customer declined from $86.5 million in the nine months ended November 30, 2006 to $13.9 million in the nine months ended November 30, 2007. In addition, the Company's market capitalization declined substantially after the public announcement of the issue with the key DBS customer and continued to decline through the third quarter ended November 30, 2007 and at that date was significantly lower than the carrying value of the Company's consolidated net assets. The Company believes that the decline in its market capitalization during the third quarter was primarily attributable to the uncertainty surrounding the interruption of its commercial relationship with this key customer. Although the Company reached a settlement agreement with this customer in December 2007, the Company's market capitalization remained significantly below the carrying value of its consolidated net assets. In light of these factors, the Company performed an interim goodwill impairment analysis as of November 30, 2007.

      Phase I of the impairment test conducted as of November 30, 2007 indicated that the carrying value of net assets of the Satellite Division and the Wireless DataCom Division exceeded the fair values of these reporting units by $37,744,000 and $22,571,000, respectively. The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit. The Satellite Division DCF reflected the reduced revenue from the key DBS customer, the Company's best estimate of forecasted revenues, profitability and cash flows over the next several years, and a market-based discount rate reflecting the perceived risk premium in the market. The Phase II impairment analysis involves a revaluation of all net assets, both tangible and intangible, and in the case of intangible assets, both recognized and unrecognized. Phase II of the impairment analysis indicated additional impairment losses for the Satellite and Wireless DataCom Divisions of $6,620,000 and $4,341,000, respectively. Accordingly, an aggregate charge of $71,276,000 was recorded in fiscal 2008 for the goodwill impairment losses for the Satellite and Wireless DataCom divisions of $44,364,000 and $26,912,000, respectively.

      The principal reasons for the impairment of the Satellite Division goodwill are: (i) the interruption of the commercial relationship with a key customer that substantially reduced the revenue and operating profitability of this division; and (ii) the sustained decline in the Company's market capitalization. With respect to the Wireless DataCom Division, despite the fact that the revenue and gross profit of this business are higher in the current three and nine-month periods than the comparable periods of the prior year, this reporting unit was also determined to be impaired. This is because in calculating the fair values of the Company's two reporting units using a DCF method, the Company used a higher cost of capital in the November 30, 2007 impairment analysis compared to previous analyses as a result of the current assessment of risk, which took into consideration the Company's overall liquidity constraints at the present time.

      Intangible assets are comprised as follows (in thousands):

                            February 28, 2008           February 28, 2007
                         ------------------------   -------------------------
               Amorti-    Gross     Accum.            Gross    Accum.
               zation    Carrying   Amorti-          Carrying  Amorti-
               Period     Amount    zation    Net     Amount   zation    Net
                -----     ------    ------   -----   ------    ------   -----
Developed/core
 technology     5-7 yrs. $18,583   $4,767  $13,816  $12,992   $3,816   $9,176
Customer lists  5-7 yrs.   8,313    2,334    5,979    6,680    1,848    4,832
Contracts
 backlog        1 yr.      3,060    2,968       92    1,790    1,378      412
Covenants not
 to compete     4-5 yrs.   1,001      344      657      491      148      343
Licensing right 2 yrs.       -        -        -        200      200      -
Tradename        N/A       3,880      -      3,880    3,880      -      3,880
                          ------   ------   ------   ------   ------   ------
                         $34,837  $10,413  $24,424  $26,033   $7,390  $18,643
                          ======   ======   ======   ======   ======   ======

      Amortization expense of intangible assets was $6,418,000, $3,463,000, and $778,000 for the years ended February 28, 2008, 2007 and 2006, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom Division.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2009              $5,053,000
                 2010              $4,961,000
                 2011              $4,438,000
                 2012              $4,091,000
                 2013              $1,677,000
                 Thereafter        $  324,000



NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2008            2007
                                                    ------          ------
Bank term loan                                      $27,530        $34,250
Subordinated note payable to DBS customer             5,000            -
Capital lease obligations					  -                8
                                                    -------        -------
Total debt                                           32,530         34,258
Less portion due within one year                     (5,343)        (2,944)
                                                    -------        -------
Long-term debt                                      $27,187        $31,314
                                                    =======        =======

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. The Company initially borrowed $35 million under the term loan and $3 million under the working capital line of credit. Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. Of the total proceeds of $38 million, $7 million was used to pay off the Company's existing loans with U.S. Bank and the remaining $31 million, plus cash on hand of approximately $23 million, was used to fund the purchase price for the Dataradio acquisition. During fiscal 2007 the Company repaid in full the $3 million principal balance of the working capital line of credit.

      The Credit Agreement contained certain financial covenants and ratios including: a total Leverage Ratio of not more than 2.75; total stockholders' equity of not less than the sum of (i) $140,887,000, (ii) 50% of net income for each fiscal year (excluding years with net losses) and (iii) 50% of net cash proceeds from any issuance of equity; and a fixed charge coverage ratio (earnings before interest, taxes, depreciation and other noncash charges to fixed charges) of not less than 1.50. The net loss of $11.4 million in the first quarter of fiscal 2008 caused an event of default with respect to the financial covenants under the Credit Agreement. The Credit Agreement provides that the interest rate on borrowings can be increased by 2.0% during any period in which an event of default exists. Effective November 6, 2007 the banks elected to impose this additional default interest of 2.0%, resulting in accrued interest expense of $204,000 (the "Default Interest Amount"), which is included in other accrued liabilities in the consolidated balance sheet at February 28, 2008.

      In February 2008, the Company entered into an amendment of the credit agreements with the banks (the "Amended Agreement"). Pursuant to the Amended Agreement, cash proceeds of $3.8 million from the August 2007 sale of the Company's TelAlert software business that had been held in escrow by the banks were applied to reduce borrowings under the term loan, resulting in an outstanding principal balance of $27.5 million at February 28, 2008. The interest rate on the term loan was also increased by 0.5% as a result of this amendment, and giving effect to this change, the term loan bears interest at 7.1% as of February 28, 2008. Term loan principal payments of $750,000 are due on the last day of each calendar quarter during 2008, and a principal payment of $1,250,000 is due on March 31, 2009. In addition, any collections of the scheduled $140,000 per month on a note receivable from the buyer of the TelAlert software business must be applied to reduce the term loan principal.

      The Amended Agreement has a termination date of June 30, 2009, at which time all outstanding borrowings under the credit agreement are due and payable. In the event that all outstanding obligations under the Amended Agreement are paid in full by December 31, 2008, the Default Interest Amount of $204,000 will be forgiven, and in the event that the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, the Default Interest Amount will be reduced to $123,000.

      Furthermore, in the event all outstanding obligations under the Amended Agreement are not paid in full by December 31, 2008, an exit fee of $500,000 will be due and payable to the banks on June 30, 2009, except that if the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, then the exit fee will be reduced to $300,000.

      At February 28, 2008, $2.4 million of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit. The Amended Agreement also makes available $1 million for borrowings under a working capital revolving loan. Borrowings under the revolver would bear interest at the bank's prime rate plus 2% or LIBOR plus 3%. There were no outstanding borrowings on the revolver at February 28, 2008.

      Pursuant to the Amended Agreement, the banks agreed to waive all financial covenant violations for fiscal 2008. The financial covenants with which the Company had been noncompliant were eliminated as a result of this amendment, and were replaced with new covenants that are effective for the first quarter of fiscal 2009 that require minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom Division revenues. In addition, the Amended Agreement contains a provision by which an event of default would occur if a certain key customer of the Company's Satellite Division does not grant final authorization/clearance for shipment of new generation products by June 30, 2008.

      The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      Scheduled principal payments of the term loan with Bank of Montreal by fiscal year are as follows:

     Fiscal Year           Term Loan
     -----------           ---------
       2009              $ 2,580,000
       2010               24,950,000
                          ----------
                         $27,530,000
                         ===========

      On December 14, 2007, the Company entered into a settlement agreement with its key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. Based on expected shipments of the DBS units, an amount of $2,763,000 has been classified as current and $2,237,000 has been classified as non-current in the accompanying consolidated balance sheet as of February 28, 2008. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.


Other Non-Current Liabilities

      Other non-current liabilities consist of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2008            2007
                                                    ------          ------
Accrued warranty costs                              $ 1,051        $   -
Deferred rent                                           981            701
Deferred revenue                                        343            349
                                                    -------        -------
                                                    $ 2,375        $ 1,050
                                                    =======        =======

Contractual Cash Obligations

      Following is a summary of the Company's contractual cash obligations as of February 28, 2008 (in thousands):

                    Future Cash Payments Due by Fiscal Year
                    ---------------------------------------
  Contractual                                                 There-
  Obligations        2009   2010    2011     2012     2013    after    Total
---------------     ------ ------  ------   ------   ------   ------  ------

Bank debt         $ 2,580  $24,950   $  -   $   -    $   -    $  -   $27,530
Subordinated
 note payable       2,763    2,237      -       -        -       -     5,000
Operating leases    2,526    1,761   1,405     392       23      -     6,107
Purchase
 obligations       10,878      -       -        -        -       -    10,878
                  -------   ------  ------   ------  ------    -----  ------
Total contractual
 cash obligations $18,747  $28,948  $1,405  $  392   $   23   $  -   $49,515
                  =======  =======  ======   =====   ======   =====   ======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

      Rent expense under operating leases was $3,202,000, $2,545,000, and $2,291,000 for fiscal years 2008, 2007 and 2006, respectively.


NOTE 7 - INCOME TAXES

      The Company's income (loss) from continuing operations before income taxes consists of the following (in thousands):
                                           Year ended February 28,
                                     ---------------------------------
                                       2008         2007         2006
                                     -------       ------       ------
        Domestic                   $(100,427)     $ 6,645      $27,506
        Foreign                       (2,863)        (478)         110
                                   ---------      -------      -------
                                   $(103,290)     $ 6,167      $27,616
                                   =========      =======      =======`

      Income tax provision (benefit) attributable to income (loss) from continuing operations consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2008         2007         2006
                                      ------       ------       ------
Current:
  Federal                           $    -        $   618     $  2,328
  State                                  -            194          300
  Foreign                                 15           29          151
                                    --------      -------     --------
  Total current                           15          841        2,779
                                    --------      -------     --------
Deferred:
  Federal                            (15,972)       3,712        4,624
  State                               (4,983)      (1,182)       2,440
                                    --------      -------     --------
  Total deferred                     (20,955)       2,530        7,064
                                    --------      -------     --------

Charge in lieu of taxes
  attributable to tax
  benefit from stock options
  and warrants                           -          1,345        1,311
                                    --------      -------     --------

                                    $(20,940)     $ 4,716     $ 11,154
                                    ========      =======     ========

      Total income tax expense (benefit) was allocated as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2008         2007         2006
                                      ------       ------       ------
Income (loss) from continuing
  operations                        $(20,940)     $ 4,716     $ 11,154
Income (loss) from discontinued
  operations                           2,431       (1,935)      (1,287)
                                    --------      -------     --------
                                    $(18,509)     $ 2,781     $  9,867
                                    ========      =======     ========

      Differences between the income tax provision attributable to income from continuing operations and income taxes computed using the statutory U.S. federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                    ----------------------------------
                                       2008         2007         2006
                                      ------       ------       ------
Income tax at U.S. statutory
 federal rate of 35%                $(36,152)     $ 2,158     $  9,666
State income taxes, net of
 federal income tax effect            (2,708)         (55)       1,526
Foreign taxes                             73          192          113
In-process research and development      -          2,398          -
Nondeductible goodwill                17,289          -            -
Valuation allowance reductions           937          -            -
Other, net                              (379)          23         (151)
                                    --------      -------      -------
                                    $(20,940)     $ 4,716      $11,154
                                    ========      =======      =======

      The components of the net deferred income tax asset (liability) at February 28, 2008 and 2007 for U.S. income tax purposes are as follows (in thousands):

                                             February 28,
                                      -----------------------
                                        2008            2007
                                       ------          ------
Inventory reserve                     $ 1,675          $  537
Allowance for doubtful accounts           519             192
Warranty reserve                        1,967             507
Compensation and vacation accruals        893             486
Depreciation and amortization           2,378          (9,127)
Stock-based compensation                1,498             781
Net operating loss carryforwards        8,122           1,283
Research and development credits        2,794           2,490
Other tax credits                       1,689           1,690
Other, net                                407             188
                                      -------          ------
                                       21,942            (973)
Valuation allowance                    (1,834)         (1,841)
                                      -------          ------
Net deferred tax asset (liability)    $20,108          (2,814)

Less current portion                    5,306           4,637
                                      -------          ------
Non-current portion                   $14,802         $(7,451)
                                      =======          ======

      The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above.

      The Company also has deferred tax assets for Canadian income tax purposes of approximately $5.4 million at February 28, 2008 which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. The Company has recorded a 100% valuation allowance on the Canadian federal and Quebec provincial deferred tax assets reflecting the uncertainty regarding the future realization of these tax benefits.

      At February 28, 2008, the Company had net operating loss carryforwards ("NOLs") of approximately $18.6 million and $29.9 million for federal and state purposes, respectively. The federal NOLs expire at various dates through fiscal 2024, and the state NOLs expire at various dates through fiscal 2015.

      As of February 28, 2008, the Company had foreign tax credit carryforwards of $633,000 expiring at various dates through 2013 and research and development tax credit carryforwards of $2.9 million and $1.9 million for federal and state income tax purposes, respectively, expiring at various dates through 2028.

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

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):


     Balance at March 1, 2007                         $ 5,935
     Decrease related to prior year position             (476)
     Increase related to current year position            825
                                                      -------
     Balance at February 28, 2008                     $ 6,284
                                                      =======

      The unrecognized tax benefits of $6,284,000, if recognized, would impact the effective tax rate on income from continuing operations.

      Estimated interest and penalties related to the underpayment of income taxes are classified as a component of interest expense in the consolidated statement of operations.

      The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1999 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2000 through 2007 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by the French tax authorities. Certain income tax returns for fiscal years 2005 through 2007 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock Options

      Effective July 30, 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan"). Under the 2004 Plan, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), phantom stock and bonus stock. To date, only stock options, restricted stock and RSUs have been granted under the 2004 Plan. Equity awards to officers and other employees become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, usually over a four-year period. Options can no longer be granted under the Company's 1999 Stock Option Plan and the 1989 Key Employee Stock Option Plan.

      Option are granted with exercise prices equal to market value on the date of grant. Option grants expire 10 years after the date of grant. The Company treats an equity award with graded vesting as a single award for expense attribution purposes and recognizes compensation cost on a straight-line basis over the requisite service period of the entire award.

      The following table summarizes the stock option activity for fiscal years 2008, 2007 and 2006 (in thousands except dollar amounts):

                                                      Weighted
                                     Number of         Average
                                      Options       Option Price
                                     --------        --------
Outstanding at February 28, 2005      2,644           $10.46
Granted                                 743             6.21
Exercised                              (516)            4.43
Forfeited or expired                   (248)           14.16
                                      -----           ------
Outstanding at February 28, 2006      2,623           $10.09

Granted                                 667            12.23
Exercised                              (341)            4.10
Forfeited or expired                   (488)           15.99
                                      -----           ------
Outstanding at February 28, 2007      2,461           $10.33

Granted                                 355             4.46
Exercised                               (66)            3.24
Forfeited or expired                   (368)           11.03
                                      -----           ------
Outstanding at February 28, 2008      2,382           $ 9.54
                                      =====           ======
Exercisable at February 28, 2008      1,442           $10.64
                                      =====           ======

      Changes in the shares of the Company's nonvested restricted stock and RSUs during the fiscal years 2008 and 2007 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                     Number of        Average
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2006         -            $   -
Granted                                  24             6.51
Vested                                   -                -
Forfeited                                (4)            6.51
                                      -----
Outstanding at February 28, 2007         20             6.51

Granted                                 542             3.71
Vested                                  (80)            4.84
Forfeited                                (8)            4.28
                                      -----
Outstanding at February 28, 2008        474            $3.63
                                      =====

	At February 28, 2008, there were 967,801 award units available for grant under the 2004 Plan. The grant of one stock option or stock appreciation right is equal to one award unit. The grant of other forms of equity awards, including restricted stock, RSUs, phantom stock and bonus stock, each reduce the amount of award units available to grant under the 2004 Plan at the rate of 1.2 award units for each share of stock or RSU granted.

      Under the 2004 Plan, on the day of the annual stockholders meeting each non-employee director receives an equity award of up to 10,000 award units. Equity awards granted to non-employee directors generally vest one year from date of grant.

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           Year ended February 28,
     Black-Scholes                    --------------------------------
Valuation Assumptions (1)              2008         2007         2006
------------------------              ------       ------       ------
Expected life (years) (2)                6            6            5
Expected volatility (3)               61%-64%      69%-81%      68%-95%
Risk-free interest rates (4)         4.5%-4.6%    4.6%-5.2%    3.9%-4.6%
Expected dividend yield                  0%           0%           0%

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

      The weighted average fair value for stock options granted in fiscal years 2008, 2007 and 2006 was $2.71, $8.63, and $4.51, respectively.

      The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of February 28, 2008 was 6.3 years and $67,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of February 28, 2008 was 4.9 years and $67,000, respectively. The total intrinsic value for stock options exercised during the year ended February 28, 2008 was $179,000. Net cash proceeds from the exercise of stock options for the years ended February 28, 2008, 2007 and 2006 was $213,000, $1,397,000 and $2,290,000,
respectively. The income tax benefit from exercise of stock options for the same time periods was $-0-, $568,000 and $1,143,000, respectively.

      Stock-based compensation expense for the years ended February 28, 2008 and 2007 is included in the following captions of the consolidated statements of operations as follows (in thousands):

                                     Year ended February 28,
                                     -----------------------
                                       2008            2007
                                     -------          ------

    Cost of revenues                  $   64          $   78
    Research and development             205             220
    Selling                              294             161
    General and administrative         1,590           1,349
                                      ------          ------
                                      $2,153          $1,808
                                      ======          ======

      Included in the loss from discontinued operations in the consolidated statements of operations is stock-based compensation expense of $85,000 and $405,000 for the years ended February 28, 2008 and 2007, respectively.

      As of February 28, 2008, there was $5.5 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.6 years.


Preferred Stock Purchase Rights

      At February 28, 2008, 25,040,842 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


Note 9 - EARNINGS PER SHARE

      Following is a summary of the calculation of basic and diluted weighted average shares outstanding for fiscal 2008, 2007 and 2006 (in thousands):

                                               Year ended February 28,
                                          --------------------------------
                                           2008         2007         2006
                                          ------       ------       ------
Weighted average shares:
  Basic weighted average number
      of common shares outstanding        23,881       23,353       22,605

  Effect of dilutive securities:
    Stock options                            -            -            628
    Shares held in escrow			   -            -            182
                                          ------       ------       ------
  Diluted weighted average number
      of common shares outstanding        23,881       23,353       23,415
                                          ======       ======       ======

      Options outstanding at February 28, 2008 and 2007 were excluded from the computation of diluted earnings per share for the years then ended because the Company reported a year-to-date net loss and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).

      Outstanding stock options in the amount of 533,000 at February 28, 2006 which had exercise prices ranging from $10.49 to $304.67, were not included in the computation of diluted earnings per share for the year then ended because the exercise price of these options was greater than the average market price of the common stock and accordingly the effect of inclusion would be antidilutive.

      In connection with the acquisition of Vytek, at February 28, 2006, 224,876 shares of common stock were held in an escrow account to satisfy indemnification claims by the Company as further described in Note 2 herein. These shares held in escrow were excluded from the basic weighted average number of common shares outstanding. However, the dilutive impact of these shares was included in the diluted weighted average number of common shares outstanding in 2006.


NOTE 10 - OTHER FINANCIAL INFORMATION

      "Net cash provided (used) by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2008         2007         2006
                                      ------       ------       ------

Interest paid                        $ 2,322      $ 1,964      $  453

Income taxes paid (net
  refunds received)                  $(1,645)     $(1,364)     $2,721


      Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2008         2007         2006
                                      ------       ------       ------

Non-cash consideration issued in
 partial satisfaction of product
 performance claim by key customer:
   Common stock                       $ 2,560      $   -        $   -
   Warrants                           $   252      $   -        $   -
   Subordinated note payable          $ 5,000      $   -        $   -

Non-cash consideration received from
 the sale of the Solutions Division's
 TelAlert software business:
   Note receivable,
    net of payments received          $ 1,970      $   -        $   -
   Fair value of preferred stock      $ 3,137      $   -        $   -

Earn-out amount for TechnoCom
 acquisition, net of payments         $ 1,284      $   -        $   -

Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition               $   -        $ 2,052      $   -


Valuation and Qualifying Accounts

      Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

                                   Charged
                     Balance at   (credited)                             Balance
                      beginning  to costs and                             at end
                      of period    expenses    Deductions     Other     of period
                      ---------    --------    ---------    ---------   ---------
Allowance for doubtful accounts:
-------------------------------
    Fiscal 2006        $  477      $   (71)     $  (203)    $   -       $  203
    Fiscal 2007           203          116          (56)        84 (1)     347
    Fiscal 2008           347        1,398       (1,111)       637 (2)   1,271

Warranty reserve:
----------------
    Fiscal 2006        $  746      $   223      $  (492)    $   -       $  477
    Fiscal 2007           477        1,708         (981)        91 (1)   1,295
    Fiscal 2008         1,295       13,435       (1,049)    (8,812)(3)   4,869


      (1) These represent amounts of allowances and reserves pertaining to the assets acquired from Dataradio.

      (2) These represent amounts of allowances and reserves pertaining to the assets acquired from AirIQ.

      (3) The warranty reserve was reduced by $8.8 million as the result of a settlement agreement with a key DBS customer, as further described in Note 11.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

      The Company leases the building that houses its corporate office, Satellite Division offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. The Wireless DataCom Division leases facilities in California, Minnesota, Georgia, Canada and France. The Company is obligated under a lease commitment for offices in San Diego, California, in which the Solutions Division operated until the TelAlert business was sold. The Company has subleased a portion of the San Diego office space and is attempting to sublease the remainder. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.

DBS Product Field Performance Issues

     During fiscal 2007, the Company received notification from one of its DBS customers of field performance issues with a DBS product that the Company began shipping in September 2002. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products.

     During fiscal 2007, the DBS customer returned approximately 250,000 units to the Company for analysis and rework. An additional 985,000 units have been returned by this customer subsequent to fiscal 2007, and it is expected that additional units will be returned to the Company in the future. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer.

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

     Prior to the issuance of its financial statements for the fiscal 2008 first quarter, the Company learned that the DBS customer would not accept the Company's proposed rework approach for the previous generation products that involved retuning the circuitry. This led the Company to conclude that certain parts, including the radio frequency board assembly, would need to be replaced, which is a significantly more costly process. As a result, the Company recorded a charge of $16.3 million in the quarter ended May 31, 2007 to increase reserves for this matter. These additional reserves encompass activities such as:

  >   Extending corrective measures to cover all products returned within three years of initial shipment that utilize the aforementioned laminate;
  >   Performing substantial corrective measures on older generation products by replacing the PCB material and components; and
  >   Reserving for materials that are expected to be unusable.

     The $16.3 million charge in the quarter ended May 31, 2007 and resulting loss for that quarter caused an event of default with respect to the financial covenants under the Company's bank credit agreement, as discussed further in Note 5. During the quarters ended August 31, 2007 and November 30, 2007, the Company recorded an additional charge of $1.5 million and $0.1 million, respectively related to this matter. Total fiscal 2008 charges related to this matter of $17.9 million are included in cost of revenues in the accompanying consolidated statements of operations. At February 28, 2008, the Company has aggregate reserves of $8.5 million for this matter, of which $2.4 million is an inventory reserve, approximately $1.8 million is a vendor liability reserve included in other accrued liabilities, and the remaining $4.3 million is a reserve for accrued warranty costs.

       On December 14, 2007, the Company entered into a settlement agreement with this customer. Under the terms of the settlement agreement, CalAmp agreed to rework certain DBS products previously returned to the Company or to be returned over a 15-month period and will provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In addition, as part of the settlement:

      > The Company issued to the customer one million shares of CalAmp common stock.

      > The Company issued to the customer a fully vested warrant to purchase an additional 350,000 shares of common stock at $3.72 per share, exercisable for three years.

      > The customer agreed to restrictions on 500,000 shares of the common stock issued in connection with the settlement and the warrant shares that limit sales to 285,000 shares in any one year period following the settlement date. The customer also agreed to vote all of its CalAmp shares (including the warrant shares) either with the recommendation of the Company's Board of Directors or in the same proportion as all other outstanding shares.

      > The Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by a key DBS customer after the date of the settlement agreement. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.

      > The Company granted piggyback registration rights to the customer to include its CalAmp shares in certain offerings by the Company.

      > The customer agreed to pay $1.3 million of $2.3 million in outstanding accounts receivable due to the Company, with the remaining $1 million of receivables canceled by the Company as additional consideration for the settlement.

      > The parties agreed to immediately release each other from claims related to certain products manufactured with the defective PCB laminate material, and to release claims related to other newer products upon the later of: (i) the 15-month anniversary of the settlement agreement; and (ii) the date that the Company has shipped a total of 400,000 reworked products; provided that if this delayed release date has not occurred within two years of the original settlement date, such claims will not be released. In addition, each party has agreed not to initiate any proceeding with respect to the delayed release claims prior to the earlier of the delayed release date and the second anniversary of the settlement, subject to certain acceleration events based on the Company's performance under the settlement agreement.

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

      While the Company believes that its established reserves as of February 28, 2008 of $8.5 million will be adequate to cover total future product rework costs under this settlement agreement, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

     The Company has on-hand inventory of approximately $10.1 million and outstanding purchase commitments of $8.6 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

NOTE 12 - LEGAL PROCEEDINGS

      In May 2007, a patent infringement suit was filed against the Company. The lawsuit contends that the Company infringed on four patents and seeks injunctive and monetary relief. The Company asserted counterclaims in August 2007, through which the Company denies infringement of any valid claim of the plaintiff and seeks a declaration to that effect. The Court ordered the dismissal of claims related to three patents. Discovery is ongoing for the remaining claim. The Company believes the lawsuit is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying financial statements for this matter.

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

      On March 26, 2007 Rogers Corporation filed a complaint for declaratory relief in the United States District Court in Massachusetts. Rogers Corporation manufactures and supplies printed circuit laminate to sub-contractors of the Company that is incorporated into the Company's DBS products. On May 16, 2007, the Company filed a complaint against Rogers Corporation in the United States District Court in California for product liability issues related to the aforementioned laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. The Company believes that Rogers' complaint was filed in anticipation of the Company's complaint. While the Company believes that its case against Rogers Corporation is meritorious, it is not possible to predict the outcome of the matter at this time.

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


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

      Information by business segment is as follows:

                            Year ended                                   Year ended
                         February 28, 2008                            February 28, 2007
                  ------------------------------------      -------------------------------------
                 Operating Segments                         Operating Segments
                 -------------------                        -------------------
                 Satellite  Wireless                        Satellite  Wireless
                 Division   DataCom   Corporate   Total     Division   DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------   -----
 Revenues        $ 50,490   $ 90,417           $ 140,907    $155,127   $ 56,587          $211,714

 Gross profit
 (loss)          $(14,808)  $ 33,303           $  18,495    $ 23,402   $ 22,033          $ 45,435

 Gross margin       (29.3)%     36.8%               13.1%       15.1%      38.9%            21.5%

 Operating
  income (loss)  $(63,924)  $(30,473) $(6,421) $(100,818)   $ 17,317   $ (5,888) $(5,853)$  5,576

 Identifiable
  Assets         $ 22,856   $ 85,609  $ 34,576 $ 143,041    $124,227   $ 92,019  $13,457 $229,703

                            Year ended
                         February 28, 2006
                  ------------------------------------
                 Operating Segments
                 -------------------
                 Satellite  Wireless
                 Division   DataCom   Corporate   Total
                 --------   --------   -------    -----
 Revenues       $ 170,503  $  26,405           $196,908

 Gross profit
 (loss)         $  36,274  $   9,315           $ 45,589

 Gross margin         21.2%     35.3%              23.2%

 Operating
  income (loss) $  30,785  $     576  $(4,278) $ 27,083

 Identifiable
  Assets        $  79,885  $  30,266  $94,195  $204,346


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

      The Company's revenues were derived mainly from customers in the United States, which represented 94%, 94% and 95% of consolidated revenues in fiscal 2008, 2007 and 2006, respectively.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2008 and 2007 (in thousands, except percentages and per share data):

                                        Fiscal 2008
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter      Total
                  -------     -------      -------      -------     -------
Revenues          $46,393     $32,668      $32,061      $29,785    $140,907
Gross profit (loss)(5,386)      6,315       10,028        7,538      18,495
Gross margin        (11.6)%      19.3%        31.3%        25.3%       13.1%
Loss from
 continuing
 operations       (10,945)     (3,258)     (58,931)      (9,216)    (82,350)
Loss from discon-
 tinued operations   (417)       (180)         -            -          (597)
Loss on sale of
 discontinued
 operations           -          (935)         -           (267)     (1,202)
Net loss          (11,362)     (4,373)     (58,931)      (9,483)    (84,149)
Net loss per
 diluted share      (0.48)      (0.19)       (2.49)       (0.38)      (3.53)


      The gross loss and loss from continuing operations in the fiscal 2008 first quarter include a pretax charge of $16.3 million for a DBS product performance issue as described in Note 11.

      The losses from continuing operations in the fiscal 2008 third and fourth quarters include goodwill impairment charges of $65,745,000 and $5,531,000, respectively.

                                        Fiscal 2007
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter       Total
                  -------     -------      -------      -------      ------
Revenues          $42,957     $54,629      $59,103      $55,025    $211,714
Gross profit       10,088      12,656       12,041       10,650      45,435
Gross margin         23.5%       23.2%        20.4%        19.4%       21.5%
Income (loss)
 from continuing
 operations        (3,409)      1,698        1,439        1,723       1,451
Loss from discon-
 tinued operations(30,642)       (463)        (543)        (991)    (32,639)
Net income (loss) (34,051)      1,235          896          732     (31,188)
Net income (loss)
 per diluted share  (1.47)       0.05         0.04         0.03       (1.34)

     The loss from continuing operations in the fiscal 2007 first quarter is the result of the IPR&D write-off of $6,850,000 associated with the acquisition of Dataradio.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of February 28, 2008, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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

      Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Compensatory Arrangements of Executive Officers

     On March 10, 2008, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2009 executive officer incentive compensation plan. The individuals covered by the fiscal 2009 executive officer incentive compensation plan are:

      > Richard Gold       President and Chief Executive Officer

      > Michael Burdiek    President, Wireless DataCom Division

      > Patrick Hutchins   President, Satellite Division

      > Garo Sarkissian    Vice President Corporate Development

      > Richard Vitelle    Vice President Finance, Chief Financial
                            Officer and Corporate Secretary

     Mr. Gold is eligible for target and maximum bonuses of up to 80% and 150%, respectively, of his annual salary. Messrs. Burdiek, Hutchins and Vitelle are each eligible for target bonuses of up to 50% of annual salary, and maximum bonuses of up to 120% of annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 40% and 80%, respectively, of his annual salary.

     The target and maximum bonus amounts for Messrs. Gold, Sarkissian and Vitelle are based 70% on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2009 and 30% on these individuals achieving certain other business goals.

     The target and maximum bonus amounts for Mr. Burdiek are based 60% on the Wireless DataCom Division attaining certain levels of revenue and EBITDA for fiscal 2009, 20% on the Company attaining certain levels of consolidated EBITDA for fiscal 2009, and 20% on Mr. Burdiek achieving certain other business goals.

     The target and maximum bonus amounts for Mr. Hutchins are based 60% on the Satellite Division attaining certain levels of revenue and EBITDA for fiscal 2009, 20% on the Company attaining certain levels of consolidated EBITDA for fiscal 2009, and 20% on Mr. Hutchins achieving certain other business goals.


                                 PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

      The following information will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2008 and is incorporated herein by reference in response to this item:

  >   Information regarding directors of the Company who are standing for reelection.

  >   Information regarding the Company's Audit Committee and designated
       "audit committee financial experts".

  >   Information on the Company's "Code of Business Conduct and Ethics" for
       directors, officers and employees.


ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2008 is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2008 is incorporated herein by reference in response to this item.

      Securities Authorized for Issuance under Equity Compensation Plans

      At February 28, 2008, the Company had three stock option plans, the "1989 Plan", the "1999 Plan" and the "2004 Plan". Options to purchase the Company's common stock have been granted to both employees and non-employee directors. Options can no longer be granted under the 1989 and 1999 Plans. The 1989, 1999 and 2004 Plans were all approved by the Company's stockholders.

     Further information about these plans is set forth in Note 8 to the consolidated financial statements. Certain information about the plans is as follows:

             Number of                              Number of securities
         securities to be     Weighted-average    remaining available for
           issued upon        exercise price       future issuance under
           exercise of        of outstanding        equity compensation
           outstanding           options,             plans (excluding
        options, warrants      warrants and        securities reflected in
           and rights             rights              the first column)
           -----------          ----------             -------------
             2,382,000               $9.54                   968,000
           ===========          ==========             =============



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2008 is incorporated herein by reference in response to this item.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2008 is incorporated herein by reference in response to this item.


                                 PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Report:

     1. The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:


                                                            Form 10-K
                                                             Page No.
                                                             --------
        Management's Report on Internal Control Over
         Financial Reporting                                    39

        Reports of Independent Registered Public
         Accounting Firm                                        40

        Consolidated Balance Sheets                             43

        Consolidated Statements of Operations                   44

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income (Loss)                        45

        Consolidated Statements of Cash Flows                   46

        Notes to Consolidated Financial Statements              48


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

         3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

         4.1 Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2007).

         4.2 Warrant, dated December 14, 2007, issued by CalAmp Corp. to EchoStar Technologies Corporation (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated December 14, 2007).

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

         10.3 Second Amendment and Consent to Credit Agreement dated August 9, 2007 between CalAmp Corp. and Bank of Montreal as administrative agent (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended August 31, 2007).

         10.4 Third Amendment and Consent to Credit Agreement dated December 1, 2007 between CalAmp Corp. and Bank of Montreal as administrative agent (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended November 30, 2007).

         10.5 Fourth Amendment and Waiver to Credit Agreement dated February 29, 2008 between CalAmp Corp. and Bank of Montreal as administrative agent (incorporated by reference to Exhibit 10-1 filed with the Company's Current Report on Form 8-K dated February 29, 2008).

         10.6 Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).


         10.7 Settlement Agreement, dated December 14, 2007, by and Between CalAmp Corp. and EchoStar Technologies Corporation
                (incorporated by reference to Exhibit 10.1 filed with the
                 Company's Current Report on Form 8-K dated December 14,
                 2007).

         10.8 Subordinated Promissory Note, dated December 14, 2007, in the amount of $5,000,000 issued by CalAmp Corp. to EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

         10.9 Registration Rights Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

         10.10 Voting and Lock-Up Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

         (ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this
                 Report:

         10.11 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-31427 on Form S-8).

         10.11.1 Amendment No. 1 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-36944 on Form S-8).

         10.11.2 Amendment No. 2 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement No. 33-72704 on Form S-8).

         10.11.3 Amendment No. 3 to the 1989 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement No. 33-60879 on Form S-
                 8).

         10.12   The 1999 Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8).

         10.13 CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit 10.6 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2007).

         10.14 Employment Agreement between the Company and Patrick Hutchins dated May 31, 2002 (incorporated by reference to Exhibit 10.6 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.15 Employment Agreement between the Company and Fred Sturm dated May 31, 2002 (incorporated by reference to Exhibit
                 10.7 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.16 Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to
                 Exhibit 10.9 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.17 Employment Agreement between the Company and Michael Burdiek dated July 2, 2007 (incorporated by reference to
                 Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

         10.18 Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to
                 Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

         10.19 Employment Agreement between the Company and Richard Gold, effective March 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 4, 2008).

         10.20 Letter Agreement between the Company and Fred Sturm, dated March 4, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 4, 2008).

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


(c) Other Financial Statement Schedules.    None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

                                       CALAMP CORP.

                                       By:  /s/ Richard Gold
                                           __________________________
                                           Richard Gold
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                      Date


/s/ Frank Perna, Jr.      Chairman of the                    May 14, 2008
______________________    Board of Directors             ___________________
   Frank Perna, Jr.


/s/ Arthur Hausman        Director                           May 13, 2008
______________________                                   ___________________
   Arthur Hausman


/s/ A.J. Moyer            Director                           May 14, 2008
______________________                                   ___________________
   A.J. Moyer


/s/ Thomas Pardun         Director                           May 13, 2008
______________________                                   ___________________
   Thomas Pardun


/s/ Richard Gold          President, Chief Executive         May 14, 2008
______________________    Officer and Director           ___________________
   Richard Gold           (principal executive officer)


/s/ Richard Vitelle       VP Finance, Chief Financial        May 14, 2008
______________________    Officer and Treasurer          ___________________
   Richard Vitelle        (principal accounting officer)