Form 10-Q
period 2008-05-31
CalAmp Corp.
filed 2008-07-10
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:         May 31, 2008
                                          _________________

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

The registrant had 25,018,599 shares of Common Stock outstanding as of June 30, 2008.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                       May 31,   February 28,
                                                        2008         2008
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $  7,212     $  6,588
   Accounts receivable, less allowance for
    doubtful accounts of $1,029 and $1,271 at May
    31, 2008 and February 28, 2008, respectively        16,000       20,043
   Inventories                                          25,348       25,097
   Deferred income tax assets                            5,179        5,306
   Prepaid expenses and other current assets            10,167        9,733
                                                      --------     --------
          Total current assets                          63,906       66,767
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               4,638        5,070
Deferred income tax assets, less current portion        15,319       14,802
Goodwill                                                28,520       28,520
Other intangible assets, net                            23,092       24,424
Other assets                                             3,752        3,458
                                                      --------     --------
                                                      $139,227     $143,041
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $  5,800     $  5,343
   Accounts payable                                     10,127       10,875
   Accrued payroll and employee benefits                 3,662        4,218
   Accrued warranty costs                                4,035        3,818
   Other current liabilities                            11,211       11,800
   Deferred revenue                                      3,212        4,005
                                                      --------     --------
          Total current liabilities                     38,047       40,059
                                                      --------     --------
Long-term debt, less current portion                    26,260       27,187

Other non-current liabilities                            2,140        2,375

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 25,030 and 25,041 shares issued
    and outstanding at May 31, 2008 and
    February 28, 2008, respectively                        250          250
   Additional paid-in capital                          144,253      144,318
   Accumulated deficit                                 (71,646)     (71,149)
   Accumulated other comprehensive income (loss)           (77)           1
                                                      --------     --------
          Total stockholders' equity                    72,780       73,420
                                                      --------     --------
                                                      $139,227     $143,041
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                             Three Months Ended
                                                   May 31,
                                             -------------------
                                               2008       2007
                                             --------   --------
Revenues                                    $ 27,901    $ 46,393

Cost of revenues                              18,472      51,779
                                            --------    --------
Gross profit (loss)                            9,429      (5,386)
                                            --------    --------
Operating expenses:
  Research and development                     3,200       4,319
  Selling                                      2,272       2,269
  General and administrative                   3,096       3,202
  Intangible asset amortization                1,332       1,744
  Write-off of acquired in-process
   research and development                      -           310
                                            --------    --------
Total operating expenses                       9,900      11,844
                                            --------    --------
Operating loss                                  (471)    (17,230)

Non-operating income (expense):
  Interest expense, net                         (524)       (444)
  Other income (expense), net                    108        (139)
                                            --------    --------
Total non-operating expense                     (416)       (583)
                                            --------    --------
Loss from continuing operations
  before income taxes                           (887)    (17,813)

Income tax benefit                               390       6,868
                                            --------    --------
Loss from continuing operations                 (497)    (10,945)

Loss from discontinued operations,
  net of tax                                     -          (417)
                                            --------    --------
Net loss                                    $   (497)   $(11,362)
                                            ========    ========
Basic and diluted loss per share from:
  Continuing operations                     $  (0.02)   $  (0.46)
  Discontinued operations                        -         (0.02)
                                            --------    --------
Total basic and diluted loss per share      $  (0.02)   $  (0.48)
                                            ========    ========

Shares used in computing basic and
  diluted loss per share:
    Basic                                     24,703      23,600
    Diluted                                   24,703      23,600


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                        Three Months Ended
                                                               May 31,
                                                       ---------------------
                                                         2008          2007
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $   (497)     $(11,362)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                        1,972         2,659
    Stock-based compensation expense                         9           486
    Write-off of in-process research and development       -             310
    Excess tax benefit from stock-based
     compensation                                          -             (49)
    Deferred tax assets, net                              (390)      (12,147)
    Gain on sale of investment                             -            (331)
    Changes in operating assets and liabilities:
      Accounts receivable                                4,043        13,918
      Inventories                                         (251)       (2,094)
      Prepaid expenses and other assets                   (868)        1,361
      Accounts payable                                    (748)      (11,138)
      Other accrued liabilities                           (662)       17,812
      Deferred revenue                                    (793)          894
    Other                                                  -              (2)
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,815           317
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (216)         (516)
  Earnout payments on Technocom acquisition               (575)          -
  Collections on note receivable from
    sale of discontinued operations                        140           -
  Proceeds from sale of property and equipment             -               4
  Proceeds from sale of investment                         -           1,045
  Acquisition of Aercept                                   -         (19,367)
  Acquisition of SmartLink                                 -          (7,944)
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                     (651)      (26,778)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repayments                                         (470)         (739)
  Proceeds from exercise of stock options                  -             141
  Excess tax benefit from stock-based
   compensation expense                                    -              49
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                     (470)         (549)
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (70)          611
                                                       -------       -------
Net change in cash and cash equivalents                    624       (26,399)
Cash and cash equivalents at beginning of period         6,588        37,537
                                                       -------       -------
Cash and cash equivalents at end of period            $  7,212      $ 11,138
                                                       =======       =======


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MAY 31, 2008 and 2007


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

      CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom group services the public safety, industrial monitoring and controls, and mobile resource management markets. CalAmp's Satellite business unit supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite (DBS) market.

     The remaining operations of the Solutions Division were sold in August 2007. The accompanying consolidated statement of operations for the quarter ended May 31, 2007 has been reclassified to present the Solutions Division as a discontinued operation.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2008 fell on March 1, 2008. The actual interim periods ended on May 31, 2008 and June 2, 2007. In the accompanying consolidated financial statements, the 2008 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 15, 2008.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2008 and its results of operations for the three months ended May 31, 2008 and 2007. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - INVENTORIES

     Inventories include the cost of material, labor and manufacturing overhead, are stated at the lower of cost (determined on the first-in, first-out method) or market, and consist of the following (in thousands):

                                              May 31,      February 28,
                                               2008            2008
                                              ------         -------
       Raw materials                         $20,260         $21,908
       Work in process                           337             325
       Finished goods                          4,751           2,864
                                             -------         -------
                                             $25,348         $25,097
                                             =======         =======


Note 3 - OTHER INTANGIBLE ASSETS

            Other intangible assets are comprised as follows (in thousands):

                                 May 31, 2008               February 28, 2008
                         ------------------------     -------------------------
               Amorti-    Gross     Accum.              Gross    Accum.
               zation    Carrying   Amorti-            Carrying  Amorti-
               Period     Amount    zation    Net       Amount   zation    Net
                -----    -------   ------  -------     -------   ------  -------
Developed/core
 technology     5-7 yrs. $18,583  $ 5,596  $12,987     $18,583  $ 4,767  $13,816
Customer lists  5-7 yrs.   8,313    2,695    5,618       8,313    2,334    5,979
Contracts
 backlog        1 yr.      3,060    3,060      -         3,060    2,968       92
Covenants not
 to compete     4-5 yrs.   1,001      394      607       1,001      344      657
Tradename        N/A       3,880       -     3,880       3,880       -     3,880
                         -------   ------  -------     -------   ------  -------
                         $34,837  $11,745  $23,092     $34,837  $10,413  $24,424
                         =======   ======  =======     =======   ======  =======

      Amortization expense of intangible assets was $1,332,000 and $1,744,000 for the three months ended May 31, 2008 and 2007, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom group.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2009 (remainder)  $3,721,000
                 2010              $4,961,000
                 2011              $4,438,000
                 2012              $4,091,000
                 2013              $1,677,000
                 Thereafter        $  324,000


Note 4 - FINANCING ARRANGEMENTS

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                              May 31,     February 28,
                                               2008           2008
                                              ------        -------
Bank term loan                               $27,060        $27,530
Subordinated note payable to DBS customer      5,000          5,000
                                             -------        -------
Total debt                                    32,060         32,530
Less portion due within one year              (5,800)        (5,343)
                                             -------        -------
Long-term debt                               $26,260        $27,187
                                             =======        =======

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). In February 2008, the Company entered into an amendment of the Credit Agreement with the Banks (the "Amended Agreement"). Pursuant to the Amended Agreement, cash proceeds of $3.8 million from the August 2007 sale of the Company's TelAlert software business that had been held in escrow by the Banks were applied to reduce borrowings under the term loan, resulting in an outstanding principal balance of $27.5 million at February 28, 2008. The Company made principal repayments of $470,000 during the quarter ended May 31, 2008. The term loan bears interest at 4.29% as of May 31, 2008. Term loan principal payments of $750,000 are due on the last day of each calendar quarter during 2008, and a principal payment of $1,250,000 is due on March 31, 2009. In addition, any collections of the scheduled $140,000 per month on a note receivable from the buyer of the TelAlert software business must be applied to reduce the term loan principal.

      The Amended Agreement has a termination date of June 30, 2009, at which time all outstanding borrowings under the credit agreement are due and payable. In the event all outstanding obligations under the Amended Agreement are not paid in full by December 31, 2008, an exit fee of $500,000 plus penalty interest of $204,000 will be due and payable to the Banks on June 30, 2009, except that if the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, then the exit fee and penalty interest will be reduced to $300,000 and $123,000, respectively.

      At May 31, 2008, $2.4 million of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit. The Amended Agreement also makes available $1 million for borrowings under a working capital revolving loan. Borrowings under the revolver would bear interest at Bank of Montreal's prime rate plus 2% or LIBOR plus 3%. There were no outstanding borrowings on the revolver at May 31, 2008.

      Pursuant to the Amended Agreement, the Banks agreed to waive all financial covenant violations for fiscal 2008. The financial covenants with which the Company had been noncompliant were eliminated as a result of this amendment, and were replaced with new covenants that are effective beginning with the first quarter of fiscal 2009 that require minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom group revenues. The Company is in compliance with these covenants at May 31, 2008.

      The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      Scheduled principal payments of the bank term loan by fiscal year are as follows:

     Fiscal Year
     -----------
       2009 (remainder)  $ 2,250,000
       2010               24,810,000
                          ----------
                         $27,060,000
                         ===========

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5.0 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. Based on expected shipments of DBS units, an amount of $2,300,000 has been classified as current and $2,700,000 has been classified as non-current in the accompanying consolidated balance sheet as of May 31, 2008. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.

Other Non-Current Liabilities

      Other non-current liabilities consist of the following (in thousands):

                                                  May 31,     February 28,
                                                   2008           2008
                                                  ------        -------
Accrued warranty costs                            $ 1,003       $ 1,051
Deferred rent                                         814           981
Deferred revenue                                      323           343
                                                  -------       -------
                                                  $ 2,140       $ 2,375
                                                  =======       =======

Note 5 - INCOME TAXES

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

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. As of May 31, 2008, the Company has unrecognized tax benefits of $6,352,000 which, if recognized, would impact the effective tax rate on income from continuing operations.

      Estimated interest and penalties related to the underpayment of income taxes are classified as a component of interest expense in the consolidated statement of operations.

      The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1999 and earlier are not subject to examination by tax authorities. Certain income tax returns for fiscal years 2000 through 2007 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by French tax authorities. Certain income tax returns for fiscal years 2005 through 2007 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     The income tax benefit applicable to the loss from continuing operations for the three months ended May 31, 2008 and 2007 was $390,000 and $6,868,000, respectively. The effective income tax rate on the loss from continuing operations was 44% and 39% in the three months ended May 31, 2008 and 2007, respectively. The increase in effective tax rate was due to currency translation effects involving the Company's French subsidiary.


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

     The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share was the same for all periods presented. Stock options outstanding at May 31, 2008 and 2007 were excluded from the computation of diluted earnings per share for the three month periods then ended because the Company reported a loss from continuing operations in such periods and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three months ended May 31, 2008 and 2007 (in thousands):

                                            Three Months Ended
                                                  May 31,
                                           -------------------
                                             2008        2007
                                           -------     -------
 Net loss                                   $ (497)   $(11,362)

 Foreign currency
  translation adjustments                      (78)        697
 Realized gain on
  available-for-sale investments               -           (45)
                                           -------     -------
 Comprehensive loss                         $ (575)   $(10,710)
                                           =======     =======


Note 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):
                                      Three Months Ended
                                            May 31,
                                      -------------------
                                        2008        2007
                                      -------     -------
    Cost of revenues                  $     8     $    14
    Research and development               48          53
    Selling                                33          60
    General and administrative            (80)        333
    Loss from discontinued operations      -           26
                                       ------      ------
                                      $     9     $   486
                                       ======      ======

     Changes in the Company's outstanding stock options during the three months ended May 31, 2008 were as follows:

                                                                   Weighted       Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2008      2,382       $ 9.54
Granted                                 300       $ 2.73
Exercised                               (50)      $ 1.75
Forfeited or expired                   (675)      $ 9.25
                                      -----
Outstanding at May 31, 2008           1,957       $ 8.80            6.5 years      $   13
                                      =====
Exercisable at May 31, 2008           1,206       $10.77            5.0 years      $   13
                                      =====

     Of the 50,000 options exercised, 39,498 shares underlying such exercised options were retained by the Company in a net share settlement to cover the aggregate exercise price and the employee withholding taxes.

     Changes in the Company's unvested restricted stock and restricted stock units during the three months ended May 31, 2008 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                                      Average
                                     Number of     Fair Value at
                                      Shares        Grant Date
                                     --------       ----------
Outstanding at February 28, 2008        534           $ 3.70
Granted                                  14             2.60
Vested                                  (60)            4.28
Forfeited                               (18)            4.28
                                      -----
Outstanding at May 31, 2008             470           $ 3.57
                                      =====

     Of the 60,000 shares of restricted stock that vested during the period, 21,450 shares were retained by the Company to cover employee withholding taxes.

     As of May 31, 2008, there was $3.8 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock and restricted stock units. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of
2.7 years.

Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers that accounted for 10% or more of consolidated revenues for the three months ended May 31, 2008 or 2007, as a percent of consolidated revenues, are as follows:

                              Three Months Ended
                                    May 31,
                              -------------------
               Customer         2008        2007
                              -------     -------
                  A             24.3%       22.9%
                  B              7.7%       17.5%
                  C              2.5%       25.9%


     Accounts receivable from the Customers A and B referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                            May 31,      February 28,
               Customer      2008            2008
                            ------          ------
                  A          22.1%           26.6%
                  B          12.7%            9.0%

     Accounts receivable from the Customer C referred to in the table above were less than 10% of consolidated net accounts receivable at May 31, 2008 and February 28, 2008.

     Customers A and C are customers of the Company's Satellite business unit. Customer B is a customer of the Company's Wireless DataCom group. See
Note 13 for a description of a product performance issue and related matters involving Customer C.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods up to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The Company also adjusts its liability to include amounts that are estimable and probable based on known product defects. Activity in the warranty liability for the three months ended May 31, 2008 and 2007 is as follows (in thousands):

                                        Three months ended
                                              May 31,
                                        -----------------
                                          2008      2007
                                        -------   -------
      Balance at beginning of period    $ 4,869   $ 1,295
      Charged to costs and expenses         368    13,674
      Deductions                           (199)     (190)
                                        -------    ------
      Balance at end of period          $ 5,038   $14,779
                                        =======    ======

     Warranty expense for the three months ended May 31, 2007 includes a charge of approximately $13.3 million for the cost of estimated warranty repairs to correct a product performance issue involving a DBS customer, as further described in Note 13. The warranty reserve at May 31, 2007 includes $14.1 million that is associated with this DBS product performance issue. In the Company's fiscal 2008 fourth quarter, this warranty reserve was reduced by $8.8 million as the result of a settlement agreement that was entered into with this customer on December 14, 2007.

     The cash impact of the warranty reserve is anticipated to occur over the next two or more years. At May 31, 2008, $1,003,000 of the warranty liability that is expected to be paid beyond 12 months is included in other non-current liabilities in the accompanying consolidated balance sheet.


Note 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

                                        Three months ended
                                              May 31,
                                        -----------------
                                          2008      2007
                                        -------   -------
Interest paid                            $  548    $ 587
Income taxes paid (net
  refunds received)                      $ (755)   $ (26)


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                        Three months ended
                                              May 31,
                                        -----------------
                                          2008      2007
                                        -------   -------
Earn-out amount for TechnoCom
 acquisition included in other
 current liabilities                    $  -      $ 2,269


Note 12 - SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2008 and 2007 is as follows (dollars in thousands):


                                    Three months ended
                                      May 31, 2008
                          -------------------------------------
                         Business Segments
                         -------------------
                                    Wireless
                         Satellite  DataCom     Corporate   Total
                          --------   --------    -------    -----
 Revenues                 $  7,641   $ 20,260             $ 27,901

 Gross profit             $    733   $  8,696             $  9,429

 Gross margin                  9.6%      42.9%                33.8%

 Operating income (loss)  $   (332)  $  1,057   $(1,196)  $   (471)



                                    Three months ended
                                      May 31, 2007
                          -------------------------------------
                         Business Segments
                         -------------------
                                    Wireless
                         Satellite  DataCom     Corporate   Total
                         --------   --------     -------    -----
 Revenues                $ 23,031   $ 23,362              $ 46,393

 Gross profit (loss)     $(13,916)  $  8,530              $ (5,386)

 Gross margin               (60.4%)     36.5%                (11.6%)

 Operating loss          $(15,231)  $   (646)   $(1,353)  $(17,230)


     The Satellite segment's negative gross profit of $13.9 million and operating loss of $15.2 million in the three months ended May 31, 2007 includes a $16.3 million charge for estimated expenses to correct a product performance issue involving key DBS customer, as further described in Note 13.

     The Wireless DataCom segment's operating loss of $646,000 in the three months ended May 31, 2007 includes a charge of $310,000 to write off in-process research and development costs associated with the Smartlink acquisition. Amortization expense of intangible assets related to the Wireless DataCom segment was $1.3 million and $1.7 million for the three months ended May 31, 2008 and 2007.

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

     Corporate expenses include stock-based compensation expense of ($208,000) and $265,000 in the three months ended May 31, 2008 and 2007, respectively. The decrease in stock-based compensation expense is primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.


Note 13 - COMMITMENTS AND CONTINGENCIES

DBS Product Field Performance Issues
------------------------------------

     As previously disclosed in the Company's Annual Report on Form 10-K for the year ended February 28, 2008, the Company experienced a product performance issue affecting certain DBS equipment manufactured by CalAmp for a certain customer. In addressing this matter, the customer returned product to the Company for corrective action and in May 2007 put a hold on all orders for CalAmp equipment pending the requalification of the products. In December 2007, the Company reached a settlement agreement with the customer that addressed the financial and rework aspects of the product performance issue. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer.

     At May 31, 2008, the Company has aggregate reserves of $8.3 million for DBS product field performance issues, of which $2.3 million is an inventory reserve, approximately $1.5 million is a vendor liability reserve included in other current liabilities, and the remaining $4.5 million is a reserve for accrued warranty costs.

      While the Company believes that its reserves of $8.3 million as of May 31, 2008 will be adequate to cover total future product rework costs and associated vendor liabilities and inventory obsolescence, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

     The Company has on-hand inventory of approximately $10.3 million and outstanding purchase commitments of $8.9 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.


Other Contingencies
-------------------

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. The Company asserted counterclaims in August 2007, through which the Company denied infringement of any valid claim of the plaintiff and sought a declaration to that effect. The Court ordered the dismissal of claims related to three patents. Recently, in a reexamination proceeding filed with the United States Patent and Trademarks Office (USPTO), the USPTO issued a non-final office action rejecting the remaining claim.
The plaintiff has a limited time to respond to the USPTO on the office action. In light of this development, the case has been stayed by the Court for at least approximately six months and most likely until the USPTO either finally rejects the claim or affirms its validity over the prior art
submitted in the reexamination.   The Company continues to believe the
lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

      A lawsuit was filed against the Company on September 15, 2006 by CN Capital, the seller of the assets of Skybility that the Company acquired in April 2005. The lawsuit contended that the Company owed CN Capital approximately $1.6 million under the earn-out provision of the Skybility Asset Purchase Agreement dated April 18, 2005. In July 2008, the Company entered into an agreement with CN Capital to settle this litigation. Under this settlement agreement the Company will pay cash and other consideration to CN Capital with a total value of $132,000. This amount has been accrued in the Company's financial statements at May 31, 2008.

      On March 26, 2007, Rogers Corporation filed a complaint for declaratory relief in the United States District Court in Massachusetts. Rogers Corporation manufactures and supplies printed circuit laminate to sub-contractors of the Company that is incorporated into the Company's DBS products. On May 16, 2007, the Company filed a complaint against Rogers Corporation in the United States District Court in California for product liability issues related to the aforementioned laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. The Company believes that Rogers' complaint was filed in anticipation of the Company's complaint. While the Company believes that its case against Rogers Corporation is meritorious, it is not possible to predict the outcome of the matter at this time.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with three customers accounting for 35% of the Company's total revenue for the three months ended May 31, 2008 and two customers accounting for 35% of the Company's net accounts receivable balance as of May 31, 2008. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2008 the Company had an inventory reserve of $2.3 million that was established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in Note 13, the Company had on-hand inventory of $10.3 million and outstanding purchase commitments of $8.9 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2008 the Company had a $4.5 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that this $4.5 million warranty reserve will be adequate to cover total future product rework costs for this issue, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. As of May 31, 2008, the Company has unrecognized tax benefits of $6,352,000 which, if recognized, would impact the effective tax rate on income from continuing operations.

     At May 31, 2008, the Company had an aggregate deferred tax asset balance of $20,498,000. The current portion of the deferred tax asset is $5,179,000 and the noncurrent portion is $15,319,000.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At May 31, 2008, the Company had $28.5 million in goodwill and $23.1 million in other intangible assets on its balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of non-goodwill intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually and, in certain situations, on an interim basis if indicators of impairment arise. Goodwill of the Satellite and Wireless DataCom business segments is tested annually for impairment as of December 31 each year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management has appropriate processes in place to monitor for interim triggering events.

     In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. The Company must also make estimates and judgments about the adequacy of reserves established for the product performance issue with a key DBS customer as described above. These assumptions and estimates are necessarily subjective and reflect management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values.

     Stock-Based Compensation Expense

     The Financial Accounting Standards Board issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted SFAS 123R at the beginning of fiscal 2007. Accordingly, the Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered equity awards. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest.


RESULTS OF OPERATIONS

     Basis of presentation:

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2008 fell on March 1, 2008. The actual interim periods ended on May 31, 2008 and June 2, 2007. In the accompanying consolidated financial statements, the 2008 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Overview:

     CalAmp Corp. is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom group services the public safety, industrial monitoring and controls, and mobile resource management markets. CalAmp's Satellite business unit supplies outdoor customer premise equipment to the U.S. DBS market.

     Wireless DataCom

     The Wireless DataCom group services the public safety, industrial monitoring and controls, and mobile resource management markets with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world. The Wireless DataCom group is comprised of the Company's legacy wireless businesses other than DBS and businesses acquired during the last two years.

     Satellite

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. As the result of a DBS product performance issue, one of the Company's DBS customers substantially reduced its purchases of the Company's products in fiscal 2008 and the first quarter of fiscal 2009. During the remainder of fiscal 2009 the Company expects sales volume with this customer to ramp up. However, the Company also expects that sales to the other key DBS customer in fiscal 2009 will be significantly less than sales to this customer in fiscal 2008. Consequently, Satellite revenue for fiscal 2009 as a whole is expected to be significantly below levels of the past several years.

     Operating Results by Business Segment:

     The Company's revenue, gross profit (loss) and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                           Three Months Ended May 31,
                       -----------------------------------
                            2008                 2007
                       ---------------     ---------------
                                % of                % of
    Segment             $000s   Total      $000s    Total
  -----------          -------  -----      ------   -----

Satellite             $ 7,641    27.4%    $23,031    49.6%
Wireless DataCom       20,260    72.6%     23,362    50.4%
                       ------   -----      ------   -----
Total                 $27,901   100.0%    $46,393   100.0%
                       ======   =====      ======   =====

GROSS PROFIT (LOSS) BY SEGMENT

                           Three Months Ended May 31,
                       -----------------------------------
                            2008                 2007
                       ---------------     ---------------
                                % of                % of
    Segment             $000s   Total      $000s    Total
  -----------          -------  -----      ------   -----

Satellite             $   733     7.8%   $(13,916) (258.4%)
Wireless DataCom        8,696    92.2%      8,530   158.4%
                       ------   -----      ------   -----
Total                 $ 9,429   100.0%   $ (5,386)  100.0%
                       ======   =====      ======   =====

OPERATING INCOME (LOSS) BY SEGMENT

                           Three Months Ended May 31,
                       -----------------------------------
                            2008                 2007
                       ---------------     ---------------
                                % of                % of
    Segment             $000s   Sales       $000s    Sales
  -----------         --------  -----      ------   -----

Satellite            $  (332)   (1.2%)   $(15,231)  (32.8%)
Wireless DataCom       1,057     3.8%        (646)   (1.4%)
Corporate
 Expenses             (1,196)   (4.3%)     (1,353)   (2.9%)
                      -------   -----       ------   -----
Total                $  (471)   (1.7%)   $(17,230)  (37.1%)
                      =======   =====      ======    =====

      The Satellite segment's negative gross profit of $13.9 million and operating loss of $15.2 million in the three months ended May 31, 2007 includes a $16.3 million charge for estimated expenses to correct a product performance issue involving a key DBS customer.


     Revenue

     Satellite revenue declined $15.4 million, or 67%, to $7.6 million in the three months ended May 31, 2008 from $23.0 million for the same period in the previous fiscal year. This decline was primarily attributable to the action taken by a key DBS customer to put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer, as discussed above. Revenues from this customer in the three months ended May 31, 2008 were $11.3 million lower than the same period last year. The Company reached a settlement agreement with this customer on December 14, 2007. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. The remaining decline in revenue was due to reduction of orders from the Company's other principal DBS customer. The Company expects that the level of revenue from the Satellite business unit will decline compared to historical levels as a result of pricing and competition in the market.

     Wireless DataCom revenue decreased by $3.1 million, or 13%, to $20.3 million in the first quarter of fiscal 2009 compared to the fiscal 2008 first quarter. The decrease was due primarily to a decline in sales of radio modules to a key Wireless DataCom customer due to the demand volatility for that customer's radio products, partially offset by the sale of patent rights which contributed $1.5 million to Wireless DataCom revenue for the three months ended May 31, 2008.


     Gross Profit (Loss) and Gross Margins

     Satellite gross profit was $733,000 in the fiscal 2009 first quarter compared with a gross loss of $13.9 million in the first quarter of last year. Satellite's negative gross profit of $13.9 million in the three months ended May 31, 2007 includes a $16.3 million charge for estimated expenses to correct a product performance issue involving a key DBS customer, as further described in Note 13 to the accompanying unaudited consolidated financial statements. Gross profit in the latest quarter was benefited by $587,000 associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year. If this product cost had not been reserved in the prior year, Satellite gross margin in the latest quarter would have been 1.9%.

     Wireless DataCom gross profit increased 2% to $8.7 million in the fiscal 2009 first quarter compared to the first quarter of last year. Wireless DataCom's gross margin increased from 36.5% in the first quarter of fiscal 2008 to 42.9% in the first quarter of fiscal 2009 due to the $1.5 million patent sale. Excluding the patent sale, Wireless DataCom's gross margin was 38.4% in the first quarter of fiscal 2009, compared to 36.5% in the first quarter of last year.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense decreased by $1.1 million to $3.2 million in the first quarter of fiscal 2009 from $4.3 million last year, primarily due to personnel reductions in the MRM business of the Wireless DataCom group.

     Consolidated selling expenses were $2,272,000 in the first quarter of 2009 compared to $2,269,000 in the first quarter of last year.

     Consolidated general and administrative expenses ("G&A") decreased by $106,000 to $3,096,000 in the first quarter of this year compared to the prior year. G&A includes stock-based compensation expense of ($80,000) and $333,000 in the three months ended May 31, 2008 and 2007, respectively. The $413,000 reduction in stock-based compensation expense included in G&A is attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008. Partially offsetting the decrease in stock-based compensation expense is an increase in legal expense of $469,000, including $132,000 for the settlement of the CN Capital litigation.

     Amortization of intangibles decreased from $1,744,000 in the first quarter of last year to $1,332,000 in the first quarter of this year. The decrease was primarily attributable to the contracts backlog intangible assets arising from the acquisitions of Dataradio and the Technocom MRM product line that became fully amortized during the first quarter of fiscal 2008.

     The in-process research and development ("IPR&D") write-off of $310,000 for the three months ended May 31, 2007 was related to the acquisition of SmartLink in April 2007.

     Operating Loss

     The operating loss in the first quarter of this year was $471,000, compared to an operating loss of $17,230,000 in the first quarter of last year. The operating loss in the first quarter of last year is primarily attributable to the $16.3 million charge for estimated expenses to correct a product performance issue with a key DBS customer.

     Non-operating Expense, Net

     Non-operating expense decreased $167,000 in total from the first quarter of last year to the first quarter of this year. This change was primarily due to the fact that there was a foreign exchange gain of $107,000 this year compared to a foreign exchange loss of $469,000 last year. This effect was partially offset by lower interest income of $64,000 in the latest quarter and the fact that there was a gain of $331,000 last year from the sale of an investment.

     Income Tax Provision

     The income tax benefit applicable to the loss from continuing operations for the three months ended May 31, 2008 and 2007 was $390,000 and $6,868,000, respectively. The effective income tax rate on the loss from continuing operations was 44% and 39% in the three months ended May 31, 2008 and 2007, respectively. The increase in effective tax rate was due to currency translation effects involving the Company's French subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $7,212,000 at May 31, 2008. During the three months ended May 31, 2008, cash and cash equivalents increased by $624,000. This increase is comprised of cash provided by operating activities of $1,815,000 and collections on note receivable from sale of discontinued operations of $140,000, partially offset by capital expenditures of $216,000, earn-out payments of $575,000 for the TechnoCom acquisition, debt repayments of $470,000, and the effect of exchange rate changes on cash of $70,000.

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). In February 2008, the Company entered into an amendment of the Credit Agreement with the Banks (the "Amended Agreement"). Pursuant to the Amended Agreement, cash proceeds of $3.8 million from the August 2007 sale of the Company's TelAlert software business that had been held in escrow by the Banks were applied to reduce borrowings under the term loan, resulting in an outstanding principal balance of $27.5 million at February 28, 2008. The Company made principal repayments of $470,000 during the quarter ended May 31, 2008. The term loan bears interest at 4.29% as of May 31, 2008. Term loan principal payments of $750,000 are due on the last day of each calendar quarter during 2008, and a principal payment of $1,250,000 is due on March 31, 2009. In addition, any collections of the scheduled $140,000 per month on a note receivable from the buyer of the TelAlert software business must be applied to reduce the term loan principal.

      The Amended Agreement has a termination date of June 30, 2009, at which time all outstanding borrowings under the credit agreement are due and payable. In the event all outstanding obligations under the Amended Agreement are not paid in full by December 31, 2008, an exit fee of $500,000 plus penalty interest of $204,000 will be due and payable to the Banks on June 30, 2009, except that if the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, then the exit fee and penalty interest will be reduced to $300,000 and $123,000, respectively.

      At May 31, 2008, $2.4 million of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit. The Amended Agreement also makes available $1 million for borrowings under a working capital revolving loan. Borrowings under the revolver would bear interest at Bank of Montreal's prime rate plus 2% or LIBOR plus 3%. There were no outstanding borrowings on the revolver at May 31, 2008.

      Pursuant to the Amended Agreement, the Banks agreed to waive all financial covenant violations for fiscal 2008. The financial covenants with which the Company had been noncompliant were eliminated as a result of this amendment, and were replaced with new covenants that are effective beginning with the first quarter of fiscal 2009 that require minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom group revenues. The Company is in compliance with these covenants at May 31, 2008.

      The Credit Agreement includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      Scheduled principal payments of the bank term loan by fiscal year are as follows:

     Fiscal Year
     -----------
       2009 (remainder)  $ 2,250,000
       2010               24,810,000
                          ----------
                         $27,060,000
                         ===========

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. Based on expected shipments of the DBS units, an amount of $2,300,000 has been classified as current and $2,700,000 has been classified as non-current in the accompanying consolidated balance sheet as of May 31, 2008. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2008 the Company had a $4.5 million reserve for accrued warranty costs in connection with the aforementioned DBS product performance issue. Also as described in Note 13, at May 31, 2008 the Company has a $1.5 million reserve for vendor commitment liabilities related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. The cash impact of these reserves is anticipated to occur over the next two or more years.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including timing and market acceptance of new product introductions, the Company's ability to harness new technologies in a competitively advantageous manner, the Company's success at integrating its acquired businesses, the risk that the ultimate cost of resolving a product performance issue with a key DBS customer may exceed the amount of reserves established for that purpose, and other risks and uncertainties that are set forth under the "Risk Factors" in
Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2008 as filed with the Securities and Exchange Commission on May 15, 2008. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. A cumulative foreign currency translation gain of $724,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheet at May 31, 2008. Such amount is offset by a foreign currency translation loss of $801,000 related to the Company's French subsidiary that dates back to 2002 when the Company changed the functional currency of this subsidiary from the Euro to the U.S. Dollar.

Debt Risk

      The Company has variable-rate bank debt. A fluctuation of one percent in interest rate would have an annual impact of approximately $160,000 net of tax on the Company's consolidated statement of operations.


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


                      PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. The Company asserted counterclaims in August 2007, through which the Company denied infringement of any valid claim of the plaintiff and sought a declaration to that effect. The Court ordered the dismissal of claims related to three patents. Recently, in a reexamination proceeding filed with the United States Patent and Trademarks Office (USPTO), the USPTO issued a non-final office action rejecting the remaining claim.
The plaintiff has a limited time to respond to the USPTO on the office action. In light of this development, the case has been stayed by the Court for at least approximately six months and most likely until the USPTO either finally rejects the claim or affirms its validity over the prior art
submitted in the reexamination.   The Company continues to believe the
lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

      A lawsuit was filed against the Company on September 15, 2006 by CN Capital, the seller of the assets of Skybility that the Company acquired in April 2005. The lawsuit contended that the Company owed CN Capital approximately $1.6 million under the earn-out provision of the Skybility Asset Purchase Agreement dated April 18, 2005. In July 2008, the Company entered into an agreement with CN Capital to settle this litigation. Under this settlement agreement the Company will pay cash and other consideration to CN Capital with a total value of $132,000. This amount has been accrued in the Company's financial statements at May 31, 2008.


ITEM 1A.  Risk Factors

     The reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2008, that could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that are currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.


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


        July 10, 2008                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)