Form 10-Q
period 2008-08-30
CalAmp Corp.
filed 2008-10-07
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 30, 2008
                                          _________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                    Accelerated filer [X]

Non-accelerated filer [ ] (Do not check
 if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                  Yes [ ]  No [X]

The registrant had 25,192,267 shares of Common Stock outstanding as of September 30, 2008.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                     August 31,  February 28,
                                                        2008         2008
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $  4,697     $  6,588
   Accounts receivable, less allowance for
    doubtful accounts of $285 and $1,271 at August
    31, 2008 and February 28, 2008, respectively        16,612       20,043
   Inventories                                          23,977       25,097
   Deferred income tax assets                            4,698        5,306
   Prepaid expenses and other current assets            10,213        9,733
                                                      --------     --------
          Total current assets                          60,197       66,767
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               4,398        5,070
Deferred income tax assets, less current portion        16,289       14,802
Goodwill                                                28,224       28,520
Other intangible assets, net                            21,852       24,424
Other assets                                             3,491        3,458
                                                      --------     --------
                                                      $134,451     $143,041
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 31,030     $  5,343
   Accounts payable                                      9,708       10,875
   Accrued payroll and employee benefits                 3,535        4,218
   Accrued warranty costs                                4,867        3,818
   Other current liabilities                            10,198       11,800
   Deferred revenue                                      3,085        4,005
                                                      --------     --------
          Total current liabilities                     62,423       40,059
                                                      --------     --------
Long-term debt, less current portion                       -         27,187

Other non-current liabilities                            1,090        2,375

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 25,192 and 25,041 shares issued
    and outstanding at August 31, 2008 and
    February 28, 2008, respectively                        252          250
   Additional paid-in capital                          144,252      144,318
   Accumulated deficit                                 (73,144)     (71,149)
   Accumulated other comprehensive income (loss)          (422)           1
                                                      --------     --------
          Total stockholders' equity                    70,938       73,420
                                                      --------     --------
                                                      $134,451     $143,041
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                                -------------------     -------------------
                                  2008       2007          2008      2007
                                --------   --------     --------   --------
Revenues                       $ 23,308    $ 32,668     $ 51,209   $ 79,061

Cost of revenues                 15,840      26,353       34,312     78,132
                               --------    --------     --------   --------
Gross profit                      7,468       6,315       16,897        929
                               --------    --------     --------   --------
Operating expenses:
  Research and development        3,131       3,795        6,331      8,114
  Selling                         1,647       2,373        3,919      4,642
  General and administrative      3,266       3,457        6,362      6,659
  Intangible asset amortization   1,240       1,558        2,572      3,302
  Acquired in-process research
   and development                  -           -            -          310
                               --------    --------     --------   --------
Total operating expenses          9,284      11,183       19,184     23,027
                               --------    --------     --------   --------
Operating loss                   (1,816)     (4,868)      (2,287)   (22,098)

Non-operating income (expense):
  Interest expense, net            (361)       (457)        (885)      (901)
  Other income (expense), net        27         (50)         135       (189)
                               --------    --------     --------   --------
Total non-operating expense        (334)       (507)        (750)    (1,090)
                               --------    --------     --------   --------
Loss from continuing operations
  before income taxes            (2,150)     (5,375)      (3,037)   (23,188)

Income tax benefit                  652       2,117        1,042      8,985
                               --------    --------     --------   --------
Loss from continuing operations  (1,498)     (3,258)      (1,995)   (14,203)
Loss from discontinued
  operations, net of tax            -          (180)         -         (597)
Loss on sale of discontinued
  operations, net of tax            -          (935)         -         (935)
                               --------    --------     --------   --------
Net loss                       $ (1,498)   $ (4,373)    $ (1,995)  $(15,735)
                               ========    ========     ========   ========
Basic and diluted loss
  per share from:
    Continuing operations      $  (0.06)   $  (0.14)    $  (0.08)  $  (0.60)
    Discontinued operations         -         (0.05)                  (0.07)
                               --------    --------     --------   --------
Total basic and diluted
  loss per share               $  (0.06)   $  (0.19)    $  (0.08)  $  (0.67)
                               ========    ========     ========   ========

Shares used in computing basic and
  diluted loss per share:
    Basic                        24,737      23,623       24,720     23,612
    Diluted                      24,737      23,623       24,720     23,612


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                         Six Months Ended
                                                             August 31,
                                                       ---------------------
                                                         2008          2007
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (1,995)     $(15,735)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                        3,770         5,201
    Stock-based compensation expense                       361         1,027
    Write-off of in-process research and development       -             310
    Excess tax benefit from stock-based
     compensation                                          -             (55)
    Deferred tax assets, net                            (1,046)      (14,388)
    Loss on sale of discontinued operations,
      net of tax                                           -             935
    Gain on sale of investment                             -            (331)
    Changes in operating assets and liabilities:
      Accounts receivable                                3,431        14,732
      Inventories                                        1,120          (774)
      Prepaid expenses and other assets                   (933)        1,364
      Accounts payable                                  (1,167)      (12,934)
      Other accrued liabilities                         (1,907)       17,238
      Deferred revenue                                    (920)        1,308
    Other                                                  -              (2)
                                                       -------       -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           714        (2,104)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (561)         (920)
  Proceeds from sale of discontinued operations            420         4,000
  Earn-out payments on Technocom acquisition              (872)          -
  Proceeds from sale of property and equipment             -               4
  Proceeds from sale of investment                         -           1,045
  Acquisition of Aercept                                   -         (19,315)
  Acquisition of SmartLink, net of refunds from
   escrow fund                                             296        (7,944)
  Cash restricted for repayment of debt                     -         (3,309)
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                     (717)      (26,439)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repayments                                       (1,500)       (1,476)
  Proceeds from exercise of stock options                  -             157
  Excess tax benefit from stock-based
   compensation expense                                    -              55
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                   (1,500)       (1,264)
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (388)          640
                                                       -------       -------
Net change in cash and cash equivalents                 (1,891)      (29,167)
Cash and cash equivalents at beginning of period         6,588        37,537
                                                       -------       -------
Cash and cash equivalents at end of period            $  4,697      $  8,370
                                                       =======       =======


          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED AUGUST 31, 2008 and 2007


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

      CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom group services the public safety, industrial monitoring and controls, and mobile resource management ("MRM") markets. CalAmp's Satellite business unit supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite (DBS) market.

     The remaining operations of the Solutions Division were sold in August 2007. The accompanying consolidated statements of operations for the quarter and six months ended August 31, 2007 have been reclassified to present the Solutions Division as a discontinued operation.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2008 fell on March 1, 2008. The actual interim periods ended on August 30, 2008 and September 1, 2007. In the accompanying consolidated financial statements, the 2008 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 15, 2008.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at August 31, 2008 and its results of operations for the six months ended August 31, 2008 and 2007. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - INVENTORIES

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost (determined on the first-in, first-out method) or net realizable value, and consist of the following (in thousands):

                                            August 31,     February 28,
                                               2008            2008
                                              ------         -------
       Raw materials                         $20,023         $21,908
       Work in process                           372             325
       Finished goods                          3,582           2,864
                                             -------         -------
                                             $23,977         $25,097
                                             =======         =======

Note 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill of each reporting unit during the six months ended August 31, 2008 are as follows (in thousands):


                                              Wireless
                                              Satellite   DataCom       Total
                                              ---------  --------    ---------
Balance as of February 28, 2008               $  2,255   $ 26,265    $  28,520
Proceeds from Smartlink escrow
  fund distribution, net of expenses               -         (296)        (296)
                                              --------   --------    ---------
Balance as of August 31, 2008                 $  2,255   $ 25,969    $  28,224
                                              ========   ========    =========


            Other intangible assets are comprised as follows (in thousands):

                       August 31, 2008               February 28, 2008
                         ------------------------     -------------------------
               Amorti-    Gross     Accum.              Gross    Accum.
               zation    Carrying   Amorti-            Carrying  Amorti-
               Period     Amount    zation    Net       Amount   zation    Net
                -----    -------   ------  -------     -------   ------  -------
Developed/core
 technology     5-7 yrs. $18,583  $ 6,424  $12,159     $18,583  $ 4,767  $13,816
Customer lists  5-7 yrs.   8,313    3,057    5,256       8,313    2,334    5,979
Contracts
 backlog        1 yr.      3,060    3,060      -         3,060    2,968       92
Covenants not
 to compete     4-5 yrs.   1,001      444      557       1,001      344      657
Tradename        N/A       3,880       -     3,880       3,880       -     3,880
                         -------   ------  -------     -------   ------  -------
                         $34,837  $12,985  $21,852     $34,837  $10,413  $24,424
                         =======   ======  =======     =======   ======  =======

      Amortization expense of intangible assets was $1,240,000 and $1,558,000 for the three months ended August 31, 2008 and 2007, respectively, and was $2,572,000 and $3,302,000 for the six month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom group.

     Estimated amortization expense for the fiscal years ending February 28 is as follows:
                 2009 (remainder)  $2,481,000
                 2010              $4,961,000
                 2011              $4,438,000
                 2012              $4,091,000
                 2013              $1,677,000
                 Thereafter        $  324,000

Note 4 - FINANCING ARRANGEMENTS

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                            August 31,    February 28,
                                               2008           2008
                                              ------        -------
Bank term loan                               $26,030        $27,530
Subordinated note payable to DBS customer      5,000          5,000
                                             -------        -------
Total debt                                    31,030         32,530
Less portion due within one year             (31,030)        (5,343)
                                             -------        -------
Long-term debt                               $   -          $27,187
                                             =======        =======

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). At the Company's option, borrowings under the Credit Agreement bear interest at bank's prime rate ("Prime Based Loans") plus a margin ranging from 0.50% to 0.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 1.25% to 1.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At August 31, 2008, the effective interest rate on the term loan was 4.22% comprised of a one-month LIBOR rate of 2.47% plus LIBOR Margin of 1.75%.

      The Credit Agreement also provides for a working capital line of credit of $3,375,000. At August 31, 2008, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at Bank of Montreal's prime rate plus 2% or LIBOR plus 3%. There were no outstanding borrowings on the revolver at August 31, 2008.

      The Company made principal repayments of $1,500,000 during the six months ended August 31, 2008. Term loan principal payments of $750,000 are due on the last day of each calendar quarter during 2008, and a principal payment of $1,250,000 is due on March 31, 2009. In addition, collections on a note receivable from the buyer of the TelAlert software business must be applied to reduce the term loan principal.

      The Credit Agreement has a termination date of June 30, 2009, at which time all outstanding borrowings are due and payable. In the event all outstanding obligations under the Credit Agreement are not paid in full by December 31, 2008, an exit fee of $500,000 plus penalty interest of $204,000 will be due and payable to the Banks on June 30, 2009, except that if the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, then the exit fee and penalty interest will be reduced to $300,000 and $123,000, respectively. The Company recorded the penalty interest expense of $204,000 during the four month period from November 2007 to February 2008. Beginning in March 2008, the Company has been accruing the $500,000 exit fee as interest expense on a ratable basis over the remainder of the loan agreement term.

      The Credit Agreement requires minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom group revenues. The Company is in compliance with these covenants at August 31, 2008. The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      Scheduled principal payments of the bank term loan by fiscal year are as follows:

     Fiscal Year
     -----------
       2009 (remainder)  $ 1,500,000
       2010               24,530,000
                          ----------
                         $26,030,000
                         ===========

      The Company has requested an extension of the June 30, 2009 maturity date, and is currently in discussions with the Banks on this matter. Notwithstanding the fact that the Company has made all required principal and interest payments on the term loan when due and the fact that the Company was in compliance with all loan covenants at August 31, 2008, if the Company is unable to obtain an extension of the maturity date, and if it cannot refinance the term loan balance from the proceeds of an asset-based loan and/or other funding sources by June 30, 2009, the Banks could call the loan and declare the Company to be in default.

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. Based on expected shipments of DBS units to this customer, the entire $5 million note balance has been classified as a current liability in the accompanying consolidated balance sheet as of August 31, 2008. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.


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

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
(FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 in the quarter ended May 31, 2007. As of August 31, 2008, the Company has unrecognized tax benefits of $6,419,000 which, if recognized, would impact the effective tax rate on income from continuing operations.

      The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1998 and earlier are not subject to examination by tax authorities. Certain income tax returns for fiscal years 1999 through 2008 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by French tax authorities. Certain income tax returns for fiscal years 2005 through 2007 remain open to examination by Canada federal and Quebec provincial tax authorities. The income tax return of the Company's Canadian subsidiary for the pre-acquisition stub period from March 1, 2006 to May 9, 2006 is being examined by the Canadian federal tax agency. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

      The income tax benefit applicable to the loss from continuing operations for the three months ended August 31, 2008 and 2007 was $652,000 and $2,117,000, respectively. The income tax benefit applicable to the loss from continuing operations for the six months ended August 31, 2008 and 2007 was $1,042,000 and $8,985,000, respectively. The effective income tax rate on the loss from continuing operations was 34% and 39% in the six months ended August 31, 2008 and 2007, respectively. The effective tax rate in the six months ended August 31, 2008 was less than the combined U.S. federal and state statutory rates because no tax benefit was recorded on the pretax loss generated by the Company's Canadian subsidiary.


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

      The weighted average number of common shares outstanding used in the calculation of basic and diluted earnings per share was the same for all periods presented. Stock options outstanding at August 31, 2008 and 2007 were excluded from the computation of diluted earnings per share for the three and six month periods then ended because the Company reported a loss from continuing operations in such periods and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three and six months ended August 31, 2008 and 2007 (in thousands):

                                Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                                -------------------     -------------------
                                  2008       2007          2008      2007
                                --------   --------     --------   --------
 Net loss                       $(1,498)   $ (4,373)    $(1,995)   $(15,735)

 Foreign currency
  translation adjustments          (345)         28        (423)        725
 Realized gain on
  available-for-sale investments     -           -           -          (45)
                                -------    --------     -------    --------
 Comprehensive loss             $(1,843)   $ (4,345)    $(2,418)   $(15,055)
                                =======    ========     =======    ========

Note 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):
                                Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                                -------------------     -------------------
                                  2008       2007          2008      2007
                                --------   --------     --------   --------
    Cost of revenues           $    15     $    15     $    23     $    30
    Research and development        46          58          95         111
    Selling                         16          66          48         125
    General and administrative     275         375         195         708
                                ------      ------      ------      ------
                               $   352     $   514     $   361     $   974
                                ======      ======      ======      ======

     Changes in the Company's outstanding stock options during the six months ended August 31, 2008 were as follows:

                                                                   Weighted       Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2008      2,382       $ 9.54
Granted                                 560       $ 2.45
Exercised                               (50)      $ 1.75
Forfeited or expired                   (777)      $ 9.05
                                      -----
Outstanding at August 31, 2008        2,115       $ 8.03            6.1 years      $   2
                                      =====
Exercisable at August 31, 2008        1,260       $10.54            4.0 years      $   2
                                      =====

     Of the 50,000 stock options exercised, 39,498 shares underlying such exercised options were retained by the Company in a net share settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.

     Changes in the Company's unvested restricted stock and restricted stock units (RSUs) during the six months ended August 31, 2008 were as follows (shares in thousands):
                                                     Weighted
                                                      Average
                                     Number of     Fair Value at
                                      Shares        Grant Date
                                     --------       ----------
Outstanding at February 28, 2008        534           $ 3.70
Granted                                 567             2.15
Vested                                 (156)            4.28
Forfeited                               (28)            4.28
                                      -----
Outstanding at August 31, 2008          917           $ 2.63
                                      =====

     Of the 156,000 restricted stock shares and RSUs that vested during the period, 42,357 shares were retained by the Company to cover the required amount of employee withholding taxes.
     As of August 31, 2008, there was $4.4 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.0 years.

Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers.

     Revenues from customers that accounted for 10% or more of consolidated revenues for the three and six months ended August 31, 2008 or 2007, as a percent of consolidated revenues, are as follows:

                              Three Months Ended        Six Months Ended
                                   August 31,              August 31,
                              -------------------     -------------------
               Customer         2008        2007        2008        2007
                              -------     -------     -------     -------
                  A              8.5%        3.1%        5.3%       16.5%
                  B              4.7%       26.1%       15.3%       24.2%
                  C              7.3%       13.0%        7.5%       15.6%
                  D             10.3%        6.3%        6.3%        3.5%

     Accounts receivable from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                          August 31,      February 28,
               Customer      2008            2008
                            ------          ------
                  A          11.0%            5.1%
                  B           4.2%           26.6%
                  C          11.0%            9.0%
                  D           5.8%            4.0%

     Customers A and B are customers of the Company's Satellite business unit. Customers C and D are customers of the Company's Wireless DataCom group. See Note 13 for a description of a product performance issue and related matters involving Customer A.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods up to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The Company also adjusts its liability to include amounts that are estimable and probable based on known product defects. Activity in the accrued warranty costs liability (current and non-current combined) for the six months ended August 31, 2008 and 2007 is as follows (in thousands):

                                         Six months ended
                                            August 31,
                                        -----------------
                                          2008      2007
                                        -------   -------
      Balance at beginning of period    $ 4,869   $ 1,295
      Charged to costs and expenses         488    14,032
      Deductions                           (490)     (693)
                                        -------    ------
      Balance at end of period          $ 4,867   $14,634
                                        =======    ======

     Warranty expense for the six months ended August 31, 2007 includes a charge of approximately $13.7 million for the cost of estimated warranty repairs to correct a product performance issue involving a DBS customer, as further described in Note 13. The warranty reserve at August 31, 2007 includes $14.2 million that is associated with this DBS product performance issue. In the Company's fiscal 2008 fourth quarter, this warranty reserve was reduced by $8.8 million as the result of a settlement agreement that was entered into with this customer on December 14, 2007.

     The cash impact of the warranty reserve is anticipated to occur over the next year.


Note 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

                                         Six months ended
                                            August 31,
                                        -----------------
                                          2008      2007
                                        -------   -------
Interest paid                            $  864    $1,143
Income taxes paid (net
  refunds received)                      $ (740)   $ (638)


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                         Six months ended
                                            August 31,
                                        -----------------
                                          2008      2007
                                        -------   -------
Earn-out amount for TechnoCom
 acquisition included in goodwill
 and other current liabilities          $   -     $ 1,983


      Other Assets in the consolidated balance sheets consist of the following (in thousands):

                                                August 31,    February 28,
                                                   2008           2008
                                                  ------        -------
Investment in preferred stock of
  a privately-held company                        $ 3,137       $ 3,137
Deposits and other                                    354           321
                                                  -------       -------
                                                  $ 3,491       $ 3,458
                                                  =======       =======

      The preferred stock of the privately held company was received as partial consideration for the sale of the TelAlert software business in August 2007. This preferred stock was valued using the Black-Scholes Option Pricing Model, in which the preferred stock is treated as a series of call options on the entity's enterprise value.

      Other non-current liabilities in the consolidated balance sheets consist of the following (in thousands):

                                                August 31,    February 28,
                                                   2008           2008
                                                  ------        -------
Accrued warranty costs (non-current portion)      $   -         $ 1,051
Deferred rent                                         775           981
Deferred revenue                                      315           343
                                                  -------       -------
                                                  $ 1,090       $ 2,375
                                                  =======       =======


Note 12 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2008 and 2007 is as follows (dollars in thousands):

                        Three months ended                           Three months ended
                          August 31, 2008                              August 31, 2007
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                  Wireless
                 Satellite   DataCom   Corporate   Total    Satellite  DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------   -----

 Revenues        $  3,176   $ 20,132            $ 23,308    $  9,851   $ 22,817           $ 32,668

 Gross profit
 (loss)          $    (81)  $  7,549            $  7,468    $ (1,835)  $  8,150           $  6,315

 Gross margin       (2.6%)      37.5%               32.0%      (18.6%)     35.7%              19.3%

 Operating
  income (loss)  $ (1,324)  $    916   $(1,408) $ (1,816)   $ (3,064)  $   (500)  $(1,304)$ (4,868)



                         Six months ended                             Six months ended
                          August 31, 2008                              August 31, 2007
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                   Wireless
                 Satellite   DataCom   Corporate   Total    Satellite   DataCom   Corporate Total
                 --------   --------   -------    -----     --------   -------    -------  ------
 Revenues        $ 10,817   $ 40,392            $ 51,209    $ 32,882   $ 46,179           $ 79,061

 Gross profit
 (loss)          $    652   $ 16,245            $ 16,897    $(15,751)  $ 16,680           $    929

 Gross margin         6.0%     40.2%                33.0%      (47.9%)     36.1%               1.2%

 Operating
  income (loss)  $ (1,656)  $  1,973   $(2,604) $ (2,287)   $(18,295)  $ (1,146)  $(2,657)$(22,098)


      The Satellite segment's negative gross profit of $15.8 million and operating loss of $18.3 million in the six months ended August 31, 2007 includes a $17.8 million charge for estimated expenses to correct a product performance issue involving a DBS customer, as further described in Note 13.

     The Wireless DataCom segment's operating loss of $1,146,000 in the six months ended August 31, 2007 includes a charge of $310,000 to write off in-process research and development costs associated with the Smartlink acquisition. Amortization expense of intangible assets related to the Wireless DataCom segment was $2.6 million and $3.3 million for the six months ended August 31, 2008 and 2007, respectively.

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of certain executive officers, other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

     Corporate expenses include stock-based compensation expense of $228,000 and $300,000 in the three months ended August 31, 2008 and 2007, respectively, and $20,000 and $565,000 in the six months ended August 31, 2008 and 2007, respectively. The decrease in stock-based compensation expense in the latest six month period is primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.


Note 13 - COMMITMENTS AND CONTINGENCIES

DBS Product Field Performance Issues
------------------------------------

     As previously disclosed in the Company's quarterly filings for fiscal 2008, the Company experienced a product performance issue affecting certain DBS equipment manufactured by CalAmp for a certain customer. In addressing this matter, the customer returned product to the Company for corrective action and in May 2007 put a hold on all orders for CalAmp equipment pending the requalification of the products. In December 2007, the Company reached a settlement agreement with the customer that addressed the financial and rework aspects of the product performance issue. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer.

     At August 31, 2008, the Company has aggregate reserves of $7.5 million for DBS product field performance issues, of which $1.7 million is an inventory reserve, approximately $1.5 million is a vendor liability reserve included in other current liabilities, and the remaining $4.3 million is a reserve for accrued warranty costs.

      While the Company believes that its reserves of $7.5 million as of August 31, 2008 will be adequate to cover total future product rework costs and associated vendor liabilities and inventory obsolescence, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

     The Company has on-hand inventory of approximately $9.2 million and outstanding purchase commitments of $8.7 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.


Other Contingencies
-------------------

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of claims related to three patents and in June 2008, the United States Patent and Trademarks Office (USPTO) issued a preliminary office action rejecting the plaintiff's claim involving the remaining patent in the lawsuit. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration in light of the amendments to the claim and remarks contained in the response. In light of USPTO's office action, the case has been stayed by the District Court until the USPTO comes to a final decision in the reexamination proceeding. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with four customers accounting for 35% of the Company's total revenue for the six months ended August 31, 2008 and two customers accounting for 22% of the Company's net accounts receivable balance as of August 31, 2008. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2008 the Company had an inventory reserve of $1.7 million that was established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in Note 13, the Company had on-hand inventory of $9.2 million and outstanding purchase commitments of $8.7 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2008 the Company had a $4.3 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that this $4.3 million warranty reserve will be adequate to cover total future product rework costs for this issue, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.
FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 in the quarter ended May 31, 2007. At August 31, 2008, the Company had unrecognized tax benefits of $6,419,000 which, if recognized, would impact the effective tax rate on income from continuing operations.

     At August 31, 2008, the Company had an aggregate deferred tax asset balance of $20,987,000. The current portion of the deferred tax asset is $4,698,000 and the noncurrent portion is $16,289,000.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At August 31, 2008, the Company had $28.2 million in goodwill and $21.9 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

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

      Investment in Preferred Stock of Private Company

      An investment in preferred stock of a privately held company with a carrying value of $3.1 million is included in non-current Other Assets in the consolidated balance sheets and is accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the issuer's operations. The ascribed cost of this preferred stock, which was received as partial consideration for the sale of the TelAlert software business in August 2007, was determined using the Black-Scholes Option Pricing Model, in which the preferred stock is treated as a series of call options on the entity's enterprise value. Under the cost method of accounting, this investment is carried at cost and is only adjusted for other-than-temporary declines in fair value and distributions of earnings. Management periodically evaluates the recoverability of this preferred stock investment based on the performance and the financial position of the issuer as well as other evidence of market value. Such evaluations include, but are not limited to, reviewing the investee's cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing requirements. During the fiscal year ended February 28, 2008 and six months ended August 31, 2008, the Company did not recognize any losses due to other-than-temporary declines of the value of this investment.

     Stock-Based Compensation Expense

     The FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted SFAS 123R at the beginning of fiscal 2007. Accordingly, the Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term "forfeitures" is distinct from "cancellations" or "expirations", and refers only to the unvested portion of the surrendered equity awards.


RESULTS OF OPERATIONS

     Basis of presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2008 fell on March 1, 2008. The actual interim periods ended on August 30, 2008 and September 1, 2007. In the accompanying consolidated financial statements, the 2008 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Overview

     CalAmp Corp. is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom group services the public safety, industrial monitoring and controls, and mobile resource management markets. CalAmp's Satellite business unit supplies outdoor customer premise equipment to the U.S. DBS market.

     Wireless DataCom Segment

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

     Satellite Segment

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. As the result of a DBS product performance issue, one of the Company's DBS customers substantially reduced its purchases of the Company's products in fiscal 2008 and the first half of fiscal 2009. During the remainder of fiscal 2009 the Company expects sales volume with this customer to ramp up. However, the Company also expects that sales to the other key DBS customer in fiscal 2009 will be significantly less than sales to this customer in fiscal 2008 due to pricing and competitive pressures. Consequently, Satellite revenue for fiscal 2009 as a whole is expected to be significantly below levels of the past several years.

     Operating Results by Business Segment:

     The Company's revenue, gross profit (loss) and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2008                 2007              2008               2007
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Segment        $000s   Total      $000s    Total       $000s  Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -----     ------   -----
Satellite        $ 3,176    13.6%    $ 9,851    30.2%   $10,817    21.1%   $32,882    41.6%
Wireless DataCom  20,132    86.4%     22,817    69.8%    40,392    78.9%    46,179    58.4%
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $23,308   100.0%    $32,668   100.0%   $51,209   100.0%   $79,061   100.0%
                  ======   =====      ======   =====     ======   =====     ======   =====


GROSS PROFIT (LOSS) BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2008                 2007               2008              2007
                  ---------------     ---------------    ----------------    --------------
                           % of                % of                % of              % of
    Segment       $000s   Total      $000s    Total       $000s   Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -------    ------  -------

Satellite        $   (81)   (1.1%)   $(1,835)  (29.1%)  $    652    3.9%  $(15,751) <(100%)
Wireless DataCom   7,549   101.1%      8,150   129.1%     16,245   96.1%    16,680  > 100%
                  ------   -----      ------   -----     ------   -------   ------   ------
Total            $ 7,468   100.0%    $ 6,315   100.0%   $ 16,897  100.0%  $    929    100%
                  ======   =====      ======   =====      ====== =======    ======   ======



OPERATING INCOME (LOSS) BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2008                 2007              2008               2007
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Segment        $000s   Sales      $000s    Sales       $000s  Sales      $000s   Sales
  -----------     -------  -----      ------   -----     -------  -----     ------   -----

Satellite        $(1,324)   (5.7%)   $(3,064)   (9.4%)  $(1,656)  (3.2%)  $(18,295) (23.1%)
Wireless DataCom     916     3.9%       (500)   (1.5%)    1,973    3.9%     (1,146)  (1.4%)
Corporate
 expenses         (1,408)   (6.0%)    (1,304)   (4.0%)   (2,604)  (5.2%)    (2,657)  (3.5%)
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $(1,816)   (7.8%)   $(4,868)  (14.9%)  $(2,287)  (4.5%)  $(22,098) (28.0%)
                  ======   =====      ======   =====     ======   =====     ======   =====

     The Satellite segment's operating loss in the six months ended August 31, 2007 includes a $17.8 million charge for estimated expenses to correct a product performance issue involving a key DBS customer.


     Revenue

     Satellite revenue declined $6.7 million, or 68%, to $3.2 million in the three months ended August 31, 2008 from $9.9 million for the same period in the previous fiscal year. As discussed above, a key DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this key DBS customer were $964,000 higher for the quarter ended August 31, 2008 compared to the same period last year. However, a reduction of orders from the Company's other principal DBS customer resulted in a $7.5 million decline in revenues from that customer for the latest quarter compared to the same period in the previous fiscal year due to pricing and competitive pressures. Although the Company expects that its Satellite revenue will ramp up over the next several quarters, in the foreseeable future it does not expect its Satellite revenue to return to historical levels as a result of competition in the market.

     For the six months ended August 31, 2008, Satellite revenue decreased $22.1 million, or 67%, to $10.8 million from $32.9 million over the same period of the prior year. Revenues from both of the Company's principal DBS customers declined due to the reasons noted above.

     Wireless DataCom revenue decreased by $2.7 million, or 12%, to $20.1 million in the second quarter of fiscal 2009 compared to the fiscal 2008 second quarter. The decrease was due primarily to a decline in sales of radio modules to a key Wireless DataCom customer due to the demand volatility for that customer's radio products.

     For the six months ended August 31, 2008, Wireless DataCom revenue decreased $5.8 million, or 13%, to $40.4 million over the same period of the prior year. This decrease in revenue is due to an $8.5 million decrease in sales of radio modules to a Wireless DataCom customer, partially offset by increases in sales of MRM products and the $1.5 million sale of patent rights during the six months ended August 31, 2008.


     Gross Profit (Loss) and Gross Margins

     The Satellite gross loss was $81,000 in the fiscal 2009 second quarter compared with a gross loss of $1.8 million in the second quarter of last year. The negative gross profit for both periods is primarily attributable to the loss of revenues from a key DBS customer. Satellite's negative gross profit of $1.8 million in the three months ended August 31, 2007 includes a $1.5 million additional charge for estimated expenses to correct a product performance issue involving a key DBS customer, in addition to a more significant charge recorded in the preceding quarter, as further described in
Note 13 to the accompanying unaudited consolidated financial statements. The gross loss in the latest quarter was benefited by a $383,000 reduction in expenses to correct this product performance issue as a result of revising estimates of future product rework costs and of the total number of products that are expected to be returned by the customer for rework.

     The Satellite segment had a gross profit of $652,000 for the six months ended August 31, 2008, compared with a negative gross profit of $15.8 million for the same period last year. The operating loss for the six months ended August 31, 2008 is primarily attributable to the loss of revenues from a key DBS customer. Satellite's negative gross profit of $15.8 million in the six months ended August 31, 2007 includes a $17.8 million charge for estimated expenses to correct a product performance issue involving a key DBS customer. The operating loss for the six months ended August 31, 2008 was benefited by
(i) $587,000 associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (ii) a reduction of $383,000 in estimated expenses to correct a product performance issue. If these benefits had not been recorded, Satellite negative gross margin in the latest six month period would have been 2.9%.

     Wireless DataCom gross profit decreased 7% to $7.5 million in the fiscal 2009 second quarter compared to the second quarter of last year, due to the 12% decrease in revenues. Wireless DataCom's gross margin increased from 35.7% in the second quarter of fiscal 2008 to 37.5% in the second quarter of fiscal 2009 primarily due to a significant increase in the gross margin of MRM products in the current period.

     Wireless DataCom's gross profit decreased 3% to $16.2 million for the six months ended August 31, 2008, compared to $16.7 million for the same period of the prior year. Wireless DataCom's gross margin increased from 36.1% in the first half of fiscal 2008 to 40.2% in the first half of fiscal 2009 due primarily to the $1.5 million patent sale in the first quarter of fiscal 2009. Excluding the patent sale, Wireless DataCom's gross margin was 37.9% in the first half of fiscal 2009, compared to 36.1% in the first half of last year.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense decreased by $664,000 to $3,131,000 in the second quarter of fiscal 2009 from $3,795,000 last year. For the six month year-to-date periods, R&D expense decreased $1,783,000 from $8,114,000 last year to $6,331,000 this year. These decreases are primarily due to personnel reductions in the MRM and Public Safety Mobile ("PSM") businesses of the Wireless DataCom group.

     Consolidated selling expenses decreased by $726,000 to $1,647,000 in the second quarter of this year from $2,373,000 last year. For the six month year-to-date periods, selling expenses decreased by $723,000 from $4,642,000 last year to $3,919,000 this year. These decreases are primarily due to bad debt reserve reductions in the three and six month periods ended August 31, 2008 of $722,000 and $927,000, respectively, related to a Wireless DataCom customer.

      Consolidated general and administrative expenses ("G&A") decreased by $191,000 to $3,266,000 in the second quarter of this year compared to the prior year. This decrease is principally the net result of Smartlink integration costs in the second quarter of last year that were not present this year, partially offset by a $303,000 charge for severance costs of the Company's former Satellite Division president in the second quarter of this year and increased legal expenses of $173,000.

     For the six month periods, consolidated G&A decreased by $297,000 to $6,362,000 in fiscal 2009 from $6,659,000 last year. The decrease is primarily the result of a reduction of approximately $700,000 in G&A of the PSM business unit, which included Smartlink integration costs of approximately $400,000 in the first six months of last year that were not present this year, and lower stock-based compensation expense of $513,000. The reduction in stock-based compensation expense included in G&A is primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008. Partially offsetting the effect of the lower stock-based compensation expense and the nonrecurring Smartlink integration costs of last year were higher legal expenses of $620,000 and the aforementioned severance costs of $303,000.

     Amortization of intangibles decreased from $1,558,000 in the second quarter of last year to $1,240,000 in the second quarter of this year. The decrease was primarily attributable to the contracts backlog intangible assets arising from the May 2006 acquisitions of Dataradio and the Technocom MRM product line that became fully amortized during the first quarter of fiscal 2008.

     The in-process research and development ("IPR&D") write-off of $310,000 for the six months ended August 31, 2007 was related to the acquisition of SmartLink in April 2007.

     Operating Loss

     The operating loss in the second quarter of this year was $1,816,000, compared to an operating loss of $4,868,000 in the second quarter of last year. The operating loss in the second quarter of last year is primarily attributable to the decline in revenues from a key DBS customer and the $1.5 million charge for estimated expenses to correct a product performance issue with that customer.

     The operating loss in the six months ended August 31, 2008 was $2,287,000, compared to an operating loss of $22,098,000 in the six months ended August 31, 2007. The operating loss last year is attributable to the $17.8 million charge for the DBS product performance issue and the decline in revenues from a key DBS customer.

     Non-operating Expense, Net

     Non-operating expense decreased $173,000 in total from the second quarter of last year to the second quarter of this year due to lower interest expense of $140,000 in the latest quarter.

     Non-operating expense was $750,000 in the six months ended August 31, 2008, compared to non-operating expense of $1,090,000 in the six months ended August 31, 2007. The approximate $340,000 decrease in non-operating expense was primarily due to a foreign currency gain of $133,000 in the current year compared to a $520,000 foreign currency loss last year. This effect was partially offset by a gain of $330,000 on the sale of an investment that was recorded in the six months ended August 31, 2007.


     Income Tax Provision

     The income tax benefit applicable to the loss from continuing operations for the three months ended August 31, 2008 and 2007 was $652,000 and $2,117,000, respectively. The income tax benefit applicable to the loss from continuing operations for the six months ended August 31, 2008 and 2007 was
$1,042,000 and $8,985,000, respectively.   The effective income tax rate on
the loss from continuing operations was 34% and 39% in the six months ended August 31, 2008 and 2007, respectively. The effective tax rate in the six months ended August 31, 2008 was less than the combined U.S. federal and state statutory rates because no tax benefit was recorded on the pretax loss generated by the Company's Canadian subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,697,000 at August 31, 2008. During the six months ended August 31, 2008, cash and cash equivalents decreased by $1,891,000. This decrease is comprised of debt repayments of $1,500,000, cash used in investing activities of $717,000 (primarily from capital expenditures of $561,000), and the effect of exchange rate changes on cash of $388,000, partially offset by cash provided by operating activities of $714,000.

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal, as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). At the Company's option, borrowings under the Credit Agreement bear interest at bank's prime rate ("Prime Based Loans") plus a margin ranging from 0.50% to 0.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 1.25% to 1.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At August 31, 2008, the effective interest rate on the term loan was 4.22% comprised of a one-month LIBOR rate of 2.47% plus LIBOR Margin of 1.75%.

      The Credit Agreement also provides for a working capital line of credit of $3,375,000. At August 31, 2008, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at Bank of Montreal's prime rate plus 2% or LIBOR plus 3%. There were no outstanding borrowings on the revolver at August 31, 2008.

      The Company made principal repayments of $1,500,000 during the six months ended August 31, 2008. Term loan principal payments of $750,000 are due on the last day of each calendar quarter during 2008, and a principal payment of $1,250,000 is due on March 31, 2009. In addition, collections on a note receivable from the buyer of the TelAlert software business must be applied to reduce the term loan principal.

      The Credit Agreement has a termination date of June 30, 2009, at which time all outstanding borrowings are due and payable. In the event all outstanding obligations under the Credit Agreement are not paid in full by December 31, 2008, an exit fee of $500,000 plus penalty interest of $204,000 will be due and payable to the Banks on June 30, 2009, except that if the Company receives cash of at least $5,000,000 as a result of issuing equity or subordinated debt by December 31, 2008, then the exit fee and penalty interest will be reduced to $300,000 and $123,000, respectively. The Company recorded the penalty interest expense of $204,000 during the four month period from November 2007 to February 2008. Beginning in March 2008, the Company has been accruing the $500,000 exit fee as interest expense on a ratable basis over the remainder of the loan agreement term.

      The Credit Agreement requires minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom group revenues. The Company is in compliance with these covenants at August 31, 2008. The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      Scheduled principal payments of the bank term loan by fiscal year are as follows:

     Fiscal Year
     -----------
       2009 (remainder)  $ 1,500,000
       2010               24,530,000
                          ----------
                         $26,030,000
                         ===========

      As noted above, the Company's Credit Agreement with the Banks has a maturity date of June 30, 2009. The Company has requested an extension of the maturity date, and is currently in discussions with the Banks on this matter. In the mid-term future, the Company expects to refinance the outstanding borrowings under the Credit Agreement with an asset-based loan, possibly supplemented by proceeds from another funding source. Although the Company believes that its expectations are reasonable, in light of the Company's current financial condition, economic conditions generally, and the turbulent state of the credit markets at the present time, no assurance can be given that the Company will be able to obtain an extension of the Credit Agreement maturity date from the Banks, or that the Company will be able to refinance the outstanding borrowings under the Credit Agreement from other funding sources.

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. Based on expected shipments of DBS units to this customer, the entire $5 million note balance has been classified as a current liability in the accompanying consolidated balance sheet as of August 31, 2008. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2008 the Company had a $4.3 million reserve for accrued warranty costs and a $553,000 reserve to rework products in inventory in connection with the aforementioned DBS product performance issue. Also as described in Note 13, at August 31, 2008 the Company has a $1.5 million reserve for vendor commitment liabilities related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. A cumulative foreign currency translation gain of $379,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheet at August 31, 2008. Such amount is offset by a foreign currency translation loss of $801,000 related to the Company's French subsidiary that dates back to 2002 when the Company changed the functional currency of this subsidiary from the Euro to the U.S. Dollar.

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


                      PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

      In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of claims related to three patents and in June 2008, the United States Patent and Trademarks Office (USPTO) issued a preliminary office action rejecting the plaintiff's claim involving the remaining patent in the lawsuit. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration in light of the amendments to the claim and remarks contained in the response. In light of USPTO's office action, the case has been stayed by the District Court until the USPTO comes to a final decision in the reexamination proceeding. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.


ITEM 1A.  Risk Factors

     The reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2008, that could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company at the present time. Additional risks are as follows:

1. Our Credit Agreement with the Banks has a maturity date of June 30, 2009.

      At August 31, 2008, outstanding borrowings on the bank term loan amounted to $26 million. The Company has requested an extension of the maturity date and is currently in discussions with the Banks on this matter. Notwithstanding the fact that the Company has made all required principal and interest payments on the term loan when due and the fact that the Company was in compliance with all loan covenants at August 31, 2008, if the Company is unable to obtain an extension of the maturity date, and if it cannot refinance the term loan balance from the proceeds of an asset-based loan and/or other funding sources by June 30, 2009, the Banks could call the loan and declare the Company to be in default.


2. Reduced consumer or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and our ability to make payments on our debt.

      We depend on demand from the consumer, original equipment manufacturer, industrial, automotive and other markets we serve for the end market applications of our products. Our revenues are based on certain levels of consumer and corporate spending. If there are significant reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as higher energy prices, fluctuations in interest rates and mortgage failures, our revenues and profitability could be adversely affected.

      Our ability to make payments of principal and interest on our indebtedness depends upon our future performance and ability to generate positive operating cash flows, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

*  refinance or restructure all or a portion of our indebtedness;
*  obtain additional financing in the debt or equity markets;
*  sell selected assets or businesses;
*  reduce or delay planned capital expenditures; or
*  reduce or delay planned operating expenditures.

      Such measures might not be sufficient to enable us to service our debt, and if not, we could then be in default under the applicable terms governing our debt, which could have a material adverse affect on us. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.


3. Rises in interest rates could adversely affect our financial condition.

      An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate bank debt, which rise and fall
upon changes in interest rates on a periodic basis.   Any increased interest
expense associated with increases in interest rates affects our cash flow and our ability to service our debt.


ITEM 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2008 Annual Meeting of Stockholders held on July 24, 2008, six directors stood for reelection to a one year term expiring at the fiscal 2009 Annual Meeting. All six of the director nominees were reelected. The results of the election of directors are summarized as follows:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   ----------  ----------    ---------
    Frank Perna, Jr.               21,928,108     424,333    2,679,733
    Kimberly Alexy                 21,986,443     365,998    2,679,733
    Richard Gold                   21,925,119     427,322    2,679,733
    A.J. "Bert" Moyer              17,952,267   4,400,174    2,679,733
    Thomas Pardun                  21,741,278     611,163    2,679,733
    Larry Wolfe                    21,736,079     616,362    2,679,733



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


     October 7, 2008                      /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)