Form 10-Q
period 2008-11-29
CalAmp Corp.
filed 2009-01-13
CIK 730255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       November 29, 2008
                                          _________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                    Accelerated filer [X]

Non-accelerated filer [ ] (Do not check
 if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                  Yes [ ]  No [X]

The registrant had 25,216,952 shares of Common Stock outstanding as of December 31, 2008.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands except par value amounts)

                                                    November 30, February 28,
                                                        2008         2008
                    Assets                            --------     --------
Current assets:
   Cash and cash equivalents                          $  5,703     $  6,588
   Accounts receivable, less allowance for
    doubtful accounts of $276 and $1,271 at November
    30, 2008 and February 28, 2008, respectively        15,337       20,043
   Inventories                                          19,368       25,097
   Deferred income tax assets                            3,574        5,306
   Prepaid expenses and other current assets             8,122        9,733
                                                      --------     --------
          Total current assets                          52,104       66,767
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               3,897        5,070
Deferred income tax assets, less current portion        18,995       14,802
Goodwill                                                28,224       28,520
Other intangible assets, net                            20,612       24,424
Other assets                                             3,375        3,458
                                                      --------     --------
                                                      $127,207     $143,041
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 29,752     $  5,343
   Accounts payable                                      7,560       10,875
   Accrued payroll and employee benefits                 3,336        4,218
   Accrued warranty costs                                3,921        3,818
   Other current liabilities                             9,858       11,800
   Deferred revenue                                      3,014        4,005
                                                      --------     --------
          Total current liabilities                     57,441       40,059
                                                      --------     --------
Long-term debt, less current portion                       -         27,187

Other non-current liabilities                            1,023        2,375

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common stock, $.01 par value; 40,000 shares
    authorized; 25,217 and 25,041 shares issued
    and outstanding at November 30, 2008 and
    February 28, 2008, respectively                        252          250
   Additional paid-in capital                          144,527      144,318
   Accumulated deficit                                 (74,982)     (71,149)
   Accumulated other comprehensive income (loss)        (1,054)           1
                                                      --------     --------
          Total stockholders' equity                    68,743       73,420
                                                      --------     --------
                                                      $127,207     $143,041
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                Three Months Ended       Nine Months Ended
                                    November 30,            November 30,
                                -------------------     -------------------
                                  2008       2007          2008      2007
                                --------   --------     --------   --------
Revenues                       $ 25,834    $ 32,061     $ 77,043   $111,122

Cost of revenues                 18,193      22,033       52,505    100,165
                               --------    --------     --------   --------
Gross profit                      7,641      10,028       24,538     10,957
                               --------    --------     --------   --------
Operating expenses:
  Research and development        3,199       3,868        9,530     11,982
  Selling                         2,656       2,577        6,575      7,219
  General and administrative      2,990       3,498        9,352     10,157
  Intangible asset amortization   1,240       1,558        3,812      4,860
  Acquired in-process research
   and development                  -           -            -          310
  Impairment loss                   -        65,745          -       65,745
                               --------    --------     --------   --------
Total operating expenses         10,085      77,246       29,269    100,273
                               --------    --------     --------   --------
Operating loss                   (2,444)    (67,218)      (4,731)   (89,316)

Non-operating income (expense):
  Interest expense, net            (476)       (487)      (1,361)    (1,388)
  Other income (expense), net       (46)       (135)          89       (324)
                               --------    --------     --------   --------
Total non-operating expense        (522)       (622)      (1,272)    (1,712)
                               --------    --------     --------   --------
Loss from continuing operations
  before income taxes            (2,966)    (67,840)      (6,003)   (91,028)

Income tax benefit                1,128       8,909        2,170     17,894
                               --------    --------     --------   --------
Loss from continuing operations  (1,838)    (58,931)      (3,833)   (73,134)
Loss from discontinued
  operations, net of tax            -           -            -         (597)
Loss on sale of discontinued
  operations, net of tax            -           -            -         (935)
                               --------    --------     --------   --------
Net loss                       $ (1,838)   $(58,931)    $ (3,833)  $(74,666)
                               ========    ========     ========   ========
Basic and diluted loss
  per share from:
    Continuing operations      $  (0.07)   $  (2.49)    $  (0.15)  $  (3.10)
    Discontinued operations         -           -            -        (0.06)
                               --------    --------     --------   --------
Total basic and diluted
  loss per share               $  (0.07)   $  (2.49)    $  (0.15)  $  (3.16)
                               ========    ========     ========   ========

Shares used in computing basic and
  diluted loss per share:
    Basic                        24,809      23,640       24,750     23,621
    Diluted                      24,809      23,640       24,750     23,621


          See notes to unaudited consolidated financial statements.

                        CALAMP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                         2008          2007
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (3,833)     $(74,666)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                        5,552         7,469
    Stock-based compensation expense                       838         1,605
    Write-off of in-process research and development       -             310
    Impairment loss                                        -          65,745
    Excess tax benefit from stock-based
     compensation                                          -             (64)
    Deferred tax assets, net                            (2,371)      (23,296)
    Loss on sale of discontinued operations,
      net of tax                                           -             935
    Gain on sale of investment                             -            (331)
    Changes in operating assets and liabilities:
      Accounts receivable                                4,643        17,854
      Inventories                                        5,117        (1,531)
      Prepaid expenses and other assets                  1,269         1,378
      Accounts payable                                  (3,315)      (16,128)
      Accrued warranty costs                              (948)       12,465
      Other accrued liabilities                         (2,710)        3,767
      Deferred revenue                                    (991)          275
    Other                                                  -              25
                                                       -------       -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         3,251        (4,188)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (650)       (1,106)
  Proceeds from sale of discontinued operations            420         4,000
  Earn-out payments on Technocom acquisition            (1,183)         (703)
  Proceeds from sale of property and equipment             -               8
  Proceeds from sale of investment                         -           1,045
  Acquisition of Aercept                                   -         (19,315)
  Acquisition of SmartLink, net of refunds from
   escrow fund                                             296        (7,944)
  Cash restricted for repayment of debt                     -         (3,340)
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                   (1,117)      (27,355)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repayments                                       (2,778)       (2,210)
  Proceeds from exercise of stock options                  -             206
  Excess tax benefit from stock-based
   compensation expense                                    -              64
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                   (2,778)       (1,940)
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (241)          982
                                                       -------       -------
Net change in cash and cash equivalents                   (885)      (32,501)
Cash and cash equivalents at beginning of period         6,588        37,537
                                                       -------       -------
Cash and cash equivalents at end of period            $  5,703      $  5,036
                                                       =======       =======


          See notes to unaudited consolidated financial statements.

                       CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED NOVEMBER 30, 2008 and 2007


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

      CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom business services the public safety, industrial monitoring and controls, and mobile resource management ("MRM") markets. CalAmp's Satellite business unit supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite ("DBS") market.

     The remaining operations of the Solutions Division were sold in August 2007. Operating results of the Solutions Division are presented as a discontinued operation in the accompanying consolidated statement of operations for the nine months ended November 30, 2007.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2008 fell on March 1, 2008. The actual interim periods ended on November 29, 2008 and December 1, 2007. In the accompanying consolidated financial statements, the 2008 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 15, 2008.

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2008 and its results of operations for the three and nine months ended November 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.


Note 2 - INVENTORIES

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost (determined on the first-in, first-out method) or net realizable value, and consist of the following (in thousands):

                                            November 30,   February 28,
                                               2008            2008
                                              ------         -------
       Raw materials                         $16,713         $21,908
       Work in process                           209             325
       Finished goods                          2,446           2,864
                                             -------         -------
                                             $19,368         $25,097
                                             =======         =======


Note 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill of each reporting unit during the nine months ended November 30, 2008 are as follows (in thousands):

                                                          Wireless
                                              Satellite   DataCom       Total
                                              ---------  --------    ---------
Balance as of February 28, 2008               $  2,255   $ 26,265    $  28,520
Proceeds from Smartlink escrow
  fund distribution, net of expenses               -         (296)        (296)
                                              --------   --------    ---------
Balance as of November 30, 2008               $  2,255   $ 25,969    $  28,224
                                              ========   ========    =========

            Other intangible assets are comprised as follows (in thousands):

                              November 30, 2008            February 28, 2008
                         ------------------------     -------------------------
               Amorti-    Gross     Accum.              Gross    Accum.
               zation    Carrying   Amorti-            Carrying  Amorti-
               Period     Amount    zation    Net       Amount   zation    Net
                -----    -------   ------  -------     -------   ------  -------
Developed/core
 technology     5-7 yrs. $18,583  $ 7,254  $11,329     $18,583  $ 4,767  $13,816
Customer lists  5-7 yrs.   8,313    3,417    4,896       8,313    2,334    5,979
Contracts
 backlog        1 yr.      3,060    3,060      -         3,060    2,968       92
Covenants not
 to compete     4-5 yrs.   1,001      494      507       1,001      344      657
Tradename        N/A       3,880       -     3,880       3,880       -     3,880
                         -------   ------  -------     -------   ------  -------
                         $34,837  $14,225  $20,612     $34,837  $10,413  $24,424
                         =======   ======  =======     =======   ======  =======

      Amortization expense of intangible assets was $1.2 million and $1.6 million for the three months ended November 30, 2008 and 2007, respectively, and was $3.8 million and $4.9 million for the nine month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom business.

     Estimated amortization expense for the fiscal years ending February 28 is as follows (in thousands):
                 2009 (remainder)  $1,241
                 2010              $4,961
                 2011              $4,438
                 2012              $4,091
                 2013              $1,677
                 Thereafter        $  324


Note 4 - FINANCING ARRANGEMENTS

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                           November 30,   February 28,
                                               2008           2008
                                              ------        -------
Bank term loan                               $25,280        $27,530
Subordinated note payable to DBS customer      4,472          5,000
                                             -------        -------
Total debt                                    29,752         32,530
Less portion due within one year             (29,752)        (5,343)
                                             -------        -------
Long-term debt                               $   -          $27,187
                                             =======        =======

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). At the Company's option, borrowings under the Credit Agreement bear interest at BMO's prime rate ("Prime Based Loans") plus a margin ranging from 2.50% to 2.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 3.25% to 3.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At November 30, 2008, the effective interest rate on the bank term loan was 7.51% comprised of a one-month LIBOR rate of 3.76% plus the LIBOR Margin of 3.75%. At December 31, 2008, the effective interest rate on the bank term loan was 4.21% comprised of a one-month LIBOR rate of 0.46% plus the LIBOR Margin of 3.75%.

      The Credit Agreement also provides for a working capital line of credit of $3,375,000. At November 30, 2008, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at BMO's prime rate plus 4% or LIBOR plus 5%. There were no outstanding borrowings on the revolver at November 30, 2008.

      The Company made principal repayments of $2,250,000 on the bank term loan during the nine months ended November 30, 2008. A term loan principal payment of $750,000 was paid on December 31, 2008, a principal payment of $1,250,000 is due on March 31, 2009, and principal payments of $1,600,000 are due on both June 30, 2009 and September 30, 2009. The Company is also required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income. In addition to these payments, the Company is obligated to pay the Banks 50% of the legal settlement received in January 2009, as further described in Note 14.

      The Credit Agreement has a termination date of December 31, 2009, at which time all outstanding borrowings are due and payable. The Company is also obligated to pay penalty interest of $204,000 on June 30, 2009, and an exit fee of $500,000 on December 31, 2009. The Company recorded the penalty interest of $204,000 during the four month period from November 2007 to February 2008. Beginning March 2008, the Company has been accruing the $500,000 exit fee as interest expense on a ratable basis over the remainder of the loan agreement term. In addition to these fees, in the event all outstanding obligations under the Credit Agreement are not paid in full by June 30, 2009, an additional fee of $150,000 will be due and payable to the Banks on December 31, 2009.

      The Credit Agreement requires minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom group revenues. The Company was in compliance with these covenants at November 30, 2008. However, the Company was not in compliance with the Wireless DataCom revenue covenant at December 31, 2008, which caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility thereunder until the Company is able to obtain a waiver from the Banks and/or an amendment of the Credit Agreement. The Company has notified the Banks and is in discussions with them to obtain a waiver of this covenant violation. Because the Banks will have the right to call the loan until such time that a waiver is obtained, the Company has classified the entire term loan principal balance as a current liability in the consolidated balance sheet at November 30, 2008. The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. During the nine months ended November 30, 2008, principal payments of $528,000 were made on this note. The balance of $4,472,000 at November 30, 2008 has been classified as a current liability in the accompanying consolidated balance sheet as of that date based on expected shipments of DBS units to this customer during the next 12 months. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.


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

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
(FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 effective March 1, 2007. As of November 30, 2008, the Company has unrecognized tax benefits of $6,432,000 which, if recognized, would impact the effective tax rate on income from continuing operations.

      The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 1998 and earlier are not subject to examination by tax authorities. Certain income tax returns for fiscal years 1999 through 2008 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by French tax authorities. Certain income tax returns for fiscal years 2005 through 2008 remain open to examination by Canada federal and Quebec provincial tax authorities. In addition, the income tax return of the Company's Canadian subsidiary for the pre-acquisition stub period from March 1, 2006 to May 9, 2006 is being examined by the Canadian federal tax agency. The Company believes that it has made adequate provisions for all income tax uncertainties pertaining to these open tax years.

      The income tax benefit applicable to the loss from continuing operations for the three months ended November 30, 2008 and 2007 was $1,128,000 and $8,909,000, respectively. The income tax benefit applicable to the loss from continuing operations for the nine months ended November 30,
2008 and 2007 was $2,170,000 and $17,894,000, respectively.   The effective
income tax rate on the pretax loss from continuing operations was 36% and 20% in the nine months ended November 30, 2008 and 2007, respectively. The effective tax rate in the nine months ended November 30, 2008 was less than the combined U.S. federal and state statutory rates because no tax benefit was recorded on the pretax loss generated by the Company's Canadian subsidiary. The effective tax rate in the nine months ended November 30, 2007 was less than the combined federal and state statutory rates because $45.1 million of the goodwill impairment charge recorded in that period was not deductible for income tax purposes.


Note 6 - EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.

      The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Stock options outstanding at November 30, 2008 and 2007 were excluded from the computation of diluted loss per share for the three and nine month periods then ended because the Company reported a loss from continuing operations in such periods and the effect of inclusion would be antidilutive (i.e., including such options would result in a lower loss per share).


Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three and nine months ended November 30, 2008 and 2007 (in thousands):

                                Three Months Ended       Nine Months Ended
                                   November 30,            November 30,
                                -------------------     -------------------
                                  2008       2007          2008      2007
                                --------   --------     --------   --------
 Net loss                       $(1,838)   $(58,931)   $ (3,833)   $(74,666)
 Foreign currency
  translation adjustments          (632)        378      (1,055)      1,103
 Realized gain on
  available-for-sale investments     -           -           -          (45)
                                -------    --------     -------    --------
 Comprehensive loss             $(2,470)   $(58,553)   $ (4,888)   $(73,608)
                                =======    ========     =======    ========


Note 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):

                                Three Months Ended       Nine Months Ended
                                   November 30,            November 30,
                                -------------------     -------------------
                                  2008       2007          2008      2007
                                --------   --------     --------   --------
    Cost of revenues           $    30     $    23     $    53     $    53
    Research and development       100          49         195         160
    Selling                         24         100          72         225
    General and administrative     323         374         518       1,082
                                ------      ------      ------      ------
                               $   477     $   546     $   838     $ 1,520
                                ======      ======      ======      ======

     Changes in the Company's outstanding stock options during the nine months ended November 30, 2008 were as follows:


                                                                  Weighted       Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2008      2,382       $ 9.54
Granted                                 578       $ 2.42
Exercised                               (50)      $ 1.75
Forfeited or expired                 (1,010)      $ 8.51
                                      -----
Outstanding at November 30, 2008      1,900       $ 8.13            6.6 years      $   -
                                      =====
Exercisable at November 30, 2008      1,037       $11.38            4.7 years      $   -
                                      =====

     Of the 50,000 stock options exercised during the current fiscal year, 39,498 shares underlying such exercised options were retained by the Company in a "net-share" settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.

     Changes in the Company's unvested restricted stock and restricted stock units ("RSUs") during the nine months ended November 30, 2008 were as follows:
                                                     Weighted
                                     Number of        Average
                                      Shares       Fair Value at
                                      (000s)        Grant Date
                                     --------       ----------
Outstanding at February 28, 2008        534           $ 3.70
Granted                                 633             2.06
Vested                                 (159)            4.28
Forfeited                               (51)            3.87
                                      -----
Outstanding at November 30, 2008        957           $ 2.51
                                      =====

     Of the 159,000 restricted stock shares and RSUs that vested during the period, 43,430 shares were retained by the Company to cover the required amount of employee withholding taxes.

     The Company issued 36,000 bonus stock shares during the quarter ended November 30, 2008, of which 13,242 shares were retained by the Company to cover the required amount of employee withholding taxes.

     As of November 30, 2008, there was $3.9 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.8 years.


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers.

     Revenues from customers that accounted for 10% or more of consolidated revenues for the three and nine ended November 30, 2008 or 2007, as a percent of consolidated revenues, are as follows:

                              Three Months Ended        Nine Months Ended
                                  November 30,             November 30,
                              -------------------     -------------------
               Customer         2008        2007        2008        2007
                              -------     -------     -------     -------
                  A             19.4%        2.5%       10.0%       12.5%
                  B              8.9%       22.5%       13.2%       23.7%
                  C              1.9%       16.1%        5.6%       15.8%


     Accounts receivable from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                          November 30,    February 28,
               Customer      2008            2008
                            ------          ------
                  A          14.7%            5.1%
                  B           9.0%           26.6%
                  C           2.7%            9.0%

     Customers A and B are customers of the Company's Satellite business unit. Customer C is customer of the Company's Wireless DataCom business. Revenue with Customer C was down in the current year compared to the prior year in part because the Company is now selling certain products to subcontractors of Customer C rather than to Customer C directly. See Note 13 for a description of a product performance issue and related matters involving Customer A.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over one to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of sales for the preceding three years. The Company also adjusts its liability to include amounts that are estimable and probable based on known product defects. Activity in the accrued warranty costs liability for the nine months ended November 30, 2008 and 2007 is as follows (in thousands):
                                         Nine months ended
                                           November 30,
                                        -----------------
                                          2008      2007
                                        -------   -------
      Balance at beginning of period    $ 4,869   $ 1,295
      Charged to costs and expenses         206    13,393
      Deductions                         (1,154)     (928)
                                        -------    ------
      Balance at end of period          $ 3,921   $13,760
                                        =======    ======

     Warranty expense for the nine months ended November 30, 2007 included a charge of approximately $12.9 million for the cost of estimated warranty repairs to correct a product performance issue involving a DBS customer, as further described in Note 13. The warranty reserve at November 30, 2007 included $13.4 million that is associated with this DBS product performance issue. In the Company's fiscal 2008 fourth quarter, this warranty reserve was reduced by $8.8 million as the result of a settlement agreement that was entered into with this customer on December 14, 2007.

     The cash impact of the warranty reserve is anticipated to occur over the next 12 months.


Note 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided (used) by operating activities" in the consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

                                         Nine months ended
                                           November 30,
                                        -----------------
                                          2008      2007
                                        -------   -------
Interest paid                            $  987    $1,751
Income taxes paid (net
  refunds received)                      $ (790)   $ (620)


     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):
                                         Nine months ended
                                           November 30,
                                        -----------------
                                          2008      2007
                                        -------   -------
Earn-out amount for TechnoCom
 acquisition included in goodwill
 and other current liabilities          $   -     $ 1,567


      Other Assets in the consolidated balance sheets consist of the following (in thousands):

                                                November 30,  February 28,
                                                   2008           2008
                                                  ------        -------
Investment in preferred stock of
  a privately-held company                        $ 3,137       $ 3,137
Deposits and other                                    238           321
                                                  -------       -------
                                                  $ 3,375       $ 3,458
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

      Other non-current liabilities in the consolidated balance sheets consist of the following (in thousands):



                                                November 30,  February 28,
                                                   2008           2008
                                                  ------        -------
Accrued warranty costs (non-current portion)      $   -         $ 1,051
Deferred rent                                         674           981
Deferred revenue                                      349           343
                                                  -------       -------
                                                  $ 1,023       $ 2,375
                                                  =======       =======


Note 12 - SEGMENT INFORMATION

     Segment information for the three and nine months ended November 30, 2008 and 2007 is as follows (dollars in thousands):

                         Three months ended                            Three months ended
                          November 30, 2008                             November 30, 2007
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                  Wireless
                 Satellite   DataCom   Corporate   Total    Satellite  DataCom   Corporate   Total
                 --------   --------   -------    -----     --------   -------    -------    -----
 Revenues        $  7,384   $ 18,450            $ 25,834    $  8,353   $ 23,708            $ 32,061

 Gross profit         253   $  7,388            $  7,641    $    221   $  9,807            $ 10,028

 Gross margin         3.4%      40.0%               29.6%        2.6%      41.4%               31.3%

 Operating loss  $   (838)  $   (293)  $(1,313) $ (2,444)   $(44,061)  $(21,842)  $(1,315) $(67,218)

                         Nine months ended                            Nine months ended
                         November 30, 2008                             November 30, 2007
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                   Wireless
                 Satellite   DataCom   Corporate   Total    Satellite   DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------   ------
 Revenues        $ 18,201   $ 58,842            $ 77,043    $ 41,235   $ 69,887            $111,122

 Gross profit
 (loss)          $    905   $ 23,633            $ 24,538    $(15,530)  $ 26,487            $ 10,957

 Gross margin         5.0%     40.2%                31.8%      (37.7%)     37.9%                9.9%

 Operating
  income (loss)  $ (2,494)  $  1,680   $(3,917) $ (4,731)   $(62,356)  $(22,988)  $(3,972) $(89,316)


     The Satellite segment's negative gross profit of $15.5 million and operating loss of $62.4 million in the nine months ended November 30, 2007 included a $17.9 million charge for estimated expenses to correct a product performance issue involving a DBS customer, as further described in Note 13. The Satellite segment operating losses in the three and nine months ended November 30, 2007 also included a goodwill impairment charge of $43.2 million.

     The Wireless DataCom segment operating losses in the three and nine months ended November 30, 2007 included a goodwill impairment charge of $22.6 million.

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

     Corporate expenses include stock-based compensation expense of $228,000 and $287,000 in the three months ended November 30, 2008 and 2007, respectively, and $248,000 and $852,000 in the nine months ended November 30, 2008 and 2007, respectively. The decrease in stock-based compensation expense in the latest nine month period is primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.


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

     At November 30, 2008, the Company has aggregate reserves of $6.5 million for DBS product field performance issues, of which $3.4 million is a reserve for accrued warranty costs, $1.6 million is an inventory reserve, and $1.5 million is a vendor liability reserve included in other current liabilities. The inventory reserve consists of $432,000 for estimated costs to rework on-hand inventory to make it saleable and $1,137,000 for potentially obsolete products and materials.

      While the Company believes that its reserves of $6.5 million as of November 30, 2008 will be adequate to cover total future product rework costs and associated vendor liabilities and inventory obsolescence, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

     The Company has on-hand inventory of approximately $7.0 million and outstanding purchase commitments of $7.9 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.


Other Contingencies
-------------------

          In November 2008, a class action lawsuit was filed against the Company, the former owner of the Company's Aercept business unit and one of Aercept's distributors. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying financial statements for this matter.

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of claims related to three patents and in June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's claim involving the remaining patent in the lawsuit. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration in light of the amendments to the claim and remarks contained in the response, but the USPTO has not yet acted on this response. In light of USPTO's preliminary office action, the case has been stayed by the District Court until the USPTO reaches a final decision in the reexamination proceeding. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

     On May 16, 2007, the Company filed a complaint against Rogers Corporation in the United States District Court in California for product liability issues related to defective laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. Rogers Corporation ("Rogers") manufactures and supplies printed circuit laminate to sub-contractors of the Company that is incorporated into the Company's DBS products. On January 6, 2009, the Company reached an out-of court settlement with Rogers, as further described in Note 14, pursuant to which Rogers paid the Company $9 million.

      In addition to the foregoing matters, the Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.


Note 14 - SUBSEQUENT EVENTS

      On January 6, 2009, the Company reached an out-of-court settlement of litigation with Rogers Corporation pursuant to which Rogers paid the Company $9 million cash. In the settlement agreement the parties acknowledged that Rogers admitted no wrongdoing or liability for any claim, and that Rogers agreed to settle this litigation to avoid the time, expense and inconvenience of continued litigation. Both parties agreed to file stipulations with the court to dismiss the litigation, and gave mutual releases of all claims and demands existing as of the settlement date. Under the provisions of the Fifth Amendment to the Company's bank Credit Agreement entered into in October 2008, one-half of the net cash proceeds from this legal settlement, which amounts to approximately $4.1 million, is payable to the Banks as a term loan reduction.

      On January 7, 2009, the Company eliminated approximately 40 employment positions that represented approximately 8 percent of the workforce. Most of this workforce reduction involved employees in the Company's Wireless DataCom segment. The total estimated cost for severance and for salary and wage payments during the "working notice" period is approximately $930,000, of which approximately $800,000 and $130,000 will be expensed in the quarters ending February 28, 2009 and May 31, 2009, respectively.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with three customers accounting for 29% of the Company's total revenue for the nine months ended November 30, 2008 and two customers accounting for 24% of the Company's net accounts receivable balance as of November 30, 2008. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2008 the Company had an inventory reserve of $1.6 million that was established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in Note 13, the Company had on-hand inventory of $7.0 million and outstanding purchase commitments of $7.9 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

     Product Warranties

     The Company initially provides for the estimated cost of product warranties at the time revenue is recognized. While it engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management's estimates, revisions to the estimated warranty liability would be required.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2008 the Company had a $3.4 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that this $3.4 million warranty reserve will be adequate to cover total future product rework costs for this issue, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was adopted by the Company in fiscal 2008, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. At November 30, 2008, the Company had unrecognized tax benefits of $6,432,000 which, if recognized, would impact the effective tax rate on income from continuing operations.

     At November 30, 2008, the Company had an aggregate deferred income tax asset balance of $22,569,000. The current portion of the deferred tax asset is $3,574,000 and the noncurrent portion is $18,995,000.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At November 30, 2008, the Company had $28.2 million in goodwill and $20.6 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of non-goodwill intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually and, in certain situations, on an interim basis if indicators of impairment arise. Goodwill of the Satellite and Wireless DataCom business segments is tested annually for impairment as of December 31 each year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management believes that the Company has appropriate processes in place to monitor for interim triggering events.

     In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. The Company must also make estimates and judgments about the adequacy of reserves established for the product performance issue with a key DBS customer as described in Note 13 to the accompanying unaudited consolidated financial statements. These assumptions and estimates are necessarily subjective and reflect management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges in the statement of operations and lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges.

      Investment in Preferred Stock of Private Company

      An investment in preferred stock of a privately held company with a carrying value of $3.1 million is included in non-current Other Assets in the consolidated balance sheets and is accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the issuer's operations. The ascribed cost of this preferred stock, which was received as partial consideration for the sale of the TelAlert software business in August 2007, was determined using the Black-Scholes Option Pricing Model, in which the preferred stock is treated as a series of call options on the entity's enterprise value. Under the cost method of accounting, this investment is carried at cost and is only adjusted for other-than-temporary declines in fair value and distributions of earnings. Management periodically evaluates the recoverability of this preferred stock investment based on the performance and the financial position of the issuer as well as other evidence of market value. Such evaluations include, but are not limited to, reviewing the investee's cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing requirements. During the fiscal year ended February 28, 2008 and nine months ended November 30, 2008, the Company did not recognize any losses due to other-than-temporary decline of the value of this investment.

     Stock-Based Compensation Expense

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


RESULTS OF OPERATIONS

     Basis of presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2008 fell on March 1, 2008. The actual interim periods ended on November 29, 2008 and December 1, 2007. In the accompanying consolidated financial statements, the 2008 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Overview

     CalAmp Corp. is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom business services the public safety, industrial monitoring and controls, and mobile resource management markets. CalAmp's Satellite business unit supplies outdoor customer premise equipment to the U.S. DBS market.

     Wireless DataCom Segment

     The Wireless DataCom business services the public safety, industrial monitoring and controls, and mobile resource management markets with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world.

     Satellite Segment

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. As the result of a DBS product performance issue, one of the Company's DBS customers substantially reduced its purchases of the Company's products in fiscal 2008. In May 2008, the Company resumed product shipments to this customer. Sales to the other key DBS customer in fiscal 2009 are significantly less than sales to this customer in fiscal 2008 due to pricing and competitive pressures. Consequently, Satellite revenue for fiscal 2009 as a whole will be significantly below levels of the past several years.

     Operating Results by Business Segment:

     The Company's revenue, gross profit (loss) and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT


                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2008                 2007              2008               2007
                  ---------------     ---------------    --------------     --------------
                            % of                % of               % of               % of
    Segment        $000s    Total      $000s    Total     $000s    Total     $000s   Total
  -----------     -------  ------     ------   ------    -------  ------    ------   ------
Satellite        $ 7,384    28.6%    $ 8,353    26.1%   $18,201    23.6%  $ 41,235    37.1%
Wireless DataCom  18,450    71.4%     23,708    73.9%    58,842    76.4%    69,887    62.9%
                  ------   ------     ------   ------    ------   ------    ------   ------
Total            $25,834   100.0%    $32,061   100.0%   $77,043   100.0%  $111,122   100.0%
                  ======   ======     ======   ======    ======   ======   =======   ======



GROSS PROFIT (LOSS) BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2008                 2007               2008              2007
                  ---------------     ---------------    ----------------    --------------
                           % of                 % of               % of              % of
    Segment       $000s    Total       $000s    Total      $000s   Total     $000s   Total
  -----------     -------  -----      ------   ------    -------  -------   ------   -----

Satellite        $   253     3.3%    $   221     2.2%   $    905    3.7%  $(15,530)  (142%)
Wireless DataCom   7,388    96.7%      9,807    97.8%     23,633   96.3%    26,487    242%
                  ------   ------     ------   ------    -------  ------    ------   -----
Total            $ 7,641   100.0%    $10,028   100.0%   $ 24,538  100.0%  $ 10,957    100%
                  ======   ======     ======   ======     ====== =======    ======   =====



OPERATING INCOME (LOSS) BY SEGMENT

                      Three Months Ended November 30,      Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2008                 2007              2008               2007
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Segment        $000s   Sales      $000s    Sales      $000s   Sales     $000s    Sales
  -----------     -------  ------     ------   ------    -------  -----     ------   -----

Satellite        $  (838)   (3.2%)  $(44,061) (137.4%)  $(2,494)  (3.2%)  $(62,356) (56.1%)
Wireless DataCom    (293)   (1.1%)   (21,842)  (68.1%)    1,680    2.2%    (22,988) (20.7%)
Corporate
 expenses         (1,313)   (5.1%)    (1,315)   (4.1%)   (3,917)  (5.1%)    (3,972)  (3.6%)
                  ------   ------    -------   ------    ------   -----     ------   -----
Total            $(2,444)   (9.4%)  $(67,218) (209.6%)  $(4,731)  (6.1%)  $(89,316) (80.4%)
                  ======   ======    =======   ======    ======   =====     ======   =====

     The Satellite segment negative gross profit of $15.5 million and operating loss of $62.4 million in the nine months ended November 30, 2007 included a $17.9 million charge for estimated expenses to correct a product performance issue involving a key DBS customer. The Satellite segment operating losses in the three and nine months ended November 30, 2007 also included a goodwill impairment charge of $43.2 million.

     The Wireless DataCom segment operating losses in the three and nine months ended November 30, 2007 included a goodwill impairment charge of $22.6 million.

     Revenue

     Satellite revenue declined $1.0 million, or 12%, to $7.4 million in the three months ended November 30, 2008 from $8.4 million for the same period in the previous fiscal year. As discussed above, a key DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this key DBS customer were $4.2 million higher for the quarter ended November 30, 2008 compared to the same period last year. However, a reduction of orders from the Company's other principal DBS customer resulted in a $4.9 million decline in revenues from that customer for the latest quarter compared to the same period in the previous fiscal year due to pricing and competitive pressures. Although the Company expects that its Satellite revenue will ramp up over the next several quarters, in the foreseeable future it does not expect its Satellite revenue to fully return to pre-fiscal 2008 levels as a result of competition in the market.

     For the nine months ended November 30, 2008, Satellite revenue decreased $23.0 million, or 56%, to $18.2 million from $41.2 million over the same period of the prior year. Revenues from both of the Company's principal DBS customers declined due to the reasons noted above.

     Wireless DataCom revenue decreased by $5.3 million, or 22%, to $18.5 million in the third quarter of fiscal 2009 compared to the fiscal 2008 third quarter. Almost half of the decrease was due to a decline in sales of radio modules to a key Wireless DataCom customer due to the demand volatility for that customer's radio products. The remainder of the decrease was due to lower revenues of the Wireless DataCom business units attributable to deteriorating macroeconomic conditions. For the nine months ended November 30, 2008, Wireless DataCom revenue decreased by $11.0 million, or 16%, to $58.8 million over the same period last year. This decrease in revenue is primarily due to a $10.1 million decrease in sales of radio modules to a key Wireless DataCom customer.

     Gross Profit (Loss) and Gross Margins

     Satellite gross profit increased by $32,000 to $253,000 in the fiscal 2009 third quarter compared to the third quarter of last year. The gross profit in the latest quarter was benefited by a $352,000 reduction in expenses associated with the correction of a product performance issue as a result of revising estimates of future product rework costs and of the total number of products that are expected to be returned by the customer for rework. Excluding this benefit, gross profit decreased by $320,000 primarily due to a $1 million decline in revenue in the latest quarter compared to the prior year.

     The Satellite segment had gross profit of $905,000 for the nine months ended November 30, 2008, compared with a negative gross profit of $15.5 million for the same period last year. Satellite's negative gross profit of $15.5 million in the nine months ended November 30, 2007 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving a key DBS customer. The gross profit for the nine months ended November 30, 2008 was benefited by (i) $587,000 associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (ii) a reduction of $735,000 in estimated expenses to correct a product performance issue. If these benefits had not been recorded, the Satellite segment's gross margin in the latest nine month period would have been negative 2.4%.

     Wireless DataCom gross profit decreased 25% to $7.4 million in the fiscal 2009 third quarter compared to the third quarter of last year, due mainly to the 22% decrease in revenues. Wireless DataCom's gross margin slightly decreased from 41.4% in the third quarter of fiscal 2008 to 40.0% in the third quarter of fiscal 2009.

     Wireless DataCom's gross profit decreased 11% to $23.6 million for the nine months ended November 30, 2008, compared to $26.5 million for the same period of the prior year. Wireless DataCom's gross margin increased to 40.2% for the nine months ended November 30, 2008 compared to 37.9% for the same period last year. This margin improvement was due primarily to a $1.5 million patent sale in the first quarter of fiscal 2009 for which the cost of revenues was zero. Excluding the patent sale, Wireless DataCom's gross margin was 38.6% in the nine months ended November 30, 2008.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense decreased by $669,000 to $3,199,000 in the third quarter of fiscal 2009 from $3,868,000 last year. For the nine month year-to-date periods, R&D expense decreased $2,452,000 from $11,982,000 last year to $9,530,000 this year. These decreases are primarily due to personnel reductions in the Public Safety Mobile ("PSM") units of the Wireless DataCom segment.

     Consolidated selling expenses increased by $79,000 to $2,656,000 in the third quarter of this year from $2,577,000 last year. For the nine month year-to-date periods, selling expenses decreased by $644,000 from $7,219,000 last year to $6,575,000 this year, primarily due to bad debt reserve reductions of $927,000 related to a Wireless DataCom customer.

     Consolidated general and administrative expenses ("G&A") decreased by $508,000 to $2,990,000 in the third quarter of this year compared to the prior year. This decrease is principally the net result of Smartlink integration costs in the third quarter of last year that were not present this year. For the nine month periods, consolidated G&A decreased by $805,000 to $9,352,000 in fiscal 2009 from $10,157,000 last year. The decrease is primarily the result of a reduction of approximately $1 million in G&A of the PSM business unit, which included Smartlink integration costs of approximately $700,000 in the nine month period of last year that were not present this year, and lower stock-based compensation expense of $564,000. The reduction in stock-based compensation expense included in G&A is primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008. Partially offsetting the effect of the lower stock-based compensation expense and the nonrecurring Smartlink integration costs of last year were higher legal expenses of $617,000 and a $303,000 charge for severance costs of the Company's former Satellite Division president in the second quarter of this year.

     Amortization of intangibles decreased from $1,558,000 in the third quarter of last year to $1,240,000 in the third quarter of this year. For the nine month year-to-date periods, amortization decreased by $1,048,000 from $4,860,000 last year to $3,812,000 this year. These decreases were primarily attributable to the contracts backlog intangible assets arising from the May 2006 acquisitions of Dataradio and the Technocom MRM product line that became fully amortized during the first quarter of fiscal 2008.

     The in-process research and development ("IPR&D") write-off of $310,000 for the nine months ended November 30, 2008 was related to the acquisition of SmartLink in April 2007.

     Non-operating Expense, Net

     Non-operating expense decreased $100,000 from the third quarter of last year to the third quarter of this year due to lower interest expense of $122,000 in the latest quarter.

     Non-operating expense was $1,272,000 in the nine months ended November 30, 2008, compared to $1,712,000 in the nine months ended November 30, 2007. The $440,000 decrease was primarily due to (i) a foreign currency gain of $92,000 in the current year compared to a $655,000 foreign currency loss last year; and (ii) lower interest expense of $245,000 in the latest nine month period. This effect was partially offset by a gain of $330,000 on the sale of an investment that was recorded in the nine months ended November 30, 2007.

     Income Tax Provision

     The income tax benefit applicable to the loss from continuing operations for the three months ended November 30, 2008 and 2007 was $1,128,000 and $8,909,000, respectively. The income tax benefit applicable to the loss from continuing operations for the nine months ended November 30, 2008 and 2007
was $2,170,000 and $17,894,000, respectively.   The effective income tax rate
on the pretax loss from continuing operations was 36% and 20% in the nine months ended November 30, 2008 and 2007, respectively. The effective tax rate in the nine months ended November 30, 2008 was less than the combined U.S. federal and state statutory rates because no tax benefit was recorded on the pretax loss generated by the Company's Canadian subsidiary. The effective tax rate in the nine months ended November 30, 2007 was less than the combined federal and state statutory rates because $45.1 million of the goodwill impairment charge recorded in that period was not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $5,703,000 at November 30, 2008. During the nine months ended November 30, 2008, cash and cash equivalents decreased by $885,000. Cash provided by operating activities was $3,251,000, which was reduced by debt repayments of $2,778,000 and cash used in investing activities of $1,117,000 (capital expenditures of $650,000 and net payments of $887,000 for earn-out consideration payable in acquisitions, partially offset by collections of note receivable of $420,000). The negative effect of exchange rate changes on cash was $241,000.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). At the Company's option, borrowings under the Credit Agreement bear interest at BMO's prime rate ("Prime Based Loans") plus a margin ranging from 2.50% to 2.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 3.25% to 3.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At November 30, 2008, the effective interest rate on the bank term loan was 7.51% comprised of a one-month LIBOR rate of 3.76% plus the LIBOR Margin of 3.75%. At December 31, 2008, the effective interest rate on the bank term loan was 4.21% comprised of a one-month LIBOR rate of 0.46% plus the LIBOR Margin of 3.75%.

     The Credit Agreement also provides for a working capital line of credit of $3,375,000. At November 30, 2008, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at BMO's prime rate plus 4% or LIBOR plus 5%. There were no outstanding borrowings on the revolver at November 30, 2008.

     The Company made principal repayments of $2,250,000 on the bank term loan during the nine months ended November 30, 2008. A term loan principal payment of $750,000 was paid on December 31, 2008, a principal payment of $1,250,000 is due on March 31, 2009, and principal payments of $1,600,000 are due on both June 30, 2009 and September 30, 2009. The Company is also required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income. In addition to these payments, the Company is obligated to pay the Banks 50% of the legal settlement received in January 2009, as further described in Note 14 to the accompanying unaudited consolidated financial statements.

     The Credit Agreement has a termination date of December 31, 2009, at which time all outstanding borrowings are due and payable. The Company is also obligated to pay penalty interest of $204,000 on June 30, 2009, and an exit fee of $500,000 on December 31, 2009. The Company recorded the penalty interest of $204,000 during the four month period from November 2007 to February 2008. Beginning March 2008, the Company has been accruing the $500,000 exit fee as interest expense on a ratable basis over the remainder of the loan agreement term. In addition to these fees, in the event all outstanding obligations under the Credit Agreement are not paid in full by June 30, 2009, an additional fee of $150,000 will be due and payable to the Banks on December 31, 2009.

     The Credit Agreement requires minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom group revenues. The Company was in compliance with these covenants at November 30, 2008. However, the Company was not in compliance with the Wireless DataCom revenue covenant at December 31, 2008, which caused an event of default with respect to the financial covenants under the Credit Agreement that will preclude additional borrowing under the revolving credit facility thereunder until the Company is able to obtain a waiver from the Banks and/or an amendment of the Credit Agreement. The Company has notified the Banks and is in discussions with them to obtain a waiver of this covenant violation. In the near term the Company believes that it has sufficient liquidity such that the restriction on borrowing under the revolving credit facility will not adversely affect its operations. However, if the Banks are unwilling to agree to a waiver or an amendment or exercise their rights to accelerate borrowings outstanding under the Credit Agreement, the inability to borrow under the revolving credit facility and/or the acceleration of such indebtedness would materially adversely affect the Company's financial position and operations, including its ability to fund its currently anticipated working capital and capital expenditure needs. Furthermore, because the Banks will have the right to call the loan until such time that a waiver is obtained, the Company has classified the entire term loan principal balance as a current liability in the consolidated balance sheet at November 30, 2008. The Banks have not provided the Company with the written notice that would be required to accelerate the loan, and the Company believes that it will be able to obtain a waiver or amendment and avoid an acceleration of the Credit Agreement. Nonetheless, no assurance can be given that the Company will be successful in obtaining a waiver or amendment, or that it will be able to avoid an acceleration of the amounts outstanding under the Credit Agreement.

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

     As noted above, the Company's Credit Agreement with the Banks has a maturity date of December 31, 2009. Prior to maturity the Company expects to refinance the outstanding borrowings under the Credit Agreement with an asset-based loan, possibly supplemented by proceeds from another funding source. Although the Company believes that its expectations are reasonable, in light of the Company's current financial condition, economic conditions generally, and the turbulent state of the credit markets at the present time, no assurance can be given that the Company will be able to refinance the outstanding borrowings under the Credit Agreement from other funding sources.

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. During the nine months ended November 30, 2008, principal payments of $528,000 were made on this note. The balance of $4,472,000 at November 30, 2008 has been classified as a current liability in the accompanying consolidated balance sheet as of that date based on expected shipments of DBS units to this customer during the next 12 months. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2008 the Company had a $3.4 million reserve for accrued warranty costs and a $432,000 reserve to rework products in inventory in connection with the aforementioned DBS product performance issue. Also as described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2008 the Company has a $1.5 million reserve for vendor commitment liabilities related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, new competition, competitive pricing and continued pricing declines in the DBS market, supplier constraints, manufacturing yields, the ability to manage cost increases in inventory materials including timing and market acceptance of new product introductions, the Company's ability to apply new technologies in a competitively advantageous manner, the risk that the ultimate cost of resolving a product performance issue with a key DBS customer may exceed the amount of reserves established for that purpose, the Company's ability to obtain a waiver from the Banks under its Credit Agreement of an event of default arising from a financial covenant violation that arose at the end of December 2008, the ability of the Company to successfully refinance the borrowings under the Credit Agreement on economically favorable terms at or prior to the December 31, 2009 maturity date, and other risks and uncertainties that are set forth under the "Risk Factors" in Part II, Item 1A herein and in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2008 as filed with the Securities and Exchange Commission on May 15, 2008. Such risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. A cumulative foreign currency translation loss related to the Company's Canadian subsidiary and French subsidiary of $253,000 and $801,000, respectively, is included in accumulated other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheet at November 30, 2008.


Interest Rate Risk

      The Company has variable-rate bank debt. At November 30, 2008, the effective interest rate on the bank term loan was 7.51% comprised of a one-month LIBOR rate of 3.76% and the LIBOR Margin of 3.75%. A fluctuation of one percent in the LIBOR rate would have an annual impact of approximately $150,000 net of tax on the Company's consolidated statement of operations.


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


                      PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

      In November 2008, a class action lawsuit was filed against the Company, the former owner of the Company's Aercept business unit and one of Aercept's distributors. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying financial statements for this matter.

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of claims related to three patents and in June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's claim involving the remaining patent in the lawsuit. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration in light of the amendments to the claim and remarks contained in the response, but the USPTO has not yet acted on this response. In light of USPTO's preliminary office action, the case has been stayed by the District Court until the USPTO reaches a final decision in the reexamination proceeding. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

     On May 16, 2007, the Company filed a complaint against Rogers Corporation in the United States District Court in California for product liability issues related to the defective laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. Rogers Corporation ("Rogers") manufactures and supplies printed circuit laminate to sub-contractors of the Company that is incorporated into the Company's DBS products. On January 6, 2009, the Company reached an out-of court settlement with Rogers, as further described in Note 14 to the accompanying unaudited consolidated financial statements, pursuant to which Rogers paid the Company $9 million.


ITEM 1A.  Risk Factors

     The reader is referred to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2008, that could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company at the present time. Additional risks are as follows:

1. The Company is currently in default under its Credit Agreement as a result of its noncompliance with the Wireless DataCom revenue covenant at December 31, 2008.

      As of December 31, 2008, the Company was in violation of a financial covenant under its Credit Agreement causing an event of default which will preclude additional borrowings under the revolving credit facility. The Company has notified the Banks and is in discussions with them to resolve the issue. If the Banks are unwilling to agree to a waiver or an amendment or exercise their rights to accelerate borrowings outstanding under the Credit Agreement, the inability to borrow under the revolving credit facility and/or the acceleration of such indebtedness would materially adversely affect the Company's financial position and operations, including its ability to fund its currently anticipated working capital and capital expenditure needs.

2. Our Credit Agreement with the Banks has a maturity date of December 31, 2009.

      At November 30, 2008, outstanding borrowings on the bank term loan amounted to $25.3 million. There is no assurance that the Company will be able to refinance the term loan balance from other funding sources, or extend the maturity date of the loan, by its maturity date of December 31, 2009.

3. Reduced consumer or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and cash flow, and our ability to make payments on our debt and operate our businesses.

      We depend on demand from the consumer, original equipment manufacturer, industrial, automotive and other markets we serve for the end market applications of our products. Our revenues are based on certain levels of consumer and corporate spending. If the significant reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment continue, our revenues, profitability and cash flow could be adversely affected.

      Our ability to make payments of principal and interest on our indebtedness depends upon our future financial performance and ability to generate positive operating cash flows, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

*     refinance or restructure all or a portion of our indebtedness;
*     obtain additional financing in the debt or equity markets;
*     sell selected assets or businesses;
*     reduce or delay planned capital expenditures; or
*     reduce or delay planned operating expenditures.`

      Such measures might not be sufficient to enable us to service our debt, and, if not, we could then be in default under the applicable terms governing our debt, which could have a material adverse affect on us. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.


4. Rises in interest rates could adversely affect our financial condition.

      An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate bank debt, which rise and fall
upon changes in interest rates on a periodic basis.   Any increased interest
expense associated with increases in interest rates affects our cash flow and could affect our ability to service our debt.


ITEM 5.  OTHER INFORMATION

      Effective December 19, 2008, the employment agreements of the Company's four executive officers were amended to bring the provisions dealing with severance and other benefits payable in the event of involuntary termination or termination with "Good Reason" (as defined) following a change of control into compliance with the safe harbor provisions of Section 409A of the Internal Revenue Code. The form of amendment is attached hereto as Exhibit 10.1.


ITEM 6. EXHIBITS

        Exhibit 10.1 - Form of Amendment to Employment Agreement dated
                       December 19, 2008 (for each of the executive officers: Richard Gold, Michael Burdiek, Richard Vitelle and Garo Sarkissian) (1)

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


        January 13, 2009                   /s/ Richard K. Vitelle
------------------------------          ---------------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)