Form 10-K
period 2009-02-28
CalAmp Corp.
filed 2009-05-12
CIK 730255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF  1934

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2009


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting
company.   (Check one):
Large accelerated filer [ ]                  Accelerated filer [ ]
Non-accelerated filer [ ]                    Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 30, 2008 was approximately $48,922,000. As of May 5, 2009, there were 25,216,952 shares of the
Company's common stock outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 30, 2009 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

       CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom segment services the public safety, utility, industrial monitoring and controls, and mobile resource management markets. CalAmp's Satellite segment supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite market.

WIRELESS DATACOM

     The Wireless DataCom segment services the public safety, industrial monitoring and controls, and mobile resource management markets with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world. Lines of business within Wireless DataCom include the following:

     Public Safety Mobile (PSM)

     Municipalities, public safety agencies and emergency first-responders rely on CalAmp solutions for mobile data and voice communications. CalAmp designs and builds out multi-network wireless systems that enable first responders such as fire, police and EMS personnel to talk, access data and communicate with colleagues, dispatchers and back-office databases remotely. The Dataradio(R) product line is recognized for innovative advanced wireless data products and systems for mission-critical applications. The Smartlink product line provides seamless interoperability with and among disparate legacy analog voice land mobile radio networks within a wide coverage area such as city or county.

     Industrial Monitoring & Controls (IMC)

     Utilities, oil & gas, mining, rail and security companies rely on CalAmp products for wireless data communications with fixed remote sites and monitoring and actuation of remote equipment. Applications include remotely measuring fresh and wastewater flows, pipeline flow monitoring for oil and gas production, remote utility meter reading, internet enablement and perimeter monitoring.

     Mobile Resource Management (MRM)

     Commercial enterprises, vehicle financing companies and municipalities rely on CalAmp products and applications to optimize delivery of services and protect valuable assets. Applications include fleet management, asset tracking, student and school bus tracking and route optimization, vehicle recovery, security and Machine-to-Machine (M2M) communications.

     During fiscal years 2007 and 2008, the Company made six acquisitions of businesses and product lines to expand its Wireless DataCom segment. The principal acquisitions during this period, consisting of Dataradio, the Technocom MRM product line, Aercept and Smartlink, are described in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations below, and in Note 2 to the accompanying consolidated financial statements.

SATELLITE

     The Satellite segment develops, manufactures and sells Direct Broadcast Satellite (DBS) outdoor consumer premise equipment (CPE) for digital and high definition satellite TV reception.

     The Company's DBS reception products are installed at subscribers' premises to receive subscription television programming signals that are transmitted from orbiting satellites. These DBS reception products consist principally of reflector dish antennae, feedhorns, and electronics that receive, process, amplify and switch satellite television signals for distribution over coaxial cable to multiple set-top boxes inside the home. The dish antenna reflects the satellite microwave signal back to a focal point where a feedhorn collects the microwaves and transfers the signals into an integrated amplifier/downconverter that is referred to in the satellite industry as a Low Noise Block Downconverter with Feed ("LNBF"). The microwave amplifier boosts the signal for further processing. The downconverter translates the signal from a microwave frequency into a lower intermediate frequency that is then switched and transmitted over coaxial cable to a specific set-top box inside the home that can acquire, recognize and process the signal to create a picture.

      The products are sold primarily to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems. Revenue of the Company's Satellite segment amounted to $26.3 million, $50.5 million and $155.1 million in fiscal years 2009, 2008 and 2007, respectively. The decline in Satellite revenue in fiscal 2008 is the result of a product performance issue that resulted in the Company's historically largest DBS customer substantially reducing its purchases of the Company's products. In January 2008, this customer requalified CalAmp's designs for the affected products and in May 2008 the Company resumed product shipments to this customer. Although the Company resumed shipments to this customer in the first quarter of fiscal 2009, revenues from this customer are still less than pre-fiscal 2008 levels. This product performance issue is described in more detail under the Satellite heading in Item 7 of Part II herein and in Note 11 to the accompanying consolidated financial statements. The decline in Satellite revenue in fiscal 2009 compared to fiscal 2008 is primarily the result of a reduction of orders from the Company's other key DBS customer due to pricing and competitive pressures, and the time period involved in getting the next generation product qualified with this customer. The Company does not expect to begin shipping this next generation product until late in fiscal 2010.


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

     For the past several years, the Company has outsourced printed circuit board assembly to contract manufacturers in the Pacific Rim. The Company performs final assembly and tests of most its satellite LNBF and some wireless datacom products at its facilities in Oxnard, California. The Company performs additional final assembly and tests on other wireless datacom products at its facilities in Waseca, Minnesota and Montreal, Canada. Printed circuit assemblies are mounted in various aluminum and plastic housings, electronically tested, and subjected to additional environmental tests on a sampled basis prior to packaging and shipping.

     Substantially all of the satellite dish antennas have been manufactured by subcontractors in China. In addition, some of the Company's satellite LNBF products are manufactured on a subcontract basis by companies in Taiwan and mainland China.

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

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995, and upgraded its registration to ISO9001:2000 in 2003. ISO 9001:2000 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. The registration assessment was performed by Underwriters Laboratories Inc. ("UL") according to the ISO 9001:2000 International Standard. The Company continually performs internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, most recently in July 2008. The Company has maintained its certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next assessment is scheduled for June 2009.

RESEARCH AND DEVELOPMENT

     Each of the markets in which the Company competes is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on satellite DBS products, mobile wireless communication systems for public safety voice and data applications, fixed location wireless communication networks for industrial monitoring and controls applications, and cellular tracking products and services for mobile resource management applications. The Company has developed key technology platforms that can be leveraged across many of its businesses and applications. These include communications technology platforms based on proprietary licensed narrowband UHF and VHF frequency radios and modems, standards-based unlicensed broadband wireless IP router/radio modems, and cellular network based tracking units. In addition, development resources have been allocated to broaden existing product lines, reduce product costs and improve performance through product redesign efforts.

     Research and development expenses in fiscal years 2009, 2008 and 2007 were $12,899,000, $15,710,000 and $12,989,000, respectively. During this three year period, the Company's research and development expenses have ranged between 6.2% and 13.1% of annual consolidated revenues.

SALES AND MARKETING

     The Company's revenues were derived mainly from customers in the United States, which represented 89%, 94%, and 94% of consolidated revenues in fiscal 2009, 2008 and 2007, respectively.

       The Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels. The sales and marketing functions for the MRM business are located primarily in Carlsbad, California. The sales and marketing functions for IMC are located primarily in Waseca, Minnesota. The sales and marketing functions for PSM are located primarily in Atlanta, Georgia. The sales and marketing functions for Aercept are located in Lake Forest, California. In addition, this segment has a small sales office in Europe.

     The Satellite segment sells its DBS reception products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located primarily at the Company's corporate headquarters in Oxnard, California.

     Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:
                                     Year ended February 28,
                                  ------------------------------
        Customer      Segment      2009        2008        2007
        --------     ---------    ------      ------      ------
        EchoStar     Satellite     15.7%       10.9%       50.6%
        DirecTV      Satellite     10.3%       23.9%       18.9%
        EFJ          Wireless       4.8%       14.2%        5.3%


     EchoStar and DirecTV provide satellite television services in the U.S. EchoStar conducts business using the name Dish Network. EF Johnson Technologies, Inc. (EFJ) is a provider of two-way land mobile radios and communication systems for law enforcement, firefighters, EMS and the military. The Company believes that the loss of EchoStar, DirecTV or EFJ as a customer could have a material adverse effect on the Company's financial position and results of operations.


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

     Satellite

     The Company believes that its existing principal competitors for its DBS products include Sharp, Wistron NeWeb Corporation, Microelectronics Technology and Pro Brand. Because the Company's satellite products are not proprietary, it is possible that they may be duplicated by low-cost producers, resulting in increased price and margin pressures.


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


INTELLECTUAL PROPERTY

     Wireless DataCom Patents

     At February 28, 2009, the Wireless DataCom segment had 19 U.S. patents and 11 foreign patents. CalAmp acquired U.S. Patent Nos. 6,025,774 and 6,249,217B1 as part of its acquisition of the Aercept Vehicle Tracking business from AirIQ in March 2007. These patents relate to a vehicle location system that enables automobile finance companies to locate and repossess vehicles serving as collateral on loans that go into default. In fiscal 2008, CalAmp entered into licensing agreements for these patents with DriveOK and SkyWatch GPS. In fiscal 2009, CalAmp entered into licensing agreements with ProCon and Trackn and a patent infringement settlement agreement with iMetrik pursuant to which these parties paid license fees to the Company.

     Satellite Patents

     As noted above, the Company's satellite products are not proprietary.
In the Company's DBS business, the Company's timely application of its technology and its design, development and marketing capabilities have been of substantially greater importance to its business than patents or licenses.

     Trademarks

     CalAmp(R)and Dataradio(R) are federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2009, the Company had approximately 384 employees and approximately 169 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.


EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

      NAME               AGE              POSITION
-------------------      ---      --------------------------

Richard Gold              54      Director, President and Chief Executive
                                  Officer

Michael Burdiek           49      Chief Operating Officer

Garo Sarkissian           42      Vice President, Corporate Development

Richard Vitelle           55      Vice President, Finance, Chief
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

     MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company's Wireless DataCom segment March 2007. Mr. Burdiek was appointed Chief Operating Officer in June 2008. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor to the Kasten Group in the private equity sector. From 1987 to 2003, Mr. Burdiek held a variety of technical and general management positions with Comarco, Inc., a publicly held company, most recently as Senior Vice President and General Manager of Comarco's Wireless Test Systems unit. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

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


ITEM 1A. RISK FACTORS

     The following list describes several risk factors which are unique to our Company:

The Company is dependent on its major customers, the loss of any of which could have a material adverse effect on the Company's future sales and its ability to grow.

     The Company's top two customers, Echostar and DirecTV, accounted for 15.7% and 10.3%, respectively, of the Company's consolidated revenues for fiscal 2009. Echostar and DirecTV in the aggregate accounted for 34.8% of CalAmp's consolidated revenues for fiscal 2008 and 69.5% of its consolidated revenues for fiscal 2007. EFJ accounted for 4.8%, 14.2% and 5.3% of CalAmp's consolidated revenues for fiscal 2009, 2008 and 2007, respectively. The loss of Echostar, DirecTV or EFJ as a customer, a deterioration in the overall business of any of them, or a decrease in the volume of sales by any of them, could result in decreased sales and could have a material adverse impact on CalAmp's ability to grow its business. A substantial decrease or interruption in business from any of these key customers could result in write-offs or in the loss of future business and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     At February 28, 2009, the Company had on-hand inventory of approximately $3.1 million and outstanding purchase commitments of $3.4 million for materials that are specific to the products that the Company manufactures for a key DBS customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

Our business is subject to many factors that could cause our quarterly or annual operating results to fluctuate and our stock price to continue to be volatile.

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

      > announcements, new product introductions and reductions in the price Of products offered by our competitors;

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

If demand for our products fluctuates rapidly and unpredictably, it may be difficult to manage the business efficiently, which may result in reduced gross margins and profitability.

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

Because we currently sell, and we intend to grow the sales of, certain of our products in countries other than the United States, we are subject to different regulatory schemes. We may not be able to develop products that work with the standards of different countries, which could result in our inability to sell our products and, further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and which could adversely affect our business.

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

     Sales to customers outside the U.S. accounted for 12%, 6% and 6% of CalAmp's total sales for the fiscal years ended February 28, 2009, 2008 and 2007, respectively. Assuming that we continue to sell our products to foreign customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

     Other than in our Satellite products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 21 patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We may be subject to infringement claims that may disrupt the conduct of our business and affect our profitability.

     We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporate unlicensed copyrights or trade secrets into our products. It is possible that third parties may claim that our products and services infringe upon their trademark, patent, copyright, or trade secret rights. Any such claims, regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements or require us to stop using the challenged intellectual property. Successful infringement claims against us may materially disrupt the conduct of our business and affect profitability.

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

We depend upon wireless networks owned and controlled by others, unproven business models and emerging wireless carrier models to deliver existing services and to grow.

     If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors, and if they compete with us, they may refuse to provide us with airtime on their networks.

New laws and regulations that impact the industry could increase costs or reduce opportunities for us to earn revenue.

     Except as described below under "Governmental Regulation", we are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other governmental agency, other than regulations applicable to Delaware corporations of similar size that are headquartered in California. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply airtime and certain hardware suppliers are subject to regulation by the FCC, and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

Governmental Regulation

     CalAmp's products are subject to certain mandatory regulatory approvals in the United States, Canada and other countries in which it operates. In the United States, the FCC regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone network. In Canada, similar regulations are administered by Industry Canada. Although CalAmp has obtained necessary FCC and Industry Canada approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than Canada or the United States in which it currently sells its products or in which it may sell its products in the future.

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

Our bank credit agreement has a maturity date of December 31, 2009.

      At February 28, 2009, outstanding borrowings on the bank term loan amounted to $17.6 million. The Company believes that it will be able to refinance the bank term loan from the proceeds of an asset based loan before the December 31, 2009 maturity date, possibly supplemented by proceeds of another funding source. However, there is no assurance that the Company will be able to refinance the term loan from other funding sources, particularly given the current credit market difficulties, or will be able to extend the maturity date of the bank loan in the event efforts to refinance the loan are not successful.

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

      Our ability to make payments of principal and interest on our indebtedness depends upon our future financial performance and ability to generate positive operating cash flows, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

>   refinance or restructure all or a portion of our indebtedness;
>   obtain additional financing in the debt or equity markets;
>   sell selected assets or businesses;
>   reduce or delay planned capital expenditures; or
>   reduce or delay planned operating expenditures.

      Such measures might not be sufficient to enable us to service our debt, and, if not, we could then be in default under the applicable terms governing our debt, which could have a material adverse effect on us. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

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

It is possible that our common stock could be delisted from Nasdaq and if this were to occur, the market price and liquidity of our common stock could be negatively affected.

       Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Under these rules, a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. Our common stock has traded below $1.00 for substantially all of the period since October 2008. Although Nasdaq has suspended this rule until at least July 20, 2009, there is no assurance that the minimum bid price of the Company's stock will be in compliance when this rule is reinstated and that Nasdaq will not initiate procedures to delist our common stock if we fail to comply with this rule.
If our common stock were to be delisted from Nasdaq, the price of our common stock and the ability of holders to sell such stock could be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.



ITEM 1B. UNRESOLVED STAFF COMMENTS

     None


ITEM 2.  PROPERTIES

     The Company's principal facilities, all leased, are as follows:

                           Square
       Location           Footage                       Use
----------------------    -------       ---------------------------------
Oxnard, California         98,000       Corporate office, Satellite segment
                                         offices and manufacturing plant

Carlsbad, California        8,000       Wireless DataCom offices

Lake Forest, California    16,000       Wireless DataCom offices

Atlanta, Georgia            6,000       Wireless DataCom sales and systems
                                         engineering offices

Chaska, Minnesota           4,000       Product design facility

Waseca, Minnesota          34,000       Wireless DataCom offices and
                                         manufacturing plant

Montreal, Quebec, Canada   24,000       Wireless DataCom offices, product
                                         design and assembly operations

Paris, France                 150       Sales office

San Diego, California      22,000       Former Solutions Division offices
                                        which were vacated in 2007 and are
                                        available for sublease


ITEM 3.  LEGAL PROCEEDINGS

      In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against the Company, the former owner of the Company's Aercept business and one of Aercept's distributors. The plaintiff seeks monetary damages in an amount not yet specified. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying financial statements for this matter.

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of claims related to three patents and in June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's claim involving the remaining patent in the lawsuit. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration in light of amendments to the claim and remarks contained in the response. The USPTO has not yet acted on this response. In light of the USPTO's preliminary office action, the case has been stayed by the District Court until the USPTO reaches a final decision in the reexamination proceeding. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

     In May 2007, the Company filed a lawsuit against Rogers Corporation ("Rogers") for product liability issues related to defective laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. Rogers manufactures and supplies printed circuit laminate materials to sub-contractors of the Company that is incorporated into the Company's DBS products. In January 2009, the Company reached an out-of-court settlement of litigation with Rogers pursuant to which Rogers paid the Company $9 million cash. In the settlement agreement the parties acknowledged that Rogers admitted no wrongdoing or liability for any claim, and that Rogers agreed to settle this litigation to avoid the time, expense and inconvenience of continued litigation. Both parties gave mutual releases of all claims and demands existing as of the settlement date.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2009.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on the Nasdaq Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by Nasdaq:
                                                  LOW            HIGH
  Fiscal Year Ended February 28, 2009
         1st Quarter                            $ 2.41          $ 3.44
         2nd Quarter                              1.67            2.60
         3rd Quarter                              0.46            2.60
         4th Quarter                              0.41            1.14

  Fiscal Year Ended February 28, 2008
         1st Quarter                            $ 4.25          $ 9.50
         2nd Quarter                              3.55            4.86
         3rd Quarter                              2.24            4.50
         4th Quarter                              2.15            3.11

     At May 9, 2009 the Company had approximately 1,800 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 5,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.


ITEM 6.  SELECTED FINANCIAL DATA
                                          Year ended February 28,
                              -----------------------------------------------
                                2009      2008      2007      2006      2005
                              --------  --------  --------  --------  -------
                                  (In thousands except per share amounts)
OPERATING DATA
Revenues                      $ 98,370  $140,907  $211,714  $196,908  $194,835
Cost of revenues                60,244   122,412   166,279   151,319   159,071
                              --------  --------   -------   -------   -------
Gross profit                    38,126    18,495    45,435    45,589    35,764
                              --------  --------   -------   -------   -------
Operating expenses:
 Research and development       12,899    15,710    12,989     8,018     6,187
 Selling                         8,959    10,633     6,765     2,715     2,225
 General and administrative     12,087    14,966     9,792     6,685     5,678
 Intangible asset amortization   4,429     6,418     3,463       778       104
 Write-off of acquired in-
  process research and
  development                      -         310     6,850       310       471
 Impairment loss                44,736    71,276       -         -         -
                              --------  --------   -------   -------   -------
Total operating expenses        83,110   119,313    39,859    18,506    14,665
                              --------  --------   -------   -------   -------
Operating income (loss)        (44,984) (100,818)    5,576    27,083    21,099

Other income (expense), net       (911)   (2,472)      591       533      (120)
                              --------  --------   -------   -------   -------
Income (loss) from
 continuing operations
 before income taxes           (45,895) (103,290)    6,167    27,616    20,979
Income tax benefit
 (provision)                    (3,770)   20,940    (4,716)  (11,154)   (7,874)
                              --------  --------   -------   -------   -------
Income (loss) from
 continuing operations         (49,665)  (82,350)    1,451    16,462    13,105

Loss from discontinued
 operations, net of tax            -        (597)  (32,639)   (1,900)   (5,029)

Loss on sale of discontinued
 operations, net of tax            -      (1,202)      -         -         -
                              --------  --------   -------   -------   -------
Net income (loss)             $(49,665) $(84,149) $(31,188)  $14,562   $ 8,076
                               =======   =======   =======    ======   =======
Basic earnings (loss)
 per share from:
 Continuing operations        $  (2.01)   $(3.45)  $  0.06   $  0.72   $  0.61
 Discontinued operations           -       (0.08)    (1.40)    (0.08)    (0.23)
                              --------  --------   -------   -------   -------
Total basic earnings (loss)
 per share                    $  (2.01)  $ (3.53)  $ (1.34)  $  0.64   $  0.38
                               =======   =======   =======    ======   =======
Diluted earnings (loss)
 per share from:
 Continuing operations        $  (2.01)  $ (3.45)  $  0.06   $  0.70   $  0.59
 Discontinued operations           -       (0.08)    (1.40)    (0.08)    (0.23)
                              --------  --------   -------   -------   -------
Total diluted earnings (loss)
 per share                   $   (2.01)  $ (3.53)  $ (1.34)  $  0.62   $  0.36
                               =======   =======   =======    ======   =======


                                                 February 28,
                               ----------------------------------------------
                                 2009     2008     2007      2006      2005
                               -------  -------   -------   -------   -------
                                               (In thousands)
BALANCE SHEET DATA
Current assets                 $44,175  $ 66,767  $113,524  $ 99,236  $ 88,534

Current liabilities            $45,458  $ 40,059  $ 38,637  $ 21,873  $ 29,662

Working capital                $(1,283) $ 26,708  $ 74,887  $ 77,368  $ 58,872

Current ratio                      1.0       1.7       2.9       4.5       3.0

Total assets                   $69,647  $143,041  $229,703  $204,346  $196,755

Long-term debt                 $   -    $ 27,187  $ 31,314  $  5,511  $  7,679

Stockholders' equity           $23,199  $ 73,420  $151,251  $176,109  $158,288

Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, significant operating charges and adoption of new accounting standards, as follows:

  > In fiscal 2009, the Company recorded a Satellite segment impairment charge of $2.3 million, a Wireless DataCom segment impairment charge of $41.3 million and an investment impairment charge of $1.1 million.

  > In fiscal 2009, the Company received $9 million in a legal settlement with Rogers Corporation, a supplier of laminate materials that are part of the Company's DBS products. This was recorded as a reduction of Satellite cost of revenues.

  > In fiscal 2008, the Company recorded a $17.9 million charge for estimated expenses to resolve a product performance issue involving a key DBS customer.

  > In fiscal 2008, the Company recorded a Satellite goodwill impairment charge of $44.4 million and a Wireless DataCom goodwill impairment charge of $26.9 million.

  >  In the first quarter of fiscal 2007, the Company acquired Dataradio
     Inc. and the TechnoCom MRM product line. In the first quarter of fiscal 2008, the Company acquired the Aercept vehicle tracking business and the Smartlink business. These acquisitions are further described in Note 2 to the accompanying consolidated financial statements.

  > In the first quarter of fiscal 2007, the Company recorded charges of $6,850,000 for the write-off of in-process research and development costs in connection with the Dataradio acquisition and $29,848,000 for the impairment of goodwill and other intangible assets of the Solutions Division, as further described in Notes 2 and 5, respectively, to the accompanying consolidated financial statements. The $29.9 million impairment charge of fiscal 2007 is included in loss from discontinued operations for that year.

  > At the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments", as further described in Note 1 of the accompanying consolidated financial statements under the caption "Accounting for Stock Options".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company's Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company's business, the ability of the Company to refinance or extend its bank term loan prior to the December 31, 2009 maturity date, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2009, 2008 and 2007 fell on February 28, 2009, March 1, 2008, and March 3, 2007, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2009 and 2008 each consisted of 52 weeks, while fiscal year 2007 consisted of 53 weeks.

Overview

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom business services the public safety, utility, industrial monitoring and controls, and mobile resource management ("MRM") markets. CalAmp's Satellite business supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite ("DBS") market.

     The Company has two reporting segments: Satellite and Wireless DataCom. The Satellite segment consists of the Company's DBS business, and the Wireless DataCom segment consists of CalAmp's legacy wireless businesses other than DBS and the acquired businesses as described below. The Solutions Division, the remaining operations of which were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.

     Wireless DataCom

     The Wireless DataCom segment services the public safety, industrial monitoring and controls, and mobile resource management market segments with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world. Wireless DataCom is comprised of the Company's legacy wireless businesses other than DBS and businesses acquired during the last three years. These principal acquisitions are described below, and further details are provided in Note 2 to the accompanying consolidated financial statements.

     On May 26, 2006 the Company acquired privately held Dataradio Inc., a leading supplier of proprietary advanced mobile and fixed wireless data communication systems, products, and solutions for public safety, critical infrastructure and industrial control applications, for a cash payment of Canadian $60.1 million, or U.S. $54.3 million at the then-effective exchange rate. The Dataradio acquisition expanded CalAmp's wireless data communications business while furthering the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets. In connection with the acquisition of Dataradio the Company recorded a charge of $6,850,000 for in-process research and development costs of the acquired business as part of the purchase price allocation.

     Also on May 26, 2006, the Company acquired the Mobile Resource Management product line from privately held TechnoCom Corporation. This product line is used to help track fleets of cars and trucks. These location monitoring units communicate via public (i.e. cellular) wireless networks and are distributed on an OEM basis to application service providers and system integrators offering mobile resource management solutions. In addition, the business offers a backend device management system to minimize support and service costs and also sophisticated unit firmware providing a greater range of vehicle information and communication capabilities. The purchase price for this acquisition was $2.4 million in cash and an earn-out payment equal to revenues in excess of $3.1 million during the 12-month period following the acquisition. The Company made earn-out payments of $1.0 million and $1.2 million during fiscal 2008 and 2009, respectively.

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

     On April 4, 2007, the Company acquired the business and substantially all the assets of SmartLink Radio Networks, a privately-held company, for cash consideration of $7.9 million. The source of funds for the purchase price was the Company's cash on hand. SmartLink provides proprietary interoperable radio communications platforms and integration services for public safety and critical infrastructure applications. SmartLink's software defined switch provides interoperability with legacy analog wireless communications networks without the need to replace the installed base of land mobile radios


     Satellite

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. Such sales accounted for 73% and 86% of consolidated revenue in fiscal years 2007 and 2006, respectively. In fiscal 2008, as a result of a DBS product performance issue as described below, one of the Company's DBS customers substantially reduced its purchases of the Company's products. For this reason, sales of DBS products accounted for only 36% of consolidated revenues for fiscal 2008. The DBS system operators have an approximately 31% share of the total subscription television market in the U.S. In calendar 2008, the size of the U.S. DBS market grew by 2% from 30.6 million subscribers to approximately
31.3 million subscribers at December 31, 2008.

     During fiscal 2007, the Company received notification from one of its DBS customers of a field performance issue with a DBS product that the Company began shipping in 2004. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products.

     In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. As of February 28, 2009, the Company had 483,000 returned units that are expected to be repaired and reshipped to the customer in the future.

     During fiscal 2008, the Company recorded a charge of $17.9 million for this matter, which amount is included in cost of revenues in the accompanying consolidated statements of operations. The Company reached a settlement agreement with this customer in December 2007 as further described in Note 11 to the accompanying consolidated financial statements. Pursuant to the settlement agreement, the Company agreed to rework certain DBS products previously returned to the Company or to be returned over a 15-month period and agreed to provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In addition, as part of the settlement the Company issued to the customer a $5 million non-interest bearing note payable, a $1 million credit against outstanding receivables due from the customer, 1,000,000 shares of common stock and 350,000 common stock purchase warrants exercisable at $3.72 per share for three years. The note, which had an outstanding balance of $3.5 million at February 28, 2009, is repayable at a rate of $5 per unit on the first 1,000,000 DBS units purchased by the customer after the date of the settlement agreement, except that for the first 120,000 units of a particular product sold between January and May 2009 the note payment amount is $20 instead of $5 per unit. The consideration issued by the Company under the settlement agreement reduced the reserves by $8.8 million. At February 28, 2009, the Company had total reserves of $5.4 million for this matter.

     In May 2007, the Company filed a lawsuit against Rogers, a PCB laminate supplier for negligence, strict product liability, intentional misrepresentation and negligent interference with prospective economic advantage, among other causes of action. In January 2009, the Company reached an out-of-court settlement of litigation with Rogers, pursuant to which Rogers paid the Company $9 million cash. In the settlement agreement the parties acknowledged that Rogers admitted no wrongdoing or liability for any claim, and that Rogers agreed to settle this litigation to avoid the time, expense and inconvenience of continued litigation. Both parties gave mutual releases of all claims and demands existing as of the settlement date.


     DISCONTINUED OPERATIONS

     The Company's acquisition of Vytek Corporation ("Vytek") in April 2004 gave rise to goodwill of approximately $72 million. In accordance with the applicable accounting rules, the goodwill of $72 million was apportioned between CalAmp's Solutions Division and former Products Division (now split into two segments - Satellite and Wireless DataCom) because both segments were expected to benefit from the acquisition. The apportionment analysis resulted in allocating $37 million of the goodwill to the Products Division and the remaining $35 million to the Solutions Division. As a result of the fiscal 2007 annual impairment test of the Solutions Division goodwill conducted as of April 30, 2006, the Company determined that there was an impairment of goodwill, and accordingly, an impairment charge was recorded in fiscal 2007 in the amount of $29,012,000. In addition, the Company recorded an $836,000 impairment charge related to the other intangible assets arising from the Vytek acquisition. The impairment charges reflected the declining revenues associated with the Solutions Division's information technology professional consulting business, due primarily to the inability of the Solutions Division to generate new recurring revenue streams to grow the business.

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with present value of $2.3 million and preferred stock of the acquirer initially valued at $3.1 million. As of February 28, 2009, the estimated fair value of the preferred stock was $2.0 million. The Company concluded that this decline in fair value was not temporary and accordingly recorded an impairment loss of $1.1 million.

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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with three customers accounting for 31% of the Company's fiscal 2009 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 11 to the consolidated financial statements, at February 28, 2009 the Company had an inventory reserve of $1.2 million that was established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in Note 11, the Company had on-hand inventory of $3.1 million and outstanding purchase commitments of $3.4 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.

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

     As further described in Note 11 to the accompanying consolidated financial statements, at February 28, 2009 the Company had a $2.9 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. The Company believes that this warranty reserve will be adequate to cover total future product rework costs under this settlement agreement.

     Deferred Income Tax and Uncertain Tax Positions

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence, which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax asset on a quarterly basis, and a valuation allowance is provided, as necessary, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax asset to determine if a valuation allowance is needed. As a result of this realizability evaluation for fiscal 2009, the Company increased its deferred tax asset valuation allowance by $16.4 million.

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was adopted by the Company in fiscal 2008, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. At February 28, 2009, the Company had unrecognized tax benefits of $6,449,000 which, if recognized, would impact the effective tax rate on income (loss) from continuing operations.

     At February 28, 2009, the Company had a net deferred income tax asset balance of $16.6 million. The current portion of this deferred tax asset is $3.5 million and the noncurrent portion is $13.1 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $34.8 million and a valuation allowance of $18.2 million.

     Impairment Assessments of Goodwill, Purchased Intangible Assets and
      Other Long-Lived Assets

     At February 28, 2009, the Company had $6.5 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of long-lived assets and goodwill is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of non-goodwill intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company tests the impairment of goodwill annually and, in certain situations, on an interim basis if indicators of impairment arise. Goodwill of the Satellite and Wireless DataCom business segments is tested annually for impairment as of December 31. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests. Management believes that the Company has appropriate processes in place to monitor for interim triggering events.

     In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges in the statement of operations, and lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges. The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit.

      The annual impairment tests conducted as of December 31, 2008 and 2007 resulted in total impairment charges in fiscal 2009 and 2008 of $43.6 million and $71.3 million, respectively. See Note 5 to the accompanying consolidated financial statements for details.

      Investment in Preferred Stock of a Private Company

      An investment in preferred stock of a privately held company is included in non-current Other Assets in the consolidated balance sheets and is accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the issuer's operations. The originally ascribed carrying value of $3.1 million for this preferred stock, which was received as partial consideration for the sale of the TelAlert software business in August 2007, was determined using the Black-Scholes Option Pricing Model, in which the preferred stock is treated as a series of call options on the entity's enterprise value. Under the cost method of accounting, this investment is carried at cost and is only adjusted for other-than-temporary declines in fair value and distributions of earnings. Management periodically evaluates the recoverability of this preferred stock investment based on the performance and the financial position of the issuer as well as other evidence of market value. Such evaluations include, but are not limited to, reviewing the investee's cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing requirements. As of February 28, 2009, the estimated fair value of the preferred stock was $2.0 million. The Company concluded that this decline in fair value was not temporary and accordingly recorded an impairment loss of $1.1 million.

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


Results of Operations, Fiscal Years 2007 Through 2009

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of operations:
                                         Year Ended February 28,
                                      ----------------------------
                                       2009        2008       2007
                                      ------     ------     ------
Revenues                               100.0%     100.0%     100.0%
Cost of revenues                        61.3       86.9       78.5
                                       -----      -----      -----
Gross profit                            38.7       13.1       21.5
                                       -----      -----      -----
Operating expenses:
  Research and development              13.1       11.1        6.2
  Selling                                9.1        7.5        3.2
  General and administrative            12.2       10.6        4.7
  Intangible asset amortization          4.5        4.6        1.6
  Write-off of acquired in-process
   research and development              -          0.2        3.2
  Impairment loss                       45.5       50.6        -
                                       -----      -----      -----
Operating income (loss)                (45.7)     (71.5)       2.6
Other income (expense), net             (0.9)      (1.8)       0.3
                                       -----      -----      -----
Income (loss) from continuing
 operations before income taxes        (46.6)     (73.3)       2.9
Income tax benefit (provision)          (3.9)      14.9       (2.2)
                                       -----      -----      -----
Income (loss) from continuing
 operations                            (50.5)     (58.4)       0.7

Loss from discontinued operations,
 net of tax                              -         (0.4)     (15.4)
Loss on sale of discontinued
 operations, net of tax                  -         (0.9)       -
                                       -----      -----      -----
Net loss                               (50.5%)    (59.7%)    (14.7)%
                                       =====      =====      =====

     The Company's revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:


                                       REVENUE BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2009                 2008                2007
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
    Segment         $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Satellite         $ 26,327    26.8%    $ 50,490    35.8%   $155,127    73.3%
Wireless DataCom    72,043    73.2%      90,417    64.2%     56,587    26.7%
                   -------   -----      -------   -----     -------   -----
Total             $ 98,370   100.0%    $140,907   100.0%   $211,714   100.0%
                   =======   =====      =======   =====     =======   =====


                                 GROSS PROFIT (LOSS) BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2009                 2008                2007
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
    Segment         $000s    Total       $000s    Total      $000s    Total
  -----------      -------   -----      -------   -----     -------   -----
Satellite         $ 10,254    26.9%    $(14,808)  (80.1%)  $ 23,402    51.5%
Wireless DataCom    27,872    73.1%      33,303   180.1%     22,033    48.5%
                   -------   -----      -------   -----      ------   -----
Total             $ 38,126   100.0%    $ 18,495   100.0%   $ 45,435   100.0%
                   =======   =====      =======   =====      ======   =====


                               OPERATING INCOME (LOSS) BY SEGMENT

                                     Year Ended February 28,
                   --------------------------------------------------------
                         2009                 2008                2007
                   ---------------      ---------------     ---------------
                             % of                 % of                % of
                             Total                Total               Total
  Segment           $000s   Revenue      $000s   Revenue     $000s   Revenue
-----------        -------   -----      -------   -----     -------   -----
Satellite         $  3,616     3.7%   $ (63,924)  (45.4%)  $ 17,317     8.2%
Wireless DataCom   (42,206)  (42.9%)    (30,473)  (21.6%)    (5,888)   (2.8%)
Corporate expenses  (6,394)   (6.5%)     (6,421)   (4.6%)    (5,853)   (2.8%)
                   -------   -----      -------   -----      ------   -----
Total             $(44,984)  (45.7%)  $(100,818)  (71.6%)  $  5,576     2.6%
                   =======   =====      =======   =====      ======   =====

     Satellite segment's gross profit of $10.3 million and operating income of $3.6 million in fiscal 2009 includes a $9 million gain recorded as a reduction of cost of revenues from a legal settlement with a supplier in January 2009. The operating income of $3.6 million for that period also includes a goodwill impairment charge of $2.3 million.

     Wireless DataCom's operating loss of $42.2 million in fiscal 2009 includes a total impairment charge of $41.3 million.

     Corporate expenses in fiscal 2009 include an impairment charge of $1.1 million on an investment in preferred stock of a privately held company. This impairment was primarily attributable to the economic downturn, which adversely impacted the revenues and cash flows of this privately held company.

     Satellite's negative gross profit of $14.8 million and operating loss of $63.9 million in fiscal 2008 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving key DBS customer, as further described in Note 11 to the accompanying consolidated financial statements. The operating loss of $63.9 million for that period also includes a goodwill impairment charge of $44.4 million.

     Wireless DataCom's operating loss of $30.5 million in fiscal 2008 includes a goodwill impairment charge of $26.9 million. The Wireless DataCom segment operating loss of $5.9 million in fiscal 2007 includes a charge of $6.9 million to write off in-process research and development costs associated with the Dataradio acquisition.


Fiscal Year 2009 compared to Fiscal Year 2008

     Revenue

     Satellite revenue declined $24.1 million, or 48%, to $26.3 million in fiscal 2009 from $50.5 million in fiscal 2008. Sales to the Company's historically largest DBS customer declined by $0.5 million from $15.9 million
in fiscal 2008 to $15.4 million in fiscal 2009.   Also, sales to the
Company's other DBS customer declined from $33.7 million in fiscal 2008 to $10.2 million in fiscal 2009 primarily due to a reduction of orders caused by pricing and competitive pressures, and the time period involved in getting the next generation product qualified with this customer. The Company does not expect to begin shipping this next generation product until late in fiscal 2010. Although the Company expects that its Satellite revenue will increase in fiscal 2010 compared to fiscal 2009, in the foreseeable future it does not expect its Satellite revenue to fully return to pre-fiscal 2008 levels as a result of macroeconomic and competitive factors.

     Wireless DataCom revenue decreased by $18.4 million, or 20%, to $72.0 million in fiscal 2009 from $90.4 million in fiscal 2008. More than half of the decrease was due to a decline in sales of radio modules to a key Wireless DataCom customer due to the demand volatility for that customer's radio products from government agencies. The remainder of the decrease was due to lower revenues of the Wireless DataCom businesses attributable to the economic downturn, which has caused both commercial and governmental customers to defer buying decisions.

     Gross Profit (Loss) and Gross Margins

     Satellite had gross profit of $10.3 million in fiscal 2009, compared with a negative gross profit of $14.8 million in fiscal 2008. Satellite's negative gross profit of $14.8 million in fiscal 2008 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving a key DBS customer. The gross profit in fiscal 2009 was benefited by (i)a $9.0 million gain from a legal settlement with a supplier that was recorded as reduction of cost of revenues; (ii) $0.6 million associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (iii) a reduction of $1.1 million in estimated costs to correct a product performance issue.

     Wireless DataCom gross profit decreased by $5.4 million to $27.9 million in fiscal 2009 from $33.3 million in fiscal 2008, due mainly to the 20% decrease in revenues. Wireless DataCom's gross margin increased by 1.9% from 36.8% in fiscal 2008 to 38.7% in fiscal 2009. This margin improvement was due primarily to a $1.5 million patent sale in the first quarter of fiscal 2009 for which the cost of revenues was zero. Excluding the patent sale, Wireless DataCom's gross margin was 37.4% in fiscal 2009.

     See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense decreased by $2.8 million to $12.9 million in fiscal 2009 from $15.7 million in fiscal 2008. These decreases are primarily due to personnel reductions in the Public Safety Mobile ("PSM") business of the Wireless DataCom segment.

     Consolidated selling expenses decreased by $1.7 million from $10.7 million in fiscal 2008 to $9.0 million in fiscal 2009, primarily due to bad debt reserve reductions of $927,000 related to a Wireless DataCom customer.

     Consolidated general and administrative expenses ("G&A") decreased by $2.9 million from $15.0 million in fiscal 2008 to $12.1 million in fiscal 2009. The decrease is primarily the result of a reduction of approximately $1.4 million in G&A of the PSM business, which included Smartlink integration costs of approximately $721,000 in fiscal 2008 that were not present in fiscal 2009, and lower stock-based compensation expense of $756,000. The reduction in stock-based compensation expense included in G&A is primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008. Partially offsetting the effect of the lower stock-based compensation expense and the nonrecurring Smartlink integration costs in fiscal 2008 was a $303,000 charge for severance costs of the Company's former Satellite president in the second quarter of fiscal 2009.

     Amortization of intangibles decreased from $6.4 million in fiscal 2008 to $4.4 million in fiscal 2009. These decreases were primarily attributable to the contracts backlog intangible assets arising from the May 2006 acquisitions of Dataradio and the Technocom MRM product line that became fully amortized during the first quarter of fiscal 2008.

     The in-process research and development ("IPRD") write-off of $310,000 for fiscal 2008 was related to the acquisition of SmartLink in April 2007.

     Non-operating Expense, Net

     Non-operating expense was $1.0 million for fiscal 2009, compared to $2.5 million for fiscal 2008. The $1.5 million decrease was primarily due to (i) a foreign currency gain of $177,000 in fiscal 2009 compared to a $694,000 foreign currency loss in fiscal 2008; and (ii) a decrease in net interest expense of $812,000 because of lower debt in fiscal 2009 and because the banks waived previously assessed fees and interest charges of approximately $204,000 in January 2009. This effect was partially offset by a gain of $330,000 on the sale of an investment that was recorded in fiscal 2008.

     Income Tax Provision

     Income tax expense allocated to loss from continuing operations for the year ended February 28, 2009 was $3.7 million. The effective income tax rate in fiscal 2009 was less than the statutory rate of approximately 41% because
(i) no tax benefit has been provided on the U.S. pretax loss (which included portions of goodwill and intangibles impairment charges that are tax deductible); (ii) no tax benefit has been provided on the pretax loss generated by the Company's Canadian subsidiary; and (iii) the valuation allowance for deferred tax assets was increased by $16.4 million in fiscal 2009.


Fiscal Year 2008 compared to Fiscal Year 2007

     Revenue

     Satellite segment revenue declined $104.6 million, or 67%, to $50.5 million for fiscal 2008 from $155.1 million for fiscal 2007. This decline was primarily attributable to the action taken by the Company's historically largest DBS customer to put on hold all orders with the Company, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer and a review of production processes. Revenues from this customer in fiscal 2008 were $92 million lower than in fiscal 2007. The Company reached a settlement agreement with this customer in December 2007 as further described in Note 11 to the accompanying consolidated financial statements. The Company resumed shipments to this customer in May 2008.

     Wireless DataCom segment revenue increased by $33.8 million, or 60%, to $90.4 million for fiscal 2008 compared to fiscal 2007 due to: (i) an $8.8 million increase in sales of radio modules to a Wireless DataCom customer in support of that customer's contract with the U.S. Department of Defense;
(ii) the acquisition of Aercept in March 2007, which contributed revenue of $12.4 million in fiscal 2008; and the fact that the operations of Dataradio and the Technocom MRM business were included for all 52 weeks of fiscal 2008 versus only 40 weeks of fiscal 2007.

     Gross Profit and Gross Margins

     The Satellite segment had negative gross profit of $(14.8) million for fiscal 2008 compared with a gross profit of $23.4 for fiscal 2007. The decline in gross profit is primarily attributable to the $17.9 million charge for estimated expenses to correct a product performance issue with a key DBS customer and the $104.6 million decline in revenue in fiscal 2008 compared to fiscal 2007.

     Gross profit of the Wireless DataCom segment increased 51% to $33.3 million for fiscal 2008 compared to $22.0 million in fiscal 2007, which is commensurate with the 60% revenue increase of this segment. Wireless DataCom's gross margin decreased from 38.9% for fiscal 2007 to 36.8% for fiscal 2008 due to a change in product mix, primarily due to the acquisition at the beginning of fiscal 2008 of Aercept, which was operating at lower gross margins than the other businesses within the Wireless DataCom businesses.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated R&D expense increased by $2.7 million to $15.7 million for fiscal 2008 from $13.0 million in fiscal 2007, primarily from higher R&D expenses of Dataradio. Dataradio's R&D expense accounted for $3.4 million of the increase, offset by a reduction in R&D expense associated with the Company's Satellite segment and the Wireless DataCom's OEM business. Dataradio was included for all 52 weeks of the fiscal 2008 period and only 40 weeks of the fiscal 2007 period.

     Consolidated selling expenses increased by $3.9 million to $10.6 million for fiscal 2008 from $6.8 million in fiscal 2007. This increase is primarily due to higher selling expenses of Dataradio and Aercept, which accounted for
$2.4 million and $1.2 million of the increase, respectively.   As noted
above, Dataradio was included for all 52 weeks of the fiscal 2008 period versus only 40 weeks of the fiscal 2007 period, and Aercept was acquired in March 2007.

     Consolidated G&A expenses increased by $5.2 million for fiscal 2008, which increase is primarily due to the acquisitions of Dataradio in May 2006, Aercept in March 2007 and SmartLink in April 2007, which collectively accounted for increased G&A of $3.4 million for fiscal 2008 compared to the prior year.

     Amortization of intangibles increased from $3.5 million for fiscal 2007 to $6.4 million for fiscal 2008. The increase was primarily attributable to the acquisitions of Aercept and SmartLink.

     The IPR&D write-off declined from $6.9 million for fiscal 2007 to $310,000 for fiscal 2008. The fiscal 2007 IPR&D write-off was related to the acquisition of Dataradio, while the fiscal 2008 IPR&D write-off was related to the acquisition of SmartLink. The IPR&D of $6.9 million in fiscal 2007 is further described in Note 2 to the accompanying consolidated financial statements.

     Operating Loss

     The operating loss for fiscal 2008 was $100.8 million, compared to operating income of $5.6 million for fiscal 2007. The operating loss in fiscal 2008 is attributable to the impairment charge of $71.3 million, the $17.9 million charge for the DBS product performance issue noted above, and the reduction in gross profit due to the $92 million decline in revenues from a key DBS customer.

     Non-Operating Income (Expense), Net

     Non-operating expense for fiscal 2008 was $2,472,000, compared to non-operating income of $591,000 for fiscal 2007. The change was primarily due to (i) an increase in net interest expense of $1,450,000 because of lower invested cash and higher debt in fiscal 2008; (ii) $694,000 in foreign currency loss in fiscal 2008 compared to a $362,000 gain in fiscal 2007; and
(iii) a gain of $689,000 in fiscal 2007 on currency hedging activities in connection with the Dataradio acquisition, for which the purchase price was denominated in Canadian dollars.

     Income Tax Provision

     Income tax benefit allocated to loss from continuing operations for the year ended February 28, 2008 was $20,940,000. Income tax expense allocated to income from continuing operations for the year ended February 28, 2007 was $4,716,000. Income tax expense allocated to income from discontinued operations for the year ended February 28, 2008 was $2,431,000. Income tax benefit allocated to loss from discontinued operations for the year ended February 28, 2007 was $1,935,000. The effective income tax rate on income
(loss) from continuing operations was 20% and 76% in the years ended February 28, 2008 and 2007, respectively. The effective income tax rate in fiscal 2008 of 20% was impacted by nondeductible goodwill of $49.4 million while the 76% in fiscal 2007 was impacted by IPR&D expense of $6.9 million.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $6,913,000 at February 28, 2009. During fiscal year 2009, cash and cash equivalents increased by $325,000. Cash provided by operating activities was $13,760,000, of which $9,000,000 relates to the gain from the Rogers legal settlement. Operating cash flow was substantially offset by debt repayments of $11,452,000, net cash used in investing activities of $1,441,000, and the effect of exchange rate changes on cash of $542,000.

     Cash was provided by a decrease in operating working capital during fiscal 2009 in the aggregate amount of $7,499,000, comprised of a decrease of $6,288,000 in accounts receivable, a decrease of $9,442,000 in inventories and a decrease of $2,679,000 in prepaid expenses and other assets, partially offset by decreases in accounts payable, accrued liabilities and deferred revenue of $5,453,000, $5,061,000 and $396,000, respectively.

     When the turbulence in the U.S. Economy began in September 2008, the Company was still in the early stages of regaining the sales volume with its historically largest customer that had been abruptly curtailed in May 2007 due to a product performance issue. The economic downturn, which soon spread around the world, slowed the pace of regaining the lost Satellite business and also adversely impacted the Company's Wireless DataCom revenues as customers postponed capital spending. In response to the downturn in revenues, the Company has recently taken action to reduce its costs and expenses by over $6 million on an annualized basis. In addition, the Company has raised cash by selling patents that are not essential to its current business operations and may sell additional patents in the future. The Company received $9 million cash in a legal settlement with Rogers Corporation in January 2009, of which $6.2 million was applied to reduce the bank term loan balance. The Company also reduced its level of capital expenditures in fiscal 2009, which was about $500,000 lower than the prior year. Through these and other actions, the Company believes that it will have adequate resources to continue operating its business in the normal course for at least the next 12 months.

     The Company believes that inflation and foreign currency exchange rates did not have a material effect on its operations in fiscal 2009.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. At the Company's option, borrowings under the Credit Agreement bear interest at BMO's prime rate ("Prime Based Loans") plus a margin ranging from 2.50% to 2.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 3.25% to 3.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At February 28, 2009, the effective interest rate on the bank term loan was 4.23% comprised of a one-month LIBOR rate of 0.48% plus the LIBOR Margin of 3.75%.

      The Credit Agreement also provides for a working capital line of credit of $3,375,000. At February 28, 2009, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at BMO's prime rate plus 4% or LIBOR plus 5%. There were no outstanding borrowings on the revolver at February 28, 2009.

      A principal payment of $1,250,000 was made on March 31, 2009, and principal payments of $1,600,000 are due on both June 30, 2009 and September 30, 2009. The Company is also required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income.

      The Credit Agreement has a maturity date of December 31, 2009, at which time all outstanding borrowings are due and payable. In the event all outstanding obligations under the Credit Agreement are not paid in full by June 30, 2009, an additional fee of $150,000 will be due and payable to the Banks on December 31, 2009. The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

     On February 13, 2009, the Company entered into the Seventh Amendment and Consent to the Credit Agreement (the "Seventh Amendment"), pursuant to which the Banks agreed to make certain changes to the financial covenants. The Banks also consented to the EchoStar Note Amendment as described below, and the Company agreed to make additional principal payments on the bank term loan of $7.50 per unit for the first 120,000 units sold to EchoStar beginning in January 2009 of the product that has the higher subordinated note payment under the EchoStar Note Amendment.

     On May 1, 2009, the Company entered into the Eighth Amendment and Consent to the Credit Agreement (the "Eighth Amendment"), pursuant to which the Banks waived certain financial covenant violations and agreed to change the minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom revenues required by the financial covenants for the remaining term of the Credit Agreement.

     As noted above, the Company's Credit Agreement with the Banks has a maturity date of December 31, 2009. Prior to maturity the Company believes that it will be able to refinance the outstanding borrowings under the Credit Agreement with an asset-based loan, possibly supplemented by proceeds from another funding source. The Company believes that it will be able to obtain an asset based loan to pay off the term loan prior to its maturity date because after giving effect to the next two quarterly term loan principal payments, the balance on that loan is projected to be less than the Company's estimated borrowing capacity against receivables and inventories. Although the Company believes that its expectations are reasonable, in light of the Company's recent history of operating losses, economic conditions generally, and the turbulent state of the credit markets at the present time, no assurance can be given that the Company will be able to refinance the outstanding borrowings under the Credit Agreement from other funding sources.

     On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.
On February 13, 2009, the Company entered into an amendment of the subordinated promissory note payable to EchoStar Technologies LLC (the "EchoStar Note Amendment"). Pursuant to the EchoStar Note Amendment, the Company agreed to increase the principal payments on the subordinated note from $5.00 to $20.00 per unit for sales to this customer of up to 120,000 units of a certain product during the period from January through May 2009. After the earlier of the purchase of 120,000 units of this certain product or May 31, 2009, the per unit note principal payment applicable to sales of this product will revert to $5.00. The per unit note principal payment for all other products will remain at $5.00. From January 2009 through May 7, 2009, the Company shipped 95,800 units of this product.

     At February 28, 2009, the Company had a $2.9 million reserve for accrued warranty costs and a $1.2 million reserve to rework products in inventory in connection with the aforementioned DBS product performance issue. Also at that date the Company had a $1.3 million reserve for vendor commitment liabilities related to this product performance issue. The Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.


Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2009 (in thousands):

                         Payments Due by Period
                     -------------------------------
Contractual        Less than  1-3     3-5   More than
  Obligations       1 year   years   years   5 years    Total
---------------    -------- -------   ------   -------  -------
Bank debt          $17,550  $   -    $   -    $   -     $17,550
Subordinated
 note payable        3,528      -        -        -       3,528
Operating leases     2,142    2,559      42       -       4,743
Purchase
 obligations         9,333      -        -        -       9,333
                   -------  -------   ------   -------  -------
Total contractual
 cash obligations  $32,553  $ 2,559  $   42    $  -     $35,154
                   =======  =======  =======   =======  =======

     Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

New Authoritative Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently determining the effects, if any, that this pronouncement will have on its financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. In the Company's case, this statement applies prospectively to business combinations after February 28, 2009.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. The cumulative foreign currency translation loss included in the other comprehensive income (loss) in stockholders' equity amounted to $319,000 as of February 28, 2009.

Debt Risk

      The Company has variable-rate bank debt. A fluctuation of one percent in interest rate would have an annual impact of approximately $105,000 net of tax on the Company's consolidated statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CalAmp Corp. and subsidiaries as of February 28, 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CalAmp Corp. and subsidiaries' internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 11, 2009 expressed an unqualified opinion on the effectiveness of CalAmp Corp. and subsidiaries' internal control over financial reporting.

SINGERLEWAK LLP

/s/ SINGERLEWAK LLP

Los Angeles, California
May 11, 2009

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

We have audited CalAmp Corp. and subsidiaries' (collectively, the "Company") internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CalAmp Corp. and subsidiaries as of February 28, 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended and our report dated May 11, 2009 expressed an unqualified opinion.



SINGERLEWAK LLP

/s/ SINGERLEWAK LLP

Los Angeles, California
May 11, 2009

         Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
CalAmp Corp.:

     We have audited the accompanying consolidated balance sheet of CalAmp Corp. and subsidiaries as of February 28, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period ended February 28, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2008, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 7 to the consolidated financial statements, effective March 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109".


/s/  KPMG LLP

Los Angeles, California
May 14, 2008

                                CALAMP CORP.
                       CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE)
                                                           February 28,
                                                      ---------------------
                                                        2009         2008
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents                          $  6,913     $  6,588
   Accounts receivable, less allowance for
    doubtful accounts of $552 and $1,271 at
    February 28, 2009 and 2008, respectively            13,682       20,043
   Inventories                                          15,139       25,097
   Deferred income tax assets                            3,479        5,306
   Prepaid expenses and other current assets             4,962        9,733
                                                      --------     --------
          Total current assets                          44,175       66,767
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               2,139        5,070
Deferred income tax assets, less current portion        13,111       14,802
Goodwill                                                   -         28,520
Other intangible assets, net                             6,473       24,424
Other assets                                             3,749        3,458
                                                      --------     --------
                                                      $ 69,647     $143,041
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 21,078     $  5,343
   Accounts payable                                      5,422       10,875
   Accrued payroll and employee benefits                 3,380        4,218
   Accrued warranty costs                                3,286        3,818
   Other current liabilities                             8,683       11,800
   Deferred revenue                                      3,609        4,005
                                                      --------     --------
          Total current liabilities                     45,458       40,059
                                                      --------     --------
Long-term debt, less current portion                       -         27,187
Other non-current liabilities                              990        2,375

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 25,217 and 25,041 shares issued
    and outstanding at February 28, 2009 and
    2008, respectively                                     252          250
   Additional paid-in capital                          144,881      144,318
   Accumulated deficit                                (120,814)     (71,149)
   Accumulated other comprehensive income (loss)        (1,120)           1
                                                      --------     --------
          Total stockholders' equity                    23,199       73,420
                                                      --------     --------
                                                      $ 69,647     $143,041
                                                      ========     ========
            See accompanying notes to consolidated financial statements.

                                CALAMP CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year ended February 28,
                                             -----------------------------
                                               2009       2008       2007
                                             --------   --------   -------
Revenues                                    $ 98,370    $140,907   $211,714

Cost of revenues                              60,244     122,412    166,279
                                            --------    --------   --------
Gross profit                                  38,126      18,495     45,435
                                            --------    --------   --------
Operating expenses:
  Research and development                    12,899      15,710     12,989
  Selling                                      8,959      10,633      6,765
  General and administrative                  12,087      14,966      9,792
  Intangible asset amortization                4,429       6,418      3,463
  Write-off of acquired in-process
   research and development                      -           310      6,850
  Impairment loss                             44,736      71,276       -
                                            --------    --------   --------
Total operating expenses                      83,110     119,313     39,859
                                            --------    --------   --------
Operating income (loss)                      (44,984)   (100,818)     5,576

Non-operating income (expense):
  Interest expense, net                       (1,091)     (1,903)      (453)
  Other income (expense), net                    180        (569)     1,044
                                            --------    --------   --------
Total non-operating income (expense)            (911)     (2,472)       591
                                            --------    --------   --------
Income (loss) from continuing
  operations before income taxes             (45,895)   (103,290)     6,167

Income tax benefit (provision)                (3,770)     20,940     (4,716)
                                            --------    --------   --------
Income (loss) from continuing operations     (49,665)    (82,350)     1,451

Loss from discontinued operations,
  net of tax                                     -          (597)   (32,639)
Loss on sale of discontinued
  operations, net of tax                         -        (1,202)       -
                                            --------    --------   --------
Net loss                                    $(49,665)   $(84,149)  $(31,188)
                                            ========    ========   ========
Basic earnings (loss) per share from:
  Continuing operations                     $  (2.01)   $  (3.45)  $   0.06
  Discontinued operations                        -         (0.08)     (1.40)
                                            --------    --------   --------
Total basic loss per share                  $  (2.01)   $  (3.53)  $  (1.34)
                                            ========    ========   ========

Diluted earnings (loss) per share from:
  Continuing operations                     $  (2.01)   $  (3.45)  $   0.06
  Discontinued operations                        -         (0.08)     (1.40)
                                            --------    --------   --------
Total diluted loss per share                $  (2.01)   $  (3.53)  $  (1.34)
                                            ========    ========   ========
Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                     24,765      23,881     23,353
    Diluted                                   24,765      23,881     23,353


            See accompanying notes to consolidated financial statements.

                                CALAMP CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME (LOSS)
                               (IN THOUSANDS)

<table>                                                               Accum-
                                                            Retained  ulated
                                                   Common   Earnings  Other    Total
                      Common Stock     Additional  Stock    (Accum-   Compre-  Stock-
                     --------------     Paid-in    Held in  ulated    hensive  holders'
                     Shares    Amount   Capital    Escrow   Deficit)   Loss    Equity
                     ------    ------    ------   --------  --------  ------   ------
Balances at
 February 28, 2006    23,204    $232    $135,022  $(2,532) $ 44,188  $ (801)  $176,109
Net loss                  -        -          -        -    (31,188)     -     (31,188)
Change in unrealized
 gain on available-for-
 sale investments         -        -          -        -       -         45         45
Foreign currency trans-
 lation adjustments       -        -          -        -       -       (404)      (404)
                                                                                ------
Comprehensive loss                                                             (31,547)
Sales of common stock
 held in escrow           -        -          -     2,532      -         -       2,532
Issuance of restricted
 Stock                    20       -          -        -       -         -          -
Stock-based compen-
 sation expense           -        -       2,213       -       -         -       2,213
Exercise of stock
 options and warrants    373        4      1,393       -       -         -       1,397
Tax benefits from exer-
 cise of non-qualified
 stock options            -        -         568       -       -         -         568
Other                     (2)      -         (21)      -       -         -         (21)
                      ------     ----    -------  -------- --------   ------  --------
Balances at
 February 28, 2007    23,595      236    139,175       -     13,000  (1,160)   151,251
Net loss                  -        -          -        -    (84,149)     -     (84,149)
Change in unrealized
 gain on available-for-
 sale investments         -        -          -        -       -        (45)       (45)
Foreign currency trans-
 lation adjustments       -        -          -        -       -      1,206      1,206
                                                                                ------
Comprehensive loss                                                             (82,988)
Issuance of restricted
 stock, net of
 forfeitures             380        4        (4)       -       -         -          -
Stock-based compen-
 sation expense           -        -       2,238       -       -         -       2,238
Exercise of stock
 options and warrants     66       -         212       -       -         -         212
Issuance of stock and
  warrants             1,000       10      2,802       -       -         -       2,812
Other                     -        -        (105)      -       -         -        (105)
                      ------     ----    -------  -------- --------   ------  --------
Balances at
 February 28, 2008    25,041      250    144,318  $    -    (71,149)       1    73,420
Net loss                  -        -          -        -    (49,665)     -     (49,665)
Foreign currency trans-
 lation adjustments       -        -          -        -       -      (1,121)   (1,121)
                                                                                ------
Comprehensive loss                                                             (50,786)
Issuance of restricted
  and bonus stock, net
  of forfeitures         166        2       (127)      -       -         -        (125)
Stock-based compen-
 sation expense           -        -       1,268       -       -         -       1,268
Exercise of stock
 options and warrants     10       -         (15)      -       -         -         (15)
Other                     -        -        (563)      -       -         -        (563)
                      ------     ----    -------  -------- --------   ------  --------
Balances at
 February 28, 2009    25,217     $252   $144,881  $    -  $(120,814) $(1,120) $ 23,199
                      ======     ====   ========  ======== ========   ======  ========

      See accompanying notes to consolidated financial statements.

                                CALAMP CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                                  Year ended February 28,
                                               ------------------------------
                                                2009       2008        2007
                                               --------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(49,665)  $(84,149) $(31,188)
Adjustments to reconcile net loss
 to net cash provided (used) by operating activities:
  Depreciation and amortization                   6,549      9,681     6,920
  Stock-based compensation expense                1,268      2,238     2,213
  Write-off of in-process research and development  -          310     6,850
  Impairment loss                                44,736     71,276    29,848
  Excess tax benefit from stock-based compensation  -          -        (496)
  Deferred tax assets, net                        3,373    (20,784)    1,485
  Loss on sale of discontinued operations,
   net of tax                                       -        1,202       -
  Gain of sale of investment                        -         (331)      -
  Other                                             -           (6)       85
  Changes in operating assets and liabilities:
    Accounts receivable                           6,288     18,700    (3,755)
    Inventories                                   9,442      1,116    (2,059)
    Prepaid expenses and other assets             2,679      2,629    (2,689)
    Accounts payable                             (5,453)   (16,807)   12,962
    Accrued liabilities                          (5,061)    13,795    (3,995)
    Deferred revenue                               (396)      (346)      542
                                               --------   --------  --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES 13,760     (1,476)   16,723
                                               --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (831)    (1,359)   (2,828)
  Proceeds from sale of property and equipment      -            7        16
  Proceeds from sale of investment                  -        1,045       -
  Proceeds from sale of discontinued operations     465      4,420       -
  Acquisition of Aercept                            -      (19,318)      -
  Acquisition of Smartlink                          296     (7,845)      -
  Acquisition of Dataradio net of cash acquired     -          -     (48,053)
  Acquisition of TechnoCom product line          (1,183)      (985)   (2,486)
  Proceeds from Vytek escrow fund distribution      -          -         480
  Other                                            (188)       -        (240)
                                               --------   --------  --------
NET CASH USED IN INVESTING ACTIVITIES            (1,441)   (24,035)  (53,111)
                                               --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                      -          -      38,000
  Debt repayments                               (11,452)    (6,728)  (11,421)
  Proceeds from exercise of stock options           -          213     1,397
  Excess tax benefit from stock-based compensation  -          -         496
                                               --------   --------  --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES(11,452)    (6,515)   28,472
                                               --------   --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH            (542)     1,077      (330)
                                               --------   --------  --------
Net change in cash and cash equivalents             325    (30,949)   (8,246)
Cash and cash equivalents at beginning of year    6,588     37,537    45,783
                                               --------   --------  --------
Cash and cash equivalents at end of year       $  6,913   $  6,588  $ 37,537
                                               ========   ========  ========
        See accompanying notes to consolidated financial statements.

                                CALAMP CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom business services the public safety, utility, industrial monitoring and controls, and mobile resource management ("MRM") markets. CalAmp's Satellite business supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite ("DBS") market.

     The Company has two reporting segments: the Satellite and the Wireless DataCom. The Satellite segment consists of the Company's DBS business, and the Wireless DataCom segment consists of CalAmp's legacy wireless businesses other than DBS and the businesses acquired as described in Note 2 - Acquisitions and Discontinued Operations below. The Solutions Division, the remaining operations of which were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not necessarily limited to: allowance for doubtful accounts; inventory valuation; product warranties; deferred income tax asset valuation allowances; valuation of goodwill, purchased intangible assets and other long-lived assets; stock-based compensation; and revenue recognition.

Fiscal Year

      The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2009, 2008 and 2007 fell on February 28, 2009, March 1, 2008, and March 3, 2007, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2009 and 2008 each consisted of 52 weeks, while fiscal year 2007 consisted of 53 weeks.

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

      Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers that accounted for 10% or more of consolidated annual revenues in any one of the last three years, as a percent of consolidated revenues, are as follows:

                               Year ended February 28,
                           ------------------------------
             Customer       2009        2008        2007
             --------      ------      ------      ------
                A           15.7%       10.9%       50.6%
                B           10.3%       23.9%       18.9%
                C            4.8%       14.2%        5.3%


      Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

                                     February 28,
                                --------------------
             Customer            2009          2008
             --------           ------        ------
                A                26.3%         5.1%
                B                 0.0%        26.6%
                C                 2.4%         9.0%

      Some of our components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions an independent foreign procurement agent, accounted for 23% and 22% of Company's total inventory purchases in fiscal 2009 and 2008, respectively. As of February 28, 2009, this supplier accounted for 14% of the Company's total accounts payable.


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

Property, equipment and improvements

      Property, equipment and improvements are stated at the lower of cost or fair value determined through periodic impairment analyses. The Company follows the policy of capitalizing expenditures that increase asset lives, and expensing ordinary maintenance and repairs as incurred. When assets are sold or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in general and administrative expense.

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

      The Company's estimated rent commitment loss on the vacated offices of the discontinued Solutions Division is included in the deferred rent liability. The current and non-current portions of the deferred rent liability are included in other current liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheets.

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

     The cost of definite-lived identified intangible assets is amortized over the assets' estimated useful lives ranging from one to seven years on a straight-line basis as no other discernable pattern of usage is more readily determinable.

Accounting for Long-Lived Assets Other Than Goodwill

      The Company reviews property and equipment and other long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to the undiscounted future net cash flows an asset is expected to generate. If a long-lived asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the discounted future cash flows that are projected to be generated by the asset or asset group.

Disclosures About Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

      Cash and cash equivalents, accounts receivable and accounts payable - The carrying amount is a reasonable estimate of fair value given the short maturity of these instruments.

      Long-term debt - The estimated fair value of the Company's variable-rate debt approximates the carrying value of such debt since the variable interest rates are market-based.

Warranty

      The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. See Note 10 for a table of annual increases in and reductions of the warranty liability for the last three years.

Deferred Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was adopted by the Company in fiscal 2008, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. At February 28, 2009, the Company had unrecognized tax benefits of $6,449,000 which, if recognized, would impact the effective tax rate on income from continuing operations.


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

      The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. Its financial statements are translated into U.S. dollars using current or historical rates, as appropriate, with translation gains or losses included in the "Accumulated other comprehensive loss" account in the stockholders' equity section of the consolidated balance sheet. The cumulative foreign currency translation loss as of February 28, 2009 amounted to $319,000.

      The aggregate foreign transaction exchange gains (losses) included in determining income (loss) from continuing operations before income taxes were $177,000, $(694,000) and $362,000 in fiscal 2009, 2008 and 2007, respectively.

Earnings Per Share

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

Accounting for Stock Options

     Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted SFAS No. 123R at the beginning of fiscal 2007. Accordingly, the Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term "forfeitures" is distinct from "cancellations" or "expirations", and refers only to the unvested portion of the surrendered equity awards.

     In the financial statements of periods prior to fiscal 2007, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As a result of adopting SFAS No. 123R, $496,000 of such excess tax benefits were classified as a financing cash inflow in the accompanying consolidated statement of cash flows for fiscal 2007.

Other Current Liabilities

     Other current liabilities consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2009            2008
                                      -------          ------
Income taxes payable                  $ 5,218         $ 3,803
Billings in excess of
  costs and earnings on
  uncompleted contracts                    54           1,036
Other                                   3,411           6,961
                                      -------         -------
                                      $ 8,683         $11,800
                                      =======         =======

Recent Authoritative Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently determining the effects, if any, this pronouncement will have on its financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. In the Company's case, this statement applies prospectively to business combinations after February 28, 2009.


NOTE 2 - ACQUISITIONS AND DISCONTINUED OPERATIONS

      The Company acquired several businesses and product lines in the past three years that are now part of the Wireless DataCom segment. The more significant acquisitions are as follows:

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
                                                                   =======

    The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

* Aercept was a market leader for this product and the associated services.
* Aercept offered an end-to-end solution comprised of hardware, hosted application software and wireless data services. This brought core competencies to CalAmp that can be leveraged across other businesses.

    The goodwill arising from the Aercept acquisition is deductible for income tax purposes.

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
                                                                   =======

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the following reasons:

* SmartLink had a competitively positioned unique product for the large public safety mobile voice communications market.
* SmartLink's public safety mobile voice products and systems were complementary to Dataradio's public safety mobile data communications business.
* SmartLink's products historically had relatively high gross margins.

     The $310,000 allocated to IPR&D in the preliminary purchase price allocation above was charged to expense immediately following the acquisition.

     The goodwill arising from the SmartLink acquisition is deductible for income tax purposes.

Dataradio Acquisition
---------------------

      On May 26, 2006, the Company completed the acquisition of Dataradio Inc. ("Dataradio"), a privately held Canadian company. Under the terms of the acquisition agreement dated May 9, 2006, the Company acquired all capital stock of Dataradio for a cash payment of Canadian $60.1 million, or U.S. $54,291,000 at the effective Canadian Dollar (CAD $) to U.S. Dollar exchange rate on May 26, 2006. This acquisition expanded the Company's wireless data communications business for public safety and Machine-to-Machine (M2M) applications. It also furthered the Company's strategic goals of diversifying its customer base and expanding its product offerings into higher-margin growth markets.

      At the time of the acquisition Dataradio was focused in three primary business lines: wireless data systems for public safety and first response applications; wireless data modems for fixed location critical infrastructure and industrial applications; and design and manufacture of radio frequency modules. Dataradio now operates as the Public Safety and Industrial Monitoring and Controls businesses of the Company's Wireless DataCom segment.

      The purchase price allocation for the Dataradio acquisition is as follows (in thousands):


      Purchase price paid in cash                                     $54,291
      Direct costs of acquisition                                         474
                                                                       ------
      Total cost of acquisition                                        54,765

      Fair value of net assets acquired:
        Current assets (including cash of $6,711)             $20,306
        Property and equipment                                    927
        Intangible assets:
          Developed/core technology                 $6,980
          Customer relationships                     3,750
          Contracts backlog                          1,480
          Tradename                                  3,880
          In-process research and
            development ("IPR&D")                    6,850
                                                     -----
        Total intangible assets                                22,940
        Current liabilities                                    (8,749)
        Deferred tax liabilities, net                          (5,980)
        Long-term liabilities                                    (317)
                                                               ------
      Total fair value of net assets acquired                          29,127
                                                                       ------
      Goodwill at acquisition date                                    $25,638
                                                                       ======

      The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

* Dataradio was an established provider of radio frequency ("RF") modems and systems for public safety and private network data applications.

* Dataradio had a history of profitable operations.

* The products of Dataradio had high gross margins.

* Dataradio had a diversified customer base.

* CalAmp gained access to Dataradio's engineering resources.

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


TechnoCom Product Line Acquisition
----------------------------------

      On May 26, 2006, the Company acquired the business and certain assets of the MRM product line from TechnoCom Corporation ("TechnoCom"), a privately held company, pursuant to an Asset Purchase Agreement dated May 25, 2006 (the "Agreement"). This Technocom product line is used to help track fleets of cars and trucks. The acquisition of the Technocom product line was motivated primarily by the strategic goals of increasing the Company's presence in markets that offer higher growth and profit margin potential and diversifying the Company's business and customer base.

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
                                                      ======

      The Company also agreed to make an additional cash payment equal to the amount of net revenues attributable to the Technocom product line during the 12-month period following the acquisition that exceeds $3,100,000 (the "Earn-out Payment"). The Earn-out Payment amounted to $2.2 million, which increased the goodwill associated with the TechnoCom product line acquisition.


Discontinued Operations
-----------------------

     The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with present value of $2.3 million and preferred stock of the acquirer initially valued at $3.1 million. As of February 28, 2009, the principal balance of the note amounting to $1,635,000 is payable in 3 equal monthly installment of principal and interest of $75,000 and a final principal and interest payment of $1,550,000 on January 15, 2010.

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

     The TelAlert software business was the last remaining business of the Solutions Division. Accordingly, operating results for the Solutions Division have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                    Year ended February 28,
                                    -----------------------
                                       2008         2007
                                     -------       ------
Revenues                             $ 1,691     $  9,135
Operating loss                       $  (996)    $(32,928)
Loss from discontinued
 operations, net of tax              $  (597)    $(32,639)
Loss on sale of discontinued
 operations, net of tax              $(1,202)    $    -


     The Solutions Division operating loss in fiscal 2007 includes the goodwill impairment charge of $29,012,000 and intangible assets impairment charge of $836,000.


NOTE 3 - INVENTORIES

      Inventories consist of the following (in thousands):

                                            February 28,
                                      -----------------------
                                        2009            2008
                                      -------          ------
Raw materials                         $12,036         $21,908
Work in process                           164             325
Finished goods                          2,939           2,864
                                      -------         -------
                                      $15,139         $25,097
                                      =======         =======


NOTE 4 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following (in thousands):
                                            February 28,
                                      -----------------------
                                        2009            2008
                                      -------          ------
Leasehold improvements                $ 1,369         $ 1,453
Plant equipment and tooling            12,091          18,218
Office equipment, computers
 and furniture                          1,775           5,568
                                      -------         -------
                                       15,235          25,239
Less accumulated depreciation
 and amortization                     (13,096)        (20,169)
                                      -------         -------
                                      $ 2,139         $ 5,070
                                      =======         =======
     In connection with the annual goodwill impairment test conducted as of December 31, 2008, the Company evaluated the carrying amount of its long-lived assets pursuant to the provisions of FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As result of this evaluation, the fair value of net fixed assets assigned to the Wireless DataCom business was determined to be less than the associated carrying amount by $1,550,000. Net fixed assets were written down by reducing the cost basis and accumulated depreciation by $8,925,000 and $8,925,000, respectively, and an impairment loss of $1,550,000 was recognized.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill of each reporting unit are as follows (in thousands):

                                  Wireless
                                 Satellite   DataCom     Solutions    Total
                                 --------   ---------    ---------   --------
Balance as of February 28, 2006 $ 45,467     $ 12,318    $ 33,601   $ 91,386
Distribution of escrow shares as
 additional purchase price for
 the 2004 Vytek acquisition        1,052         -          1,000      2,052
Goodwill associated with Data-
 radio acquisition                            25,638          -       25,638
Impairment writedown                 -           -        (29,012)   (29,012)
Other changes                        100                     (163)       (63)
                                --------   ---------     --------   --------
Balance as of February 28, 2007   46,619      37,956        5,426     90,001
Goodwill associated with
  Aercept acquisition                -        11,165          -       11,165
Goodwill associated with
  SmartLink acquisition              -         3,020          -        3,020
Goodwill associated with TechnoCom
 acquisition for earn-out payment    -         2,205          -        2,205
Adjustment of goodwill associated
  with Dataradio acquisition         -        (1,069)         -       (1,069)
Removal of goodwill associated with
  discontinued operations            -           -         (5,426)    (5,426)
Impairment writedown             (44,364)    (26,912)         -      (71,276)
Other changes                        -          (100)         -         (100)
                                 --------   ---------     --------   --------
Balance as of February 28, 2008    2,255      26,265          -       28,520
Impairment writedown              (2,255)    (26,272)         -      (28,527)
Other changes                        -             7          -            7
                                 --------   ---------     --------   --------
Balance as of February 28, 2009  $   -      $    -        $   -      $   -
                                 ========   =========     ========   ========

      The Solutions Division goodwill impairment test conducted as of April 30, 2006 resulted in an impairment of goodwill and other intangible assets in the aggregate amount of $29,848,000. Such amount is included in the loss on discontinued operations, net of tax in the consolidated statement of operations for fiscal 2007. For the Solutions Division goodwill impairment test conducted as of April 30, 2007, the Company used a market approach to calculate the fair value of this business, which resulted in the determination that there was no impairment of the Solutions Division goodwill as of that date. The Company discontinued the operations of the Solutions Division during the second quarter of fiscal 2008, as further described in
Note 2, with the remaining goodwill of $5,426,000 included in the determination of the gain or loss on sale of the TelAlert business.

      Impairment tests of goodwill associated with the Satellite segment and Wireless DataCom segment are conducted annually as of December 31 and, in certain situations, on an interim basis if indicators of impairment arise. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment at an interim date between annual testing dates. In fiscal 2008, an interim goodwill impairment test was conducted as of November 30, 2007, which resulted in an impairment of goodwill of $71,276,000.

      The fiscal 2009 annual goodwill impairment test conducted as of December 31, 2008 resulted in impairments of goodwill, other intangible assets and fixed assets in the amounts of $28,527,000, $13,522,000 and $1,550,000, respectively. The Company's market capitalization declined substantially in fiscal 2009 and as of December 31, 2008, it was significantly lower than the carrying value of the Company's consolidated net assets, which resulted in this aggregate impairment charge of $43.6 million. The Company believes that the decline in its market capitalization was attributable to the uncertainties surrounding the interruption of its commercial relationship with a key DBS customer, the Company's recent history of operating losses, and the worldwide economic downturn.

     The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit. The Satellite segment DCF reflected the reduced revenue from the key DBS customer, the Company's best estimate of forecasted revenues, profitability and cash flows over the next several years, and a market-based discount rate reflecting the perceived risk premium in the market.

      Intangible assets are comprised as follows (in thousands):

                                 February 28, 2009                  February 28, 2008
                         -----------------------------------    -------------------------
               Amorti-    Gross                Accum.            Gross    Accum.
               zation    Carrying              Amorti-          Carrying  Amorti-
               Period     Amount   Impairment  zation    Net     Amount   zation    Net
                -----     ------   ----------  ------  ------   --------   -----   ------
Developed/core
 technology     5-7 yrs. $18,583   $ 7,974     $7,663  $ 2,946  $18,583   $4,767  $13,816
Customer lists  5-7 yrs.   8,313     3,444      3,600    1,269    8,313    2,334    5,979
Contracts
 backlog        1 yr.      1,270       -        1,270      -      3,060    2,968       92
Covenants not
 to compete     4-5 yrs.   1,001       354        519      128    1,001      344      657
Tradename      Indefinite  3,880     1,750        -      2,130    3,880      -      3,880
                          ------    ------     ------   ------   ------   ------   ------
                         $33,047   $13,522    $13,052  $ 6,473  $34,837  $10,413  $24,424
                          ======    ======     ======   ======   ======   ======   ======

      Amortization expense of intangible assets was $4,429,000, $6,418,000, and $3,463,000 for the years ended February 28, 2009, 2008 and 2007, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment.

     Estimated amortization expense in future fiscal years is as follows:
          Fiscal 2010              $1,360,000
                 2011              $1,125,000
                 2012              $  982,000
                 2013              $  724,000
                 2014              $  152,000


NOTE 6 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2009            2008
                                                    ------          ------
Bank term loan                                      $17,550        $27,530
Subordinated note payable to DBS customer             3,528          5,000
                                                    -------        -------
Total debt                                           21,078         32,530
Less portion due within one year                    (21,078)        (5,343)
                                                    -------        -------
Long-term debt                                      $   -          $27,187
                                                    =======        =======

      In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. At the Company's option, borrowings under the Credit Agreement bear interest at BMO's prime rate ("Prime Based Loans") plus a margin ranging from 2.50% to 2.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 3.25% to 3.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges (the "Leverage Ratio"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At February 28, 2009, the effective interest rate on the bank term loan was 4.23%, comprised of a one-month LIBOR rate of 0.48% plus the LIBOR Margin of 3.75%.

      The Credit Agreement also provides for a working capital line of credit of $3,375,000. At February 28, 2009, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at BMO's prime rate plus 4% or LIBOR plus 5%. There were no outstanding borrowings on the revolver at February 28, 2009.

      A principal payment of $1,250,000 was paid on March 31, 2009, and principal payments of $1,600,000 are due on both June 30, 2009 and September 30, 2009. The Company is also required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income.

      The Credit Agreement has a maturity date of December 31, 2009, at which time all outstanding borrowings are due and payable. In the event all outstanding obligations under the Credit Agreement are not paid in full by June 30, 2009, an additional fee of $150,000 will be due and payable to the Banks on December 31, 2009. On February 13, 2009, the Company entered into the Seventh Amendment and Consent to the Credit Agreement (the "Seventh Amendment"), pursuant to which the Banks agreed to make certain changes to the financial covenants. The Banks also consented to the EchoStar Note Amendment as described below, and the Company agreed to make additional principal payments on the bank term loan of $7.50 per unit for the first 120,000 units sold to EchoStar beginning in January 2009 of the product that has the higher subordinated note payment under the EchoStar Note Amendment.

      On May 1, 2009, the Company entered into the Eighth Amendment and Consent to the Credit Agreement (the "Eighth Amendment"), pursuant to which, the Banks waived certain financial covenant violations and agreed to change the minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom revenues required by the financial covenants for the remaining term of the Credit Agreement.

      The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

      On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.
On February 13, 2009, the Company entered into an amendment of the subordinated promissory note payable to EchoStar Technologies LLC (the "EchoStar Note Amendment"). Pursuant to the EchoStar Note Amendment, the Company agreed to increase the principal payments on the subordinated note from $5.00 to $20.00 per unit for sales to this customer of up to 120,000 units of a certain product during the period from January through May 2009. After the earlier of the purchase of 120,000 units of this certain product or May 31, 2009, the per unit note principal payment applicable to sales of this product will revert to $5.00. The per unit note principal payment for all other products will remain at $5.00. From January 2009 through May 7, 2009, the Company shipped 95,800 units of this product.

Other Non-Current Liabilities

      Other non-current liabilities consist of the following (in thousands):

                                                          February 28,
                                                    ----------------------
                                                     2009            2008
                                                    ------          ------
Accrued warranty costs                              $   -          $ 1,051
Deferred rent                                           650            981
Deferred revenue                                        340            343
                                                    -------        -------
                                                    $   990        $ 2,375
                                                    =======        =======

Contractual Cash Obligations

      Following is a summary of the Company's contractual cash obligations as of February 28, 2009 (in thousands):




                    Future Cash Payments Due by Fiscal Year
                    ---------------------------------------
  Contractual                                                 There-
  Obligations        2010   2011    2012     2013     2014    after    Total
---------------     ------ ------  ------   ------   ------   ------  ------

Bank debt         $17,550   $  -     $  -   $   -    $   -    $  -   $17,550
Subordinated
 note payable       3,528      -        -       -        -       -     3,528
Operating leases    2,142    1,791     768      36        6      -     4,743
Purchase
 obligations        9,333      -       -        -        -       -     9,333
                   ------    -----   -----   ------  ------    -----  ------
Total contractual
 cash obligations $32,553   $1,791  $  768  $   36   $    6   $  -   $35,154
                   ======    =====   =====   =====   ======   =====   ======

      Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

      Rent expense under operating leases was $2,309,000, $3,202,000, and $2,545,000 for fiscal years 2009, 2008 and 2007, respectively.


NOTE 7 - INCOME TAXES

      The Company's income (loss) from continuing operations before income taxes consists of the following (in thousands):

                                           Year ended February 28,
                                     ---------------------------------
                                       2009         2008         2007
                                     -------       ------       ------
        Domestic                    $(43,940)   $(100,427)     $ 6,645
        Foreign                       (1,955)      (2,863)        (478)
                                    --------      -------      -------
                                    $(45,895)   $(103,290)     $ 6,167
                                    ========      =======      =======

      The income tax provision (benefit) attributable to income (loss) from continuing operations consists of the following (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2009         2008         2007
                                      ------       ------       ------
Current:
  Federal                            $   -       $     -       $   618
  State                                  -             -           194
  Foreign                                279           15           29
                                      ------      -------       ------
  Total current                          279           15          841
                                      ------      -------       ------
Deferred:
  Federal                              2,801      (15,972)       3,712
  State                                  690       (4,983)      (1,182)
                                      ------      -------       ------
  Total deferred                       3,491      (20,955)       2,530
                                      ------      -------       ------
Charge in lieu of taxes
  attributable to tax
  benefit from stock options
  and warrants                           -            -          1,345
                                      ------      -------       ------
Income tax provision (benefit)       $ 3,770     $(20,940)     $ 4,716
                                      ======       ======       ======

      The income tax provision (benefit) was allocated as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2009         2008         2007
                                      ------       ------       ------
Income (loss) from continuing
  operations                        $  3,770     $(20,940)     $ 4,716
Income (loss) from discontinued
  operations                             -          2,431       (1,935)
                                    --------      -------     --------
                                    $  3,770     $(18,509)     $ 2,781
                                    ========      =======     ========

      Differences between the income tax provision (benefit) attributable to income (loss) from continuing operations and income taxes computed using the statutory U.S. federal income tax rate are as follows (in thousands):

                                           Year ended February 28,
                                    ----------------------------------
                                       2009         2008         2007
                                      ------       ------       ------
Income tax at U.S. statutory
 federal rate of 35%                $(16,063)    $(36,152)     $ 2,158
State income taxes, net of
 federal income tax effect            (1,793)      (2,708)         (55)
Foreign taxes                            (64)          73          192
In-process research and development      -            -          2,398
Nondeductible goodwill                 4,627       17,289          -
Valuation allowance                   17,424          937          -
Other, net                              (361)        (379)          23
                                    --------      -------      -------
                                    $  3,770     $(20,940)     $ 4,716
                                    ========      =======      =======

      The components of the net deferred income tax asset (liability) at February 28, 2009 and 2008 for U.S. income tax purposes are as follows (in thousands):

                                                      February 28,
                                                 ----------------------
                                                  2009            2008
                                                 ------          ------
Depreciation, amortization and impairments      $14,672         $ 2,378
Net operating loss carryforwards                  9,477           8,122
Research and development credits                  3,572           2,794
Other tax credits                                 1,875           1,689
Warranty reserve                                  1,323           1,967
Stock-based compensation                          1,166           1,498
Compensation and vacation accruals                  729             893
Inventory reserve                                   815           1,675
Allowance for doubtful accounts                     219             519
Other, net                                          972             407
                                                 ------          ------
                                                 34,820          21,942
Valuation allowance                             (18,230)         (1,834)
                                                 ------          ------
Net deferred tax asset                           16,590          20,108

Less current portion                              3,479           5,306
                                                 ------          ------
Non-current portion                             $13,111         $14,802
                                                 ======          ======

      The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets above.

      At February 28, 2009, the Company had net operating loss carryforwards ("NOLs") of approximately $22.4 million and $32.8 million for federal and state purposes, respectively, expiring at various dates through fiscal 2029.

      As of February 28, 2009, the Company had foreign tax credit carryforwards of $839,000 expiring at various dates through 2019 and research and development tax credit carryforwards of $2.1 million and $2.3 million for federal and state income tax purposes, respectively, expiring at various dates through 2029.

      The Company also has deferred tax assets for Canadian income tax purposes of approximately $2.5 million at February 28, 2009, which relate primarily to research and development tax credits for Canadian federal and Quebec provincial income taxes. The Company has recorded a 100% valuation allowance on the Canadian federal and Quebec provincial deferred tax assets reflecting the uncertainty regarding the future realization of these tax benefits.

      The Company has not provided for U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because such earnings are reinvested indefinitely in such subsidiaries. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company adopted FIN 48 at the beginning of the fiscal 2008 first quarter. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):


     Balance at March 1, 2007                         $ 5,935
     Decrease related to prior year position             (476)
     Increase related to current year position            825
                                                      -------
     Balance at February 28, 2008                       6,284
     Increase related to current year position            165
                                                      -------
     Balance at February 28, 2009                     $ 6,449
                                                      =======

      The unrecognized tax benefits of $6,449,000, if recognized, would impact the effective tax rate on income (loss) from continuing operations.

      The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 2000 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2001 through 2009 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by the French tax authorities. Certain income tax returns for fiscal years 2006 through 2009 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.


NOTE 8 - STOCKHOLDERS' EQUITY

Equity Awards

      Effective July 30, 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan"). Under the 2004 Plan, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), phantom stock and bonus stock. To date, only stock options, restricted stock, RSUs and bonus stock have been granted under the 2004 Plan. Equity awards to officers and other employees become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, usually over a four-year period. Options can no longer be granted under the Company's 1999 Stock Option Plan and the 1989 Key Employee Stock Option Plan.

      Options are granted with exercise prices equal to market value on the date of grant. Option grants expire 10 years after the date of grant. The Company treats an equity award with graded vesting as a single award for expense attribution purposes and recognizes compensation cost on a straight-line basis over the requisite service period of the entire award.
      The following table summarizes the stock option activity for fiscal years 2009, 2008 and 2007 (in thousands except dollar amounts):

                                                      Weighted
                                     Number of         Average
                                      Options       Option Price
                                     --------        --------
Outstanding at February 28, 2006      2,623           $10.09

Granted                                 667            12.23
Exercised                              (341)            4.10
Forfeited or expired                   (488)           15.99
                                      -----          -------
Outstanding at February 28, 2007      2,461            10.33

Granted                                 355             4.46
Exercised                               (66)            3.24
Forfeited or expired                   (368)           11.03
                                      -----          -------
Outstanding at February 28, 2008      2,382             9.54

Granted                                 578             2.42
Exercised                               (50)            1.75
Forfeited or expired                 (1,041)            8.36
                                      -----           ------
Outstanding at February 28, 2009      1,869           $ 8.20
                                      =====           ======
Exercisable at February 28, 2009      1,008           $11.62
                                      =====           ======

      Of the 50,000 stock options exercised during the fiscal 2009, 39,498 shares underlying such exercised options were retained by the Company in a "net-share" settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.

      Changes in the shares of the Company's nonvested restricted stock and RSUs during the fiscal years 2009, 2008 and 2007 were as follows (in thousands except dollar amounts):
                                                     Weighted
                                                      Average
                                     Number of      Grant Date
                                      Shares        Fair Value
                                     --------       ----------
Outstanding at February 28, 2006         -             $ -
Granted                                  24             6.51
Vested                                   -               -
Forfeited                                (4)            6.51
                                        ---             ----
Outstanding at February 28, 2007         20             6.51

Granted                                 542             3.71
Vested                                  (80)            4.84
Forfeited                                (8)            4.28
                                        ---             ----
Outstanding at February 28, 2008        474             3.63

Granted                                 633             2.06
Vested                                 (149)            3.76
Forfeited                               (51)            3.87
                                        ---             ----
Outstanding at February 28, 2009        907            $2.50
                                        ===             ====

      In fiscal 2009, 43,430 shares of the vested restricted stock and RSUs were retained by the Company to cover the required amount of employee withholding taxes.

      The Company issued 36,000 bonus stock shares in fiscal 2009, of which 13,242 shares were retained by the Company to cover the required amount of employee withholding taxes.

      As of February 28, 2009, there were 352,971 award units available for grant. Under the 2004 Plan the grant of one stock option or stock appreciation right is equal to one award unit. The grant of other forms of equity awards, including restricted stock, RSUs, phantom stock and bonus stock, each reduce the amount of award units available to grant under the 2004 Plan at the rate of 1.2 award units for each share of stock or RSU granted.

      Under the 2004 Plan, on the day of the annual stockholders meeting each non-employee director receives an equity award of up to 10,000 award units. Equity awards granted to non-employee directors vest on the earlier of the date of the annual stockholders meeting or one year from the date of grant.

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           Year ended February 28,
     Black-Scholes                    --------------------------------
Valuation Assumptions                  2009         2008         2007
------------------------              ------       ------       ------
Expected life (years) (1)                6            6            5
Expected volatility (2)               63%-64%      61%-64%      69%-81%
Risk-free interest rates (3)         2.7%-3.5%    4.5%-4.6%    4.6%-5.2%
Expected dividend yield                  0%           0%           0%

(1) The expected life of stock options is estimated based on historical experience.
(2) The expected volatility is estimated based on historical volatility of the Company's stock price.
(3) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

      The weighted average fair value for stock options granted in fiscal years 2009, 2008 and 2007 was $1.45, $2.71, and $8.63, respectively.

      The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of February 28, 2009 was 6.4 years and $-0-, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of February 28, 2009 was 4.5 years and $-0-, respectively. The total intrinsic value for stock options exercised during the year ended February 28, 2009 was $42,500. Net cash proceeds from the exercise of stock options for the years ended February 28, 2009, 2008 and 2007 were $0, $213,000 and $1,397,000, respectively. The income tax benefit from exercise of stock options for the same time periods was $-0-, $-0- and $568,000, respectively.

      Stock-based compensation expense for the years ended February 28, 2009, 2008 and 2007 is included in the following captions of the consolidated statements of operations as follows (in thousands):

                                         Year ended February 28,
                                      ----------------------------
                                       2009        2008       2007
                                      ------      -----      -----

    Cost of revenues                  $   75     $   64     $   78
    Research and development             257        205        220
    Selling                              102        294        161
    General and administrative           834      1,590      1,349
                                      ------     ------      -----
                                      $1,268     $2,153     $1,808
                                      ======     ======     ======

      Included in the loss from discontinued operations in the consolidated statements of operations is stock-based compensation expense of $85,000 and $405,000 for the years ended February 28, 2008 and 2007, respectively.

      As of February 28, 2009, there was $3.5 million of total unrecognized stock-based compensation cost related to nonvested stock options and nonvested restricted stock. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

Stock Warrants

      In December 2007, the Company issued to a DBS customer a fully vested warrant to purchase 350,000 shares of common stock at an exercise price of $3.72 per share, exercisable for three years.

Preferred Stock Purchase Rights

      At February 28, 2009, 25,216,952 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.


NOTE 9 - EARNINGS PER SHARE

      The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities (options, warrants, nonvested restricted stock and RSUs) outstanding amounting to 3,126,000, 3,206,000, 2,481,000 at February 28, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).


NOTE 10 - OTHER FINANCIAL INFORMATION

      "Net cash provided (used) by operating activities" in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2009         2008         2007
                                      ------       ------       ------

Interest paid                        $ 1,615      $ 2,322      $ 1,964

Income taxes paid (refunded)         $  (786)     $(1,645)     $(1,364)


      Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

                                           Year ended February 28,
                                      --------------------------------
                                       2009          2008         2007
                                      ------       ------       ------

Non-cash consideration issued in
 partial satisfaction of product
 performance claim by key customer:
   Common stock                       $  -         $ 2,560      $  -
   Warrants                           $  -         $   252      $  -
   Subordinated note payable          $  -         $ 5,000      $  -

Non-cash consideration received from
 the sale of the Solutions Division's
 TelAlert software business:
   Note receivable,
    net of payments received          $  -         $ 1,970      $  -
   Fair value of preferred stock      $  -         $ 3,137      $  -

Earn-out amount for TechnoCom
 acquisition, net of payments         $  -         $ 1,284      $  -

Company common stock issued from
 escrow fund as additional
 purchase consideration for the
 2004 Vytek acquisition               $  -         $  -        $ 2,052


Valuation and Qualifying Accounts

      Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):


                                   Charged
                     Balance at   (credited)                             Balance
                      beginning  to costs and                             at end
                      of period    expenses    Deductions     Other     of period
                      ---------    --------    ---------    ---------   ---------
Allowance for doubtful accounts:
-------------------------------
    Fiscal 2007        $  203      $   116      $   (56)    $   84 (1)  $  347
    Fiscal 2008           347        1,398       (1,111)       637 (2)   1,271
    Fiscal 2009         1,271         (507)        (212)        -          552



Warranty reserve:
----------------
    Fiscal 2007        $  477      $ 1,708      $  (981)    $   91 (1)  $1,295
    Fiscal 2008         1,295       13,435       (1,049)    (8,812)(3)   4,869
    Fiscal 2009         4,869          353       (1,936)       -         3,286


      (1) These represent amounts of allowances and reserves pertaining to the assets acquired from Dataradio.

      (2) These represent amounts of allowances and reserves pertaining to the Aercept assets acquired from AirIQ.

      (3) The warranty reserve was reduced by $8.8 million as the result of a settlement agreement with a key DBS customer, as further described in Note 11.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

      The Company leases the building that houses its corporate office, Satellite segment offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. The Wireless DataCom segment leases facilities in California, Minnesota, Georgia, Canada and France. The Company is obligated under a lease commitment for offices in San Diego, California, in which the Solutions Division operated until the TelAlert business was sold. The Company has subleased a portion of the San Diego office space and is attempting to sublease the remainder. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.

DBS Product Field Performance Issues

     During fiscal 2007, the Company received notification from one of its DBS customers of field performance issues with a DBS product that the Company began shipping in 2004. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products. In fiscal 2008 the Company recorded a charge of $17.9 million for this matter, which is included in cost of revenues.

     In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in May 2008 the Company resumed product shipments to this customer. As of February 28, 2009, the Company had 483,000 returned units that are expected to be repaired and reshipped to the customer in the future.

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

      At February 28, 2009, the Company has aggregate reserves of $5.4 million for this matter, of which $1.2 million is an inventory reserve, approximately $1.3 million is a vendor liability reserve included in other accrued liabilities, and the remaining $2.9 million is a reserve for accrued warranty costs. The Company believes that its established reserves as of February 28, 2009 of $5.4 million will be adequate to cover total future product rework costs under this settlement agreement.

     The Company has on-hand inventory of approximately $3.1 million and outstanding purchase commitments of $3.4 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the reserve for vendor commitment liabilities be increased to cover some portion of these amounts.


NOTE 12 - LEGAL PROCEEDINGS

      In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against the Company, the former owner of the Company's Aercept business and one of Aercept's distributors. The plaintiff seeks monetary damages in an amount not yet specified. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying financial statements for this matter.

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of claims related to three patents and in June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's claim involving the remaining patent in the lawsuit. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration in light of amendments to the claim and remarks contained in the response. The USPTO has not yet acted on this response. In light of the USPTO's preliminary office action, the case has been stayed by the District Court until the USPTO reaches a final decision in the reexamination proceeding. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying financial statements for this matter.

     In May 2007, the Company filed lawsuit against Rogers Corporation ("Rogers") for product liability issues related to defective laminate material and subsequent damages incurred by the Company as a result of lost business and the cost of product repair work associated with one of CalAmp's DBS customers. Rogers manufactures and supplies printed circuit laminate materials to sub-contractors of the Company that is incorporated into the Company's DBS products. In January 2009, the Company reached an out-of-court settlement of litigation with Rogers pursuant to which Rogers paid the Company $9 million cash. In the settlement agreement the parties acknowledged that Rogers admitted no wrongdoing or liability for any claim, and that Rogers agreed to settle this litigation to avoid the time, expense and inconvenience of continued litigation. Both parties gave mutual releases of all claims and demands existing as of the settlement date.

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


NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

      Information by business segment is as follows:

                            Year ended                                   Year ended
                         February 28, 2009                            February 28, 2008
                  ------------------------------------      -------------------------------------
                 Operating Segments                         Operating Segments
                 -------------------                        -------------------
                            Wireless                                  Wireless
                 Satellite   DataCom   Corporate   Total    Satellite  DataCom   Corporate   Total
                 --------   --------   -------    -----     --------   -------    -------    -----
 Revenues        $ 26,327   $ 72,043           $  98,370    $ 50,490   $ 90,417           $ 140,907

 Gross profit
 (loss)          $ 10,254     27,872           $  38,126    $(14,808)  $ 33,303           $  18,495

 Gross margin        38.9%      38.7%               38.8%      (29.3)%     36.8%              13.1%

 Operating
  income (loss)  $  3,616   $(42,206) $(6,394) $ (44,984)   $(63,924)  $(30,473) $(6,421) (100,818)

 Identifiable
  Assets         $ 11,447   $ 30,669  $27,531  $  69,647    $ 22,856   $ 85,609  $ 34,576 $ 143,041

                            Year ended
                         February 28, 2007
                  ------------------------------------
                 Operating Segments
                 -------------------
                            Wireless
                 Satellite   DataCom   Corporate   Total
                 --------   --------   -------    -----
 Revenues        $155,127   $ 56,587           $211,714

 Gross profit    $ 23,402   $ 22,033           $ 45,435

 Gross margin       15.1%      38.9%              21.5%

 Operating
  income (loss)  $ 17,317   $ (5,888) $(5,853) $  5,576

 Identifiable
  Assets         $124,227   $ 92,019  $13,457  $229,703


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

      The Company's revenues were derived mainly from customers in the United States, which represented 89%, 94% and 94% of consolidated revenues in fiscal 2009, 2008 and 2007, respectively. No single foreign country accounted for more than 10% of the Company's revenue in fiscal 2009.


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2009 and 2008 (in thousands, except percentages and per share data):

                                        Fiscal 2009
                  ---------------------------------------------------------
                   First      Second        Third       Fourth
                  Quarter     Quarter      Quarter      Quarter      Total
                  -------     -------      -------      -------     -------
Revenues          $27,901     $23,308      $25,834      $21,327    $ 98,370
Gross profit        9,429       7,468        7,641       13,588      38,126
Gross margin         33.8%       32.0%        29.6%        63.7%       38.8%
Net loss             (497)     (1,498)      (1,838)     (45,832)    (49,665)
Net loss per
 diluted share      (0.02)      (0.06)       (0.07)       (1.85)      (2.01)

      The net loss from continuing operations in the fiscal 2009 fourth quarter includes impairment charges of $44.7 million and income tax expense of $6.0 million, partially offset by the $9 million reduction of cost of revenues as a result of the legal settlement with Rogers.


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


ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of February 28, 2009, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

      Management's Report on Internal Control over Financial Reporting

      The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

      The management of CalAmp Corp. has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2009. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on its assessment, management of CalAmp Corp. has concluded that, as of February 28, 2009, the Company's internal control over financial reporting is effective based on those criteria.

      SingerLewak, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of February 28, 2009, as stated in their report, which is included elsewhere herein.

      Attestation Report of Independent Registered Public Accounting Firm

      The attestation report of the Company's independent registered public accounting firm as of February 28, 2009 regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm" and incorporated herein by reference.

      Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Compensatory Arrangements of Executive Officers

     On May 5, 2009, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2010 executive officer incentive compensation plan. The individuals covered by the fiscal 2010 executive officer incentive compensation plan are:

      > Richard Gold       President and Chief Executive Officer

      > Michael Burdiek    Chief Operating Officer

      > Garo Sarkissian    Vice President Corporate Development

      > Richard Vitelle    Vice President Finance, Chief Financial
                            Officer and Corporate Secretary

     Mr. Gold is eligible for target and maximum bonuses of up to 50% and 100%, respectively, of his annual salary. Messrs. Burdiek and Vitelle are each eligible for target bonuses of up to 40% of annual salary, and maximum bonuses of up to 80% of annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 30% and 60%, respectively, of his annual salary.

     The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2010.

     Effective May 11, 2009, Mr. Gold's employment agreement was amended to:
(i) reduce his annual base salary from $425,000 to $380,000; and (ii) modify the severance provision in the event of termination without cause or following a change of control to 24 months of salary continuation if termination occurs during the first two years of employment and for the next 12 months thereafter reduce the salary continuation benefit by one month for each additional month of employment until the salary continuation benefit reaches 12 months where it will thereafter be fixed. Mr. Gold's salary reduction was voluntarily made by him in conjunction with other recent company-wide cost-reduction actions.


                               PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

      The following information will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2009 and is incorporated herein by reference in response to this item:

* Information regarding directors of the Company who are standing for reelection.

* Information regarding the Company's Audit Committee and designated "audit committee financial experts".

* Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.


ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2009 is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2009 is incorporated herein by reference in response to this item.

      Securities Authorized for Issuance under Equity Compensation Plans

      At February 28, 2009, the Company had two stock option plans, the "1999 Plan" and the "2004 Plan". Options to purchase the Company's common stock have been granted to both employees and non-employee directors. Options can no longer be granted under the 1999 Plan. The 1999 and 2004 Plans were both approved by the Company's stockholders.

     Further information about these plans is set forth in Note 8 to the consolidated financial statements. Certain information about the plans is as follows:

             Number of                              Number of securities
         securities to be     Weighted-average    remaining available for
           issued upon        exercise price       future issuance under
           exercise of        of outstanding        equity compensation
           outstanding           options,             plans (excluding
        options, warrants      warrants and        securities reflected in
           and rights             rights              the first column)
           -----------          ----------             -------------
             1,869,000               $8.20                   352,971
           ===========          ==========             =============


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2009 is incorporated herein by reference in response to this item.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 30, 2009 is incorporated herein by reference in response to this item.



                                 PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Report:

     1. The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:


                                                            Form 10-K
                                                             Page No.
                                                             --------
        Reports of Independent Registered Public
         Accounting Firms                                       39

        Consolidated Balance Sheets                             43

        Consolidated Statements of Operations                   44

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income (Loss)                        45

        Consolidated Statements of Cash Flows                   46

        Notes to Consolidated Financial Statements              47


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

         10.6 Fifth Amendment to Credit Agreement dated October 24, 2008 between CalAmp Corp. and Bank of Montreal and other lenders party thereto (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated October 24, 2008).

         10.7 Sixth Amendment to Credit Agreement dated January 15, 2009 between CalAmp Corp. and Bank of Montreal and other lenders party thereto (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated January 15, 2009).

         10.8 Seventh Amendment to Credit Agreement dated February 13, 2009 between CalAmp Corp. and Bank of Montreal and other lenders party thereto (incorporated by reference to Exhibit
                 10.2 filed with the Company's Current Report on Form 8-K dated February 13, 2009).

         10.9 Eighth Amendment to Credit Agreement dated May 1, 2009 between CalAmp Corp. and Bank of Montreal and other lenders party thereto.

         10.10 Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

         10.11 Settlement Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation
                (incorporated by reference to Exhibit 10.1 filed with the
                 Company's Current Report on Form 8-K dated December 14,
                 2007).

         10.12 Subordinated Promissory Note, dated December 14, 2007, in the amount of $5,000,000 issued by CalAmp Corp. to EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

         10.13 Amendment No. 1 dated February 13, 2009 to the Subordinated Promissory Note, dated December 14, 2007 between the Company and EchoStar Technologies LLC (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated February 13, 2009).

         10.14 Registration Rights Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

         10.15 Voting and Lock-Up Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

         10.16 Settlement Agreement dated January 6, 2009 between CalAmp Corp. and Rogers Corporation (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated January 6, 2009).

         (ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this
                 Report:

         10.17   The 1999 Stock Option Plan (incorporated by reference to
                 Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8).

         10.18 CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit 10.6 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2007).

         10.19 Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to
                 Exhibit 10.9 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2004).

         10.20 Employment Agreement between the Company and Michael Burdiek dated July 2, 2007 (incorporated by reference to
                 Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

         10.21 Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to
                 Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

         10.22 Employment Agreement between the Company and Richard Gold, effective March 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 4, 2008).

         10.23 Form of Amendment to Employment Agreement dated December 19, 2008, for each of the executive officers: Richard Gold, Michael Burdiek, Richard Vitelle and Garo Sarkissian
                (incorporated by reference to Exhibit 10.1 of the Company's
                 Report on Form 10-Q for the period ended November 29,
                 2008).

         10.24 Second Amendment to Employment Agreement dated May 11, 2009 between the Company and Richard Gold

         21      Subsidiaries of the Registrant.

         23.1    Consent of Independent Registered Public Accounting Firm.

         23.2    Consent of Independent Registered Public Accounting Firm.

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


(c) Other Financial Statement Schedules.     None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2009.

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

      Signature                      Title                      Date


/s/ Frank Perna, Jr.      Chairman of the                    May 11, 2009
______________________    Board of Directors             ___________________
   Frank Perna, Jr.


/s/ Kimberly Alexy        Director                           May 11, 2009
______________________                                   ___________________
   Kimberly Alexy


/s/ A.J. Moyer            Director                           May 11, 2009
______________________                                   ___________________
   A.J. Moyer


/s/ Thomas Pardun         Director                           May 11, 2009
______________________                                   ___________________
   Thomas Pardun


/s/ Larry Wolfe           Director                           May 11, 2009
______________________                                   ___________________
   Larry Wolfe


/s/ Richard Gold          President, Chief Executive         May 11, 2009
______________________    Officer and Director           ___________________
   Richard Gold           (principal executive officer)


/s/ Richard Vitelle       VP Finance, Chief Financial        May 11, 2009
______________________    Officer and Treasurer          ___________________
   Richard Vitelle        (principal accounting officer)