Form 10-Q
period 2009-05-30
CalAmp Corp.
filed 2009-07-09
CIK 730255

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:         May 30, 2009
                                          _________________

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

Large accelerated filer [ ]                    Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check
 if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant had 25,218,995 shares of Common Stock outstanding as of June 30, 2009.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (In thousands except par value amounts)

                                                       May 31,   February 28,
                                                        2009         2009
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents                          $  4,382     $  6,913
   Accounts receivable, less allowance for
    doubtful accounts of $639 and $552 at May
    31, 2009 and February 28, 2009, respectively        13,921       13,682
   Inventories                                          14,161       15,139
   Deferred income tax assets                            3,301        3,479
   Prepaid expenses and other current assets             4,711        4,962
                                                      --------     --------
          Total current assets                          40,476       44,175
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               2,131        2,139
Deferred income tax assets, less current portion        13,272       13,111
Other intangible assets, net                             6,165        6,473
Other assets                                             3,717        3,749
                                                      --------     --------
                                                      $ 65,761     $ 69,647
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Bank loan payable                                  $ 15,735     $ 17,550
   Subordinated note payable                             2,218        3,528
   Accounts payable                                      8,780        5,422
   Accrued payroll and employee benefits                 3,105        3,380
   Accrued warranty costs                                3,006        3,286
   Other current liabilities                             7,956        8,683
   Deferred revenue                                      3,909        3,609
                                                      --------     --------
          Total current liabilities                     44,709       45,458
                                                      --------     --------
Non-current liabilities                                  1,156          990

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 25,219 and 25,217 shares issued
    and outstanding at May 31, 2009 and February
    28, 2009, respectively                                 252          252
   Additional paid-in capital                          145,275      144,881
   Accumulated deficit                                (124,771)    (120,814)
   Accumulated other comprehensive loss                   (860)      (1,120)
                                                      --------     --------
          Total stockholders' equity                    19,896       23,199
                                                      --------     --------
                                                      $ 65,761     $ 69,647
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands except per share amounts)

                                             Three Months Ended
                                                   May 31,
                                             -------------------
                                               2009       2008
                                             --------   --------
Revenues                                    $ 23,000    $ 27,901

Cost of revenues                              18,293      18,472
                                            --------    --------
Gross profit                                   4,707       9,429
                                            --------    --------
Operating expenses:
  Research and development                     2,898       3,200
  Selling                                      2,201       2,272
  General and administrative                   2,757       3,096
  Intangible asset amortization                  341       1,332
                                            --------    --------
Total operating expenses                       8,197       9,900
                                            --------    --------
Operating loss                                (3,490)       (471)

Non-operating expense:
  Interest expense, net                         (205)       (524)
  Other income (expense), net                   (262)        108
                                            --------    --------
Total non-operating expense                     (467)       (416)
                                            --------    --------
Loss before income taxes                      (3,957)       (887)

Income tax benefit                               -           390
                                            --------    --------
Net loss                                    $ (3,957)   $   (497)
                                            ========    ========

Basic and diluted loss per share            $  (0.16)   $  (0.02)
                                            ========    ========

Shares used in computing basic and
  diluted loss per share                      24,860      24,703



          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                        Three Months Ended
                                                              May 31,
                                                       ---------------------
                                                         2009          2008
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (3,957)     $   (497)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                          629         1,972
    Stock-based compensation expense                       412             9
    Deferred tax assets, net                               -            (390)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (203)        4,043
      Inventories                                        1,011          (251)
      Prepaid expenses and other assets                    291          (868)
      Accounts payable                                   3,358          (748)
      Other accrued liabilities                         (1,280)         (662)
      Deferred revenue                                     300          (793)
    Other                                                    9           -
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  570         1,815
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (273)         (216)
  Earnout payments on Technocom acquisition                -            (575)
  Collections on note receivable                            75           140
  Other                                                    (33)          -
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                     (231)         (651)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repayments                                       (3,125)         (470)
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                   (3,125)         (470)
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    255           (70)
                                                       -------       -------
Net change in cash and cash equivalents                 (2,531)          624
Cash and cash equivalents at beginning of period         6,913         6,588
                                                       -------       -------
Cash and cash equivalents at end of period            $  4,382      $  7,212
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                       CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MAY 31, 2009 and 2008


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

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2009 fell on February 28, 2009. The actual interim periods ended on May 30, 2009 and May 31, 2008. In the accompanying unaudited consolidated financial statements, the 2009 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 12, 2009.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2009 and its results of operations for the three months ended May 31, 2009 and 2008. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     The accompanying consolidated balance sheet as of February 28, 2009 contains certain reclassifications to conform with the presentation used in the unaudited balance sheet as of May 31, 2009.


Note 2 - INVENTORIES

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost (determined on the first-in, first-out method) or net realizable value, and consist of the following (in thousands):

                                              May 31,      February 28,
                                               2009            2009
                                              ------         -------
       Raw materials                         $10,489         $12,036
       Work in process                           324             164
       Finished goods                          3,348           2,939
                                             -------         -------
                                             $14,161         $15,139
                                             =======         =======

Note 3 - OTHER INTANGIBLE ASSETS

            Other intangible assets are comprised as follows (in thousands):


                                    May 31, 2009                             February 28, 2009
                         -----------------------------------      -----------------------------------
               Amorti-    Gross                Accum.              Gross                Accum.
               zation    Carrying              Amorti-            Carrying              Amorti-
               Period     Amount   Impairment  zation    Net       Amount  Impairment   zation   Net
                -----     ------   ----------  ------  ------     ------   ----------  ------  ------
Developed/core
 technology     5-7 yrs. $18,583   $ 7,974     $7,888  $ 2,721    $18,583   $ 7,974     $7,663  $ 2,946
Customer lists  5-7 yrs.   8,313     3,444      3,701    1,168      8,313     3,444      3,600    1,269
Covenants not
 to compete     4-5 yrs.   1,001       354        533      114      1,001       354        519      128
Tradename      Indefinite  3,880     1,750        -      2,130      3,880     1,750        -      2,130
Patents         5 yrs.        33       -            1       32        -         -          -        -
                          ------    ------     ------   ------     ------    ------     ------   ------
                         $31,810   $13,522    $12,123  $ 6,165    $31,777   $13,522    $11,782  $ 6,473
                          ======    ======     ======   ======     ======    ======     ======   ======

      Amortization expense of intangible assets was $0.3 million and $1.3 million for the three months ended May 31, 2009 and 2008, respectively. All intangible asset amortization expense was attributable to the Wireless DataCom business.

     Estimated amortization expense for the fiscal years ending February 28 is as follows (in thousands):
                 2010 (remainder)  $1,025
                 2011              $1,132
                 2012              $  989
                 2013              $  731
                 2014              $  158
                 Thereafter        $  -


Note 4 - FINANCING ARRANGEMENTS

Bank Credit Facility

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. At the Company's option, borrowings under the Credit Agreement bear interest at BMO's prime rate ("Prime Based Loans") plus a margin ranging from 2.50% to 2.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 3.25% to 3.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges. Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At May 31, 2009, the effective interest rate on the bank term loan was 4.07%, comprised of a one-month LIBOR rate of 0.32% plus the LIBOR Margin of 3.75%.

     The Credit Agreement also provides for a working capital line of credit ("revolver") of $3,375,000. At May 31, 2009, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at BMO's prime rate plus 4% or LIBOR plus 5%. There were no outstanding borrowings on the revolver at May 31, 2009.

     On February 13, 2009, the Company entered into the Seventh Amendment and Consent to the Credit Agreement (the "Seventh Amendment"), pursuant to which the Banks consented to an amendment of a subordinated note payable as described below, and the Company agreed to make additional principal payments on the bank term loan of $7.50 per unit for the first 120,000 units of a certain product sold to a key DBS customer beginning in January 2009.

     On May 1, 2009, the Company entered into the Eighth Amendment and Consent to the Credit Agreement, pursuant to which, the Banks waived certain financial covenant violations and agreed to change the minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom revenues required by the financial covenants for the remaining term of the Credit Agreement. The Company was in compliance with these financial covenants at May 31, 2009.

     At May 31, 2009, the Company had an outstanding principal balance of $15,735,000 under the term loan. Subsequently, on June 30, 2009 the Company made a principal payment of $1,673,500, consisting of a $1,600,000 scheduled principal payment and $73,500 additional principal payment under the Seventh Amendment as described above. A principal payment of $1,600,000 is due on September 30, 2009. The Company is also required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income. The Credit Agreement has a maturity date of December 31, 2009, at which time all outstanding borrowings are due and payable. In addition, a fee of $150,000 will be due and payable to the Banks on December 31, 2009.

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

Subordinated Note Payable

     On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.
On February 13, 2009, the Company entered into an amendment of the subordinated promissory note (the "Note Amendment"). Pursuant to the Note Amendment, the Company agreed to increase the principal payments on the subordinated note from $5.00 to $20.00 per unit for sales to this customer of a certain product during the period from January through May 2009. Effective June 1, 2009, the per unit note principal payment applicable to sales of this product reverted to $5.00. From January 2009 through May 31, 2009, the Company shipped 110,200 units of this product. During the quarter ended May 31, 2009, the Company made principal payments of $1,310,000. At May 31, 2009, the note had a balance of $2,218,000. Subsequently, in June 2009 the Company made two principal payments on the subordinated note in the aggregate amount of $1,166,000.


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

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was adopted by the Company in fiscal 2008, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. At May 31, 2009, the Company has unrecognized tax benefits of $6,449,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

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

     At May 31, 2009, the Company had a net deferred income tax asset balance of $16,573,000. The current portion of the deferred tax assets is $3,301,000 and the noncurrent portion is $13,272,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $36.0 million and a valuation allowance of $19.4 million.

     The effective income tax benefit rate was 0% and 44% in the three months ended May 31, 2009 and 2008, respectively. No tax benefit was recorded during the quarter ended May 31, 2009 because future realizability of such benefit was not considered to be more likely than not.


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

     The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities outstanding amounting to 3,183,000 and 2,777,000 at May 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share). These potentially dilutive securities consist of options, warrants, nonvested restricted stock, and nonvested restricted stock units ("RSUs").


Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three months ended May 31, 2009 and 2008 (in thousands):

                                            Three Months Ended
                                                  May 31,
                                           -------------------
                                             2009        2008
                                           -------     -------
 Net loss                                  $(3,957)     $ (497)

 Foreign currency
  translation gain (loss)                      260         (78)
                                           -------     -------
 Comprehensive loss                        $(3,697)     $ (575)
                                           =======     =======


Note 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):

                                      Three Months Ended
                                            May 31,
                                      -------------------
                                        2009        2008
                                      -------     -------
    Cost of revenues                  $    21     $     8
    Research and development               60          48
    Selling                                21          33
    General and administrative            310         (80)
                                       ------      ------
                                      $   412     $     9
                                       ======      ======

     Changes in the Company's outstanding stock options during the three months ended May 31, 2009 were as follows:

<table>                                                            Weighted       Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2009      1,869       $ 8.20
Granted                                  85       $ 0.58
Exercised                               -
Forfeited or expired                    (20)      $12.91
                                      -----
Outstanding at May 31, 2009           1,934       $ 7.82            6.3 years      $   40
                                      =====
Exercisable at May 31, 2009           1,147       $10.86            4.7 years      $   -
                                      =====

     Changes in the Company's unvested restricted stock shares and RSUs during the three months ended May 31, 2009 were as follows:

                                                     Weighted
                                     Number of        Average
                                  Shares and RSUs  Fair Value at
                                      (000s)        Grant Date
                                     --------       ----------
Outstanding at February 28, 2009        907           $ 2.50
Granted                                  -               -
Vested                                   (4)            2.60
Forfeited                                (4)            4.28
                                      -----           ------
Outstanding at May 31, 2009             899           $ 2.49
                                      =====           ======

     Of the 3,500 RSUs that vested during the period, 1,457 shares were retained by the Company to cover the required amount of employee withholding taxes.

     As of May 31, 2009, there was $3.1 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.5 years.


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers that accounted for 10% or more of consolidated revenues for the three months ended May 31, 2009 or 2008, as a percent of consolidated revenues, are as follows:

                              Three Months Ended
                                    May 31,
                              -------------------
               Customer         2009        2008
                              -------     -------
                  A             40.0%        2.5%
                  B               -         24.3%


     Accounts receivable from Customer A expressed as a percent of consolidated net accounts receivable, are as follows:

                            May 31,      February 28,
               Customer      2009            2009
                            ------          ------
                  A          25.0%           26.3%

     Accounts receivable from Customer B was less than 10% of consolidated net accounts receivable at May 31, 2009 and February 28, 2009.

     Customers A and B are customers of the Company's Satellite business unit.

     Some of our components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for 47% and 17% of Company's total inventory purchases in the three months ended May 31, 2009 and 2008, respectively. As of May 31, 2009, this supplier accounted for 46% of the Company's total accounts payable.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the three months ended May 31, 2009 and 2008 is as follows (in thousands):

                                        Three months ended
                                              May 31,
                                        -----------------
                                          2009      2008
                                        -------   -------
      Balance at beginning of period    $ 3,286   $ 4,869
      Charged to costs and expenses          56       368
      Deductions                           (336)     (199)
                                        -------    ------
      Balance at end of period          $ 3,006   $ 5,038
                                        =======    ======

     The cash impact of the warranty reserve at May 31, 2009 is anticipated to occur over the next 12 months.


Note 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):


                                        Three months ended
                                              May 31,
                                        -----------------
                                          2009      2008
                                        -------   -------
Interest paid                            $  207    $ 548
Income taxes refunds, net                $  (13)   $(755)



     Other current liabilities in the consolidated balance sheets consist of the following (in thousands):

                                       May 31,       February 28,
                                        2009            2009
                                      -------          ------
Income taxes payable                  $ 5,236         $ 5,218
Vendor commitment liability               889           1,283
Other                                   1,831           2,182
                                      -------         -------
                                      $ 7,956         $ 8,683
                                      =======         =======


Note 12 - SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2009 and 2008 is as follows (dollars in thousands):

                               Three months ended May 31, 2009
                         ----------------------------------------
                         Business Segments
                         -------------------
                                    Wireless
                         Satellite  DataCom     Corporate   Total
                          --------   --------    -------    -----
 Revenues                 $  9,249   $ 13,751             $ 23,000

 Gross profit             $    427   $  4,280             $  4,707

 Gross margin                  4.6%      31.1%                20.5%

 Operating loss           $   (617)  $ (1,644)  $(1,229)  $ (3,490)


                               Three months May 31, 2008
                         ----------------------------------------
                         Business Segments
                         -------------------
                                    Wireless
                         Satellite  DataCom     Corporate   Total
                          --------   --------    -------    -----
 Revenues                 $  7,641   $ 20,260             $ 27,901

 Gross profit             $    733   $  8,696             $  9,429

 Gross margin                  9.6%      42.9%                33.8%

 Operating income (loss)  $   (332)  $  1,057   $(1,196)  $   (471)

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

     Corporate expenses include stock-based compensation expense of $218,000 and ($208,000) in the three months ended May 31, 2009 and 2008, respectively. The negative stock-based compensation expense last year was attributable to the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.


Note 13 - COMMITMENTS AND CONTINGENCIES

DBS Product Field Performance Issues
------------------------------------

     During 2007 a product performance issue arose involving certain DBS equipment manufactured by CalAmp for a certain customer. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer. On December 14, 2007, the Company entered into a settlement agreement with this customer. Under the terms of the settlement agreement, the Company agreed to rework certain DBS products returned by the customer through March 14, 2009. The Company also agreed to provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In January 2008, the customer requalified CalAmp's designs for the affected products and in May 2008 the Company resumed product shipments to this customer.

     At May 31, 2009, the Company has aggregate reserves of $4.7 million for this matter, of which $1.1 million is an inventory reserve, $889,000 is a vendor commitment liability included in other accrued liabilities, and the remaining $2.7 million is a reserve for accrued warranty costs. The Company believes that its established reserves as of May 31, 2009 of $4.7 million will be adequate to cover the full resolution of this matter.

     The Company has on-hand inventory of approximately $3.4 million and outstanding purchase commitments of $2.8 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the vendor commitment liability be increased to cover some portion of these amounts.


Legal Proceedings
-----------------

     In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against the Company, the former owner of the Company's Aercept business and one of Aercept's distributors. The plaintiff seeks monetary damages in an amount not yet specified. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of infringement claims related to three patents. In June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's fourth patent. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration. The case was stayed by the District Court pending a final decision by the USPTO in the reexamination proceeding. In June 2009, the USPTO issued a notice indicating that the reexamination of the fourth patent is about to be concluded and that the fourth patent will be confirmed as patentable. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not necessarily limited to: allowance for doubtful accounts, inventory valuation, product warranties, deferred income taxes and uncertain tax positions, the valuation of long-lived assets and preferred stock, and stock-based compensation. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying unaudited consolidated financial statements, the Company's customer base is concentrated, with one customer accounting for 40% of the Company's total revenue for the three months ended May 31, 2009 and 25% of the Company's net accounts receivable balance as of May 31, 2009. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2009 the Company had an inventory reserve of $1.1 million and a vendor commitment liability of $889,000 that were established during fiscal 2008 in connection with a product performance issue involving a key DBS customer. Also as described in
Note 13, the Company had on-hand inventory of $3.4 million and outstanding purchase commitments of $2.8 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the vendor commitment liability be increased to cover some portion of these amounts.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2009 the Company had a $2.7 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that this $2.7 million warranty reserve will be adequate to cover total future product rework costs for this issue, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax
uncertainties.   At May 31, 2009, the Company had unrecognized tax benefits of $6,449,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

     At May 31, 2009, the Company had a net deferred income tax asset balance of $16,573,000. The current portion of the deferred tax assets is $3,301,000 and the noncurrent portion is $13,272,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $36.0 million and a
valuation allowance of $19.4 million.   No tax benefit was recorded during
the quarter ended May 31, 2009 because future realizability of such benefit was not considered to be more likely than not.

     Impairment Assessments of Purchased Intangible Assets and
      Other Long-Lived Assets

     At May 31, 2009, the Company had $6.2 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

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

     Investment in Preferred Stock of Private Company

     An investment in preferred stock of a privately held company is included in non-current Other Assets in the consolidated balance sheet and is accounted for under the cost method of accounting because the Company does not have the ability to exercise significant influence over the issuer's operations. The originally ascribed carrying value of $3.1 million for this preferred stock, which was received as partial consideration for the sale of the TelAlert software business in August 2007, was determined using the Black-Scholes Option Pricing Model, in which the preferred stock is treated as a series of call options on the entity's enterprise value. Under the cost method of accounting, this investment is carried at cost and is only adjusted for other-than-temporary declines in fair value and distributions of earnings. Management periodically evaluates the recoverability of this preferred stock investment based on the performance and the financial position of the issuer as well as other evidence of market value. Such evaluations include, but are not limited to, reviewing the investee's cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing requirements. During the fourth quarter of the fiscal 2009, the Company recorded an impairment loss of $1.1 million, representing the excess of the carrying amount of $3.1 million over the investment's fair value of $2.0 million. During the three months ended May 31, 2009 and 2008, the Company did not recognize any losses due to other-than-temporary decline of the value of this investment.

     Stock-Based Compensation Expense

     Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. Accordingly, the Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term "forfeitures" is distinct from "cancellations" or "expirations", and refers only to the unvested portion of the surrendered equity awards.


RESULTS OF OPERATIONS

     Basis of presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2009 fell on February 28, 2009. The actual interim periods ended on May 30, 2009 and May 31, 2008. In the accompanying unaudited consolidated financial statements, the 2009 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

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

     Wireless DataCom

     The Wireless DataCom segment services the public safety, industrial monitoring and controls, and MRM segments with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world.

     Satellite

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. As the result of a DBS product performance issue, the Company's historically largest DBS customer substantially reduced its purchases of the Company's products in fiscal 2008. In May 2008, the Company resumed product shipments to this customer. There were no sales to the Company's other DBS customer in the preceding two fiscal quarters due to pricing and competitive pressures and the time period involved in getting the next generation product qualified with this customer.

     Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                           Three Months Ended May 31,
                       -----------------------------------
                            2009                 2008
                       ---------------     ---------------
                                % of                % of
    Segment             $000s   Total      $000s    Total
  -----------          -------  -----      ------   -----

Satellite             $ 9,249    40.2%    $ 7,641    27.4%
Wireless DataCom       13,751    59.8%     20,260    72.6%
                       ------   -----      ------   -----
Total                 $23,000   100.0%    $27,901   100.0%
                       ======   =====      ======   =====

GROSS PROFIT BY SEGMENT

                           Three Months Ended May 31,
                       -----------------------------------
                            2009                 2008
                       ---------------     ---------------
                                % of                % of
    Segment             $000s   Total      $000s    Total
  -----------          -------  -----      ------   -----

Satellite             $   427     9.1%    $   733     7.8%
Wireless DataCom        4,280    90.9%      8,696    92.2%
                       ------   -----      ------   -----
Total                 $ 4,707   100.0%    $ 9,429   100.0%
                       ======   =====      ======   =====


OPERATING INCOME (LOSS) BY SEGMENT

                           Three Months Ended May 31,
                       -----------------------------------
                            2009                 2008
                       ---------------     ---------------
                                % of                % of
    Segment             $000s   Sales       $000s    Sales
  -----------         --------  -----      ------   -----

Satellite            $  (617)   (2.7%)    $  (332)   (1.2%)
Wireless DataCom      (1,644)   (7.1%)      1,057     3.8%
Corporate expenses    (1,229)   (5.4%)     (1,196)   (4.3%)
                      -------   -----       ------   -----
Total                $(3,490)  (15.2%)    $  (471)   (1.7%)
                      =======   =====      ======    =====


     Revenue

     Satellite revenue increased $1.6 million, or 21%, to $9.2 million in the three months ended May 31, 2009 from $7.6 million for the same period in the previous fiscal year. As discussed above, the Company's historically largest DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this DBS customer were $8.5 million higher for the quarter ended May 31, 2009 compared to the same period last year. However, there were no sales to the Company's other DBS customer in the first quarter of the current fiscal year compared to sales of $6.8 million from that customer for the same period in the previous fiscal year due to pricing and competitive pressures and the time period involved in getting the next generation product qualified with this customer. The Company does not expect to begin shipping this next generation product until late in fiscal 2010. Although the Company expects that its Satellite revenue will increase in fiscal 2010 compared to fiscal 2009, in the foreseeable future it does not expect its Satellite revenue to fully return to pre-fiscal 2008 levels as a result of macroeconomic and competitive factors.

     Wireless DataCom revenue declined by $6.5 million, or 32%, to $13.8 million in the first quarter of fiscal 2010 compared to the fiscal 2009 first quarter. Almost a quarter of the decrease was due to the sale of patent rights which contributed $1.5 million to Wireless DataCom revenue for the three months ended May 31, 2008. The remainder of the decrease was due to lower sales by the Wireless DataCom business units as the result of the global economic downturn.

     Gross Profit and Gross Margins

     Satellite gross profit decreased by $306,000 to $427,000 in the fiscal 2010 first quarter compared to the first quarter of last year. Satellite's gross margin declined to 4.6% in the first quarter of fiscal 2010 from 9.6% in the first quarter of fiscal 2009. Gross profit in the fiscal 2009 first quarter was benefited by $587,000 associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year. If this product cost had not been reserved in the prior year, Satellite gross margin in the fiscal 2009 first quarter would have been 1.9%.

     Wireless DataCom gross profit declined 51% to $4.3 million in the fiscal 2010 first quarter compared to $8.7 million in the first quarter of last year. Wireless DataCom's gross margin decreased to 31.1% in the first quarter of fiscal 2010 from 42.9% in the first quarter of fiscal 2009 due primarily to the decline in revenue and to the $1.5 million patent sale last year. Excluding the patent sale, Wireless DataCom's gross margin was 38.4% in the first quarter of last year.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense decreased by $302,000 to $2,898,000 in the first quarter of fiscal 2010 from $3,200,000 last year. This decrease is primarily due to personnel reductions in the Public Safety Mobile unit of the Wireless DataCom segment.

     Consolidated selling expenses decreased 3% to $2,201,000 in the first quarter of this year from $2,272,000 last year. Last year's first quarter was benefited by a $205,000 reversal of a bad debts reserve for a contracts receivable. Selling expense was lower in the first quarter of this year primarily because of lower commissions expense on the lower revenue level compared to the first quarter of last year.

     Consolidated general and administrative expenses ("G&A") decreased by $339,000 to $2,757,000 in the first quarter of this year compared to the prior year. Cost reduction actions implemented by the Company subsequent to the first quarter of last year resulted in lower G&A expense in the first quarter of this year. However, the effect of these cost reduction actions on G&A was partially offset by an increase in stock-based compensation expense because the first quarter of last year included a $507,000 reduction of stock compensation expense as the result of the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.

     Amortization of intangibles decreased from $1,332,000 in the first quarter of last year to $341,000 in the first quarter of this year. The reduction is attributable to lower carrying value of intangible assets as a result of the impairment write-down recorded in the fourth quarter of fiscal 2009.

     Non-operating Expense, Net

     Non-operating expense increased $51,000 from the first quarter of last year to the first quarter of this year due a foreign currency loss of $269,000 in the current quarter compared to a $107,000 foreign currency gain during the first quarter of fiscal 2009. The effect was partially offset by a decrease in interest expense of $363,000 as a result of lower average outstanding bank debt during the current fiscal quarter.

     Income Tax Provision

     The effective income tax benefit rate was 0% and 44% in the three months ended May 31, 2009 and 2008, respectively. There was no tax benefit recorded during the quarter ended May 31, 2009. No tax benefit was recorded during the quarter ended May 31, 2009 because future realizability of such benefit was not considered to be more likely than not.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,382,000 at May 31, 2009. During the three months ended May 31, 2009, cash and cash equivalents decreased by $2,531,000. Cash was used for debt repayments of $3,125,000 and capital expenditures of $273,000, partially offset by cash provided by operations of $570,000, collections on a note receivable of $75,000 and the effect of exchange rate changes on cash of $255,000.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). Borrowings are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. At the Company's option, borrowings under the Credit Agreement bear interest at BMO's prime rate ("Prime Based Loans") plus a margin ranging from 2.50% to 2.75% (the "Prime Rate Margin") or LIBOR ("LIBOR Based Loans") plus a margin ranging from 3.25% to 3.75% (the "LIBOR Margin"). The Prime Rate Margin and the LIBOR Margin vary depending on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization and other noncash charges. Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. At May 31, 2009, the effective interest rate on the bank term loan was 4.07%, comprised of a one-month LIBOR rate of 0.32% plus the LIBOR Margin of 3.75%.

     The Credit Agreement also provides for a working capital line of credit ("revolver") of $3,375,000. At May 31, 2009, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $1,650,000 was available for working capital borrowings. Outstanding amounts under the revolver would bear interest at BMO's prime rate plus 4% or LIBOR plus 5%. There were no outstanding borrowings on the revolver at May 31, 2009.

     On February 13, 2009, the Company entered into the Seventh Amendment and Consent to the Credit Agreement (the "Seventh Amendment"), pursuant to which the Banks consented to an amendment of a subordinated note payable as described below, and the Company agreed to make additional principal payments on the bank term loan of $7.50 per unit for the first 120,000 units of a certain product sold to a key DBS customer beginning in January 2009.

     On May 1, 2009, the Company entered into the Eighth Amendment and Consent to the Credit Agreement, pursuant to which, the Banks waived certain financial covenant violations and agreed to change the minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and Wireless DataCom revenues required by the financial covenants for the remaining term of the Credit Agreement. The Company was in compliance with these financial covenants at May 31, 2009.

     At May 31, 2009, the Company had an outstanding principal balance of $15,735,000 under the term loan. Subsequently, on June 30, 2009 the Company made a principal payment of $1,673,500, consisting of $1,600,000 scheduled principal payment and $73,500 additional principal payment under the Seventh Amendment as described above. A principal payment of $1,600,000 is due on September 30, 2009. The Company is also required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income. The Credit Agreement has a maturity date of December 31, 2009, at which time all outstanding borrowings are due and payable. In addition, a fee of $150,000 will be due and payable to the Banks on December 31, 2009.

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

     As noted above, the Company's Credit Agreement with the Banks has a maturity date of December 31, 2009. Prior to maturity the Company expects to refinance the outstanding borrowings under the Credit Agreement with an asset-based loan, possibly supplemented by proceeds from another funding source. Although the Company believes that its expectations are reasonable, in light of the Company's current financial condition, economic conditions generally, and the state of the credit markets at the present time, no assurance can be given that the Company will be able to refinance the outstanding borrowings under the Credit Agreement from other funding sources prior to the maturity date.

     On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. The promissory note, which is subordinated to the outstanding indebtedness under CalAmp's bank credit facility, will be accelerated if the Company becomes insolvent, files for bankruptcy, or undergoes a change of control.
On February 13, 2009, the Company entered into an amendment of the subordinated promissory note (the "Note Amendment"). Pursuant to the Note Amendment, the Company agreed to increase the principal payments on the subordinated note from $5.00 to $20.00 per unit for sales to this customer of a certain product during the period from January through May 2009. Effective June 1, 2009, the per unit note principal payment applicable to sales of this product reverted to $5.00. From January 2009 through May 31, 2009, the Company shipped 110,200 units of this product. During the quarter ended May 31, 2009, the Company made principal payments of $1,310,000. At May 31, 2009, the note had a balance of $2,218,000. Subsequently, in June 2009 the Company made two principal payments on the subordinated note in the aggregate amount of $1,166,000.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2009 the Company had a $2.7 million reserve for accrued warranty costs and a $1.1 million inventory reserve in connection with the aforementioned DBS product performance issue. Also as described in Note 13 to the accompanying unaudited consolidated financial statements, at May 31, 2009 the Company has a vendor commitment liability of $889,000 related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company's Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company's business, the ability of the Company to refinance or extend its bank term loan prior to the December 31, 2009 maturity date, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2009 as filed with the Securities and Exchange Commission on May 12, 2009. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar, the local currency, as its functional currency. A cumulative foreign currency translation loss related to the Company's Canadian subsidiary and French subsidiary of $59,000 and $801,000, respectively, is included in accumulated other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheet at May 31, 2009. Foreign currency gain (loss) included in the consolidated statements of operations for the three months ended May 31, 2009 and 2008 was $(269,000) and $107,000, respectively.

Interest Rate Risk

      The Company has variable-rate bank debt. A fluctuation of one percent in interest rate would have an annual impact of approximately $100,000 net of tax on the Company's consolidated statement of operations.


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


                      PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

      In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against the Company, the former owner of the Company's Aercept business and one of Aercept's distributors. The plaintiff seeks monetary damages in an amount not yet specified. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

      In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of infringement claims related to three patents. In June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's fourth patent. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration. The case was stayed by the District Court pending a final decision by the USPTO in the reexamination proceeding. In June 2009, the USPTO issued a notice indicating that the reexamination of the fourth patent is about to be concluded and that the fourth patent will be confirmed as patentable. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action if and when court proceedings resume. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.


ITEM 1A.  Risk Factors

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2009, for a discussion of factors that could materially affect the Company's business, financial condition or future results.


ITEM 5.  OTHER INFORMATION

     The corrected version of the Second Amendment to Employment Agreement dated May 11, 2009 between the Company and Richard Gold is attached as
Exhibit 10.1 to this Form 10-Q. The amendment was described under the heading "Other Information" in Part II, Item 9B. of the Company's Annual Report on Form 10-K for the year ended February 28, 2009 as filed with the Securities and Exchange Commission on May 12, 2009.


ITEM 6. EXHIBITS

        Exhibit 10.1 - Second Amendment to Employment Agreement dated
                       May 11, 2009 between the Company and Richard
                       Gold (corrected version)

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


        July 9, 2009                      /s/ Richard K. Vitelle
        ------------                      ----------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)