Form 10-Q
period 2009-08-29
CalAmp Corp.
filed 2009-10-08
CIK 730255

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       August 29, 2009
                                          _________________

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

Large accelerated filer [ ]                    Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check
 if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant had 25,728,909 shares of Common Stock outstanding as of October 2, 2009.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (In thousands except par value amounts)

                                                     August 31,  February 28,
                                                        2009         2009
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents	                      $  4,401     $  6,913
   Accounts receivable, less allowance for
    doubtful accounts of $698 and $552 at August
    31, 2009 and February 28, 2009, respectively        12,178       13,682
   Inventories                                          11,671       15,139
   Deferred income tax assets                            3,274        3,479
   Prepaid expenses and other current assets             4,253        4,962
                                                      --------     --------
          Total current assets                          35,777       44,175
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               2,085        2,139
Deferred income tax assets, less current portion        13,252       13,111
Other intangible assets, net                             5,828        6,473
Other assets                                             1,783        3,749
                                                      --------     --------
                                                      $ 58,725     $ 69,647
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Bank loan payable                                  $ 13,985     $ 17,550
   Subordinated note payable                               410        3,528
   Accounts payable                                     10,746        5,422
   Accrued payroll and employee benefits                 2,630        3,380
   Accrued warranty costs                                2,657        3,286
   Other current liabilities                             7,553        8,683
   Deferred revenue                                      3,853        3,609
                                                      --------     --------
          Total current liabilities                     41,834       45,458
                                                      --------     --------
Non-current liabilities                                    975          990

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 25,719 and 25,217 shares issued
    and outstanding at August 31, 2009 and
    February 28, 2009, respectively                        257          252
   Additional paid-in capital                          145,537      144,881
   Accumulated deficit                                (129,014)    (120,814)
   Accumulated other comprehensive loss                   (864)      (1,120)
                                                      --------     --------
          Total stockholders' equity                    15,916       23,199
                                                      --------     --------
                                                      $ 58,725     $ 69,647
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands except per share amounts)

                                Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                                -------------------     -------------------
                                  2009       2008          2009      2008
                                --------   --------     --------   --------
Revenues                       $ 23,940    $ 23,308     $ 46,940   $ 51,209

Cost of revenues                 19,136      15,840       37,429     34,312
                               --------    --------     --------   --------
Gross profit                      4,804       7,468        9,511     16,897
                               --------    --------     --------   --------
Operating expenses:
  Research and development        2,633       3,131        5,531      6,331
  Selling                         2,402       1,647        4,603      3,919
  General and administrative      2,501       3,266        5,258      6,362
  Intangible asset amortization     342       1,240          683      2,572
                               --------    --------     --------   --------
Total operating expenses          7,878       9,284       16,075     19,184
                               --------    --------     --------   --------
Operating loss                   (3,074)     (1,816)      (6,564)    (2,287)

Non-operating income (expense):
  Interest expense, net            (174)       (361)        (379)      (885)
  Loss on sale of investment     (1,008)        -         (1,008)       -
  Other income (expense), net        13          27         (249)       135
                               --------    --------     --------   --------
Total non-operating expense      (1,169)       (334)      (1,636)      (750)
                               --------    --------     --------   --------
Loss before income taxes         (4,243)     (2,150)      (8,200)    (3,037)

Income tax benefit                  -           652          -        1,042
                               --------    --------     --------   --------
Net loss                       $ (4,243)   $ (1,498)    $ (8,200)  $ (1,995)
                               ========    ========     ========   ========

Basic and diluted loss
  per share                    $  (0.17)   $  (0.06)    $  (0.33)  $  (0.08)
                               ========    ========     ========   ========

Shares used in computing
  basic and diluted loss
  per share                      24,918      24,737       24,889     24,720



          See notes to unaudited consolidated financial statements.

                         CALAMP CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                         Six Months Ended
                                                            August 31,
                                                       ---------------------
                                                         2009          2008
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (8,200)     $ (1,995)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                        1,283         3,770
    Stock-based compensation expense                       858           361
    Deferred tax assets, net                               -          (1,046)
    Loss on sale of investment                           1,008           -
    Changes in operating assets and liabilities:
      Accounts receivable                                1,534         3,431
      Inventories                                        3,529         1,120
      Prepaid expenses and other assets                    631          (933)
      Accounts payable                                   5,324        (1,167)
      Other accrued liabilities                         (2,800)       (1,907)
      Deferred revenue                                     244          (920)
    Other                                                   23           -
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                3,434           714
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (544)         (561)
  Proceeds from sale of investment                         992           -
  Collections on note receivable                           150           420
  Earnout payments on Technocom acquisition                -            (872)
  Other                                                    (36)          296
                                                       -------       -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           562          (717)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowing                 1,000           -
  Debt repayments                                       (7,683)       (1,500)
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                   (6,683)       (1,500)
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    175          (388)
                                                       -------       -------
Net change in cash and cash equivalents                 (2,512)       (1,891)
Cash and cash equivalents at beginning of period         6,913         6,588
                                                       -------       -------
Cash and cash equivalents at end of period            $  4,401      $  4,697
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                      CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED AUGUST 31, 2009 and 2008


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom business serves the public safety, utility, industrial monitoring and controls, and mobile resource management ("MRM") markets. CalAmp's Satellite business supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite ("DBS") market.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2009 fell on February 28, 2009. The actual interim periods ended on August 29, 2009 and August 30, 2008. In the accompanying unaudited consolidated financial statements, the 2009 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 12, 2009.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at August 31, 2009 and its results of operations for the three and six months ended August 31, 2009 and 2008. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     The accompanying consolidated balance sheet as of February 28, 2009 contains certain reclassifications to conform with the presentation used in the unaudited balance sheet as of August 31, 2009.

     The Company has evaluated subsequent events through October 8, 2009, the date these interim financial statements were issued, for matters of potential accounting recognition or financial statement disclosure.


Note 2 - INVENTORIES

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost (determined on the first-in, first-out method) or net realizable value, and consist of the following (in thousands):

                                            August 31,     February 28,
                                               2009            2009
                                              ------         -------
       Raw materials                         $ 9,245         $12,036
       Work in process                           354             164
       Finished goods                          2,072           2,939
                                             -------         -------
                                             $11,671         $15,139
                                             =======         =======

Note 3 - OTHER INTANGIBLE ASSETS

            Other intangible assets are comprised as follows (in thousands):

                                  August 31, 2009               February 28, 2009
                             --------------------------    ----------------------------
            Amortization       Cost      Amorti-              Cost     Amorti-
               Period          Basis     zation     Net       Basis    zation     Net
               ------          ------    ------    -----      -----    ------    ------
Developed/core
 technology     5-7 yrs.       $3,101    $  605   $2,496     $3,101   $  155    $2,946
Customer lists  5-7 yrs.        1,339       272    1,067      1,339       70     1,269
Covenants not
 to compete     4-5 yrs.          138        38      100        138       10       128
Patents         5 yrs.             39         4       35         -        -         -
Tradename      Indefinite       2,130        -     2,130      2,130       -      2,130
                                -----    ------    -----      -----    -----     -----
                               $6,747    $  919   $5,828     $6,708   $  235    $6,473
                                =====    ======    =====      =====    =====     =====

      Amortization expense of other intangible assets was $0.3 million and $1.2 million for the three months ended August 31, 2009 and 2008, respectively, and was $0.7 million and $2.6 million for the six month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom business.

     Estimated amortization expense for the fiscal years ending February 28 is as follows (in thousands):
                 2010 (remainder)   $  684
                 2011                1,133
                 2012                  990
                 2013                  732
                 2014                  159
                                     -----
                                    $3,698
                                     =====

Note 4 - FINANCING ARRANGEMENTS

Bank Credit Facility

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). At August 31, 2009, the Company had an outstanding principal balance of $12,985,000 under the term loan of the Credit Agreement and $1,000,000 under the working capital line of credit ("revolver").

     On August 4, 2009, the Company entered into the Ninth Amendment and Consent to the Credit Agreement, pursuant to which proceeds of $1 million from the sale of the Company's investment in preferred stock of a privately held company were applied to the scheduled principal payment on September 30, 2009, thereby reducing the amount paid on that date from $1,600,000 to $600,000. See Note 11 for further details of this investment sale.

     On October 5, 2009, the Company entered into the Tenth Amendment and Waiver to the Credit Agreement (the "Tenth Amendment"), pursuant to which the Banks waived the Company's noncompliance with the financial covenants pertaining to minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) as of August 29, 2009 and Wireless DataCom revenues as of September 26, 2009. The Tenth Amendment also changed the interest rate structure, as described below, and imposed an amendment fee of $100,000 that will be waived if all borrowings under the Credit Agreement are repaid by December 31, 2009.

     Borrowings under the Credit Agreement are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. At August 31, 2009, the effective interest rate on the bank term loan was 4.01%, comprised of a one-month LIBOR rate of 0.26% plus a LIBOR Margin of 3.75%. Pursuant to the Tenth Amendment, effective October 5, 2009 borrowings under the Credit Agreement bear interest at either: (i) BMO's prime rate or 3.00%, whichever is greater, plus a margin of 4.25% ("Prime Based Loans"); or (ii) LIBOR or 2.00%, whichever is greater, plus a margin of 5.25% ("LIBOR Based Loans"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. The effective interest rate on the bank term loan was increased to 7.25% at October 5, 2009 as a result of the Tenth Amendment.

     The Credit Agreement also provides for a revolver of $3,375,000. At August 31, 2009, there were outstanding borrowings on the revolver of $1,000,000 bearing interest at 7.25%. Effective October 5, 2009, the interest on the revolver was increased to 7.50%. At August 31, 2009, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $650,000 was available for working capital borrowings.

     The Company is required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income. The Credit Agreement has a maturity date of December 31, 2009, at which time all outstanding borrowings are due and payable. In addition, a fee of $250,000 will be due and payable to the Banks on December 31, 2009, except that $100,000 of this fee will be waived if the debt is repaid by December 31, 2009.

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

Subordinated Note Payable

     On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. This repayment rate was subsequently increased to $20 per unit for certain product shipments made during January through May 2009. At August 31, 2009, the note had a balance of $410,000.


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

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was adopted by the Company in fiscal 2008, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. At August 31, 2009, the Company has unrecognized tax benefits of $6,449,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

     The Company files income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. Income tax returns filed for fiscal years 2000 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2001 through 2009 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by the French tax authorities. Certain income tax returns for fiscal years 2006 through 2009 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At August 31, 2009, the Company had a net deferred income tax asset balance of $16,526,000. The current portion of the deferred tax assets is $3,274,000 and the noncurrent portion is $13,252,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $37.3 million and a valuation allowance of $20.8 million.

     The effective income tax benefit rate was 0% and 34% in the six months ended August 31, 2009 and 2008, respectively. No tax benefit was recorded during the three and six month periods ended August 31, 2009 because future realizability of such benefit was not considered to be more likely than not.


Note 6 - EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.

     The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities outstanding of 4,297,000 and 3,382,000 at August 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share). These potentially dilutive securities consist of options, warrants, unvested restricted stock, and unvested restricted stock units ("RSUs").


Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three and six months ended August 31, 2009 and 2008 (in thousands):

                                Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                                -------------------     -------------------
                                  2009       2008          2009      2008
                                --------   --------     --------   --------
 Net loss                       $(4,243)   $ (1,498)    $(8,200)   $(1,995)

 Foreign currency
  translation adjustments            (4)       (345)        256       (423)
                                -------    --------     -------    -------
 Comprehensive loss             $(4,247)   $ (1,843)    $(7,944)   $(2,418)
                                =======    ========     =======    =======



Note 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):

                                Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                                -------------------     -------------------
                                  2009       2008          2009      2008
                                --------   --------     --------   --------
    Cost of revenues           $    27     $    15     $    48     $    23
    Research and development        65          46         125          95
    Selling                         30          16          51          48
    General and administrative     324         275         634         195
                                ------      ------      ------      ------
                               $   446     $   352     $   858     $   361
                                ======      ======      ======      ======

     Changes in the Company's outstanding stock options during the six months ended August 31, 2009 were as follows:

                                                      Weighted      Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2009      1,869       $ 8.20
Granted                                 320       $ 1.48
Exercised                               -
Forfeited or expired                    (70)      $12.80
                                      -----
Outstanding at August 31, 2009        2,119       $ 7.04            6.6 years      $  216
                                      =====
Exercisable at August 31, 2009        1,225       $10.03            4.9 years      $   -
                                      =====

     Changes in the Company's unvested restricted stock shares and RSUs during the six months ended August 31, 2009 were as follows:

                                                     Weighted
                                     Number of        Average
                                  Shares and RSUs  Fair Value at
                                      (000s)        Grant Date
                                     --------       ----------
Outstanding at February 28, 2009        907           $ 2.50
Granted                               1,140             1.79
Vested                                 (214)            2.58
Forfeited                                (5)            4.03
                                      -----           ------
Outstanding at August 31, 2009        1,828           $ 2.05
                                      =====           ======

     Of the 214,000 restricted stock shares and RSUs that vested during the period, 64,767 shares were retained by the Company to cover the required amount of employee withholding taxes.

     As of August 31, 2009, there was $5.0 million of total unrecognized stock-based compensation cost related to unvested stock options, restricted stock and RSUs. This amount will be recognized as compensation expense over an estimated weighted-average remaining vesting period of 2.8 years, subject to periodic adjustments for forfeitures.


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers that accounted for 10% or more of consolidated revenues for the three and six months ended August 31, 2009 or 2008, as a percent of consolidated revenues, are as follows:

                              Three Months Ended        Six Months Ended
                                   August 31,              August 31,
                              -------------------     -------------------
               Customer         2009        2008        2009        2008
                              -------     -------     -------     -------
                  A             41.0%        8.5%       40.7%        5.3%
                  B              6.1%       10.3%        5.8%        6.3%
                  C               -          4.7%         -         15.3%


     Accounts receivable from Customer A expressed as a percent of consolidated net accounts receivable, are as follows:

                           August 31,      February 28,
               Customer      2009            2009
                            ------          ------
                  A          32.0%           26.3%

     Accounts receivable from Customers B and C were less than 10% of consolidated net accounts receivable at August 31, 2009 and February 28, 2009.

     Customers A and C are customers of the Company's Satellite business unit. Customer B is a customer of the Company's Wireless DataCom segment. See Note 13 for a description of a product performance issue and related matters involving Customer A.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for 50% and 14% of the Company's total inventory purchases in the six months ended August 31, 2009 and 2008, respectively. As of August 31, 2009, this supplier accounted for 51% of the Company's total accounts payable.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the six months ended August 31, 2009 and 2008 is as follows (in thousands):

                                         Six months ended
                                            August 31,
                                        -----------------
                                          2009      2008
                                        -------   -------
      Balance at beginning of period    $ 3,286   $ 4,869
      Charged to costs and expenses         350       488
      Deductions                           (979)     (490)
                                        -------    ------
      Balance at end of period          $ 2,657   $ 4,867
                                        =======    ======

Note 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

                                         Six months ended
                                            August 31,
                                        -----------------
                                          2009      2008
                                        -------   -------
Interest paid                            $  385    $  864
Income taxes paid (net
  refunds received)                      $   (7)   $ (740)


     Other current liabilities in the consolidated balance sheets consist of the following (in thousands):

                                      August 31,     February 28,
                                        2009            2009
                                      -------          ------
Income taxes payable                  $ 5,192         $ 5,218
Vendor commitment liability               777           1,283
Other                                   1,584           2,182
                                      -------         -------
                                      $ 7,553         $ 8,683
                                      =======         =======

     In August 2009, the Company sold its investment in preferred stock of a privately-held company to a group of private investors not affiliated with the Company. This stock was received by the Company in August 2007 as part of the sales consideration for the TelAlert software business. The carrying value of this investment at the time of sale was $2.0 million, and the sales price was $1.0 million. The $1.0 million loss on this sale is shown as a non-operating expense in the accompanying consolidated statement of operations.


Note 12 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2009 and 2008 is as follows (dollars in thousands):

                        Three months ended                           Three months ended
                          August 31, 2009                              August 31, 2008
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                  Wireless
                 Satellite   DataCom   Corporate   Total    Satellite  DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------   -----
Revenues         $  9,964   $ 13,976            $ 23,940    $  3,176   $ 20,132           $ 23,308

 Gross profit
 (loss)          $    331   $  4,473            $  4,804    $    (81)  $  7,549           $  7,468

 Gross margin        3.3%       32.0%               20.1%      (2.6%)      37.5%             32.0%

 Operating
  income (loss)  $   (728)  $ (1,299)  $(1,047) $ (3,074)   $ (1,324)  $    916   $(1,408)$ (1,816)



                         Six months ended                             Six months ended
                          August 31, 2009                              August 31, 2008
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                   Wireless
                 Satellite   DataCom   Corporate   Total    Satellite   DataCom   Corporate Total
                 --------   --------   -------    -----     --------   -------    -------  ------
 Revenues        $ 19,213   $ 27,727            $ 46,940    $ 10,817   $ 40,392           $ 51,209

 Gross profit    $    758   $  8,753            $  9,511    $    652   $ 16,245           $ 16,897

 Gross margin         3.9%     31.6%                20.3%        6.0%     40.2%               33.0%

 Operating
  income (loss)  $ (1,345)  $(2,943)   $(2,276) $ (6,564)   $ (1,656)  $  1,973   $(2,604)$ (2,287)


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

     Corporate expenses include stock-based compensation expense of $223,000 and $228,000 in the three months ended August 31, 2009 and 2008, respectively, and $441,000 and $20,000 in the six month periods then ended.


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

     At August 31, 2009, the Company has aggregate reserves of $4.1 million for this matter, of which $1.1 million is an inventory reserve, $0.8 million is a vendor commitment liability included in other accrued liabilities, and the remaining $2.2 million is a reserve for accrued warranty costs. The Company believes that its established reserves will be adequate to cover the full resolution of this matter.

     The Company has on-hand inventory of approximately $1.7 million and outstanding purchase commitments of $1.2 million for materials that are specific to the products that the Company manufactures for this customer, which amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the vendor commitment liability be increased to cover some portion of these amounts.


Legal Proceedings
-----------------

     In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against the Company, the former owner of the Company's Aercept business and one of Aercept's distributors. The plaintiff seeks monetary damages in an amount not yet specified. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the plaintiff's assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

     In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of infringement claims related to three patents. In June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's claims on the fourth patent. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration. The case was stayed by the District Court pending a final decision by the USPTO in the reexamination proceeding. In June 2009, the USPTO issued a notice indicating that the reexamination of the fourth patent is about to be concluded and that the fourth patent will be confirmed as patentable. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

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

Note 14 - SUBSEQUENT EVENT

     On October 5, 2009, the Company, as the successor-in-interest to a subcontract for the installation of a public safety communications project for a county government, received a letter from the county notifying the prime contractor and the Company of its intent to terminate the prime contract effective November 1, 2009. The subcontract has a total value of $2.7 million, of which $2.5 million has been paid by the prime contractor.
Of this amount paid, approximately $500,000 was received by the Company and approximately $2 million was received by a predecessor-in-interest that served as the original subcontracting party. While the Company is still evaluating its rights and obligations in this matter, based on currently available information Company management believes that the ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not necessarily limited to: allowance for doubtful accounts, inventory valuation, product warranties, deferred income taxes and uncertain tax positions, the valuation of other intangible assets and long-lived assets, and stock-based compensation. Actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in
Note 9 to the accompanying unaudited consolidated financial statements, the Company's customer base is concentrated, with one customer accounting for 40.7% of the Company's total revenue for the six months ended August 31, 2009 and 32% of the Company's net accounts receivable balance at that date. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2009 the Company had an inventory reserve of $1.1 million and a vendor commitment liability of $0.8 million in connection with a product performance issue involving a key DBS customer. Also as described in Note 13, the Company had on-hand inventory of $1.7 million and outstanding purchase commitments of $1.2 million for materials that are specific to the products that the Company manufactures for this customer. These amounts are not currently reserved for because the Company believes these materials can be used in the ordinary course of business as future shipments of products are made to this customer. Nonetheless, changes in the forecasted product demand from this customer could require that the inventory reserve and/or the vendor commitment liability be increased to cover some portion of these amounts.

     Product Warranties

     The Company initially provides for the estimated cost of product warranties at the time revenue is recognized. While it engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from management's previous estimates, revisions to the estimated warranty liability are recorded.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2009 the Company had a $2.2 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that the warranty reserve will be adequate to cover total future product rework costs for this issue, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax
uncertainties.   At August 31, 2009, the Company had unrecognized tax
benefits of $6,449,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

     At August 31, 2009, the Company had a net deferred income tax asset balance of $16,526,000. The current portion of the deferred tax assets is $3,274,000 and the noncurrent portion is $13,252,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $37.3 million and a valuation allowance of $20.8 million. No tax benefit was recorded during the six months ended August 31, 2009 because future realizability of such benefit was not considered to be more likely than not.

     Impairment Assessments of Purchased Intangible Assets and
      Other Long-Lived Assets

     At August 31, 2009, the Company had $5.8 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of purchased intangible assets and other long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

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


RESULTS OF OPERATIONS

     Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2009 fell on February 28, 2009. The actual interim periods ended on August 29, 2009 and August 30, 2008. In the accompanying unaudited consolidated financial statements, the 2009 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Overview

     CalAmp Corp. is a provider of wireless communications solutions that enable anytime/anywhere access to critical data and content. CalAmp's Wireless DataCom business serves the public safety, utility, industrial monitoring and controls, and mobile resource management ("MRM") markets. CalAmp's Satellite business supplies outdoor customer premise equipment to the U.S. Direct Broadcast Satellite ("DBS") market.

     Wireless DataCom

     The Wireless DataCom segment serves the public safety, industrial monitoring and controls, and MRM segments with wireless solutions that extend communications networks to field applications, thereby enabling coordination of emergency response teams, increasing productivity and optimizing workflow for the mobile workforce, improving management controls over valuable remote assets, and enabling novel applications in a connected world.

     Satellite

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. As the result of a DBS product performance issue, the Company's historically largest DBS customer substantially reduced its purchases of the Company's products in fiscal 2008. In May 2008, the Company resumed product shipments to this customer. There were no sales to the Company's other DBS customer in the most recent three fiscal quarters due to pricing and competitive pressures and the time period involved in getting the next generation product qualified with this customer.

     Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2009                 2008              2009               2008
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Segment        $000s   Total      $000s    Total       $000s  Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -----     ------   -----
Satellite        $ 9,964    41.6%    $ 3,176    13.6%   $19,213    40.9%   $10,817    21.1%
Wireless DataCom  13,976    58.4%     20,132    86.4%    27,727    59.1%    40,392    78.9%
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $23,940   100.0%    $23,308   100.0%   $46,940   100.0%   $51,209   100.0%
                  ======   =====      ======   =====     ======   =====     ======   =====

GROSS PROFIT (LOSS) BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2009                 2008               2009              2008
                  ---------------     ---------------    ----------------    --------------
                           % of                % of                % of              % of
    Segment       $000s   Total      $000s    Total       $000s   Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -------    ------  -------

Satellite        $   331     6.9%   $   (81)   (1.1%)  $    758    8.0%  $    652    3.9%
Wireless DataCom   4,473    93.1%     7,549   101.1%      8,753   92.0%    16,245   96.1%
                  ------   -----      ------   -----     ------   -------   ------  ------
Total            $ 4,804   100.0%   $ 7,468   100.0%   $  9,511  100.0%  $ 16,897  100.0%
                  ======   =====     ======   =====      ====== =======    ======  ======


OPERATING INCOME (LOSS) BY SEGMENT

                      Three Months Ended August 31,          Six Months Ended August 31,
                  -----------------------------------    ---------------------------------
                       2009                 2008              2009               2008
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Segment        $000s   Sales      $000s    Sales       $000s  Sales      $000s   Sales
  -----------     -------  -----      ------   -----     -------  -----     ------   -----

Satellite        $  (728)   (3.0%)   $(1,324)   (5.7%)  $(1,345)  (2.9%)   $(1,656)  (3.2%)
Wireless DataCom  (1,299)   (5.4%)       916     3.9%    (2,943)  (6.3%)     1,973    3.9%
Corporate
 expenses         (1,047)   (4.4%)    (1,408)   (6.0%)   (2,276)  (4.8%)    (2,604)  (5.2%)
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $(3,074)  (12.8%)   $(1,816)   (7.8%)  $(6,564) (14.0%)   $(2,287)  (4.5%)
                  ======   =====      ======   =====     ======   =====     ======   =====

     Revenue

     Satellite revenue increased $6.8 million, or 214%, to $10.0 million in the three months ended August 31, 2009 from $3.2 million for the same period in the previous fiscal year. As discussed above, the Company's historically largest DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this DBS customer were $7.9 million higher for the quarter ended August 31, 2009 compared to the same period last year.
However, there were no sales to the Company's other DBS customer in the second quarter of the current fiscal year compared to sales of $1.1 million from that customer for the same period in the previous fiscal year due to pricing and competitive pressures and the time period involved in getting the next generation product qualified with this customer. The Company does not expect to begin shipping this next generation product until late in fiscal 2010.

     For the six months ended August 31, 2009, Satellite revenue increased $8.4 million, or 78%, to $19.2 million from $10.8 million for the same period of the prior year. Revenues from the Company's historically largest DBS customer were $16.3 million higher for the six months ended August 31, 2009 compared to the same period last year due to the reasons noted above. There were no sales to the Company's other DBS customer in the six months ended August 31, 2009 compared to sales of $7.9 million to that customer for the same period in the previous fiscal year, due to the reasons noted above.

     Wireless DataCom revenue declined by $6.2 million, or 31%, to $14.0 million in the second quarter of fiscal 2010 compared to $20.1 million in the fiscal 2009 second quarter. For the six months ended August 31, 2009, Wireless DataCom revenue decreased $12.7 million, or 31%, to $27.7 million compared to the same period of the prior year. The decrease in revenue for the three- and six-month periods is due to lower sales by the Wireless DataCom business units as the result of the global economic downturn. The sale of patent rights contributed $1.5 million to Wireless DataCom revenue in the six months ended August 31, 2008.


     Gross Profit and Gross Margins

     Satellite gross profit was $331,000 in the fiscal 2010 second quarter compared to a gross loss of $81,000 in the second quarter of last year. The gross loss in the second quarter of last year was benefited by a $383,000 reduction in estimated expenses to correct a product performance issue involving a key DBS customer. Satellite's gross margin increased to 3.3% in the second quarter of fiscal 2010 from a negative gross margin of 2.6% in the second quarter of fiscal 2009. The increase in gross profit and gross margin is attributable to the increase in revenue.

     The Satellite segment had a gross profit of $758,000 for the six months ended August 31, 2009, compared with a gross profit of $652,000 for the same period last year. The increase in gross profit is attributable to the increase in revenue. Satellite gross margin was 3.9% for the six months ended August 31, 2009, compared to 6.0% for the same period last year. Gross profit and gross margin for the six months ended August 31, 2008 were benefited by (i) $587,000 associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (ii) a reduction of $383,000 in estimated expenses to correct a product performance issue. If these benefits had not been recorded, Satellite would have had a negative gross margin in the six months ended August 31, 2008 of 2.9%.

     Wireless DataCom gross profit declined 41% to $4.5 million in the fiscal 2010 second quarter compared to $7.5 million in the second quarter of last year. Wireless DataCom's gross margin decreased to 32.0% in the second quarter of fiscal 2010 from 37.5% in the second quarter of fiscal 2009 due primarily to the decline in revenue.

     Wireless DataCom gross profit decreased 46% to $8.8 million in the six months ended August 31, 2009, compared to $16.2 million for the same period of the prior year. Wireless DataCom gross margin decreased from 40% in the first half of fiscal 2009 to 32% in the first half of fiscal 2010 due to the decline in revenue and to the $1.5 million patent sale last year for which there was no associated cost. Excluding the patent sale, Wireless DataCom gross margin was 37.9% for the six months ended August 31, 2008.

    See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense decreased by $498,000 to $2,633,000 in the second quarter of fiscal 2010 from $3,131,000 last year. For the six month year-to-date periods, R&D expense decreased $800,000 from $6,331,000 last year to $5,531,000 this year. These decreases are primarily due to personnel reductions in the Public Safety Mobile unit of the Wireless DataCom segment.

     Consolidated selling expenses increased 46% to $2,402,000 in the second quarter of this year from $1,647,000 last year. For the six month year-to-date periods, selling expenses increased by $684,000 from $3,919,000 last year to $4,603,000 this year. These year-over-year increases are primarily due to bad debt reserve reductions in the three and six month periods of last year of $722,000 and $927,000, respectively, related to a Wireless DataCom customer.

     Consolidated general and administrative expenses ("G&A") decreased by $765,000 to $2,501,000 in the second quarter of this year from $3,266,000 last year. Cost reduction actions implemented by the Company subsequent to the second quarter of last year resulted in lower G&A expense in the second quarter of this year. G&A expense in the second quarter of last year included a $303,000 charge for severance costs for the Company's former Chief Operations Officer.

     For the six month periods, consolidated G&A decreased by $1.1 million to $5.3 million for fiscal 2010 from $6.4 million last year. The decrease is attributable to (i) cost reduction actions; (ii) a $573,000 decrease in legal expense in the current year compared to last year; and (iii) the aforementioned severance costs of $303,000 in fiscal 2009. Partially offsetting the effect of these cost reductions on G&A was an increase of $439,000 in stock-based compensation expense because the second half of last year included a reduction of stock compensation expense as the result of the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.

     Amortization of intangible assets decreased from $1,240,000 in the second quarter of last year to $342,000 in the second quarter of this year. For the six month periods, amortization of intangibles decreased by $1.9 million to $683,000 for fiscal 2010 from $2.6 million last year. These reductions are attributable to the lower carrying value of intangible assets as a result of the impairment write-down recorded in the fourth quarter of fiscal 2009.

     Non-operating Expense, Net

     Non-operating expense in the second quarter of this year was $1.2 million, compared to $334,000 in the second quarter of last year. The change was due to a loss of $1.0 million on the sale of an investment in the preferred stock of a privately held company in the second quarter of this year, partially offset by a decrease in net interest expense of $187,000 as a result of lower average outstanding bank debt during the current period.

     Non-operating expense was $1.6 million in the six months ended August 31, 2009, compared to non-operating expense of $750,000 in the six months ended August 31, 2008. The decrease was due to the aforementioned loss on sale of investment of $1.0 million and a $246,000 foreign currency loss this year compared to a foreign currency gain of $133,000 gain last year. These losses were partially offset by a decrease in net interest expense of $506,000 as a result of lower average outstanding bank debt during the six months ended August 31, 2009.

     Income Tax Provision

     The effective income tax benefit rate was 0% and 34% in the six months ended August 31, 2009 and 2008, respectively. No tax benefit was recorded during the three and six months ended August 31, 2009 because future realizability of such benefit was not considered to be more likely than not.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,401,000 at August 31, 2009. During the six months ended August 31, 2009, cash and cash equivalents decreased by $2,512,000. Cash was used for debt repayments of $7,683,000 and capital expenditures of $544,000, partially offset by cash provided by operations of $3,434,000, proceeds from the sale of investment of $992,000, collections on a note receivable of $150,000, borrowings on the working capital line of credit of $1 million, and the effect of exchange rate changes on cash of $175,000.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement (collectively, the "Banks"). At August 31, 2009, the Company had an outstanding principal balance of $12,985,000 under the term loan of the Credit Agreement and $1,000,000 under the working capital line of credit ("revolver").

     On August 4, 2009, the Company entered into the Ninth Amendment and Consent to the Credit Agreement, pursuant to which proceeds of $1 million from the sale of the Company's investment in preferred stock of a privately held company were applied to the scheduled principal payment on September 30, 2009, thereby reducing the amount paid on that date from $1,600,000 to $600,000. See Note 11 to the accompanying unaudited consolidated financial statements for further details of this investment sale.

     On October 5, 2009, the Company entered into the Tenth Amendment and Waiver to the Credit Agreement (the "Tenth Amendment"), pursuant to which the Banks waived the Company's noncompliance with the financial covenants pertaining to minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) as of August 29, 2009 and Wireless DataCom revenues as of September 26, 2009. The Tenth Amendment also changed the interest rate structure, as described below, and imposed an amendment fee of $100,000 that will be waived if all borrowings under the Credit Agreement are repaid by December 31, 2009.

     Borrowings under the Credit Agreement are secured by substantially all of the assets of CalAmp Corp. and its domestic subsidiaries. At August 31, 2009, the effective interest rate on the bank term loan was 4.01%, comprised of a one-month LIBOR rate of 0.26% plus a LIBOR Margin of 3.75%. Pursuant to the Tenth Amendment, effective October 5, 2009 borrowings under the Credit Agreement bear interest at either: (i) BMO's prime rate or 3.00%, whichever is greater, plus a margin of 4.25% ("Prime Based Loans"); or (ii) LIBOR or 2.00%, whichever is greater, plus a margin of 5.25% ("LIBOR Based Loans"). Interest is payable on the last day of the calendar quarter for Prime Based Loans and at the end of the fixed-rate LIBOR period (ranging from 1 to 12 months) in the case of LIBOR Based Loans. The effective interest rate on the bank term loan was increased to 7.25% at October 5, 2009 as a result of the Tenth Amendment.

     The Credit Agreement also provides for a revolver of $3,375,000. At August 31, 2009, there were outstanding borrowings on the revolver of $1,000,000 bearing interest at 7.25%. Effective October 5, 2009, the interest on the revolver was increased to 7.50%. At August 31, 2009, $1,725,000 of the working capital line of credit was reserved for outstanding irrevocable stand-by letters of credit and $650,000 was available for working capital borrowings.

     The Company is required to make mandatory prepayments under the credit facility in certain circumstances, including following the Company's incurrence of certain indebtedness, disposition of its property or extraordinary income. The Credit Agreement has a maturity date of December 31, 2009, at which time all outstanding borrowings are due and payable. In addition, a fee of $250,000 will be due and payable to the Banks on December 31, 2009, except that $100,000 of this fee will be waived if the debt is repaid by December 31, 2009.

     The Credit Agreement also includes customary affirmative and negative covenants including, without limitation, negative covenants regarding additional indebtedness, investments, maintenance of the business, liens, guaranties, transfers and sales of assets, and the payment of dividends and other restricted payments.

     As noted above, the Company's Credit Agreement with the Banks has a maturity date of December 31, 2009. Prior to maturity the Company expects to refinance the outstanding borrowings under the Credit Agreement with an asset-based loan, possibly supplemented by proceeds from other funding sources. Although the Company believes that its expectations are reasonable, in light of the Company's current financial condition, economic conditions generally, and the state of the credit markets at the present time, no assurance can be given that the Company will be able to refinance the outstanding borrowings under the Credit Agreement from other funding sources prior to the maturity date.

     On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. This repayment rate was subsequently increased to $20 per unit for certain product shipments made during January through May 2009. At August 31, 2009, the note had a balance of $410,000.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2009 the Company had a $2.2 million reserve for accrued warranty costs and a $1.1 million inventory reserve in connection with the aforementioned DBS product performance issue. Also as described in Note 13 to the accompanying unaudited consolidated financial statements, at August 31, 2009 the Company has a vendor commitment liability of $0.8 million related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar as its functional currency, while the Company's French subsidiary uses the U.S. dollar as its functional currency. A cumulative foreign currency translation loss related to the Company's Canadian and French subsidiaries of $63,000 and $801,000, respectively, is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at August 31, 2009. Foreign currency gain (loss) included in the consolidated statements of operations for the six months ended August 31, 2009 and 2008 was $(246,000) and $133,000, respectively.

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


                      PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

      In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against the Company, the former owner of the Company's Aercept business and one of Aercept's distributors. The plaintiff seeks monetary damages in an amount not yet specified. The class has not been certified. The lawsuit alleges that Aercept made misrepresentations when the plaintiff purchased analog vehicle tracking devices in 2005, which was prior to CalAmp's acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. The Company is seeking dismissal of the lawsuit on the basis that the plaintiff's assertion of successor liability is not supported by the law or the facts. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

      In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff's claims and asserted counterclaims. The District Court subsequently ordered the dismissal of infringement claims related to three patents. In June 2008, the United States Patent and Trademarks Office ("USPTO") issued a preliminary office action rejecting the plaintiff's claims on the fourth patent. In August 2008, the plaintiff filed a response to the USPTO's preliminary office action requesting reconsideration. The case was stayed by the District Court pending a final decision by the USPTO in the reexamination proceeding. In June 2009, the USPTO issued a notice indicating that the reexamination of the fourth patent is about to be concluded and that the fourth patent will be confirmed as patentable. The Company continues to believe the lawsuit is without merit and intends to vigorously defend against this action. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.


ITEM 1A.  Risk Factors

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2009, for a discussion of factors that could materially affect the Company's business, financial condition or future results.


ITEM 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2009 Annual Meeting of Stockholders held on July 30, 2009, six directors stood for reelection to a one year term expiring at the fiscal 2010 Annual Meeting. All six of the director nominees were reelected. The results of the election of directors are summarized as follows:

                                                 Votes
                                               Against or
                                   Votes For    Withheld      Unvoted
                                   ---------    --------      -------
    Frank Perna, Jr.               19,431,406   3,344,085    2,443,504
    Kimberly Alexy                 19,297,634   3,477,857    2,443,504
    Richard Gold                   22,011,230     764,261    2,443,504
    A.J. "Bert" Moyer              19,630,674   3,144,817    2,443,504
    Thomas Pardun                  19,298,978   3,476,513    2,443,504
    Larry Wolfe                    22,012,796     762,695    2,443,504

     In addition to the election of directors, the stockholders voted on a proposed restatement and amendment of the Company's 2004 Incentive Stock Plan, as described below. Following is a summary of the voting results on this proposal, which was approved by the stockholders:

                                                 Votes
                                              Against or   Votes
                                   Votes For   Withheld  Abstained  Unvoted
                                   ---------   --------  ---------  -------
Restatement and amendment of the
 2004 Incentive Stock Plan to
 increase the number of shares of
 common stock reserved for issuance
 by 3,000,000 and to make certain
 other changes therein              8,728,569  3,929,087  116,753 12,444,586


ITEM 5.  OTHER INFORMATION

     On October 5, 2009, the Company entered into the Tenth Amendment and Waiver to the Credit Agreement ("Tenth Amendment"), which is attached as
Exhibit 10.1 to this Form 10-Q. The information in Note 4 to the accompanying unaudited consolidated financial statements as it pertains to the Tenth Amendment is incorporated by reference to this Item 5.


ITEM 6. EXHIBITS

        Exhibit 10.1 - Tenth Amendment and Waiver to Credit Agreement
                       between CalAmp Corp., Bank of Montreal and other lenders party thereto dated October 5, 2009

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


      October 8, 2009                      /s/ Richard K. Vitelle
      ---------------                      ----------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)


1