Form 10-Q
period 2009-11-28
CalAmp Corp.
filed 2010-01-07
CIK 730255

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:       November 28, 2009
                                          _________________

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

Large accelerated filer [ ]                    Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check
 if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant had 27,660,728 shares of Common Stock outstanding as of December 31, 2009.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALAMP CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (In thousands except par value amounts)

                                                     November 30,  February 28,
                                                        2009         2009
                                                      --------     --------
             Assets
Current assets:
   Cash and cash equivalents                          $  4,515     $  6,913
   Accounts receivable, less allowance for
    doubtful accounts of $563 and $552 at November
    30, 2009 and February 28, 2009, respectively        14,458       13,682
   Inventories                                          11,633       15,139
   Deferred income tax assets                            3,473        3,479
   Prepaid expenses and other current assets             4,119        4,962
                                                      --------     --------
          Total current assets                          38,198       44,175
                                                      --------     --------
Property, equipment and improvements, net of
 accumulated depreciation and amortization               2,175        2,139
Deferred income tax assets, less current portion         9,254       13,111
Intangible assets, net                                   5,486        6,473
Other assets                                             1,909        3,749
                                                      --------     --------
                                                      $ 57,022     $ 69,647
                                                      ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Bank loan payable                                  $ 13,955     $ 17,550
   Note payable                                            -          3,528
   Accounts payable                                     15,609        5,422
   Accrued payroll and employee benefits                 2,707        3,380
   Accrued warranty costs                                1,999        3,286
   Other current liabilities                             3,002        8,683
   Deferred revenue                                      4,039        3,609
                                                      --------     --------
          Total current liabilities                     41,311       45,458
                                                      --------     --------
Non-current liabilities                                    546          990

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 3,000 shares
    authorized; no shares issued or outstanding            -            -
   Common Stock, $.01 par value; 40,000 shares
    authorized; 25,729 and 25,217 shares issued
    and outstanding at November 30, 2009 and
    February 28, 2009, respectively                        257          252
   Additional paid-in capital                          146,085      144,881
   Accumulated deficit                                (130,333)    (120,814)
   Accumulated other comprehensive loss                   (844)      (1,120)
                                                      --------     --------
          Total stockholders' equity                    15,165       23,199
                                                      --------     --------
                                                      $ 57,022     $ 69,647
                                                      ========     ========
           See notes to unaudited consolidated financial statements.

                          CALAMP CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands except per share amounts)

                                Three Months Ended      Nine Months Ended
                                    November 30,           November 30,
                                -------------------     -------------------
                                  2009       2008          2009      2008
                                --------   --------     --------   --------
Revenues                       $ 30,692    $ 25,834     $ 77,632   $ 77,043

Cost of revenues                 24,795      18,193       62,224     52,505
                               --------    --------     --------   --------
Gross profit                      5,897       7,641       15,408     24,538
                               --------    --------     --------   --------
Operating expenses:
  Research and development        2,726       3,199        8,257      9,530
  Selling                         2,517       2,656        7,120      6,575
  General and administrative      2,753       2,990        8,011      9,352
  Intangible asset amortization     342       1,240        1,025      3,812
                               --------    --------     --------   --------
Total operating expenses          8,338      10,085       24,413     29,269
                               --------    --------     --------   --------
Operating loss                   (2,441)     (2,444)      (9,005)    (4,731)

Non-operating income (expense):
  Interest expense, net            (243)       (476)        (622)    (1,361)
  Loss on sale of investment        -           -         (1,008)       -
  Other income (expense), net        (9)        (46)        (258)        89
                               --------    --------     --------   --------
Total non-operating expense        (252)       (522)      (1,888)    (1,272)
                               --------    --------     --------   --------
Loss before income taxes         (2,693)     (2,966)     (10,893)    (6,003)

Income tax benefit                1,374       1,128        1,374      2,170
                               --------    --------     --------   --------
Net loss                       $ (1,319)   $ (1,838)    $ (9,519)  $ (3,833)
                               ========    ========     ========   ========

Basic and diluted loss
  per share                    $  (0.05)   $  (0.07)    $  (0.38)  $  (0.15)
                               ========    ========     ========   ========

Shares used in computing
  basic and diluted loss
  per share                      25,015      24,809       24,931     24,750



          See notes to unaudited consolidated financial statements.

                        CALAMP CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                         Nine Months Ended
                                                            November 30,
                                                       ---------------------
                                                         2009          2008
                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (9,519)     $ (3,833)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                        1,906         5,552
    Stock-based compensation expense                     1,416           838
    Deferred tax assets, net                               -          (2,371)
    Loss on sale of investment                           1,008           -
    Changes in operating assets and liabilities:
      Accounts receivable                                 (739)        4,643
      Inventories                                        3,588         5,117
      Prepaid expenses and other assets                    587         1,269
      Accounts payable                                  10,187        (3,315)
      Other accrued liabilities                         (4,642)       (3,658)
      Deferred revenue                                     430          (991)
    Other                                                   24           -
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                4,246         3,251
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (835)         (650)
  Proceeds from sale of investment                         992           -
  Collections on note receivable                           225           420
  Earnout payments on Technocom acquisition                -          (1,183)
  Other                                                    (36)          296
                                                       -------       -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           346        (1,117)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowing                 1,650           -
  Debt repayments                                       (8,808)       (2,778)
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                   (7,158)       (2,778)
                                                       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    168          (241)
                                                       -------       -------
Net change in cash and cash equivalents                 (2,398)         (885)
Cash and cash equivalents at beginning of period         6,913         6,588
                                                       -------       -------
Cash and cash equivalents at end of period            $  4,515      $  5,703
                                                       =======       =======



          See notes to unaudited consolidated financial statements.

                      CALAMP CORP. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED NOVEMBER 30, 2009 and 2008


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

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2009 fell on February 28, 2009. The actual interim periods ended on November 28, 2009 and November 29, 2008. In the accompanying unaudited consolidated financial statements, the 2009 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 12, 2009.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2009 and its results of operations for the three and nine months ended November 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

     The accompanying consolidated balance sheet as of February 28, 2009 contains certain reclassifications to conform with the presentation used in the unaudited balance sheet as of November 30, 2009.

     The Company has evaluated subsequent events through January 7, 2010, the date these interim financial statements were issued, for matters of potential accounting recognition or financial statement disclosure.


Note 2 - INVENTORIES

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost (determined on the first-in, first-out method) or net realizable value, and consist of the following (in thousands):

                                            November 30,   February 28,
                                               2009            2009
                                              ------         -------
       Raw materials                         $ 9,778         $12,036
       Work in process                           411             164
       Finished goods                          1,444           2,939
                                             -------         -------
                                             $11,633         $15,139
                                             =======         =======

Note 3 - INTANGIBLE ASSETS

            Intangible assets are comprised as follows (in thousands):

                                 November 30, 2009              February 28, 2009
                             --------------------------    ----------------------------
                                New    Accumulated            New    Accumulated
             Amortization       Cost     Amorti-              Cost     Amorti-
               Period          Basis     zation     Net       Basis    zation     Net
               ------          ------    ------    -----      -----    ------    ------
Developed/core
 technology     5-7 yrs.       $3,101    $  830   $2,271     $3,101   $  155    $2,946
Customer lists  5-7 yrs.        1,339       374      965      1,339       70     1,269
Covenants not
 to compete     4-5 yrs.          138        52       86        138       10       128
Patents         5 yrs.             39         5       34         -        -         -
Tradename      Indefinite       2,130        -     2,130      2,130       -      2,130
                                -----    ------    -----      -----    -----     -----
                               $6,747    $1,261   $5,486     $6,708   $  235    $6,473
                                =====    ======    =====      =====    =====     =====

      Amortization expense of intangible assets was $342,000 and $1.2 million for the three months ended November 30, 2009 and 2008, respectively, and was $1.0 million and $3.8 million for the nine month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom business. The new cost basis of intangible assets was established effective as of December 31, 2008 in connection with recognizing a fiscal 2009 fourth quarter impairment charge that reduced the carrying amount of intangible assets other than goodwill by $13.5 million and that resulted in netting accumulated amortization of $12.8 million at that date against the original cost basis of such intangible assets.

     Estimated amortization expense for the fiscal years ending February 28 is as follows (in thousands):
                 2010 (remainder)   $  342
                 2011                1,133
                 2012                  990
                 2013                  732
                 2014                  159
                                     -----
                                    $3,356
                                     =====

Note 4 - FINANCING ARRANGEMENTS

Bank Credit Facility

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. At November 30, 2009, the Company had an outstanding principal balance of $13,955,000 consisting of $12,305,000 under the term loan of the Credit Agreement and $1,650,000 under the working capital line of credit ("revolver"). Also at November 30, 2009, $1,100,000 of the revolver was reserved for outstanding irrevocable stand-by letters of credit.

     As further described in Note 14 to the accompanying unaudited consolidated financial statements, on December 22, 2009 the Company paid in full the $13,955,000 outstanding principal balance under its credit facility with BMO and two other banks, which had a maturity date of December 31, 2009. The Company also placed a cash deposit of $1,155,000 with BMO to secure the outstanding irrevocable stand-by letters of credit.

Note Payable

     On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that was payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. This repayment rate was subsequently increased to $20 per unit for certain product shipments made during January through May 2009. At November 30, 2009, this note had been paid in full.


Note 5 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

     The Income Taxes Topic of the FASB Accounting Standards Codification defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities and also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. At November 30, 2009, the Company had unrecognized tax benefits of $1,265,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

     The Company files income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. Income tax returns filed for fiscal years 2005 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2006 through 2009 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company's French subsidiary for fiscal years 2004 through 2007 are currently being examined by the French tax authorities. Certain income tax returns for fiscal years 2006 through 2009 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At November 30, 2009, the Company had a net deferred income tax asset balance of $12,727,000. The current portion of the deferred tax assets is $3,473,000 and the noncurrent portion is $9,254,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $53.3 million and a valuation allowance of $40.6 million. During the quarter ended November 30, 2009, the Company recorded an increase in deferred income tax assets of $18.1 million that was attributable to the unrecovered cost basis in an inactive subsidiary that was dissolved. A corresponding increase in the deferred tax asset valuation allowance was also recorded because future realization of such tax benefits is not considered to be more likely than not. In connection with recording this increase in deferred tax assets for the unrecovered cost basis in the inactive subsidiary that was dissolved, the Company reversed an uncertain tax position of $3.8 million from income taxes payable with a corresponding reduction of deferred tax assets. This reversal related to a portion of a tax loss carryforward of the liquidated subsidiary that was extinguished as a result of claiming an income tax benefit for the unrecovered cost basis of that subsidiary.

     The effective income tax benefit rate was 13% and 36% in the nine months ended November 30, 2009 and 2008, respectively. The tax benefit of $1.4 million during the three and nine month periods ended November 30, 2009 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded for three and nine month periods ended November 30, 2009 because future realizability of such benefit was not considered to be more likely than not.


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

     The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities outstanding of 4,261,000 and 3,207,000 at November 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share). These potentially dilutive securities consist of options, warrants, unvested restricted stock, and unvested restricted stock units ("RSUs").


Note 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income
(loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three and nine months ended November 30, 2009 and 2008 (in thousands):

                                Three Months Ended       Nine Months Ended
                                    November 30,            November 30,
                                -------------------     -------------------
                                  2009       2008          2009      2008
                                --------   --------     --------   --------
 Net loss                       $(1,319)   $ (1,838)    $(9,519)   $(3,833)

 Foreign currency
  translation adjustments           (20)       (632)        276     (1,055)
                                -------    --------     -------    -------
 Comprehensive loss             $(1,339)   $ (2,470)    $(9,243)   $(4,888)
                                =======    ========     =======    =======


Note 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the consolidated statements of operations (in thousands):
                                Three Months Ended       Nine Months Ended
                                    November 30,            November 30,
                                -------------------     -------------------
                                  2009       2008          2009      2008
                                --------   --------     --------   --------
    Cost of revenues           $    55     $    30     $   103     $    53
    Research and development        85         100         210         195
    Selling                         39          24          90          72
    General and administrative     379         323       1,013         518
                                ------      ------      ------      ------
                               $   558     $   477     $ 1,416     $   838
                                ======      ======      ======      ======

     Changes in the Company's outstanding stock options during the nine months ended November 30, 2009 were as follows:

                                                                   Weighted       Aggregate
                                     Number of    Weighted          Average       Intrinsic
                                      Options      Average         Remaining        Value
                                      (000s)   Exercise Price  Contractual Term     (000s)
                                     --------  --------------  ----------------   ---------
Outstanding at February 28, 2009      1,869       $ 8.20
Granted                                 320       $ 1.48
Exercised                               -
Forfeited or expired                    (78)      $11.80
                                      -----
Outstanding at November 30, 2009      2,111       $ 7.05            6.3 years      $1,176
                                      =====
Exercisable at November 30, 2009      1,233       $ 4.70            4.7 years      $  156
                                      =====

     Changes in the Company's unvested restricted stock shares and RSUs during the nine months ended November 30, 2009 were as follows:

                                                     Weighted
                                     Number of        Average
                                  Shares and RSUs  Fair Value at
                                      (000s)        Grant Date
                                     --------       ----------
Outstanding at February 28, 2009        907           $ 2.50
Granted                               1,140             1.79
Vested                                 (231)            2.49
Forfeited                               (36)            2.29
                                      -----           ------
Outstanding at November 30, 2009      1,780           $ 2.05
                                      =====           ======

     Of the 231,000 restricted stock shares and RSUs that vested during the period, 71,293 shares were retained by the Company to cover the required amount of employee withholding taxes.

     As of November 30, 2009, there was $4.3 million of total unrecognized stock-based compensation cost related to unvested stock options, restricted stock and RSUs. This amount will be recognized as compensation expense over an estimated weighted-average remaining vesting period of 2.8 years, subject to periodic adjustments for forfeitures.

     On October 6, 2009, the Company issued to a supplier warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants, which will become exercisable on April 6, 2010, have an expiration date of October 6, 2012. The fair value of the warrants determined using the Black-Scholes Option Pricing Model was $32,000, which is being amortized to expense over the six-month vesting period.


Note 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers that accounted for 10% or more of consolidated revenues for the three and nine months ended November 30, 2009 or 2008, as a percent of consolidated revenues, are as follows:

                              Three Months Ended        Nine Months Ended
                                 November 30,              November 30,
                              -------------------     -------------------
               Customer         2009        2008        2009        2008
                              -------     -------     -------     -------
                  A             54.6%       19.4%       46.2%       10.0%
                  B               -          8.9%         -         13.2%

     The accounts receivable balance from Customer A, expressed as a percent of consolidated net accounts receivable, is as follows:

                          November 30,    February 28,
               Customer      2009            2009
                            ------          ------
                  A          46.9%           26.3%

     There were no accounts receivable from Customer B at November 30, 2009 and February 28, 2009.

     Customers A and B are customers of the Company's Satellite business unit. See Note 13 for a description of a product performance issue and related matters involving Customer A.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for 50% and 19% of the Company's total inventory purchases in the nine months ended November 30, 2009 and 2008, respectively. As of November 30, 2009, this supplier accounted for 54% of the Company's total accounts payable.


Note 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the nine months ended November 30, 2009 and 2008 is as follows (in thousands):

                                        Nine months ended
                                           November 30,
                                        -----------------
                                          2009      2008
                                        -------   -------
      Balance at beginning of period    $ 3,286   $ 4,869
      Charged to costs and expenses         397       206
      Deductions                         (1,684)   (1,154)
                                        -------    ------
      Balance at end of period          $ 1,999   $ 3,921
                                        =======    ======

Note 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

                                        Nine months ended
                                           November 30,
                                        -----------------
                                          2009      2008
                                        -------   -------
Interest paid                            $  531    $  987
Income taxes paid (refunded)             $   (5)   $ (790)


     Other current liabilities in the consolidated balance sheets consist of the following (in thousands):

                                    November 30,     February 28,
                                        2009            2009
                                      -------          ------
Income taxes payable                  $     9         $ 5,218
Vendor commitment liability               725           1,283
Other                                   2,268           2,182
                                      -------         -------
                                      $ 3,002         $ 8,683
                                      =======         =======

     Income taxes payable was reduced by a total of $5,184,000 during the quarter ended November 30, 2009 due to the resolution of uncertain tax positions as discussed in Note 5 herein.

     Non-operating income (expense) in the consolidated statement of operations for the nine months ended November 30, 2009 included a $1.0 million loss on the sale of an investment. This loss was incurred on the Company's sale in July 2009 of its investment in the preferred stock of a privately-held company to a group of investors not affiliated with the Company. The carrying value of this investment at the time of sale was $2.0 million, and the sales price was $1.0 million.


Note 12 - SEGMENT INFORMATION

     Segment information for the three and nine months ended November 30, 2009 and 2008 is as follows (dollars in thousands):

                          Three months ended                        Three months ended
                           November 30, 2009                         November 30, 2008
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                  Wireless
                 Satellite   DataCom   Corporate   Total    Satellite  DataCom   Corporate   Total
                 --------   --------   -------    -----     --------   -------    -------    -----
 Revenues        $ 16,802   $ 13,890            $ 30,692    $  7,384   $ 18,450            $ 25,834

 Gross profit    $  1,647   $  4,250            $  5,897    $    253   $  7,388            $  7,641

 Gross margin        9.8%       30.6%               19.2%        3.4%      40.0%               29.6%

 Operating
  income (loss)  $    494   $ (1,848)  $(1,087) $ (2,441)   $   (838)  $   (293)  $(1,313) $ (2,444)



                           Nine months ended                         Nine months ended
                           November 30, 2009                         November 30, 2008
                  ------------------------------------      -------------------------------------
                 Business Segments                          Business Segments
                 -------------------                        -------------------
                             Wireless                                   Wireless
                 Satellite   DataCom   Corporate   Total    Satellite   DataCom   Corporate  Total
                 --------   --------   -------    -----     --------   -------    -------   ------
 Revenues        $ 36,015   $ 41,617            $ 77,632    $ 18,201   $ 58,842            $ 77,043

 Gross profit    $  2,405   $ 13,003            $ 15,408    $    905   $ 23,633            $ 24,538

 Gross margin         6.7%     31.2%                19.9%        5.0%     40.2%                31.8%

 Operating
  income (loss)  $   (851)  $(4,791)   $(3,363) $ (9,005)   $ (2,494)  $  1,680   $(3,917) $ (4,731)


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

     Corporate expenses include stock-based compensation expense of $263,000 and $228,000 in the three months ended November 30, 2009 and 2008, respectively, and $704,000 and $248,000 in the nine month periods then ended.


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

     At November 30, 2009, the Company has aggregate reserves of $3.4 million for this matter, of which $1.1 million is an inventory reserve, $0.7 million is a vendor commitment liability included in other accrued liabilities, and the remaining $1.6 million is a reserve for accrued warranty costs. The Company believes that its established reserves will be adequate to cover the full resolution of this matter.

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

     While the outcome of these claims cannot be predicted with certainty, management believes that the outcome of any of these legal matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Other Contingencies
-------------------

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


Note 14 - SUBSEQUENT EVENTS

     On December 22, 2009, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Square 1 Bank of Durham, North Carolina. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company's eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank's prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $120,000 to Square 1 Bank in connection with this new credit facility.

     The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA"). The Loan Agreement also provides for a number of standard events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement also requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

     Also on December 22, 2009, the Company entered into a Subordinated Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with nine investors. The Company raised $1,925,000 from this issuance of subordinated debt (the "Subordinated Notes"). The Company sold $325,000 in principal amount of Subordinated Notes to three investors affiliated with the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last day of June and December, and all Subordinated Note principal is payable at the maturity date. The Company also issued a total of 192,500 common stock purchase warrants (the "Warrants") to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company's common stock for the 20 consecutive trading days prior to December 22, 2009. The Subordinated Notes and Warrants were sold in a private placement transaction, have not been registered under the Securities Act of 1933, as amended, and were not and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     Pursuant to the Note Purchase Agreement, the Company and the holders of the Warrants entered into a Registration Rights Agreement, dated December 22, 2012 (the "Warrant Registration Rights Agreement"). Under the Warrant Registration Rights Agreement, if the Company proposes to register any shares of its common stock, it will use reasonable efforts to effect the registration of the shares of common stock underlying the Warrants.

     Also on December 22, 2009, the Company sold 1,931,819 shares of common stock for $4,250,000 in a private placement with 13 investors, none of whom were officers, directors, or other affiliates of the Company. The Company issued these securities in reliance upon an exemption from registration under Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933, as amended. The Company agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission and have it declared effective for purposes of registering these privately-issued securities.

      B. Riley & Co. LLC, the Company's financial advisor, was paid a placement fee of $209,000 in connection with the Square 1 Bank Loan Agreement and the Subordinated Note and Warrant Purchase Agreement and $161,000 in connection with the equity private placement. B. Riley & Co. LLC or its employee retirement trust purchased a total of $300,000 of the Subordinated Notes. B. Riley & Co. LLC or its officers and employees also purchased a total of 329,546 shares in the private placement.

     And finally on December 22, 2009, the Company paid in full the $13,955,000 outstanding principal balance of its credit facility with Bank of Montreal and two other banks, which had a maturity date of December 31, 2009. The funds for this payoff were provided by a drawdown of $7,780,000 under the new revolving credit facility with Square 1 Bank and proceeds of $1,925,000 from the issuance of subordinated debt, supplemented by proceeds of $4,250,000 from the private placement of common stock. As a result of this payoff, the credit facility with Bank of Montreal and the two other banks was terminated. The Company borrowed an additional $1,150,000 under the new credit facility and deposited this amount with Bank of Montreal to secure outstanding irrevocable stand-by letters of credit issued by that bank.


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

     Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency, disputes or other collection issues. As further described in Note 9 to the accompanying unaudited consolidated financial statements, the Company's customer base is concentrated, with one customer accounting for 46% of the Company's total revenue for the nine months ended November 30, 2009 and 47% of the Company's net accounts receivable balance at that date. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

     Inventories

     The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, which is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future. In addition and as further described in Note 9 to the accompanying unaudited consolidated financial statements, the Company's suppliers are concentrated, with one supplier accounting for 50% of the Company's total cost of sales for the nine months ended November 30, 2009. Any material disruption in the delivery of inventory by this supplier could have a material adverse effect on the Company's ability to timely meet its order requirements.

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

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2009 the Company had a $1.6 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. While the Company believes that the warranty reserve will be adequate to cover total future product rework costs for this issue, no assurances can be given that the ultimate costs will not materially differ from the current estimate.

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

     Income Taxes Topic of the FASB Accounting Standards Codification defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities and also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. At November 30, 2009, the Company had unrecognized tax benefits of $1,265,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

     At November 30, 2009, the Company had a net deferred income tax asset balance of $12,727,000. The current portion of the deferred tax assets is $3,473,000 and the noncurrent portion is $9,254,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $53.3 million and a valuation allowance of $40.6 million.

     Impairment Assessments of Purchased Intangible Assets and
      Other Long-Lived Assets

     At November 30, 2009, the Company had $5.5 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of purchased intangible assets and other long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

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

     Stock-Based Compensation Expense

     Stock Compensation Topic of the FASB Accounting Standards Codification requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. Accordingly, the Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time is at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term "forfeitures" is distinct from "cancellations" or "expirations", and refers only to the unvested portion of the surrendered equity awards.


RESULTS OF OPERATIONS

     Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2009 fell on February 28, 2009. The actual interim periods ended on November 28, 2009 and November 29, 2008. In the accompanying unaudited consolidated financial statements, the 2009 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

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

     Satellite

     The Company's DBS reception products are sold primarily to the two U.S. DBS system operators, Echostar and DirecTV, for incorporation into complete subscription satellite television systems. Prior to fiscal 2008, the Company's overall revenue consisted principally of sales of satellite television outdoor reception equipment for the U.S. DBS industry. As the result of a DBS product performance issue, the Company's historically largest DBS customer substantially reduced its purchases of the Company's products in fiscal 2008. In May 2008, the Company resumed product shipments to this customer. There were no sales to the Company's other DBS customer in the last 12 months due to pricing and competitive pressures and the time period involved in getting next generation products qualified with this customer.

     Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2009                 2008              2009               2008
                  ---------------     ---------------    --------------     --------------
                           % of                % of               % of               % of
    Segment        $000s   Total      $000s    Total       $000s  Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -----     ------   -----
Satellite        $16,802    54.7%    $ 7,384    28.6%   $36,015    46.4%   $18,201    23.6%
Wireless DataCom  13,890    45.3%     18,450    71.4%    41,617    53.6%    58,842    76.4%
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $30,692   100.0%    $25,834   100.0%   $77,632   100.0%   $77,043   100.0%
                  ======   =====      ======   =====     ======   =====    =======   =====

GROSS PROFIT BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2009                 2008               2009              2008
                  ---------------     ---------------    ----------------    --------------
                           % of                % of                % of              % of
    Segment       $000s   Total      $000s    Total       $000s   Total      $000s   Total
  -----------     -------  -----      ------   -----     -------  -------    ------  -------

Satellite        $ 1,647    27.9%   $   253     3.3%   $  2,405   15.6%  $    905    3.7%
Wireless DataCom   4,250    72.1%     7,388    96.7%     13,003   84.4%    23,633   96.3%
                  ------   -----      ------   -----     ------ -------    ------  ------
Total            $ 5,897   100.0%   $ 7,641   100.0%   $ 15,408  100.0%  $ 24,538  100.0%
                  ======   =====     ======   =====      ====== =======    ======  ======


OPERATING INCOME (LOSS) BY SEGMENT

                    Three Months Ended November 30,        Nine Months Ended November 30,
                  -----------------------------------    ---------------------------------
                       2009                 2008               2009              2008
                  ---------------     ---------------    ----------------    --------------
                           % of                % of               % of               % of
    Segment        $000s   Sales      $000s    Sales       $000s  Sales      $000s   Sales
  -----------     -------  -----      ------   -----     -------  -----     ------   -----

Satellite        $   494     1.6%    $  (838)   (3.2%)  $  (851)  (1.1%)   $(2,494)  (3.2%)
Wireless DataCom  (1,848)   (6.0%)      (293)   (1.1%)   (4,791)  (6.2%)     1,680    2.2%
Corporate
 expenses         (1,087)   (3.5%)    (1,313)   (5.1%)   (3,363)  (4.3%)    (3,917)  (5.1%)
                  ------   -----      ------   -----     ------   -----     ------   -----
Total            $(2,441)   (7.9%)   $(2,444)   (9.4%)  $(9,005) (11.6%)   $(4,731)  (6.1%)
                  ======   =====      ======   =====     ======   =====     ======   =====

     Revenue

     Satellite revenue increased $9.4 million, or 128%, to $16.8 million in the three months ended November 30, 2009 from $7.4 million for the same period in the previous fiscal year. As discussed above, the Company's historically largest DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer.
In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this DBS customer were $11.7 million higher for the quarter ended November 30, 2009 compared to the same period last year. However, there were no sales to the Company's other DBS customer in the third quarter of the current fiscal year compared to sales of $2.3 million from that customer for the same period in the previous fiscal year due to pricing and competitive pressures and the time period involved in getting next generation products qualified with this customer. The Company does not expect to begin shipping these next generation products until the second half of fiscal 2011.

     For the nine months ended November 30, 2009, Satellite revenue increased $17.8 million, or 98%, to $36.0 million from $18.2 million for the same period of the prior year. Revenues from the Company's historically largest DBS customer were $28.1 million higher for the nine months ended November 30, 2009 compared to the same period last year due to the reasons noted above. There were no sales to the Company's other DBS customer in the nine months ended November 30, 2009 compared to sales of $10.2 million to that customer for the same period in the previous fiscal year, due to the reasons noted above.

     Wireless DataCom revenue declined by $4.6 million, or 25%, to $13.9 million in the third quarter of fiscal 2010 compared to $18.5 million in the fiscal 2009 third quarter. For the nine months ended November 30, 2009, Wireless DataCom revenue decreased $17.2 million, or 29%, to $41.6 million compared to the same period of the prior year. The decrease in revenue for the three- and nine-month periods is due to lower sales by the Wireless DataCom business units as the result of the global economic downturn.

     Gross Profit and Gross Margins

     Satellite gross profit was $1,647,000 in the fiscal 2010 third quarter compared to $253,000 in the third quarter of last year. Satellite gross margin was 9.8% for the three months ended November 30, 2009, compared to 3.4% for the same period last year. The increase in gross profit and gross margin is attributable to the increase in revenue, which resulted in higher absorption of fixed manufacturing costs.

     The Satellite segment had a gross profit of $2,405,000 for the nine months ended November 30, 2009, compared with a gross profit of $905,000 for the same period last year. The increase in gross profit is attributable to the increase in revenue. Satellite gross margin was 6.7% for the nine months ended November 30, 2009, compared to 5.0% for the same period last year. Gross profit and gross margin for the nine months ended November 30, 2008 were benefited by (i) $587,000 associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (ii) a reduction of $735,000 in estimated expenses to correct a product performance issue. If these benefits had not been recorded, Satellite would have had a negative gross margin in the nine months ended November 30, 2008 of 2.4%.

     Wireless DataCom gross profit declined 42% to $4.3 million in the fiscal 2010 third quarter compared to $7.4 million in the third quarter of last year. Wireless DataCom's gross margin decreased to 30.6% in the third quarter of fiscal 2010 from 40.0% in the third quarter of fiscal 2009 due primarily to the decline in revenue.

     Wireless DataCom gross profit decreased 45% to $13.0 million in the nine months ended November 30, 2009, compared to $23.6 million for the same period of the prior year. Wireless DataCom gross margin was 31.2% for the nine months ended November 30, 2009, compared to 40.2% for the same period last year due to the decline in revenue and to the $1.5 million patent sale last year for which there was no associated cost. Excluding the patent sale, Wireless DataCom gross margin was 38.6% for the nine months ended November 30, 2008.

    See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development ("R&D") expense decreased by $473,000 to $2,726,000 in the third quarter of fiscal 2010 from $3,199,000 last year. For the nine month year-to-date periods, R&D expense decreased $1,273,000 from $9,530,000 last year to $8,257,000 this year. These decreases are primarily due to personnel reductions in the Public Safety Mobile unit of the Wireless DataCom segment.

     Consolidated selling expenses decreased 5% to $2,517,000 in the third quarter of this year from $2,656,000 last year. For the nine month year-to-date periods, selling expenses increased by $545,000 from $6,575,000 last year to $7,120,000 this year. The increase in selling expenses for the nine month periods is primarily due to bad debt reserve reductions last year of $927,000 related to a Wireless DataCom customer.

     Consolidated general and administrative expenses ("G&A") decreased by $237,000 to $2,753,000 in the third quarter of this year from $2,990,000 last year. Cost reduction actions implemented by the Company resulted in lower G&A expense in the third quarter of this year.

     For the nine month periods, consolidated G&A decreased by $1.4 million to $8.0 million for fiscal 2010 from $9.4 million last year. The decrease is attributable to (i) cost reduction actions; (ii) a $566,000 decrease in legal expense in the current year compared to last year; and
(iii) a $303,000 charge for severance costs of the Company's former Satellite Division president in fiscal 2009. Partially offsetting the effect of these expense reductions on G&A was an increase of $495,000 in stock-based compensation expense because the G&A last year included a reduction of stock compensation expense as the result of the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.

     Amortization of intangible assets decreased from $1.2 million in the third quarter of last year to $342,000 in the third quarter of this year. For the nine month periods, amortization of intangibles decreased by $2.8 million to $1.0 million for fiscal 2010 from $3.8 million last year.
These reductions are attributable to the lower carrying value of intangible assets as a result of the impairment write-down recorded in the fourth quarter of fiscal 2009.

     Non-operating Expense, Net

     Non-operating expense in the third quarter of this year was $252,000, compared to $522,000 in the third quarter of last year, primarily due to a decrease in net interest expense of $233,000 as a result of lower average outstanding bank debt during the nine months ended November 30, 2009.

     Non-operating expense was $1.9 million in the nine months ended November 30, 2009, compared to non-operating expense of $1.3 million in the nine months ended November 30, 2008. The increase was due to the loss on the sale of an investment in the preferred stock of a privately held company of $1.0 million in the second quarter of this year and a $255,000 foreign currency loss this year compared to a foreign currency gain of $92,000 gain last year. These losses were partially offset by a decrease in net interest expense of $739,000 as a result of lower average outstanding bank debt during the nine months ended November 30, 2009.

     Income Tax Provision

     The effective income tax benefit rate was 13% and 36% in the nine months ended November 30, 2009 and 2008, respectively. The tax benefit of $1.4 million during the three and nine month periods ended November 30, 2009 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded for the three and nine month periods ended November 30, 2009 because future realizability of such tax benefits is not considered to be more likely than not.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,515,000 at November 30, 2009. During the nine months ended November 30, 2009, cash and cash equivalents decreased by $2,398,000. Cash was used for debt repayments of $8,808,000 and capital expenditures of $835,000, partially offset by cash provided by operations of $4,246,000, proceeds from the sale of investment of $992,000, collections on a note receivable of $225,000, borrowings on the bank line of credit of $1.6 million, and the effect of exchange rate changes on cash of $168,000.

     In May 2006, the Company entered into a Credit Agreement (the "Credit Agreement") with Bank of Montreal (BMO), as administrative agent, and the other financial institutions that from time to time may become parties to the Credit Agreement. At November 30, 2009, the Company had an outstanding principal balance of $13,955,000 consisting of $12,305,000 under the term loan of the Credit Agreement and $1,650,000 under the working capital line of credit ("revolver"). At November 30, 2009, $1,100,000 of the revolver was reserved for outstanding irrevocable stand-by letters of credit.

     On December 22, 2009, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Square 1 Bank of Durham, North Carolina. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company's eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank's prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $120,000 to Square 1 Bank in connection with this new credit facility.

     The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA"). The Loan Agreement also provides for a number of standard events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement also requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

     Also on December 22, 2009, the Company entered into a Subordinated Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with nine investors. The Company raised $1,925,000 from this issuance of subordinated debt (the "Subordinated Notes"). The Company sold $325,000 in principal amount of Subordinated Notes to three investors affiliated with the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last day of June and December, and all Subordinated Note principal is payable at the maturity date. The Company also issued a total of 192,500 common stock purchase warrants (the "Warrants") to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company's common stock for the 20 consecutive trading days prior to December 22, 2009.

     Also on December 22, 2009, the Company sold 1,931,819 shares of common stock for $4,250,000 in a private placement with 13 investors, none of whom were officers, directors, or other affiliates of the Company.

     And finally on December 22, 2009, the Company paid in full the $13,955,000 outstanding principal balance of its credit facility with Bank of Montreal and two other banks, which had a maturity date of December 31, 2009. The funds for this payoff were provided by a drawdown of $7,780,000 under the new revolving credit facility with Square 1 Bank and proceeds of $1,925,000 from the issuance of subordinated debt, supplemented by proceeds of $4,250,000 from the private placement of common stock. As a result of this payoff, the credit facility with Bank of Montreal and the two other banks was terminated. The Company borrowed an additional $1,155,000 from the new credit facility with Square 1 Bank and deposited such amount with Bank of Montreal to secure outstanding irrevocable stand-by letters of credit issued by that bank.

     As further described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2009 the Company had a $1.6 million reserve for accrued warranty costs and a $1.1 million inventory reserve in connection with the aforementioned DBS product performance issue. Also as described in Note 13 to the accompanying unaudited consolidated financial statements, at November 30, 2009 the Company has a vendor commitment liability of $0.7 million related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.


FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company's Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company's business, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2009 as filed with the Securities and Exchange Commission on May 12, 2009. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company's Canadian subsidiary uses the Canadian dollar as its functional currency, while the Company's French subsidiary uses the U.S. dollar as its functional currency. A cumulative foreign currency translation loss related to the Company's Canadian and French subsidiaries of $43,000 and $801,000, respectively, is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at November 30, 2009. Foreign currency gain (loss) included in the consolidated statements of operations for the nine months ended November 30, 2009 and 2008 was $(255,000) and $92,000, respectively.

Interest Rate Risk

      The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the new revolving credit facility of $12 million would have an annual impact of approximately $70,000 net of tax on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. The Subordinated Notes in the aggregate amount of $1,925,000 bear a fixed rate of interest and hence are not subject to interest rate risk.


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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 6, 2009, the Company issued to a supplier warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants, which will become exercisable on April 6, 2010, have an expiration date of October 6, 2012. The warrants were issued in respect of the ongoing services provided by this supplier, and the Company did not receive any cash consideration for the issuance of the warrants. The Company issued these warrants in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


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


      January 7, 2010                      /s/ Richard K. Vitelle
      ---------------                      ----------------------------
            Date                           Richard K. Vitelle
                                           Vice President Finance & CFO
                                          (Principal Financial Officer
                                           and Chief Accounting Officer)