Form 10-K
period 2010-02-28
CalAmp Corp.
filed 2010-05-06
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2010
COMMISSION FILE NUMBER: 0-12182

CALAMP CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 N. Rice Avenue
Oxnard, California (Address of principal executive offices)	93030 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-9000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE

None	None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

$.01 par value Common Stock	Nasdaq Global Select Market

(Title of Class)	(Name of each exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 29, 2009 was approximately $51,157,000. As of April 30, 2010, there were 27,642,267 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 2010 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I
ITEM 1. BUSINESS
THE COMPANY
CalAmp Corp. (“CalAmp” or the “Company”) develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications. The Company’s two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite (“DBS”) market.
WIRELESS DATACOM
The Wireless DataCom segment provides wireless communications technologies, products and services to the wireless networks and mobile resource management markets for a wide range of applications including:
•	Optimizing and automating electricity distribution and ancillary utility functions;
•	Facilitating communication and coordination among emergency first-responders;
•	Increasing productivity and optimizing activities of mobile workforces;
•	Improving management control over valuable remote and mobile assets; and
•	Enabling novel applications in a wirelessly connected world.
CalAmp has expertise in designing and providing solutions involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company’s Wireless DataCom segment is comprised of a Wireless Networks business and a Mobile Resource Management (“MRM”) business, as described further below.
Wireless Networks
CalAmp’s Wireless Networks business provides products and systems to state and local governmental entities and industrial/utility/transportation enterprises for deployment where the ability to communicate with mobile personnel or to command and control remote assets is crucial. The Company’s wireless technology solutions play a strategic role in support of North American Homeland Security initiatives and electrical grid modernization.
Municipal, county and state governments, public safety agencies and emergency first-responders rely on CalAmp solutions for public safety mobile communications. CalAmp designs and builds multi-network wireless systems that permit first-responder fire, police and Emergency Medical Services (EMS) personnel to access data and communicate remotely with colleagues, dispatchers and back-office databases.
Utilities, oil & gas, mining, rail and security companies rely on CalAmp products for wireless data communications to and from outlying locations, permitting real-time monitoring, activation and control of remote equipment. Applications include remotely measuring freshwater and wastewater flows, pipeline flow monitoring for oil and gas transport, automated utility meter reading, remote internet access and perimeter monitoring. CalAmp is among the leaders in the application of wireless communications technology to Smart Grid power distribution automation for electric utilities.
Mobile Resource Management (MRM)
CalAmp’s MRM business addresses the need for location awareness and control of assets on the move. MRM wireless solutions typically include Global Positioning System (“GPS”) location, cellular data modems and programmable events-based notification firmware as key components, allowing customers to know where and how their assets are performing, no matter where those mobile assets are located. Commercial organizations, vehicle finance companies, city and county governments, and a wide range of other enterprises rely on CalAmp products and systems to optimize delivery of services and protect valuable assets. Applications include fleet management, asset tracking, student and school bus tracking and route optimization, stolen vehicle recovery, remote asset security, remote start, and machine-to-machine communications. In addition to functioning as an OEM supplier of location and communications hardware for MRM applications, CalAmp is a total solutions provider of turn-key systems incorporating location and communications hardware, cellular airtime and Web-based remote asset management tools and interfaces.

SATELLITE
The Satellite segment develops, manufactures and sells DBS outdoor customer premise equipment (CPE) for digital and high definition satellite TV reception. CalAmp’s DBS products have been sold primarily to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems.
The Company’s DBS reception products are installed at subscriber premises to receive television programming signals transmitted from orbiting satellites. These DBS reception products consist principally of reflector dish antennae and the outdoor electronics that receive, process, amplify and switch satellite television signals for distribution over coaxial cable to multiple set-top boxes inside the home that can acquire, recognize and process the signal to create a picture.
Revenue of the Company’s Satellite segment amounted to $54.7 million, $26.3 million and $50.5 million in fiscal years 2010, 2009 and 2008, respectively. The decline in Satellite revenue in fiscal years 2009 and 2008 from pre-fiscal 2008 levels was the result of a product performance issue that caused the Company’s historically largest DBS customer to substantially reduce its purchases of the Company’s products. The Company resumed shipments to this customer in fiscal 2009, and sales have continued to ramp up with this customer though fiscal 2010. Nonetheless, revenues from this customer are still less than pre-fiscal 2008 levels. This DBS product performance issue is described in more detail under the Satellite heading in Item 7 of Part II herein and in Note 11 to the accompanying consolidated financial statements. The decline in Satellite revenue in fiscal 2009 compared to fiscal 2008 is primarily the result of a reduction of orders from the Company’s other key DBS customer due to pricing and competitive pressures on older generation products, and the time required to get the next generation product qualified with this customer. The Company is currently developing next generation products for this customer with target delivery in fiscal 2011.
For additional information regarding the Company’s sales by business segment and geographical area, see Note 13 to the accompanying consolidated financial statements.
MANUFACTURING
Electronic devices, components and made-to-order assemblies used in the Company’s products are generally obtained from a number of suppliers, although certain components are obtained from sole source suppliers. Some devices or components are standard items while others are manufactured to the Company’s specifications by its suppliers. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items could have an adverse effect on the Company’s operations.
For the past several years, the Company has outsourced printed circuit board assembly to contract manufacturers in the Pacific Rim. The Company performs final assembly and final test of its satellite products and some Wireless DataCom products at its principal facility in Oxnard, California. The Company performs additional final assembly and tests on other Wireless DataCom products at its facility in Waseca, Minnesota. Printed circuit assemblies are mounted in various metal and plastic housings, electronically tested, and subjected to additional environmental tests prior to packaging and shipping.
A substantial portion of the Company’s components, and substantially all printed circuit board assemblies and housings, are procured from foreign suppliers and contract manufacturers located primarily in mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of, or any political instability in, these countries, could cause disruption of the Company’s supply chain or otherwise disrupt the Company’s operations, which could adversely impact the Company’s business.
ISO 9001 INTERNATIONAL CERTIFICATION
The Company became registered to ISO 9001:1994 in 1995. The Company upgraded its registration to ISO 9001:2000 in 2003 and expects to upgrade it once again, to ISO 9001:2008, in 2010. ISO 9001:2008 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company’s key customers expect their suppliers to have and maintain ISO certification. Registration assessments are performed by Underwriters Laboratories Inc. (“UL”) according to the ISO 9001:2008 International Standard. The Company continually performs internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, most recently in July 2009. The Company has maintained its certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next Compliance Assessment is scheduled for May 2010.

RESEARCH AND DEVELOPMENT
Each of the markets in which the Company competes is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on satellite DBS products, wireless communication systems for utilities, public safety and industrial monitoring and controls for mobile and fixed location IP data communication applications, and cellular tracking products and services for mobile resource management applications. The Company has developed key technology platforms that can be leveraged across many of its businesses and applications. These include communications technology platforms based on proprietary licensed narrowband UHF and VHF frequency radios and modems, standards-based unlicensed broadband wireless IP router/radio modems, and cellular network based tracking units. In addition, development resources have been allocated to broadening existing product lines, reducing product costs and improving performance through product redesign efforts.
Research and development expenses in fiscal years 2010, 2009 and 2008 were $10,943,000, $12,899,000 and $15,710,000, respectively. During this three year period, the Company’s research and development expenses have ranged between 10% and 13% of annual consolidated revenues.
SALES AND MARKETING
The Company’s revenues were derived mainly from customers in the United States, which represented 93%, 89% and 94% of consolidated revenues in fiscal 2010, 2009 and 2008, respectively.
The Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels. The sales and marketing functions for the MRM business are located in San Diego and Irvine, California. The sales and marketing functions for the Wireless Networks business are located in Waseca, Minnesota, Atlanta, Georgia and Montreal. In addition, the Wireless DataCom segment has a small sales office in Europe.
The Satellite segment sells its DBS reception products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located primarily at the Company’s corporate headquarters in Oxnard, California.
Sales to customers that accounted for 10% or more of consolidated annual sales in any one of the last three years, as a percent of consolidated sales, are as follows:

		Year Ended February 28,
Customer	Segment	2010	2009	2008

EchoStar	Satellite	48.6%	15.7%	10.9%
DirecTV	Satellite	—	10.3%	23.9%
EFJ	Wireless	3.9%	9.0%	14.2%
EchoStar and DirecTV serve the North American DBS market. EF Johnson Technologies, Inc. (EFJ) is a provider of two-way land mobile radios and communication systems for law enforcement, firefighters, EMS and the military. Sales to EFJ include sales by the Company directly to EFJ’s subcontractors. During fiscal 2010 the Company did not make any sales to DirecTV because of pricing and competitive pressures on older generation products. The Company is currently developing next generation products for DirecTV with target delivery in fiscal 2011. The Company believes that the loss of EchoStar as a customer could have a material adverse effect on the Company’s financial position and results of operations.
COMPETITION
The Company’s markets are highly competitive. In addition, if the markets for the Company’s products grow, the Company anticipates increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than those of the Company. The Company believes that competition in its markets is based primarily on performance, reputation, product reliability, technical support and price. The Company’s continued success in these markets will depend in part upon its ability to continue to design and manufacture quality products at competitive prices.

Wireless DataCom
The Company believes that the principal competitors for its wireless products include Motorola, GE-MDS, Freewave, GenX, Trackn and Enfora.
Satellite
The Company believes that the principal competitors for its DBS products include Sharp, Wistron NeWeb Corporation, Microelectronics Technology and Pro Brand. Because the Company is typically not the sole source supplier of its satellite products, it is exposed to increased price and margin pressures.
BACKLOG
The Company’s products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company’s backlog at any date is not significant in relation to its annual sales. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company’s backlog as of any particular date may not be indicative of sales for any future period.
INTELLECTUAL PROPERTY
At February 28, 2010, the Company had 19 U.S. patents and 11 foreign patents in its Wireless DataCom business.
Trademarks
CalAmp and Dataradio are federally registered trademarks of the Company.
EMPLOYEES
At February 28, 2010, the Company had approximately 400 employees and approximately 110 contracted production workers. None of the Company’s employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies in California.
EXECUTIVE OFFICERS
The executive officers of the Company are as follows:

NAME	AGE	POSITION
Richard Gold	55	Director and Chief Executive Officer
Michael Burdiek	50	President and Chief Operating Officer
Garo Sarkissian	43	Vice President, Corporate Development
Richard Vitelle	56	Vice President, Finance, Chief Financial Officer and Corporate Secretary
RICHARD GOLD joined the Company in February 2008 and was appointed President and Chief Executive Officer in March 2008. In April 2010, Mr. Gold relinquished the title of President but retained the title of CEO in conjunction with the promotion of Mr. Burdiek to President and COO. Mr. Gold has been a director of the Company since December 2000 and served as Chairman of the Board from July 2004 to February 2008. Prior to joining the Company, Mr. Gold was a Managing Director of InnoCal Venture Capital, a position he held since May 2004. From December 2002 until May 2004, he served as President and Chief Executive Officer of Nova Crystals, Inc., a supplier of optical sensing equipment. He was Chairman of Radia Communications, Inc., a supplier of wireless communications semiconductors, from June 2002 to July 2003. Prior to this, he was the President and Chief Executive Officer of Genoa Corp. and Pacific Monolithics, Inc., and Vice President and General Manager of Adams Russell Semiconductor. He began his career as an engineer with Hewlett-Packard Co.
MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company’s Wireless DataCom segment in March 2007. Mr. Burdiek was appointed Chief Operating Officer in June 2008 and was promoted to President and COO in April 2010. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor to the Kasten Group in the private equity sector. From 1987 to 2003, Mr. Burdiek held a variety of technical and general management positions with Comarco, Inc., a publicly held company, most recently as Senior Vice President and General Manager of Comarco’s Wireless Test Systems unit. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

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
The Company’s executive officers are appointed by and serve at the discretion of the Board of Directors.
AVAILABLE INFORMATION
The Company’s primary Internet address is www.calamp.com. The Company makes its Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC.
Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that the Company files electronically with the SEC.
ITEM 1A. RISK FACTORS
The following list describes several risk factors which are unique to our Company:
The Company is dependent on its major customer, the loss of which could have a material adverse effect on the Company’s future sales and its ability to grow.
The Company’s top customer, EchoStar, accounted for almost half of the Company’s consolidated revenues for fiscal 2010. The loss of EchoStar as a customer, deterioration in its overall business, or a decrease in its volume of sales, could result in decreased sales for us and could have a material adverse impact on our ability to grow our business. A substantial decrease or interruption in business from this key customer could result in write-offs or in the loss of future business and could have a material adverse effect on the Company’s business, financial condition or results of operations.
We do not currently have long-term contracts with customers and our customers may cease purchasing products at any time, which could significantly harm our revenues.
We generally do not have long-term contracts with our customers. As a result, our agreements with our customers do not currently provide us with any assurance of future sales. These customers can cease purchasing products from us at any time without penalty, they are free to purchase products from our competitors, they may expose us to competitive price pressure on each order and they are not required to make minimum purchases. Any of these actions taken by our customers could have a material adverse effect on the Company’s business, financial condition or results of operations.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we cannot be certain that our products will continue to be accepted in the marketplace or capture increased market share.
The market for our products is intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles, and price erosion. We expect competition to intensify as our competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages currently enjoyed by our products will be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and could have a negative impact on our financial condition and results of operations. We cannot provide assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.
Information about the Company’s competitors is included Part I, Item 1 of this Annual Report on Form 10-K under the heading “COMPETITION”.
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
Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:
•	the timing and amount of, or cancellation or rescheduling of, orders for our products;
•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
•	announcements, new product introductions and reductions in the price of products offered by our competitors;
•	our ability to achieve cost reductions;
•	our ability to obtain sufficient supplies of sole or limited source components for our products;
•	our ability to achieve and maintain production volumes and quality levels for our products;
•	our ability to maintain the volume of products sold and the mix of distribution channels through which they are sold;
•	the loss of any one of our major customers or a significant reduction in orders from those customers;
•	increased competition, particularly from larger, better capitalized competitors;
•	fluctuations in demand for our products and services; and
•	telecommunications and wireless market conditions specifically and economic conditions generally.
Due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of products could occur close to the end of a fiscal quarter. Failure to ship products by the end of a quarter may adversely affect operating results. In the future, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, our quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.
Because some of our components, assemblies and electronics manufacturing services are purchased from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which could cause our operating results to suffer.
Some of our key components are complex to manufacture and have long lead times. Also, our DBS outdoor receiver housings, subassemblies and some of our electronic components are purchased from sole source vendors for which alternative sources are not readily available. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and results of operations could suffer. Furthermore, if we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share. Any of these events could have a material adverse effect on the Company’s business, financial condition or results of operations.

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
Because we currently sell, and we intend to grow the sales of, certain of our products in countries other than the United States, we are subject to different regulatory schemes. We may not be able to develop products that comply with the standards of different countries, which could result in our inability to sell our products and, further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and which could adversely affect our business.
If our sales are to grow in the longer term, we believe we must grow our international business. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products in those locations. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process and therefore we do not know the standards with which we would be required to comply. Furthermore, standards and regulatory requirements are subject to change. If we fail to anticipate or comply with these new standards, our business and results of operations will be adversely affected.
Sales to customers outside the U.S. accounted for 7%, 12% and 6% of CalAmp’s total sales for the fiscal years ended February 28, 2010, 2009 and 2008, respectively. Assuming that we continue to sell our products to foreign customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.
Additionally, a substantial portion of our components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations, which could adversely affect our business. In addition, if the Chinese government allows the value of its currency to rise vis-à-vis the U.S. dollar, our product housings and subassemblies that are sourced in China could become more expensive, putting pressure on our profit margins.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.
Other than in our Satellite products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 30 patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.
We may be subject to infringement claims that may disrupt the conduct of our business and affect our profitability.
We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporate unlicensed copyrights, trade secrets or other intellectual property into our products. It is possible that third parties may claim that our products and services infringe upon their trademark, patent, copyright, or trade secret rights. Any such claims, regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements or require us to stop using the challenged intellectual property. Successful infringement claims against us may materially disrupt the conduct of our business and affect profitability.
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
Industry growth has been and may continue to be affected by the availability of licenses required to use frequencies and related costs. Over the last several years, frequency spectrum has been reallocated for specific applications and the related frequency relocation costs have increased significantly. This significant reassignment of spectrum has slowed, and may continue to slow, the growth of the wireless communications industry. Growth is slowed because some customers have funding constraints limiting their ability to purchase new technology to upgrade systems and the financial results for a number of businesses have been affected by the industry’s rate of growth. Slowed industry growth may restrict the demand for our products.
A failure to rapidly transition or to transition at all to newer digital technologies could adversely affect our business.
Our success, in part, will be affected by the ability of our wireless businesses to continue its transition to newer digital technologies, and to successfully compete in these markets and gain market share. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market. If we are unable to successfully make this transition, our business and results of operations could be adversely impacted.

We depend to some extent upon wireless networks owned and controlled by others, unproven business models, and emerging wireless carrier models to deliver existing services and to grow.
If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors, and if they compete with us, they may refuse to provide us with airtime on their networks.
New laws and regulations that impact our industry could increase costs or reduce opportunities for us to earn revenue.
Except as described below under “Governmental Regulation,” we are not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other governmental agency, other than regulations applicable to Delaware corporations of similar size that are headquartered in California. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply airtime and certain hardware suppliers are subject to regulation by the FCC, and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.
CalAmp’s products are subject to mandatory regulatory approvals in the United States and other countries that are subject to change, making compliance costly and unpredictable.
CalAmp’s products are subject to certain mandatory regulatory approvals in the United States, Canada and other countries in which it operates. In the United States, the FCC regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone network. In Canada, similar regulations are administered by Industry Canada. Although CalAmp has obtained necessary FCC and Industry Canada approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than Canada or the United States in which it currently sells its products or in which it may sell its products in the future.
The FCC and Industry Canada may be slow in adopting new regulations allowing private wireless networks to deliver higher data rates in licensed frequency bands for public safety applications. This could adversely affect demand for private networks as traditional private network users may opt for public network connections for all or part of their wireless communication needs. This could have a material adverse effect on the Company’s business, results of operations and financial condition since the Company’s Wireless Networks data products are currently used in private networks.
Reduced consumer or corporate spending due to the global economic downturn that began in 2008 and other uncertainties in the macroeconomic environment have affected and could continue to adversely affect our revenues and cash flow.
We depend on demand from the consumer, original equipment manufacturer, industrial, automotive and other markets we serve for the end market applications of our products. Our revenues are based on certain levels of consumer and corporate spending. If the significant reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment continue, our revenues, profitability, ability to make debt payments and cash flow could be adversely affected.
Our ability to make payments of principal and interest on our indebtedness depends upon our future financial performance and ability to generate positive operating cash flows, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control.
If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:
•	refinance or restructure all or a portion of our indebtedness;
•	obtain additional financing in the debt or equity markets;

•	sell selected assets or businesses;
•	reduce or delay planned capital expenditures; or
•	reduce or delay planned operating expenditures.
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
An increase in prevailing interest rates could have an immediate effect on the interest rates charged on our variable rate bank debt with Square 1 Bank, which rise and fall, subject to a minimum monthly interest payment, upon changes in interest rates on a periodic basis. Any increased interest expense associated with increases in interest rates affects our cash flow and could affect our ability to service our debt.
Risks Relating to Our Common Stock and the Securities Market
Anti-takeover defenses in our charter and under Delaware law could prevent us from being acquired or limit the price that investors might be willing to pay for our common stock in an acquisition.
Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the time the person became an interested stockholder, unless specific conditions are met. In addition, we have in place various protections which would make it difficult for a company or investor to buy the Company without the approval of our Board of Directors, including a stockholder rights plan, authorized but undesignated preferred stock and provisions requiring advance notice of board nominations and other actions to be taken at stockholder meetings. All of the foregoing could hinder, delay or prevent a change in control and could limit the price that investors might be willing to pay in the future for shares of our common stock.
The trading price of shares of our common stock may be affected by many factors and the price of shares of our common stock could decline.
As a publicly traded company, the trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:
•	actual or anticipated fluctuations in revenues or operating results;
•	failure to meet securities analysts’ or investors’ expectations of performance;
•	changes in key management personnel;
•	announcements of technological innovations or new products by CalAmp or its competitors;
•	developments in or disputes regarding patents and proprietary rights;
•	proposed and completed acquisitions by us or our competitors;
•	the mix of products and services sold;
•	the timing, placement and fulfillment of significant orders;
•	product and service pricing and discounts;
•	acts of war or terrorism; and
•	general economic conditions.

Our stock price is highly volatile and we expect it to remain highly volatile.
The market price of our stock has been highly volatile and we expect it to remain highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including:
•	substantial volatility in quarterly revenues and earnings due to our current dependence on a small number of major customers;
•	comments by securities analysts; and
•	our failure to meet market expectations.
Over the two-year period ended February 28, 2010, the price of CalAmp common stock as reported on The Nasdaq Stock Market ranged from a high of $3.77 to a low of $0.37. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.
Lack of expected dividends may make our stock less attractive as an investment.
We intend to retain all future earnings for use in the development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Generally, stocks that pay regular dividends command higher market trading prices, and so our stock price may be lower as a result of our dividend policy.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Company’s principal facilities, all leased, are as follows:

	Square
Location	Footage	Use

Oxnard, California	98,000	Corporate office, Satellite segment offices and manufacturing plant

San Diego, California	22,000	Wireless DataCom offices

Irvine, California	7,000	Wireless DataCom offices

Atlanta, Georgia	6,000	Wireless DataCom offices

Chaska, Minnesota	4,000	Product design facility

Waseca, Minnesota	34,000	Wireless DataCom offices and manufacturing plant

Montreal, Quebec, Canada	8,000	Wireless DataCom offices

ITEM 3. LEGAL PROCEEDINGS
In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against CalAmp, the former owner of CalAmp’s Aercept business and one of Aercept’s distributors. The lawsuit alleged that Aercept made misrepresentations when the plaintiffs purchased analog vehicle tracking devices in 2005, which was prior to CalAmp’s acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. In April 2010, the parties entered into a settlement agreement on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations for fiscal 2010. The settlement agreement received the preliminary approval of the Court on April 19, 2010, and is subject to final Court approval.
In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff’s claims and asserted counterclaims. In April 2010, the parties settled the lawsuit on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations for fiscal 2010.
In December 2009, a patent infringement suit was filed against the Company in the Northern District of Georgia. The suit alleges infringement of four U.S. patents. The Company believes the lawsuit is without merit and intends to vigorously defend against this action. Management cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. No loss accrual has been made in the accompanying financial statements for this matter.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company’s Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2010
1st Quarter	$0.37	$1.22
2nd Quarter	0.71	2.27
3rd Quarter	1.91	3.61
4th Quarter	2.46	3.77

Fiscal Year Ended February 28, 2009
1st Quarter	$2.41	$3.44
2nd Quarter	1.67	2.60
3rd Quarter	0.46	2.60
4th Quarter	0.41	1.14
At April 30, 2010 the Company had approximately 1,800 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 6,200. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company’s bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2010	2009	2008	2007	2006
	(In thousands except per share amounts)

OPERATING DATA
Revenues	$112,113	$98,370	$140,907	$211,714	$196,908

Cost of revenues	89,723	60,244	122,412	166,279	151,319

Gross profit	22,390	38,126	18,495	45,435	45,589

Operating expenses:
Research and development	10,943	12,899	15,710	12,989	8,018
Selling	9,542	8,959	10,633	6,765	2,715
General and administrative	10,523	12,087	14,966	9,792	6,685
Intangible asset amortization	1,367	4,429	6,418	3,463	778
Write-off of acquired in-process research and development	—	—	310	6,850	310
Impairment loss	—	44,736	71,276	—	—

Total operating expenses	32,375	83,110	119,313	39,859	18,506

Operating income (loss)	(9,985)	(44,984)	(100,818)	5,576	27,083

Non-operating income (expense), net	(2,240)	(911)	(2,472)	591	533

Income (loss) from continuing operations before income taxes	(12,225)	(45,895)	(103,290)	6,167	27,616

Income tax benefit (provision)	1,374	(3,770)	20,940	(4,716)	(11,154)

Income (loss) from continuing operations	(10,851)	(49,665)	(82,350)	1,451	16,462

Loss from discontinued operations, net of tax	—	—	(597)	(32,639)	(1,900)

Loss on sale of discontinued operations, net of tax	—	—	(1,202)	—	—

Net income (loss)	$(10,851)	$(49,665)	$(84,149)	$(31,188)	$14,562

Basic earnings (loss) per share from:
Continuing operations	$(0.43)	$(2.01)	$(3.45)	$0.06	$0.72
Discontinued operations	—	—	(0.08)	(1.40)	(0.08)

Total basic earnings (loss) per share	$(0.43)	$(2.01)	$(3.53)	$(1.34)	$0.64

Diluted earnings (loss) per share from:
Continuing operations	$(0.43)	$(2.01)	$(3.45)	$0.06	$0.70
Discontinued operations	—	—	(0.08)	(1.40)	(0.08)

Total diluted earnings (loss) per share	$(0.43)	$(2.01)	$(3.53)	$(1.34)	$0.62

	February 28,
	2010	2009	2008	2007	2006
	(In thousands)

BALANCE SHEET DATA
Current assets	$37,490	$44,175	$66,767	$113,524	$99,236
Current liabilities	$33,095	$45,458	$40,059	$38,637	$21,873
Working capital	$4,395	$(1,283)	$26,708	$74,887	$77,363
Current ratio	1.1	1.0	1.7	2.9	4.5
Total assets	$56,953	$69,647	$143,041	$229,703	$204,346
Long-term debt	$4,170	$—	$27,187	$31,314	$5,511
Stockholders’ equity	$19,199	$23,199	$73,420	$151,251	$176,109
Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, significant operating charges and adoption of new accounting standards, as follows:
•
In fiscal 2009, the Company recorded a Satellite segment impairment charge of $2.3 million, a Wireless DataCom segment impairment charge of $41.3 million and an investment impairment charge of $1.1 million.

•
In fiscal 2009, the Company received $9 million in a legal settlement with Rogers Corporation, a supplier of laminate materials that are part of the Company’s DBS products. This was recorded as a reduction of Satellite cost of revenues.

•	In fiscal 2008, the Company recorded a $17.9 million charge for estimated expenses to resolve a product performance issue involving a key DBS customer.
•	In fiscal 2008, the Company recorded a Satellite goodwill impairment charge of $44.4 million and a Wireless DataCom goodwill impairment charge of $26.9 million.
•	In fiscal 2007, the Company acquired Dataradio Inc. and the TechnoCom MRM product line. In fiscal 2008, the Company acquired the Aercept vehicle tracking business and the Smartlink business.
•
In fiscal 2007, the Company recorded charges of $6,850,000 for the write-off of in-process research and development costs in connection with the Dataradio acquisition and $29,848,000 for the impairment of goodwill and other intangible assets of the discontinued Solutions business. The $29.9 million impairment charge of fiscal 2007 is included in loss from discontinued operations for that year.

•
At the beginning of fiscal 2007, the Company adopted an accounting pronouncement related to FASB ASC Topic 718, “Compensation-Stock Compensation,” as further described in Note 1 of the accompanying consolidated financial statements under the caption “Accounting for Stock Options”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company’s Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company’s business, and other risks and uncertainties that are set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Basis of Presentation
The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2010, 2009 and 2008 fell on February 27, 2010, February 28, 2009, and March 1, 2008, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks.
Overview
CalAmp Corp. (“CalAmp” or the “Company”) develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications.
The Company’s two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market. The Solutions Division, the remaining operations of which were sold in August 2007, is presented as a discontinued operation in the accompanying consolidated statements of operations.
WIRELESS DATACOM
The Wireless DataCom segment provides wireless communications technologies, products and services to the wireless networks and mobile resource management markets for a wide range of applications. CalAmp has expertise in designing and providing applications involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company’s Wireless DataCom segment is comprised of a Wireless Networks business and a Mobile Resource Management business.
SATELLITE
The Company’s DBS reception products have historically been sold to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems. In fiscal 2010, the Company did not make any sales to DirecTV because of pricing and competitive pressures on older generation products. However, the Company is currently developing next generation products for DirecTV with target delivery in fiscal 2011. Revenue of the Company’s Satellite segment amounted to $54.7 million, $26.3 million and $50.5 million in fiscal years 2010, 2009 and 2008, respectively. The decline in Satellite revenue in fiscal years 2009 and 2008 from pre-fiscal 2008 levels was the result of a product performance issue that caused EchoStar, the Company’s historically largest DBS customer, to substantially reduce its purchases of the Company’s products. The Company resumed shipments to this customer in fiscal 2009, and sales have continued to ramp up with this customer though fiscal 2010. Nonetheless, revenues from this customer are still less than pre-fiscal 2008 levels. This DBS product performance issue is described in more detail below and in Note 11 to the accompanying consolidated financial statements. The decline in Satellite revenue in fiscal 2009 compared to fiscal 2008 is primarily the result of a reduction of orders from DirecTV, the Company’s other key DBS customer, due to pricing and competitive pressures, and the time required to get the next generation product qualified with this customer.
During fiscal 2007, the Company received notification from one of its DBS customers of a field performance issue with a DBS product that the Company began shipping in 2004. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer. In January 2008, the customer requalified CalAmp’s designs for the affected products and in late May 2008 the Company resumed product shipments to this customer.

During fiscal 2008, the Company recorded a charge of $17.9 million for this matter, which amount is included in cost of revenues in the accompanying consolidated statements of operations. The Company reached a settlement agreement with this customer in December 2007 as further described in Note 11 to the accompanying consolidated financial statements. Pursuant to the settlement agreement, the Company agreed to rework certain DBS products previously returned to the Company or to be returned over a 15-month period and agreed to provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In addition, as part of the settlement the Company issued to the customer a $5 million non-interest bearing note payable, a $1 million credit against outstanding receivables due from the customer, 1,000,000 shares of common stock and 350,000 common stock purchase warrants exercisable at $3.72 per share for three years. The note was repaid during fiscal 2010. At February 28, 2010, the Company had total reserves of $2.7 million for this matter.
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
DISCONTINUED OPERATIONS
The Company sold the TelAlert software business of the Solutions Division to a privately held company on August 9, 2007 for total consideration of $9.4 million, consisting of $4.0 million in cash, a non-interest bearing note with a discounted value of $2.3 million and preferred stock of the acquirer initially valued at $3.1 million. The TelAlert software business was the remaining business of the Solutions Division. Operating results for the Solutions Division have been presented in the accompanying consolidated statements of operations as a discontinued operation in fiscal 2008, as further described in Note 2 to the accompanying consolidated financial statements.
As of February 28, 2009, the estimated fair value of the preferred stock that the Company received in the sale of TelAlert business was $2.0 million. The Company concluded that this decline in fair value was not temporary and accordingly recorded an impairment loss of $1.1 million in fiscal 2009. In July 2009, the Company’s sold this preferred stock to a group of investors not affiliated with the Company. The carrying value of this investment at the time of sale was $2.0 million, and the sales price was $1.0 million. The loss of $1.0 million is included in the non-operating expense in the consolidated statement of operations for the year ended February 28, 2010.
As of February 28, 2010, the $1,467,000 principal balance of the note that the Company received in the sale of TelAlert is due in 10 equal monthly installments of principal and interest of $50,000, with a final principal and interest installment of $1,078,000 due on January 15, 2011.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax asset valuation allowance, and the valuation of long-lived assets and goodwill. Actual results could differ materially from these estimates.
Allowance for Doubtful Accounts
The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company’s customer base is concentrated, with one customer accounting for almost half of the Company’s fiscal 2010 sales. Changes in either a key customer’s financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

Inventories
The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, that is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management’s estimate of sales beyond existing backlog, giving consideration to customers’ forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.
Product Warranties
The Company initially provides for the estimated cost of product warranties at the time revenue is recognized. While it engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management’s estimates, revisions to the estimated warranty liability would be required.
As further described in Note 11 to the accompanying consolidated financial statements, at February 28, 2010 the Company had a $1.0 million reserve for accrued warranty costs in connection with a product performance issue involving a key DBS customer. The Company believes that this warranty reserve will be adequate to cover total future product rework costs under this settlement agreement.
Deferred Income Tax and Uncertain Tax Positions
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company’s forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.
As of March 1, 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, “Income Taxes,” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. FASB ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. FASB ASC Topic 740 also established new disclosure requirements related to tax reserves.
At February 28, 2010, the Company had unrecognized tax benefits of $1,265,000 which, if recognized, would impact the effective tax rate on income (loss) from continuing operations.
At February 28, 2010, the Company had a net deferred income tax asset balance of $12.7 million. The current portion of this deferred tax asset is $2.7 million and the noncurrent portion is $10.0 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $54.0 million and a valuation allowance of $41.3 million.
Impairment Assessments of Purchased Intangible Assets and Other Long-Lived Assets
At February 28, 2010, the Company had $5.1 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company’s results of operations.

The Company makes judgments about the recoverability of non-goodwill intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist.
In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company’s reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges in the statement of operations, and lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges. The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit.
Stock-Based Compensation Expense
The Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management’s judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term “forfeitures” is distinct from “cancellations” or “expirations”, and refers only to the unvested portion of the surrendered equity awards.
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
The Company also undertakes projects that include the design, development and manufacture of public safety communication systems that are specially customized to customers’ specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Estimated revenues and costs are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

Results of Operations, Fiscal Years 2008 Through 2010
The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company’s consolidated statements of operations:

	Year Ended February 28,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues	80.0	61.3	86.9

Gross profit	20.0	38.7	13.1

Operating expenses:
Research and development	9.8	13.1	11.1
Selling	8.5	9.1	7.5
General and administrative	9.4	12.2	10.6
Intangible asset amortization	1.2	4.5	4.6
Write-off of acquired in-process research and development	—	—	0.2
Impairment loss	—	45.5	50.6

Operating loss	(8.9)	(45.7)	(71.5)
Other expense, net	(2.0)	(0.9)	(1.8)

Loss from continuing operations before income taxes	(10.9)	(46.6)	(73.3)
Income tax benefit (provision)	1.2	(3.9)	14.9

Loss from continuing operations	(9.7)	(50.5)	(58.4)
Loss from discontinued operations, net of tax	—	—	(0.4)
Loss on sale of discontinued operations, net of tax	—	—	(0.9)

Net loss	(9.7%)	(50.5%)	(59.7%)

The Company’s revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:
REVENUE BY SEGMENT

	Year ended February 28,
	2010		2009		2008
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$54,715	48.8%	$26,327	26.8%	$50,490	35.8%
Wireless DataCom	57,398	51.2%	72,043	73.2%	90,417	64.2%

Total	$112,113	100.0%	$98,370	100.0%	$140,907	100.0%

GROSS PROFIT (LOSS) BY SEGMENT

	Year ended February 28,
	2010		2009		2008
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$4,258	19.0%	$10,254	26.9%	$(14,808)	(80.1%)
Wireless DataCom	18,132	81.0%	27,872	73.1%	33,303	180.1%

Total	$22,390	100.0%	$38,126	100.0%	$18,495	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Year ended February 28,
	2010		2009		2008
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Satellite	$(111)	(0.1%)	$3,616	3.7%	$(63,924)	(45.4%)
Wireless DataCom	$(5,867)	(5.2%)	$(42,206)	(42.9%)	$(30,473)	(21.6%)
Corporate expenses	(4,007)	(3.6%)	(6,394)	(6.5%)	(6,421)	(4.6%)

Total	$(9,985)	(8.9%)	$(44,984)	(45.7%)	$(100,818)	(71.6%)

Satellite’s gross profit of $10.3 million and operating income of $3.6 million in fiscal 2009 includes a $9 million gain recorded as a reduction of cost of revenues from a legal settlement with a supplier in January 2009. The operating income of $3.6 million for that period also includes a goodwill impairment charge of $2.3 million.
Wireless DataCom’s operating loss of $42.2 million in fiscal 2009 includes a total impairment charge of $41.3 million.
Corporate expenses in fiscal 2009 include an impairment charge of $1.1 million on an investment in preferred stock of a privately held company.
Satellite’s negative gross profit of $14.8 million and operating loss of $63.9 million in fiscal 2008 include a $17.9 million charge for estimated expenses to correct a product performance issue involving key DBS customer, as further described in Note 11 to the accompanying consolidated financial statements. The operating loss of $63.9 million for that period also includes a goodwill impairment charge of $44.4 million.
Wireless DataCom’s operating loss of $30.5 million in fiscal 2008 includes a goodwill impairment charge of $26.9 million.
Fiscal Year 2010 compared to Fiscal Year 2009
Revenue
Satellite revenue increased $28.4 million, or 108%, to $54.7 million in fiscal 2010 from $26.3 million in fiscal 2009. As discussed above, the Company’s historically largest DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp’s designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this DBS customer were $39.1 million higher for fiscal 2010 compared to the previous year. However, there were no sales to the Company’s other DBS customer in fiscal 2010 compared to sales of $10.2 million in the previous year due to pricing and competitive pressures on older generation products and the time required to get the next generation products qualified with this customer. The Company is currently developing next generation products for this customer with target delivery in fiscal 2011.
Wireless DataCom revenue declined by $14.6 million, or 20%, to $57.4 million in fiscal 2010 compared to $72.0 million in fiscal 2009. The decrease in revenue is due to lower sales by the Wireless DataCom business units as the result of the global economic downturn.
Gross Profit (Loss) and Gross Margins
Satellite gross profit was $4.3 million in fiscal 2010 compared to $10.3 million in the previous year. The gross profit in fiscal 2009 was benefited by (i) a $9.0 million gain from a legal settlement with a supplier that was recorded as a reduction of cost of revenues; (ii) $0.6 million associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (iii) a reduction of $1.1 million in estimated costs to correct a product performance issue. The increase in gross profit in fiscal 2010 compared to the previous year (after excluding the aforementioned benefits) was due primarily to higher satellite revenue.

Wireless DataCom gross profit decreased 35% to $18.1 million in fiscal 2010, compared to $27.9 million in fiscal 2009. Wireless DataCom gross margin decreased to 31.6% in fiscal 2010 from 38.7% in fiscal 2009, due primarily to the decline in revenue and partly to the $1.5 million patent sale last year for which there was no associated cost. Excluding the patent sale, Wireless DataCom gross margin was 37.4% in fiscal 2009.
See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.
Operating Expenses
Consolidated research and development (“R&D”) expense decreased by $2.0 million to $10.9 million in fiscal 2010 from $12.9 million in fiscal 2009. These decreases are primarily due to personnel reductions in the Wireless Networks business unit of the Wireless DataCom segment.
Consolidated selling expenses increased from $9.0 million in fiscal 2009 to $9.5 million in fiscal 2010, primarily because selling expenses in fiscal 2009 were benefited by bad debt reserve reductions of $927,000 related to a Wireless DataCom customer.
Consolidated general and administrative expenses (“G&A”) decreased from $12.1 million in fiscal 2009 to $10.5 million in fiscal 2010 due to cost reduction actions implemented by the Company. Other factors contributing to the decrease were: (i) a $247,000 decrease in legal expense in the current year compared to last year; and (ii) a $303,000 charge for severance costs of the Company’s former Satellite Division president in fiscal 2009. Partially offsetting the effect of these year-over-year expense reductions in G&A was an increase of $552,000 in stock-based compensation expense because the G&A in fiscal 2009 included a reduction of stock compensation expense as the result of the forfeiture of unvested stock options upon the resignation of the Company’s former President and Chief Executive Officer in March 2008.
Amortization of intangibles decreased from $4.4 million in fiscal 2009 to $1.4 million in fiscal 2010. These reductions are attributable to the lower carrying value of intangible assets as a result of the impairment write-down recorded in the fourth quarter of fiscal 2009.
Non-operating Expense, Net
Net non-operating expense was $2.2 million for fiscal 2010, compared to $0.9 million for fiscal 2009. The increase was due to the loss on the sale of an investment in the preferred stock of a privately held company of $1.0 million in fiscal 2010 and a $288,000 foreign currency loss also in fiscal 2010, compared to a foreign currency gain of $177,000 gain in fiscal 2009. These losses were partially offset by a decrease in net interest expense of $151,000 as a result of lower average outstanding bank debt during fiscal 2010.
Income Tax Provision
The tax benefit of $1.4 million in fiscal 2010 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded in fiscal 2010 because future realizability of such tax benefits is not considered to be more likely than not.
Fiscal Year 2009 compared to Fiscal Year 2008
Revenue
Satellite revenue declined $24.1 million, or 48%, to $26.3 million in fiscal 2009 from $50.5 million in fiscal 2008. Sales to the Company’s historically largest DBS customer declined by $0.5 million from $15.9 million in fiscal 2008 to $15.4 million in fiscal 2009. Also, sales to the Company’s other DBS customer declined from $33.7 million in fiscal 2008 to $10.2 million in fiscal 2009 primarily due to a reduction of orders caused by pricing and competitive pressures, and the time required to get the next generation product qualified with this customer.

Wireless DataCom revenue decreased by $18.4 million, or 20%, to $72.0 million in fiscal 2009 from $90.4 million in fiscal 2008. More than half of the decrease was due to a decline in sales of radio modules to a key Wireless DataCom customer due to the demand volatility for that customer’s radio products from government agencies. The remainder of the decrease was due to lower revenues of the Wireless DataCom businesses attributable to the economic downturn, which caused both commercial and governmental customers to defer buying decisions.
Gross Profit (Loss) and Gross Margins
Satellite had gross profit of $10.3 million in fiscal 2009, compared with a negative gross profit of $14.8 million in fiscal 2008. Satellite’s negative gross profit of $14.8 million in fiscal 2008 includes a $17.9 million charge for estimated expenses to correct a product performance issue involving a key DBS customer. The gross profit in fiscal 2009 was benefited by (i)a $9.0 million gain from a legal settlement with a supplier that was recorded as reduction of cost of revenues; (ii) $0.6 million associated with the sale of Satellite products for which the inventory cost had been fully reserved in the prior fiscal year; and (iii) a reduction of $1.1 million in estimated costs to correct a product performance issue.
Wireless DataCom gross profit decreased by $5.4 million to $27.9 million in fiscal 2009 from $33.3 million in fiscal 2008, due mainly to the 20% decrease in revenues. Wireless DataCom’s gross margin increased by 1.9% from 36.8% in fiscal 2008 to 38.7% in fiscal 2009. This margin improvement was due primarily to a $1.5 million patent sale in the first quarter of fiscal 2009 for which the cost of revenues was zero. Excluding the patent sale, Wireless DataCom’s gross margin was 37.4% in fiscal 2009.
Operating Expenses
Consolidated R&D expense decreased by $2.8 million to $12.9 million in fiscal 2009 from $15.7 million in fiscal 2008. These decreases were primarily due to personnel reductions in the Wireless Networks business of the Wireless DataCom segment.
Consolidated selling expenses decreased by $1.7 million from $10.7 million in fiscal 2008 to $9.0 million in fiscal 2009, primarily due to bad debt reserve reductions of $927,000 related to a Wireless DataCom customer.
Consolidated G&A expense decreased by $2.9 million from $15.0 million in fiscal 2008 to $12.1 million in fiscal 2009. The decrease was primarily the result of a reduction of approximately $1.4 million in G&A of the Wireless Networks business, which included Smartlink acquisition integration costs of approximately $721,000 in fiscal 2008 that were not present in fiscal 2009, and lower stock-based compensation expense of $756,000. The reduction in stock-based compensation expense included in G&A was primarily attributable to the forfeiture of unvested stock options upon the resignation of the Company’s former President and Chief Executive Officer in March 2008. Partially offsetting the effect of the lower stock-based compensation expense and the nonrecurring Smartlink integration costs in fiscal 2008 was a $303,000 charge for severance costs of the Company’s former Satellite president in the second quarter of fiscal 2009.
Amortization of intangibles decreased from $6.4 million in fiscal 2008 to $4.4 million in fiscal 2009. These decreases were primarily attributable to the contracts backlog intangible assets arising from the May 2006 acquisitions of Dataradio and the Technocom MRM product line that became fully amortized during the first quarter of fiscal 2008.
The in-process research and development (“IPRD”) write-off of $310,000 for fiscal 2008 was related to the acquisition of SmartLink in April 2007.
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

Income Tax Provision
Income tax expense allocated to loss from continuing operations for the year ended February 28, 2009 was $3.7 million. The effective income tax rate in fiscal 2009 was less than the statutory rate of approximately 41% because (i) no tax benefit has been provided on the U.S. pretax loss; (ii) no tax benefit was provided on the pretax loss generated by the Company’s Canadian subsidiary; and (iii) the valuation allowance for deferred tax assets was increased by $16.4 million in fiscal 2009.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash and cash equivalents, which amounted to $2,986,000 at February 28, 2010, and the working capital line of credit with Square 1 Bank. During fiscal year 2010, cash and cash equivalents decreased by $3,927,000. Cash was used for debt repayments of $22,728,000, debt issue costs of $544,000 and capital expenditures of $1,066,000, partially offset by cash provided by operations of $2,472,000, proceeds from the sale of investment of $992,000, collections on a note receivable of $325,000, borrowings on the bank lines of credit of $7,551,000, proceeds from issuance of subordinated debt of $5,000,000, net proceeds from sale of common stock of $3,967,000, and the effect of exchange rate changes on cash of $139,000.
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank of Durham, North Carolina. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $120,000 to Square 1 Bank in connection with this new credit facility. At February 28, 2010, the Company had outstanding borrowings under this facility of $5,901,000.
The Loan Agreement, as amended on March 24, 2010, contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”). The Loan Agreement also provides for a number of standard events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement also requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.
Also on December 22, 2009 and January 15, 2010, the Company raised a total of $5,000,000 from the issuance of subordinated debt (the “Subordinated Notes”), including $325,000 of Subordinated Notes that were sold to three investors affiliated with the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last day of June and December, and all Subordinated Note principal is payable at the maturity date. The Company also issued a total of 500,000 common stock purchase warrants (the “Warrants”) to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company’s common stock for the 20 consecutive trading days prior to December 22, 2009.
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
At February 28, 2010 the Company had a $1.0 million reserve for accrued warranty costs and a $1.1 million inventory reserve in connection with the aforementioned DBS product performance issue. Also as described in Note 13 to the accompanying consolidated financial statements, at February 28, 2010 the Company has a vendor commitment liability of $0.6 million related to this product performance issue. While the Company believes that these reserves will be adequate to cover total future product rework costs under this settlement agreement and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations
Following is a summary of the Company’s contractual cash obligations as of February 28, 2010 (in thousands):

	Payments Due by Period
				More
	Less than			than 5
Contractual Obligations	1 year	1-3 years	3-5 years	years	Total
Bank debt	$5,901	$—	$—	$—	$5,901
Subordinated notes	—	4,170	—	—	4,170
Operating leases	1,972	959	5	—	2,936
Purchase obligations	12,134	—	—	—	12,134

Total contractual obligations	$20,007	$5,129	$5	$—	$25,141

Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements applicable to CalAmp, see Note 1 to the consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss related to the Company’s Canadian and French subsidiaries of $65,000 and $801,000, respectively, is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at February 28, 2010. Foreign currency gains (losses) included in the consolidated statements of operations were $(288,000), $177,000, and $(694,000) in fiscal 2010, 2009 and 2008, respectively.
Interest Rate Risk
The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the revolving credit facility of $12 million with Square 1 Bank would have an annual impact of approximately $70,000 net of tax on the Company’s consolidated statement of operations assuming that the full amount of the facility was borrowed. The Subordinated Notes in the aggregate amount of $5,000,000 bear a fixed rate of interest and hence are not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of CalAmp Corp. and subsidiaries’ internal control over financial reporting as of February 28, 2010 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
SINGERLEWAK LLP
/s/ SINGERLEWAK LLP
Los Angeles, California
May 6, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CalAmp Corp.:
We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended February 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CalAmp Corp. and subsidiaries for the year ended February 28, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Los Angeles, California
May 14, 2008

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

	February 28,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,986	$6,913
Accounts receivable, less allowance for doubtful accounts of $413 and $552 at February 28, 2010 and 2009, respectively	16,520	13,682
Inventories	10,608	15,139
Deferred income tax assets	2,656	3,479
Prepaid expenses and other current assets	4,720	4,962

Total current assets	37,490	44,175

Property, equipment and improvements, net of accumulated depreciation and amortization	2,055	2,139
Deferred income tax assets, less current portion	10,017	13,111
Intangible assets, net	5,144	6,473
Other assets	2,247	3,749

	$56,953	$69,647

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$5,901	$21,078
Accounts payable	16,186	5,422
Accrued payroll and employee benefits	2,742	3,380
Deferred revenue	4,740	3,609
Other current liabilities	3,526	11,969

Total current liabilities	33,095	45,458

Long-term debt	4,170	—
Other non-current liabilities	489	990

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 40,000 shares authorized; 27,662 and 25,217 shares issued and outstanding at February 28, 2010 and 2009, respectively	277	252
Additional paid-in capital	151,453	144,881
Accumulated deficit	(131,665)	(120,814)
Accumulated other comprehensive loss	(866)	(1,120)

Total stockholders’ equity	19,199	23,199

	$56,953	$69,647

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended February 28,
	2010	2009	2008

Revenues	$112,113	$98,370	$140,907

Cost of revenues	89,723	60,244	122,412

Gross profit	22,390	38,126	18,495

Operating expenses:
Research and development	10,943	12,899	15,710
Selling	9,542	8,959	10,633
General and administrative	10,523	12,087	14,966
Intangible asset amortization	1,367	4,429	6,418
Write-off of acquired in-process research and development	—	—	310
Impairment loss	—	44,736	71,276

Total operating expenses	32,375	83,110	119,313

Operating loss	(9,985)	(44,984)	(100,818)

Non-operating income (expense):
Interest expense, net	(940)	(1,091)	(1,903)
Other income (expense), net	(1,300)	180	(569)

Total non-operating expense	(2,240)	(911)	(2,472)

Loss from continuing operations before income taxes	(12,225)	(45,895)	(103,290)

Income tax benefit (provision)	1,374	(3,770)	20,940

Loss from continuing operations	(10,851)	(49,665)	(82,350)

Loss from discontinued operations, net of tax	—	—	(597)

Loss on sale of discontinued operations, net of tax	—	—	(1,202)

Net loss	$(10,851)	$(49,665)	$(84,149)

Basic and diluted loss per share from:
Continuing operations	$(0.43)	$(2.01)	$(3.45)
Discontinued operations	—	—	(0.08)

Total basic and diluted loss per share	$(0.43)	$(2.01)	$(3.53)

Shares used in computing basic and diluted loss per share:
Basic	25,309	24,765	23,881
Diluted	25,309	24,765	23,881
See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(IN THOUSANDS)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehen-	Stockholders’
	Shares	Amount	Capital	Deficit)	sive Loss	Equity

Balances at February 28, 2007	23,595	$236	$139,175	$13,000	$(1,160)	$151,251
Net loss				(84,149)	—	(84,149)
Change in unrealized gain on available-for-sale investments					(45)	(45)
Foreign currency translation adjustments					1,206	1,206

Comprehensive loss						(82,988)
Issuance of restricted stock, net of forfeitures	380	4	(4)			—
Stock-based compensation expense			2,238			2,238
Exercise of stock options and warrants	66		212			212
Issuance of stock and warrants	1,000	10	2,802			2,812
Other			(105)			(105)

Balances at February 28, 2008	25,041	250	144,318	(71,149)	1	73,420
Net loss				(49,665)		(49,665)
Foreign currency translation adjustments					(1,121)	(1,121)

Comprehensive loss						(50,786)
Issuance of restricted stock, net of forfeitures	166	2	(127)			(125)
Stock-based compensation expense			1,268			1,268
Exercise of stock options and warrants	10		(15)			(15)
Other			(563)			(563)

Balances at February 28, 2009	25,217	252	144,881	(120,814)	(1,120)	23,199
Net loss				(10,851)		(10,851)
Foreign currency translation adjustments					254	254

Comprehensive loss						(10,597)
Issuance of restricted stock, net of forfeitures	512	6	(129)			(123)
Stock-based compensation expense			1,981			1,981
Exercise of stock options	1		1			1
Sale of stock	1,932	19	3,948			3,967
Issuance of warrants			870			870
Other			(99)			(99)

Balances at February 28, 2010	27,662	$277	$151,453	$(131,665)	$(866)	$19,199

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended February 28,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,851)	$(49,665)	$(84,149)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,522	6,549	9,681
Stock-based compensation expense	1,981	1,268	2,238
Write-off of in-process research and development	—	—	310
Impairment loss	—	44,736	71,276
Loss (gain) on sale of investment	1,008	—	(331)
Deferred tax assets, net	39	3,373	(20,784)
Loss on sale of discontinued operations, net of tax	—	—	1,202
Other	104	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(2,780)	6,288	18,700
Inventories	4,626	9,442	1,116
Prepaid expenses and other assets	42	2,679	2,629
Accounts payable	10,764	(5,453)	(16,807)
Accrued liabilities	(6,114)	(5,061)	13,795
Deferred revenue	1,131	(396)	(346)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,472	13,760	(1,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,066)	(831)	(1,359)
Proceeds from sale of property and equipment	2	—	7
Proceeds from sale of investment	992	—	1,045
Proceeds from sale of discontinued operations	325	465	4,420
Acquisition of Aercept	—	—	(19,318)
Acquisition of Smartlink	—	296	(7,845)
Acquisition of TechnoCom product line	—	(1,183)	(985)
Other	(38)	(188)	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	215	(1,441)	(24,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on lines of credit	7,551	—	—
Proceeds from issuance of subordinated debt and warrants	5,000	—	—
Net proceeds from sale of common stock	3,967	—	—
Debt repayments	(22,728)	(11,452)	(6,728)
Payment of debt issue costs	(544)	—	—
Proceeds from exercise of stock options	1	—	213

NET CASH USED IN FINANCING ACTIVITIES	(6,753)	(11,452)	(6,515)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	139	(542)	1,077

Net change in cash and cash equivalents	(3,927)	325	(30,949)
Cash and cash equivalents at beginning of year	6,913	6,588	37,537

Cash and cash equivalents at end of year	$2,986	$6,913	$6,588

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
CalAmp Corp. (“CalAmp” or the “Company”) develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications. The Company’s two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.
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
Fiscal Year
The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2010, 2009 and 2008 fell on February 27, 2010, February 28, 2009, and March 1, 2008, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks.
Revenue Recognition
The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of “FOB Destination” terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Products sold in connection with service contracts are recorded as deferred revenues and the associated product costs are recorded as deferred costs. These deferred amounts are recognized over the life of the service contract on a straight-line basis. Customers do not have rights of return except for defective products returned during the warranty period.
The Company also undertakes projects that include the design, development and manufacture of public safety communication systems that are specially customized to customers’ specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.
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
Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Revenues from customers that accounted for 10% or more of consolidated annual revenues in any one of the last three years, as a percent of consolidated revenues, are as follows:

	Year ended February 28,
Customer	2010	2009	2008
A	48.6%	15.7%	10.9%
B	—	10.3%	23.9%
C	3.9%	9.0%	14.2%
Customers A and B are customers of the Company’s Satellite segment while Customer C is a customer of the Company’s Wireless DataCom segment.
Accounts receivable amounts at fiscal year-end from the customers referred to in the table above, expressed as a percent of consolidated net accounts receivable, are as follows:

	February 28,
Customer	2010	2009
A	47.9%	26.3%
Accounts receivable from Customers B and C were less than 10% of consolidated net accounts receivable at February 28, 2010 and 2009.
Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for 51% and 23% of Company’s total inventory purchases in fiscal 2010 and 2009, respectively. As of February 28, 2010, this supplier accounted for 62% of the Company’s total accounts payable.
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
Other Intangible Assets
The cost of definite-lived identified intangible assets is amortized over the assets’ estimated useful lives ranging from one to seven years on a straight-line basis as no other discernable pattern of usage is more readily determinable.
Accounting for Long-Lived Assets Other Than Goodwill
The Company reviews property and equipment and other long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of the asset’s carrying amount to the undiscounted future net cash flows an asset is expected to generate. If a long-lived asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the discounted future cash flows that are projected to be generated by the asset or asset group.
Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:
Cash and cash equivalents, accounts receivable and accounts payable — The carrying amount is a reasonable estimate of fair value given the short maturity of these instruments.
The estimated fair value of the Company’s bank debt approximates the carrying value of such debt because the interest rate is variable and is market-based. Also, the estimated fair value of the Company’s 12% subordinated promissory notes due December 22, 2012 approximates the carrying value of this debt, such carrying value consisting of the $5 million face amount of the notes less a debt discount comprised of the unamortized fair value of the stock purchase warrants that were issued with the notes.
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
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company’s forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.
As of March 1, 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, “Income Taxes,” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. FASB ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. FASB ASC Topic 740 also established new disclosure requirements related to tax reserves.

Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) Account
The Company’s French subsidiary uses the U.S. dollar as its functional currency. As a result of changing the functional currency of the Company’s French subsidiary from the French franc to the U.S. dollar in 2002, the foreign currency translation loss of $801,000 that is included in accumulated other comprehensive income (loss) will remain unchanged until such time as the French subsidiary ceases to be part of the Company’s consolidated financial statements.
The Company’s Canadian subsidiary changed its functional currency from the Canadian dollar to the U.S. dollar effective at the end of fiscal 2010. The cumulative foreign currency translation loss as of February 28, 2010 of $65,000 will remain unchanged until such time as the Canadian subsidiary ceases to be part of the Company’s consolidated financial statements.
The aggregate foreign transaction exchange gains (losses) included in determining income (loss) from continuing operations before income taxes were $(288,000), $177,000, and $(694,000) in fiscal 2010, 2009 and 2008, respectively.
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
Accounting for Stock Options
The Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management’s judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term “forfeitures” is distinct from “cancellations” or “expirations”, and refers only to the unvested portion of the surrendered equity awards.
Recent Authoritative Pronouncements
In May 2009, the FASB issued an accounting pronouncement related to subsequent events (FASB ASC Topic 855), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. This pronouncement requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This pronouncement is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. As these requirements are consistent with the Company’s previous practice, the adoption of this pronouncement had no impact on its consolidated financial statements.

Reclassifications
Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2010 presentation with no effect on net earnings.
NOTE 2 —DISCONTINUED OPERATIONS
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
The TelAlert software business was the last remaining business of the Solutions Division. Accordingly, operating results for the Solutions Division have been presented in the accompanying consolidated statement of operations for fiscal 2008 as a discontinued operation, and are summarized as follows (in thousands):

Year Ended
February 28,
2008
Revenues	$1,691
Operating loss	$(996)
Loss from discontinued operations, net of tax	$(597)
Loss on sale of discontinued operations, net of tax	$(1,202)
In July 2009, the Company sold its investment in the preferred stock to a group of investors not affiliated with the Company. The carrying value of this investment at the time of sale was $2.0 million, and the sales price was $1.0 million. The loss of $1.0 million is included in the non-operating expense in the consolidated statement of operations for the year ended February 28, 2010.
As of February 28, 2010, the principal balance of the note that the Company received in the sale of TelAlert was $1,467,000, and is payable in 10 equal monthly installment of principal and interest of $50,000, with a final principal and interest payment of $1,078,000 due on January 15, 2011.
NOTE 3 — INVENTORIES
Inventories consist of the following (in thousands):

	February 28,
	2010	2009
Raw materials	$9,483	$12,036
Work in process	209	164
Finished goods	916	2,939

	$10,608	$15,139

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS
Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2010	2009
Leasehold improvements	$1,498	$1,369
Plant equipment and tooling	12,380	12,091
Office equipment, computers and furniture	2,083	1,775

	15,961	15,235
Less accumulated depreciation and amortization	(13,906)	(13,096)

	$2,055	$2,139

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in goodwill of each reporting unit are as follows (in thousands):

		Wireless
	Satellite	DataCom	Total

Balance as of February 28, 2008	$2,255	$26,265	$28,520
Impairment writedown	(2,255)	(26,272)	(28,527)
Other changes	—	7	7

Balance as of February 28, 2009	$—	$—	$—

Prior to fiscal 2010, impairment tests of goodwill associated with the Satellite segment and Wireless DataCom segment were conducted annually as of December 31 and, in certain situations, on an interim basis if indicators of impairment arose. If an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill was evaluated for impairment at an interim date between annual testing dates. In fiscal 2008, an interim goodwill impairment test was conducted as of November 30, 2007, which resulted in an impairment of goodwill of $71,276,000.
The fiscal 2009 annual goodwill impairment test conducted as of December 31, 2008 resulted in impairments of goodwill, other intangible assets and fixed assets in the amounts of $28,527,000, $13,522,000 and $1,550,000, respectively. The Company’s market capitalization declined substantially in fiscal 2009 and as of December 31, 2008, it was significantly lower than the carrying value of the Company’s consolidated net assets, which resulted in an aggregate impairment charge of $43.6 million and which resulted in reducing the carrying amount of goodwill to zero.
The fair values were determined using discounted cash flow (DCF) analyses of financial projections for each reporting unit. The Satellite segment DCF reflected the reduced revenue from the key DBS customer, the Company’s best estimate of forecasted revenues, profitability and cash flows over the next several years, and a market-based discount rate reflecting the perceived risk premium in the market.

Intangible assets are comprised as follows (in thousands):

		Year ended February 28, 2010			Year ended February 28, 2009
		Gross	Accum-		Gross	Accum-
	Amortization	Carrying	ulated		Carrying	ulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Developed/core technology	5-7 years	$3,101	$1,054	$2,047	$3,101	$155	$2,946

Customer lists	5-7 years	1,339	475	864	1,339	70	1,269

Covenants not to compete	1 year	138	66	72	138	10	128

Patents	4-5 years	39	8	31	—	—	—

Tradename	Indefinite	2,130	—	2,130	2,130	—	2,130

		$6,747	$1,603	$5,144	$6,708	$235	$6,473

Amortization expense of intangible assets was $1,367,000, $4,429,000, and $6,418,000 for the years ended February 28, 2010, 2009 and 2008, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment.
Estimated amortization expense in future fiscal years is as follows (in thousands):

2011	$1,133
2012	$990
2013	$732
2014	$159
NOTE 6 — FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS
Debt
Current portion of debt is comprised of the following (in thousands):

	February 28,
	2010	2009
Bank working capital line of credit	$5,901	$—
Bank term loan	—	17,550
Subordinated note payable to a DBS customer	—	3,528

	$5,901	$21,078

Long-term debt is comprised of the following at February 28, 2010 (in thousands):

Subordinated promissory notes due December 22, 2012	$5,000
Less discount	(830)

$4,170

The discount on long-term debt represents the fair value of the warrants issued to the holders of the promissory notes. The fair value of $870,000 was estimated using the Black-Scholes option pricing model. This discount is being amortized on a straight-line basis to interest expense over a 3 year period.
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank of Durham, North Carolina. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $120,000 to Square 1 Bank in connection with this new credit facility.

The Loan Agreement, as amended on March 24, 2010, contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”). The Loan Agreement also provides for a number of standard events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement also requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.
Also on December 22, 2009 and January 15, 2010, the Company raised $5,000,000 from the issuance of subordinated debt (the “Subordinated Notes”). The Company sold $325,000 in principal amount of Subordinated Notes to three investors affiliated with the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last day of June and December, and all Subordinated Note principal is payable at the maturity date. The Company also issued a total of 500,000 common stock purchase warrants (the “Warrants”) to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company’s common stock for the 20 consecutive trading days prior to December 22, 2009.
Also on December 22, 2009, the Company sold 1,931,819 shares of common stock for $4,250,000 in a private placement with 13 investors, none of whom were officers, directors, or other affiliates of the Company.
The Company also incurred debt issue costs of $543,000 on the Square 1 Bank credit facility and the subordinated debt promissory notes due December 22, 2012, which is being amortized on a straight-line basis to interest expense on average period of approximately 2.8 years. These debt issue costs, net of amortization, are included in Other Assets in the balance sheet as of February 28, 2010.
B. Riley & Co. LLC, the Company’s financial advisor, was paid a placement fee of $254,000 in connection with the Square 1 Bank Loan Agreement and the Subordinated Note and Warrant Purchase Agreement and a fee of $161,000 in connection with the equity private placement. B. Riley & Co. LLC, its officers and employees or its employee retirement trust purchased a total of $300,000 of the Subordinated Notes and 329,546 common stock shares in the private placement.
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
On December 14, 2007, the Company entered into a settlement agreement with a key DBS customer. Under the terms of the settlement agreement, the Company issued to the customer a $5 million non-interest bearing promissory note that is payable at a rate of $5.00 per unit on the first one million DBS units purchased by this customer after the date of the settlement agreement. The promissory note, which was subordinated to the outstanding indebtedness under CalAmp’s bank credit facility, was repaid during fiscal 2010.
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	February 28,
	2010	2009
Deferred rent	$88	$650
Deferred revenue	401	340

	$489	$990

Contractual Cash Obligations
Following is a summary of the Company’s contractual cash obligations as of February 28, 2010 (in thousands):

	Future Cash Payments Due by Fiscal Year
						There-
Contractual Obligations	2011	2012	2013	2014	2015	after	Total
Bank debt	$5,901	$—	$—	$—	$—	$—	$5,901
Subordinated notes	—		4,170	—	—	—	4,170
Operating leases	1,972	895	64	5	—	—	2,936
Purchase obligations	12,134	—	—	—	—	—	12,134

Total contractual obligations	$20,007	$895	$4,234	$5	$—	$—	$25,141

Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for raw materials, components and subassemblies.
Rent expense under operating leases was $1,962,000, $2,309,000, and $3,202,000 in fiscal years 2010, 2009 and 2008, respectively.
NOTE 7 — INCOME TAXES
The Company’s loss from continuing operations before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2010	2009	2008

Domestic	$(9,587)	$(43,940)	$(100,427)
Foreign	(2,638)	(1,955)	(2,863)

	$(12,225)	$(45,895)	$(103,290)

The income tax benefit (provision) attributable to loss from continuing operations consists of the following (in thousands):

	Year Ended February 28,
	2010	2009	2008
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	(279)	(15)

Total current	—	(279)	(15)

Deferred:
Federal	1,098	(2,801)	15,972
State	276	(690)	4,983

Total deferred	1,374	(3,491)	20,955

	$1,374	$(3,770)	$20,940

The income tax benefit (provision) was allocated as follows (in thousands):

	Year Ended February 28,
	2010	2009	2008

Continuing operations	$1,374	$(3,770)	$20,940
Discontinued operations	—	—	(2,431)

	$1,374	$(3,770)	$18,509

Differences between the income tax benefit (provision) attributable to loss from continuing operations and income taxes computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2010	2009	2008

Income tax at U.S. statutory federal rate of 35%	$4,278	$16,063	$36,152
State income taxes, net of federal income tax effect	760	1,793	2,708
Foreign taxes	84	64	(73)
Nondeductible goodwill	—	(4,627)	(17,289)
Valuation allowance	(24,074)	(17,424)	(937)
Stock basis tax deduction in dissolved subsidiaries	18,089	—	—
Other, net	2,237	361	379

	$1,374	$(3,770)	$20,940

The components of the net deferred income tax asset for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2010	2009
Depreciation, amortization and impairments	$13,508	$14,672
Net operating loss carryforwards	30,056	9,477
Research and development credits	4,277	3,572
Other tax credits	1,875	1,875
Warranty reserve	495	1,323
Stock-based compensation	1,621	1,166
Compensation and vacation accruals	617	729
Inventory reserve	951	815
Allowance for doubtful accounts	163	219
Other, net	407	972

	53,970	34,820
Valuation allowance	(41,297)	(18,230)

Net deferred tax asset	12,673	16,590
Less current portion	2,656	3,479

Non-current portion	$10,017	$13,111

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets above.
At February 28, 2010, the Company had net operating loss carryforwards (“NOLs”) of approximately $72.8 million and $88.6 million for federal and state purposes, respectively, expiring at various dates through fiscal 2030.
As of February 28, 2010, the Company had foreign tax credit carryforwards of $839,000 expiring at various dates through 2019 and research and development tax credit carryforwards of $2.5 million and $2.8 million for federal and state income tax purposes, respectively, expiring at various dates through 2030.

As of March 1, 2007, the Company adopted an accounting pronouncement related to FASB ASC Topic 740, “Income Taxes,” which established a framework for determining the appropriate level of tax reserves to maintain for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax position is as follows (in thousands):

Balance at February 28, 2008	$6,284
Increase in fiscal 2009	165

Balance at February 28, 2009	6,449
Decrease in fiscal 2010	(5,184)

Balance at February 28, 2010	$1,265

During fiscal 2010, the Company recorded an increase in deferred income tax assets of $18.1 million that was attributable to the unrecovered cost basis in an inactive subsidiary that was dissolved. A corresponding increase in the deferred tax asset valuation allowance was also recorded because future realization of such tax benefits is not considered to be more likely than not. In connection with recording this increase in deferred tax assets for the unrecovered cost basis in the inactive subsidiary that was dissolved, the Company reversed an uncertain tax position of $3,810,000 from income taxes payable with a corresponding reduction of deferred tax assets. This reversal related to a portion of a tax loss carryforward of the liquidated subsidiary that was extinguished as a result of claiming an income tax benefit for the unrecovered cost basis of that subsidiary.
The tax benefit of $1,374,000 that was recorded in fiscal 2010 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded in fiscal 2010 because future realizability of such benefit was not considered to be more likely than not.
The unrecognized tax benefits of $1,265,000, if recognized, would impact the effective tax rate on income (loss) from continuing operations.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 2002 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2003 through 2010 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company’s French subsidiary for fiscal years 2004 through 2007 are currently being examined by the French tax authorities. Certain income tax returns for fiscal years 2007 through 2010 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.
NOTE 8 — STOCKHOLDERS’ EQUITY
Equity Awards
Under the Company’s 2004 Incentive Stock Plan (the “2004 Plan”), which was adopted on July 30, 2004 and was amended effective July 30, 2009, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), phantom stock and bonus stock. To date, only stock options, restricted stock, RSUs and bonus stock have been granted under the 2004 Plan. Equity awards to officers and other employees become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, generally over a four-year period. Options can no longer be granted under the Company’s 1999 Stock Option Plan.
Options are granted with exercise prices equal to market value on the date of grant. Option grants expire 10 years after the date of grant. The Company treats an equity award with graded vesting as a single award for expense attribution purposes and recognizes compensation cost on a straight-line basis over the requisite service period of the entire award.

The following table summarizes the stock option activity for fiscal years 2010, 2009 and 2008 (options in thousands):

		Weighted
	Number of	Average
	Options	Option Price
Outstanding at February 28, 2007	2,461	$10.33
Granted	355	4.46
Exercised	(66)	3.24
Forfeited or expired	(368)	11.03

Outstanding at February 28, 2008	2,382	9.54

Granted	578	2.42
Exercised	(50)	1.75
Forfeited or expired	(1,041)	8.36

Outstanding at February 28, 2009	1,869	8.20

Granted	320	1.48
Exercised	(1)	1.32
Forfeited or expired	(165)	24.39

Outstanding at February 28, 2010	2,023	$5.82

Exercisable at February 28, 2010	1,144	$8.06

Of the 50,000 stock options exercised during the fiscal 2009, 39,498 shares underlying such exercised options were retained by the Company in a “net-share” settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.
Changes in the Company’s nonvested restricted stock shares and RSUs during fiscal years 2010, 2009 and 2008 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2007	20	$6.51
Granted	542	3.71
Vested	(80)	4.84
Forfeited	(8)	4.28

Outstanding at February 28, 2008	474	3.63

Granted	633	2.06
Vested	(149)	3.76
Forfeited	(51)	3.87

Outstanding at February 28, 2009	907	2.50

Granted	1,147	1.81
Vested	(231)	2.49
Forfeited	(39)	2.26

Outstanding at February 28, 2010	1,784	$2.06

The Company retained 71,293 and 43,430 of the vested restricted stock shares and RSUs to cover the required amount of employee withholding taxes in fiscal 2010 and 2009, respectively. In addition, the Company issued 36,000 bonus stock shares in fiscal 2009, of which 13,242 shares were retained by the Company to cover the required amount of employee withholding taxes.
As of February 28, 2010, there were 2,047,173 award units in the 2004 Plan that were available for grant.

Under the 2004 Plan as amended, on the day of the annual stockholders meeting, each non-employee director receives an equity award of up to 20,000 award units. Equity awards granted to non-employee directors vest on the earlier of the date of the annual stockholders meeting or one year from the date of grant.
The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2010	2009	2008

Expected life (years) (1)	6	6	6
Expected volatility (2)	74%-79%	63%-64%	61%-64%
Risk-free interest rates (3)	2.0%-3.0%	2.7%-3.5%	4.5%-4.6%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.

(2)	The expected volatility is estimated based on historical volatility of the Company’s stock price.

(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
The weighted average fair value for stock options granted in fiscal years 2010, 2009 and 2008 was $1.02, $1.45, and $2.71, respectively.
The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of February 28, 2010 was 4.8 years and $634,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of February 28, 2010 was 4.8 years and $52,000, respectively. The total intrinsic value for stock options exercised during the year ended February 28, 2010 was $2,130. Net cash proceeds from the exercise of stock options for the years ended February 28, 2010, 2009 and 2008 were $1,000, $0 and $213,000, respectively.
Stock-based compensation expense for the years ended February 28, 2010, 2009 and 2008 is included in the following captions of the consolidated statements of operations (in thousands):

	Year Ended February 28,
	2010	2009	2008

Cost of revenues	$164	$75	$64
Research and development	298	257	205
Selling	133	102	294
General and administrative	1,386	834	1,590

	$1,981	$1,268	$2,153

Included in the loss from discontinued operations in the consolidated statement of operations for the year ended February 28, 2008 is stock-based compensation expense of $85,000.
As of February 28, 2010, there was $3.8 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.
Stock Warrants
In December 2007, the Company issued to a DBS customer a fully vested warrant to purchase 350,000 shares of common stock at an exercise price of $3.72 per share, exercisable for three years.
In December 2009 and January 2010, the Company issued a total of 500,000 common stock purchase warrants to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company’s common stock for the 20 consecutive trading days prior to December 22, 2009. These warrants are exercisable until December 22, 2012.

In October 2009, the Company issued 20,000 common stock purchase warrants to a key supplier at an exercise price of $1.00 per share. These warrants became vested in April 2010 and are exercisable until October 6, 2012.
Preferred Stock Purchase Rights
At February 28, 2010, 27,661,728 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company’s outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.
NOTE 9 — EARNINGS PER SHARE
The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities (options, warrants, nonvested restricted stock and RSUs) outstanding amounting to 4,677,000, 3,126,000 and 3,206,000 at February 28, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).
NOTE 10 — OTHER FINANCIAL INFORMATION
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	February 28,
	2010	2009
Income taxes payable	$9	$5,218
Accrued warranty costs	1,231	3,286
Other	2,286	3,465

	$3,526	$11,969

Supplemental Cash Flow Information
“Net cash provided (used) by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income as follows (in thousands):

	Year Ended February 28,
	2010	2009	2008

Interest paid	$942	$1,615	$2,322
Income taxes refunded	$(6)	$(792)	$(1,645)

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended February 28,
	2010	2009	2008

Non-cash consideration issued in partial satisfaction of product performance claim by key customer:
Common stock	$—	$—	$2,560
Warrants	$—	$—	$252
Subordinated note payable	$—	$—	$5,000

Non-cash consideration received from the sale of the Solutions Division’s TelAlert software business:
Note receivable, net of payments received	$—	$—	$1,970
Fair value of preferred stock	$—	$—	$3,137

Earn-out amount for TechnoCom acquistion, net of payments	$—	$—	$1,284
Valuation and Qualifying Accounts
Following is the Company’s schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance	(credited)
	at	to costs				Balance
	beginning	and				at end of
Allowance for doubtful accounts:	of period	expenses	Deductions	Other		period
Fiscal 2008	$347	$1,398	$(1,111)	$637	(1)	$1,271
Fiscal 2009	1,271	(507)	(212)	—		552
Fiscal 2010	552	486	(625)	—		413

		Charged
	Balance	(credited)
	at	to costs				Balance
	beginning	and				at end of
Warranty reserve:	of period	expenses	Deductions	Other		period
Fiscal 2008	$1,295	$13,435	$(1,049)	$(8,812	)(2)	$4,869
Fiscal 2009	4,869	353	(1,936)	—		3,286
Fiscal 2010	3,286	305	(2,360)	—		1,231

(1)	These represent amounts of allowances and reserves pertaining to the Aercept assets that were acquired from AirIQ in March 2007.

(2)	The warranty reserve was reduced by $8.8 million as the result of a settlement agreement with a key DBS customer, as further described in Note 11.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases the building that houses its corporate office, Satellite segment offices and manufacturing plant in Oxnard, California under an operating lease that expires June 30, 2011. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. The Wireless DataCom segment leases facilities in California, Minnesota, Georgia and Canada. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.
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
In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer. In January 2008, the customer requalified CalAmp’s designs for the affected products and in May 2008 the Company resumed product shipments to this customer.
In December 2007, the Company entered into a settlement agreement with this customer. Under the terms of the settlement agreement, CalAmp agreed to rework certain DBS products previously returned to the Company or to be returned over a 15-month period and provided extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In addition, as part of the December 2007 settlement:
•	The Company issued to the customer one million shares of CalAmp common stock.
•	The Company issued to the customer a fully vested warrant to purchase an additional 350,000 shares of common stock at $3.72 per share, exercisable for three years.
•
The customer agreed to restrictions on 500,000 shares of the common stock issued in connection with the settlement and the warrant shares that limit sales to 285,000 shares in any one year period following the settlement date. The customer also agreed to vote all of its CalAmp shares (including the warrant shares) either with the recommendation of the Company’s Board of Directors or in the same proportion as all other outstanding shares.

•
The Company issued to the customer a $5 million non-interest bearing promissory note that was payable at a rate of $5.00 per unit on the first one million DBS units purchased by a key DBS customer after the date of the settlement agreement.

•
The customer agreed to pay $1.3 million of $2.3 million in outstanding accounts receivable due to the Company, with the remaining $1 million of receivables canceled by the Company as additional consideration for the settlement.

•	The parties agreed to release each other from claims related to all products shipped before the date of the settlement agreement.
In the fourth quarter of fiscal 2008, the Company recorded the subordinated note payable of $5,000,000, the issuance of one million shares of common stock valued at $2,560,000 (the fair value of the shares as of the settlement date of December 14, 2007), the common stock purchase warrants valued at $252,000 and the reduction of accounts receivable of $1,000,000. A corresponding reduction of $8,812,000 was made in the reserve for accrued warranty costs to reflect this settlement consideration given by the Company. The subordinated note was paid off during fiscal 2010.
At February 28, 2010, the Company has aggregate reserves of $2.7 million for this matter, of which $1.1 million is an inventory reserve, approximately $0.6 million is a vendor liability reserve included in other accrued liabilities, and the remaining $1.0 million is a reserve for accrued warranty costs. The Company believes that its established reserves as of February 28, 2010 of $2.7 million will be adequate to cover total future costs under this settlement agreement.

Other Contingencies
In October 2009, CalAmp, as the successor-in-interest to a subcontract for the installation of a public safety communications project for a county government, received a letter from the county notifying the prime contractor and CalAmp of its intent to terminate the prime contract effective November 1, 2009. The subcontract has a total value of $2.7 million, of which $2.5 million has been paid by the prime contractor. Of this amount paid, approximately $500,000 was received by CalAmp and approximately $2 million was received by a predecessor-in-interest that served as the original subcontracting party. In January 2010, the county sent to the prime contractor and CalAmp a letter demanding that the prime contractor refund to the county approximately $1.4 million in exchange for the county returning certain purchased materials to the prime contractor. The prime contractor responded to the county asserting that the county is not entitled to a refund and in addition, the prime contractor sent an invoice for work on the last portion of the project. No loss accrual has been made in the accompanying consolidated financial statements for this matter.
NOTE 12 — LEGAL PROCEEDINGS
In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against CalAmp, the former owner of CalAmp’s Aercept business and one of Aercept’s distributors. The lawsuit alleged that Aercept made misrepresentations when the plaintiffs purchased analog vehicle tracking devices in 2005, which was prior to CalAmp’s acquisition of Aercept in an asset purchase. The tracking devices ceased functioning in early 2008 due to termination of analog service by the wireless network operators. In April 2010, the parties entered into a settlement agreement on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations for fiscal 2010. The settlement agreement received the preliminary approval of the Court on April 19, 2010, and is subject to final Court approval.
In May 2007, a patent infringement suit was filed against the Company in the U.S. District Court for the Eastern District of Texas. The lawsuit contended that the Company infringed on four patents and sought injunctive and monetary relief. In August 2007, the Company denied the plaintiff’s claims and asserted counterclaims. In April 2010, the parties settled the lawsuit on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations for fiscal 2010.
In December 2009, a patent infringement suit was filed against the Company in the Northern District of Georgia. The suit alleges infringement of four U.S. patents. The Company believes the lawsuit is without merit and intends to vigorously defend against this action. Management cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. No loss accrual has been made in the accompanying financial statements for this matter.
In addition to the foregoing matters, the Company from time to time is a party, either as plaintiff or defendant, to various legal proceedings and claims that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.
NOTE 13 — SEGMENT AND GEOGRAPHIC DATA
Information by business segment is as follows:

	Year ended February 28, 2010				Year ended February 28, 2009
	Operating Segments				Operating Segments
		Wireless				Wireless
	Satellite	DataCom	Corporate	Total	Satellite	DataCom	Corporate	Total

Revenues	$54,715	$57,398		$112,113	$26,327	$72,043		$98,370

Gross profit	$4,258	$18,132		$22,390	$10,254	$27,872		$38,126

Gross margin	7.8%	31.6%		20.0%	38.9%	38.7%		38.8%

Operating income (loss)	$(111)	$(5,867)	$(4,007)	$(9,985)	$3,616	$(42,206)	$(6,394)	$(44,984)

	Year ended February 28, 2008
	Operating Segments
		Wireless
	Satellite	DataCom	Corporate	Total

Revenues	$50,490	$90,417		$140,907

Gross profit (loss)	$(14,808)	$33,303		$18,495

Gross margin	(29.3%)	36.8%		13.1%

Operating loss	$(63,924)	$(30,473)	$(6,421)	$(100,818)
The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the “Corporate” column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries for the CEO, COO, CFO and several other corporate staff members, and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and board of director fees and expenses.
It is not practicable for the Company to report identifiable assets by segment because these businesses share resources, functions and facilities.
The Company does not have significant long-lived assets outside the United States.
The Company’s revenues were derived mainly from customers in the United States, which represented 93%, 89% and 94% of consolidated revenues in fiscal 2010, 2009 and 2008, respectively. No single foreign country accounted for more than 10% of the Company’s revenue in fiscal 2009.
NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2010 and 2009 (in thousands, except percentages and per share data):

	Fiscal 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$23,000	$23,940	$30,692	$34,481	$112,113
Gross profit	4,707	4,804	5,897	6,982	22,390
Gross margin	20.5%	20.1%	19.2%	20.2%	20.0%
Net loss	(3,957)	(4,243)	(1,319)	(1,332)	(10,851)
Net loss per diluted share	(0.16)	(0.17)	(0.05)	(0.05)	(0.43)

	Fiscal 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$27,901	$23,308	$25,834	$21,327	$98,370
Gross profit	9,429	7,468	7,641	13,588	38,126
Gross margin	33.8%	32.0%	29.6%	63.7%	38.8%
Net loss	(497)	(1,498)	(1,838)	(45,832)	(49,665)
Net loss per diluted share	(0.02)	(0.06)	(0.07)	(1.85)	(2.01)
The net loss in the fiscal 2009 fourth quarter included impairment charges of $44.7 million and income tax expense of $6.0 million, partially offset by the $9 million reduction of cost of revenues as a result of the legal settlement with Rogers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of February 28, 2010, that the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
The management of CalAmp Corp. has assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework”. Based on its assessment, management of CalAmp Corp. has concluded that, as of February 28, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Compensatory Arrangements of Executive Officers
On February 18, 2010, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2011 executive officer incentive compensation plan. The individuals covered by the fiscal 2011 executive officer incentive compensation plan are:

•	Richard Gold	Chief Executive Officer

•	Michael Burdiek	President and Chief Operating Officer

•	Garo Sarkissian	Vice President Corporate Development

•	Richard Vitelle	Vice President Finance, Chief Financial Officer and Corporate Secretary

Mr. Gold is eligible for target and maximum bonuses of up to 50% and 100%, respectively, of his annual salary. Messrs. Burdiek and Vitelle are each eligible for target bonuses of up to 40% of annual salary, and maximum bonuses of up to 80% of annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 30% and 60%, respectively, of his annual salary.
The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2011.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.
The following information will be included in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2010 and is incorporated herein by reference in response to this item:
•	Information regarding directors of the Company who are standing for reelection.
•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts”.
•	Information on the Company’s “Code of Business Conduct and Ethics” for directors, officers and employees.
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2010 is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Stock Ownership” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2010 is incorporated herein by reference in response to this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2010 is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the caption “Independent Public Accountants” in the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2010 is incorporated herein by reference in response to this item.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:
2.	Financial Statements Schedules:
Schedule II — Valuation and Qualifying Accounts is included in the consolidated financial statements which are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.
All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
3.	Exhibits
Exhibits required to be filed as part of this report are:

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation reflecting the change in the Company’s name to CalAmp Corp. and the increase in authorized common stock from 30 million to 40 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the period ended August 31, 2004).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005).

4.1
Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 filed with Company’s Annual Report on Form 10-K for the year ended February 28, 2007).

4.2
Warrant, dated December 14, 2007, issued by CalAmp Corp. to EchoStar Technologies Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 14, 2007).

Exhibit
Number	Description

10.	Material Contracts:

(i) Other than Compensatory Plan or Arrangements:

10.1
Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for a facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company’s Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005).

10.3
Settlement Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated December 14, 2007).

10.4
Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2009).

10.5
Subordinated Note and Warrant Purchase Agreement dated December 22, 2009 between CalAmp Corp. and nine investors (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated December 22, 2009).

10.6	Joinder Agreement dated January 15, 2010 between CalAmp Corp. and six investors (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated January 15, 2010).

10.7	Amendment to Loan Documents dated March 24, 2010 between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries.

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.8	The 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-93097 on Form S-8)

10.9	CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit 10.6 filed with Company’s Annual Report on Form 10-K for the year ended February 28, 2007).

10.10
Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 filed with Company’s Annual Report on Form 10-K for the year ended February 28, 2004).

10.11	Employment Agreement between the Company and Michael Burdiek dated July 2, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended May 31, 2007).

10.12	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended May 31, 2007).

10.13	Employment Agreement between the Company and Richard Gold, effective March 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 4, 2008).

10.14
Form of Amendment to Employment Agreement dated December 19, 2008, for each of the executive officers: Richard Gold, Michael Burdiek, Richard Vitelle and Garo Sarkissian (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended November 29, 2008).

10.15
Second Amendment to Employment Agreement dated May 11, 2009 between the Company and Richard Gold (incorporated by reference to Exhibit 10.24 filed with Company’s Annual Report on Form 10-K for the year ended February 28, 2009)

Exhibit
Number	Description

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of Item 15(a)(3)Exhibits and specifically identified as such.

(c)	Other Financial Statement Schedules. None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2010.

CALAMP CORP.
By:	/s/ Richard Gold
Richard Gold
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Perna, Jr. Frank Perna, Jr.	Chairman of the Board of Directors	May 4, 2010

/s/ Kimberly Alexy Kimberly Alexy	Director	May 4, 2010

/s/ A.J. Moyer A.J. Moyer	Director	May 4, 2010

/s/ Thomas Pardun Thomas Pardun	Director	May 4, 2010

/s/ Larry Wolfe Larry Wolfe	Director	May 4, 2010

/s/ Richard Gold Richard Gold	Chief Executive Officer and Director (principal executive officer)	May 6, 2010

/s/ Richard Vitelle Richard Vitelle	VP Finance, Chief Financial Officer and Treasurer (principal accounting officer)	May 6, 2010