Form 10-Q
period 2010-05-29
CalAmp Corp.
filed 2010-07-08
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
COMMISSION FILE NUMBER: 0-12182

CALAMP CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1401 N. Rice Avenue
Oxnard, California	93030
(Address of principal executive offices)	(Zip Code)
(805) 987-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 27,645,344.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	May 31,	February 28,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$4,026	$2,986
Accounts receivable, less allowance for doubtful accounts of $410 and $413 at May 31, 2010 and February 28, 2010, respectively	13,423	16,520
Inventories	11,079	10,608
Deferred income tax assets	2,263	2,656
Prepaid expenses and other current assets	4,728	4,720

Total current assets	35,519	37,490

Property, equipment and improvements, net of accumulated depreciation and amortization	2,283	2,055
Deferred income tax assets, less current portion	10,410	10,017
Intangible assets, net	4,838	5,144
Other assets	2,264	2,247

	$55,314	$56,953

Liabilities and Stockholders’ Equity
Current liabilities:
Bank working capital line of credit	$7,856	$5,901
Accounts payable	14,455	16,186
Accrued payroll and employee benefits	2,484	2,742
Deferred revenue	5,274	4,740
Other current liabilities	3,553	3,526

Total current liabilities	33,622	33,095

Long-term debt	4,243	4,170
Other non-current liabilities	262	489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.01 par value; 40,000 shares authorized; 27,644 and 27,662 shares issued and outstanding at May 31, 2010 and February 28, 2010, respectively	277	277
Additional paid-in capital	151,918	151,453
Accumulated deficit	(134,142)	(131,665)
Accumulated other comprehensive loss	(866)	(866)

Total stockholders’ equity	17,187	19,199

	$55,314	$56,953

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	May 31,
	2010	2009

Revenues	$26,346	$23,000

Cost of revenues	20,223	18,293

Gross profit	6,123	4,707

Operating expenses:
Research and development	2,763	2,898
Selling	2,622	2,201
General and administrative	2,509	2,757
Intangible asset amortization	306	341

Total operating expenses	8,200	8,197

Operating loss	(2,077)	(3,490)

Non-operating expense:
Interest expense, net	(367)	(205)
Other expense, net	(33)	(262)

Total non-operating expense	(400)	(467)

Loss before income taxes	(2,477)	(3,957)

Income tax provision	—	—

Net loss	$(2,477)	$(3,957)

Basic and diluted loss per share	$(0.09)	$(0.16)

Shares used in computing basic and diluted loss per share	26,982	24,860
See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Three Months Ended
	May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,477)	$(3,957)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	636	629
Stock-based compensation expense	523	412
Non-cash interest expense	134	—
Other	11	9
Changes in operating assets and liabilities:
Accounts receivable	3,097	(203)
Inventories	(471)	1,011
Prepaid expenses and other assets	(196)	291
Accounts payable	(1,731)	3,358
Accrued liabilities	(516)	(1,280)
Deferred revenue	534	300

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(456)	570

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(569)	(273)
Collections on note receivable	110	75
Other	—	(33)

NET CASH USED IN INVESTING ACTIVITIES	(459)	(231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit borrowings	1,955	—
Debt repayments	—	(3,125)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,955	(3,125)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	255

Net change in cash and cash equivalents	1,040	(2,531)
Cash and cash equivalents at beginning of period	2,986	6,913

Cash and cash equivalents at end of period	$4,026	$4,382

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2010 AND 2009
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
The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2010 fell on February 27, 2010. The actual interim periods ended on May 29, 2010 and May 30, 2009. In the accompanying unaudited consolidated financial statements, the 2010 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.
Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 6, 2010.
In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at May 31, 2010 and its results of operations for the three months ended May 31, 2010 and 2009. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.
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
Debt — The estimated fair value of the Company’s bank debt approximates the carrying value of such debt because the interest rate is variable and is market-based. The estimated fair value of the Company’s 12% subordinated promissory notes due December 22, 2012 approximates the carrying value of this debt, such carrying value consisting of the $5 million face amount of the notes less a debt discount comprised of the unamortized fair value of the stock purchase warrants that were issued with the notes.
NOTE 2 — INVENTORIES
Inventories consist of the following (in thousands):

	May 31,	February 28,
	2010	2010
Raw materials	$9,188	$9,483
Work in process	232	209
Finished goods	1,659	916

	$11,079	$10,608

NOTE 3 — INTANGIBLE ASSETS
Intangible assets are comprised as follows (in thousands):

		May 31, 2010			February 28, 2010
			Accum-			Accum-
		Gross	ulated		Gross	ulated
	Amortization	Carrying	Amortiz-		Carrying	Amortiz-
	Period	Amount	ation	Net	Amount	ation	Net

Developed/core technology	5-7 years	$3,101	$1,254	$1,847	$3,101	$1,054	$2,047
Customer lists	5-7 years	1,339	569	770	1,339	475	864
Covenants not to compete	1 year	138	77	61	138	66	72
Patents	4-5 years	39	9	30	39	8	31
Tradename	Indefinite	2,130	—	2,130	2,130	—	2,130

		$6,747	$1,909	$4,838	$6,747	$1,603	$5,144

Amortization expense of intangible assets was $306,000 and $341,000 for the three months ended May 31, 2010 and 2009, respectively. All intangible asset amortization expense was attributable to the Wireless DataCom business.
Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2011 (remainder)	$827
2012	$990
2013	$732
2014	$159
NOTE 4 — FINANCING ARRANGEMENTS
Bank Working Capital Line of Credit
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank of Durham, North Carolina. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. Outstanding borrowings on the revolver at May 31, 2010 and February 28, 2010 amounted to $7,856,000 and $5,901,000, respectively.
The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) on a rolling six-month basis. The Loan Agreement also provides for a number of standard events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement also requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	May 31,	February 28,
	2010	2010
Subordinated promissory notes due December 22, 2012	$5,000	$5,000
Less discount	(757)	(830)

	$4,243	$4,170

On December 22, 2009 and January 15, 2010, the Company raised a total of $5,000,000 from the issuance of subordinated debt (the “Subordinated Notes”), including $325,000 of Subordinated Notes that were sold to three investors affiliated with the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last banking day of June and December, and all Subordinated Note principal is payable at the maturity date. The discount on long-term debt represents the fair value of the warrants issued to the holders of the promissory notes in the original amount of $870,000. The fair value was estimated using the Black-Scholes option pricing model. This discount is being amortized on a straight-line basis to interest expense over the three-year term of the Subordinated Notes.
The Company also incurred debt issue costs of $543,000 on the Square 1 Bank credit facility and the Subordinated Notes, that are being amortized on a straight-line basis to interest expense over an average period of approximately 2.8 years. These debt issue costs, net of amortization, are included in Other Assets in the consolidated balance sheets at May 31, 2010 and February 28, 2010.
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2010	2010
Deferred rent	$45	$88
Deferred revenue	217	401

	$262	$489

NOTE 5 — INCOME TAXES
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
As of March 1, 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, “Income Taxes,” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. FASB ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. FASB ASC Topic 740 also established new disclosure requirements related to tax reserves. At May 31, 2010, the Company has unrecognized tax benefits of $1,265,000 which, if recognized, would impact the effective tax rate on income (loss) before income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 2002 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2003 through 2010 remain open to examination by U.S. federal and state tax authorities. The income tax returns filed by the Company’s French subsidiary for fiscal years 2004 through 2007 are currently being examined by French tax authorities. Certain income tax returns for fiscal years 2007 through 2010 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.
At May 31, 2010, the Company had a net deferred income tax asset balance of $12,673,000. The current portion of the deferred tax assets is $2,263,000 and the noncurrent portion is $10,410,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $54.9 million and a valuation allowance of $42.2 million.
No tax benefit was recorded during the quarters ended May 31, 2010 and 2009 because the future realizability of such benefit was not considered to be more likely than not.
NOTE 6 — EARNINGS (LOSS) PER SHARE
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
The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities outstanding amounting to 4,597,000 and 3,183,000 at May 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share). These potentially dilutive securities consist of options, warrants, nonvested restricted stock, and nonvested restricted stock units (“RSUs”).
NOTE 7 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three months ended May 31, 2010 and 2009 (in thousands):

	Three Months Ended
	May 31,
	2010	2009
Net loss	$(2,477)	$(3,957)
Foreign currency translation adjustments	—	260

Comprehensive loss	$(2,477)	$(3,697)

NOTE 8 — STOCK-BASED COMPENSATION
Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of operations (in thousands):

	Three Months Ended
	May 31,
	2010	2009
Cost of revenues	$39	$21
Research and development	79	60
Selling	40	21
General and administrative	365	310

	$523	$412

Changes in the Company’s outstanding stock options during the three months ended May 31, 2010 were as follows:

		Weighted
	Number of	Average
	Options	Option Price
Outstanding at February 28, 2010	2,023	$5.82

Granted	—	—
Exercised	—	—
Forfeited or expired	(21)	23.46

Outstanding at May 31, 2010	2,002	$5.64

Exercisable at May 31, 2010	1,262	$7.52

Changes in the Company’s unvested restricted stock shares and RSUs during the three months ended May 31, 2010 were as follows:

		Weighted
	Number	Average Grant
	of Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2010	1,784	$2.06

Granted	10	2.47
Vested	(54)	2.72
Forfeited	(15)	1.80

Outstanding at May 31, 2010	1,725	$2.04

During the three months ended May 31, 2010, the Company retained 20,935 of the vested restricted stock shares and RSUs to cover the required amount of employee withholding taxes.
As of May 31, 2010, there was $3.3 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.5 years.

NOTE 9 — CONCENTRATION OF RISK
Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company’s Satellite business unit accounted for 40.0% of consolidated revenues for both the three months ended May 31, 2010 and 2009. This customer accounted for 33.2% and 47.9% of consolidated net accounts receivable at May 31, 2010 and February 28, 2010, respectively. No other customer accounted for 10% or more of consolidated revenues for the three months ended May 31, 2010 or 2009.
Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for 59% and 47% of Company’s total inventory purchases in the three months ended May 31, 2010 and 2009, respectively. As of May 31, 2010, this supplier accounted for 65% of the Company’s total accounts payable.
NOTE 10 — PRODUCT WARRANTIES
The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the three months ended May 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	May 31,
	2010	2009

Balance at beginning of period	$1,231	$3,286
Charged to costs and expenses	89	56
Deductions	(293)	(336)
Balance at end of period

	$1,027	$3,006

Accrued warranty costs are included in Other Current Liabilities in the consolidated balance sheets at May 31, 2010 and February 28, 2010.
NOTE 11 — OTHER FINANCIAL INFORMATION
“Net cash provided by operating activities” in the unaudited consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2010	2009

Interest paid	$117	$207
Income taxes refunded	$—	$(13)

NOTE 12 — SEGMENT INFORMATION
Segment information for the three months ended May 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended May 31, 2010				Three Months Ended May 31, 2009
	Operating Segments				Operating Segments
		Wireless				Wireless
	Satellite	DataCom	Corporate	Total	Satellite	DataCom	Corporate	Total

Revenues	$10,527	$15,819		$26,346	$9,249	$13,751		$23,000
Gross profit	$793	$5,330		$6,123	$427	$4,280		$4,707
Gross margin	7.5%	33.7%		23.2%	4.6%	31.1%		20.5%
Operating loss	$(270)	$(507)	$(1,300)	$(2,077)	$(617)	$(1,644)	$(1,229)	$(3,490)
The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the “Corporate” column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of all executive officers, other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.
Corporate expenses include stock-based compensation expense of $307,000 and $218,000 in the three months ended May 31, 2010 and 2009, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
DBS Product Field Performance Issues
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
At May 31, 2010, the Company has aggregate remaining reserves of $2.2 million for this matter, of which $0.8 million is an inventory reserve, $0.6 million is a vendor commitment liability included in Other Current Liabilities, and the remaining $0.8 million is a reserve for accrued warranty costs that is also included in Other Current Liabilities. The Company believes that its established reserves as of May 31, 2010 of $2.2 million will be adequate to cover the full resolution of this matter.
Legal Proceedings
In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against CalAmp, the former owner of CalAmp’s Aercept business and one of Aercept’s distributors. The lawsuit alleged that Aercept made misrepresentations when the plaintiffs purchased analog vehicle tracking devices in 2005, which was prior to CalAmp’s acquisition of Aercept in an asset purchase. In April 2010, the parties entered into a settlement agreement on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations. The settlement agreement received the preliminary approval of the Court on April 19, 2010, and is subject to final Court approval.

In December 2009, a patent infringement suit was filed against the Company in the Northern District of Georgia. The suit alleged infringement of four U.S. patents. On June 14, 2010, the plaintiff filed with the court a notice of voluntary dismissal without prejudice of this lawsuit.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below affect the Company’s more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 as filed with the Securities and Exchange Commission on May 6, 2010 and include the following areas:
•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Product warranties;
•	Deferred income tax and uncertain tax position;
•	Impairment assessments of purchased intangible assets and other long-lived assets;
•	Stock-based compensation expense; and
•	Revenue recognition.

RESULTS OF OPERATIONS
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
WIRELESS DATACOM
The Wireless DataCom segment provides wireless communications technologies, products and services to the wireless networks and mobile resource management markets for a wide range of applications. CalAmp has expertise in designing and providing applications involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company’s Wireless DataCom segment is comprised of a Wireless Networks business and a Mobile Resource Management (“MRM”) business.
SATELLITE
The Company’s DBS reception products have historically been sold to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems.
Operating Results by Business Segment
The Company’s revenue, gross profit and operating loss by business segment are as follows:
REVENUE BY SEGMENT

	Three Months Ended May 31,
	2010		2009
		% of		% of
	$000s	Total	$000s	Total
Segment
Satellite	$10,527	40.0%	$9,249	40.2%
Wireless DataCom	15,819	60.0%	13,751	59.8%

Total	$26,346	100.0%	$23,000	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2010		2009
		% of		% of
	$000s	Total	$000s	Total
Segment
Satellite	$793	13.0%	$427	9.1%
Wireless DataCom	5,330	87.0%	4,280	90.9%

Total	$6,123	100.0%	$4,707	100.0%

OPERATING LOSS BY SEGMENT

	Three Months Ended May 31,
	2010		2009
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Satellite	$(270)	(1.0%)	$(617)	(2.7%)
Wireless DataCom	$(507)	(1.9%)	$(1,644)	(7.1%)
Corporate expenses	(1,300)	(5.0%)	(1,229)	(5.4%)

Total	$(2,077)	(7.9%)	$(3,490)	(15.2%)

Revenue
Satellite revenue increased $1.3 million, or 14%, to $10.5 million in the three months ended May 31, 2010 from $9.2 million for the same period in the previous fiscal year. As discussed above, the Company’s historically largest DBS customer put on hold all orders with the Company in May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp’s designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this DBS customer were $1.3 million higher for the quarter ended May 31, 2010 compared to the same period last year. However, there have been no sales to the Company’s other DBS customer since fiscal 2009 due to pricing and competitive pressures on older generation products and the time required to get the next generation products qualified with this customer. The Company is currently developing next generation products for this customer and is targeting initial deliveries of one such product before the end of the current fiscal year.
Wireless DataCom revenue increased by $2.1 million, or 15%, to $15.8 million in the first quarter of fiscal 2011 compared to the fiscal 2010 first quarter. The revenue improvement was predominantly related to the MRM business and was attributable to the addition of new customers and growth in orders from existing customers. Wireless Networks revenue was down 8% in the first quarter of fiscal 2010 compared to the prior year. The Wireless Networks business is still being impacted by the economic downturn, which has caused both commercial and governmental customers to defer buying decisions.
Gross Profit and Gross Margins
Satellite gross profit increased by $366,000 to $793,000 in the fiscal 2011 first quarter compared to the first quarter of last year. Satellite’s gross margin improved to 7.5% in the first quarter of fiscal 2011 from 4.6% in the first quarter of fiscal 2010 due primarily to higher satellite revenue.
Wireless DataCom gross profit increased by $1.0 million to $5.3 million in the fiscal 2011 first quarter compared to $4.3 million in the first quarter of last year. Wireless DataCom’s gross margin improved to 33.7% in the first quarter of fiscal 2011 from 31.1% in the first quarter of fiscal 2010 due primarily to higher revenue.
See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.
Operating Expenses
Consolidated research and development expense decreased 5% to $2,763,000 in the first quarter of fiscal 2011 from $2,898,000 last year. This decrease is primarily due to personnel reductions in the Wireless DataCom segment.
Consolidated selling expenses increased 19% to $2,622,000 in the first quarter of this year from $2,201,000 last year. More than half of the $421,000 increase was due to higher incentive and commission expense on the higher revenue level compared to the first quarter of last year. Also, about $130,000 of the increase was from travel related expenses.

Consolidated general and administrative expenses (“G&A”) decreased by $248,000 to $2,509,000 in the first quarter of this year compared to the prior year due to workforce reductions and other cost cutting actions implemented by the Company.
Amortization of intangibles decreased from $341,000 in the first quarter of last year to $306,000 in the first quarter of this year. The reduction is attributable to some intangible assets becoming fully amortized during the first quarter of this year.
Non-operating Expense, Net
Non-operating expense decreased $67,000 from the first quarter of last year to the first quarter of this year. This decrease was primarily due to a $226,000 decrease in foreign currency losses, partially offset by an increase in net interest expense of $162,000. The higher interest expense in the first quarter of this year was attributable to the 6% per annum minimum interest on the bank revolving credit facility, the 12% interest per annum fixed interest on the Subordinated Notes, and the interest expense from amortization of debt issue costs and warrants as discussed in Note 4 to the accompanying unaudited consolidated financial statements.
Income Tax Provision
There was no tax benefit recorded during the quarters ended May 31, 2010 and 2009 because future realizability of such benefit was not considered to be more likely than not.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash and cash equivalents, which amounted to $4,026,000 at May 31, 2010, and the working capital line of credit with Square 1 Bank. During the three months ended May 31, 2010, cash and cash equivalents increased by $1,040,000. Cash was provided by net borrowings on the bank line of credit of $1,955,000 and collections on a note receivable of $110,000, partially offset by cash used in operations of $456,000 and capital expenditures of $569,000.
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank of Durham, North Carolina. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. At May 31, 2010, the Company had outstanding borrowings under this facility of $7,856,000, and the amount available to borrow at that date amounted to $1,842,000.
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
At May 31, 2010 the Company had aggregate reserves of $2.2 million for a DBS product performance issue as described in Note 13 to the accompanying unaudited consolidated financial statements. While the Company believes that these reserves will be adequate to cover total future product rework costs under the settlement agreement reached with the particular customer and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.

FORWARD LOOKING STATEMENTS
Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company’s Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company’s business, and other risks and uncertainties that are set forth under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2010 as filed with the Securities and Exchange Commission on May 6, 2010. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $866,000 related to the Company’s Canadian and French subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at May 31, 2010 and February 28, 2010. Foreign currency losses included in the consolidated statements of operations for the three months ended May 31, 2010 and 2009 were $43,000 and $269,000, respectively.
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
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In December 2009, a patent infringement suit was filed against the Company in the Northern District of Georgia. The suit alleged infringement of four U.S. patents. On June 14, 2010, the plaintiff filed with the court a notice of voluntary dismissal without prejudice of this lawsuit.

ITEM 1A.	RISK FACTORS
The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010, for a discussion of factors that could materially affect the Company’s business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit 31.1	—	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	—	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 8, 2010	/s/ Richard K. Vitelle
Date	Richard K. Vitelle
Vice President Finance & CFO (Principal Financial Officer and Chief Accounting Officer)