Form 10-Q
period 2010-08-28
CalAmp Corp.
filed 2010-10-06
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 22, 2010 was 28,137,012.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except par value)

	August 31,	February 28,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$4,051	$2,986
Accounts receivable, less allowance for doubtful accounts of $534 and $413 at August 31, 2010 and February 28, 2010, respectively	13,650	16,520
Inventories	11,987	10,608
Deferred income tax assets	2,161	2,656
Prepaid expenses and other current assets	4,551	4,720

Total current assets	36,400	37,490

Property, equipment and improvements, net of accumulated depreciation and amortization	2,087	2,055
Deferred income tax assets, less current portion	9,686	10,017
Intangible assets, net	4,562	5,144
Other assets	1,783	2,247

	$54,518	$56,953

Liabilities and Stockholders’ Equity
Current liabilities:
Bank working capital line of credit	$7,799	$5,901
Accounts payable	15,158	16,186
Accrued payroll and employee benefits	2,572	2,742
Deferred revenue	5,097	4,740
Other current liabilities	2,642	3,526

Total current liabilities	33,268	33,095

Long-term debt	4,315	4,170
Other non-current liabilities	546	489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 28,137 and 27,662 shares issued and outstanding at August 31, 2010 and February 28, 2010, respectively	281	277
Additional paid-in capital	152,046	151,453
Accumulated deficit	(135,072)	(131,665)
Accumulated other comprehensive loss	(866)	(866)

Total stockholders’ equity	16,389	19,199

	$54,518	$56,953

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Revenues	$29,490	$23,940	$55,836	$46,940

Cost of revenues	22,122	19,136	42,345	37,429

Gross profit	7,368	4,804	13,491	9,511

Operating expenses:
Research and development	2,779	2,633	5,542	5,531
Selling	2,675	2,402	5,297	4,603
General and administrative	2,200	2,501	4,709	5,258
Intangible asset amortization	276	342	582	683

Total operating expenses	7,930	7,878	16,130	16,075

Operating loss	(562)	(3,074)	(2,639)	(6,564)

Non-operating income (expense):
Interest expense, net	(368)	(174)	(736)	(379)
Loss on sale of investment	—	(1,008)	—	(1,008)
Other income (expense), net	—	13	(32)	(249)

Total non-operating expense	(368)	(1,169)	(768)	(1,636)

Loss before income taxes	(930)	(4,243)	(3,407)	(8,200)

Income tax provision	—	—	—	—

Net loss	$(930)	$(4,243)	$(3,407)	$(8,200)

Basic and diluted loss per share	$(0.03)	$(0.17)	$(0.13)	$(0.33)

Shares used in computing basic and diluted loss per share	27,094	24,918	27,038	24,889
See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,407)	$(8,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,253	1,283
Stock-based compensation expense	1,004	858
Amortization of debt issue costs and discount	268	—
Loss on sale of investment	—	1,008
Deferred tax assets, net	807	—
Changes in operating assets and liabilities:
Accounts receivable	2,870	1,534
Inventories	(1,379)	3,529
Prepaid expenses and other assets	281	631
Accounts payable	(1,028)	5,324
Accrued liabilities	(1,317)	(2,695)
Deferred revenue	677	244
Other	9	23

NET CASH PROVIDED BY OPERATING ACTIVITIES	38	3,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(712)	(544)
Proceeds from sale of investment	—	992
Collections on note receivable	229	150
Other	—	(36)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(483)	562

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank line of credit borrowings	1,898	1,000
Debt repayments	—	(7,683)
Taxes paid related to net share settlement of vested equity awards	(388)	(105)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,510	(6,788)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	175

Net change in cash and cash equivalents	1,065	(2,512)
Cash and cash equivalents at beginning of period	2,986	6,913

Cash and cash equivalents at end of period	$4,051	$4,401

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

NOTE 1 —	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Basis of Presentation
CalAmp Corp. (“CalAmp” or the “Company”) develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications. The Company’s two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.
The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2010 fell on February 27, 2010. The actual interim periods ended on August 28, 2010 and August 29, 2009. In the accompanying unaudited consolidated financial statements, the 2010 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.
Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 6, 2010.
In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at August 31, 2010 and its results of operations for the three and six months ended August 31, 2010 and 2009. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.
All significant intercompany transactions and accounts have been eliminated in consolidation.
Certain amounts in the financial statements of the prior year have been reclassified to conform to the fiscal 2011 presentation with no effect on net earnings.
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
Recent Authoritative Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for the Company’s fiscal year 2012 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

Also in October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.” ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC No. 2009-14 will be effective for the Company’s fiscal year 2012 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
NOTE 2 — INVENTORIES
Inventories consist of the following (in thousands):

	August 31,	February 28,
	2010	2010
Raw materials	$10,129	$9,483
Work in process	342	209
Finished goods	1,516	916

	$11,987	$10,608

NOTE 3 — INTANGIBLE ASSETS
Intangible assets are comprised as follows (in thousands):

		August 31, 2010			February 28, 2010
			Accum-			Accum-
		Gross	ulated		Gross	ulated
	Amortization	Carrying	Amortiz-		Carrying	Amortiz-
	Period	Amount	ation	Net	Amount	ation	Net
Developed/core technology	5-7 years	$3,101	$1,430	$1,671	$3,101	$1,054	$2,047
Customer lists	5-7 years	1,339	656	683	1,339	475	864
Covenants not to compete	4-5 years	138	87	51	138	66	72
Patents	4-5 years	39	12	27	39	8	31
Tradename	Indefinite	2,130	—	2,130	2,130	—	2,130

		$6,747	$2,185	$4,562	$6,747	$1,603	$5,144

Amortization expense of intangible assets was $276,000 and $342,000 for the three months ended August 31, 2010 and 2009, respectively, and was $582,000 and $683,000 for the six-month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom business.
Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2011 (remainder)	$551
2012	$990
2013	$732
2014	$159

NOTE 4 — FINANCING ARRANGEMENTS
Bank Working Capital Line of Credit
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. Outstanding borrowings on the revolver at August 31, 2010 and February 28, 2010 amounted to $7,799,000 and $5,901,000, respectively. At August 31, 2010 and February 28, 2010, the effective interest rate on the revolver was 6.0%.
The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) on a rolling six-month basis. The Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.
Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	August 31,	February 28,
	2010	2010
Subordinated promissory notes due December 22, 2012	$5,000	$5,000
Less unamortized discount	(685)	(830)

	$4,315	$4,170

On December 22, 2009 and January 15, 2010, the Company raised a total of $5,000,000 from the issuance of subordinated debt (the “Subordinated Notes”), including $325,000 of Subordinated Notes that were sold to three investors affiliated with the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last banking day of June and December, and all Subordinated Note principal is payable at the maturity date. The discount on long-term debt represents the unamortized fair value of the warrants issued to the holders of the promissory notes in the original amount of $870,000. The fair value was estimated using the Black-Scholes option pricing model. This discount is being amortized on a straight-line basis to interest expense over the three-year term of the Subordinated Notes.
The Company also incurred debt issue costs of $543,000 on the Square 1 Bank credit facility and the Subordinated Notes. These costs are being amortized on a straight-line basis to interest expense over an average period of approximately 2.8 years. These debt issue costs, net of amortization, are included in Other Assets in the consolidated balance sheets at August 31, 2010 and February 28, 2010.
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

On March 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109) (“ASC 740”), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal research and development (“R&D”) tax credits of $1.3 million at August 31, 2010 and February 28, 2010 for which the Company has not recognized an income tax benefit for financial reporting purposes. Assuming these tax benefits were recognized at the present time, such amount would be offset by an equal increase in the deferred income tax valuation allowance because the Company has recorded a full valuation allowance against its recognized federal R&D tax credits due to uncertainty as to future realization. The fully reserved recognized federal R&D tax credit balance as of August 31, 2010 and February 28, 2010 was $2.5 million.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Income tax returns filed for fiscal years 2005 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2006 through 2010 remain open to examination by U.S federal and state tax authorities. The income tax returns filed by the Company’s French subsidiary for fiscal years 2004 through 2007 are currently being examined by French tax authorities. Certain income tax returns for fiscal years 2007 through 2010 remain open to examination by Canada federal and Quebec provincial tax authorities. The Company believes that it has made adequate provision for all income tax obligations pertaining to these open tax years.
At August 31, 2010, the Company had net deferred income tax assets of $11,847,000. The current portion of the deferred tax assets is $2,161,000 and the noncurrent portion is $9,686,000. The net deferred income tax asset balance is comprised of gross deferred tax assets of $54.3 million and a valuation allowance of $42.5 million.
During the quarter ended August 31, 2010, the Company received $807,000 for recouping U.S. federal income taxes paid in the 5 years preceding its fiscal year 2008. The Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”) provided for a Net Operating Loss (“NOL”) carryback of up to 5 years for NOLs incurred in taxable years beginning or ending in either 2008 or 2009 (but not both). The carry back provision also qualified for Alternative Minimum Tax (“AMT”). Use of an AMT NOL is limited to 90% of alternative minimum taxable income, however, the WHBAA legislation suspended the 90% limitation on the use of any AMT NOL for the carryback period. Approximately 75% of the $807,000 tax refund relates to federal AMT paid in prior years, and the remainder represents regular federal taxes paid. The $807,000 tax refund was recorded as a reduction of deferred income tax assets.
No tax benefit was recorded during the three and six-month periods ended August 31, 2010 and 2009 because the future realizability of such benefit was not considered to be more likely than not.
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
The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities outstanding in the amount of 5,107,000 and 4,297,000 at August 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share). These potentially dilutive securities consist of options, warrants, nonvested restricted stock, and nonvested restricted stock units (“RSUs”).

NOTE 7 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive loss for the three and six months ended August 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Net loss	$(930)	$(4,243)	$(3,407)	$(8,200)
Foreign currency translation adjustments	—	(4)	—	256

Comprehensive loss	$(930)	$(4,247)	$(3,407)	$(7,944)

NOTE 8 — STOCK-BASED COMPENSATION
Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Cost of revenues	$34	$27	$73	$48
Research and development	74	65	153	125
Selling	60	30	100	51
General and administrative	313	324	678	634

	$481	$446	$1,004	$858

Changes in the Company’s outstanding stock options during the six months ended August 31, 2010 were as follows:

	Number of	Weighted
	Options	Average
	(in 000s)	Option Price
Outstanding at February 28, 2010	2,023	$5.82
Granted	186	2.34
Exercised	—	—
Forfeited or expired	(51)	20.88

Outstanding at August 31, 2010	2,158	$5.17

Exercisable at August 31, 2010	1,406	$6.75

Changes in the Company’s unvested restricted stock shares and RSUs during the six months ended August 31, 2010 were as follows:

	Number of	Weighted
	Shares	Average Grant
	and RSUs	Date Fair
	(in 000s)	Value
Outstanding at February 28, 2010	1,784	$2.06
Granted	863	2.34
Vested	(528)	2.17
Forfeited	(40)	1.88

Outstanding at August 31, 2010	2,079	$2.15

During the six months ended August 31, 2010, the Company retained 163,341 of the vested restricted stock shares and RSUs to cover the required amount of employee withholding taxes in the amount of $388,000.
As of August 31, 2010, there was $4.4 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.8 years.
NOTE 9 — CONCENTRATION OF RISK
Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company’s Satellite business unit accounted for 38% and 41%, respectively, of consolidated revenues for the quarters ended August 31, 2010 and 2009, respectively, and accounted for 39% and 41% of consolidated revenues for the six-month periods then ended. This customer also accounted for 36% and 48% of consolidated net accounts receivable at August 31, 2010 and February 28, 2010, respectively. No other customer accounted for 10% or more of consolidated revenues for the three and six months ended August 31, 2010 or 2009.
Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for approximately 50% of the Company’s total inventory purchases in the six months ended August 31, 2010 and 2009. At August 31, 2010, this supplier accounted for 66% of the Company’s total accounts payable balance.
NOTE 10 — PRODUCT WARRANTIES
The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the six months ended August 31, 2010 and 2009 is as follows (in thousands):

	Six Months Ended
	August 31,
	2010	2009

Balance at beginning of period	$1,231	$3,286
Charged to costs and expenses	360	350
Deductions	(853)	(979)

Balance at end of period	$738	$2,657

Accrued warranty costs are included in Other Current Liabilities in the consolidated balance sheets at August 31, 2010 and February 28, 2010.

NOTE 11 — OTHER FINANCIAL INFORMATION
“Net cash provided by operating activities” in the unaudited consolidated statements of cash flows includes cash payments (receipts) for interest and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2010	2009

Interest paid	$537	$385
Net income tax refunds received	$(806)	$(7)
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2010	2010
Deferred rent	$20	$88
Deferred revenue	526	401

	$546	$489

NOTE 12 — SEGMENT INFORMATION
Segment information for the three and six months ended August 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended August 31, 2010				Three Months Ended August 31, 2009
	Operating Segments				Operating Segments
	Satellite	Wireless DataCom	Corporate	Total	Satellite	Wireless DataCom	Corporate	Total

Revenues	$11,416	$18,074		$29,490	$9,964	$13,976		$23,940
Gross profit	$1,145	$6,223		$7,368	$331	$4,473		$4,804
Gross margin	10.0%	34.4%		25.0%	3.3%	32.0%		20.1%
Operating income (loss)	$31	$618	$(1,211)	$(562)	$(728)	$(1,299)	$(1,047)	$(3,074)

	Six Months Ended August 31, 2010				Six Months Ended August 31, 2009
	Operating Segments				Operating Segments
	Satellite	Wireless DataCom	Corporate	Total	Satellite	Wireless DataCom	Corporate	Total

Revenues	$21,943	$33,893		$55,836	$19,213	$27,727		$46,940
Gross profit	$1,938	$11,553		$13,491	$758	$8,753		$9,511
Gross margin	8.8%	34.1%		24.2%	3.9%	31.6%		20.3%
Operating income (loss)	$(239)	$111	$(2,511)	$(2,639)	$(1,345)	$(2,943)	$(2,276)	$(6,564)

The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the “Corporate” column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of all executive officers, certain other corporate staff, and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.
Corporate expenses include stock-based compensation expense of $278,000 and $223,000 in the three- month periods ended August 31, 2010 and 2009, respectively, and $585,000 and $441,000, respectively, in the six-month periods then ended.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
DBS Product Field Performance Issues
During 2007 a product performance issue arose involving certain DBS equipment manufactured by the Company for a certain customer. After examining the various component parts used in the manufacture of these products, it was determined by the Company that the performance issue was the result of a deterioration of the printed circuit board (PCB) laminate material used in these products. In fiscal 2008, the Company recorded a charge of $17.9 million for this matter. In addition to returning product, in May 2007 this DBS customer put on hold all orders for CalAmp products, including newer generation products, pending the requalification of all products manufactured by the Company for this customer. In December 2007, the Company entered into a settlement agreement with this customer. Under the terms of the settlement agreement, the Company agreed to rework certain DBS products returned by the customer through March 14, 2009. The Company also agreed to provide extended warranty periods for workmanship (18 months) and product failures due to the issue with the PCB laminate material (36 months). In January 2008, the customer requalified CalAmp’s designs for the affected products and in May 2008 the Company resumed product shipments to this customer.
At August 31, 2010, the Company has aggregate remaining reserves of $1.4 million for this matter, of which $0.5 million is an inventory reserve, $0.5 million is a vendor commitment liability included in Other Current Liabilities, and the remaining $0.4 million is a reserve for accrued warranty costs that is also included in Other Current Liabilities. The Company believes that its reserves as of August 31, 2010 of $1.4 million will be adequate to cover the full resolution of this matter.
Legal Proceedings
In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against CalAmp, the former owner of CalAmp’s Aercept business, and one of Aercept’s distributors. The lawsuit alleged that Aercept made misrepresentations when the plaintiffs purchased analog vehicle tracking devices in 2005, which was prior to CalAmp’s acquisition of Aercept in an asset purchase. In April 2010, the parties entered into a settlement agreement on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations. On August 4, 2010, the Court granted final approval of the settlement.
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
SATELLITE
The Company’s DBS reception products have historically been sold to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems. However, during fiscal 2010 and the first half of fiscal 2011 the Company has not sold any products to DirecTV due to pricing and competitive pressures on older generation products and the time required to get the next generation products qualified with this customer. The Company is currently developing next generation products for DirecTV and is targeting initial deliveries of one such product in the fourth quarter of this fiscal year.

Operating Results by Business Segment
The Company’s revenue, gross profit and operating loss by business segment are as follows:
REVENUE BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2010		2009		2010		2009
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$11,416	38.7%	$9,964	41.6%	$21,943	39.3%	$19,213	40.9%
Wireless DataCom	18,074	61.3%	13,976	58.4%	33,893	60.7%	27,727	59.1%

Total	$29,490	100.0%	$23,940	100.0%	$55,836	100.0%	$46,940	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2010		2009		2010		2009
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$1,145	15.5%	$331	6.9%	$1,938	14.4%	$758	8.0%
Wireless DataCom	6,223	84.5%	4,473	93.1%	11,553	85.6%	8,753	92.0%

Total	$7,368	100.0%	$4,804	100.0%	$13,491	100.0%	$9,511	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Satellite	$31	0.1%	$(728)	(3.0%)	$(239)	(0.4%)	$(1,345)	(2.9%)
Wireless DataCom	618	2.1%	(1,299)	(5.4%)	111	0.2%	(2,943)	(6.3%)
Corporate expenses	(1,211)	(4.1%)	(1,047)	(4.4%)	(2,511)	(4.5%)	(2,276)	(4.8%)

Total	$(562)	(1.9%)	$(3,074)	(12.8%)	$(2,639)	(4.7%)	$(6,564)	(14.0%)

Revenue
Satellite revenue increased $1.4 million, or 15%, to $11.4 million in the three months ended August 31, 2010 from $10.0 million for the same period in the previous fiscal year. As discussed above, the Company’s historically largest DBS customer put on hold all orders with the Company in 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In 2008, the customer requalified CalAmp’s designs for the affected products and the Company resumed product shipments to this customer. Revenues from this DBS customer were $1.2 million higher for the quarter ended August 31, 2010 compared to the quarter ended August 31, 2009 because the business with this customer was still ramping up last year.
For the six months ended August 31, 2010, Satellite revenue increased $2.7 million, or 14%, to $21.9 million from $19.2 million for the same period of the prior year. Revenues from the Company’s historically largest DBS customer were $2.5 million higher for the six months ended August 31, 2010 compared to the same period last year due to the reasons cited above.
Wireless DataCom revenue increased by $4.1 million, or 29%, to $18.1 million in the second quarter of fiscal 2011 compared to the fiscal 2010 second quarter. For the six months ended August 31, 2010, Wireless DataCom revenue increased by $6.2 million, or 22%, to $33.9 million compared to the same period of the prior year. The revenue improvement was predominantly related to the MRM business and was attributable to the addition of new customers and growth in orders from existing customers.

Gross Profit and Gross Margins
Satellite gross profit increased by $814,000 to $1.1 million in the fiscal 2011 second quarter compared to the second quarter of last year. Satellite’s gross margin improved to 10.0% in the second quarter of fiscal 2011 from 3.3% in the second quarter of fiscal 2010 due primarily to increased absorption of fixed manufacturing costs on higher satellite revenue. Gross profit and gross margin in the second quarter of fiscal 2011 also benefited from royalty income of $200,000 that had no corresponding cost of revenue.
The Satellite segment had gross profit of $1.9 million for the six months ended August 31, 2010, compared with gross profit of $758,000 for the same period last year. The increase in gross profit is primarily attributable to the increase in revenue. Satellite gross margin was 8.8% for the six months ended August 31, 2010, compared to 3.9% for the same period last year. Gross margin for the latest six-month period improved year-over-year for the same reasons cited above.
Wireless DataCom gross profit increased by $1.8 million to $6.2 million in the fiscal 2011 second quarter compared to $4.4 million in the second quarter of last year. Wireless DataCom’s gross margin improved to 34.4% in the second quarter of fiscal 2011 from 32.0% in the second quarter of fiscal 2010 due primarily to increased absorption of fixed manufacturing costs on higher revenue.
Wireless DataCom gross profit increased 32% to $11.6 million in the six months ended August 31, 2010, compared to $8.8 million for the same period of the prior year. Wireless DataCom gross margin increased from 31.6% in the first half of fiscal 2010 to 34.1% in the first half of fiscal 2011 due primarily to higher revenue.
See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.
Operating Expenses
Consolidated research and development (“R&D”) expense increased by $146,000 to $2,779,000 in the second quarter of fiscal 2011 from $2,633,000 last year. Almost $100,000 of this increase is due to development expenses incurred by the Satellite segment on new products. For both of the six-month year-to-date periods, consolidated R&D expense was $5.5 million.
Consolidated selling expenses increased by $273,000 to $2,675,000 in the second quarter of this year from $2,402,000 last year. For the six-month year-to-date periods, selling expenses increased by $694,000 from $4,603,000 last year to $5,297,000 this year. These year-over-year increases are due primarily to higher incentive and commission expense on the higher revenue level, increased salaries expense and higher travel expenses.
Consolidated general and administrative expenses (“G&A”) decreased by $301,000 to $2,200,000 in the second quarter of this year compared to the prior year. For the six-month periods, consolidated G&A decreased by $549,000 to $4,709,000 for fiscal 2011 from $5,258,000 last year. These year-over-year decreases are due to workforce reductions and other cost cutting actions implemented by the Company.
Amortization of intangibles decreased from $342,000 in the second quarter of last year to $276,000 in the second quarter of this year. The reduction is attributable to some intangible assets becoming fully amortized during the first half of this year. For the six-month periods, amortization of intangibles decreased to $582,000 from $683,000 last year.
Non-operating Expense, Net
Non-operating expense decreased $801,000 from the second quarter of last year to the second quarter of this year. This decrease was primarily due to a loss of $1.0 million on the sale of an investment in the preferred stock of a privately held company in the second quarter of last year, partially offset by an increase in net interest expense of $194,000. The higher interest expense in the second quarter of this year was attributable to the 6% per annum minimum interest on the bank revolving credit facility, the 12% interest per annum fixed interest on the Subordinated Notes, and the interest expense from amortization of debt issue costs and debt discount as discussed in Note 4 to the accompanying unaudited consolidated financial statements.
Non-operating expense was $768,000 in the six months ended August 31, 2010, compared to non-operating expense of $1,636,000 in the six months ended August 31, 2009. The decrease was due to the aforementioned loss of sale of investment of $1.0 million last year and the $205,000 reduction of foreign currency loss from $246,000 last year to $41,000 this year, partially offset by an increase in net interest expense of $357,000. The increase in net interest expense was due to the reasons noted above.

Income Tax Provision
There was no tax benefit recorded during the three and six months ended August 31, 2010 and 2009 because future realizability of such benefit was not considered to be more likely than not.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash and cash equivalents, which amounted to $4,051,000 at August 31, 2010, and the working capital line of credit with Square 1 Bank. During the six months ended August 31, 2010, cash and cash equivalents increased by $1,065,000. Cash was provided by net borrowings on the bank line of credit of $1,898,000 and collections on a note receivable of $229,000, partially offset by capital expenditures of $712,000 and employee withholding taxes paid related to net share settlement of vested equity awards of $388,000.
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. At August 31, 2010, the Company had outstanding borrowings under this facility of $7,799,000, and the amount available to borrow at that date amounted to $2,405,000. At August 31, 2010 and February 28, 2010, the effective interest rate on the revolver was 6.0%.
The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”). The Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.
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
At August 31, 2010 the Company had aggregate reserves of $1.4 million for a DBS product performance issue as described in Note 13 to the accompanying unaudited consolidated financial statements. While the Company believes that these reserves will be adequate to cover the remaining product rework costs under the settlement agreement reached with the particular customer and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.
FORWARD-LOOKING STATEMENTS
Forward-looking statements in this Form 10-Q which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company’s Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company’s business, and other risks and uncertainties that are set forth under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2010 as filed with the Securities and Exchange Commission on May 6, 2010. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $866,000 related to the Company’s Canadian and French subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at August 31, 2010 and February 28, 2010. Foreign currency gains of $2,000 and $23,000 were included in the consolidated statements of operations for the three months ended August 31, 2010 and 2009, respectively. Foreign currency losses of $41,000 and $246,000 were included in the consolidated statements of operations for the six months ended August 31, 2010 and 2009, respectively.
Interest Rate Risk
The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $12 million revolving credit facility with Square 1 Bank would have an annual impact of approximately $70,000 net of tax on the Company’s consolidated statement of operations assuming that the full amount of the facility was borrowed. The Subordinated Notes in the aggregate amount of $5,000,000 bear a fixed rate of interest and hence are not subject to interest rate risk.
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
In November 2008, a class action lawsuit was filed in the Los Angeles County Superior Court against CalAmp, the former owner of CalAmp’s Aercept business and one of Aercept’s distributors. The lawsuit alleged that Aercept made misrepresentations when the plaintiffs purchased analog vehicle tracking devices in 2005, which was prior to CalAmp’s acquisition of Aercept in an asset purchase. In April 2010, the parties entered into a settlement agreement on terms and conditions that did not have a material impact on CalAmp’s financial condition or results of operations for fiscal 2010. On August 4, 2010, the Court granted final approval of the settlement.
In December 2009, a patent infringement suit was filed against the Company in the Northern District of Georgia. The suit alleged infringement of four U.S. patents. On June 14, 2010, the plaintiff filed with the court a notice of voluntary dismissal without prejudice of this lawsuit.

ITEM 1A.	RISK FACTORS
The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 as filed with the Securities and Exchange Commission on May 6, 2010, for a discussion of factors that could materially affect the Company’s business, financial condition or future results.

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

October 6, 2010	/s/ Richard K. Vitelle

Date	Richard K. Vitelle
Vice President Finance & CFO
(Principal Financial Officer and Chief Accounting Officer)