Form 10-Q
period 2010-11-27
CalAmp Corp.
filed 2011-01-04
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of December 31, 2010 was 28,145,485.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except par value)

	November 30,	February 28,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$4,251	$2,986
Accounts receivable, less allowance for doubtful accounts of $267 and $413 at November 30, 2010 and February 28, 2010, respectively	13,049	16,520
Inventories	9,760	10,608
Deferred income tax assets	2,161	2,656
Prepaid expenses and other current assets	5,123	4,720

Total current assets	34,344	37,490

Property, equipment and improvements, net of accumulated depreciation and amortization	1,927	2,055
Deferred income tax assets, less current portion	9,686	10,017
Intangible assets, net	4,287	5,144
Other assets	1,803	2,247

	$52,047	$56,953

Liabilities and Stockholders’ Equity
Current liabilities:
Bank working capital line of credit	$7,299	$5,901
Accounts payable	12,257	16,186
Accrued payroll and employee benefits	2,773	2,742
Deferred revenue	5,050	4,740
Other current liabilities	2,953	3,526

Total current liabilities	30,332	33,095

Long-term debt	4,387	4,170
Other non-current liabilities	578	489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 40,000 shares authorized; 28,145 and 27,662 shares issued and outstanding at November 30, 2010 and February 28, 2010, respectively	281	277
Additional paid-in capital	152,586	151,453
Accumulated deficit	(135,251)	(131,665)
Accumulated other comprehensive loss	(866)	(866)

Total stockholders’ equity	16,750	19,199

	$52,047	$56,953

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Revenues	$29,553	$30,692	$85,389	$77,632

Cost of revenues	21,854	24,795	64,199	62,224

Gross profit	7,699	5,897	21,190	15,408

Operating expenses:
Research and development	2,733	2,726	8,275	8,257
Selling	2,573	2,517	7,870	7,120
General and administrative	1,981	2,753	6,690	8,011
Intangible asset amortization	275	342	857	1,025

Total operating expenses	7,562	8,338	23,692	24,413

Operating income (loss)	137	(2,441)	(2,502)	(9,005)

Non-operating income (expense):
Interest expense, net	(354)	(243)	(1,090)	(622)
Loss on sale of investment		—	—	(1,008)
Other income (expense), net	38	(9)	6	(258)

Total non-operating expense	(316)	(252)	(1,084)	(1,888)

Loss before income taxes	(179)	(2,693)	(3,586)	(10,893)

Income tax benefit	—	1,374	—	1,374

Net loss	$(179)	$(1,319)	$(3,586)	$(9,519)

Basic and diluted loss per share	$(0.01)	$(0.05)	$(0.13)	$(0.38)

Shares used in computing basic and diluted loss per share	27,321	25,015	27,133	24,931
See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,586)	$(9,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,860	1,906
Stock-based compensation expense	1,559	1,416
Amortization of debt issue costs and discount	402	—
Loss on sale of investment	—	1,008
Deferred tax assets, net	807	—
Changes in operating assets and liabilities:
Accounts receivable	3,471	(739)
Inventories	848	3,588
Prepaid expenses and other assets	(492)	587
Accounts payable	(3,929)	10,187
Accrued liabilities	(453)	(4,519)
Deferred revenue	310	430
Other	9	24

NET CASH PROVIDED BY OPERATING ACTIVITIES	806	4,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(884)	(835)
Proceeds from sale of investment	—	992
Collections on note receivable	348	225
Other	—	(36)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(536)	346

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank line of credit borrowings	1,398	1,650
Debt repayments	—	(8,808)
Taxes paid related to net share settlement of vested equity awards	(403)	(123)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	995	(7,281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	168

Net change in cash and cash equivalents	1,265	(2,398)
Cash and cash equivalents at beginning of period	2,986	6,913

Cash and cash equivalents at end of period	$4,251	$4,515

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
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
The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2010 fell on February 27, 2010. The actual interim periods presented in this Form 10-Q ended on November 27, 2010 and November 28, 2009. In the accompanying unaudited consolidated financial statements, the 2010 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.
Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 6, 2010.
In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at November 30, 2010 and its results of operations for the three and nine months ended November 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.
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

NOTE 2 — INVENTORIES
Inventories consist of the following (in thousands):

	November 30,	February 28,
	2010	2010
Raw materials	$8,334	$9,483
Work in process	99	209
Finished goods	1,327	916

	$9,760	$10,608

NOTE 3 — INTANGIBLE ASSETS
Intangible assets are comprised as follows (in thousands):

		November 30, 2010			February 28, 2010
			Accum-			Accum-
		Gross	ulated		Gross	ulated
	Amortization	Carrying	Amortiz-		Carrying	Amortiz-
	Period	Amount	ation	Net	Amount	ation	Net

Developed/core technology	5-7 years	$3,101	$1,607	$1,494	$3,101	$1,054	$2,047
Customer lists	5-7 years	1,339	744	595	1,339	475	864
Covenants not to compete	4-5 years	138	96	42	138	66	72
Patents	4-5 years	39	13	26	39	8	31
Tradename	Indefinite	2,130	—	2,130	2,130	—	2,130

		$6,747	$2,460	$4,287	$6,747	$1,603	$5,144

Amortization expense of intangible assets was $275,000 and $342,000 for the three months ended November 30, 2010 and 2009, respectively, and was $857,000 and $1,025,000 for the nine-month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom business.
Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2011 (remainder)	$276
2012	$973
2013	$749
2014	$159
NOTE 4 — FINANCING ARRANGEMENTS
Bank Working Capital Line of Credit
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. Outstanding borrowings on the revolver at November 30, 2010 and February 28, 2010 amounted to $7,299,000 and $5,901,000, respectively. At November 30, 2010 and February 28, 2010, the effective interest rate on the revolver was 6.0%.
The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) on a rolling six-month basis. The Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Company is in compliance with the EBITDA covenant at November 30, 2010. In December 2010, the Loan Agreement was amended to set new minimum EBITDA levels for the covenant for the period from December 2010 through February 2012.

Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	November 30,	February 28,
	2010	2010
Subordinated promissory notes due December 22, 2012	$5,000	$5,000
Less unamortized discount	(613)	(830)

	$4,387	$4,170

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
The Company also incurred debt issue costs of $543,000 on the Square 1 Bank credit facility and the Subordinated Notes. These costs are being amortized on a straight-line basis to interest expense over an average period of approximately 2.8 years. These debt issue costs, net of amortization, are included in Other Assets in the consolidated balance sheets at November 30, 2010 and February 28, 2010.
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
In fiscal 2008, the Company adopted the provisions of ASC 740, Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109) (“ASC 740”), which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal research and development (“R&D”) tax credits of $1.3 million at November 30, 2010 and February 28, 2010 for which the Company has not recognized an income tax benefit for financial reporting purposes. Assuming these tax benefits were recognized at the present time, such amount would be offset by an equal increase in the deferred income tax valuation allowance because the Company has recorded a full valuation allowance against its recognized federal R&D tax credits due to uncertainty as to future realization. The fully reserved recognized federal R&D tax credit balance as of November 30, 2010 and February 28, 2010 was $2.5 million.

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
At November 30, 2010, the Company had net deferred income tax assets of $11,847,000. The current portion of the deferred tax assets is $2,161,000 and the noncurrent portion is $9,686,000. The net deferred income tax asset balance is comprised of gross deferred tax assets of $53.9 million and a valuation allowance of $42.1 million.
In August 2010, the Company received $807,000 as a recovery of U.S. federal income taxes paid in the five years preceding its fiscal year 2008. The Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”) provided for a Net Operating Loss (“NOL”) carryback of up to five years for NOLs incurred in taxable years beginning or ending in either 2008 or 2009 (but not both). The carryback provision also qualified for Alternative Minimum Tax (“AMT”). Use of an AMT NOL is limited to 90% of alternative minimum taxable income; however, the WHBAA legislation suspended the 90% limitation on the use of any AMT NOL for the carryback period. Approximately 75% of the $807,000 tax refund relates to federal AMT paid in prior years, and the remainder represents regular federal taxes paid. The $807,000 tax refund was recorded as a reduction of deferred income tax assets.
No tax benefit was recorded during the three and nine-month periods ended November 30, 2010 because the future realizability of such benefit was not considered to be more likely than not. The tax benefit of $1.4 million recognized in the statement of operations for the three- and nine-month periods ended November 30, 2009 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded for the three- and nine-month periods ended November 30, 2009 because future realizability of such benefit was not considered to be more likely than not.
NOTE 6 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding stock options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the options.
The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Potentially dilutive securities outstanding in the amount of 5,043,000 and 4,261,000 at November 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the Company reported a net loss in these periods and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share). These potentially dilutive securities consist of options, warrants, restricted stock, and restricted stock units (“RSUs”).

NOTE 7 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in stockholders’ equity. The following table details the components of comprehensive loss for the three and nine months ended November 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Net loss	$(179)	$(1,319)	$(3,586)	$(9,519)
Foreign currency translation adjustments	—	(20)	—	276

Comprehensive loss	$(179)	$(1,339)	$(3,586)	$(9,243)

NOTE 8 — STOCK-BASED COMPENSATION
Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Cost of revenues	$40	$55	$113	$103
Research and development	93	85	246	210
Selling	55	39	155	90
General and administrative	367	379	1,045	1,013

	$555	$558	$1,559	$1,416

Changes in the Company’s outstanding stock options during the nine months ended November 30, 2010 were as follows:

	Number of	Weighted
	Options	Average
	(in 000s)	Option Price
Outstanding at February 28, 2010	2,023	$5.82

Granted	186	2.34
Exercised	—	—
Forfeited or expired	(91)	20.23

Outstanding at November 30, 2010	2,118	$4.90

Exercisable at November 30, 2010	1,367	$6.37

Changes in the Company’s restricted stock shares and RSUs during the nine months ended November 30, 2010 were as follows:

	Number of	Weighted
	Shares	Average Grant
	and RSUs	Date Fair
	(in 000s)	Value
Outstanding at February 28, 2010	1,784	$2.06

Granted	863	2.34
Vested	(542)	2.14
Forfeited	(50)	1.78

Outstanding at November 30, 2010	2,055	$2.16

During the nine months ended November 30, 2010, the Company retained 169,118 of the vested restricted stock shares and RSUs to cover the required amount of employee withholding taxes in the amount of $403,000.
As of November 30, 2010, there was $4.5 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.8 years.
NOTE 9 — CONCENTRATION OF RISK
Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company’s Satellite business unit accounted for 28% and 55%, respectively, of consolidated revenues for the quarters ended November 30, 2010 and 2009, respectively, and accounted for 35% and 46% of consolidated revenues for the nine-month periods then ended. This customer also accounted for 14% and 48% of consolidated net accounts receivable at November 30, 2010 and February 28, 2010, respectively. No other customer accounted for 10% or more of consolidated revenues for the three and nine months ended November 30, 2010 or 2009.
Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for approximately 50% of the Company’s total inventory purchases in the nine months ended November 30, 2010 and 2009. At November 30, 2010, this supplier accounted for 59% of the Company’s total accounts payable balance.
NOTE 10 — PRODUCT WARRANTIES
The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Accrued warranty costs are included in Other Current Liabilities in the consolidated balance sheets at November 30, 2010 and February 28, 2010. Activity in the accrued warranty costs liability for the nine months ended November 30, 2010 and 2009 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2010	2009

Balance at beginning of period	$1,231	$3,286
Charged to warranty expense	650	397
Deductions	(1,060)	(1,684)

Balance at end of period	$821	$1,999

NOTE 11 — OTHER FINANCIAL INFORMATION
Supplemental Cash Flow Information
“Net cash provided by operating activities” in the unaudited consolidated statements of cash flows includes interest paid and income tax refunds received as follows (in thousands):

	Nine Months Ended
	November 30,
	2010	2009

Interest paid	$665	$531
Income tax refunds received, net	$(806)	$(5)
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2010	2010
Deferred rent	$17	$88
Deferred revenue	561	401

	$578	$489

NOTE 12 — SEGMENT INFORMATION
Segment information for the three and nine months ended November 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended November 30, 2010				Three Months Ended November 30, 2009
	Operating Segments				Operating Segments
		Wireless				Wireless
	Satellite	DataCom	Corporate	Total	Satellite	DataCom	Corporate	Total

Revenues	$8,373	$21,180		$29,553	$16,802	$13,890		$30,692
Gross profit	$191	$7,508		$7,699	$1,647	$4,250		$5,897
Gross margin	2.3%	35.4%		26.1%	9.8%	30.6%		19.2%
Operating income (loss)	$(762)	$1,935	$(1,036)	$137	$494	$(1,848)	$(1,087)	$(2,441)

	Nine Months Ended November 30, 2010				Nine Months Ended November 30, 2009
	Operating Segments				Operating Segments
		Wireless				Wireless
	Satellite	DataCom	Corporate	Total	Satellite	DataCom	Corporate	Total

Revenues	$30,316	$55,073		$85,389	$36,015	$41,617		$77,632
Gross profit	$2,129	$19,061		$21,190	$2,405	$13,003		$15,408
Gross margin	7.0%	34.6%		24.8%	6.7%	31.2%		19.8%
Operating income (loss)	$(1,001)	$2,046	$(3,547)	$(2,502)	$(851)	$(4,791)	$(3,363)	$(9,005)
The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the “Corporate” column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries and benefits of all executive officers and corporate expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.
Corporate expenses include stock-based compensation expense of $312,000 and $263,000 in the three-month periods ended November 30, 2010 and 2009, respectively, and $897,000 and $704,000, respectively, in the nine-month periods then ended.

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
At November 30, 2010, the Company has aggregate remaining reserves of $1.3 million for this matter, of which $0.5 million is an inventory reserve, $0.4 million is a vendor commitment liability included in Other Current Liabilities, and the remaining $0.4 million is a reserve for accrued warranty costs that is also included in Other Current Liabilities. The Company believes that its reserves as of November 30, 2010 of $1.3 million will be adequate to cover the full resolution of this matter.
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

RESULTS OF OPERATIONS
Overview
The Company develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications. The Company’s two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite (“DBS”) market.
WIRELESS DATACOM
The Wireless DataCom segment provides wireless communications technologies, products and services to the wireless networks and mobile resource management markets for a wide range of applications. CalAmp has expertise in designing and providing applications involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company’s Wireless DataCom segment is comprised of Wireless Networks and Mobile Resource Management (“MRM”) product lines.
SATELLITE
The Company’s DBS reception products have historically been sold to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems. However, during fiscal 2010 and the nine months ended November 30, 2010 the Company did not sell any products to DirecTV due to pricing and competitive pressures on older generation products and the time required to get the next generation products qualified with this customer.
Operating Results by Business Segment
The Company’s revenue, gross profit and operating loss by business segment are as follows:
REVENUE BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$8,373	28.3%	$16,802	54.7%	$30,316	35.5%	$36,015	46.4%
Wireless DataCom	21,180	71.7%	13,890	45.3%	55,073	64.5%	41,617	53.6%

Total	$29,553	100.0%	$30,692	100.0%	$85,389	100.0%	$77,632	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$191	2.5%	$1,647	27.9%	$2,129	10.0%	$2,405	15.6%
Wireless DataCom	7,508	97.5%	4,250	72.1%	19,061	90.0%	13,003	84.4%

Total	$7,699	100.0%	$5,897	100.0%	$21,190	100.0%	$15,408	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Satellite	$(762)	(2.6%)	$494	1.6%	$(1,001)	(1.2%)	$(851)	(1.1%)
Wireless DataCom	1,935	6.5%	(1,848)	(6.0%)	2,046	2.4%	(4,791)	(6.2%)
Corporate expenses	(1,036)	(3.5%)	(1,087)	(3.5%)	(3,547)	(4.2%)	(3,363)	(4.3%)

Total	$137	0.4%	$(2,441)	(7.9%)	$(2,502)	(3.0%)	$(9,005)	(11.6%)

Revenue
Satellite revenue decreased 50% to $8.4 million in the three months ended November 30, 2010 from $16.8 million for the same period in the previous fiscal year because of reduced demand for the older generation products that the Company is currently producing. The Company is working closely with its two DBS customers to develop and launch new products that address their expected future requirements.
For the nine months ended November 30, 2010, Satellite revenue decreased 16% to $30.3 million from $36.0 million for the same period of the prior year due to the reason cited above.
Wireless DataCom revenue increased by $7.3 million, or 53%, to $21.2 million in the third quarter of fiscal 2011 compared to the fiscal 2010 third quarter. For the nine months ended November 30, 2010, Wireless DataCom revenue increased by $13.5 million, or 32%, to $55.1 million compared to the same period of the prior year. These revenue increases were predominantly related to the MRM product line and were attributable to the addition of new customers and growth in orders from existing customers.
Gross Profit and Gross Margins
Satellite gross profit declined by $1.5 million to $191,000 in the fiscal 2011 third quarter compared to the third quarter of last year. Satellite’s gross margin decreased to 2.3% in the latest quarter from 9.8% in the third quarter of fiscal 2010 due primarily to lower absorption of fixed costs on lower revenue.
The Satellite segment had gross profit of $2.1 million for the nine months ended November 30, 2010, compared with gross profit of $2.4 million for the same period last year. The decrease in gross profit is primarily attributable to the decrease in revenue. Satellite gross margin was 7.0% for the nine months ended November 30, 2010, compared to 6.7% for the same period last year. Gross profit and gross margin for the nine months ended November 30, 2010 were benefited by (i) $717,000 associated with the sale of Satellite products for which the inventory cost had been written off in a prior year and a partial reversal of a vendor commitment liability due to consumption of materials; and (ii) royalty income of $200,000 that had no corresponding cost of revenue.
Wireless DataCom gross profit increased by $3.2 million to $7.5 million in the fiscal 2011 third quarter compared to $4.3 million in the third quarter of last year. Wireless DataCom’s gross margin improved to 35.4% in the third quarter of fiscal 2011 from 30.6% in the third quarter of fiscal 2010 due primarily to increased absorption of fixed manufacturing costs on higher revenue.
Wireless DataCom gross profit increased 47% to $19.1 million in the nine months ended November 30, 2010, compared to $13.0 million for the same period of the prior year. Wireless DataCom gross margin increased from 31.2% in the nine month period of fiscal 2010 to 34.6% in the same period of fiscal 2011 due primarily to higher revenue.
See Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.
Operating Expenses
Consolidated research and development (“R&D”) expense was $2.7 million for both of the third quarters of fiscal 2011 and fiscal 2010, and was $8.3 million for both of the nine-month year-to-date periods.

Consolidated selling expense was $2.5 million for both of the third quarters of fiscal 2011 and 2010. For the nine-month year-to-date periods, selling expenses increased by $750,000 from $7,120,000 last year to $7,870,000 this year. The year-over-year increase is due primarily to higher incentive and commission expense on the higher Wireless DataCom revenue level, increased salaries expense and higher travel expenses.
Consolidated general and administrative (“G&A”) expense declined by $772,000 to $1,981,000 in the third quarter of this year compared to the prior year. For the nine-month periods, consolidated G&A expense decreased by $1.3 million to $6.7 million for fiscal 2011 from $8.0 million last year. Legal expense was $490,000 lower during the third quarter of this year compared to the same period of the prior year due in part to a $230,000 indemnification settlement entered into with another company involving legal defense costs. Also contributing to the decrease in G&A expense were lower payroll costs due to workforce reductions and other cost cutting actions implemented by the Company.
Amortization of intangibles decreased from $342,000 in the third quarter of last year to $275,000 in the third quarter of this year. The reduction is attributable to some intangible assets becoming fully amortized during the nine-month period of this year. For the nine-month periods, amortization of intangibles decreased to $857,000 from $1,025,000 last year.
Non-operating Expense, Net
Non-operating expense increased $64,000 from the third quarter of last year to the third quarter of this year. This increase was primarily due to an increase in net interest expense of $111,000, partially offset by an increase in foreign currency gain of $47,000. The higher interest expense in the third quarter of this year was attributable to the higher effective interest rate on the Company’s borrowings due to the 6% minimum interest on the bank revolving credit facility and the 12% interest on the Subordinated Notes, as well as interest expense from amortization of debt issue costs and debt discount as discussed in Note 4 to the accompanying unaudited consolidated financial statements.
Non-operating expense was $1,084,000 in the nine months ended November 30, 2010, compared to non-operating expense of $1,888,000 in the nine months ended November 30, 2009. The decrease was due primarily to a loss of $1.0 million on the sale of an investment in the preferred stock of a privately held company last year and the $251,000 reduction of foreign currency losses from $255,000 last year to $4,000 this year, partially offset by an increase in net interest expense of $468,000. The increase in net interest expense was due to the reasons cited above.
Income Tax Provision
There was no tax benefit recorded during the three and nine months ended November 30, 2010 because future realizability of such benefit was not considered to be more likely than not. The tax benefit of $1.4 million recognized in the statements of operations for the three and nine month periods ended November 30, 2009 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded for three and nine month periods ended November 30, 2009 because future realizability of such benefit was not considered to be more likely than not.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of liquidity are its cash and cash equivalents, which amounted to $4,251,000 at November 30, 2010, and the working capital line of credit with Square 1 Bank. During the nine months ended November 30, 2010, cash and cash equivalents increased by $1,265,000. Cash was provided by operations in the amount of $806,000, net borrowings on the bank line of credit of $1,398,000 and collections on a note receivable of $348,000, partially offset by capital expenditures of $884,000 and employee withholding taxes paid related to net share settlement of vested equity awards of $403,000.
On December 22, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank. This revolving credit facility has a two-year term and provides for borrowings up to the lesser of $12 million or 85% of the Company’s eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank’s prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. At November 30, 2010, the Company had outstanding borrowings under this facility of $7,299,000, and the amount available to borrow at that date amounted to $1,984,000. At November 30, 2010 and February 28, 2010, the effective interest rate on the revolver was 6.0%.

The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”). The Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company’s customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. The Company is in compliance with the EBITDA covenant at November 30, 2010. In December 2010, the Loan Agreement was amended to set new minimum EBITDA levels for the covenant for the period from December 2010 through February 2012.
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
At November 30, 2010 the Company had aggregate reserves of $1.3 million for a DBS product performance issue as described in Note 13 to the accompanying unaudited consolidated financial statements. While the Company believes that these reserves will be adequate to cover the remaining product rework costs under the settlement agreement reached with the particular customer and vendor commitment liabilities for materials not expected to be utilizable in the future, no assurances can be given that the ultimate costs will not materially increase from the current estimates. Substantially all of the cash impact of these reserves is anticipated to occur over the next 12 months.
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
Foreign Currency Risk
The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $866,000 related to the Company’s Canadian and French subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at November 30, 2010 and February 28, 2010. Foreign currency gains (losses) of $37,000 and ($10,000) were included in the consolidated statements of operations for the three months ended November 30, 2010 and 2009, respectively. Foreign currency losses of $4,000 and $255,000 were included in the consolidated statements of operations for the nine months ended November 30, 2010 and 2009, respectively.
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
See Item 1 under Part II of the Company’s Form 10-Qs for the quarters ended May 29, 2010 and August 28, 2010 for a description of legal matters settled during those quarters.

ITEM 1A.	RISK FACTORS
The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 as filed with the Securities and Exchange Commission on May 6, 2010, for a discussion of factors that could materially affect the Company’s business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit 10.1	—	Amendment to Loan Documents dated December 22, 2010 between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries.

Exhibit 31.1	—	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	—	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 4, 2011 Date	/s/ Richard K. Vitelle Richard K. Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)