Form 10-K
period 2011-02-28
CalAmp Corp.
filed 2011-04-28
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2011

COMMISSION FILE NUMBER: 0-12182
____________________

CALAMP CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1401 N. Rice Avenue	93030
Oxnard, California	(Zip Code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-9000
____________________

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
Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 28, 2010 was approximately $67,120,000. As of March 31, 2011, there were 28,128,304 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2011 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

THE COMPANY

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications. The Company's two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite ("DBS") market.

WIRELESS DATACOM

     The Wireless DataCom segment provides wireless communications technologies, products and services to the wireless networks and mobile resource management markets for a wide range of applications including:
  Optimizing and automating electricity distribution and ancillary utility functions;

  Facilitating communication and coordination among emergency first-responders;

  Increasing productivity and optimizing activities of mobile workforces;

  Improving management control over valuable remote and mobile assets; and

  Enabling novel applications in a wirelessly connected world.
     CalAmp has expertise in designing and providing solutions involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company's Wireless DataCom segment is comprised of a Wireless Networks business and a Mobile Resource Management ("MRM") business, as described further below.

Wireless Networks

     CalAmp's Wireless Networks business provides products and systems to state and local governmental entities and industrial/utility/transportation enterprises for deployment where the ability to communicate with mobile personnel or to command and control remote assets is crucial. The Company's wireless technology solutions play a strategic role in support of North American Homeland Security initiatives and electrical grid modernization.

     Municipal, county and state governments, public safety agencies and emergency first-responders rely on CalAmp solutions for public safety mobile communications. CalAmp designs and builds multi-network wireless systems that permit first-responder fire, police and Emergency Medical Services personnel to access data and communicate remotely with colleagues, dispatchers and back-office databases.

     Utilities, oil and gas, mining, railroad and security companies rely on CalAmp products for wireless data communications to and from outlying locations, permitting real-time monitoring, activation and control of remote equipment. Applications include remotely measuring freshwater and wastewater flows, pipeline flow monitoring for oil and gas transport, automated utility meter reading, remote internet access and perimeter monitoring. CalAmp is among the leaders in the application of wireless communications technology to Smart Grid power distribution automation for electric utilities.

Mobile Resource Management (MRM)

     CalAmp's MRM business addresses the need for location awareness and control of assets on the move. MRM wireless solutions typically include Global Positioning System ("GPS") location, cellular data modems and programmable events-based notification firmware as key components, allowing customers to know where and how their assets are performing, no matter where those mobile assets are located. Commercial organizations, vehicle finance companies, city and county governments, and a wide range of other enterprises rely on CalAmp products and systems to optimize delivery of services and protect valuable assets. Applications include fleet management, asset tracking, student and school bus tracking and route optimization, stolen vehicle recovery, remote asset security, remote start, and machine-to-machine communications. In addition to functioning as an OEM supplier of location and communications hardware for MRM applications, CalAmp is a total solutions provider of turn-key systems incorporating location and communications hardware, cellular airtime and Web-based remote asset management tools and interfaces.

SATELLITE

     The Satellite segment develops, manufactures and sells DBS outdoor customer premise equipment for digital and high definition satellite TV reception. CalAmp's DBS products have been sold primarily to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems.

     The Company's DBS reception products are installed at subscriber premises to receive television programming signals transmitted from orbiting satellites. These DBS reception products consist principally of outdoor electronics that receive, process, amplify and switch satellite television signals for distribution over coaxial cable to multiple set-top boxes inside the home that can acquire, recognize and process the signal to create a picture.

MANUFACTURING

     Electronic devices, components and made-to-order assemblies used in the Company's products are generally obtained from a number of suppliers, although certain components are obtained from sole source suppliers. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items, particularly those that are sole source materials or components, could have an adverse effect on the Company's operations.

     For the past several years, the Company has outsourced printed circuit board assembly to contract manufacturers in the Pacific Rim. Historically, the Company has performed final assembly and final test of its satellite products and some Wireless DataCom products at its principal facility in Oxnard, California. However, the Company is currently transitioning its principal satellite products to full turn-key production by off-shore contractors. The Company performs additional final assembly and tests on other Wireless DataCom products at its facility in Waseca, Minnesota. Printed circuit assemblies are mounted in various metal and plastic housings, electronically tested, and subjected to additional environmental tests prior to packaging and shipping.

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

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995. The Company upgraded its registration to ISO 9001:2000 in 2003 and upgraded once again to ISO 9001:2008, in 2010. ISO 9001:2008 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. Registration assessments are performed by Underwriters Laboratories Inc. ("UL") according to the ISO 9001:2008 International Standard. The Company continually performs internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, with the next assessment scheduled for July 2011. The Company has maintained its ISO certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next Recertification Assessment is scheduled for July 2013.

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

     Research and development expenses in fiscal years 2011, 2010 and 2009 were $11,125,000, $10,943,000 and $12,899,000, respectively. During this three year period, the Company's research and development expenses have ranged between 10% and 13% of annual consolidated revenues.

SALES AND MARKETING

     The Company's revenues are derived mainly from customers in the United States, which represented 91%, 93% and 89% of consolidated revenues in fiscal 2011, 2010 and 2009, respectively.

     The Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels with employees distributed across the U.S. The sales and marketing functions for the MRM business are managed out of our Carlsbad and Irvine, California offices. The sales and marketing functions for the Wireless Networks business are managed out of our Waseca, Minnesota and Atlanta, Georgia offices. In addition, the Wireless DataCom segment’s sales and marketing activities are supported internationally with presence in Canada, France, Israel and the United Kingdom.

     The Satellite segment has historically sold its products primarily to the two DBS system operators in the U.S. for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located at the Company's corporate headquarters in Oxnard, California.

     Customers that accounted for 10% or more of consolidated annual sales in any one of the last three years are as follows:

		Year Ended February 28,
Customer	Segment	2011	2010	2009
EchoStar	Satellite	31.0%	48.6%	15.7%
DirecTV	Satellite	-	-	10.3%

     EchoStar and DirecTV serve the North American DBS market. The Company believes that the loss of Echostar as a customer could have a material adverse effect on the Company’s financial position and results of operations. During fiscal years 2010 and 2011 the Company did not make any sales to DirecTV because of pricing and competitive pressures. In light of these factors, at the present time it is uncertain when, or if, the Company will resume product shipments to DirecTV.

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

Wireless DataCom

     The Company believes that the principal competitors for its wireless products include Motorola, GE-MDS, Freewave, Sierra Wireless, GenX, Procon GPS, Novatel Wireless-Enfora and Xirgo.

Satellite

     The Company believes that the principal competitors for its DBS products include Sharp, Wistron NeWeb Corporation, Microelectronics Technology and Pro Brand. Because the Company is typically not the sole source supplier of its satellite products, it is exposed to increased price and margin pressures in this business.

BACKLOG

     The Company's products are sold to customers that do not usually enter into long-term purchase agreements, and as a result, the Company's backlog at any given date is not generally significant in relation to its annual sales. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog at any point in time may not be indicative of sales for any future period.

INTELLECTUAL PROPERTY

     At February 28, 2011, the Company had 19 U.S. patents and 11 foreign patents in its Wireless DataCom business. In addition to its awarded patents, the Company has 5 patent applications in process.

Trademarks

     CalAmp and Dataradio are federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2011, the Company had approximately 380 employees and approximately 60 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME	AGE	POSITION
Richard Gold	56	Director and Chief Executive Officer
Michael Burdiek	51	President and Chief Operating Officer
Garo Sarkissian	44	Vice President, Corporate Development
Richard Vitelle	57	Vice President, Finance, Chief Financial Officer and Corporate Secretary

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

     MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company's Wireless DataCom segment in March 2007. Mr. Burdiek was appointed Chief Operating Officer in June 2008 and was promoted to President and COO in April 2010. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor to the Kasten Group in the private equity sector. From 1987 to 2003, Mr. Burdiek held a variety of technical and general management positions with Comarco, Inc., a publicly held company, most recently as Senior Vice President and General Manager of Comarco's Wireless Test Systems unit. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

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

AVAILABLE INFORMATION

     The Company's primary Internet address is www.calamp.com. The Company makes its Securities and Exchange Commission ("SEC") periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC.

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

ITEM 1A. RISK FACTORS

     The following list describes several risk factors which are unique to our Company:

The Company is dependent on a significant customer, the loss of which could have a material adverse effect on the Company’s future sales and its ability to grow.

     EchoStar accounted for about one-third of the Company’s consolidated revenues for fiscal 2011. The loss of EchoStar as a customer, deterioration in its overall business, or a decrease in its volume of sales, could result in decreased sales for us and could have a material adverse impact on our ability to grow our business. A substantial decrease or interruption in business from this key customer could result in write-offs or in the loss of future business and could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Our business is subject to many factors that could cause our quarterly or annual operating results to fluctuate and our stock price to be volatile.

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

  our ability to achieve cost reductions;

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

  increased competition, particularly from larger, better capitalized competitors;

  fluctuations in demand for our products and services; and

  telecommunications and wireless market conditions specifically and economic conditions generally.
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

     In the past, we have experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products and enhancements and which caused us to incur unexpected expenses. In addition, some of our existing customers have conditioned their future purchases of our products on the addition of new product features. In the past, we have experienced delays in introducing some new product features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products that operate at different frequencies and comply with diverse, new or varying governmental regulations in each market. Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business.

If demand for our products fluctuates rapidly and unpredictably, it may be difficult to manage the business efficiently, which may result in reduced gross margins and profitability.

     Our cost structure is based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Rapid and unpredictable shifts in demand for our products may make it difficult to plan production capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete if products evolve during the downturn and demand shifts to newer products. Our ability to reduce costs and expenses may be further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Conversely, in the event of a sudden upturn, we may incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business.

Because we currently sell, and we intend to grow the sales of, certain of our products in countries other than the United States, we are subject to different regulatory policies. We may not be able to develop products that comply with the standards of different countries, which could result in our inability to sell our products and, further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and which could adversely affect our business.

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

     Sales to customers outside the U.S. accounted for 9%, 7%, and 11% of CalAmp’s total sales for the fiscal years ended February 28, 2011, 2010 and 2009, respectively. Assuming that we continue to sell our products to foreign customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

     Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to the various wireless services. The growth of the wireless communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use.

     Industry growth has been and may continue to be affected by the availability of licenses required to use frequencies and related costs. Over the last several years, network deployments for public safety mobile broadband data communications has been slowed due to the unavailability of the portion of the 700MHz spectrum intended for public safety use. Demand for our products may continue to be adversely affected so long as the rules for utilizing such spectrum, which are determined by governmental agencies, remain unclear.

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

Our business could be adversely impacted by the interruption, failure or corruption of our proprietary Internet-based systems that are used to configure and communicate with the wireless tracking and monitoring devices that we sell.

     Our Mobile Resource Management business depends upon several Internet-based systems that are proprietary to our Company. These applications, which are hosted by a Tier 1 Data Center and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions, and to deliver configuration code or executable commands to the devices. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages being incurred by us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices.

New laws and regulations that impact our industry could increase costs or reduce opportunities for us to earn revenue.

     Except as described below under “Governmental Regulation," we are not currently subject to direct regulation by the Federal Communications Commission (“FCC”) or any other governmental agency, other than regulations applicable to Delaware corporations of similar size that are headquartered in California. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers that supply airtime and certain hardware suppliers are subject to regulation by the FCC, and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

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

     If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:
  refinance or restructure all or a portion of our indebtedness;

  obtain additional financing in the debt or equity markets;

  sell selected assets or businesses;

  reduce or delay planned capital expenditures; or

  reduce or delay planned operating expenditures.
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

     As a publicly traded company, the trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations in response to such factors, including:
  actual or anticipated fluctuations in revenues or operating results;

  failure to meet securities analysts’ or investors’ expectations of performance;

  changes in key management personnel;

  announcements of technological innovations or new products by CalAmp or its competitors;

  developments in or disputes regarding patents and proprietary rights;

  proposed and completed acquisitions by us or our competitors;

  the mix of products and services sold;

  the timing, placement and fulfillment of significant orders;

  product and service pricing and discounts;

  acts of war or terrorism; and

  general economic conditions.
Our stock price has been highly volatile in the past and could be highly volatile in the future.

     The market price of our stock has been highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including:
  substantial volatility in quarterly revenues and earnings due to our current dependence on a small number of major customers;

  comments by securities analysts; and

  our failure to meet market expectations.

     Over the two-year period ended February 28, 2011, the price of CalAmp common stock as reported on The Nasdaq Stock Market ranged from a high of $3.77 to a low of $0.37. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Company's principal facilities, all leased, are as follows:

	Square
Location	Footage	Use
Oxnard, California	98,000	Corporate office, Satellite segment offices and manufacturing plant

Carlsbad, California	11,000	Wireless DataCom offices

Irvine, California	7,000	Wireless DataCom offices

Atlanta, Georgia	6,000	Wireless DataCom offices

Chaska, Minnesota	4,000	Product design facility

Waseca, Minnesota	34,000	Wireless DataCom offices and manufacturing plant

Montreal, Quebec, Canada	8,000	Wireless DataCom offices

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any material pending legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2011
1st Quarter	$1.96	$3.60
2nd Quarter	2.00	2.68
3rd Quarter	2.34	3.00
4th Quarter	2.46	3.39

Fiscal Year Ended February 28, 2010
1st Quarter	$0.37	$1.22
2nd Quarter	0.71	2.27
3rd Quarter	1.91	3.61
4th Quarter	2.46	3.77

     At March 31, 2011 the Company had approximately 1,800 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 6,200. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2011	2010	2009	2008	2007
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$114,333	$112,113	$98,370	$140,907	$211,714
Cost of revenues	84,775	89,723	60,244	122,412	166,279
Gross profit	29,558	22,390	38,126	18,495	45,435
Operating expenses:
Research and development	11,125	10,943	12,899	15,710	12,989
Selling	10,503	9,542	8,959	10,633	6,765
General and administrative	8,858	10,523	12,087	14,966	9,792
Intangible asset amortization	1,132	1,367	4,429	6,418	3,463
Write-off of acquired in-process
research and development	-	-	-	310	6,850
Impairment loss	-	-	44,736	71,276	-
Total operating expenses	31,618	32,375	83,110	119,313	39,859
Operating income (loss)	(2,060)	(9,985)	(44,984)	(100,818)	5,576
Non-operating income (expense), net	(1,395)	(2,240)	(911)	(2,472)	591
Income (loss) from continuing operations
before income taxes	(3,455)	(12,225)	(45,895)	(103,290)	6,167
Income tax benefit (provision)	172	1,374	(3,770)	20,940	(4,716)
Income (loss) from continuing operations	(3,283)	(10,851)	(49,665)	(82,350)	1,451
Loss from discontinued operations,
net of tax	-	-	-	(597)	(32,639)
Loss on sale of discontinued operations,
net of tax	-	-	-	(1,202)	-
Net loss	$(3,283)	$(10,851)	$(49,665)	$(84,149)	$(31,188)

Basic earnings (loss) per share from:
Continuing operations	$(0.12)	$(0.43)	$(2.01)	$(3.45)	$0.06
Discontinued operations	-	-	-	(0.08)	(1.40)
Total basic loss per share	$(0.12)	$(0.43)	$(2.01)	$(3.53)	$(1.34)

Diluted earnings (loss) per share from:
Continuing operations	$(0.12)	$(0.43)	$(2.01)	$(3.45)	$0.06
Discontinued operations	-	-	-	(0.08)	(1.40)
Total diluted loss per share	$(0.12)	$(0.43)	$(2.01)	$(3.53)	$(1.34)

	February 28,
	2011	2010	2009	2008	2007
	(In thousands)
BALANCE SHEET DATA
Current assets	$38,103	$37,490	$44,175	$66,767	$113,524
Current liabilities	$32,869	$33,095	$45,458	$40,059	$38,637
Working capital	$5,234	$4,395	$(1,283)	$26,708	$74,887
Current ratio	1.2	1.1	1.0	1.7	2.9
Total assets	$55,485	$56,953	$69,647	$143,041	$229,703
Long-term debt	$4,460	$4,170	$-	$27,187	$31,314
Stockholders' equity	$17,602	$19,199	$23,199	$73,420	$151,251

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

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2011, 2010 and 2009 fell on February 26, 2011, February 27, 2010, and February 28, 2009, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks.

Overview

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications.

     The Company's two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

WIRELESS DATACOM

     The Wireless DataCom segment provides wireless communications technologies, products and services to the wireless networks and mobile resource management markets for a wide range of applications. CalAmp has expertise in designing and providing applications involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company's Wireless DataCom segment is comprised of a Wireless Networks business and a Mobile Resource Management business.

SATELLITE

     The Company's DBS reception products have historically been sold to the two U.S. DBS system operators, EchoStar and DirecTV, for incorporation into complete subscription satellite television systems. Revenue of the Company’s Satellite segment amounted to $35.9 million, $54.7 million and $26.3 million in fiscal years 2011, 2010 and 2009, respectively. In fiscal years 2010 and 2011, the Company did not make any sales to DirecTV because of pricing and competitive pressures. In light of these factors, at the present time it is uncertain when, or if, the Company will resume product shipments to DirecTV.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax asset valuation allowance, and the valuation of long-lived assets. Actual results could differ materially from these estimates.

Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with one customer accounting for almost one-third of the Company's fiscal 2011 sales. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     In 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. FASB ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2011, the Company had unrecognized tax benefits of $1,265,000.

     At February 28, 2011, the Company had a net deferred income tax asset balance of $11.8 million. The current portion of this deferred tax asset is $2.0 million and the noncurrent portion is $9.9 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $53.0 million and a valuation allowance of $41.2 million.

Impairment Assessments of Purchased Intangible Assets and Other Long-Lived Assets

     At February 28, 2011, the Company had $4.0 million in other intangible assets on its consolidated balance sheet. The Company believes the estimate of its valuation of long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of non-goodwill intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist.

     In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges in the statement of operations, and lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges.

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

     The Company defers revenues from products sold with data communication services because the services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs. These deferred amounts are recognized over the minimum contractual term of one year on a straight-line basis. Revenues from renewals of the services after the initial one year term are recognized when services are performed. In certain instances where customers prepay the renewals, such amounts are recorded as deferred revenues and are recognized over future periods in accordance with the renewal term.

     The Company also undertakes projects that include the design, development and manufacture of communication systems used in the public safety and transportation sectors that are specially customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Estimated revenues and costs are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

Results of Operations, Fiscal Years 2009 Through 2011

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of operations:

	Year Ended February 28,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.1	80.0	61.3
Gross profit	25.9	20.0	38.7

Operating expenses:
Research and development	9.7	9.8	13.1
Selling	9.2	8.5	9.1
General and administrative	7.7	9.4	12.2
Intangible asset amortization	1.0	1.2	4.5
Impairment loss	-	-	45.5
Operating loss	(1.7)	(8.9)	(45.7)
Other expense, net	(1.3)	(2.0)	(0.9)
Loss before income taxes	(3.0)	(10.9)	(46.6)
Income tax benefit (provision)	0.2	1.2	(3.9)
Net loss	(2.8%)	(9.7%)	(50.5%)

     The Company's revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:

REVENUE BY SEGMENT

	Year ended February 28,
	2011		2010		2009
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$35,899	31.4%	$54,715	48.8%	$26,327	26.8%
Wireless DataCom	78,434	68.6%	57,398	51.2%	72,043	73.2%
Total	$114,333	100.0%	$112,113	100.0%	$98,370	100.0%

GROSS PROFIT BY SEGMENT

	Year ended February 28,
	2011		2010		2009
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Satellite	$1,636	5.5%	$4,258	19.0%	$10,254	26.9%
Wireless DataCom	27,922	94.5%	18,132	81.0%	27,872	73.1%
Total	$29,558	100.0%	$22,390	100.0%	$38,126	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Year ended February 28,
	2011		2010		2009
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Satellite	$(2,460)	(2.2%)	$(111)	(0.1%)	$3,616	3.7%
Wireless DataCom	4,922	4.3%	(5,867)	(5.2%)	(42,206)	(42.9%)
Corporate expenses	(4,522)	(4.0%)	(4,007)	(3.6%)	(6,394)	(6.5%)
Total	$(2,060)	(1.8%)	$(9,985)	(8.9%)	$(44,984)	(45.7%)

     Satellite's gross profit of $10.3 million and operating income of $3.6 million in fiscal 2009 includes a $9 million gain recorded as a reduction of cost of revenues from a legal settlement with a supplier in January 2009. The operating income of $3.6 million for that period also includes a goodwill impairment charge of $2.3 million.

     Wireless DataCom's operating loss of $42.2 million in fiscal 2009 includes impairment charges aggregating $41.3 million.

     Corporate expenses in fiscal 2009 include an impairment charge of $1.1 million on an investment in preferred stock of a privately held company.

Fiscal Year 2011 compared to Fiscal Year 2010

Revenue

     Satellite revenue declined by $18.8 million, or 34%, to $35.9 million in fiscal 2011 from $54.7 million in fiscal 2010 because of reduced demand for the older generation DBS products that the Company is still producing. The Company recently received product approval from Echostar of a next generation product, and has three other products in development for this customer. On the basis of these new products, the Company expects that its Satellite revenues will improve in fiscal 2012.

     Wireless DataCom revenue increased by $21.0 million, or 37%, to $78.4 million in fiscal 2011 compared to $57.4 million in fiscal 2010. The revenue increase was predominantly related to the MRM product line and was attributable to the addition of new customers and growth in orders from existing customers.

Gross Profit and Gross Margins

     Satellite gross profit was $1.6 million in fiscal 2011 compared to $4.3 million in the previous year. The decrease in gross profit is primarily attributable to the decrease in revenue. Satellite gross margin decreased to 4.6% in fiscal 2011 from 7.8% in fiscal 2010. The decline in gross margin was primarily due to lower absorption of fixed costs on lower revenue, partially offset by the benefits in fiscal 2011 from (i) $521,000 associated with the sale of Satellite products for which the inventory cost had been written off in a prior year; a partial reversal of a vendor commitment liability due to consumption of materials of $218,000; and (iii) royalty income of $200,000 that had no corresponding cost of revenue.

     Wireless DataCom gross profit increased by $9.8 million to $27.9 million in fiscal 2011 compared to $18.1 million in fiscal 2010. Wireless DataCom gross margin improved to 35.6% in fiscal 2011 from 31.6% in fiscal 2010 due primarily to increased absorption of fixed manufacturing costs on higher revenue.

     See also Note 12 to the accompanying consolidated financial statements for additional operating data by business segment.

Operating Expenses

     Consolidated research and development (“R&D”) expense increased by 2% to $11.1 million in fiscal 2011 from $10.9 million in the previous year. R&D spending as a percent of revenues remained flat at 10%.

     Consolidated selling expenses increased from $9.5 million in fiscal 2010 to $10.5 million in fiscal 2011, primarily because of higher incentive and commission expense on the higher Wireless DataCom revenue level, increased salaries expense and higher travel expenses.

     Consolidated general and administrative (“G&A”) expense declined by $1.7 million to $8.9 million in fiscal 2011. Legal expense was $847,000 lower in fiscal 2011 than in fiscal 2010 due in part to the Company’s receipt of $230,000 from another company for the reimbursement of legal defense costs incurred in prior years related to a patent infringement claim. Also contributing to the decrease in G&A expense were lower payroll costs due to workforce reductions and other cost cutting actions implemented by the Company.

     Amortization of intangibles decreased from $1.4 million in fiscal 2010 to $1.1 million in fiscal 2011. The reduction is attributable to some intangible assets becoming fully amortized during the current fiscal year.

Non-operating Expense

     Non-operating expense was $1.4 million for fiscal 2011, compared to $2.2 million for fiscal 2010. The decrease was due to the presence in fiscal 2010 of a $1.0 million loss on the sale of an investment in the preferred stock of a privately held company and a $288,000 foreign currency loss, partially offset by a year-over-year increase in net interest expense of $505,000. The higher interest expense in fiscal 2011 was attributable to the higher effective interest rate on the Company’s borrowings due to the 6% minimum interest on the bank revolving credit facility and the 12% interest on the Subordinated Notes in the principal amount of $5 million, as well as interest expense from amortization of debt issue costs and debt discount as discussed in Note 5 to the accompanying consolidated financial statements.

Income Tax Benefit

     The tax benefit of $172,000 in fiscal 2011 was related to the carryback of net operating losses of the Company’s French subsidiary.

     The tax benefit of $1.4 million in fiscal 2010 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations.

     No other tax benefit was recorded in fiscal 2011 and 2010 because future realizability of such tax benefits is not considered to be more likely than not.

Fiscal Year 2010 compared to Fiscal Year 2009

Revenue

     Satellite revenue increased $28.4 million, or 108%, to $54.7 million in fiscal 2010 from $26.3 million in fiscal 2009. The Company's historically largest DBS customer put on hold all orders with the Company in late May 2007, including orders for newer generation products, pending a requalification of all products manufactured by CalAmp for this customer. In January 2008, the customer requalified CalAmp's designs for the affected products and in late May 2008 the Company resumed product shipments to this customer. Revenues from this DBS customer were $39.1 million higher for fiscal 2010 compared to the previous year. However, there were no sales to the Company's other U.S. DBS service provider in fiscal 2010 compared to sales of $10.2 million in the previous year due to pricing and competitive pressures on older generation products and the time required to get the next generation products qualified with this customer.

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

     Wireless DataCom gross profit decreased 35% to $18.1 million in fiscal 2010, compared to $27.9 million in fiscal 2009. Wireless DataCom gross margin decreased to 31.6% in fiscal 2010 from 38.7% in fiscal 2009, due primarily to the decline in revenue and partly to the $1.5 million patent sale in fiscal 2009 for which there was no associated cost. Excluding the patent sale, Wireless DataCom gross margin was 37.4% in fiscal 2009.

     See also Note 12 to the accompanying consolidated financial statements for additional operating data by business segment.

Operating Expenses

     Consolidated R&D expense decreased by $2.0 million to $10.9 million in fiscal 2010 from $12.9 million in fiscal 2009. This decrease was primarily due to personnel reductions in the Wireless Networks business unit of the Wireless DataCom segment.

     Consolidated selling expenses increased from $9.0 million in fiscal 2009 to $9.5 million in fiscal 2010, primarily because selling expenses in fiscal 2009 were benefited by bad debt reserve reductions of $927,000 related to a Wireless DataCom customer.

     Consolidated G&A decreased from $12.1 million in fiscal 2009 to $10.5 million in fiscal 2010 due to cost reduction actions implemented by the Company. Other factors contributing to the decrease were: (i) a $247,000 decrease in legal expense in fiscal 2010 compared to fiscal 2009; and (ii) a $303,000 charge for severance costs of the Company's former Satellite Division president in fiscal 2009. Partially offsetting the effect of these year-over-year expense reductions in G&A was an increase of $552,000 in stock-based compensation expense because the G&A in fiscal 2009 included a reduction of stock compensation expense as the result of the forfeiture of unvested stock options upon the resignation of the Company's former President and Chief Executive Officer in March 2008.

     Amortization of intangibles decreased from $4.4 million in fiscal 2009 to $1.4 million in fiscal 2010. These reductions are attributable to the lower carrying value of intangible assets as a result of the impairment write-down recorded in the fourth quarter of fiscal 2009.

Non-operating Expense

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

Income Tax Benefit (Provision)

     The income tax benefit of $1.4 million in fiscal 2010 was related to the reversal of an uncertain tax position which was resolved. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations. No other tax benefit was recorded in fiscal 2010 because future realizability of such tax benefits is not considered to be more likely than not. An income tax provision of $3.8 million was recorded in fiscal 2009 because the Company had taxable income after excluding that portion of the fiscal 2009 impairment loss that was not deductible for income taxes.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,241,000 at February 28, 2011, and the working capital line of credit with Square 1 Bank. During fiscal year 2011, cash and cash equivalents increased by $1,255,000. Cash was provided by operations in the amount of $857,000, net borrowings on the bank line of credit of $1,588,000 and collections on a note receivable of $428,000, partially offset by capital expenditures of $1,245,000 and employee withholding taxes paid related to net share settlement of vested equity awards of $405,000.

     On December 22, 2009, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Square 1 Bank. This revolving credit facility expires on December 22, 2011 and provides for borrowings up to the lesser of $12 million or 85% of the Company's eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank's prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $120,000 to Square 1 Bank in connection with this credit facility. At February 28, 2011, the Company had outstanding borrowings under this facility of $7,489,000, and the amount available to borrow at that date amounted to $3,815,000.

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

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2011 (in thousands):

	Payments Due by Period
				More
	Less than			than 5
Contractual Obligations	1 year	1-3 years	3-5 years	years	Total
Bank line of credit principal	$7,489	$-	$-	$-	$7,489
Minimum contractual interest
on bank line of credit	194	-	-	-	194
Subordinated notes principal	-	5,000	-	-	5,000
Subordinated notes interest	600	585	-	-	1,185
Operating leases	1,785	1,749	1,584	285	5,403
Purchase obligations	20,596	-	-	-	20,596
Total contractual obligations	$30,664	$7,334	$1,584	$285	$39,867

     Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for inventory purchases of raw materials, components and subassemblies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $866,000 related to the Company's Canadian and French subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets at February 28, 2011 and 2010. Foreign currency gains (losses) included in the consolidated statements of operations were $40,000, $(288,000) and $177,000 in fiscal 2011, 2010 and 2009, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $12 million revolving credit facility with Square 1 Bank would have an annual impact of approximately $70,000 net of tax on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. The Subordinated Notes in the aggregate principal amount of $5,000,000 bear a fixed rate of interest of 12% and hence are not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. and subsidiaries as of February 28, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2011 in conformity with U.S. generally accepted accounting principles.

SINGERLEWAK LLP

/s/ SINGERLEWAK LLP

Los Angeles, California
April 28, 2011

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$4,241	$2,986
Accounts receivable, less allowance for doubtful accounts of
$290 and $413 at February 28, 2011 and 2010, respectively	16,814	16,520
Inventories	9,890	10,608
Deferred income tax assets	1,961	2,656
Prepaid expenses and other current assets	5,197	4,720
Total current assets	38,103	37,490

Property, equipment and improvements, net of
accumulated depreciation and amortization	1,877	2,055
Deferred income tax assets, less current portion	9,887	10,017
Intangible assets, net	4,012	5,144
Other assets	1,606	2,247
	$55,485	$56,953
Liabilities and Stockholders' Equity
Current liabilities:
Bank working capital line of credit	$7,489	$5,901
Accounts payable	14,103	16,186
Accrued payroll and employee benefits	3,341	2,742
Deferred revenue	5,796	4,740
Other current liabilities	2,140	3,526
Total current liabilities	32,869	33,095

Long-term debt	4,460	4,170
Other non-current liabilities	554	489

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 40,000 shares authorized;
28,147 and 27,662 shares issued and outstanding
at February 28, 2011 and 2010, respectively	281	277
Additional paid-in capital	153,135	151,453
Accumulated deficit	(134,948)	(131,665)
Accumulated other comprehensive loss	(866)	(866)
Total stockholders' equity	17,602	19,199
	$55,485	$56,953

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended February 28,
	2011	2010	2009
Revenues	$114,333	$112,113	$98,370

Cost of revenues	84,775	89,723	60,244

Gross profit	29,558	22,390	38,126

Operating expenses:
Research and development	11,125	10,943	12,899
Selling	10,503	9,542	8,959
General and administrative	8,858	10,523	12,087
Intangible asset amortization	1,132	1,367	4,429
Impairment loss	-	-	44,736
Total operating expenses	31,618	32,375	83,110

Operating loss	(2,060)	(9,985)	(44,984)

Non-operating income (expense):
Interest expense, net	(1,445)	(940)	(1,091)
Loss on sale of investment	-	(1,008)	-
Other income (expense), net	50	(292)	180
Total non-operating expense	(1,395)	(2,240)	(911)

Loss before income taxes	(3,455)	(12,225)	(45,895)

Income tax benefit (provision)	172	1,374	(3,770)

Net loss	$(3,283)	$(10,851)	$(49,665)

Total basic and diluted loss per share	$(0.12)	$(0.43)	$(2.01)

Shares used in computing basic and diluted loss per share:	27,181	25,309	24,765

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at February 28, 2008	25,041	$250	$144,318	$(71,149)	$1	$73,420
Net loss				(49,665)		(49,665)
Foreign currency translation adjustments					(1,121)	(1,121)
Comprehensive loss						(50,786)
Stock-based compensation expense			1,268			1,268
Issuance of shares for restricted
stock awards	222	2	(2)			-
Shares retained on net share settlement
of equity awards	(62)	-	(140)			(140)
Exercise of stock options	16	-	-			-
Other			(563)			(563)
Balances at February 28, 2009	25,217	252	144,881	(120,814)	(1,120)	23,199
Net loss				(10,851)		(10,851)
Foreign currency translation adjustments					254	254
Comprehensive loss						(10,597)
Stock-based compensation expense			1,981			1,981
Issuance of shares for restricted
stock awards	583	7	(7)			-
Shares retained on net share settlement
of equity awards	(71)	(1)	(122)			(123)
Exercise of stock options	1	-	1			1
Sale of stock	1,932	19	3,948			3,967
Issuance of warrants			870			870
Other			(99)			(99)
Balances at February 28, 2010	27,662	277	151,453	(131,665)	(866)	19,199
Net loss and comprehensive loss				(3,283)		(3,283)
Stock-based compensation expense			2,109			2,109
Issuance of shares for restricted
stock awards	655	6	(6)			-
Shares retained on net share settlement
of equity awards	(170)	(2)	(403)			(405)
Other			(18)			(18)
Balances at February 28, 2011	28,147	$281	$153,135	$(134,948)	$(866)	$17,602

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,283)	$(10,851)	$(49,665)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	2,543	2,522	6,549
Stock-based compensation expense	2,109	1,981	1,268
Amortization of debt issue costs and discount	536	-	-
Impairment loss	-	-	44,736
Loss on sale of investment	-	1,008	-
Deferred tax assets, net	807	39	3,373
Other	(20)	104	-
Changes in operating assets and liabilities:
Accounts receivable	(294)	(2,780)	6,288
Inventories	718	4,626	9,442
Prepaid expenses and other assets	(510)	42	2,679
Accounts payable	(2,083)	10,764	(5,453)
Accrued liabilities	(722)	(5,991)	(4,921)
Deferred revenue	1,056	1,131	(396)
NET CASH PROVIDED BY OPERATING ACTIVITIES	857	2,595	13,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,245)	(1,066)	(831)
Proceeds from sale of property and equipment	32	2	-
Proceeds from sale of investment	-	992	-
Collections on note receivable	428	325	465
Acquisition of Smartlink	-	-	296
Acquisition of TechnoCom product line	-	-	(1,183)
Other	-	(38)	(188)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(785)	215	(1,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on lines of credit	1,588	7,551	-
Proceeds from issuance of subordinated debt and warrants	-	5,000	-
Net proceeds from sale of common stock	-	3,967	-
Debt repayments	-	(22,728)	(11,452)
Payment of debt issue costs	-	(544)	-
Taxes paid related to net share settlement of equity awards	(405)	(123)	(140)
Proceeds from exercise of stock options	-	1	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,183	(6,876)	(11,592)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	139	(542)
Net change in cash and cash equivalents	1,255	(3,927)	325
Cash and cash equivalents at beginning of year	2,986	6,913	6,588
Cash and cash equivalents at end of year	$4,241	$2,986	$6,913

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless communications solutions that deliver data, voice and video for critical networked communications and other applications. The Company's two business segments are Wireless DataCom, which serves utility, governmental and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not necessarily limited to: allowance for doubtful accounts; inventory valuation; product warranties; deferred income tax asset valuation allowances; valuation of purchased intangible assets and other long-lived assets; stock-based compensation; and revenue recognition.

Fiscal Year

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2011, 2010 and 2009 fell on February 26, 2011, February 27, 2010, and February 28, 2009, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks.

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

     The Company defers revenues from products sold with data communication services because the services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs. These deferred amounts are recognized on a straight-line basis over the minimum contractual service period of one year. Revenues from renewals of airtime services after the initial one year term are recognized as the services are provided. When customers prepay the airtime renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

     The Company also undertakes projects that include the design and development of communication systems used in the public safety and transportation sectors that are specially customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

Concentrations of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables.

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Customers that accounted for 10% or more of consolidated annual revenues in any one of the last three years are as follows:

	Year ended February 28,
Customer	2011	2010	2009
A	31.0%	48.6%	15.7%
B	-	-	10.3%

     Customers that accounted for 10% or more of consolidated net accounts receivable in any one of the last two years are as follows:

	February 28,
Customer	2011	2010
A	27.6%	47.9%
C	12.4%	-

     Customers A and B are customers of the Company's Satellite segment. Customer C is a customer of the Company’s Wireless DataCom segment.

     A substantial portion of the Company’s inventory is purchased from one supplier, which functions as an independent foreign procurement agent, and accounted for 49% and 51% of Company's total inventory purchases in fiscal 2011 and 2010, respectively. As of February 28, 2011, this supplier accounted for 63% of the Company's total accounts payable.

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

     The Company accounts for tenant allowances in lease agreements as a deferred rent credit. The deferred credit is then amortized on a straight-line basis over the lease term as a reduction of rent expense.

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

Debt - The estimated fair value of the Company's bank debt approximates the carrying value of such debt because the interest rate is variable and is market-based. The estimated fair value of the Company's 12% subordinated promissory notes due December 22, 2012 approximates the carrying value of this debt, such carrying value consisting of the $5 million face amount of the notes less a debt discount comprised of the unamortized fair value of the stock purchase warrants that were issued with the notes.

Warranty

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding three years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Warranty reserve is included in Other Current Liabilities in the balance sheets. See Note 9 for a table of annual increases in and reductions of the warranty reserve for the last three years.

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

Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) Account

     The Company's French subsidiary uses the U.S. dollar as its functional currency. As a result of changing the functional currency of the Company's French subsidiary from the French franc to the U.S. dollar in 2002, the foreign currency translation loss of $801,000 that is included in accumulated other comprehensive loss will remain unchanged for such time that the French subsidiary continues to be part of the Company's consolidated financial statements.

     The Company's Canadian subsidiary changed its functional currency from the Canadian dollar to the U.S. dollar effective at the end of fiscal 2010. The cumulative foreign currency translation loss of $65,000 that is included in accumulated other comprehensive loss will remain unchanged for such time that the Canadian subsidiary continues to be part of the Company's consolidated financial statements.

     The aggregate foreign transaction exchange gains (losses) included in determining income (loss) from continuing operations before income taxes were $40,000, $(288,000) and $177,000 in fiscal 2011, 2010 and 2009, respectively.

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

Reclassifications

     Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2011 presentation with no effect on net earnings.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

	February 28,
	2011	2010
Raw materials	$8,663	$9,483
Work in process	85	209
Finished goods	1,142	916
	$9,890	$10,608

NOTE 3 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2011	2010
Leasehold improvements	$1,487	$1,498
Plant equipment and tooling	12,941	12,380
Office equipment, computers and furniture	2,706	2,083
	17,134	15,961
Less accumulated depreciation and amortization	(15,257)	(13,906)
	$1,877	$2,055

NOTE 4 - INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		February 28, 2011			February 28, 2010
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Developed/core technology	5-7 years	$3,101	$1,783	$1,318	$3,101	$1,054	$2,047
Customer lists	5-7 years	1,339	831	508	1,339	475	864
Covenants not to compete	4-5 years	138	106	32	138	66	72
Patents	4-5 years	39	15	24	39	8	31
Tradename	Indefinite	2,130	-	2,130	2,130	-	2,130
		$6,747	$2,735	$4,012	$6,747	$1,603	$5,144

     Amortization expense of intangible assets was $1,132,000, $1,367,000, and $4,429,000 for the years ended February 28, 2011, 2010 and 2009, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment.

     Estimated amortization expense in future fiscal years is as follows (in thousands):

2012	$973
2013	$749
2014	$160

NOTE 5 - FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Working Capital Line of Credit

     On December 22, 2009, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Square 1 Bank. This revolving credit facility expires on December 22, 2011 and provides for borrowings up to the lesser of $12 million or 85% of the Company's eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank's prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. At February 28, 2011, the Company had outstanding borrowings under this facility of $7,489,000, and the amount available to borrow at that date amounted to $3,815,000. At February 28, 2011 and February 28, 2010, the effective interest rate on the revolver was 6.0%.

     The Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") on a rolling six-month basis. The Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

Fiscal 2010 Refinancing

     On December 22, 2009 and January 15, 2010, the Company raised an aggregate amount of $5,000,000 from the issuance of subordinated promissory notes (the "Subordinated Notes"), which included Subordinated Notes totaling $325,000 that were purchased by two officers and one director of the Company. The Subordinated Notes bear interest at 12% per annum and have a maturity date of December 22, 2012. Interest is payable semiannually on the last day of June and December, and all Subordinated Notes principal is payable at the maturity date. The Company also issued a total of 500,000 common stock purchase warrants (the "Warrants") to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company's common stock for the 20 consecutive trading days prior to December 22, 2009. The Warrants’ fair value of $870,000 was determined using the Black-Scholes option pricing model, and is classified as a debt discount. This discount is being amortized on a straight-line basis to interest expense over the 3-year term of the Subordinated Notes.

     Also on December 22, 2009, the Company sold 1,931,819 shares of common stock for $4,250,000 in a private placement with 13 investors, none of whom were officers, directors, or other affiliates of the Company.

     The Company also incurred debt issue costs of $543,000 on the Square 1 Bank credit facility and the Subordinated Notes, which is being amortized on a straight-line basis to interest expense over an average period of approximately 2.8 years. These debt issue costs, net of amortization, are included in Other Assets in the consolidated balance sheets as of February 28, 2011 and 2010.

     B. Riley & Co. LLC, the Company's financial advisor, was paid a placement fee of $254,000 in connection with the Square 1 Bank Loan Agreement and the Subordinated Note and Warrant Purchase Agreement and a fee of $161,000 in connection with the equity private placement. B. Riley & Co. LLC, its officers and employees or its employee retirement trust purchased a total of $300,000 of the Subordinated Notes and 329,546 common stock shares in the private placement.

     And finally on December 22, 2009, the Company paid in full the $13,955,000 outstanding principal balance of its credit facility with Bank of Montreal and two other banks, which had a maturity date of December 31, 2009. The funds for this payoff were provided by a drawdown of $7,780,000 under the revolving credit facility with Square 1 Bank and proceeds of $1,925,000 from the issuance of subordinated debt, supplemented by proceeds of $4,250,000 from the private placement of common stock. As a result of this payoff, the credit facility with Bank of Montreal and the two other banks was terminated.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	February 28,
	2011	2010
Subordinated Notes	$5,000	$5,000
Less unamortized discount	(540)	(830)
	$4,460	$4,170

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	February 28,
	2011	2010
Deferred rent	$4	$88
Deferred revenue	550	401
	$554	$489

Contractual Cash Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2011 (in thousands):

	Future Cash Payments Due by Fiscal Year
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Bank line of credit principal	$7,489	$-	$-	$-	$-	$-	$7,489
Minimum contractual interest
on bank line of credit	194	-	-	-	-	-	194
Subordinated notes principal	-	5,000	-	-	-	-	5,000
Subordinated notes interest	600	585	-	-	-	-	1,185
Operating leases	1,785	920	829	795	789	285	5,403
Purchase obligations	20,596	-	-	-	-	-	20,596
Total contractual obligations	$30,664	$6,505	$829	$795	$789	$285	$39,867

     Purchase obligations consist of obligations under non-cancelable purchase orders, primarily for raw materials, components and subassemblies. Rent expense under operating leases was $1,918,000, $1,962,000 and $2,309,000 in fiscal years 2011, 2010 and 2009, respectively.

NOTE 6 - INCOME TAXES

     The Company's loss before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2011	2010	2009
Domestic	$(3,314)	$(9,587)	$(43,940)
Foreign	(141)	(2,638)	(1,955)
	$(3,455)	$(12,225)	$(45,895)

     The income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2011	2010	2009
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	172	-	(279)
Total current	172	-	(279)

Deferred:
Federal	-	1,098	(2,801)
State	-	276	(690)
Total deferred	-	1,374	(3,491)
	$172	$1,374	$(3,770)

     Differences between the income tax benefit (provision) reported in the consolidated statements of operations and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2011	2010	2009
Income tax benefit at U.S. statutory federal rate of 35%	$1,209	$4,278	$16,063
State income tax benefit, net of federal income tax effect	108	760	1,793
Foreign taxes	123	84	64
Nondeductible goodwill	-	-	(4,627)
Valuation allowance	(1,652)	(24,074)	(17,424)
Tax deduction for stock basis in dissolved subsidiaries	-	18,089	-
Other, net	384	2,237	361
Income tax benefit (provision)	$172	$1,374	$(3,770)

     The components of net deferred income tax assets are as follows (in thousands):

	February 28,
	2011	2010
Depreciation, amortization and impairments	$12,180	$13,508
Net operating loss carryforwards	30,250	29,208
Capital loss carryforward	848	848
Research and development credits	4,804	4,277
Other tax credits	1,064	1,875
Warranty reserve	277	495
Stock-based compensation	1,929	1,621
Payroll and Employee Benefit Accruals	477	617
Inventory reserve	700	951
Allowance for doubtful accounts	113	163
Other, net	388	407
Gross deferred tax assets	53,030	53,970
Valuation allowance	(41,182)	(41,297)
Net deferred tax assets	11,848	12,673
Less current portion	1,961	2,656
Non-current portion	$9,887	$10,017

     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     At February 28, 2011, the Company had net operating loss carryforwards ("NOLs") of approximately $75.2 million and $89.0 million for federal and state purposes, respectively, expiring at various dates through fiscal 2031. If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

     As of February 28, 2011, the Company had foreign tax credit carryforwards of $634,000 expiring at various dates through 2013 and research and development tax credit carryforwards of $4.0 million and $3.1 million for federal and state income tax purposes, respectively, expiring at various dates through 2031.

     In 2007, the Company adopted FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal research and development (“R&D”) tax credits of $1.3 million at February 28, 2011 and February 28, 2010 for which the Company has not yet recognized an income tax benefit for financial reporting purposes. Assuming these tax benefits had been recognized as of February 28, 2011, such benefit would have been fully negated by a corresponding increase in the deferred income tax valuation allowance because the Company has recorded a full valuation allowance against its recognized federal R&D tax credits of $2.7 million due to uncertainty as to future realization.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax position is as follows (in thousands):

Balance at February 28, 2009	$6,449
Decrease in fiscal 2010	(5,184)
Balance at February 28, 2010	1,265
Decrease in fiscal 2011	-
Balance at February 28, 2011	$1,265

     During fiscal 2010, the Company recorded an increase in deferred income tax assets of $18.1 million that was attributable to the unrecovered cost basis in an inactive subsidiary that was dissolved. A corresponding increase in the deferred tax asset valuation allowance was also recorded because future realization of such tax benefits is not considered to be more likely than not. In connection with recording this increase in deferred tax assets for the unrecovered cost basis in the inactive subsidiary that was dissolved, the Company reversed an uncertain tax position of $3,810,000 from income taxes payable with a corresponding reduction of deferred income tax assets. This reversal pertained to that portion of a tax loss carryforward of the liquidated subsidiary that was cancelled as a result of taking an income tax deduction for the unrecovered cost basis of that subsidiary.

     The tax benefit of $1,374,000 that was recorded in fiscal 2010 was attributable to the reversal of an uncertain tax position which was resolved during that year. This uncertain tax position reversal was recorded as an income tax benefit because the expense deduction was taken in a previous year’s income tax return but the associated tax benefit was not previously recognized in the consolidated statement of operations.

     In August 2010, the Company received a U.S. federal income tax refund of $807,000 as a result of carrying back an NOL to recover taxes paid during the five fiscal year period ended February 28, 2007, as provided for by the Worker, Homeownership, and Business Assistance Act of 2009. The $807,000 tax refund was recorded as a reduction of deferred income tax assets.

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and France. Income tax returns filed for fiscal years 2006 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2007 through 2011 remain open to examination by U.S federal and state tax authorities. Income tax returns for fiscal years 2008 through 2011 remain open to examination by tax authorities in Canada and France. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

NOTE 7 - STOCKHOLDERS' EQUITY

Equity Awards

     Under the Company's 2004 Incentive Stock Plan (the "2004 Plan"), which was adopted on July 30, 2004 and was amended effective July 30, 2009, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), phantom stock and bonus stock. Stock options, restricted stock, RSUs and bonus stock have been granted under the 2004 Plan. Options are granted with exercise prices equal to market value on the date of grant. Option grants expire 10 years after the date of grant.

     Equity awards to officers and other employees become exercisable on a vesting schedule established by the Compensation Committee of the Board of Directors at the time of grant, generally over a four-year period. The Company treats an equity award with multiple vesting tranches as a single award for expense attribution purposes and recognizes compensation cost on a straight-line basis over the requisite service period of the entire award.

     The following table summarizes stock option activity for fiscal years 2011, 2010 and 2009 (options in thousands):

		Weighted
	Number of	Average
	Options	Option Price
Outstanding at February 28, 2008	2,382	$9.54
Granted	578	2.42
Exercised	(50)	1.75
Forfeited or expired	(1,041)	8.36
Outstanding at February 28, 2009	1,869	8.20

Granted	320	1.48
Exercised	(1)	1.32
Forfeited or expired	(165)	24.39
Outstanding at February 28, 2010	2,023	5.82

Granted	186	2.34
Exercised	-	-
Forfeited or expired	(101)	19.23
Outstanding at February 28, 2011	2,108	$4.87

Exercisable at February 28, 2011	1,360	$6.33

     Of the 50,000 stock options exercised during the fiscal 2009, 39,498 shares underlying such exercised options were retained by the Company in a "net-share" settlement to cover the aggregate exercise price and the required amount of employee withholding taxes.

     Changes in the Company's outstanding restricted stock shares and RSUs during fiscal years 2011, 2010 and 2009 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2008	474	$3.63
Granted	633	2.06
Vested	(149)	3.76
Forfeited	(51)	3.87
Outstanding at February 28, 2009	907	2.50

Granted	1,147	1.81
Vested	(231)	2.49
Forfeited	(39)	2.26
Outstanding at February 28, 2010	1,784	2.06

Granted	863	2.34
Vested	(544)	2.15
Forfeited	(58)	1.78
Outstanding at February 28, 2011	2,045	$2.16

     The Company retained 169,854, 71,293 and 43,430 of the vested restricted stock shares and RSUs to cover the required amount of employee withholding taxes in fiscal 2011, 2010 and 2009, respectively. In addition, the Company issued 36,000 bonus stock shares in fiscal 2009, of which 13,242 shares were retained by the Company to cover the required amount of employee withholding taxes.

     As of February 28, 2011, there were 1,272,223 award units in the 2004 Plan that were available for grant.

     Under the 2004 Plan as amended, on the day of the annual stockholders meeting, each non-employee director receives an equity award of up to 20,000 award units. Equity awards granted to non-employee directors vest on the date of the next annual stockholders meeting or one year from the date of grant, whichever is earlier.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2011	2010	2009
Expected life (years) (1)	6	6	6
Expected volatility (2)	74%	74%-79%	63%-64%
Risk-free interest rates (3)	2.1%	2.0%-3.0%	2.7%-3.5%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.
(2)	The expected volatility is estimated based on historical volatility of the Company's stock price.
(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     The weighted average fair value for stock options granted in fiscal years 2011, 2010 and 2009 was $1.54, $1.02, and $1.45, respectively.

     The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2011 was 6.0 years and $1,027,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2011 was 4.7 years and $308,000, respectively.

     Stock-based compensation expense for the years ended February 28, 2011, 2010 and 2009 is included in the following captions of the consolidated statements of operations (in thousands):

	Year Ended February 28,
	2011	2010	2009
Cost of revenues	$151	$164	$75
Research and development	339	298	257
Selling	209	133	102
General and administrative	1,410	1,386	834
	$2,109	$1,981	$1,268

     As of February 28, 2011, there was $3.9 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.6 years.

Stock Warrants

     In fiscal 2010, the Company issued a total of 500,000 common stock purchase warrants to the Subordinated Note holders at an exercise price of $4.02 per share, which represents a 20% premium to the average closing price of the Company's common stock for the 20 consecutive trading days prior to December 22, 2009. These warrants are exercisable until December 22, 2012.

     In October 2009, the Company issued 20,000 common stock purchase warrants to a key supplier at an exercise price of $1.00 per share. These warrants became vested in April 2010 and are exercisable until October 6, 2012.

Preferred Stock Purchase Rights

     At February 28, 2011, 28,146,499 preferred stock purchase rights are outstanding. Each right may be exercised to purchase one-hundredth of a share of Series A Participating Junior Preferred Stock at a purchase price of $50 per right, subject to adjustment. The rights may be exercised only after commencement or public announcement that a person (other than a person receiving prior approval from the Company) has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.01 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. 750,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, are authorized.

NOTE 8 - EARNINGS PER SHARE

     The weighted average number of common shares outstanding was the same amount for both basic and diluted loss per share for all periods presented. Outstanding warrants and equity awards (options, restricted stock and RSUs) in the aggregate amounts of 4,673,000, 4,677,000 and 3,126,000 at February 28, 2011, 2010 and 2009, respectively, and which are potentially dilutive, were excluded from the computation of diluted earnings per share because the Company reported a net loss in each of these three years and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).

NOTE 9 - OTHER FINANCIAL INFORMATION

Supplemental Cash Flow Information

     "Net cash provided (used) by operating activities" in the consolidated statements of cash flows includes cash payments for interest expense and cash receipts from income tax refunds as follows (in thousands):

	Year Ended February 28,
	2011	2010	2009
Interest expense paid	$(1,076)	$(942)	$(1,615)
Income tax refunds received	$803	$6	$792

Valuation and Qualifying Accounts

     Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)		Balance at
	beginning	to costs and		end of
	of period	expenses	Deductions	period
Allowance for doubtful accounts:
Fiscal 2009	$1,271	$(507)	$(212)	$552
Fiscal 2010	552	486	(625)	413
Fiscal 2011	413	386	(509)	290

Warranty reserve:
Fiscal 2009	$4,869	$353	$(1,936)	$3,286
Fiscal 2010	3,286	305	(2,360)	1,231
Fiscal 2011	1,231	647	(1,178)	700

Deferred Tax Assets Valuation Allowance
Fiscal 2009	$1,834	$17,424	$(1,028)	$18,230
Fiscal 2010	18,230	24,074	(1,007)	41,297
Fiscal 2011	41,297	1,652	(1,767)	41,182

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases a building in Oxnard, California that houses its corporate office and the offices and manufacturing facilities of its Satellite business under an operating lease that expires June 30, 2016. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. The Company’s Wireless DataCom business leases facilities in California, Minnesota, Georgia and Canada. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 5.

NOTE 11 - LEGAL PROCEEDINGS

     From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims that its products infringe the intellectual property of third parties or claims concerning its contract performance. While the outcome of any such claims and litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters would have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 12 - SEGMENT AND GEOGRAPHIC DATA

     Information by business segment is as follows:

	Year ended February 28, 2011				Year ended February 28, 2010
	Operating Segments				Operating Segments
		Wireless				Wireless
	Satellite	DataCom	Corporate	Total	Satellite	DataCom	Corporate	Total
Revenues	$35,899	$78,434		$114,333	$54,715	$57,398		$112,113
Gross profit	$1,636	$27,922		$29,558	$4,258	$18,132		$22,390
Gross margin	4.6%	35.6%		25.9%	7.8%	31.6%		20.0%
Operating income (loss)	$(2,460)	$4,922	$(4,522)	$(2,060)	$(111)	$(5,867)	$(4,007)	$(9,985)

	Year ended February 28, 2009
	Operating Segments
		Wireless
	Satellite	DataCom	Corporate	Total
Revenues	$26,327	$72,043		$98,370
Gross profit	$10,254	$27,872		$38,126
Gross margin	38.9%	38.7%		38.8%
Operating income (loss)	$3,616	$(42,206)	$(6,394)	$(44,984)

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses not allocated to the business segments. Unallocated corporate expenses include salaries for certain executive officers, and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and board of director fees and expenses.

     It is not practicable for the Company to report identifiable assets by segment because these businesses share resources, functions and facilities. The Company does not have significant long-lived assets outside the United States.

     The Company's revenues were derived mainly from customers in the United States, which represented 91%, 93% and 89% of consolidated revenues in fiscal 2011, 2010 and 2009, respectively. No single foreign country accounted for more than 10% of the Company's revenue in fiscal 2011, 2010 or 2009.

     In January 2009, the Company received $9 million in cash as a settlement of litigation with a supplier. This amount was recorded as a reduction of Satellite cost of revenues for fiscal 2009. Excluding this settlement, Satellite gross profit and gross margin for fiscal 2009 would have been $1,254,000 and 4.8%, respectively.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2011 and 2010 (in thousands, except percentages and per share data):

	Fiscal 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$26,346	$29,490	$29,553	$28,944	$114,333
Gross profit	6,123	7,368	7,699	8,368	29,558
Gross margin	23.2%	25.0%	26.1%	28.9%	25.9%
Net income (loss)	(2,477)	(930)	(179)	303	(3,283)
Net income (loss) per diluted share	(0.09)	(0.03)	(0.01)	0.01	(0.12)

	Fiscal 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$23,000	$23,940	$30,692	$34,481	$112,113
Gross profit	4,707	4,804	5,897	6,982	22,390
Gross margin	20.5%	20.1%	19.2%	20.2%	20.0%
Net loss	(3,957)	(4,243)	(1,319)	(1,332)	(10,851)
Net loss per diluted share	(0.16)	(0.17)	(0.05)	(0.05)	(0.43)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of February 28, 2011, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

     The management of CalAmp Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

     The management of CalAmp Corp. has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2011. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework". Based on its assessment, management of CalAmp Corp. has concluded that, as of February 28, 2011, the Company's internal control over financial reporting is effective based on those criteria.

     For fiscal 2011, the Company was not required to engage, and did not engage, its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

     On February 17, 2011, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2012 executive officer incentive compensation plan. The individuals covered by the fiscal 2012 executive officer incentive compensation plan are:

•	Richard Gold	Chief Executive Officer

•	Michael Burdiek	President and Chief Operating Officer

•	Richard Vitelle	Vice President Finance, Chief Financial
Officer and Corporate Secretary

•	Garo Sarkissian	Vice President Corporate Development

     Messrs. Gold and Burdiek are eligible for target and maximum bonuses of up to 50% and 100%, respectively, of annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 40% and 80%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 35% and 70%, respectively, of his annual salary.

     The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

     The following information will be included in the Company's definitive statement for the Annual Meeting of Stockholders to be held on July 28, 2011 and is incorporated herein by reference in response to this item:
  Information regarding directors of the Company who are standing for reelection.

  Information regarding the Company's Audit Committee and designated "audit committee financial experts".

  Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.
ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2011 is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2011 is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2011 is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2011 is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets	26

Consolidated Statements of Operations	27

Consolidated Statements of Stockholders' Equity
and Comprehensive Loss	28

Consolidated Statements of Cash Flows	29

Notes to Consolidated Financial Statements	30

2.	Financial Statements Schedules:

     Schedule II – Valuation and Qualifying Accounts is included in the consolidated financial statements which are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits

     Exhibits required to be filed as part of this report are:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation reflecting the change in the Company's name to CalAmp Corp. and the increase in authorized common stock from 30 million to 40 million shares (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2004).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

4.1	Amended and Restated Rights Agreement, amended and restated as of September 5, 2001, by and between Registrant and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 filed with Company's Annual Report on Form 10-K for the year ended February 28, 2007).

10.	Material Contracts:

(i) Other than Compensatory Plan or Arrangements:

10.1	Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for a facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for a facility in Oxnard, California.

10.3	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.4	Settlement Agreement, dated December 14, 2007, by and between CalAmp Corp. and EchoStar Technologies Corporation (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 14, 2007).

10.5	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.6	Subordinated Note and Warrant Purchase Agreement dated December 22, 2009 between CalAmp Corp. and nine investors (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.7	Joinder Agreement dated January 15, 2010 between CalAmp Corp. and six investors (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated January 15, 2010).

10.8	Amendment to Loan Documents dated March 24, 2010 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

	10.9	Amendment to Loan Documents dated December 22, 2010 between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

	10.10	The 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8)

	10.11	CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 24, 2009).

	10.12	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended February 28, 2004).

	10.13	Employment Agreement between the Company and Michael Burdiek dated July 2, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

	10.14	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

	10.15	Employment Agreement between the Company and Richard Gold, effective March 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 4, 2008).

	10.16	Form of Amendment to Employment Agreement dated December 19, 2008, for each of the executive officers: Richard Gold, Michael Burdiek, Richard Vitelle and Garo Sarkissian (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

	10.17	Second Amendment to Employment Agreement dated May 11, 2009 between the Company and Richard Gold (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended February 28, 2009)

	21	Subsidiaries of the Registrant.

	23.1	Consent of Independent Registered Public Accounting Firm.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of Item 15(a)(3)Exhibits and specifically identified as such.

(c)	Other Financial Statement Schedules. None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2011.

CALAMP CORP.

By:	/s/ Richard Gold
Richard Gold
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Perna, Jr.	Chairman of the Board of Directors	April 26, 2011
Frank Perna, Jr.

/s/ Kimberly Alexy	Director	April 26, 2011
Kimberly Alexy

/s/ A.J. Moyer	Director	April 26, 2011
A.J. Moyer

/s/ Thomas Pardun	Director	April 26, 2011
Thomas Pardun

/s/ Larry Wolfe	Director	April 26, 2011
Larry Wolfe

/s/ Richard Gold	Chief Executive Officer and
Richard Gold	Director (principal executive officer)	April 26, 2011

/s/ Richard Vitelle	VP Finance, Chief Financial Officer and
Richard Vitelle	Treasurer (principal accounting officer)	April 26, 2011