Form 10-Q
period 2011-05-28
CalAmp Corp.
filed 2011-06-30
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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
__________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

     The number of shares outstanding of the registrant’s common stock as of June 17, 2011 was 28,334,436.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	May 31,	February 28,
Assets	2011	2011
Current assets:
Cash and cash equivalents	$4,336	$4,241
Accounts receivable, less allowance for doubtful accounts of
$307 and $290 at May 31, 2011 and February 28, 2011, respectively	15,938	16,814
Inventories	9,731	9,890
Costs and estimated earnings in excess of billings on
uncompleted contracts	2,053	1,331
Deferred income tax assets	2,024	1,961
Prepaid expenses and other current assets	3,770	3,866
Total current assets	37,852	38,103

Property, equipment and improvements, net of
accumulated depreciation and amortization	1,745	1,877
Deferred income tax assets, less current portion	9,824	9,887
Intangible assets, net	3,660	4,012
Other assets	1,396	1,606
	$54,477	$55,485

Liabilities and Stockholders' Equity
Current liabilities:
Bank working capital line of credit	$5,392	$7,489
Accounts payable	14,175	14,103
Accrued payroll and employee benefits	2,693	3,341
Deferred revenue	5,766	5,796
Other current liabilities	2,728	2,140
Total current liabilities	30,754	32,869

Long-term debt	4,532	4,460
Other non-current liabilities	597	554

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 40,000 shares authorized;
28,134 and 28,147 shares issued and outstanding
at May 31, 2011 and February 28, 2011, respectively	281	281
Additional paid-in capital	153,607	153,135
Accumulated deficit	(134,428)	(134,948)
Accumulated other comprehensive loss	(866)	(866)
Total stockholders' equity	18,594	17,602
	$54,477	$55,485

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	May 31,
	2011	2010
Revenues	$34,554	$26,346

Cost of revenues	25,122	20,223

Gross profit	9,432	6,123

Operating expenses:
Research and development	3,104	2,763
Selling	2,592	2,622
General and administrative	2,499	2,509
Intangible asset amortization	352	306
Total operating expenses	8,547	8,200

Operating income (loss)	885	(2,077)

Non-operating expense:
Interest expense, net	(374)	(367)
Other income (expense), net	18	(33)
Total non-operating expense	(356)	(400)

Income (loss) before income taxes	529	(2,477)

Income tax provision	(9)	-

Net income (loss)	$520	$(2,477)
Basic and diluted earnings (loss) per share	$0.02	$(0.09)

Shares used in computing earnings (loss) per share:
Basic	27,357	26,982
Diluted	28,226	26,982

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)
	Three Months Ended
	May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$520	$(2,477)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	700	636
Stock-based compensation expense	532	523
Non-cash interest expense	134	134
Other	-	11
Changes in operating assets and liabilities:
Accounts receivable	876	3,097
Inventories	159	(471)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(722)	1
Prepaid expenses and other assets	76	(197)
Accounts payable	72	(1,731)
Accrued liabilities	(17)	(457)
Deferred revenue	(30)	534
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,300	(397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(216)	(569)
Collections on note receivable	168	110
NET CASH USED IN INVESTING ACTIVITIES	(48)	(459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net debt proceeds (repayments) on bank line of credit	(2,097)	1,955
Taxes paid related to net share settlement of vested equity awards	(65)	(59)
Proceeds from exercise of stock options	5	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,157)	1,896

Net change in cash and cash equivalents	95	1,040
Cash and cash equivalents at beginning of period	4,241	2,986
Cash and cash equivalents at end of period	$4,336	$4,026

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless communications solutions that deliver data, voice and video for critical networked applications. The Company's two business segments are Wireless DataCom, which serves utility, government and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2011 fell on February 26, 2011. The actual interim periods ended on May 28, 2011 and May 29, 2010. In the accompanying unaudited consolidated financial statements, the 2011 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 28, 2011.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2011 and its results of operations for the three months ended May 31, 2011 and 2010. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company occasionally recognizes revenue from product sales prior to shipment when, based on its evaluation, the criteria specified in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-10-S99-1 for recognizing revenue under bill and hold arrangements have been met. The Company recognized revenue of $2.6 million from a bill and hold arrangement in the quarter ended May 31, 2011 from a customer of its Satellite business unit. These sales were made on a bill and hold basis at the customer’s request, were fully paid by May 25, 2011, and were fully shipped by June 7, 2011. There were no revenues recognized under bill and hold arrangements in the quarter ended May 31, 2010.

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

     The Company also undertakes projects that include the design and development of communication systems used in the public safety and transportation sectors that are customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Costs and Estimated Earnings on Uncompleted Contracts

     Costs and estimated earnings in excess of billings on uncompleted contracts arise when contract revenues have been recognized on the percentage-of-completion method but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Costs and estimated earnings on uncompleted contracts and related amounts billed were as follows (in thousands):

	May 31,	February 28,
	2011	2011
Costs incurred on uncompleted contracts	$2,979	$2,167
Estimated earnings	1,844	1,713
	4,823	3,880
Less: billings to date	2,926	2,594
	$1,897	$1,286

     Such amounts were included in the accompanying consolidated balance sheets under the following captions (in thousands):

	May 31,	February 28,
	2011	2011
Costs and estimated earnings in excess
of billings on uncompleted contracts	$2,053	$1,331
Billings in excess of costs and estimated
earnings on uncompleted contracts
(included in Other Current Liabilities)	(156)	(45)
	$1,897	$1,286

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

Reclassifications

     Certain amounts in the financial statements of the prior year have been reclassified to conform to the fiscal 2012 presentation with no effect on net earnings. Specifically, in the February 28, 2011 consolidated balance sheet, $1,331,000 previously included in prepaid expenses and other current assets has been reclassified to costs and estimated earnings in excess of billings on uncompleted contracts.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

	May 31,	February 28,
	2011	2011
Raw materials	$7,848	$8,663
Work in process	128	85
Finished goods	1,755	1,142
	$9,731	$9,890

NOTE 3 - INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		May 31, 2011			February 28, 2011
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Developed/core technology	5-7 years	$2,853	$1,712	$1,141	$3,101	$1,783	$1,318
Customer lists	5-7 years	1,268	847	421	1,339	831	508
Covenants not to compete	4-5 years	115	93	22	138	106	32
Patents	4-5 years	39	17	22	39	15	24
Tradename	7 years	2,130	76	2,054	2,130	-	2,130
		$6,405	$2,745	$3,660	$6,747	$2,735	$4,012

     The Dataradio tradename, which was originally classified as an indefinite-lived asset at the time of its acquisition in 2006, was recently determined to have a finite useful life as a result of management’s decision to phase out the use of this tradename in the future. During the quarter ended May 31, 2011, the Company commenced the amortization of this asset over a period of seven years.

     Amortization expense of intangible assets was $352,000 and $306,000 for the three months ended May 31, 2011 and 2010, respectively. All intangible asset amortization expense was attributable to the Wireless DataCom business.

     Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2012 (remainder)	$925
2013	$1,060
2014	$464
2015	$304
2016	$304
Thereafter	$603

NOTE 4 - FINANCING ARRANGEMENTS

Bank Working Capital Line of Credit

     On December 22, 2009, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Square 1 Bank. This revolving credit facility expires on December 22, 2011 and provides for borrowings up to the lesser of $12 million or 85% of the Company's eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank's prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. At May 31, 2011, the Company had outstanding borrowings under this facility of $5,392,000, and the amount available to borrow at that date amounted to $6,603,000. At May 31, 2011 and February 28, 2011, the effective interest rate on the revolver was 6.0%.

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

     The Company also incurred debt issue costs of $543,000 on the Square 1 Bank credit facility and the Subordinated Notes, which is being amortized on a straight-line basis to interest expense over an average period of approximately 2.8 years. These debt issue costs, net of amortization, are included in Other Assets in the consolidated balance sheets as of May 31, 2011 and February 28, 2011.

     Long-term debt is comprised of the following (in thousands):

	May 31,	February 28,
	2011	2011
Subordinated promissory notes due December 22, 2012	$5,000	$5,000
Less unamortized discount	(468)	(540)
	$4,532	$4,460

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2011	2011
Deferred rent	$14	$4
Deferred revenue	583	550
	$597	$554

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

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and France. Income tax returns filed for fiscal years 2006 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2007 through 2011 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2008 through 2011 remain open to examination by tax authorities in Canada and France. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At May 31, 2011, the Company had a net deferred income tax asset balance of $11,848,000. The current portion of the deferred tax assets is $2,024,000 and the noncurrent portion is $9,824,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $52.8 million and a valuation allowance of $41.0 million.

     No income tax provision, other than minimum state income taxes, was recorded during the quarter ended May 31, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income. No tax benefit was recorded during the quarter ended May 31, 2010, when the Company had a pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	May 31,
	2011	2010
Basic weighted average number of common
shares outstanding	27,357	26,982
Effect of dilutive securities:
Stock options, restricted stock, restricted
stock units and warrants	869	-
Diluted weighted average number of common
shares outstanding	28,226	26,982

     Potentially dilutive securities outstanding amounting to 4,597,000 at May 31, 2010, consisting of options, warrants, restricted stock shares and restricted stock units (RSUs), were excluded from the computation of diluted earnings per share because the Company reported a net loss during the quarter then ended and the effect of inclusion would be antidilutive (i.e., including such securities would result in a lower loss per share).

NOTE 7 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of operations (in thousands):

	Three Months Ended
	May 31,
	2011	2010
Cost of revenues	$44	$39
Research and development	82	79
Selling	82	40
General and administrative	324	365
	$532	$523

     Changes in the Company's outstanding stock options during the three months ended May 31, 2011 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Option Price
Outstanding at February 28, 2011	2,108	$4.87
Granted	-	-
Exercised	(3)	1.50
Forfeited or expired	(10)	1.92
Outstanding at May 31, 2011	2,095	$4.89
Exercisable at May 31, 2011	1,457	$6.08

     Changes in the Company's unvested restricted stock shares and RSUs during the three months ended May 31, 2011 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2011	2,045	$2.16
Granted	-	-
Vested	(56)	2.71
Forfeited	(21)	2.00
Outstanding at May 31, 2011	1,968	$2.15

     During the three months ended May 31, 2011, the Company retained 21,313 of the 56,000 vested restricted stock shares and RSUs to cover the minimum statutory required amount of employee withholding taxes.

     As of May 31, 2011, there was $3.3 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs. That cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.4 years.

NOTE 8 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 36% and 40% of consolidated revenues for the three months ended May 31, 2011 and 2010, respectively. This customer accounted for 39% and 28% of consolidated net accounts receivable at May 31, 2011 and February 28, 2011, respectively. One customer of the Company’s Wireless DataCom segment, which accounted for less than 10% of consolidated revenues for the three months ended May 31, 2011 and 2010, accounted for 12% of the consolidated net accounts receivable at both May 31, 2011 and February 28, 2011.

     Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One independent foreign supplier, which functions as a procurement agent and subcontract manufacturer, accounted for 53% and 59% of Company's total inventory purchases in the three months ended May 31, 2011 and 2010, respectively. As of May 31, 2011, this supplier accounted for 62% of the Company's total accounts payable.

NOTE 9 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the three months ended May 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	May 31,
	2011	2010
Balance at beginning of period	$700	$1,231
Charged to costs and expenses	288	89
Deductions	(167)	(293)
Balance at end of period	$821	$1,027

     Accrued warranty costs are included in Other Current Liabilities in the consolidated balance sheets at May 31, 2011 and February 28, 2011.

NOTE 10 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2011	2010
Interest paid	$94	$117
Income taxes paid	$5	$-

NOTE 11 - SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended May 31, 2011				Three Months Ended May 31, 2010
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$22,037	$12,517		$34,554	$15,819	$10,527		$26,346
Gross profit	$8,604	$828		$9,432	$5,330	$793		$6,123
Gross margin	39.0%	6.6%		27.3%	33.7%	7.5%		23.2%
Operating income (loss)	$2,130	$(288)	$(957)	$885	$(633)	$(438)	$(1,006)	$(2,077)

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses also include stock-based compensation expense of $211,000 and $170,000 in the three months ended May 31, 2011 and 2010, respectively.

     Effective with the fiscal 2012 first quarter, certain general and administrative expenses that were previously treated as non-allocated corporate expenses were allocated to the operating segments. In the above segment information table, the operating income (loss) amounts for the three months ended May 31, 2010 have been reclassified to conform with the fiscal 2012 presentation. These changes had no effect on consolidated general and administrative expenses.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims that its products or services infringe the intellectual property of third parties, or claims concerning contract performance. While the outcome of any such claims and litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters would have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

     On June 27, 2011, the Company sold two patents for $3 million. In conjunction with this sale, the Company received a grant-back license for the continued use of these patents, subject to certain restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below affect the Company’s more significant accounting judgments and estimates used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2011 as filed with the Securities and Exchange Commission on April 28, 2011 and include the following areas:
  Allowance for doubtful accounts;

  Inventory write-downs;

  Product warranties;

  Deferred income tax assets and uncertain tax positions;

  Impairment assessments of purchased intangible assets and other long-lived assets;

  Stock-based compensation expense; and

  Revenue recognition.
RESULTS OF OPERATIONS

Overview

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless communications solutions that deliver data, voice and video for critical networked applications. The Company's two business segments are Wireless DataCom, which serves utility, government and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

     Wireless DataCom

     The Wireless DataCom segment provides wireless communications technologies, products and services for a wide range of commercial and industrial applications. CalAmp has expertise in designing and providing applications involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company's Wireless DataCom segment is comprised of a Wireless Networks business and a Mobile Resource Management (“MRM”) business.

     Satellite

     The Company's DBS reception products are primarily sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

Operating Results by Business Segment

     The Company's revenue, gross profit and operating loss by business segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended May 31,
	2011		2010
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$22,037	63.8%	$15,819	60.0%
Satellite	12,517	36.2%	10,527	40.0%
Total	$34,554	100.0%	$26,346	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2011		2010
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$8,604	91.2%	$5,330	87.0%
Satellite	828	8.8%	793	13.0%
Total	$9,432	100.0%	$6,123	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Three Months Ended May 31,
	2011		2010
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$2,130	6.2%	$(633)	(2.4%)
Satellite	(288)	(0.8%)	(438)	(1.7%)
Corporate expenses	(957)	(2.8%)	(1,006)	(5.0%)
Total	$885	2.6%	$(2,077)	(7.9%)

     Revenue

     Wireless DataCom revenue increased by $6.2 million, or 39%, to $22.0 million in the first quarter of fiscal 2012 compared to the fiscal 2011 first quarter. About two-thirds of the revenue increase was related to the MRM business and was attributable to the addition of new customers, growth in orders from existing customers, and a license fee of $400,000 recognized in the first quarter of fiscal 2012. The remaining increase was attributable to higher sales of the Wireless Networks business, with significant contribution from an important project in the railroad sector.

     Satellite revenue increased $2.0 million, or 19%, to $12.5 million in the three months ended May 31, 2011 from $10.5 million for the same period in the previous fiscal year. The increase in Satellite revenue was attributable to the introduction of a new product and resurgent demand for an existing product.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $3.3 million to $8.6 million in the fiscal 2012 first quarter compared to $5.3 million in the first quarter of last year. Wireless DataCom's gross margin improved to 39.0% in the first quarter of fiscal 2012 from 33.7% in the first quarter of fiscal 2011 due primarily to higher revenue.

     Satellite gross profit increased by $35,000 to $828,000 in the fiscal 2012 first quarter compared to the first quarter of last year. Satellite's gross margin declined to 6.6% in the first quarter of fiscal 2012 from 7.5% in the first quarter of fiscal 2011 due primarily to product mix.

     See also Note 11 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense increased 12% to $3,104,000 in the first quarter of fiscal 2012 from $2,763,000 last year mainly due to severance costs arising from personnel reductions in the Satellite business ($116k) and higher consulting and outside services ($91k).

     Consolidated selling expenses were relatively unchanged from $2,622,000 in the first quarter of last year to $2,592,000 this year.

     Consolidated general and administrative expenses were relatively unchanged from $2,509,000 in the first quarter of last year to $2,499,000 this year.

     Amortization of intangibles increased from $306,000 in the first quarter of last year to $352,000 in the first quarter of this year. The increase is attributable to the amortization of the Dataradio tradename asset over a period of seven years commencing in the first quarter of fiscal 2012. This tradename asset was classified as indefinite-lived asset in years prior to fiscal 2012 and accordingly it was not being amortized prior to the current year.

     Non-operating Expense, Net

     Non-operating expense decreased $44,000 from the first quarter of last year to the first quarter of this year. This decrease was due to a $50,000 decrease in foreign currency losses, partially offset by an increase in net interest expense of $6,000.

     Income Tax Provision

     No income tax provision, other than minimum state income taxes, was recorded during the quarter ended May 31, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income. No tax benefit was recorded during the quarter ended May 31, 2010, when the Company had a pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,336,000 at May 31, 2011, and the working capital line of credit with Square 1 Bank. During the quarter ended May 31, 2011, cash and cash equivalents increased by $95,000. Cash was provided by operations in the amount of $2,300,000, net borrowings on the bank line of credit of $2,097,000 and collections on a note receivable of $168,000, partially offset by capital expenditures of $216,000 and employee withholding taxes paid related to net share settlement of vested equity awards of $65,000.

     On December 22, 2009, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Square 1 Bank. This revolving credit facility provides for borrowings up to the lesser of $12 million or 85% of the Company's eligible accounts receivable. Outstanding borrowings under this facility bear interest at Square 1 Bank's prime rate plus 2.0%, subject to minimum interest of 6.0% per annum or $20,000 per month, whichever is greater. Interest is payable on the last day of each calendar month. At May 31, 2011, the Company had outstanding borrowings under this facility of $5,392,000, and the amount available to borrow at that date amounted to $6,603,000.

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

     The Loan Agreement expires on December 22, 2011. The Company is currently in discussions with commercial banks concerning a new credit facility, and management expects that a new credit agreement will be in place prior to the expiration of the existing Loan Agreement.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company's Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company's business, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2011 as filed with the Securities and Exchange Commission on April 28, 2011. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations that give rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $866,000 related to the Company's Canadian and French subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets at May 31, 2011 and February 28, 2011. Foreign currency gains (losses) included in the consolidated statements of operations for the three months ended May 31, 2011 and 2010 were $7,000 and $(43,000), respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $12 million revolving credit facility with Square 1 Bank would have an annual impact of approximately $120,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. The Subordinated Notes in the aggregate principal amount of $5,000,000 bear a fixed rate of interest of 12% and hence are not subject to interest rate risk.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings.

ITEM 1A. RISK FACTORS

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2011, for a discussion of factors that could materially affect the Company's business, financial condition or future results.

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

June 30, 2011	/s/ Richard Vitelle
Date	Richard Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)