Form 10-Q
period 2011-08-27
CalAmp Corp.
filed 2011-09-29
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

or

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

     The number of shares outstanding of the registrant’s common stock as of September 19, 2011 was 28,703,715.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	August 31,	February 28,
Assets	2011	2011
Current assets:
Cash and cash equivalents	$4,256	$4,241
Accounts receivable, less allowance for doubtful accounts of
$258 and $290 at August 31, 2011 and February 28, 2011, respectively	14,523	16,814
Inventories	11,844	9,890
Costs and estimated earnings in excess of billings on
uncompleted contracts	2,203	1,331
Deferred income tax assets	2,073	1,961
Prepaid expenses and other current assets	3,752	3,866
Total current assets	38,651	38,103
Property, equipment and improvements, net of
accumulated depreciation and amortization	1,543	1,877
Deferred income tax assets, less current portion	9,758	9,887
Intangible assets, net	3,350	4,012
Other assets	1,078	1,606
	$54,380	$55,485

Liabilities and Stockholders' Equity
Current liabilities:
Bank working capital line of credit	$5,274	$7,489
Current portion of long-term debt	500	-
Accounts payable	13,618	14,103
Accrued payroll and employee benefits	3,382	3,341
Deferred revenue	5,667	5,796
Other current liabilities	2,515	2,140
Total current liabilities	30,956	32,869

Long-term debt	2,500	4,460
Other non-current liabilities	570	554

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 40,000 shares authorized;
28,702 and 28,147 shares issued and outstanding
at August 31, 2011 and February 28, 2011, respectively	287	281
Additional paid-in capital	153,204	153,135
Accumulated deficit	(133,072)	(134,948)
Accumulated other comprehensive loss	(65)	(866)
Total stockholders' equity	20,354	17,602
	$54,380	$55,485

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Revenues	$33,801	$29,490	$68,355	$55,836
Cost of revenues	21,976	22,122	47,098	42,345
Gross profit	11,825	7,368	21,257	13,491

Operating expenses:
Research and development	2,679	2,779	5,783	5,542
Selling	2,852	2,675	5,444	5,297
General and administrative	3,030	2,200	5,529	4,709
Intangible asset amortization	310	276	662	582
Total operating expenses	8,871	7,930	17,418	16,130

Operating income (loss)	2,954	(562)	3,839	(2,639)

Non-operating expense:
Interest expense, net	(771)	(368)	(1,145)	(736)
Other expense, net	(821)	-	(803)	(32)
Total non-operating expense	(1,592)	(368)	(1,948)	(768)

Income (loss) before income taxes	1,362	(930)	1,891	(3,407)
Income tax provision	(6)	-	(15)	-
Net income (loss)	$1,356	$(930)	$1,876	$(3,407)
Basic and diluted earnings (loss) per share	$0.05	$(0.03)	$0.07	$(0.13)
Shares used in computing earnings (loss) per share:
Basic	27,524	27,094	27,441	27,038
Diluted	28,310	27,094	28,268	27,038

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Six Months Ended
	August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,876	$(3,407)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	1,385	1,253
Stock-based compensation expense	1,099	1,004
Non-cash interest expense	724	268
Write-off of currency translation account of foreign subsidiary	801	-
Deferred tax assets, net	-	807
Other	-	9
Changes in operating assets and liabilities:
Accounts receivable	2,291	2,870
Inventories	(1,954)	(1,379)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(872)	(95)
Prepaid expenses and other assets	223	376
Accounts payable	(485)	(1,028)
Accrued liabilities	432	(1,317)
Deferred revenue	(129)	677
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,391	38

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(389)	(712)
Collections on note receivable	298	229
NET CASH USED IN INVESTING ACTIVITIES	(91)	(483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of bank line of credit	(2,215)	1,898
Proceeds from bank term loan	3,000	-
Repayment of subordinated notes payable	(5,000)	-
Payment of debt issue costs	(63)	-
Taxes paid related to net share settlement of vested equity awards	(1,016)	(388)
Proceeds from exercise of stock options	9	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,285)	1,510

Net change in cash and cash equivalents	15	1,065
Cash and cash equivalents at beginning of period	4,241	2,986
Cash and cash equivalents at end of period	$4,256	$4,051

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

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

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2011 fell on February 26, 2011. The actual interim periods ended on August 27, 2011 and August 28, 2010. In the accompanying unaudited consolidated financial statements, the 2011 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 28, 2011.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at August 31, 2011 and its results of operations for the three and six months ended August 31, 2011 and 2010. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company defers revenues from products sold with data communication services because the services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs. Such deferred revenue and cost amounts are recognized on a straight-line basis over the minimum contractual service period of one year. Revenues from renewals of airtime services after the initial one year term are recognized as the services are provided. When customers prepay airtime renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

Costs and Estimated Earnings on Uncompleted Contracts

     Costs and estimated earnings in excess of billings on uncompleted contracts arise when contract revenues have been recognized on the percentage-of-completion method in advance of when the amounts can be invoiced to the customers under the terms of the contracts. Such amounts are billable to the customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Costs and estimated earnings on uncompleted contracts and related amounts billed were as follows (in thousands):

	August 31,	February 28,
	2011	2011
Costs incurred on uncompleted contracts	$3,599	$2,167
Estimated earnings	2,715	1,713
	6,314	3,880
Less: billings to date	4,165	2,594
Net costs and earnings in excess of billings	$2,149	$1,286

     Such amounts were included in the accompanying consolidated balance sheets under the following captions (in thousands):

	August 31,	February 28,
	2011	2011
Costs and estimated earnings in excess
of billings on uncompleted contracts	$2,203	$1,331
Billings in excess of costs and estimated
earnings on uncompleted contracts
(included in other current liabilities)	(54)	(45)
Net costs and earnings in excess of billings	$2,149	$1,286

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

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

	August 31,	February 28,
	2011	2011
Raw materials	$9,458	$8,663
Work in process	134	85
Finished goods	2,252	1,142
	$11,844	$9,890

NOTE 3 - INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		August 31, 2011			February 28, 2011
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Developed/core technology	5-7 years	$2,853	$1,861	$992	$3,101	$1,783	$1,318
Tradename	7 years	2,130	152	1,978	2,130	-	2,130
Customer lists	5-7 years	1,268	924	344	1,339	831	508
Covenants not to compete	4-5 years	115	99	16	138	106	32
Patents	4-5 years	39	19	20	39	15	24
		$6,405	$3,055	$3,350	$6,747	$2,735	$4,012

     The Dataradio tradename, which was originally classified as an indefinite-lived asset at the time of its acquisition in 2006, was recently determined to have a finite useful life as a result of management’s decision to phase out the use of this tradename in the future. Effective at the beginning of the current fiscal year, the Company commenced the amortization of this asset over a period of seven years.

     Amortization expense of intangible assets was $310,000 and $276,000 for the three months ended August 31, 2011 and 2010, respectively, and was $662,000 and $582,000 for the six-month periods then ended. All intangible asset amortization expense was attributable to the Wireless DataCom segment.

     Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2012 (remainder)	$615
2013	1,060
2014	464
2015	304
2016	304
Thereafter	603
$3,350

NOTE 4 - FINANCING ARRANGEMENTS

     On August 15, 2011, the Company and Square 1 Bank entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended, the "Amended Loan Agreement"), which provides for borrowings of up to $12 million. Effective with the Fourth Amendment, the facility is now comprised of a $3 million term loan facility, which was fully funded on the date of the Fourth Amendment, and a revolver of up to $12 million, and the maturity date is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. The term loan principal is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the Amended Loan Agreement bear interest at Square 1 Bank's prime rate plus 1.0% per annum. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $60,000 to Square 1 Bank in connection with entering into the Fourth Amendment.

     At August 31, 2011, the Company had outstanding borrowings under the revolver of $5,274,000, and the amount available to borrow at that date amounted to $3,726,000. At August 31, 2011, the effective interest rate on the revolver and bank term loan was 4.25%. At February 28, 2011, the effective interest rate on the revolver was 6.0%.

     The Amended Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") on a rolling six-month basis and a minimum debt coverage ratio. The Amended Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Amended Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Amended Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

     Long-term debt is comprised of the following (in thousands):

	August 31,	February 28,
	2011	2011
Bank term loan	$3,000	$-
Subordinated promissory notes	-	5,000
Less unamortized discount on subordinated notes	-	(540)
	3,000	4,460
Less portion due within one year	(500)	-
Long-term debt	$2,500	$4,460

     On December 22, 2009 and January 15, 2010, the Company raised an aggregate amount of $5,000,000 from the issuance of subordinated promissory notes (the "Subordinated Notes") that bore interest at 12% per annum and had a maturity date of December 22, 2012. On August 15, 2011, in conjunction with entering into the Fourth Amendment, the Company paid in full the $5,000,000 outstanding principal balance of the Subordinated Notes plus accrued interest of approximately $76,000. The 500,000 common stock purchase warrants that were issued to the subordinated note holders at the time the notes were issued have an expiration date of December 22, 2012, and are exercisable at $4.02 per share.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2011	2011
Deferred rent	$12	$4
Deferred revenue	558	550
	$570	$554

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

     At August 31, 2011, the Company had a net deferred income tax asset balance of $11.8 million, comprised of a gross deferred tax asset of $52.1 million and a valuation allowance of $40.3 million. The current portion of the net deferred tax assets is $2,073,000 and the noncurrent portion is $9,758,000.

     No income tax provision, other than minimum state and federal income taxes, was recorded during the quarter ended August 31, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income. No tax benefit was recorded during the three and six-month periods ended August 31, 2010, when the Company had a pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Basic weighted average number of common
shares outstanding	27,524	27,094	27,441	27,038
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	786	-	827	-
Diluted weighted average number of common
shares outstanding	28,310	27,094	28,268	27,038

     Shares underlying stock awards and warrants amounting to 2,216,000 at August 31, 2011 were excluded from the calculations of diluted earnings per share for the three and six months then ended because their inclusion would have been anti-dilutive under the treasury stock method.

     Shares underlying stock awards and warrants amounting to 5,107,000 at August 31, 2010 were excluded from the computation of diluted earnings per share because the Company reported a net loss during the three- and six-month periods then ended and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and six months ended August 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net income (loss)	$1,356	$(930)	$1,876	$(3,407)
Reclassification adjustment for foreign
currency loss included in net income	801	-	801	-
Comprehensive income (loss)	$2,157	$(930)	$2,677	$(3,407)

     During the second quarter of fiscal 2012, the Company wrote off $801,000 of cumulative foreign currency translation losses related to its French subsidiary as a result of the decision to shut down this subsidiary.

NOTE 8 - STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Cost of revenues	$(3)	$34	$40	$73
Research and development	94	74	176	153
Selling	48	60	93	100
General and administrative	428	313	790	678
	$567	$481	$1,099	$1,004

     Changes in the Company's outstanding stock options during the six months ended August 31, 2011 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Option Price
Outstanding at February 28, 2011	2,108	$4.87
Granted	164	3.42
Exercised	(6)	1.63
Forfeited or expired	(92)	4.98
Outstanding at August 31, 2011	2,174	$4.77
Exercisable at August 31, 2011	1,588	$5.63

     Changes in the Company's unvested restricted stock shares and RSUs during the six months ended August 31, 2011 were as follows (shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares and	Date Fair
	RSUs	Value
Outstanding at February 28, 2011	2,045	$2.16
Granted	752	3.59
Vested	(804)	2.22
Forfeited	(53)	1.91
Outstanding at August 31, 2011	1,940	$2.70

     During the six months ended August 31, 2011, the Company retained 274,000 of the 804,000 vested restricted stock shares and RSUs to cover the minimum statutory required amount of employee withholding taxes.

     As of August 31, 2011, the total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs amounted to $5.7 million. This cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.0 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 24% and 38% of consolidated revenues for the quarters ended August 31, 2011 and 2010, respectively, and accounted for 30% and 39% of consolidated revenues for the respective six-month periods then ended. This customer accounted for 21% and 28% of consolidated net accounts receivable at August 31, 2011 and February 28, 2011, respectively. One other customer accounted for 11% of consolidated revenue for the three months ended August 31, 2011.

     Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for approximately 50% of the Company's total inventory purchases in the six months ended August 31, 2011 and 2010. At August 31, 2011, this supplier accounted for 47% of the Company's total accounts payable balance.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the six months ended August 31, 2011 and 2010 is as follows (in thousands):

	Six Months Ended
	August 31,
	2011	2010
Balance at beginning of period	$700	$1,231
Charged to costs and expenses	467	360
Deductions	(305)	(853)
Balance at end of period	$862	$738

     Accrued warranty costs are included in Other Current Liabilities in the consolidated balance sheets at August 31, 2011 and February 28, 2011.

NOTE 11 - OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2011	2010
Interest expense paid	$625	$537
Income taxes paid (refunds received)	$8	$(806)

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended August 31, 2011				Three Months Ended August 31, 2010
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$25,523	$8,278		$33,801	$18,074	$11,416		$29,490
Gross profit	$11,380	$445		$11,825	$6,223	$1,145		$7,368
Gross margin	44.6%	5.4%		35.0%	34.4%	10.0%		25.0%
Operating income (loss)	$4,399	$(447)	$(998)	$2,954	$497	$(129)	$(930)	$(562)

	Six Months Ended August 31, 2011				Six Months Ended August 31, 2010
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$47,560	$20,795		$68,355	$33,893	$21,943		$55,836
Gross profit	$19,984	$1,273		$21,257	$11,553	$1,938		$13,491
Gross margin	42.0%	6.1%		31.1%	34.1%	8.8%		24.2%
Operating income (loss)	$6,529	$(735)	$(1,955)	$3,839	$(136)	$(567)	$(1,936)	$(2,639)

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $218,000 and $160,000 in the three-month periods ended August 31, 2011 and 2010, respectively, and $429,000 and $330,000, respectively, in the six-month periods then ended.

     Effective with the fiscal 2012 first quarter, certain general and administrative expenses that were previously treated as non-allocated corporate expenses were allocated to the operating segments. In the above segment information table, the operating income (loss) amounts for the three- and six-month periods ended August 31, 2010 have been reclassified to conform with the fiscal 2012 presentation. These changes had no effect on consolidated general and administrative expenses.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters that are pending at the present time would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, as filed with the Securities and Exchange Commission on April 28, 2011, and include the following areas:
  Allowance for doubtful accounts;

  Inventory write-downs;

  Product warranties;

  Deferred income tax assets and uncertain tax positions;

  Impairment assessments of purchased intangible assets and other long-lived assets;

  Stock-based compensation expense; and

  Revenue recognition.
RESULTS OF OPERATIONS

Overview

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless communications solutions that deliver data, voice and video for critical networked applications and other purposes. The Company's two business segments are Wireless DataCom, which serves utility, government and enterprise customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

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

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT
	Three Months Ended August 31,				Six Months Ended August 31,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$25,523	75.5%	18,074	61.3%	$47,560	69.6%	$33,893	60.7%
Satellite	8,278	24.5%	11,416	38.7%	20,795	30.4%	21,943	39.3%
Total	$33,801	100.0%	$29,490	100.0%	$68,355	100.0%	$55,836	100.0%

GROSS PROFIT BY SEGMENT
	Three Months Ended August 31,				Six Months Ended August 31,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$11,380	96.2%	$6,223	84.5%	$19,984	94.0%	$11,553	85.6%
Satellite	445	3.8%	1,145	15.5%	1,273	6.0%	1,938	14.4%
Total	$11,825	100.0%	$7,368	100.0%	$21,257	100.0%	$13,491	100.0%

OPERATING INCOME (LOSS) BY SEGMENT
	Three Months Ended August 31,				Six Months Ended August 31,
	2011		2010		2011		2010
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$4,399	13.0%	$497	1.7%	$6,529	9.6%	$(136)	(0.2%)
Satellite	(447)	(1.3%)	(129)	(0.4%)	(735)	(1.1%)	(567)	(1.0%)
Corporate expenses	(998)	(3.0%)	(930)	(3.2%)	(1,955)	(2.9%)	(1,936)	(3.5%)
Total	$2,954	8.7%	$(562)	(1.9%)	$3,839	5.6%	$(2,639)	(4.7%)

     Revenue

     Wireless DataCom revenue increased by $7.4 million, or 41%, to $25.5 million in the second quarter of fiscal 2012 compared to the fiscal 2011 second quarter. For the six months ended August 31, 2011, Wireless DataCom revenue increased by $13.7 million, or 40%, to $47.6 million compared to the same period of the prior year. The MRM business contributed significantly to the increased revenue through the addition of new customers, growth in orders from existing customers, license fee revenue of $400,000 in the first quarter of fiscal 2012, and revenue of $3.0 million from the sale of patents in the second quarter of fiscal 2012. The remaining Wireless DataCom revenue increase was attributable to higher sales of the Wireless Networks business, with significant contribution from an important project in the railroad sector.

     Satellite revenue decreased $3.1 million, or 27%, to $8.3 million in the three months ended August 31, 2011 from $11.4 million for the same period in the previous fiscal year. For the six months ended August 31, 2011, Satellite revenue decreased $1.1 million, or 5%, to $20.8 million from $21.9 million for the same period of the prior year. The year-over-year revenue decreases were due to changes in product mix and product transitions.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $5.2 million to $11.4 million in the fiscal 2012 second quarter compared to $6.2 million in the second quarter of last year, and gross margin improved to 44.6% in the second quarter of fiscal 2012 from 34.4% in the second quarter of fiscal 2011 due primarily to higher revenue, including the $3 million patents sale, for which there was no associated cost of revenue.

     Wireless DataCom gross profit increased 73% to $20.0 million in the six months ended August 31, 2011, compared to $11.6 million for the same period of the prior year. Wireless DataCom gross margin increased from 34% in the first half of fiscal 2011 to 42% in the first half of fiscal 2012 due primarily to higher revenue and the sale of patents.

     Satellite gross profit decreased by $700,000 to $445,000 in the fiscal 2012 second quarter compared to the second quarter of last year. Satellite's gross margin decreased to 5.4% in the fiscal 2012 second quarter from 10% in the second quarter of last year due to lower revenue, severance of approximately $200,000 for production jobs that were eliminated in conjunction with the transition to off-shore manufacturing, and approximately $150,000 in other costs associated with the restructuring of the Satellite business. Gross profit and gross margin in the second quarter of last year also benefited from royalty income of $200,000 that had no corresponding cost of revenue.

     The Satellite segment had gross profit of $1.3 million for the six months ended August 31, 2011, compared with gross profit of $1.9 million for the same period last year. Satellite gross margin was 6.1% for the six months ended August 31, 2011, compared to 8.8% for the same period last year. The decrease in gross profit and gross margin in the latest six-month period is primarily attributable to the factors cited above for the lower gross profit and gross margin in the latest quarter.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense decreased by $100,000 to $2,679,000 in the second quarter of fiscal 2012 from $2,779,000 in the second quarter of last year. For the six-month year-to-date periods, R&D expenses increased by $241,000 from $5,542,000 last year to $5,783,000 this year due to severance costs arising from personnel reductions in the Satellite business during the first quarter of fiscal 2012 ($116k), 401K employer contribution ($58k) and higher consulting and outside services ($47k).

     Consolidated selling expenses increased by $177,000 to $2,852,000 in the second quarter of this year from $2,675,000 last year. For the six-month year-to-date periods, selling expenses increased by $147,000 from $5,297,000 last year to $5,444,000 this year. These year-over-year increases are due primarily to expenses incurred in connection with the shut-down of the Company’s French subsidiary.

     Consolidated general and administrative expenses ("G&A") increased by $830,000 to $3,030,000 in the second quarter of this year compared to the prior year. For the six-month periods, consolidated G&A increased by $820,000 to $5,529,000 for fiscal 2012 from $4,709,000 last year. These year-over-year increases are due primarily to higher incentive expense, increased salaries expense, and expenses incurred in connection with the shut-down of the Company’s French subsidiary.

     Amortization of intangibles increased from $276,000 in the second quarter of last year to $310,000 in the first quarter of this year. For the six-month periods, amortization of intangibles increased to $662,000 this year from $582,000 last year. The increase is attributable to the amortization of the Dataradio tradename asset over a period of seven years commencing in the first quarter of fiscal 2012. This tradename asset was classified as indefinite-lived asset in years prior to fiscal 2012 and accordingly it was not being amortized prior to the current year.

     Non-operating Expense, Net

     Non-operating expense increased $1,224,000 from the second quarter of last year to the second quarter of this year. This increase was primarily due to $801,000 cumulative foreign currency translation account losses related to the Company’s investment in its French subsidiary that were written off as a result of the decision to shut down this subsidiary. Also contributing to the increase in non-operating expense in the latest quarter was the $462,000 write-off of the remaining unamortized debt discount and issue costs on the 12% Subordinated Notes as a result of repaying this debt in August 2011, which was 16 months prior to the maturity date.

     Non-operating expense was $1,948,000 in the six months ended August 31, 2011, compared to non-operating expense of $768,000 in the six months ended August 31, 2010 due to the reasons noted above.

     Income Tax Provision

     No income tax provision, other than minimum state and federal income taxes, was recorded during the quarter ended August 31, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income. No tax benefit was recorded during the three and six-month periods ended August 31, 2010, when the Company had a pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,256,000 at August 31, 2011, and the revolving line of credit with Square 1 Bank. During the six months ended August 31, 2011, cash and cash equivalents increased by $15,000. During this period, cash was provided by operations in the amount of $5,391,000, proceeds from the bank term loan of $3,000,000 and collections on a note receivable of $298,000, partially offset by repayment of subordinated notes payable of $5,000,000, net repayments on the bank working capital line of credit of $2,215,000, capital expenditures of $389,000 and payment of employee withholding taxes on the net share settlement of vested equity awards of $1,016,000.

     On August 15, 2011, the Company and Square 1 Bank entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended, the "Loan Agreement"), which provides for borrowings of up to $12 million. Effective with the Fourth Amendment, the facility is now comprised of a $3 million term loan facility, which was fully funded on the date of the Fourth Amendment, and a revolver of up to $12 million, and the maturity date is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. The term loan principal is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the Loan Agreement bear interest at Square 1 Bank's prime rate plus 1.0% per annum. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $60,000 to Square 1 Bank in connection with entering into the Fourth Amendment.

     The Amended Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") on a rolling six-month basis and a minimum debt coverage ratio. The Amended Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Amended Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Amended Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations that give rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets at August 31, 2011. Foreign currency losses (gains) of $6,000 and $(2,000) were included in the consolidated statements of operations for the three months ended August 31, 2011 and 2010, respectively. Foreign currency losses of $13,000 and $41,000 were included in the consolidated statements of operations for the six months ended August 31, 2011 and 2010, respectively. In addition, during the second quarter of fiscal 2012, the Company wrote off $801,000 of cumulative foreign currency translation losses related to its French subsidiary as a result of the decision to shut down this subsidiary.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $12 million loan facility with Square 1 Bank would have an annual impact of approximately $120,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed.

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

Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit 10.1 -	Patent Purchase Agreement between the Company and ProconGPS Inc. effective June 27, 2011

Exhibit 31.1 -	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 -	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 29, 2011	/s/ Richard Vitelle
Date	Richard Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)