Form 10-Q
period 2011-11-26
CalAmp Corp.
filed 2011-12-22
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

or

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
_____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the registrant’s common stock as of December 15, 2011 was 28,720,942.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

	November 30,	February 28,
Assets	2011	2011
Current assets:	(Unaudited)
Cash and cash equivalents	$4,393	$4,241
Accounts receivable, less allowance for doubtful accounts of
$277 and $290 at November 30, 2011 and February 28, 2011, respectively	15,755	16,814
Inventories	12,409	9,890
Deferred income tax assets	2,098	1,961
Prepaid expenses and other current assets	3,881	5,197
Total current assets	38,536	38,103

Property, equipment and improvements, net of
accumulated depreciation and amortization	1,630	1,877
Deferred income tax assets, less current portion	9,733	9,887
Intangible assets, net	3,041	4,012
Other assets	865	1,606
	$53,805	$55,485
Liabilities and Stockholders' Equity
Current liabilities:
Bank working capital line of credit	$3,476	$7,489
Current portion of long-term debt	800	-
Accounts payable	12,081	14,103
Accrued payroll and employee benefits	3,569	3,341
Deferred revenue	5,512	5,796
Other current liabilities	2,575	2,140
Total current liabilities	28,013	32,869
Long-term debt	2,200	4,460
Other non-current liabilities	911	554

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 40,000 shares authorized;
28,713 and 28,147 shares issued and outstanding
at November 30, 2011 and February 28, 2011, respectively	287	281
Additional paid-in capital	153,831	153,135
Accumulated deficit	(131,372)	(134,948)
Accumulated other comprehensive loss	(65)	(866)
Total stockholders' equity	22,681	17,602
	$53,805	$55,485

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Revenues	$32,752	$29,553	$101,107	$85,389
Cost of revenues	22,583	21,854	69,681	64,199
Gross profit	10,169	7,699	31,426	21,190
Operating expenses:
Research and development	2,622	2,733	8,405	8,275
Selling	2,731	2,573	8,175	7,870
General and administrative	2,606	1,981	8,135	6,690
Intangible asset amortization	310	275	972	857
Total operating expenses	8,269	7,562	25,687	23,692

Operating income (loss)	1,900	137	5,739	(2,502)

Non-operating expense:
Interest expense, net	(71)	(354)	(1,216)	(1,090)
Other income (expense), net	(101)	38	(904)	6
Total non-operating expense	(172)	(316)	(2,120)	(1,084)

Income (loss) before income taxes	1,728	(179)	3,619	(3,586)

Income tax provision	(28)	-	(43)	-

Net income (loss)	$1,700	$(179)	$3,576	$(3,586)

Basic and diluted earnings (loss) per share	$0.06	$(0.01)	$0.13	$(0.13)

Shares used in computing earnings (loss) per share:
Basic	27,869	27,321	27,583	27,133
Diluted	28,800	27,321	28,445	27,133

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Nine Months Ended
	November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,576	$(3,586)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	1,899	1,860
Stock-based compensation expense	1,737	1,559
Non-cash interest expense	733	402
Write-off of currency translation account of foreign subsidiary	801	-
Deferred tax assets, net	-	807
Other	1	9
Changes in operating assets and liabilities:
Accounts receivable	1,059	3,471
Inventories	(2,519)	848
Prepaid expenses and other assets	1,498	(492)
Accounts payable	(2,022)	(3,929)
Accrued liabilities	1,020	(453)
Deferred revenue	(284)	310
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,499	806

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(682)	(884)
Collections on note receivable	431	348
NET CASH USED IN INVESTING ACTIVITIES	(251)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of bank line of credit	(4,013)	1,398
Proceeds from bank term loan	3,000	-
Repayment of subordinated notes payable	(5,000)	-
Payment of debt issue costs	(65)	-
Taxes paid related to net share settlement of vested equity awards	(1,032)	(403)
Proceeds from exercise of stock options	14	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,096)	995

Net change in cash and cash equivalents	152	1,265
Cash and cash equivalents at beginning of period	4,241	2,986
Cash and cash equivalents at end of period	$4,393	$4,251

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2011 fell on February 26, 2011. The actual interim periods ended on November 26, 2011 and November 27, 2010. In the accompanying unaudited consolidated financial statements, the 2011 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 28, 2011.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2011 and its results of operations for the three and nine months ended November 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company defers the recognition of revenues for products sold with accompanying data communication services because the services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs. The deferred product revenue and deferred product cost amounts are recognized on a straight-line basis over the minimum contractual service period of one year. Revenues from renewals of data communication services after the initial one year term are recognized as the services are provided. When customers prepay data communication service renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

	November 30,	February 28,
	2011	2011
Raw materials	$9,803	$8,663
Work in process	260	85
Finished goods	2,346	1,142
	$12,409	$9,890

NOTE 3 - INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		November 30, 2011			February 28, 2011

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Developed/core technology	5-7 years	$2,853	$2,009	$844	$3,101	$1,783	$1,318
Dataradio tradename	7 years	2,130	228	1,902	2,130	-	2,130
Customer lists	5-7 years	1,268	1,000	268	1,339	831	508
Covenants not to compete	4-5 years	115	107	8	138	106	32
Patents	4-5 years	40	21	19	39	15	24
		$6,406	$3,365	$3,041	$6,747	$2,735	$4,012

     The Dataradio tradename, which was originally classified as an indefinite-lived asset at the time of its acquisition in 2006, was recently determined to have a finite useful life as a result of management’s decision to phase out the use of this tradename in the future. Effective at the beginning of fiscal 2012, the Company commenced the amortization of this asset over a period of seven years.

     All intangible asset amortization expense was attributable to the Wireless DataCom segment. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2012 (remainder)	$305
2013	1,060
2014	464
2015	305
2016	304
Thereafter	603
$3,041

NOTE 4 - FINANCING ARRANGEMENTS

     On August 15, 2011, the Company and Square 1 Bank entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended, the "Amended Loan Agreement"), which provides for borrowings of up to $12 million. Effective with the Fourth Amendment, the facility is now comprised of a $3 million term loan facility, which was fully funded on the date of the Fourth Amendment, and a revolver of up to $12 million. The maturity date of the Amended Loan Agreement is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. The term loan principal is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the Amended Loan Agreement bear interest at Square 1 Bank's prime rate plus 1.0% per annum. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $60,000 to Square 1 Bank in connection with the Fourth Amendment.

     At November 30, 2011, the Company had outstanding borrowings under the revolver of $3,476,000, and the amount available to borrow at that date amounted to $5,524,000. At November 30, 2011, the effective interest rate on the revolver and bank term loan was 4.25%. At February 28, 2011, the effective interest rate on the revolver was 6.0%.

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

     Long-term debt is comprised of the following (in thousands):

	November 30,	February 28,
	2011	2011
Bank term loan	$3,000	$-
Subordinated promissory notes	-	5,000
Less unamortized discount on subordinated notes	-	(540)
	3,000	4,460
Less portion due within one year	(800)	-
Long-term debt	$2,200	$4,460

     On December 22, 2009 and January 15, 2010, the Company raised an aggregate amount of $5,000,000 from the issuance of subordinated promissory notes (the "Subordinated Notes") that bore interest at 12% per annum and had a maturity date of December 22, 2012. On August 15, 2011, in conjunction with entering into the Fourth Amendment with Square 1 Bank, the Company paid in full the $5,000,000 outstanding principal balance of the Subordinated Notes plus accrued interest of approximately $76,000. The 500,000 common stock purchase warrants that were issued to the subordinated note holders at the time the notes were issued have an expiration date of December 22, 2012, and are exercisable at $4.02 per share.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2011	2011
Deferred rent	$270	$4
Deferred revenue	641	550
	$911	$554

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

     At November 30, 2011, the Company had a net deferred income tax asset balance of $11.8 million, comprised of a gross deferred tax asset of $52.0 million and a valuation allowance of $40.2 million. The current portion of the net deferred tax assets is $2.1 million and the noncurrent portion is $9.7 million.

     No income tax provision, other than minimum state and federal income taxes, was recorded during the three- and nine-month periods ended November 30, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income. No tax benefit was recorded during the three and nine-month periods ended November 30, 2010, when the Company had a pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Basic weighted average number of common
shares outstanding	27,869	27,321	27,583	27,133
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	931	-	862	-
Diluted weighted average number of common
shares outstanding	28,800	27,321	28,445	27,133

     Shares underlying stock options and warrants amounting to 1,737,000 at November 30, 2011 were excluded from the calculations of diluted earnings per share for the three and nine months then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

     Shares underlying stock awards and warrants amounting to 5,043,000 at November 30, 2010 were excluded from the computation of diluted earnings per share because the Company reported a net loss during the three- and nine-month periods then ended and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the total of net income (loss) and all non-owner changes in equity. The following table details the components of comprehensive income (loss) for the three and nine months ended November 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Net income (loss)	$1,700	$(179)	$3,576	$(3,586)
Reclassification adjustment for write-off
of currency translation account
of foreign subsidiary	-	-	801	-
Comprehensive income (loss)	$1,700	$(179)	$4,377	$(3,586)

     During the second quarter of fiscal 2012, the Company wrote off $801,000 of cumulative foreign currency translation losses related to its French subsidiary as a result of the decision to shut down this subsidiary.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Cost of revenues	$30	$40	$70	$113
Research and development	107	93	283	246
Selling	55	55	148	155
General and administrative	446	367	1,236	1,045
	$638	$555	$1,737	$1,559

     Changes in the Company's outstanding stock options during the nine months ended November 30, 2011 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Option Price
Outstanding at February 28, 2011	2,108	$4.87
Granted	164	3.42
Exercised	(8)	1.68
Forfeited or expired	(92)	4.98
Outstanding at November 30, 2011	2,172	$4.77
Exercisable at November 30, 2011	1,586	$5.63

     Changes in the Company's unvested restricted stock shares and restricted stock units (“RSUs”) during the nine months ended November 30, 2011 were as follows (shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares and	Date Fair
	RSUs	Value
Outstanding at February 28, 2011	2,045	$2.16
Granted	757	3.58
Vested	(817)	2.21
Forfeited	(56)	1.93
Outstanding at November 30, 2011	1,929	$2.71

     During the nine months ended November 30, 2011, the Company retained 279,000 of the 817,000 vested restricted stock shares and RSUs to cover the minimum statutory required amount of employee withholding taxes.

     As of November 30, 2011, the total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs amounted to $5.0 million. This cost is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.8 years.

NOTE 9 - CONCENTRATION OF RISK

     Because some of the markets that the Company sells into are dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 21% and 28% of consolidated revenues for the quarters ended November 30, 2011 and 2010, respectively, and accounted for 27% and 35% of consolidated revenues for the respective nine-month periods then ended. In addition, this customer accounted for 17% and 28% of consolidated net accounts receivable at November 30, 2011 and February 28, 2011, respectively. One other customer accounted for 18% of consolidated net accounts receivable at November 30, 2011.

     Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. One supplier, which functions as an independent foreign procurement agent, accounted for approximately 50% of the Company's total inventory purchases in the nine months ended November 30, 2011 and 2010. At November 30, 2011, this supplier accounted for 50% of the Company's total accounts payable balance.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years. In adjusting the warranty reserve the Company also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the nine months ended November 30, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2011	2010
Balance at beginning of period	$700	$1,231
Charged to costs and expenses	664	650
Deductions	(356)	(1,060)
Balance at end of period	$1,008	$821

     The accrued warranty cost liability is included in Other Current Liabilities in the consolidated balance sheets at November 30, 2011 and February 28, 2011.

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2011	2010
Interest expense paid	$696	$665
Income taxes paid (refunds received)	$(80)	$(806)

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three and nine months ended November 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended November 30, 2011				Three Months Ended November 30, 2010
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$25,905	$6,847		$32,752	$21,180	$8,373		$29,553
Gross profit	$9,503	$666		$10,169	$7,508	$191		$7,699
Gross margin	36.7%	9.7%		31.0%	35.4%	2.3%		26.1%
Operating income (loss)	$2,999	$(156)	$(943)	$1,900	$1,700	$(821)	$(742)	$137

	Nine Months Ended November 30, 2011				Nine Months Ended November 30, 2010
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$73,465	$27,642		$101,107	$55,073	$30,316		$85,389
Gross profit	$29,487	$1,939		$31,426	$19,061	$2,129		$21,190
Gross margin	40.1%	7.0%		31.1%	34.6%	7.0%		24.8%
Operating income (loss)	$9,528	$(891)	$(2,898)	$5,739	$1,564	$(1,388)	$(2,678)	$(2,502)

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $234,000 and $181,000 in the three-month periods ended November 30, 2011 and 2010, respectively, and $663,000 and $511,000, respectively, in the nine-month periods then ended.

     Effective with the fiscal 2012 first quarter, certain general and administrative expenses that were previously treated as non-allocated corporate expenses were allocated to the operating segments. In the above segment information table, the operating income (loss) amounts for the three- and nine-month periods ended November 30, 2010 have been reclassified to conform with the fiscal 2012 presentation. These changes had no effect on consolidated general and administrative expenses.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Satellite

     The Company's DBS reception products are primarily sold to EchoStar Corporation, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

	REVENUE BY SEGMENT
	Three Months Ended November 30,				Nine Months Ended November 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$25,905	79.1%	21,180	71.7%	$73,465	72.7%	$55,073	64.5%
Satellite	6,847	20.9%	8,373	28.3%	27,642	27.3%	30,316	35.5%
Total	$32,752	100.0%	$29,553	100.0%	$101,107	100.0%	$85,389	100.0%

	GROSS PROFIT BY SEGMENT
	Three Months Ended November 30,				Nine Months Ended November 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$9,503	93.5%	$7,508	97.5%	$29,487	93.8%	$19,061	90.0%
Satellite	666	6.5%	191	2.5%	1,939	6.2%	2,129	10.0%
Total	$10,169	100.0%	$7,699	100.0%	$31,426	100.0%	$21,190	100.0%

	OPERATING INCOME (LOSS) BY SEGMENT
	Three Months Ended November 30,				Nine Months Ended November 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$2,999	9.2%	$1,700	5.8%	$9,528	9.4%	$1,564	1.8%
Satellite	(156)	(0.5%)	(821)	(2.8%)	(891)	(0.9%)	(1,388)	(1.6%)
Corporate expenses	(943)	(2.9%)	(742)	(2.5%)	(2,898)	(2.9%)	(2,678)	(3.1%)
Total	$1,900	5.8%	$137	0.5%	$5,739	5.7%	$(2,502)	(2.9%)

     Revenue

     Wireless DataCom revenue increased by $4.7 million, or 22%, to $25.9 million in the third quarter of fiscal 2012 compared to the fiscal 2011 third quarter. For the nine months ended November 30, 2011, Wireless DataCom revenue increased by $18.4 million, or 33%, to $73.5 million compared to the same period of the prior year. The MRM business contributed significantly to the increased revenue through the addition of new customers, growth in orders from existing customers, and revenue of $3.0 million from the sale of patents in the second quarter of fiscal 2012. The remaining Wireless DataCom revenue increase was attributable to higher sales of the Wireless Networks business, with significant contribution from a Positive Train Control project for which the Company started delivering initial pre-production radios in the fiscal 2012 third quarter.

     Satellite revenue decreased by $1.5 million, or 18%, to $6.9 million in the three months ended November 30, 2011 from $8.4 million for the same period in the previous fiscal year. For the nine months ended November 30, 2011, Satellite revenue decreased by $2.7 million, or 9%, to $27.6 million from $30.3 million for the same period of the prior year. The year-over-year revenue decreases were due to changes in product mix and product transitions. The Company began shipping a new home video and data networking product to its key satellite customer in the fourth quarter of fiscal 2012, and expects meaningful revenue contributions from this product beginning in this fourth quarter and extending into the next fiscal year.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $2.0 million to $9.5 million in the fiscal 2012 third quarter compared to $7.5 million in the third quarter of last year, and gross margin improved to 36.7% in the third quarter of fiscal 2012 from 35.4% in the third quarter of fiscal 2011. These increases were due primarily to higher revenue.

     Wireless DataCom gross profit increased 55% to $29.5 million in the nine months ended November 30, 2011 compared to $19.1 million for the same period of the prior year, and gross margin increased to 40% in the nine months ended November 30, 2011 from 35% for the same period of the prior year. These increases were due primarily to higher revenue and the $3.0 million sale of patents in the fiscal 2012 second quarter for which there was no corresponding cost of sales.

     Satellite gross profit increased by $475,000 to $666,000 in the fiscal 2012 third quarter compared to the third quarter of last year. Satellite's gross margin increased to 9.7% in the fiscal 2012 third quarter from 2.3% in the third quarter of last year as a result of the Company’s recent transition to a variable cost operating model in which substantially all of the satellite products are manufactured by off-shore subcontractors.

     The Satellite segment had gross profit of $1.9 million for the nine months ended November 30, 2011, compared with gross profit of $2.1 million for the same period last year, with gross margin of 7% for both periods.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense decreased by $111,000 to $2,622,000 in the third quarter of fiscal 2012 from $2,733,000 in the third quarter of last year due primarily to personnel reductions in the Satellite business during the fiscal 2012 first quarter. For the nine-month year-to-date periods, R&D expenses increased by $130,000 from $8,275,000 last year to $8,405,000 due to severance costs arising from personnel reductions in the Satellite business ($116k) and higher 401K plan employer contribution ($84k), partially offset by lower payroll expense as a result of the aforementioned positions eliminated in the first quarter.

     Consolidated selling expenses increased by $158,000 to $2,731,000 in the third quarter of this year from $2,573,000 last year. For the nine-month year-to-date periods, selling expenses increased by $305,000 from $7,870,000 last year to $8,175,000 this year. These year-over-year increases are due primarily to higher payroll expense as a result of additional sales personnel.

     Consolidated general and administrative expenses ("G&A") increased by $625,000 to $2,606,000 in the third quarter of this year compared to the prior year due to higher legal and payroll expenses. Legal expense was higher by approximately $250,000 in the latest quarter compared to the fiscal 2011 third quarter because last year’s legal expense was reduced by $230,000 due to an indemnification settlement entered into with another company involving defense costs. For the nine-month periods, consolidated G&A increased by $1,445,000 to $8,135,000 for fiscal 2012 from $6,690,000 last year due to higher legal and payroll expenses. Higher legal expense in the latest nine-month period is due to the prior year defense cost recovery discussed above plus legal expense incurred in the second quarter of this year in connection with the shut-down of the Company’s French subsidiary. Higher year-over-year G&A payroll expense is primarily due to incentive expenses recorded in the current year as a result of the Company’s improving profitability and hiring additional personnel.

     Amortization of intangibles increased from $275,000 in the third quarter of last year to $310,000 in the third quarter of this year. For the nine-month periods, amortization of intangibles increased to $972,000 this year from $857,000 last year. The increase is attributable to the amortization of the Dataradio tradename asset over a period of seven years commencing in the first quarter of fiscal 2012. Previously this tradename asset was classified as indefinite-lived asset and accordingly it was not being amortized prior to fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense decreased $144,000 from the third quarter of last year to the third quarter of this year due primarily from lower interest expense as a result of the amendment to the bank loan agreement in August 2011 and the concurrent payoff of the Company’s 12% Subordinated Notes.

     Non-operating expense increased from $1,084,000 in the nine months ended November 30, 2010 to $2,120,000 in the nine months ended November 30, 2011. This increase was primarily due to $801,000 cumulative foreign currency translation account losses related to the Company’s investment in its French subsidiary that were written off in the second quarter of fiscal 2012, as a result of the decision to shut down this subsidiary.

     Income Tax Provision

     No income tax provision, other than minimum state and federal income taxes, was recorded during the three- and nine-month periods ended November 30, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income. No tax benefit was recorded during the three and nine-month periods ended November 30, 2010, when the Company had a pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,393,000 at November 30, 2011, and the revolving line of credit with Square 1 Bank. During the nine months ended November 30, 2011, cash and cash equivalents increased by $152,000. During this period, cash was provided by operations in the amount of $7,499,000, proceeds from the bank term loan of $3,000,000 and collections on a note receivable of $431,000, partially offset by repayment of subordinated notes payable of $5,000,000, net repayments on the bank working capital line of credit of $4,013,000, capital expenditures of $682,000 and payment of employee withholding taxes on the net share settlement of vested equity awards of $1,032,000.

     On August 15, 2011, the Company and Square 1 Bank entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended, the "Loan Agreement"), which provides for borrowings of up to $12 million. Effective with the Fourth Amendment, the facility is now comprised of a $3 million term loan facility, which was fully funded on the date of the Fourth Amendment, and a revolver of up to $12 million. The maturity date of the Amended Loan Agreement is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. The term loan principal is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the Loan Agreement bear interest at Square 1 Bank's prime rate plus 1.0% per annum. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $60,000 to Square 1 Bank in connection with the Fourth Amendment.

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

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views at the time they were made with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, market growth, competitive pressures and pricing declines in the Company's Satellite and Wireless markets, supplier constraints, manufacturing yields, the length and extent of the global economic downturn that has and may continue to adversely affect the Company's business, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2011 as filed with the Securities and Exchange Commission on April 28, 2011. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations that give rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets at November 30, 2011. A foreign currency loss of $103,000 and a foreign currency gain of $37,000 were included in the consolidated statements of operations for the three months ended November 30, 2011 and 2010, respectively. Foreign currency losses of $116,000 and $4,000 were included in the consolidated statements of operations for the nine months ended November 30, 2011 and 2010, respectively. In addition, during the second quarter of fiscal 2012, the Company wrote off $801,000 of cumulative foreign currency translation losses related to its French subsidiary as a result of the decision to shut down this subsidiary.

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

ITEM 1A. RISK FACTORS

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2011, for a discussion of factors that could materially affect the Company's business, financial condition or future results. Additional risks not currently known or not currently believed to be material to CalAmp may also harm the Company’s business.

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

December 22, 2011	/s/ Richard Vitelle
Date	Richard Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)