Form 10-K
period 2012-02-28
CalAmp Corp.
filed 2012-04-26
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2012

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 27, 2011 was approximately $79,039,000. As of April 6, 2012, there were 28,704,918 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

THE COMPANY

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data, voice and video for critical networked communications and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite ("DBS") market.

WIRELESS DATACOM

     The Wireless DataCom segment provides wireless technology, products and services for industrial Machine-to-Machine (M2M) and Mobile Resource Management (MRM) market segments for a wide range of applications including:

  Optimizing and automating electricity distribution and ancillary utility functions;

  Facilitating communication and coordination among emergency first-responders;

  Increasing productivity and optimizing activities of mobile workforces;

  Improving management control over valuable remote and mobile assets; and

  Enabling emerging applications in a wirelessly connected world.

     CalAmp has expertise in designing and providing solutions involving various combinations of private and public (cellular infrastructure) networks, narrowband and broadband frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company's Wireless DataCom segment is comprised of a Wireless Networks business and an MRM business, as described further below.

Wireless Networks

     CalAmp's Wireless Networks business provides products, systems and services to industrial, utility, energy and transportation enterprises and state and local governmental entities for deployment where the ability to communicate with mobile personnel or to command and control remote assets is crucial. The Company's wireless technology solutions also play a strategic role in support of North American Homeland Security initiatives and global electrical grid modernization.

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

Mobile Resource Management (MRM)

     CalAmp's MRM business addresses the need for location awareness and control of assets on the move. MRM wireless solutions typically include Global Positioning System ("GPS") location, cellular data modems and programmable events-based notification firmware as key components, allowing customers to know where and how their assets are performing, no matter where those mobile assets are located. Commercial organizations, vehicle finance providers, city and county governments, and a wide range of other enterprises rely on CalAmp products and systems to optimize delivery of services and protect valuable assets. Applications include fleet management, asset tracking, student and school bus tracking and route optimization, stolen vehicle recovery, remote asset security, remote vehicle start, and machine-to-machine communications. In addition to functioning as an OEM supplier of location and communications hardware for MRM applications, CalAmp is a total solutions provider of turn-key systems incorporating location and communications hardware, cellular airtime and Web-based remote asset management tools and interfaces.

SATELLITE

     The Satellite segment develops, manufactures and sells DBS outdoor customer premise equipment and whole home video networking devices for digital and high definition satellite TV reception. CalAmp's satellite products are sold primarily to EchoStar, an affiliate of Dish Network, one of the two DBS system operators in the U.S., for incorporation into complete subscription satellite television systems.

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

     For the past several years, the Company has outsourced printed circuit board assembly to contract manufacturers in the Pacific Rim. Historically, the Company has performed final assembly and final test of its satellite products and some Wireless DataCom products at its principal facility in Oxnard, California. However, during fiscal 2012, the Company transitioned its principal satellite products to full turn-key production by off-shore contractors.

     A substantial portion of the Company's products, components, and subassemblies are procured from foreign suppliers and contract manufacturers located primarily in Hong Kong and mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of, or any political instability in, these countries, could cause disruption of the Company's supply chain or otherwise disrupt the Company's operations, which could adversely impact the Company's business.

ISO 9001 INTERNATIONAL CERTIFICATION

     The Company became registered to ISO 9001:1994 in 1995. The Company upgraded its registration to ISO 9001:2000 in 2003 and upgraded once again to ISO 9001:2008, in 2010. ISO 9001:2008 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. The Company believes that ISO certification is important to its business because most of the Company's key customers expect their suppliers to have and maintain ISO certification. Registration assessments are performed by Underwriters Laboratories Inc. ("UL") according to the ISO 9001:2008 International Standard. The Company continually performs internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, with the next assessment scheduled for July 2012. The Company has maintained its ISO certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next Recertification Assessment is scheduled for July 2013.

RESEARCH AND DEVELOPMENT

     Each of the markets in which the Company competes is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, the Company has focused its research and development resources primarily on wireless communication systems for utilities, public safety and industrial monitoring and controls for mobile and fixed location IP data communication applications, cellular tracking products and services for MRM applications and satellite DBS products. The Company has developed key technology platforms that can be leveraged across many of its businesses and applications. These include communications technology platforms based on proprietary licensed narrowband UHF and VHF frequency radios and modems, standards-based unlicensed broadband wireless IP router/radio modems, and cellular network based tracking units. In addition, development resources have been allocated to broadening existing product lines, reducing product costs and improving performance through product redesign efforts.

     Research and development expenses in fiscal years 2012, 2011 and 2010 were $11,328,000, $11,125,000, and $10,943,000, respectively. During this three-year period, the Company's research and development expenses have ranged between 8% and 10% of annual consolidated revenues.

SALES AND MARKETING

     The Company's revenues are derived mainly from customers in the United States, which represented 89%, 91%, and 93% of consolidated revenues in fiscal 2012, 2011 and 2010, respectively.

     The Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels with employees distributed across the U.S. The Wireless DataCom segment’s sales and marketing activities are supported internationally with sales personnel in Canada, Israel and the United Kingdom.

     The Satellite segment sells its products primarily to Echostar, an affiliate of Dish Network, one of the two DBS system operators in the U.S., for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located at the Company's corporate headquarters in Oxnard, California.

     Customers that accounted for 10% or more of consolidated annual sales in any one of the last three years are as follows:

		Year Ended February 28,
Customer	Segment	2012	2011	2010
EchoStar	Satellite	28.3%	31.0%	48.6%

     EchoStar, an affiliate of Dish Network, serves the North American DBS market. The Company believes that the loss of Echostar as a customer could have a material adverse effect on the Company’s financial position and results of operations.

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

Wireless DataCom

     The Company believes that the principal competitors for its wireless products include Motorola Solutions, GE-MDS, Freewave, Sierra Wireless, GenX, Spireon, Novatel Wireless-Enfora and Xirgo.

Satellite

     The Company believes that the principal competitors for its DBS products include Sharp, Wistron NeWeb Corporation, Microelectronics Technology, Pro Brand and Global Invacom. Because the Company is typically not the sole source supplier of its satellite products, it is exposed to ongoing price and margin pressures in this business.

BACKLOG

     The Company's products are sold to customers that generally do not enter into long-term purchase agreements, and as a result the Company's backlog at any given date is not generally significant in relation to its annual sales. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, the Company's backlog at any point in time may not be indicative of sales for any future period.

INTELLECTUAL PROPERTY

     At February 28, 2012, the Company had 17 U.S. patents and 11 foreign patents in its Wireless DataCom business. In addition to its awarded patents, the Company has 6 patent applications in process.

Trademarks

     CalAmp and Dataradio are federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2012, the Company had approximately 350 employees and approximately 20 contracted production workers. None of the Company's employees are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME	AGE	POSITION
Michael Burdiek	52	President and Chief Executive Officer
Garo Sarkissian	45	Vice President, Corporate Development
Richard Vitelle	58	Vice President, Finance, Chief Financial Officer and Corporate Secretary

     MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company's Wireless DataCom segment in March 2007. Mr. Burdiek was appointed Chief Operating Officer in June 2008 and was promoted to President and COO in April 2010. In June 2011, he was promoted to CEO and was appointed to the Company’s Board of Directors. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor in the private equity sector. From 1987 to 2003, Mr. Burdiek held a variety of technical and general management positions with Comarco, Inc., a publicly held company, most recently as Senior Vice President and General Manager of Comarco's Wireless Test Systems unit. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

     GARO SARKISSIAN joined the Company as Vice President, Corporate Development in October 2005 and was appointed an executive officer in July 2006. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments (GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer in 1988 and developed state-of-the-art RF power products over a span of 10 years for M/A Com and NEC.

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

ITEM 1A. RISK FACTORS

     The following list describes several risk factors which are applicable to our Company:

The Company is dependent on a significant customer, the loss of which could have a material adverse effect on the Company’s future sales and its ability to grow.

     EchoStar accounted for 28% of the Company’s consolidated revenues for fiscal 2012. The loss of EchoStar as a customer, a deterioration in its overall business, or a decrease in its volume of sales, could result in decreased sales for us and could have a material adverse impact on our ability to grow our business. A substantial decrease or interruption in business from this key customer could result in write-offs or in the loss of future business and could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     Some of our key components are complex to manufacture and have long lead times. Also, our DBS products are manufactured by a single subcontractor, and an alternative supply source may not be readily available. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and results of operations could suffer. Furthermore, if we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share. Any of these events could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     Sales to customers outside the U.S. accounted for 11%, 9% and 7% of CalAmp’s total sales for the fiscal years ended February 28, 2012, 2011 and 2010, respectively. Assuming that we continue to sell our products to foreign customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

     Additionally, a substantial portion of our products, components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations, which could adversely affect our business. In addition, if the Chinese government allows the value of its currency to rise vis-à-vis the U.S. dollar, our product housings and subassemblies that are sourced in China could become more expensive, putting pressure on our profit margins.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

     There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations, including as a result of the Eurozone concerns, could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we generate more than 10% of our revenues outside the United States, fluctuations in foreign currencies can have an impact on our results of operations which are expressed in U.S. dollars. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

     Other than in our Satellite products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 28 patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on access to third-party patents and intellectual property, and our future results could be materially adversely affected if we are unable to secure such access in the future.

     Many of our hardware solutions and services are designed to include third-party intellectual property, and in the future we may need to seek or renew licenses relating to such intellectual property. Although we believe that, based on past experience and industry practice, such licenses generally can be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent where we do not hold a license, we may be unable to sell some of our hardware solutions and services, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

Our competitors have or may obtain patents that could restrict our ability to offer our hardware solutions and services, or subject us to additional costs, which could impede our ability to offer our hardware solutions and services and otherwise adversely affect us. We may, from time to time, also be subject to litigation over intellectual property rights or other commercial issues.

     Several of our competitors have obtained and can be expected to obtain patents that cover hardware solutions and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all existing patents held by our competitors or other third parties containing claims that may pose a risk of our infringement on such claims by our hardware solutions and services. In addition, patent applications in the United States may be confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our hardware solutions and services may infringe on future patent rights held by others.

     Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may initiate litigation to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our hardware solutions and services. Furthermore, because of technological changes in the machine-to-machine (M2M) industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our hardware solutions, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

     In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is a significant business risk, and some third parties are pursuing a litigation strategy the goal of which is to monetize otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing any intellectual property rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain hardware solutions and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on our financial condition and operating results, the results of such potential claims cannot be predicted with certainty. In any potential matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

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

     If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one to three-year terms. Some of these wireless carriers are, or could become, our competitors, and if they compete with us, they may refuse to provide us with airtime on their networks.

Our business could be adversely impacted by the interruption, failure or corruption of our proprietary Internet-based systems that are used to configure and communicate with the wireless tracking and monitoring devices that we sell.

     Our MRM business depends upon several Internet-based systems that are proprietary to our Company. These applications, which are hosted by an independent Data Center and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions, and to deliver configuration code or executable commands to the devices. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages being incurred by us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices.

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

     Our business requires it to use and store personally identifiable information of our employees and customers. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data.

     These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our data or accounts. If a computer security breach affects our systems, it could damage our reputation and also expose us to litigation and possible liability, which could have a material adverse effect on our business, results of operations and financial condition.

CalAmp’s products are subject to mandatory regulatory approvals in the United States and other countries that are subject to change, which could make compliance costly and unpredictable.

     CalAmp’s products are subject to certain mandatory regulatory approvals in the United States, Canada and other countries in which it operates. In the United States, the Federal Communications Commission (“FCC”) regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone network. In Canada, similar regulations are administered by Industry Canada. Although CalAmp has obtained necessary FCC and Industry Canada approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than Canada or the United States in which it currently sells its products or in which it may sell its products in the future.

We may be subject to product liability, warranty and recall claims, which may increase the costs of doing business and adversely affect our business, financial condition and results of operations.

     We are subject to a risk of product liability or warranty claims if our products or services actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain what we believe to be reasonable limits of insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our warranty expense has fluctuated between approximately 0.3% and 9.5% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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

     An increase in prevailing interest rates could have an immediate effect on the interest rates charged on our variable rate bank debt with Square 1 Bank, which rise and fall upon changes in interest rates on a periodic basis. Any increased interest expense associated with increases in interest rates affects our cash flow and could affect our ability to service our debt.

Risks Relating to Our Common Stock and the Securities Market

Anti-takeover defenses in our charter and under Delaware law could prevent us from being acquired or limit the price that investors might be willing to pay for our common stock in an acquisition.

     Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the time the person became an interested stockholder, unless specific conditions are met. In addition, we have in place various protections which would make it difficult for a company or investor to buy the Company without the approval of our Board of Directors, including authorized but undesignated preferred stock and provisions requiring advance notice of board nominations and other actions to be taken at stockholder meetings. All of the foregoing could hinder, delay or prevent a change in control and could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

     Over the two-year period ended February 28, 2012, the price of CalAmp common stock as reported on The Nasdaq Stock Market ranged from a high of $5.14 to a low of $1.96. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Company's principal facilities, all leased, are as follows:

	Square
Location	Footage	Use
Oxnard, California	98,000	Corporate office and principal manufacturing plant

Carlsbad, California	11,000	Wireless DataCom offices

Irvine, California	7,000	Wireless DataCom offices

Atlanta, Georgia	6,000	Wireless DataCom offices

Chaska, Minnesota	4,000	Product design facility

Waseca, Minnesota	34,000	Wireless DataCom offices and manufacturing plant

Montreal, Quebec, Canada	8,000	Wireless DataCom offices

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2012
1st Quarter	$2.90	$3.38
2nd Quarter	2.70	3.98
3rd Quarter	2.60	4.49
4th Quarter	4.00	5.14

Fiscal Year Ended February 28, 2011
1st Quarter	$1.96	$3.60
2nd Quarter	2.00	2.68
3rd Quarter	2.34	3.00
4th Quarter	2.46	3.39

     At March 31, 2012 the Company had approximately 1,700 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 5,500. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2012	2011	2010	2009	2008
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$138,728	$114,333	$112,113	$98,370	$140,907
Cost of revenues	96,709	84,775	89,723	60,244	122,412
Gross profit	42,019	29,558	22,390	38,126	18,495
Operating expenses:
Research and development	11,328	11,125	10,943	12,899	15,710
Selling	11,060	10,503	9,542	8,959	10,633
General and administrative	10,984	8,858	10,523	12,087	14,966
Intangible asset amortization	1,277	1,132	1,367	4,429	6,418
Write-off of acquired in-process
research and development	-	-	-	-	310
Impairment loss	-	-	-	44,736	71,276
Total operating expenses	34,649	31,618	32,375	83,110	119,313
Operating income (loss)	7,370	(2,060)	(9,985)	(44,984)	(100,818)
Non-operating expense, net	(2,091)	(1,395)	(2,240)	(911)	(2,472)
Income (loss) from continuing operations
before income taxes	5,279	(3,455)	(12,225)	(45,895)	(103,290)
Income tax benefit (provision)	(61)	172	1,374	(3,770)	20,940
Income (loss) from continuing operations	5,218	(3,283)	(10,851)	(49,665)	(82,350)
Loss from discontinued operations,
net of tax	-	-	-	-	(597)
Loss on sale of discontinued operations,
net of tax	-	-	-	-	(1,202)
Net income (loss)	$5,218	$(3,283)	$(10,851)	$(49,665)	$(84,149)

Basic earnings (loss) per share from:
Continuing operations	$0.19	$(0.12)	$(0.43)	$(2.01)	$(3.45)
Discontinued operations	-	-	-	-	(0.08)
Total basic earnings (loss) per share	$0.19	$(0.12)	$(0.43)	$(2.01)	$(3.53)

Diluted earnings (loss) per share from:
Continuing operations	$0.18	$(0.12)	$(0.43)	$(2.01)	$(3.45)
Discontinued operations	-	-	-	-	(0.08)
Total diluted earnings (loss) per share	$0.18	$(0.12)	$(0.43)	$(2.01)	$(3.53)

	February 28,
	2012	2011	2010	2009	2008
	(In thousands)
BALANCE SHEET DATA
Current assets	$39,789	$38,103	$37,490	$44,175	$66,767
Current liabilities	$23,601	$32,869	$33,095	$45,458	$40,059
Working capital (deficit)	$16,188	$5,234	$4,395	$(1,283)	$26,708
Current ratio	1.7	1.2	1.1	1.0	1.7
Total assets	$51,481	$55,485	$56,953	$69,647	$143,041
Long-term debt	$1,900	$4,460	$4,170	$-	$27,187
Stockholders' equity	$24,977	$17,602	$19,199	$23,199	$73,420

     Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, asset impairment charges and other significant operating charges, as follows:

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

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2012, 2011 and 2010 fell on February 25, 2012, February 26, 2011, and February 27, 2010, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks.

Overview

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data, voice and video for critical networked communications and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

WIRELESS DATACOM

     The Wireless DataCom segment provides wireless communications technology, products and services for industrial Machine-to-Machine (M2M) and Mobile Resource Management (MRM) market segments for a wide range of applications. CalAmp has expertise in designing and providing applications involving various combinations of private and public (cellular infrastructure) networks, narrow-band and broad-band frequencies, licensed and unlicensed radio spectrum, and mobile and fixed-remote communications. The Company's Wireless DataCom segment is comprised of a Wireless Networks business and an MRM business.

SATELLITE

     The Company's satellite products are sold primarily to Echostar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. Revenue of the Company’s Satellite segment amounted to $39.6 million, $35.9 million and $54.7 million in fiscal years 2012, 2011 and 2010, respectively

Critical Accounting Policies

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

Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with one customer accounting for approximately 28% of the Company's fiscal 2012 consolidated revenues. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

Warranty

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

     In 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2012, the Company had unrecognized tax benefits for uncertain tax positions of $1,091,000.

Impairment Assessments of Purchased Intangible Assets and Other Long-Lived Assets

     At February 28, 2012, the Company had $2.7 million in net intangible assets and $1.8 million in net property and equipment and improvements on its consolidated balance sheet. The Company believes the valuation of its long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation of such assets, it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist.

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

     The Company defers revenues from products that are sold with data communication services because the services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs. These deferred amounts are recognized over the minimum contractual term of one year on a straight-line basis. Revenues from renewals of the services after the initial one year term are recognized when services are performed. In certain instances where customers prepay the renewals, such amounts are recorded as deferred revenues and are recognized over future periods in accordance with the renewal term.

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

Results of Operations, Fiscal Years 2010 Through 2012

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of operations:

	Year Ended February 28,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	69.7	74.1	80.0
Gross profit	30.3	25.9	20.0

Operating expenses:
Research and development	8.2	9.7	9.8
Selling	8.0	9.2	8.5
General and administrative	7.9	7.7	9.4
Intangible asset amortization	0.9	1.0	1.2
Operating income (loss)	5.3	(1.7)	(8.9)
Other expense, net	(1.5)	(1.3)	(2.0)
Income (loss) before income taxes	3.8	(3.0)	(10.9)
Income tax benefit	-	0.2	1.2
Net income (loss)	3.8%	(2.8%)	(9.7%)

     The Company's revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:

REVENUE BY SEGMENT

	Year ended February 28,
	2012		2011		2010
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$99,121	71.4%	$78,434	68.6%	$57,398	51.2%
Satellite	39,607	28.6%	35,899	31.4%	54,715	48.8%
Total	$138,728	100.0%	$114,333	100.0%	$112,113	100.0%

GROSS PROFIT BY SEGMENT

	Year ended February 28,
	2012		2011		2010
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$38,632	91.9%	$27,922	94.5%	$18,132	81.0%
Satellite	3,387	8.1%	1,636	5.5%	4,258	19.0%
Total	$42,019	100.0%	$29,558	100.0%	$22,390	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Year ended February 28,
	2012		2011		2010
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$11,564	8.3%	$4,218	3.7%	$(6,007)	(5.4%)
Satellite	(292)	(0.2%)	(2,903)	(2.5%)	(371)	(0.3%)
Corporate expenses	(3,902)	(2.8%)	(3,375)	(3.0%)	(3,607)	(3.2%)
Total	$7,370	5.3%	$(2,060)	(1.8%)	$(9,985)	(8.9%)

Fiscal Year 2012 compared to Fiscal Year 2011

     Revenue

     Wireless DataCom revenue increased by $20.7 million, or 26%, to $99.1 million in fiscal 2012 compared to fiscal 2011. The MRM business contributed significantly to the increased revenue through the addition of new customers and growth in orders from existing customers. The remaining Wireless DataCom revenue increase was attributable to higher sales of the Wireless Networks business with significant contribution from a Positive Train Control project, which accounted for $3.3 million of the year-over year revenue increase, and revenue of $3.0 million from the sale of patents in the second quarter of fiscal 2012.

     Satellite revenue increased by $3.7 million, or 10%, to $39.6 million in fiscal 2012 compared to fiscal 2011. This increase was attributable in part to the launch of a new home video and data networking product that the Company began shipping to its key satellite customer in the fourth quarter of fiscal 2012. The Company expects meaningful revenue contributions from this new product in fiscal 2013.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $10.7 million to $38.6 million in fiscal 2012 compared to $27.9 million in the previous year, and gross margin improved to 39.0% in fiscal 2012 from 35.6% in fiscal 2011 due primarily to increased absorption of fixed manufacturing costs on higher revenue and revenue of $3.0 million from the sale of patents in fiscal 2012 for which there was no corresponding cost of revenues.

     Satellite gross profit increased by $1.8 million to $3.4 million in fiscal 2012 compared to $1.6 million in the previous year. Gross margin of the Satellite business increased to 8.6% in fiscal 2012 from 4.6% in fiscal 2011 as a result of the Company’s transition in fiscal 2012 to a variable cost operating model in which substantially all of the satellite products are manufactured by off-shore subcontractors.

     See also Note 12 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense increased 2% to $11.3 million in fiscal 2012 from $11.1 million in fiscal 2011 due to severance costs arising from personnel reductions in the Satellite business ($116,000) and higher 401(k) plan employer contribution expense ($91,000) due to reinstatement of 401(k) employer matching contributions in January 2011.

     Consolidated selling expenses increased from $10.5 million in fiscal 2011 to $11.1 million in fiscal 2012 due primarily to higher payroll expense as a result of additional sales personnel.

     Consolidated general and administrative expenses ("G&A") increased by $2.1 million to $11.0 million in fiscal 2012 due to higher payroll and legal expenses. Higher G&A payroll expense is primarily due to incentive expenses recorded in the current year as a result of the Company’s improving profitability and hiring additional personnel. Legal expense was higher because last year’s legal expense was reduced by $230,000 due to an indemnification settlement entered into with another company involving defense costs plus legal expense incurred this year in connection with the shut-down of the Company’s French subsidiary.

     Amortization of intangibles increased from $1.1 million in fiscal 2011 to $1.3 million in fiscal 2012. The increase is attributable to the amortization of the Dataradio tradename asset over a period of seven years commencing in the first quarter of fiscal 2012. Previously this tradename asset was classified as an indefinite-lived asset and accordingly it was not being amortized prior to fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense increased from $1.4 million in fiscal 2011 to $2.1 million in fiscal 2012 due to cumulative foreign currency translation account losses of $801,000 related to the Company’s investment in its French subsidiary that were written off in the second quarter of fiscal 2012 as a result of the decision to wind down this subsidiary.

     Income Tax Provision

     No income tax provision was recorded during fiscal 2012, other than minimum state and federal income taxes, because of the existence of net operating loss carryforwards that offset pretax income. The tax benefit of $172,000 in fiscal 2011 was related to the carryback of net operating losses of the Company’s French subsidiary.

     At February 28, 2012, the Company had a net deferred income tax asset balance of $11.8 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $50.9 million and a valuation allowance of $39.1 million. The valuation allowance was established in prior years during periods when the Company had cumulative losses and was not able to demonstrate that it could generate sufficient future taxable income to utilize all of the tax benefits. As a result of the Company’s return to profitable operations in fiscal 2012 and based on its latest financial projections, the Company expects to reverse a substantial portion of the deferred tax asset valuation allowance in the fourth quarter of fiscal 2013, which would result in recognizing an income tax benefit in a corresponding amount.

Fiscal Year 2011 compared to Fiscal Year 2010

     Revenue

     Wireless DataCom revenue increased by $21.0 million, or 37%, to $78.4 million in fiscal 2011 compared to $57.4 million in fiscal 2010. The revenue increase was predominantly related to the MRM product line and was attributable to the addition of new customers and growth in orders from existing customers.

     Satellite revenue declined by $18.8 million, or 34%, to $35.9 million in fiscal 2011 from $54.7 million in fiscal 2010 because of reduced demand for older generation DBS products.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $9.8 million to $27.9 million in fiscal 2011 compared to $18.1 million in fiscal 2010. Wireless DataCom gross margin improved to 35.6% in fiscal 2011 from 31.6% in fiscal 2010 due primarily to increased absorption of fixed manufacturing costs on higher revenue.

     Satellite gross profit was $1.6 million in fiscal 2011 compared to $4.3 million in the previous year. The decrease in gross profit was primarily attributable to the decrease in revenue. Satellite gross margin declined to 4.6% in fiscal 2011 from 7.8% in fiscal 2010. The decline in gross margin was primarily due to lower absorption of fixed costs on lower revenue, partially offset by the benefits in fiscal 2011 from (i) $521,000 associated with the sale of Satellite products for which the inventory cost had been written off in a prior year; (ii) a partial reversal of a vendor commitment liability due to consumption of materials of $218,000; and (iii) royalty income of $200,000 that had no corresponding cost of revenue.

     See also Note 12 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated R&D expense increased 2% to $11.1 million in fiscal 2011 from $10.9 million in the previous year. R&D spending as a percent of revenues remained flat at 10%.

     Consolidated selling expenses increased from $9.5 million in fiscal 2010 to $10.5 million in fiscal 2011 primarily because of higher incentive and commission expense on the higher Wireless DataCom revenue level, increased salaries expense and higher travel expenses.

     Consolidated G&A expense declined by $1.7 million to $8.9 million in fiscal 2011. Legal expense was $847,000 lower in fiscal 2011 than in fiscal 2010 due in part to the Company’s receipt in fiscal 2011 of $230,000 from another company for the reimbursement of legal defense costs incurred in prior years related to a patent infringement claim. Also contributing to the decrease in G&A expense were lower payroll costs due to workforce reductions and other cost cutting actions implemented by the Company.

     Amortization of intangibles decreased from $1.4 million in fiscal 2010 to $1.1 million in fiscal 2011. The reduction was attributable to some intangible assets becoming fully amortized during fiscal 2011.

     Non-operating Expense

     Non-operating expense was $1.4 million for fiscal 2011, compared to $2.2 million for fiscal 2010. The decrease was due to the presence in fiscal 2010 of a $1.0 million loss on the sale of an investment in the preferred stock of a privately held company and a $288,000 foreign currency loss, partially offset by a year-over-year increase in net interest expense of $505,000. The higher interest expense in fiscal 2011 was attributable to the higher effective interest rate on the Company’s borrowings due to the 6% minimum interest on the bank revolving credit facility and the 12% interest rate on subordinated notes in the principal amount of $5 million, as well as interest expense from amortization of debt issue costs and debt discount as discussed in Note 5 to the accompanying consolidated financial statements.

     Income Tax Benefit

     The tax benefit of $172,000 in fiscal 2011 was related to the carryback of net operating losses of the Company’s French subsidiary.

     The tax benefit of $1.4 million in fiscal 2010 was related to the reversal of an uncertain tax position which was resolved in that year. This uncertain tax position reversal was recorded as an income tax benefit because the benefit had been recognized in the applicable income tax returns but had not previously been recognized in the consolidated statement of operations.

     No other tax benefit was recorded in fiscal 2011 and 2010 because future realizability of such tax benefits was not considered to be more likely than not.

Liquidity and Capital Resources

     On August 15, 2011, the Company and Square 1 Bank entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended, the "Amended Loan Agreement"), which provides for borrowings of up to $12 million. Effective with the Fourth Amendment, the credit facility is now comprised of a $3 million term loan, which was fully funded on the date of the Fourth Amendment, and a revolver of up to $12 million. The maturity date of the Amended Loan Agreement is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At February 28, 2012, $9.0 million was available for borrowing under the revolver. The term loan principal is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the Amended Loan Agreement bear interest at Square 1 Bank's prime rate plus 1.0% per annum. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $60,000 to Square 1 Bank in connection with the Fourth Amendment. In conjunction with entering into the Fourth Amendment, the Company repaid in full its 12% subordinated notes in the aggregate principal amount of $5 million.

     The Amended Loan Agreement contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") on a rolling six-month basis and a minimum debt coverage ratio. The Amended Loan Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the Amended Loan Agreement requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance. Borrowings under the Amended Loan Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. At February 28, 2012, the Company was in compliance with its debt covenants under the Amended Loan Agreement.

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $5,601,000 at February 28, 2012, and the revolving line of credit with Square 1 Bank. During fiscal 2012, cash and cash equivalents increased by $1,360,000. During this period, cash was provided by operations in the amount of $12,432,000, proceeds from the bank term loan of $3,000,000 and collections on a note receivable of $566,000, partially offset by repayment of the 12% subordinated notes payable of $5,000,000, net repayments on the bank working capital line of credit of $7,489,000, capital expenditures of $1,076,000 and payment of employee withholding taxes on the net share settlement of vested equity awards of $1,035,000.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2012 (in thousands):

	Payments Due by Period
				More
	Less than			than 5
Contractual Obligations	1 year	1-3 years	3-5 years	years	Total
Long-term debt	$1,100	$1,900	$-	$-	$3,000
Operating leases	1,209	1,788	1,077		4,074
Purchase obligations	33,570	-	-	-	33,570
Total contractual obligations	$35,879	$3,688	$1,077	$-	$40,644

     Purchase obligations consist primarily of inventory purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2012. Foreign currency gains (losses) included in the consolidated statements of operations were $(45,000), $40,000 and $(288,000) in fiscal 2012, 2011 and 2010, respectively. In addition, during fiscal 2012 the Company wrote off $801,000 of cumulative foreign currency translation losses related to its French subsidiary as a result of the decision to wind down this subsidiary.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $12 million credit facility with Square 1 Bank would have an annual impact of approximately $120,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (collectively, the “Company”) as of February 28, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2012, in conformity with U.S. generally accepted accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 26, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

SingerLewak LLP

Los Angeles, California
April 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

     We have audited CalAmp Corp. and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of February 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of February 28, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2012 of the Company and our report dated April 26, 2012 expressed an unqualified opinion.

SingerLewak LLP

Los Angeles, California
April 26, 2012

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$5,601	$4,241
Accounts receivable, less allowance for doubtful accounts of
$254 and $290 at February 28, 2012 and 2011, respectively	14,383	16,814
Inventories	10,057	9,890
Deferred income tax assets	5,425	1,961
Prepaid expenses and other current assets	4,323	5,197
Total current assets	39,789	38,103

Property, equipment and improvements, net of
accumulated depreciation and amortization	1,761	1,877
Deferred income tax assets, less current portion	6,412	9,887
Intangible assets, net	2,738	4,012
Other assets	781	1,606
	$51,481	$55,485
Liabilities and Stockholders' Equity
Current liabilities:
Bank working capital line of credit	$-	$7,489
Current portion of long-term debt	1,100	-
Accounts payable	9,523	14,103
Accrued payroll and employee benefits	4,405	3,341
Deferred revenue	6,305	5,796
Other current liabilities	2,268	2,140
Total current liabilities	23,601	32,869
Long-term debt	1,900	4,460
Other non-current liabilities	1,003	554

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 40,000 shares authorized;
28,722 and 28,147 shares issued and outstanding
at February 28, 2012 and 2011, respectively	287	281
Additional paid-in capital	154,485	153,135
Accumulated deficit	(129,730)	(134,948)
Accumulated other comprehensive loss	(65)	(866)
Total stockholders' equity	24,977	17,602
	$51,481	$55,485

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended February 28,
	2012	2011	2010
Revenues	$138,728	$114,333	$112,113

Cost of revenues	96,709	84,775	89,723

Gross profit	42,019	29,558	22,390

Operating expenses:
Research and development	11,328	11,125	10,943
Selling	11,060	10,503	9,542
General and administrative	10,984	8,858	10,523
Intangible asset amortization	1,277	1,132	1,367
Total operating expenses	34,649	31,618	32,375

Operating income (loss)	7,370	(2,060)	(9,985)

Non-operating income (expense):
Interest expense, net	(1,261)	(1,445)	(940)
Foreign currency translation account write-off	(801)	-	-
Loss on sale of investment	-	-	(1,008)
Other income (expense), net	(29)	50	(292)
Total non-operating expense	(2,091)	(1,395)	(2,240)

Income (loss) before income taxes	5,279	(3,455)	(12,225)

Income tax benefit (provision)	(61)	172	1,374

Net income (loss)	$5,218	$(3,283)	$(10,851)

Earnings (loss) per share:
Basic	$0.19	$(0.12)	$(0.43)
Diluted	$0.18	$(0.12)	$(0.43)

Shares used in computing basic and
diluted earnings (loss) per share:
Basic	27,658	27,181	25,309
Diluted	28,458	27,181	25,309

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at February 28, 2009	25,217	$252	$144,881	$(120,814)	$(1,120)	$23,199
Comprehensive loss:
Net loss				(10,851)		(10,851)
Foreign currency translation adjustments					254	254
Total comprehensive loss						(10,597)
Stock-based compensation expense			1,981			1,981
Issuance of shares for restricted
stock awards	583	7	(7)			-
Shares retained on net share settlement
of equity awards	(71)	(1)	(122)			(123)
Exercise of stock options	1	-	1			1
Sale of stock	1,932	19	3,948			3,967
Issuance of warrants			870			870
Other			(99)			(99)
Balances at February 28, 2010	27,662	277	151,453	(131,665)	(866)	19,199
Net loss and comprehensive loss				(3,283)		(3,283)
Stock-based compensation expense			2,109			2,109
Issuance of shares for restricted
stock awards	655	6	(6)			-
Shares retained on net share settlement
of equity awards	(170)	(2)	(403)			(405)
Other			(18)			(18)
Balances at February 28, 2011	28,147	281	153,135	(134,948)	(866)	17,602
Comprehensive income:
Net income				5,218		5,218
Write-off of currency translation account					801	801
Total comprehensive income						6,019
Stock-based compensation expense			2,375			2,375
Issuance of shares for restricted
stock awards	354	4	(4)			-
Shares issued on net share settlement
of equity awards	205	2	(1,037)			(1,035)
Exercise of stock options	16	-	27			27
Other			(11)			(11)
Balances at February 28, 2012	28,722	$287	$154,485	$(129,730)	$(65)	$24,977

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,218	$(3,283)	$(10,851)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	2,447	2,543	2,522
Stock-based compensation expense	2,375	2,109	1,981
Amortization of debt issue costs and discount	747	536	-
Write-off of currency translation account of foreign subsidiary	801	-	-
Loss on sale of investment	-	-	1,008
Deferred tax assets, net	-	807	39
Other	19	(20)	104
Changes in operating assets and liabilities:
Accounts receivable	2,431	(294)	(2,780)
Inventories	(167)	718	4,626
Prepaid expenses and other assets	991	(510)	42
Accounts payable	(4,580)	(2,083)	10,764
Accrued liabilities	1,641	(722)	(5,991)
Deferred revenue	509	1,056	1,131
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,432	857	2,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,076)	(1,245)	(1,066)
Collections on note receivable	566	428	325
Proceeds from sale of investment	-	-	992
Other	-	32	(36)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(510)	(785)	215
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings on bank line of credit	(7,489)	1,588	7,551
Proceeds from bank term loan	3,000	-	-
Proceeds from issuance of subordinated debt and warrants	-	-	5,000
Debt repayments	(5,000)	-	(22,728)
Net proceeds from sale of common stock	-	-	3,967
Payment of debt issue costs	(65)	-	(544)
Taxes paid related to net share settlement of equity awards	(1,035)	(405)	(123)
Proceeds from exercise of stock options	27	-	1
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(10,562)	1,183	(6,876)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	139

Net change in cash and cash equivalents	1,360	1,255	(3,927)

Cash and cash equivalents at beginning of year	4,241	2,986	6,913

Cash and cash equivalents at end of year	$5,601	$4,241	$2,986

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data, voice and video for critical networked communication and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

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

Fiscal Year

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2012, 2011 and 2010 fell on February 25, 2012, February 26, 2011, and February 27, 2010, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks.

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

     The Company defers the recognition of revenues for products that are sold with data communication services because the services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs. The deferred product revenue and deferred product cost amounts are recognized on a straight-line basis over the minimum contractual service period of one year. Revenues from renewals of data communication services after the initial one year term are recognized as the services are provided. When customers prepay data communication service renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

     The Company also undertakes projects that include the design and development of communication systems used in the public safety and transportation sectors that are customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Costs and estimated earnings in excess of billings on uncompleted contracts arise when contract revenues have been recognized on the percentage-of-completion method in advance of when the amounts can be invoiced to the customers under the terms of the contracts. Such amounts are billable to the customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

Concentrations of Risk

     At February 28, 2012, the Company’s cash and cash equivalents were maintained in financial institutions that are insured up to the limit determined by the appropriate governmental agency. The amounts held in the United States are fully insured; however, cash and cash equivalents held in Canadian bank accounts at February 28, 2012 exceeded the insured limits by approximately US$560,000.

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

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Customers that accounted for 10% or more of consolidated annual revenues in any one of the last three years are as follows:

	Year ended February 28,
Customer	2012	2011	2010
A	28.3%	31.0%	48.6%

     Customers that accounted for 10% or more of consolidated net accounts receivable in any one of the last two years are as follows:

	February 28,
Customer	2012	2011
A	33.4%	27.6%
B	11.1%	4.8%
C	1.7%	12.4%

     Customer A is a customer of the Company's Satellite segment. Customer B and C are customers of the Company’s Wireless DataCom segment.

     A substantial portion of the Company’s inventory is purchased from one supplier, which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 50% and 49% of Company's total inventory purchases in fiscal 2012 and 2011, respectively. As of February 28, 2012, this supplier accounted for 57% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as having known or expected collection problems based on historical experience or due to insolvency, disputes or other collection issues.

Inventories

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are stated at the lower of cost or net realizable value, with cost determined principally by the use of the first-in, first-out method.

Property, equipment and improvements

     Property, equipment and improvements are stated at the lower of cost or fair value determined through periodic impairment analyses. The Company follows the policy of capitalizing expenditures that increase asset lives, and expensing ordinary maintenance and repairs as incurred. The Company has capitalized certain internal use software which is included in property and equipment.

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

Warranty

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the balance sheets. See Note 9 for a table of annual increases in and reductions of the warranty reserve for the last three years.

Deferred Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) Account

     The Company's French subsidiary uses the U.S. dollar as its functional currency. As a result of changing the functional currency of the Company's French subsidiary from the French franc to the U.S. dollar in 2002, the foreign currency translation loss of $801,000 was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. During fiscal 2012, the Company wrote off the $801,000 foreign currency translation loss as a result of the decision to shut down this French subsidiary.

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

     The aggregate foreign transaction exchange gains (losses) included in determining income (loss) before income taxes were $(45,000), $40,000 and $(288,000) in fiscal 2012, 2011 and 2010, respectively.

Earnings Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if stock options and stock purchase warrants were exercised. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the Company reports net income and the average market price of the common stock during the period exceeds the exercise price of the derivative securities.

Stock-Based Compensation

     The Company measures stock-based compensation expense at the grant date, based on the fair value of the equity award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the type of equity award, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term "forfeitures" is distinct from "cancellations" or "expirations", and refers only to the unvested portion of the surrendered equity awards.

Recent Accounting Pronouncements

     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is effective for interim and annual periods beginning December 15, 2011 and will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company plans to adopt this pronouncement in the first quarter of fiscal 2013.

NOTE 2 – INVENTORIES

     Inventories consist of the following (in thousands):

	February 28,
	2012	2011
Raw materials	$8,648	$8,663
Work in process	77	85
Finished goods	1,332	1,142
	$10,057	$9,890

NOTE 3 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2012	2011
Leasehold improvements	$1,725	$1,487
Plant equipment and tooling	11,179	12,941
Office equipment, computers and furniture	4,319	2,706
	17,223	17,134
Less accumulated depreciation and amortization	(15,462)	(15,257)
	$1,761	$1,877

NOTE 4 – INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		February 28, 2012			February 28, 2011
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Developed/core technology	5-7 years	$2,853	$2,154	$699	$3,101	$1,783	$1,318
Tradename	7 years	2,130	304	1,826	2,130	-	2,130
Customer lists	5-7 years	1,268	1,075	193	1,339	831	508
Covenants not to compete	4-5 years	115	114	1	138	106	32
Patents	4-5 years	41	22	19	39	15	24
		$6,407	$3,669	$2,738	$6,747	$2,735	$4,012

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

     Amortization expense of intangible assets was $1,277,000, $1,132,000, and $1,367,000 for the years ended February 28, 2012, 2011 and 2010, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment. Estimated amortization expense in future fiscal years is as follows (in thousands):

2013	1,054
2014	465
2015	305
2016	305
Thereafter	609
$2,738

NOTE 5 – FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

     Bank Credit Facility

     On August 15, 2011, the Company and Square 1 Bank entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended, the "Amended Loan Agreement"), which provides for borrowings of up to $12 million. Effective with the Fourth Amendment, the credit facility is now comprised of a $3 million term loan, which was fully funded on the date of the Fourth Amendment, and a revolver of up to $12 million. The maturity date of the Amended Loan Agreement is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. The term loan principal is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the Amended Loan Agreement bear interest at Square 1 Bank's prime rate plus 1.0% per annum. Interest is payable on the last day of each calendar month. The Company paid a loan fee of $60,000 to Square 1 Bank in connection with the Fourth Amendment.

     At February 28, 2011, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,000,000. At February 28, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. At February 28, 2011, the effective interest rate on the revolver was 6.0%.

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

     Subordinated Promissory Notes

     On December 22, 2009 and January 15, 2010, the Company raised an aggregate amount of $5,000,000 from the issuance of subordinated promissory notes (the "Subordinated Notes") that bore interest at 12% per annum and had a maturity date of December 22, 2012. On August 15, 2011, in conjunction with entering into the Fourth Amendment with Square 1 Bank, the Company paid in full the $5,000,000 outstanding principal balance of the Subordinated Notes plus accrued interest of approximately $76,000, which included Subordinated Notes totaling $325,000 that were held by two officers and one director of the Company. The 500,000 common stock purchase warrants that were issued to the subordinated note holders at the time the notes were issued have an expiration date of December 22, 2012, and are exercisable at $4.02 per share.

     Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	February 28,
	2012	2011
Bank term loan	$3,000	$-
Subordinated promissory notes	-	5,000
Less unamortized discount on subordinated notes	-	(540)
	3,000	4,460
Less portion due within one year	(1,100)	-
Long-term debt	$1,900	$4,460

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	February 28,
	2012	2011
Deferred rent	$279	$4
Deferred revenue	724	550
	$1,003	$554

Contractual Cash Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2012 (in thousands):

	Future Cash Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Bank line of credit principal	$1,100	$1,200	$700	$-	$-	$-	$3,000
Operating leases	1,209	986	802	789	288		4,074
Purchase obligations	33,570	-	-	-	-	-	33,570
Total contractual obligations	$35,879	$2,186	$1,502	$789	$288	$-	$40,644

     Purchase obligations consist primarily of inventory purchase commitments. Rent expense under operating leases was $1,566,000, $1,918,000 and $1,962,000 in fiscal years 2012, 2011 and 2010, respectively.

NOTE 6 – INCOME TAXES

     The Company's income (loss) before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2012	2011	2010
Domestic	$6,047	$(3,314)	$(9,587)
Foreign	(768)	(141)	(2,638)
Income (loss) before income taxes	$5,279	$(3,455)	$(12,225)

     The income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2012	2011	2010
Current:
Federal	$(52)	$-	$-
State	(9)	-	-
Foreign	-	172	-
Total current	(61)	172	-

Deferred:
Federal	-	-	1,098
State	-	-	276
Total deferred	-	-	1,374

Income tax benefit (provision)	$(61)	$172	$1,374

     Differences between the income tax benefit (provision) reported in the consolidated statements of operations and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2012	2011	2010
Income tax benefit (provision) at U.S. statutory federal rate of 35%	$(1,848)	$1,209	$4,278
State income tax benefit, net of federal income tax effect	(245)	108	760
Foreign taxes	(268)	123	84
Valuation allowance	1,816	(1,652)	(24,074)
Tax deduction for stock basis in dissolved subsidiaries	-	-	18,089
Other, net	484	384	2,237
Income tax benefit (provision)	$(61)	$172	$1,374

     The components of net deferred income tax assets are as follows (in thousands):

	February 28,
	2012	2011
Net operating loss carryforwards	$28,214	$30,250
Depreciation, amortization and impairments	11,123	12,180
Research and development credits	5,344	4,804
Stock-based compensation	2,122	1,929
Other tax credits	1,028	1,064
Capital loss carryforward	848	848
Inventory reserve	761	700
Payroll and employee benefit accruals	408	477
Warranty reserve	393	277
Allowance for doubtful accounts	101	113
Other, net	549	388
Gross deferred tax assets	50,891	53,030
Valuation allowance	(39,054)	(41,182)
Net deferred tax assets	11,837	11,848
Less current portion	5,425	1,961
Non-current portion	$6,412	$9,887

     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     At February 28, 2012, the Company had net operating loss carryforwards ("NOLs") of approximately $70.9 million and $87.2 million for federal and state purposes, respectively, expiring at various dates through fiscal 2032. If certain substantial changes in the Company’s ownership were to occur, there could be an annual limitation on the amount of the NOL carryforwards that can be utilized.

     In 2008, the State of California adopted legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. In 2010, the suspension was extended two years through the end of 2011. Current California law reinstates use of NOLs in tax years beginning on or after January 1, 2012 absent extension of the suspension.

     As of February 28, 2012, the Company had foreign tax credit carryforwards of $546,000 expiring at various dates through 2013 and research and development (“R&D”) tax credit carryforwards of $4.2 million and $3.4 million for federal and state income tax purposes, respectively. The federal R&D credits expire at various dates through 2032. A substantial portion of the state R&D credits have no expiration date.

     In 2007, the Company adopted FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal research and development (“R&D”) tax credits of $1.1 million and $1.3 million at February 28, 2012 and February 28, 2011, respectively, for which the Company has not yet recognized an income tax benefit for financial reporting purposes. Assuming these tax benefits had been recognized as of February 28, 2012, such benefit would have been fully negated by a corresponding increase in the deferred income tax valuation allowance because the Company has recorded a full valuation allowance against its recognized federal R&D tax credits of $3.1 million due to uncertainty as to future realization.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions is as follows (in thousands):

Balance at February 28, 2009	$6,449
Decrease in fiscal 2010	(5,184)
Balance at February 28, 2010	1,265
Decrease in fiscal 2011	-
Balance at February 28, 2011	1,265
Decrease in fiscal 2012	(174)
Balance at February 28, 2012	$1,091

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

     In fiscal 2011, the Company received a U.S. federal income tax refund of $807,000 as a result of carrying back an NOL to recover taxes paid during the five fiscal year period ended February 28, 2007, as provided for by the Worker, Homeownership, and Business Assistance Act of 2009. The $807,000 tax refund was recorded as a reduction of deferred income tax assets.

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and France. Income tax returns filed for fiscal years 2007 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2008 through 2012 remain open to examination by U.S federal and state tax authorities. Income tax returns for fiscal years 2009 through 2012 remain open to examination by tax authorities in Canada and France. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

NOTE 7 – STOCKHOLDERS' EQUITY

Equity Awards

     Under the Company's 2004 Incentive Stock Plan (the "2004 Plan"), which was adopted on July 30, 2004 and was amended effective July 30, 2009, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), phantom stock and bonus stock. To date, stock options, restricted stock, RSUs and bonus stock have been granted under the 2004 Plan. Options are generally granted with exercise prices equal to market value on the date of grant. Substantially all option grants expire 10 years after the date of grant.

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

     The following table summarizes stock option activity for fiscal years 2012, 2011 and 2010 (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2009	1,869	8.20

Granted	320	1.48
Exercised	(1)	1.32
Forfeited or expired	(165)	24.39
Outstanding at February 28, 2010	2,023	5.82

Granted	186	2.34
Exercised	-	-
Forfeited or expired	(101)	19.23
Outstanding at February 28, 2011	2,108	4.87

Granted	163	3.42
Exercised	(16)	1.68
Forfeited or expired	(92)	4.98
Outstanding at February 28, 2012	2,163	$4.78

Exercisable at February 28, 2012	1,578	$5.65

     Changes in the Company's outstanding restricted stock shares and RSUs during fiscal years 2012, 2011 and 2010 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2009	907	2.50

Granted	1,147	1.81
Vested	(231)	2.49
Forfeited	(39)	2.26
Outstanding at February 28, 2010	1,784	2.06

Granted	863	2.34
Vested	(544)	2.15
Forfeited	(58)	1.78
Outstanding at February 28, 2011	2,045	2.16

Granted	762	3.59
Vested	(819)	2.21
Forfeited	(59)	1.99
Outstanding at February 28, 2012	1,929	$2.71

     The Company retained 279,764, 169,854 and 71,293 of the vested restricted stock shares and RSUs to cover the required amount of employee withholding taxes in fiscal 2012, 2011 and 2010, respectively.

     As of February 28, 2012, there were 717,041 award units in the 2004 Plan that were available for grant.

     Under the 2004 Plan as amended, on the day of the annual stockholders meeting, each non-employee director receives an equity award of up to 20,000 award units. Equity awards granted to non-employee directors vest on the date of the next annual stockholders meeting or one year from the date of grant, whichever is earlier.

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2012	2011	2010
Expected life (years) (1)	6	6	6
Expected volatility (2)	73%	74%	74%-79%
Risk-free interest rates (3)	1.9%	2.1%	2.0%-3.0%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.
(2)	The expected volatility is estimated based on historical volatility of the Company's stock price.
(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     The weighted average fair value for stock options granted in fiscal years 2012, 2011 and 2010 was $2.22, $1.54, and $1.02, respectively.

     The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2012 was 5.4 years and $2,312,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2012 was 4.5 years and $1,297,000, respectively.

     Stock-based compensation expense for the years ended February 28, 2012, 2011 and 2010 is included in the following captions of the consolidated statements of operations (in thousands):

	Year Ended February 28,
	2012	2011	2010
Cost of revenues	$100	$151	$164
Research and development	388	339	298
Selling	204	209	133
General and administrative	1,683	1,410	1,386
	$2,375	$2,109	$1,981

     As of February 28, 2012, there was $4.4 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

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

NOTE 8 – EARNINGS PER SHARE

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings (loss) per share (in thousands):

	Year Ended
	February 28,
	2012	2011	2010
Basic weighted average number of common
shares outstanding	27,658	27,181	25,309
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	800	-	-
Diluted weighted average number of common
shares outstanding	28,458	27,181	25,309

     Shares underlying stock options and warrants amounting to 907,000 at February 28, 2012 were excluded from the calculations of diluted earnings per share for fiscal 2012 because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

     Shares underlying stock awards and warrants amounting to 4,673,000 and 4,677,000 at February 28, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share for the fiscal years then ended because the Company reported a net loss during these years and the effect of inclusion would be anti-dilutive (i.e., including such securities would result in a lower loss per share).

NOTE 9 – OTHER FINANCIAL INFORMATION

     Prepaid expenses and other current assets consist of the following (in thousands):

	February 28,
	2012	2011
Deferred product costs	$2,091	$1,994
Costs and estimated earnings in excess of billings
on uncompleted contracts	556	1,331
Other	1,676	1,872
	$4,323	$5,197

Supplemental Cash Flow Information

     "Net cash provided (used) by operating activities" in the consolidated statements of cash flows includes cash payments for interest expense and income taxes as follows (in thousands):

	Year Ended February 28,
	2012	2011	2010
Interest expense paid	$756	$1,076	$942
Income tax paid (net refunds received)	$(64)	$(803)	$(6)

Valuation and Qualifying Accounts

     Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)		Balance at
	beginning	to costs and		end of
	of period	expenses	Deductions	period
Allowance for doubtful accounts:
Fiscal 2010	552	486	(625)	413
Fiscal 2011	413	386	(509)	290
Fiscal 2012	290	114	(150)	254

Warranty reserve:
Fiscal 2010	3,286	305	(2,360)	1,231
Fiscal 2011	1,231	647	(1,178)	700
Fiscal 2012	700	635	(341)	994

Deferred Tax Assets Valuation Allowance
Fiscal 2010	18,230	24,074	(1,007)	41,297
Fiscal 2011	41,297	1,652	(1,767)	41,182
Fiscal 2012	41,182	1,816	(3,944)	39,054

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases a building in Oxnard, California that houses its corporate office and principal manufacturing facilities under an operating lease that expires June 30, 2016. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases other facilities in California, Minnesota, Georgia and Canada. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 5.

NOTE 11 – LEGAL PROCEEDINGS

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

NOTE 12 – SEGMENT AND GEOGRAPHIC DATA

     Information by business segment is as follows:

	Year ended February 28, 2012				Year ended February 28, 2011
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$99,121	$39,607		$138,728	$78,434	$35,899		$114,333
Gross profit	$38,632	$3,387		$42,019	$27,922	$1,636		$29,558
Gross margin	39.0%	8.6%		30.3%	35.6%	4.6%		25.9%
Operating income (loss)	$11,564	$(292)	$ (3,902)	$7,370	$4,218	$(2,903)	$ (3,375)	$(2,060)

	Year ended February 28, 2010
	Operating Segments
	Wireless
	DataCom	Satellite	Corporate	Total
Revenues	$57,398	$54,715		$112,113
Gross profit	$18,132	$4,258		$22,390
Gross margin	31.6%	7.8%		20.0%
Operating income (loss)	$(6,007)	$(371)	$ (3,607)	$(9,985)

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

     Effective with the fiscal 2012 first quarter, certain general and administrative expenses that were previously treated as non-allocated Corporate expenses were allocated to the operating segments. In the above segment information table, the operating income (loss) amounts for the year ended February 28, 2011 have been reclassified to conform with the fiscal 2012 presentation. These changes had no effect on consolidated general and administrative expenses.

     It is not practicable for the Company to report identifiable assets by segment because these businesses share resources, functions and facilities. The Company does not have significant long-lived assets outside the United States.

     The Company's revenues were derived mainly from customers in the United States, which represented 89%, 91% and 93% of consolidated revenues in fiscal 2012, 2011 and 2010, respectively. No single foreign country accounted for more than 5% of the Company's revenue in fiscal 2012, 2011 or 2010.

NOTE 13 – EMPLOYEE SAVINGS PLAN

     The Company maintains a 401(k) Employee Savings Plan in the U.S. and a Registered Retirement Savings Plan in Canada in which all employees are eligible to participate. The Company may make matching contributions to the savings plans at the discretion of the Board of Directors. The Company reinstated the matching contributions to the savings plans effective at the beginning of calendar 2011 equal to one-half of the first 4% of participants’ compensation contributed to the plans. The Company recorded expense for the matching contributions of $312,000, $58,000 and $34,000 in fiscal years 2012, 2011 and 2010, respectively.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2012 and 2011 (in thousands, except percentages and per share data):

	Fiscal 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$34,554	$33,801	$32,752	$37,621	$138,728
Gross profit	9,432	11,825	10,169	10,593	42,019
Gross margin	27.3%	35.0%	31.0%	28.2%	30.3%
Net income	520	1,356	1,700	1,642	5,218
Earnings per diluted share	0.02	0.05	0.06	0.06	0.18

	Fiscal 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$26,346	$29,490	$29,553	$28,944	$114,333
Gross profit	6,123	7,368	7,699	8,368	29,558
Gross margin	23.2%	25.0%	26.1%	28.9%	25.9%
Net income (loss)	(2,477)	(930)	(179)	303	(3,283)
Earnings (loss) per diluted share	(0.09)	(0.03)	(0.01)	0.01	(0.12)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2012, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

     The Company’s management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2012. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework". Based on its assessment, management of the Company has concluded that as of February 28, 2012 the Company's internal control over financial reporting is effective based on those criteria.

     The effectiveness of the Company’s internal control over financial reporting as of February 28, 2012 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

     On April 24, 2012, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2013 executive officer incentive compensation plan. The individuals covered by the fiscal 2013 executive officer incentive compensation plan are:

  Michael Burdiek

  Richard Vitelle

  Garo Sarkissian

President and Chief Executive Officer

Vice President Finance, Chief Financial Officer and Corporate Secretary

Vice President Corporate Development

     Mr. Burdiek is eligible for target and maximum bonuses of up to 70% and 130%, respectively, of annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 50% and 90%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 40% and 80%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2013, and in the case of Mr. Sarkissian, attaining certain business goals.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

     The following information will be included in the Company's definitive statement for the Annual Meeting of Stockholders to be held on July 31, 2012 and is incorporated herein by reference in response to this item:

  Information regarding directors of the Company who are standing for reelection.

  Information regarding the Company's Audit Committee and designated "audit committee financial experts".

  Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 31, 2012 is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 31, 2012 is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 31, 2012 is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 31, 2012 is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Reports of Independent Registered Public Accounting Firm	25-26

Consolidated Balance Sheets	27

Consolidated Statements of Operations	28

Consolidated Statements of Stockholders' Equity
and Comprehensive Income (Loss)	29

Consolidated Statements of Cash Flows	30

Notes to Consolidated Financial Statements	31

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

(i) Other than Compensatory Plan or Arrangements:

10.1

Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for facility in Oxnard, California.

10.3	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.4	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.5	Amendment dated March 24, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

10.6	Amendment dated December 22, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

10.7	Amendment dated August 15, 2011 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 15, 2011).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.8	The 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8)

10.9	CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 24, 2009).

10.10	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended February 28, 2004).

10.11	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.12	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

10.13	Employment Agreement between the Company and Richard Gold, effective March 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 4, 2008).

10.14	Form of Amendment to Executive Officer Employment Agreement dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

10.15	Second Amendment to Employment Agreement dated May 11, 2009 between the Company and Richard Gold (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended February 28, 2009).

10.16	Third Amendment to Employment Agreement effective June 1, 2011 between the Company and Richard Gold (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.17	Fourth Amendment to Employment Agreement between the Company and Richard Gold effective March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 1, 2012).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended February 28, 2012, 2011 and 2010, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 28, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2012.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Perna, Jr.	Chairman of the Board of Directors	April 24, 2012
Frank Perna, Jr.

/s/ Richard Gold	Vice Chairman of the Board of Directors	April 24, 2012
Richard Gold

/s/ Kimberly Alexy	Director	April 24, 2012
Kimberly Alexy

/s/ A.J. Moyer	Director	April 24, 2012
A.J. Moyer

/s/ Thomas Pardun	Director	April 24, 2012
Thomas Pardun

/s/ Larry Wolfe	Director	April 24, 2012
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	April 26, 2012

/s/ Richard Vitelle	VP Finance, Chief Financial Officer and
Richard Vitelle	Treasurer (principal accounting officer)	April 26, 2012