Form 10-Q
period 2012-05-31
CalAmp Corp.
filed 2012-06-28
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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
____________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the registrant’s common stock as of June 22, 2012 was 28,761,926.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	May 31,	February 28,
Assets	2012	2012
Current assets:
Cash and cash equivalents	$7,315	$5,601
Accounts receivable, less allowance for doubtful accounts of
$295 and $254 at May 31, 2012 and February 28, 2012, respectively	19,157	14,383
Inventories	14,635	10,057
Deferred income tax assets	5,206	5,425
Prepaid expenses and other current assets	4,311	4,323
Total current assets	50,624	39,789

Property, equipment and improvements, net of
accumulated depreciation and amortization	2,177	1,761
Deferred income tax assets, less current portion	6,681	6,412
Goodwill and other intangible assets, net	7,132	2,738
Other assets	750	781
	$67,364	$51,481
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,206	$1,100
Accounts payable	17,616	9,523
Accrued payroll and employee benefits	2,772	4,405
Deferred revenue	6,436	6,305
Other current liabilities	3,012	2,268
Total current liabilities	32,042	23,601

Long-term debt	3,704	1,900
Other non-current liabilities	1,587	1,003

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 40,000 shares authorized;
28,734 and 28,722 shares issued and outstanding
at May 31, 2012 and February 28, 2012, respectively	287	287
Additional paid-in capital	155,357	154,485
Accumulated deficit	(125,548)	(129,730)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	30,031	24,977
	$67,364	$51,481

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	May 31,
	2012	2011
Revenues	$43,861	$34,554
Cost of revenues	30,185	25,122
Gross profit	13,676	9,432

Operating expenses:
Research and development	3,172	3,104
Selling	2,808	2,592
General and administrative	3,098	2,499
Intangible asset amortization	317	352
Total operating expenses	9,395	8,547
Operating income	4,281	885

Non-operating expense:
Interest expense, net	(64)	(374)
Other income (expense), net	(26)	18
Total non-operating expense	(90)	(356)

Income before income taxes	4,191	529

Income tax provision	(9)	(9)

Net income	$4,182	$520

Earnings per share:
Basic	$0.15	$0.02
Diluted	$0.14	$0.02

Shares used in computing earnings per share:
Basic	27,925	27,357
Diluted	29,263	28,226

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Three Months
	May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,182	$520
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	537	700
Stock-based compensation expense	858	532
Non-cash interest expense	41	134
Changes in operating assets and liabilities:
Accounts receivable	(4,774)	876
Inventories	(4,578)	159
Prepaid expenses and other assets	(108)	(646)
Accounts payable	8,093	72
Accrued liabilities	(1,187)	(17)
Deferred revenue	131	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,195	2,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(435)	(216)
Navman Wireless Asset Purchase Agreement	(1,000)	-
Collections on note receivable	140	168
NET CASH USED IN INVESTING ACTIVITIES	(1,295)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank line of credit	-	(2,097)
Repayments of bank term loan	(200)	-
Taxes paid related to net share settlement of vested equity awards	(92)	(65)
Proceeds from exercise of stock options and warrants	106	5
NET CASH USED IN FINANCING ACTIVITIES	(186)	(2,157)

Net change in cash and cash equivalents	1,714	95
Cash and cash equivalents at beginning of period	5,601	4,241
Cash and cash equivalents at end of period	$7,315	$4,336

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2012 AND 2011

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

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2012 fell on February 25, 2012. Fiscal 2013, a 53-week year, will end on March 2, 2013. The actual interim periods ended on May 26, 2012 and May 28, 2011, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2012 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 26, 2012.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2012 and its results of operations for the three months ended May 31, 2012 and 2011. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Recent Accounting Pronouncements

     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted this pronouncement in this first quarter ended May 31, 2012. The Company had no components of other comprehensive income during the quarters ended May 31, 2012 and May 31, 2011.

NOTE 2 – SUPPLY AGREEMENT AND ACQUISITION

     On May 7, 2012, the Company entered into a five-year supply agreement (the “Supply Agreement”) to provide at least $25 million of fleet tracking products to Navman Wireless, a privately held company (“Navman”). In conjunction with the Supply Agreement, the Company also entered into an asset purchase agreement on May 7, 2012 with Navman (the “Asset Purchase Agreement”) and established a research and development center in Auckland, New Zealand with an initial staff of 14 employees who transferred from Navman.

     The purchase price for the products and technologies acquired from Navman pursuant to the Asset Purchase Agreement was $4,902,000, comprised of $1,000,000 paid in cash at closing, a non-interest bearing note payable with a present value of $3,080,000 at the time of issuance, and the present value of estimated contingent royalties consideration of $822,000 for sales by CalAmp during the first three years of certain products acquired from Navman under the Asset Purchase Agreement. The note payable has a face value of $4,000,000, and is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement.

     The Company is accounting for this acquisition under FASB ASC Topic 805, “Business Combinations”, which provides guidance on the accounting and reporting for transactions that represent business combinations to be accounted for under the acquisition method. This method requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed later in the current fiscal year. Following is a preliminary purchase price allocation (in thousands):

Purchase Price		$4,902
Fair value of net assets acquired:
Property and equipment	$200
Supply Contract	2,220
Developed/core technology	500
Customer lists	710
Covenants not to compete	170
Assumed liablities	(10)
Total fair value of net assets acquired		3,790
Goodwill		$1,112

     The goodwill arising from this transaction is deductible for income tax purposes, and is assigned to the Company’s Wireless DataCom segment. This goodwill is primarily attributable to the benefit of having an assembled workforce in New Zealand and the value that the Company expects to receive beyond the five year term of the Supply Agreement.

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	May 31,	February 28,
	2012	2012
Raw materials	$10,888	$8,648
Work in process	82	77
Finished goods	3,665	1,332
	$14,635	$10,057

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		May 31, 2012			February 28, 2012
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	N/A	$1,112	$-	$1,112	$-	$-	$-
Supply Contract	5 years	2,220	26	2,194	-	-	-
Developed/core technology	2-7 years	3,001	1,958	1,043	2,853	2,154	699
Tradename	7 years	2,130	380	1,750	2,130	304	1,826
Customer lists	5-7 years	1,848	999	849	1,268	1,075	193
Covenants not to compete	5 years	262	94	168	115	114	1
Patents	5 years	41	25	16	41	22	19
		$10,614	$3,482	$7,132	$6,407	$3,669	$2,738

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2013 (remainder)	$1,462
2014	1,334
2015	971
2016	924
2017	924
Thereafter	405
$6,020

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     The Company has a credit facility with Square 1 Bank comprised of a term loan and a revolver that provides for aggregate borrowings of up to $12 million. The maturity date of the credit facility is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At May 31, 2012, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,200,000. The term loan, which had an outstanding principal balance of $2,800,000 at May 31, 2012, is repayable at the rate of $100,000 per month. All borrowings under the credit facility bear interest at Square 1 Bank's prime rate plus 1.0% per annum, and are secured by substantially all assets of the Company. At May 31, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. Interest on borrowings under the credit facility is payable monthly.

     The bank credit facility contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (commonly known as EBITDA or adjusted EBITDA) on a rolling six-month basis and a minimum debt coverage ratio. At May 31, 2012, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance.

Debt

     Debt is comprised of the following (in thousands):

	May 31,	February 28,
	2012	2012
Bank term loan	$2,800	$3,000
Non-interest bearing $4,000 promissory note payable
to Navman, less unamortized discount of $890	3,110	-
	5,910	3,000
Less portion due within one year	(2,206)	(1,100)
Long-term debt	$3,704	$1,900

     The Navman note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2012	2012
Deferred rent	$289	$279
Deferred revenue	786	724
Contingent royalties consideration payable to Navman	512	-
	$1,587	$1,003

     The contingent royalties consideration in the aggregate fair value amount of $830,000 at May 31, 2012 is payable to Navman at rates approximating 15% of the sales by CalAmp during the first three years of certain products acquired from Navman under the Asset Purchase Agreement.

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

     The Company is subject to filing income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, France and New Zealand. Income tax returns filed for fiscal years 2007 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2008 through 2012 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2009 through 2012 remain open to examination by tax authorities in Canada and France. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At May 31, 2012, the Company had a net deferred income tax asset balance of $11,887,000. The current portion of the deferred tax assets is $5,206,000 and the non-current portion is $6,681,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $49.1 million and a valuation allowance of $37.2 million.

     No income tax provision, other than minimum income taxes, was recorded during the quarters ended May 31, 2012 and May 31, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	May 31,
	2012	2011
Basic weighted average number of common
shares outstanding	27,925	27,357
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	1,338	869
Diluted weighted average number of common
shares outstanding	29,263	28,226

     Shares underlying stock options of 800,000 at May 31, 2012 and shares underlying stock options and warrants of 2,024,000 at May 31, 2011, were excluded from the calculations of diluted earnings per share for these quarters because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended
	May 31,
	2012	2011
Cost of revenues	$27	$44
Research and development	98	82
Selling	63	82
General and administrative	670	324
	$858	$532

     Changes in the Company's outstanding stock options during the three months ended May 31, 2012 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2012	2,163	$4.78
Granted	12	3.85
Exercised	(3)	1.80
Forfeited or expired	(103)	4.61
Outstanding at May 31, 2012	2,069	$4.79
Exercisable at May 31, 2012	1,583	$5.50

     Changes in the Company's unvested restricted stock shares and RSUs during the three months ended May 31, 2012 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2012	1,929	$2.71
Granted	-	-
Vested	(55)	2.71
Forfeited	(45)	2.56
Outstanding at May 31, 2012	1,829	$2.72

     During the three months ended May 31, 2012, the Company retained 20,694 of the 54,750 shares that vested under restricted stock and RSU awards to cover the minimum required statutory amount of employee withholding taxes.

     As of May 31, 2012, there was $3.7 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.4 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 27% and 36% of consolidated revenues for the three months ended May 31, 2012 and 2011, respectively, and 15% and 33% of consolidated net accounts receivable at May 31, 2012 and February 28, 2012, respectively. One customer of the Company's Wireless Datacom segment accounted for 10% of consolidated revenues for the three months ended May 31, 2012 and 15% of consolidated net accounts receivable at that date. In addition, one other customer of the Company’s Wireless Datacom segment accounted for 13% of consolidated net accounts receivable at May 31, 2012.

     A substantial portion of the Company’s inventory is purchased from one supplier, which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 57% and 53% of Company's total inventory purchases in the three months ended May 31, 2012 and 2011, respectively. As of May 31, 2012, this supplier accounted for 65% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the three months ended May 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	May 31,
	2012	2011
Balance at beginning of period	$994	$700
Charged to costs and expenses	334	288
Deductions	(93)	(167)
Balance at end of period	$1,235	$821

     Accrued warranty costs are included in other current liabilities in the consolidated balance sheets at May 31, 2012 and February 28, 2012.

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2012	2011
Interest expense paid	$32	$94
Income tax paid (net refunds received)	$3	$5

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended
	May 31,
	2012	2011
Acquisition of Navman Wireless Product Lines:

Non-interest bearing $4,000 promissory note payable
to Navman Wireless, less unamortized discount of $920	$3,080	$-

Accrued liability for earn-out consideration payable
to Navman Wireless	$822	$-

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended May 31, 2012				Three Months Ended May 31, 2011
	Operating Segments				Operating Segments
	Wireless				Wireless
	DataCom	Satellite	Corporate	Total	DataCom	Satellite	Corporate	Total
Revenues	$31,671	$12,190		$43,861	$22,037	$12,517		$34,554
Gross profit	$11,745	$1,931		$13,676	$8,604	$828		$9,432
Gross margin	37.1%	15.8%		31.2%	39.0%	6.6%		27.3%
Operating income (loss)	$4,391	$1,080	$(1,190)	$4,281	$2,130	$(288)	$(957)	$885

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses also include stock-based compensation expense of $466,000 and $211,000 in the three months ended May 31, 2012 and 2011, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     From time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims that its products or services cause injury or infringe the intellectual property of third parties, or claims concerning contract performance. While the outcome of any such claims and litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters pending at the present time would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2012, as filed with the Securities and Exchange Commission on April 26, 2012, and include the following areas:

  Allowance for doubtful accounts;
  Inventory write-downs;
  Product warranties;
  Deferred income tax assets and uncertain tax positions;
  Impairment assessments of purchased intangible assets and other long-lived assets;
  Stock-based compensation expense; and
  Revenue recognition.

     As discussed in Note 2 to the accompanying unaudited consolidated financial statements, the Company is accounting for Navman Wireless Asset Purchase Agreement under FASB ASC Topic 805, “Business Combinations”, which provides guidance on the accounting and reporting for transactions that represent business combinations to be accounted for under the acquisition method. This method requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill.

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

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended May 31,
	2012		2011
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$31,671	72.2%	$22,037	63.8%
Satellite	12,190	27.8%	12,517	36.2%
Total	$43,861	100.0%	$34,554	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2012		2011
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$11,745	85.9%	$8,604	91.2%
Satellite	1,931	14.1%	828	8.8%
Total	$13,676	100.0%	$9,432	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Three Months Ended May 31,
	2012		2011
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$4,391	10.0%	$2,130	6.2%
Satellite	1,080	2.5%	(288)	(0.8%)
Corporate expenses	(1,190)	(2.7%)	(957)	(2.8%)
Total	$4,281	9.8%	$885	2.6%

     Revenue

     Wireless DataCom revenue increased by $9.6 million, or 44%, to $31.7 million in the first quarter of fiscal 2013 compared to the fiscal 2012 first quarter due primarily to increased revenue in the Company’s Mobile Resource Management (MRM) business and significant revenue contribution from railroad Positive Train Control products.

     Satellite revenue decreased $0.3 million, or 3%, to $12.2 million in the three months ended May 31, 2012 from $12.5 million for the same period in the previous fiscal year. The decrease in Satellite revenue was due to a product mix change.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $3.1 million to $11.7 million in the fiscal 2013 first quarter compared to $8.6 million in the first quarter of last year primarily as a result of higher revenue. Wireless DataCom's gross margin decreased to 37.1% in the first quarter of fiscal 2013 from 39.0% in the first quarter of fiscal 2012 primarily due to MRM revenues constituting a greater proportion of the Wireless DataCom revenues in the latest quarter. MRM products tend to have lower gross profit margins than other Wireless DataCom products and services.

     Satellite gross profit increased by $1.1 million in the fiscal 2013 first quarter compared to the first quarter of last year, while gross margin improved to 15.8% in the first quarter of fiscal 2013 from 6.6% in the first quarter of fiscal 2012. These improvements are primarily the result of the Company’s transition to a variable cost operating model in which substantially all of the satellite products are now manufactured by off-shore subcontractors.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development expense was relatively unchanged from $3,104,000 in the first quarter of last year to $3,172,000 this year.

     Consolidated selling expense increased from $2,592,000 in the first quarter of last year to $2,808,000 in the first quarter of this year due primarily to higher payroll expense as a result of additional sales personnel and higher sales commissions expense.

     Consolidated general and administrative expenses increased from $2,499,000 in the first quarter of last year to $3,098,000 in the first quarter of this year due to higher stock-based compensation and incentive expenses. The higher stock-based compensation of $346,000 is primarily due to remeasurement and acceleration of expense recognition of the equity awards held by the Company’s former CEO and current Vice Chairman of the Board of Directors. These equity awards were originally scheduled to vest at various dates in 2013 and 2014, and are now scheduled to vest on July 31, 2012 pursuant to an amendment on March 1, 2012 of the former CEO’s employment agreement. Higher incentive expense of $170,000 was recorded in the first quarter of this year compared to last year as a result of the Company’s improving operating results.

     Amortization of intangibles decreased from $352,000 in the first quarter of last year to $317,000 in the first quarter of this year. The decrease is attributable to some intangible assets that became fully amortized in fiscal 2012, partially offset by $50,000 amortization expense of intangibles acquired pursuant to the Navman Wireless Asset Purchase Agreement.

     Non-operating Expense, Net

     Non-operating expense decreased $266,000 from the first quarter of last year to the first quarter of this year due primarily to net interest expense being lower by $310,000. In the first quarter of last year the Company had 12% subordinated promissory notes outstanding in the aggregate principal amount of $5,000,000. These subordinated notes were paid off in August 2011.

     Income Tax Provision

     No income tax provision, other than minimum income taxes, was recorded during the quarters ended May 31, 2012 and May 31, 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility with Square 1 Bank comprised of a term loan and a revolver that provides for aggregate borrowings of up to $12 million. The maturity date of the credit facility is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At May 31, 2012, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,200,000. The term loan, which had an outstanding principal balance of $2,800,000 at May 31, 2012, is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the credit facility bear interest at Square 1 Bank's prime rate plus 1.0% per annum, and are secured by substantially all assets of the Company. At May 31, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. Interest on borrowings under the credit facility is payable monthly.

     The bank credit facility contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (commonly known as EBITDA or adjusted EBITDA) on a rolling six-month basis and a minimum debt coverage ratio. At May 31, 2012, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance.

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $7,315,000 at May 31, 2012, and the revolving line of credit with Square 1 Bank. During the quarter ended May 31, 2012, cash and cash equivalents increased by $1,714,000. During this quarter, cash was provided by operations in the amount of $3,195,000, proceeds from the exercise of stock options and warrants of $106,000, and collections on a note receivable of $140,000, partially offset by $1,000,000 cash paid pursuant to the Navman Wireless Asset Purchase Agreement, capital expenditures of $435,000, repayments of the bank term loan of $200,000, and payment of employee withholding taxes on the net share settlement of vested equity awards of $92,000.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2012 as filed with the Securities and Exchange Commission on April 26, 2012. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at May 31, 2012. Foreign currency gains (losses) included in the consolidated income statements for the three months ended May 31, 2012 and 2011 were $(26,000) and $7,000, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $12 million credit facility with Square 1 Bank would have an annual impact of approximately $120,000 on the Company's consolidated income statement assuming that the full amount of the facility was borrowed.

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

ITEM 1A. RISK FACTORS

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2012, for a discussion of factors that could materially affect the Company's business, financial condition or future results.

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

June 28, 2012	/s/ Richard Vitelle
Date	Richard Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)