Form 10-Q
period 2012-08-31
CalAmp Corp.
filed 2012-09-25
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 0-12182
_______________
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

     The number of shares outstanding of the registrant’s common stock as of September 14, 2012 was 29,625,335.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	August 31,	February 28,
Assets	2012	2012
Current assets:
Cash and cash equivalents	$10,235	$5,601
Accounts receivable, less allowance for doubtful accounts of
$390 and $254 at August 31, 2012 and February 28, 2012, respectively	19,617	14,383
Inventories	13,012	10,057
Deferred income tax assets	7,183	5,425
Prepaid expenses and other current assets	3,951	4,323
Total current assets	53,998	39,789

Property, equipment and improvements, net of
accumulated depreciation and amortization	2,399	1,761
Deferred income tax assets, less current portion	4,739	6,412
Goodwill and other intangible assets, net	6,657	2,738
Other assets	745	781
	$68,538	$51,481
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,444	$1,100
Accounts payable	14,318	9,523
Accrued payroll and employee benefits	3,593	4,405
Deferred revenue	6,107	6,305
Other current liabilities	3,191	2,268
Total current liabilities	29,653	23,601

Long-term debt	3,256	1,900
Other non-current liabilities	1,576	1,003

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
29,609 and 28,722 shares issued and outstanding
at August 31, 2012 and February 28, 2012, respectively	296	287
Additional paid-in capital	155,711	154,485
Accumulated deficit	(121,889)	(129,730)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	34,053	24,977
	$68,538	$51,481

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
Revenues	$43,987	$33,801	$87,848	$68,355

Cost of revenues	29,852	21,976	60,037	47,098

Gross profit	14,135	11,825	27,811	21,257

Operating expenses:
Research and development	3,657	2,679	6,829	5,783
Selling	3,173	2,852	5,981	5,444
General and administrative	3,052	3,030	6,150	5,529
Intangible asset amortization	475	310	792	662
Total operating expenses	10,357	8,871	19,752	17,418

Operating income	3,778	2,954	8,059	3,839

Non-operating expense:
Interest expense, net	(123)	(771)	(187)	(1,145)
Foreign currency translation account write-off	-	(801)	-	(801)
Other expense, net	21	(20)	(5)	(2)
Total non-operating expense	(102)	(1,592)	(192)	(1,948)

Income before income taxes	3,676	1,362	7,867	1,891

Income tax provision	(17)	(6)	(26)	(15)

Net income	$3,659	$1,356	$7,841	$1,876

Earnings per share:
Basic	$0.13	$0.05	$0.28	$0.07
Diluted	$0.12	$0.05	$0.27	$0.07

Shares used in computing earnings per share:
Basic	28,476	27,524	28,201	27,441
Diluted	29,692	28,310	29,478	28,268

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
Net income	$3,659	$1,356	$7,841	$1,876

Other comprehensive income, net of tax:
Reclassification adjustment for foreign
currency loss included in net income	-	801	-	801

Comprehensive income	$3,659	$2,157	$7,841	$2,677

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Six Months Ended
	August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,841	$1,876
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	1,260	1,385
Stock-based compensation expense	1,672	1,099
Amortization of debt issue costs and discount	22	724
Write-off of currency translation account of foreign subsidiary	-	801
Deferred tax assets, net	(85)	-
Other	15	-
Changes in operating assets and liabilities:
Accounts receivable	(5,234)	2,291
Inventories	(2,955)	(1,954)
Prepaid expenses and other assets	103	(649)
Accounts payable	4,795	(485)
Accrued liabilities	(28)	432
Deferred revenue	(198)	(129)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,208	5,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(920)	(389)
Navman Wireless asset purchase agreement	(1,000)	-
Collections on note receivable	283	298
NET CASH USED IN INVESTING ACTIVITIES	(1,637)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank line of credit	-	(2,215)
Proceeds (repayments) of bank term loan	(500)	3,000
Repayment of subordinated notes payable	-	(5,000)
Payment of debt issue costs	-	(63)
Payment of withholding taxes on vested employee equity awards	(2,515)	(1,016)
Proceeds from exercise of stock options and warrants	2,078	9
NET CASH USED IN FINANCING ACTIVITIES	(937)	(5,285)

Net change in cash and cash equivalents	4,634	15
Cash and cash equivalents at beginning of period	5,601	4,241
Cash and cash equivalents at end of period	$10,235	$4,256

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data connectivity services for critical networked communication and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2012 fell on February 25, 2012. Fiscal 2013, a 53-week year, will end on March 2, 2013. The actual interim periods ended on August 25, 2012 and August 27, 2011, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2012 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 26, 2012.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at August 31, 2012 and its results of operations for the three and six months ended August 31, 2012 and 2011. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The purchase price for the products and technologies acquired from Navman pursuant to the Asset Purchase Agreement was $4,902,000, comprised of $1,000,000 paid in cash at closing, a non-interest bearing note payable with a present value of $3,080,000 at the time of issuance, and the fair value of estimated contingent royalties consideration of $822,000 for sales by CalAmp during the first three years of certain products acquired from Navman under the Asset Purchase Agreement. The note payable has a face value of $4,000,000, and is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement.

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

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed later in the current fiscal year. Following is a preliminary purchase price allocation (in thousands):

Purchase Price		$4,902
Fair value of net assets acquired:
Property and equipment	$200
Supply Contract	2,220
Developed/core technology	500
Customer lists	710
Covenants not to compete	170
Assumed liabilities	(10)
Total fair value of net assets acquired		3,790
Goodwill		$1,112

     The goodwill arising from this transaction is deductible for income tax purposes, and is assigned to the Company’s Wireless DataCom segment. This goodwill is primarily attributable to the benefit of having an assembled workforce in New Zealand and the value that the Company expects to receive from the Supply Agreement beyond its five year term.

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	August 31,	February 28,
	2012	2012
Raw materials	$10,531	$8,648
Work in process	131	77
Finished goods	2,350	1,332
	$13,012	$10,057

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		August 31, 2012			February 28, 2012
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	N/A	$1,112	$-	$1,112	$-	$-	$-
Supply Contract	5 years	2,220	137	2,083	-	-	-
Developed/core technology	2-7 years	3,001	2,163	838	2,853	2,154	699
Tradename	7 years	2,130	456	1,674	2,130	304	1,826
Customer lists	5-7 years	1,848	1,072	776	1,268	1,075	193
Covenants not to compete	5 years	262	103	159	115	114	1
Patents	5 years	41	26	15	41	22	19
		$10,614	$3,957	$6,657	$6,407	$3,669	$2,738

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

2013 (remainder)	$987
2014	1,334
2015	971
2016	924
2017	924
Thereafter	405
$5,545

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     The Company has a credit facility with Square 1 Bank comprised of a term loan and a revolver that provides for aggregate borrowings of up to $12 million. The maturity date of the credit facility is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At August 31, 2012, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,500,000. The term loan, which had an outstanding principal balance of $2,500,000 at August 31, 2012, is repayable at the rate of $100,000 per month. All borrowings under the credit facility bear interest at Square 1 Bank's prime rate plus 1.0% per annum, and are secured by substantially all assets of the Company. At August 31, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. Interest on borrowings under the credit facility is payable monthly.

     The bank credit facility contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (commonly known as EBITDA or adjusted EBITDA) on a rolling six-month basis and a minimum debt coverage ratio. At August 31, 2012, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance.

Debt

     Debt is comprised of the following (in thousands):

	August 31, 2012	February 28, 2012
Bank term loan	$2,500	$3,000
Non-interest bearing $4,000 promissory note payable
to Navman, less unamortized discount of $800	3,200	-
	5,700	3,000
Less portion due within one year	(2,444)	(1,100)
Long-term debt	$3,256	$1,900

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

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	August 31, 2012	February 28, 2012
Deferred rent	$272	$279
Deferred revenue	864	724
Contingent royalties consideration payable to Navman	440	-
	$1,576	$1,003

     The contingent royalties consideration in the aggregate fair value amount of $857,000 at August 31, 2012 is payable to Navman at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years.

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

     At August 31, 2012, the Company had a net deferred income tax asset balance of $11,922,000. The current portion of the deferred tax assets is $7,183,000 and the non-current portion is $4,739,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $47.4 million and a valuation allowance of $35.5 million.

     No income tax provision, other than minimum income taxes in the U.S. and foreign income taxes, was recorded during the three and six-month periods ended August 31, 2012 and 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income for U.S. federal and state income taxes.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Basic weighted average number of common
shares outstanding	28,476	27,524	28,201	27,441
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	1,216	786	1,277	827
Diluted weighted average number of common
shares outstanding	29,692	28,310	29,478	28,268

     Shares underlying stock options of 457,000 at August 31, 2012 and shares underlying stock options and warrants of 2,216,000 at August 31, 2011 were excluded from the calculations of diluted earnings per share for the three and six months then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Cost of revenues	$32	$(3)	$59	$40
Research and development	111	94	209	176
Selling	84	48	147	93
General and administrative	587	428	1,257	790
	$814	$567	$1,672	$1,099

     Changes in the Company's outstanding stock options during the six months ended August 31, 2012 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price
Outstanding at February 28, 2012	2,163	$4.78
Granted	84	7.01
Exercised	(241)	2.45
Forfeited or expired	(125)	3.90
Outstanding at August 31, 2012	1,881	$5.24
Exercisable at August 31, 2012	1,601	$5.44

     In July 2012, the Company retained 93,691 option shares of 168,000 stock options held by a former executive officer of the Company that were exercised on a net share settlement basis. The retained shares were withheld to cover the option exercise price and minimum required statutory amount of withholding taxes.

     Changes in the Company's unvested restricted stock shares and restricted stock units (“RSUs”) during the six months ended August 31, 2012 were as follows (shares and RSUs in thousands):

	Number of Shares and RSUs	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2012	1,929	$2.71
Granted	426	7.47
Vested	(901)	2.54
Forfeited	(97)	2.67
Outstanding at August 31, 2012	1,357	$4.33

     During the six months ended August 31, 2012, the Company retained 303,524 of the 900,600 shares that vested under restricted stock and RSU awards to cover the minimum required statutory amount of employee withholding taxes.

     During the six months ended August 31, 2012, the Company received cash of $1,869,000 from the exercise of 480,000 common stock purchase warrants that were held by non-affiliates of the Company. In addition, the Company retained 1,360 shares to pay for the exercise price of 2,500 warrants beneficially held by an executive officer of the Company that were exercised on a net share settlement basis.

     As of August 31, 2012, there was $6.3 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.7 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 21% and 24% of consolidated revenues for the quarters ended August 31, 2012 and 2011, respectively, and accounted for 24% and 30% of consolidated revenues for the respective six-month periods then ended. This customer accounted for 14% and 33% of consolidated net accounts receivable at August 31, 2012 and February 28, 2012, respectively. One customer of the Company's Wireless DataCom segment accounted for 11% of consolidated revenue for the three months ended August 31, 2011.

     A substantial portion of the Company’s inventory is purchased from one supplier which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 53% and 50% of Company's total inventory purchases in the six months ended August 31, 2012 and 2011, respectively. As of August 31, 2012, this supplier accounted for 50% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the six months ended August 31, 2012 and 2011 is as follows (in thousands):

	Six Months Ended August 31,
	2012	2011
Balance at beginning of period	$994	$700
Charged to costs and expenses	429	467
Deductions	(174)	(305)
Balance at end of period	$1,249	$862

     Accrued warranty costs are included in other current liabilities in the consolidated balance sheets at August 31, 2012 and February 28, 2012.

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended August 31,
	2012	2011
Interest expense paid	$62	$625
Income tax paid	$88	$8

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended August 31,
	2012	2011
Acquisition of Navman Wireless product lines on May 7, 2012:

Non-interest bearing $4,000 promissory note issued
to Navman Wireless, less unamortized discount of $920	$3,080	$-

Accrued liability for earn-out consideration payable
to Navman Wireless	$822	$-

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended August 31, 2012				Three Months Ended August 31, 2011
	Operating Segments				Operating Segments
	Wireless DataCom	Satellite	Corporate	Total	Wireless DataCom	Satellite	Corporate	Total
Revenues	$34,173	$9,814		$43,987	$25,523	$8,278		$33,801
Gross profit	$12,429	$1,706		$14,135	$11,380	$445		$11,825
Gross margin	36.4%	17.4%		32.1%	44.6%	5.4%		35.0%
Operating income (loss)	$4,002	$749	$(973)	$3,778	$4,399	$(447)	$(998)	$2,954

	Six Months Ended August 31, 2012				Six Months Ended August 31, 2011
	Operating Segments				Operating Segments
	Wireless DataCom	Satellite	Corporate	Total	Wireless DataCom	Satellite	Corporate	Total
Revenues	$65,844	$22,004		$87,848	$47,560	$20,795		$68,355
Gross profit	$24,174	$3,637		$27,811	$19,984	$1,273		$21,257
Gross margin	36.7%	16.5%		31.7%	42.0%	6.1%		31.1%
Operating income (loss)	$8,393	$1,829	$(2,163)	$8,059	$6,529	$(735)	$(1,955)	$3,839

     The Company considers operating income (loss) to be the primary measure of profit or loss of its business segments. The amount shown for each period in the "Corporate" column above for operating income (loss) consists of corporate expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $358,000 and $218,000 in the three-month periods ended August 31, 2012 and 2011, respectively, and $825,000 and $429,000, respectively, in the six-month periods then ended.

     The Wireless DataCom segment revenue for the three and six month periods ended August 31, 2011 included a $3,000,000 patent sale for which there was no associated cost of revenue. Excluding the effects of this patent sale, the Wireless DataCom gross margin would have been 37.2% and 38.1% for the three and six month periods ended August 31, 2011, respectively.

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

RESULTS OF OPERATIONS

Overview

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data connectivity services for critical networked communications and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

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

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income (loss) by business segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2012		2011		2012		2011
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$34,173	77.7%	$25,523	75.5%	$65,844	75.0%	$47,560	69.6%
Satellite	9,814	22.3%	8,278	24.5%	22,004	25.0%	20,795	30.4%
Total	$43,987	100.0%	$33,801	100.0%	$87,848	100.0%	$68,355	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2012		2011		2012		2011
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$12,429	87.9%	$11,380	96.2%	$24,174	86.9%	$19,984	94.0%
Satellite	1,706	12.1%	445	3.8%	3,637	13.1%	1,273	6.0%
Total	$14,135	100.0%	$11,825	100.0%	$27,811	100.0%	$21,257	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2012		2011		2012		2011
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$4,002	9.1%	$4,399	13.0%	$8,393	9.6%	$6,529	9.6%
Satellite	749	1.7%	(447)	(1.3%)	1,829	2.1%	(735)	(1.1%)
Corporate expenses	(973)	(2.2%)	(998)	(3.0%)	(2,163)	(2.5%)	(1,955)	(2.9%)
Total	$3,778	8.6%	$2,954	8.7%	$8,059	9.2%	$3,839	5.6%

     Revenue

     Wireless DataCom revenue increased by $8.7 million, or 34%, to $34.2 million in the second quarter of fiscal 2013 compared to the fiscal 2012 second quarter. For the six months ended August 31, 2012, Wireless DataCom revenue increased by $18.3 million, or 38%, to $65.8 million compared to the same period of the prior year. These improvements were due primarily to continued strong demand for the Company’s Mobile Resource Management (MRM) products and significant revenue contribution from railroad Positive Train Control products.

     Satellite revenue increased by $1.5 million, or 19%, to $9.8 million in the three months ended August 31, 2012 from $8.3 million for the same period in the previous fiscal year. For the six months ended August 31, 2012, Satellite revenue increased by $1.2 million, or 6%, to $22.0 million from $20.8 million for the same period of the prior year. These increases in Satellite revenue were primarily due to the introduction of new products in the latter part of fiscal 2012.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $1.0 million to $12.4 million in the fiscal 2013 second quarter compared to $11.4 million in the second quarter of last year, and gross margin decreased to 36.4% in the second quarter of fiscal 2013 from 44.6% in the second quarter of fiscal 2012 due primarily to last year’s $3 million patent sale for which there was no associated cost of revenue. Excluding the effects of last year’s patent sale, the Wireless DataCom gross margin was relatively unchanged year-over-year.

     Wireless DataCom gross profit increased 21% to $24.2 million in the six months ended August 31, 2012, compared to $20.0 million for the same period of the prior year. Wireless DataCom gross margin decreased from 42.0% in the first half of fiscal 2012 to 36.7% in the first half of fiscal 2013 due primarily to the last year’s patent sale. Excluding the effects of last year’s patent sale, the Wireless DataCom gross margin was down by 1.4% year-over-year.

     Satellite gross profit increased by $1.3 million to $1.7 million in the fiscal 2013 second quarter compared to the second quarter of last year. Satellite's gross margin increased to 17.4% in the fiscal 2013 second quarter from 5.4% in the second quarter of last year. These increases are due to higher revenue, change in product mix, and the conversion to a variable cost operating model in which substantially all of the satellite products are now manufactured by off-shore subcontractors.

     The Satellite segment had gross profit of $3.6 million for the six months ended August 31, 2012, compared with gross profit of $1.3 million for the same period last year. Satellite gross margin was 16.5% for the six months ended August 31, 2012, compared to 6.1% for the same period last year. These increases are attributable to the same factors cited above for the three month periods.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense increased by $1.0 million to $3.7 million in the second quarter of fiscal 2013 from $2.7 million in the second quarter of last year. For the six-month year-to-date periods, R&D expenses increased by $1.0 million from $5.8 million last year to $6.8 million this year. These increases were due primarily to increased salaries expense from additional R&D personnel in the MRM business and higher consulting and outside services.

     Consolidated selling expenses increased by $0.3 million to $3.2 million in the second quarter of this year from $2.9 million last year. For the six-month year-to-date periods, selling expenses increased by $0.6 million from $5.4 million last year to $6.0 million this year. These year-over-year increases are due primarily to higher payroll expense as a result of additional sales personnel and higher sales commissions expense.

     Consolidated general and administrative expenses ("G&A") were relatively unchanged in the second quarter of this year compared to the prior year. For the six-month periods, consolidated G&A increased by $0.6 million to $6.1 million for fiscal 2013 from $5.5 million last year due to higher stock-based compensation. The stock-based compensation increased by $467,000 due primarily from the remeasurement and acceleration of expense recognition of the equity awards held by the Company’s former CEO. These equity awards vested on July 31, 2012 pursuant to an amendment on March 1, 2012 of the former CEO’s employment agreement.

     Amortization of intangibles increased from $310,000 in the second quarter of last year to $475,000 in the second quarter of this year. For the six-month periods, amortization of intangibles increased to $792,000 this year from $662,000 last year. These increases are attributable to the current year amortization expense related to the intangibles acquired pursuant to the Navman Wireless Asset Purchase Agreement, partially offset by some intangible assets that became fully amortized in fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense decreased $1.5 million from the second quarter of last year to the second quarter of this year. This decrease occurred because last year’s non-operating expense included $801,000 cumulative foreign currency translation account losses related to the Company’s investment in its French subsidiary that were written off as a result of the decision to shut down this subsidiary, and a $462,000 write-off of the remaining unamortized debt discount and issue costs on the 12% subordinated notes payable that were repaid last year.

     Non-operating expense was $192,000 in the six months ended August 31, 2012, compared to non-operating expense of $1,948,000 in the six months ended August 31, 2011 due primarily to the reasons noted above.

     Income Tax Provision

     No income tax provision, other than minimum income taxes in the U.S. and foreign income taxes, was recorded during the three and six-month periods ended August 31, 2012 and 2011 because of the existence of net operating loss carryforwards (“NOLs”) that offset the pre-tax income for U.S. federal and state income taxes. The Company currently has a valuation allowance that offsets the future tax benefits associated with unutilized NOLs. As a result of the Company’s return to profitability starting last fiscal year, this valuation allowance is being reduced as taxable income is generated and NOLs are utilized. In addition, at the end of the current fiscal year the Company expects to recognize an income tax benefit of roughly $20 million that represents the tax savings associated with the remaining NOLs that are expected to be utilized in future years. Beginning next fiscal year, the Company expects that its effective income tax rate will revert to a more typical level of around 40% based on full federal and state statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility with Square 1 Bank comprised of a term loan and a revolver that provides for aggregate borrowings of up to $12 million. The maturity date of the credit facility is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At August 31, 2012, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,500,000. The term loan, which had an outstanding principal balance of $2,500,000 at August 31, 2012, is repayable at the rate of $100,000 per month beginning April 2012. All borrowings under the credit facility bear interest at Square 1 Bank's prime rate plus 1.0% per annum, and are secured by substantially all assets of the Company. At August 31, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. Interest on borrowings under the credit facility is payable monthly.

     The bank credit facility contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (commonly known as EBITDA or adjusted EBITDA) on a rolling six-month basis and a minimum debt coverage ratio. At August 31, 2012, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance.

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $10,235,000 at August 31, 2012, and the revolving line of credit with Square 1 Bank. During the six months ended August 31, 2012, cash and cash equivalents increased by $4,634,000. During this period, cash was provided by operations in the amount of $7,208,000, proceeds from the exercise of stock options and warrants of $2,078,000, and collections on a note receivable of $283,000, partially offset by $1,000,000 cash paid pursuant to the Navman Wireless Asset Purchase Agreement, capital expenditures of $920,000, repayments of the bank term loan of $500,000, and payment of employee withholding taxes on the net share settlement of vested equity awards and option exercises of $2,515,000.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, the effects of the proposed automatic federal budget cuts if the scheduled sequester were to take effect in early 2013, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth under the caption "Risk Factors" in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2012 as filed with the Securities and Exchange Commission on April 26, 2012. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at August 31, 2012. Foreign currency gains (losses) included in the consolidated income statements are as follows (in thousands):

Three Months Ended		Six Months Ended
August 31,		August 31,
2012	2011	2012	2011
$23	$(6)	$(3)	$(13)

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

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation reflecting the increase in authorized common stock from 40 million to 80 million shares

Exhibit 31.1 -	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 -	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 25, 2012	/s/ Richard Vitelle
Date	Richard Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)