Form 10-Q
period 2012-11-30
CalAmp Corp.
filed 2012-12-20
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

     The number of shares outstanding of the registrant’s common stock as of December 19, 2012 was 29,820,451.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	November 30,	February 28,
Assets	2012	2012
Current assets:
Cash and cash equivalents	$13,560	$5,601
Accounts receivable, less allowance for doubtful accounts of
$423 and $254 at November 30, 2012 and February 28, 2012, respectively	20,867	14,383
Inventories	13,237	10,057
Deferred income tax assets	6,459	5,425
Prepaid expenses and other current assets	3,371	4,323
Total current assets	57,494	39,789

Property, equipment and improvements, net of
accumulated depreciation and amortization	2,614	1,761
Deferred income tax assets, less current portion	5,378	6,412
Goodwill and other intangible assets, net	6,191	2,738
Other assets	905	781
	$72,582	$51,481
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,539	$1,100
Accounts payable	13,046	9,523
Accrued payroll and employee benefits	4,254	4,405
Deferred revenue	5,794	6,305
Other current liabilities	3,048	2,268
Total current liabilities	28,681	23,601

Long-term debt	2,796	1,900
Other non-current liabilities	1,770	1,003

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
29,813 and 28,722 shares issued and outstanding
at November 30, 2012 and February 28, 2012, respectively	298	287
Additional paid-in capital	156,836	154,485
Accumulated deficit	(117,734)	(129,730)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders’ equity	39,335	24,977
	$72,582	$51,481

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Revenues	$44,340	$32,752	$132,188	$101,107

Cost of revenues	30,308	22,583	90,345	69,681

Gross profit	14,032	10,169	41,843	31,426

Operating expenses:
Research and development	3,564	2,622	10,393	8,405
Selling	2,982	2,731	8,963	8,175
General and administrative	2,699	2,606	8,849	8,135
Intangible asset amortization	475	310	1,267	972
Total operating expenses	9,720	8,269	29,472	25,687

Operating income	4,312	1,900	12,371	5,739

Non-operating expense:
Interest expense, net	(129)	(71)	(316)	(1,216)
Foreign currency translation account write-off	-	-	-	(801)
Other expense, net	(9)	(101)	(14)	(103)
Total non-operating expense	(138)	(172)	(330)	(2,120)

Income before income taxes	4,174	1,728	12,041	3,619

Income tax provision	(19)	(28)	(45)	(43)

Net income	$4,155	$1,700	$11,996	$3,576

Earnings per share:
Basic	$0.14	$0.06	$0.42	$0.13
Diluted	$0.14	$0.06	$0.40	$0.13

Shares used in computing earnings per share:
Basic	29,210	27,869	28,537	27,583
Diluted	30,096	28,800	29,684	28,445

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net income	$4,155	$1,700	$11,996	$3,576

Other comprehensive income, net of tax:
Reclassification adjustment for foreign
currency loss included in net income	-	-	-	801

Comprehensive income	$4,155	$1,700	$11,996	$4,377

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Nine Months Ended
	November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,996	$3,576
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	1,995	1,899
Stock-based compensation expense	2,292	1,737
Amortization of debt issue costs and discount	248	733
Write-off of currency translation account of foreign subsidiary	-	801
Other	15	1
Changes in operating assets and liabilities:
Accounts receivable	(6,484)	1,059
Inventories	(3,180)	(2,519)
Prepaid expenses and other assets	365	1,498
Accounts payable	3,523	(2,022)
Accrued liabilities	564	1,020
Deferred revenue	(511)	(284)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,823	7,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,396)	(681)
Navman Wireless asset purchase agreement	(1,000)	-
Collections on note receivable	430	431
Other	(8)	(1)
NET CASH USED IN INVESTING ACTIVITIES	(1,974)	(251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank line of credit	-	(4,013)
Debt proceeds (repayments)	(960)	3,000
Repayment of subordinated notes payable	-	(5,000)
Payment of debt issue costs	-	(65)
Payment of withholding taxes on vested employee equity awards	(2,551)	(1,032)
Proceeds from exercise of stock options and warrants	2,621	14
NET CASH USED IN FINANCING ACTIVITIES	(890)	(7,096)

Net change in cash and cash equivalents	7,959	152
Cash and cash equivalents at beginning of period	5,601	4,241
Cash and cash equivalents at end of period	$13,560	$4,393

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

NOTE 1 -	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data connectivity products and services for critical networked communication and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2012 fell on February 25, 2012. Fiscal 2013, a 53-week year, will end on March 2, 2013. The actual interim periods ended on November 24, 2012 and November 26, 2011, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2012 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 26, 2012.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2012 and its results of operations for the three and nine months ended November 30, 2012 and 2011. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

     All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

     The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of "FOB Destination" terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers generally do not have rights of return except for defective products returned during the warranty period. In the limited number of instances where customers have a right of return period, revenue is not recognized until the expiration of such period.

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

     The Company also undertakes projects that include the development of communication systems used for public safety and transportation applications that are designed to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current estimate of percentage complete and total estimated costs for a given contract indicates a loss, provision is made in the current period for the total anticipated loss on such contract. Costs and estimated earnings in excess of billings on uncompleted contracts arise when contract revenues have been recognized on the percentage-of-completion method in advance of when the amounts can be invoiced to the customers under the terms of the contracts. Such amounts are billable to the customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted this pronouncement in the first quarter ended May 31, 2012.

NOTE 2 – SUPPLY AGREEMENT AND ACQUISITION

     On May 7, 2012, the Company entered into a five-year supply agreement (the “Supply Agreement”) to provide at least $25 million of fleet tracking products to Navman Wireless, a privately held company (“Navman”). In conjunction with the Supply Agreement, the Company also entered into an asset purchase agreement on May 7, 2012 with Navman (the “Asset Purchase Agreement”) and established a research and development center in Auckland, New Zealand with an initial staff of 14 employees who transferred from Navman’s workforce.

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

     Following is the purchase price allocation (in thousands):

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

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	November 30,	February 28,
	2012	2012
Raw materials	$9,657	$8,648
Work in process	443	77
Finished goods	3,137	1,332
	$13,237	$10,057

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets are comprised as follows (in thousands):

		November 30, 2012			February 28, 2012
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	N/A	$1,112	$-	$1,112	$-	$-	$-
Supply Contract	5 years	2,220	248	1,972	-	-	-
Developed/core technology	2-7 years	3,001	2,367	634	2,853	2,154	699
Tradename	7 years	2,130	532	1,598	2,130	304	1,826
Customer lists	5-7 years	1,848	1,145	703	1,268	1,075	193
Covenants not to compete	5 years	262	111	151	115	114	1
Patents	5 years	41	20	21	41	22	19
		$10,614	$4,423	$6,191	$6,407	$3,669	$2,738

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated amortization expense to be recognized in the future is as follows (in thousands):

Fiscal Year
2013 (remainder)	$512
2014	1,336
2015	972
2016	926
2017	926
Thereafter	407
$5,079

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     The Company has a credit facility with Square 1 Bank comprised of a term loan and a revolver that provides for aggregate borrowings of up to $12 million. The maturity date of the credit facility is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At November 30, 2012, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,800,000. The term loan, which had an outstanding principal balance of $2,200,000 at November 30, 2012, is repayable at the rate of $100,000 per month. All borrowings under the credit facility bear interest at Square 1 Bank's prime rate plus 1.0% per annum, and are secured by substantially all assets of the Company. At November 30, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. Interest on borrowings under the credit facility is payable monthly.

     The bank credit facility contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization, stock compensation and other noncash charges (commonly known as EBITDA or adjusted EBITDA) on a rolling six-month basis and a minimum debt coverage ratio. At November 30, 2012, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance.

Debt

     Debt is comprised of the following (in thousands):

	November 30,	February 28,
	2012	2012
Bank term loan	$2,200	$3,000
Note payable to Navman	3,135	-
	5,335	3,000
Less portion due within one year	(2,539)	(1,100)
Long-term debt	$2,796	$1,900

     The Navman note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the quarter ended November 30, 2012, the Company made a payment of $160,000 on the note.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2012	2012
Deferred rent	$257	$279
Deferred revenue	1,143	724
Contingent royalties consideration payable to Navman	370	-
	$1,770	$1,003

     The contingent royalties consideration in the aggregate fair value amount of $894,000 at November 30, 2012 is payable to Navman at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. During the quarter ended November 30, 2012, the Company made a royalty payment of $8,000 to Navman.

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

     At November 30, 2012, the Company had a net deferred income tax asset balance of $11,837,000. The current portion of the deferred tax assets is $6,459,000 and the non-current portion is $5,378,000. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $45.2 million and a valuation allowance of $33.4 million.

     No income tax provision, other than minimum state income taxes in the U.S. and foreign income taxes, was recorded during the three and nine-month periods ended November 30, 2012 and 2011 because of the existence of net operating loss carryforwards that offset the pre-tax income for U.S. federal and state income taxes.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Basic weighted average number of common
shares outstanding	29,210	27,869	28,537	27,583
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	886	931	1,147	862
Diluted weighted average number of common
shares outstanding	30,096	28,800	29,684	28,445

     Shares underlying stock options of 411,000 at November 30, 2012 and shares underlying stock options and warrants of 1,737,000 at November 30, 2011 were excluded from the calculations of diluted earnings per share for the three and nine months then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Cost of revenues	$39	$30	$98	$70
Research and development	121	107	330	283
Selling	51	55	198	148
General and administrative	409	446	1,666	1,236
	$620	$638	$2,292	$1,737

     Changes in the Company's outstanding stock options during the nine months ended November 30, 2012 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2012	2,163	$4.78
Granted	84	7.01
Exercised	(417)	2.67
Forfeited or expired	(125)	3.90
Outstanding at November 30, 2012	1,705	$5.47
Exercisable at November 30, 2012	1,426	$5.74

     In July 2012, the Company retained 93,691 option shares of 168,000 stock options held by a former executive officer of the Company that were exercised on a net share settlement basis. The retained shares were withheld to cover the option exercise price and minimum required statutory amount of withholding taxes.

     Changes in the Company's unvested restricted stock shares and restricted stock units (“RSUs”) during the nine months ended November 30, 2012 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2012	1,929	$2.71
Granted	439	7.50
Vested	(913)	2.52
Forfeited	(110)	2.81
Outstanding at November 30, 2012	1,345	$4.40

     During the nine months ended November 30, 2012, the Company retained 307,901 of the 912,850 shares that vested under restricted stock and RSU awards to cover the minimum required statutory amount of employee withholding taxes.

     During the nine months ended November 30, 2012, the Company received cash of $1,889,000 from the exercise of 485,000 common stock purchase warrants that were held by non-affiliates of the Company. In addition, the Company retained 15,850 shares to pay for the exercise price of 32,500 warrants beneficially held by two officers and one director of the Company that were exercised on a net share settlement basis.

     As of November 30, 2012, there was $5.8 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.9 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 18% and 21% of consolidated revenues for the quarters ended November 30, 2012 and 2011, respectively, and accounted for 22% and 27% of consolidated revenues for the respective nine-month periods then ended. This customer accounted for 16% and 33% of consolidated net accounts receivable at November 30, 2012 and February 28, 2012, respectively.

     A substantial portion of the Company’s inventory is purchased from one supplier which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 52% and 50% of Company's total inventory purchases in the nine months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, this supplier accounted for 55% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Activity in the accrued warranty costs liability for the nine months ended November 30, 2012 and 2011 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2012	2011
Balance at beginning of period	$994	$700
Charged to costs and expenses	744	664
Deductions	(346)	(356)
Balance at end of period	$1,392	$1,008

     Accrued warranty costs are included in other current liabilities in the consolidated balance sheets at November 30, 2012 and February 28, 2012.

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2012	2011
Interest expense paid	$92	$696
Income tax paid	$153	$80

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	November 30,
	2012	2011
Acquisition of Navman Wireless product lines on May 7, 2012:

Non-interest bearing $4,000 promissory note issued
to Navman Wireless, less discount of $920	$3,080	$-

Accrued liability for earn-out consideration payable
to Navman Wireless	$822	$-

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three and nine months ended November 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended November 30, 2012				Three Months Ended November 30, 2011
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$36,334	$8,006		$44,340	$25,905	$6,847		$32,752
Gross profit	$12,612	$1,420		$14,032	$9,503	$666		$10,169
Gross margin	34.7%	17.7%		31.6%	36.7%	9.7%		31.0%
Operating income	$4,500	$498	$(686)	$4,312	$2,999	$(156)	$(943)	$1,900

	Nine Months Ended November 30, 2012				Nine Months Ended November 30, 2011
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$102,178	$30,010		$132,188	$73,465	$27,642		$101,107
Gross profit	$36,786	$5,057		$41,843	$29,487	$1,939		$31,426
Gross margin	36.0%	16.9%		31.7%	40.1%	7.0%		31.1%
Operating income	$12,893	$2,327	$(2,849)	$12,371	$9,528	$(891)	$(2,898)	$5,739

     The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above for operating income consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $142,000 and $234,000 in the three-month periods ended November 30, 2012 and 2011, respectively, and $967,000 and $663,000, respectively, in the nine-month periods then ended.

     The Wireless DataCom segment revenue for the nine months ended November 30, 2011 included a $3,000,000 patent sale for which there was no associated cost of revenue. Excluding the effects of this patent sale, the Wireless DataCom gross margin would have been 37.6% for the nine months ended November 30, 2011.

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

NOTE 14 – SUBSEQUENT EVENT

     On December 20, 2012, the Company signed a definitive agreement to acquire the operations of Wireless Matrix Corporation, a provider of fleet tracking applications and satellite communication services, for a cash payment of $53 million, subject to adjustment based on a closing net working capital target. CalAmp plans to finance the transaction using a combination of cash on hand and new debt and equity financing. For its fiscal year ended April 30, 2012, Wireless Matrix reported revenues of $33 million. The transaction is expected to close in March 2013.

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

RESULTS OF OPERATIONS

Overview

     CalAmp Corp. ("CalAmp" or the "Company") develops and markets wireless technology solutions that deliver data connectivity products and services for critical networked communications and other applications. The Company's two business segments are Wireless DataCom, which serves commercial, industrial and government customers, and Satellite, which focuses on the North American Direct Broadcast Satellite market.

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

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income by business segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2012		2011		2012		2011
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$36,334	81.9%	$25,905	79.1%	$102,178	77.3%	$73,465	72.7%
Satellite	8,006	18.1%	6,847	20.9%	30,010	22.7%	27,642	27.3%
Total	$44,340	100.0%	$32,752	100.0%	$132,188	100.0%	$101,107	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2012		2011		2012		2011
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$12,612	89.9%	$9,503	93.5%	$36,786	87.9%	$29,487	93.8%
Satellite	1,420	10.1%	666	6.5%	5,057	12.1%	1,939	6.2%
Total	$14,032	100.0%	$10,169	100.0%	$41,843	100.0%	$31,426	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2012		2011		2012		2011
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$4,500	10.1%	$2,999	9.2%	$12,893	9.8%	$9,528	9.4%
Satellite	498	1.1%	(156)	(0.5%)	2,327	1.8%	(891)	(0.9%)
Corporate expenses	(686)	(1.5%)	(943)	(2.9%)	(2,849)	(2.2%)	(2,898)	(2.9%)
Total	$4,312	9.7%	$1,900	5.8%	$12,371	9.4%	$5,739	5.7%

     Revenue

     Wireless DataCom revenue increased by $10.4 million, or 40%, to $36.3 million in the third quarter of fiscal 2013 compared to the fiscal 2012 third quarter. For the nine months ended November 30, 2012, Wireless DataCom revenue increased by $28.7 million, or 39%, to $102.2 million compared to the same period of the prior year. These improvements were due primarily to continued strong demand for the Company’s MRM products.

     Satellite revenue increased by $1.2 million, or 17%, to $8.0 million in the three months ended November 30, 2012 from $6.8 million for the same period in the previous fiscal year. For the nine months ended November 30, 2012, Satellite revenue increased by $2.4 million, or 9%, to $30.0 million from $27.6 million for the same period of the prior year. These increases in Satellite revenue were primarily due to the introduction of new products in the latter part of fiscal 2012.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $3.1 million to $12.6 million in the fiscal 2013 third quarter compared to $9.5 million in the third quarter of last year due mainly to increased MRM hardware revenue, and gross margin decreased to 34.7% in the third quarter of fiscal 2013 from 36.7% in the third quarter of fiscal 2012 primarily due to MRM revenues constituting a greater proportion of overall Wireless DataCom revenues in the latest quarter. MRM products tend to have lower gross profit margins than other Wireless DataCom products and services.

     Wireless DataCom gross profit increased 25% to $36.8 million in the nine months ended November 30, 2012, compared to $29.5 million for the same period of the prior year. Gross margin decreased to 36.0% in the nine months ended November 30, 2012 from 40.1% for the same period of the prior year due primarily to the last year’s patent sale of $3.0 million for which there was no associated cost of revenue. Excluding the effects of last year’s patent sale, the Wireless DataCom nine-month gross margin was down 1.6 points year-over-year.

     Satellite gross profit increased by $0.8 million to $1.4 million in the fiscal 2013 third quarter compared to the third quarter of last year. Satellite's gross margin increased to 17.7% in the fiscal 2013 third quarter from 9.7% in the third quarter of last year. These increases are due to higher revenue, change in product mix, and the conversion to a variable cost operating model in which substantially all of the satellite products are now manufactured by off-shore subcontractors.

     The Satellite segment had gross profit of $5.1 million for the nine months ended November 30, 2012, compared with gross profit of $1.9 million for the same period last year. Satellite gross margin was 16.9% for the nine months ended November 30, 2012, compared to 7.0% for the same period last year. These increases are attributable to the same factors cited above for the three month periods.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense increased by $1.0 million to $3.6 million in the third quarter of fiscal 2013 from $2.6 million in the third quarter of last year. For the nine-month year-to-date periods, R&D expenses increased by $2.0 million from $8.4 million last year to $10.4 million this year. These increases were due primarily to increased salaries expense from additional R&D personnel in the MRM business and higher consulting and outside services.

     Consolidated selling expenses increased by $0.3 million to $3.0 million in the third quarter of this year from $2.7 million last year. For the nine-month year-to-date periods, selling expenses increased by $0.8 million from $8.2 million last year to $9.0 million this year. These year-over-year increases are due primarily to higher payroll expense as a result of additional sales personnel and higher sales commission expense.

     Consolidated general and administrative expenses ("G&A") were relatively unchanged in the third quarter of this year compared to the prior year. For the nine-month periods, consolidated G&A increased by $0.7 million to $8.8 million for fiscal 2013 from $8.1 million last year due to higher stock-based compensation. The stock-based compensation increased by $430,000 due primarily to the remeasurement and acceleration of expense recognition of the equity awards held by the Company’s former CEO. These equity awards vested on July 31, 2012 pursuant to an amendment on March 1, 2012 of the former CEO’s employment agreement.

     Amortization of intangibles increased from $310,000 in the third quarter of last year to $475,000 in the third quarter of this year. For the nine-month periods, amortization of intangibles increased to $1,267,000 this year from $972,000 last year. These increases are attributable to the current year amortization expense related to the intangibles acquired pursuant to the Navman Wireless Asset Purchase Agreement, partially offset by some intangible assets that became fully amortized in fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense decreased slightly from the third quarter of last year to the third quarter of this year. Non-operating expense was $330,000 in the nine months ended November 30, 2012, compared to non-operating expense of $2,120,000 in the nine months ended November 30, 2011. This decrease is attributable to lower interest expense in the current year due to lower debt balances and borrowing rates, and the fact that last year’s non-operating expense included $801,000 of cumulative foreign currency translation account losses related to the Company’s investment in its French subsidiary that were written off as a result of the decision to shut down this subsidiary and a $462,000 write-off of the remaining unamortized debt discount and issue costs on the 12% subordinated notes payable that were repaid last year.

     Income Tax Provision

     No income tax provision, other than minimum state income taxes in the U.S. and foreign income taxes, was recorded during the three and nine-month periods ended November 30, 2012 and 2011 because of the existence of net operating loss carryforwards (“NOLs”) that offset the pre-tax income for U.S. federal and state income taxes. The Company currently has a valuation allowance that offsets the future tax benefits associated with unutilized NOLs. As a result of the Company’s return to profitability starting last fiscal year, this valuation allowance is being reduced as taxable income is generated and NOLs are utilized. In addition, at the end of the current fiscal year the Company expects to recognize an income tax benefit of roughly $25 million that represents the tax savings associated with the remaining NOLs and tax credit carryforwards that are expected to be utilized in future years. Beginning next fiscal year, the Company expects that its effective income tax rate will revert to a more typical level of around 40% based on full federal and state statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility with Square 1 Bank comprised of a term loan and a revolver that provides for aggregate borrowings of up to $12 million. The maturity date of the credit facility is August 15, 2014. The revolver borrowing limit is equal to the lesser of (a) $12 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At November 30, 2012, the Company had no outstanding borrowings under the revolver, and the amount available to borrow at that date amounted to $9,800,000. The term loan, which had an outstanding principal balance of $2,200,000 at November 30, 2012, is repayable at the rate of $100,000 per month. All borrowings under the credit facility bear interest at Square 1 Bank's prime rate plus 1.0% per annum, and are secured by substantially all assets of the Company. At November 30, 2012, the effective interest rate on the revolver and bank term loan was 4.25%. Interest on borrowings under the credit facility is payable monthly.

     The bank credit facility contains a financial covenant that requires the Company to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization and other noncash charges (commonly known as EBITDA or adjusted EBITDA) on a rolling six-month basis and a minimum debt coverage ratio. At November 30, 2012, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce the revolving loan principal balance.

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $13,560,000 at November 30, 2012, and the revolving line of credit with Square 1 Bank. During the nine months ended November 30, 2012, cash and cash equivalents increased by $7,959,000. During this period, cash was provided by operations in the amount of $10,823,000, proceeds from the exercise of stock options and warrants of $2,621,000, and collections on a note receivable of $430,000, partially offset by $1,000,000 cash paid pursuant to the Navman Wireless Asset Purchase Agreement, capital expenditures of $1,396,000, debt repayments of $960,000, and payment of employee withholding taxes on the net share settlement of vested equity awards and option exercises of $2,551,000.

     On December 20, 2012, the Company signed a definitive agreement to acquire the operations of Wireless Matrix Corporation, a provider of fleet tracking applications and satellite communication services, for a cash payment of $53 million, subject to adjustment based on a closing net working capital target. CalAmp plans to finance the transaction using a combination of cash on hand and new debt and equity financing. The transaction is expected to close in March 2013. The Company does not expect that the consummation of this transaction will adversely affect its liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at November 30, 2012. Foreign currency losses included in the consolidated income statements are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Foreign currency losses	$9	$103	$12	$116

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

ITEM 6. EXHIBITS

Exhibit 31.1	-	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Taxonomy Extension Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 20, 2012	/s/ Richard Vitelle
Date	Richard Vitelle
Vice President Finance & CFO
(Principal Financial Officer and
Chief Accounting Officer)