Form 10-K
period 2013-02-28
CalAmp Corp.
filed 2013-04-25
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 25, 2012 was approximately $184,430,000. As of April 15, 2013, there were 35,051,618 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

OUR COMPANY

     We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

     Our Wireless DataCom segment offers solutions to address the markets for Machine-to-Machine, or M2M, communications, Mobile Resource Management, or MRM, applications and other emerging applications that require anytime and everywhere connectivity. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote assets. Our extensive portfolio of intelligent communications devices, scalable cloud services platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering solutions globally in our core vertical markets in Energy, Government and Transportation. In addition, we anticipate significant future opportunities for adoption of our M2M and MRM solutions in Construction, Mining and Usage-Based Automobile Insurance vertical markets, as well as other emerging applications in additional markets.

     Our broad portfolio of wireless communications products includes asset tracking devices, targeted telematics platforms, fixed and mobile wireless gateways and full-featured, multi-mode wireless routers. These wireless networking elements underpin a wide range of proprietary and third party M2M and MRM solutions worldwide and are well-suited for applications demanding reliable connectivity. Our portfolio of M2M and MRM devices has been widely deployed with approximately 2 million devices currently in service around the world. We believe customers select our products based on their performance, optimized feature sets, configurability, long-term support, reliability and value. We believe that our deep understanding of the needs and the dynamics of our customers and their respective vertical markets and applications are key differentiators for CalAmp.

     In addition to our comprehensive product portfolio, our cloud-based software platforms facilitate integration of legacy and third party applications through simple Application Protocol Interfaces, or APIs, which enable our partners and customers to quickly bring full-featured M2M and MRM solutions to market. By leveraging our cloud-based device management platform, every device can be remotely managed, configured and upgraded throughout the entire deployment lifecycle. These solutions also easily integrate with wireless telecommunications carriers’ network management platforms, allowing our customers access to services that are essential to creating and supporting a comprehensive end-to-end solution.

     Our portfolio of connected devices is configured to report data on a user-defined basis seamlessly to new or existing software applications. We have a proven, scalable and targeted Software-as-a-Service, or SaaS, business and core competency. Our SaaS delivery model for our MRM applications enables rapid, cost-effective deployment of high value solutions for our customers and provides an opportunity to incrementally grow our recurring revenues. Over the last several years, we have steadily grown our base of SaaS subscribers. Our acquisition of the Wireless Matrix business, discussed in greater detail below, will further expand our SaaS offerings and is expected to grow this subscriber base and recurring revenues.

     The solutions offered through our Wireless DataCom segment address a wide variety of applications across key vertical markets. These markets are typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services, are expensive to deploy and operate, and are difficult to manage in real time or near real time. Our solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from these high-value remote and mobile assets. We believe our solutions benefit our customers in the following ways:

  Enabling comprehensive monitoring, control, tracking and management of valuable remote and mobile assets. Our solutions provide reliable two-way data communications and, in many cases, leverage high-precision GPS technology so customers can reliably locate and efficiently monitor and control the performance of their widely distributed business critical assets. Representative applications include asset tracking, stolen vehicle recovery, high-risk vehicle finance, asset security, remote vehicle start, and various M2M communications that improve our customers’ ability to control their valuable remote and mobile assets to achieve enhanced visibility, productivity and efficiency.

  Increasing productivity and optimizing performance of mobile workers. Commercial organizations, city and county governments, and a wide range of other enterprise customers rely on our products and systems to optimize delivery of services by their mobile workforces. These two-way applications not only enable key backend applications such as tracking, dispatch and route optimization, fleet diagnostics and maintenance, driver behavior monitoring and training and work-alone safety initiatives, but they also provide mobile workers with real-time access to critical business information, enhancing efficiency and enabling new services.

  Providing remote monitoring, optimization and automation of critical functions of remote equipment. A number of our customers rely on our solutions for wireless data communications to and from outlying locations, permitting real-time monitoring, activation and control of remote equipment. These industrial monitoring and control applications include remote measuring of freshwater and wastewater flows through pipelines, monitoring pipeline flow for oil and gas transport, automated reading of utility meters, and monitoring smart grids, remote internet access and perimeters.

  Facilitating communication and coordination among emergency first-responders. Municipal, county and state governments, public safety agencies and emergency first-responders rely on our solutions for public safety mobile communications. We design and build multi-network wireless systems that permit first-responder fire, police and emergency medical services personnel to access data and communicate remotely with colleagues, dispatchers and back-office databases.

  Enabling emerging applications in a wirelessly connected world. We are engaged in a number of initiatives focused on deploying solutions that target novel applications for an array of customers in vertical markets including Public Safety, Insurance and the Rail industry, among others. Emerging applications of our solutions such as Usage-Based Automobile Insurance, Positive Train Control, or PTC, and the roll-out of the 4G LTE network for first responders are expected to drive growth in the future.

     Wireless Matrix Acquisition

     On March 4, 2013, we completed the acquisition of all the outstanding capital stock of Wireless Matrix USA, Inc. (“Wireless Matrix”). Under the terms of the agreement, we acquired Wireless Matrix for a cash payment of $52.9 million, subject to adjustment. The assets we acquired included cash of approximately $6 million.

     This strategic acquisition is consistent with our long-term growth strategy and strengthens our position as a leading provider of integrated wireless communications devices and software solutions for M2M and MRM deployments within our core industry vertical markets. We expect to leverage Wireless Matrix’s mobile workforce management and asset tracking applications to build upon our current product offerings for customers in Energy, Government and Transportation vertical markets. We also believe an opportunity exists to expand our turnkey offerings to global enterprise customers in new vertical markets such as Construction, Agriculture and Mining, among others. We further believe that the Wireless Matrix acquisition will accelerate our development roadmap and enable us to offer higher margin turnkey solutions for new and existing customers and to further increase our relevance with mobile network operators and key channel partners in the global M2M marketplace. We anticipate that the Wireless Matrix transaction will result in a meaningful increase in our subscription and SaaS-based revenues on both an absolute basis and as a percent of total revenues.

SATELLITE

     Our Satellite segment develops, manufactures and sells direct-broadcast satellite (“DBS”) outdoor customer premise equipment and whole home video networking devices for digital and high definition satellite television services. Our satellite products are sold primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

MANUFACTURING

     Electronic devices, components and made-to-order assemblies used in our products are generally obtained from a number of suppliers, although certain components are obtained from sole source suppliers. Some devices or components are standard items while others are manufactured to our specifications by its suppliers. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items, particularly those that are sole source materials or components, could have an adverse effect on the Company's operations.

     We outsource printed circuit board assembly to contract manufacturers in the Pacific Rim. Historically, we have performed final assembly and final test of our satellite products and some Wireless DataCom products at our principal facility in Oxnard, California. However, during fiscal 2012, we transitioned our principal satellite products to full turnkey production by off-shore contractors.

     A substantial portion of our products, components, and subassemblies are procured from foreign suppliers and contract manufacturers located primarily in Hong Kong and mainland China, Taiwan, and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of or any political instability in these countries, could cause disruption of the Company’s supply chain or otherwise disrupt the Company’s operations, which could adversely impact the Company’s business.

ISO 9001 INTERNATIONAL CERTIFICATION

     We became registered to ISO 9001:1994 in 1995. We upgraded our registration to ISO 9001:2000 in 2003, and upgraded once again to ISO 9001:2008 in 2010. ISO 9001:2008 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. We believe that ISO certification is important to our operations because most of our key customers expect their suppliers to have and maintain ISO certification. Registration assessments are performed by Underwriters Laboratories Inc. ("UL") according to the ISO 9001:2008 International Standard. We continually perform internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, with the next assessment scheduled for July 2013. We have maintained our ISO certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next Recertification Assessment is scheduled for July 2015.

RESEARCH AND DEVELOPMENT

     Each of the markets in which we compete is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, we have focused our research and development resources primarily on wireless communication systems for utilities, public safety and industrial monitoring and controls for mobile and fixed location IP data communication applications, GPS and cellular tracking products and services for MRM applications, and satellite DBS products. We have developed key technology platforms that can be leveraged across many of our businesses and applications. These include communications technology platforms based on proprietary licensed narrowband UHF and VHF frequency radios and modems, standards-based unlicensed broadband wireless IP router/radio modems, and cellular-network based tracking units. In addition, development resources have been allocated to broadening existing product lines, reducing product costs, and improving performance through product redesign efforts.

     Research and development expenses in fiscal years 2013, 2012 and 2011 were $14,291,000, $11,328,000, and $11,125,000, respectively. During this three-year period, our research and development expenses have ranged between 8% and 10% of annual consolidated revenues.

SALES AND MARKETING

     Our revenues are derived mainly from customers in the United States, which represented 82%, 89%, and 91% of consolidated revenues in fiscal 2013, 2012 and 2011, respectively.

     Our Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels with employees distributed across the U.S. The Wireless DataCom segment’s sales and marketing activities are supported internationally with sales personnel in Latin America, Israel and the United Kingdom.

     Our Satellite segment sells its products primarily to Echostar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located at our corporate headquarters in Oxnard, California.

     Customers that accounted for 10% or more of consolidated annual sales in any one of the last three years are as follows:

		Year Ended February 28,
Customer	Segment	2013	2012	2011
EchoStar	Satellite	22.1%	28.3%	31.0%

     EchoStar serves the North American DBS market. We believe that the loss of Echostar as a customer could have a material adverse effect on our financial position and results of operations.

COMPETITION

     Our markets are highly competitive. In addition, if the markets for our products grow, we anticipate increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than ours. We believe that competition in our markets is based primarily on performance, reputation, reliability, responsiveness and price. Our continued success in these markets will depend in part upon our ability to continue to innovate, design quality products at competitive prices and provide superior service to our customers.

Wireless DataCom

     We believe that the principal competitors for our wireless products include Motorola Solutions, GE, GenX, Spireon, Novatel Wireless, Xirgo, Sierra Wireless, Silver Spring Networks, Digi International, Trimble Navigation and Freewave.

Satellite

     We believe that the principal competitors for our DBS products include Sharp, Wistron NeWeb Corporation, Microelectronics Technology, and Global Invacom. Because we are typically not the sole source supplier of our satellite products, we are exposed to ongoing price and margin pressures in this business.

BACKLOG

     Our products are sold to customers that generally do not enter into long-term purchase agreements, and as a result our backlog at any given date is not generally significant in relation to our annual sales. In addition, because of customer order modifications, cancellations, or orders requiring wire transfers or letters of credit from international customers, our backlog at any point in time may not be indicative of sales for any future period.

INTELLECTUAL PROPERTY

     At February 28, 2013, we had 19 U.S. patents and 11 foreign patents in our Wireless DataCom business. In addition to our awarded patents, we have 12 patent applications in process.

Trademarks

     CalAmp and Dataradio are federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2013, we had approximately 340 employees and approximately 40 contracted production workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME	AGE	POSITION
Michael Burdiek	53	President and Chief Executive Officer
Garo Sarkissian	46	Vice President, Corporate Development
Richard Vitelle	59	Vice President, Finance, Chief Financial Officer and Corporate Secretary

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

     GARO SARKISSIAN joined the Company in 2005 and currently serves as Senior Vice President, Corporate Development. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments (GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer in 1988 and developed state-of-the-art RF power products over a span of 10 years for M/A Com and NEC.

     RICHARD VITELLE joined the Company in 2001 and currently serves as Executive Vice President, CFO and Secretary/Treasurer. Prior to joining the Company, he served as Vice President of Finance and CFO of SMTEK International, Inc., a publicly held electronics manufacturing services provider, where he was employed for a total of 11 years. Earlier in his career Mr. Vitelle served as a senior manager with Price Waterhouse.

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

     EchoStar accounted for 22% of the Company’s consolidated revenues for fiscal 2013. The loss of EchoStar as a customer, a deterioration in its overall business, or a decrease in its volume of sales, could result in decreased sales for us and could have a material adverse impact on our ability to grow our business. A substantial decrease or interruption in business from this key customer could result in write-offs or in the loss of future business and could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     Information about the Company’s competitors is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading "COMPETITION".

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

     Sales to customers outside the U.S. accounted for 18%, 11% and 9% of CalAmp’s total sales for the fiscal years ended February 28, 2013, 2012 and 2011, respectively. Assuming that we continue to sell our products to foreign customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

     There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations, including as a result of the Eurozone concerns, could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we generate more than 10% of our revenues outside the United States, fluctuations in foreign currencies can have an impact on our results of operations which are expressed in U.S. dollars. In addition, currency variations can adversely affect profit margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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

Our competitors have or may obtain patents that could restrict our ability to offer our hardware solutions, software and services, or subject us to additional costs, which could impede our ability to offer our hardware solutions, software and services and otherwise adversely affect us. We may, from time to time, also be subject to litigation over intellectual property rights or other commercial issues.

     Several of our competitors have obtained and can be expected to obtain patents that cover hardware solutions, software and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all existing patents held by our competitors or other third parties containing claims that may pose a risk of our infringement on such claims by our hardware solutions, software and services. In addition, patent applications in the United States may be confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our hardware solutions, software and services may infringe on future patent rights held by others.

     Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may initiate litigation to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our hardware solutions, software and services. Furthermore, because of technological changes in the M2M industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our hardware solutions, software, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

     In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is a significant business risk, and some third parties are pursuing a litigation strategy with the goal of monetizing otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing any intellectual property rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain hardware solutions, software and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on our financial condition and operating results, the results of such potential claims cannot be predicted with certainty. In any potential matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

The finite amount of radio frequency spectrum may restrict the growth of the wireless communications industry and demand for our products.

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

     If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if such third parties failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one to three-year terms. Some of these wireless carriers are, or could become our competitors, and if they compete with us, they may refuse to provide us with airtime on their networks.

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

     Our business operations require that we use and store personally identifiable information of our employees and certain customers. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our data or accounts. If a computer security breach affects our systems, it could damage our reputation and also expose us to litigation and possible liability, which could have a material adverse effect on our business, results of operations and financial condition.

Some CalAmp products are subject to mandatory regulatory approvals in the United States and other countries that are subject to change, which could make compliance costly and unpredictable.

     Some CalAmp products are subject to certain mandatory regulatory approvals in the United States, Canada and other countries in which it operates. In the United States, the Federal Communications Commission (“FCC”) regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone network. In Canada, similar regulations are administered by Industry Canada. Although CalAmp has obtained the required FCC and Industry Canada approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than Canada or the United States in which it currently sells its products or in which it may sell its products in the future.

We may be subject to product liability, warranty and recall claims, which may increase the costs of doing business and adversely affect our business, financial condition and results of operations.

     We are subject to a risk of product liability or warranty claims if our products or services actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain what we believe to be reasonable limits of insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our warranty expense has fluctuated between approximately 0.3% and 9.5% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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

     An increase in prevailing interest rates could have an immediate effect on the interest rates charged on our variable rate bank debt with Square 1 Bank, which rise and fall upon changes in interest rates on a periodic basis. Any increased interest expense associated with increases in interest rates affects our profitability and cash flow.

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

     Over the two-year period ended February 28, 2013, the price of CalAmp common stock as reported on The Nasdaq Stock Market ranged from a high of $11.50 to a low of $2.60. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

Risk Factors Relating to the Wireless Matrix Acquisition

We may be unable to successfully integrate Wireless Matrix’s business and realize the anticipated benefits of the acquisition.

     We will be required to devote significant management attention and resources to integrating the business practices and operations of Wireless Matrix into our company. Potential difficulties that we may encounter in the integration process include the following:

  the inability to combine the businesses of Wireless Matrix and CalAmp’s pre-existing operations in a manner that permits us to achieve the benefits we anticipate from the acquisition, including cost savings and other synergies;

  lost sales if customers of either Wireless Matrix or us decide not to do business with us after the acquisition;

  the failure to retain key employees of either Wireless Matrix or us;

  potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with the acquisition; and

  difficulties in applying our operating and administrative control policies and procedures to Wireless Matrix.

     For all these reasons, it is possible that the integration process following the Wireless Matrix acquisition could divert management’s attention, disrupt our ongoing business, or otherwise prove unsuccessful. Any such issues could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

We expect to incur transaction and integration expenses related to the Wireless Matrix acquisition.

     We expect to incur certain expenses in connection with completing the Wireless Matrix acquisition and integrating Wireless Matrix’s operations, policies and procedures with ours, some of which may be significant. While we have assumed that a certain amount of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our principal facilities at the end of fiscal 2013, all leased, were as follows:

	Square
Location	Footage	Use
Oxnard, California	98,000	Corporate office, Satellite offices and
		principal manufacturing plant
Carlsbad, California	18,000	Wireless DataCom offices
Irvine, California	7,000	Wireless DataCom offices
Chaska, Minnesota	5,000	Wireless DataCom offices
Waseca, Minnesota	10,000	Wireless DataCom offices
Montreal, Quebec, Canada	8,000	Wireless DataCom offices
Auckland, New Zealand	4,000	Wireless DataCom offices

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2013
1st Quarter	$4.14	$6.79
2nd Quarter	$5.80	$8.55
3rd Quarter	$6.77	$9.72
4th Quarter	$7.65	$11.50

Fiscal Year Ended February 28, 2012
1st Quarter	$2.90	$3.38
2nd Quarter	$2.70	$3.98
3rd Quarter	$2.60	$4.49
4th Quarter	$4.00	$5.14

     At March 31, 2013, the Company had approximately 1,650 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 6,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2013	2012	2011	2010	2009
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$180,579	$138,728	$114,333	$112,113	$98,370
Cost of revenues	123,686	96,709	84,775	89,723	60,244
Gross profit	56,893	42,019	29,558	22,390	38,126
Operating expenses:
Research and development	14,291	11,328	11,125	10,943	12,899
Selling	12,725	11,060	10,503	9,542	8,959
General and administrative	12,154	10,984	8,858	10,523	12,087
Intangible asset amortization	1,743	1,277	1,132	1,367	4,429
Impairment loss	-	-	-	-	44,736
Total operating expenses	40,913	34,649	31,618	32,375	83,110
Operating income (loss)	15,980	7,370	(2,060)	(9,985)	(44,984)
Non-operating expense, net	(532)	(2,091)	(1,395)	(2,240)	(911)
Income (loss) before income taxes	15,448	5,279	(3,455)	(12,225)	(45,895)
Income tax benefit (provision)	29,178	(61)	172	1,374	(3,770)
Net income (loss)	$44,626	$5,218	$(3,283)	$(10,851)	$(49,665)

Earnings (loss) per share:
Basic	$1.54	$0.19	$(0.12)	$(0.43)	$(2.01)
Diluted	$1.49	$0.18	$(0.12)	$(0.43)	$(2.01)

	February 28,
	2013	2012	2011	2010	2009
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$106,769	$39,789	$38,103	$37,490	$44,175
Current liabilities	$28,949	$23,601	$32,869	$33,095	$45,458
Working capital (deficit)	$77,820	$16,188	$5,234	$4,395	$(1,283)
Current ratio	3.7	1.7	1.2	1.1	1.0
Total assets	$150,771	$51,481	$55,485	$56,953	$69,647
Long-term debt	$2,434	$1,900	$4,460	$4,170	$-
Stockholders' equity	$117,549	$24,977	$17,602	$19,199	$23,199

     Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, asset impairment charges, financing transactions and other significant events, as follows:

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

  In fiscal 2013, the Company recognized an income tax benefit of $29.2 million, primarily as a result of eliminating substantially all of the valuation allowance for deferred income tax assets at the end of fiscal 2013. Excluding the effects of this $29.2 million income tax benefit, fiscal 2013 net income was $15.5 million and earnings per share was $0.54 basic and $0.52 diluted.

  In the fourth quarter of fiscal 2013, the Company completed a public sale of common stock that raised net proceeds of approximately $44.8 million to fund the Wireless Matrix acquisition. On March 4, 2013, which was just after the end of fiscal 2013 the Company took out a $5 million bank term loan and consummated the acquisition of Wireless Matrix for a cash payment of $52.9 million. Giving pro forma effect to the $5 million bank term loan and the acquisition of Wireless Matrix as if both of these events had occurred on the last day of fiscal 2013, Selected Balance Sheet Data at February 28, 2013 would have been as follows (in $000s, except ratio):
Current assets	$69,623
Current liabilities	$33,280
Working capital	$36,343
Current ratio	2.1

Total assets	$158,302
Long-term debt	$5,634
Stockholders’ equity	$117,549

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to integrate the business of Wireless Matrix and to achieve the operating results management anticipates, and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2013, 2012 and 2011 fell on March 2, 2013, February 25, 2012, and February 26, 2011, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2013 consisted of 53 weeks, while fiscal years 2012 and 2011 each consisted of 52 weeks.

Overview

     The Company is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

     The Company’s Wireless DataCom segment offers solutions to address the markets for Machine-to-Machine, or M2M, communications, Mobile Resource Management, or MRM, applications and other emerging applications that require anytime and everywhere connectivity. The Company’s M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote assets. The Company’s extensive portfolio of intelligent communications devices, scalable cloud services platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for its customers. The Company is focused on delivering solutions globally in our core vertical markets in Energy, Government and Transportation. In addition, the Company anticipates significant future opportunities for adoption of its M2M and MRM solutions in Construction, Mining and Usage-Based Automobile Insurance vertical markets, as well as other emerging applications in additional markets.

SATELLITE

     The Company's satellite products are sold primarily to Echostar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax asset valuation allowance, and the valuation of long-lived assets. Actual results could differ materially from these estimates.

Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base is concentrated, with one customer accounting for approximately 22% of the Company's fiscal 2013 consolidated revenues. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

Deferred Income Tax and Uncertain Tax Positions

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence that includes historical operating performance and the Company's forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed. Pursuant to the evaluation conducted for fiscal 2013, the Company eliminated substantially all of the valuation allowance for deferred income tax assets at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for the year.

     In 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2013, the Company had unrecognized tax benefits for uncertain tax positions of $1.1 million.

Impairment Assessments of Purchased Intangible Assets and Other Long-Lived Assets

     At February 28, 2013, the Company had $5.7 million in net intangible assets and $2.8 million in net property and equipment and improvements on its consolidated balance sheet. The Company believes the valuation of its long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation of such assets, it could have a material impact on the Company's results of operations.

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

     The Company also undertakes projects that include the design, development and manufacture of communication systems used in the public safety and transportation sectors that are specially customized to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Estimated revenues and costs are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion.

Results of Operations, Fiscal Years 2011 Through 2013

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of operations:

	Year Ended February 28,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	68.5	69.7	74.1
Gross profit	31.5	30.3	25.9

Operating expenses:
Research and development	7.9	8.2	9.7
Selling	7.0	8.0	9.2
General and administrative	6.7	7.9	7.7
Intangible asset amortization	1.0	0.9	1.0
Operating income (loss)	8.9	5.3	(1.7)
Other expense, net	(0.3)	(1.5)	(1.3)
Income (loss) before income taxes	8.6	3.8	(3.0)
Income tax benefit	16.2	-	0.2
Net income (loss)	24.8%	3.8%	(2.8%)

     The Company's revenue, gross profit and operating income (loss) by business segment for the last three years are as follows:

REVENUE BY SEGMENT

	Year ended February 28,
	2013		2012		2011
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$139,503	77.3%	$99,121	71.4%	$78,434	68.6%
Satellite	41,076	22.7%	39,607	28.6%	35,899	31.4%
Total	$180,579	100.0%	$138,728	100.0%	$114,333	100.0%

GROSS PROFIT BY SEGMENT

	Year ended February 28,
	2013		2012		2011
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$50,005	87.9%	$38,632	91.9%	$27,922	94.5%
Satellite	6,888	12.1%	3,387	8.1%	1,636	5.5%
Total	$56,893	100.0%	$42,019	100.0%	$29,558	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Year ended February 28,
	2013		2012		2011
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$16,844	9.3%	$11,564	8.3%	$4,218	3.7%
Satellite	3,111	1.7%	(292)	(0.2%)	(2,903)	(2.5%)
Corporate expenses	(3,975)	(2.2%)	(3,902)	(2.8%)	(3,375)	(3.0%)
Total	$15,980	8.8%	$7,370	5.3%	$(2,060)	(1.8%)

Fiscal Year 2013 compared to Fiscal Year 2012

     Revenue

     Wireless DataCom revenue increased by $40.4 million, or 41%, to $139.5 million in fiscal 2013 compared to the fiscal 2012. These improvements were due primarily to increased demand for the Company’s MRM products.

     Satellite revenue increased by $1.5 million, or 4%, to $41.1 million in fiscal 2013 from $39.6 million last year primarily due to the introduction of new products in the latter part of fiscal 2012.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $11.4 million to $50.0 million in fiscal 2013 compared to $38.6 million last year due mainly to increased MRM hardware revenue, and gross margin decreased to 35.8% in fiscal 2013 from 39.0% in fiscal 2012 due primarily to the fact that fiscal 2012 included revenue of $3.0 million from a patent sale for which there was no associated cost of revenue. Excluding the effects of the fiscal 2012 patent sale, the Wireless DataCom gross margin in fiscal 2013 was down 1.3 points year-over-year due primarily to a higher percentage of MRM product sales.

     The Satellite segment had gross profit of $6.9 million in fiscal 2013, compared with gross profit of $3.4 million last year. Satellite gross margin was 16.8% for fiscal 2013, compared to 8.6% last year. These increases are due to higher revenue, change in product mix, and the conversion to a variable cost operating model in which substantially all of the satellite products are now manufactured by off-shore subcontractors.

     See also Note 13 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense increased by $3.0 million to $14.3 million in fiscal 2013 from $11.3 million in fiscal 2012. This increase is due primarily to increased salaries expense from additional R&D personnel in the MRM business and higher consulting and outside services.

     Consolidated selling expenses increased by $1.6 million to $12.7 million this year from $11.1 million last year. This increase is due primarily to higher payroll expense as a result of additional sales personnel and higher sales commission expense.

     Consolidated general and administrative expenses ("G&A") increased by $1.2 million to $12.2 million this year from $11.0 million last year due to higher stock-based compensation, consulting and outside service expenses. Stock-based compensation expense increased by $389,000 in fiscal 2013 due primarily to the remeasurement and acceleration of expense recognition of the equity awards held by the Company’s former CEO.

     Amortization of intangibles increased from $1,277,000 last year to $1,743,000 this year. These increases are attributable to the current year amortization expense related to the intangibles acquired pursuant to the Navman Wireless Asset Purchase Agreement, partially offset by the effect of some intangible assets that became fully amortized in fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense decreased from $2.1 million last year to $0.5 million this year. This decrease is attributable to lower interest expense in the current year due to lower debt balances and borrowing rates, and the fact that last year’s non-operating expense included $0.8 million of cumulative foreign currency translation account losses related to the Company’s investment in its French subsidiary that were written off as a result of the decision to shut down this subsidiary and a $0.5 million write-off of the remaining unamortized debt discount and issue costs on the 12% subordinated notes payable that were repaid during fiscal 2012.

     Income Tax Provision

     During fiscal 2013 the Company reversed a portion of its deferred tax asset valuation allowance corresponding to the amount of NOLs utilized to offset taxable income. In addition, pursuant to the fiscal 2013 evaluation of the future utilizability of deferred tax assets, the Company reversed substantially all of the remaining valuation allowance at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for the year. Beginning in fiscal 2014, the Company expects that its effective income tax rate will revert to a more typical level of around 40% based on full federal and state statutory tax rates.

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

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $10.7 million to $38.6 million in fiscal 2012 compared to $27.9 million in fiscal 2011, and gross margin improved to 39.0% in fiscal 2012 from 35.6% in fiscal 2011 due primarily to increased absorption of fixed manufacturing costs on higher revenue and revenue of $3.0 million from the sale of patents in fiscal 2012 for which there was no corresponding cost of revenues.

     Satellite gross profit increased by $1.8 million to $3.4 million in fiscal 2012 compared to $1.6 million in fiscal 2011. Gross margin of the Satellite business increased to 8.6% in fiscal 2012 from 4.6% in fiscal 2011 as a result of the Company’s transition in fiscal 2012 to a variable cost operating model in which substantially all of the satellite products are manufactured by off-shore subcontractors.

     Operating Expenses

     Consolidated R&D expense increased 2% to $11.3 million in fiscal 2012 from $11.1 million in fiscal 2011 due to severance costs arising from personnel reductions in the Satellite business ($116,000) and higher 401(k) plan employer contribution expense ($91,000) due to reinstatement of 401(k) employer matching contributions in January 2011 following a period of approximately 21 months during which matching contributions were suspended.

     Consolidated selling expenses increased from $10.5 million in fiscal 2011 to $11.1 million in fiscal 2012 due primarily to higher payroll expense as a result of additional sales personnel.

     Consolidated G&A expense increased by $2.1 million to $11.0 million in fiscal 2012 due to higher payroll and legal expenses. Higher G&A payroll expense was primarily due to incentive expenses recorded in fiscal 2012 as a result of the Company’s improving profitability and hiring additional personnel. Legal expense was higher in fiscal 2012 because legal expense in fiscal 2011 was reduced by $230,000 due to an indemnification settlement entered into with another company involving defense costs, and also due to legal expense incurred in fiscal 2012 in connection with the shut-down of the Company’s French subsidiary.

     Amortization of intangibles increased from $1.1 million in fiscal 2011 to $1.3 million in fiscal 2012. The increase was attributable to the amortization of the Dataradio tradename asset over a period of seven years commencing in fiscal 2012. Previously this tradename asset was classified as an indefinite-lived asset and accordingly it was not being amortized prior to fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense increased from $1.4 million in fiscal 2011 to $2.1 million in fiscal 2012 due to cumulative foreign currency translation account losses of $0.8 million related to the Company’s investment in its French subsidiary that were written off in the second quarter of fiscal 2012 as a result of the decision to dissolve this subsidiary.

     Income Tax Provision

     No income tax provision was recorded during fiscal 2012, other than minimum state and federal income taxes, because of the existence of net operating loss carryforwards that offset pretax income. The tax benefit of $172,000 in fiscal 2011 was related to the carryback of net operating losses of the Company’s French subsidiary.

Liquidity and Capital Resources

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013, which was just after the end of fiscal 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan is repayable at the rate of $83,333 per month beginning April 2013, with a $1.1 million principal payment due at maturity. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at the end of fiscal 2013 or 2012. Interest is payable on the last day of each calendar month. The Company agreed to pay loan fees to Square 1 Bank in connection with the Eighth Amendment of $7,500 on the first anniversary and $37,500 on each of the next three anniversaries of the New Term Loan.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At and subsequent to February 28, 2013, the Company was in compliance with its debt covenants under the credit facility.

     The Company's primary sources of liquidity are its cash and cash equivalents and the revolving line of credit with Square 1 Bank. During fiscal 2013, cash and cash equivalents increased by $57.5 million. During this period, cash was provided by operations in the amount of $14.4 million, net proceeds from the sale of common stock of $44.8 million, proceeds from exercise of stock options and warrants of $2.8 million and collections on a note receivable of $0.5 million, partially offset by $1.0 million cash paid pursuant to the Navman Wireless Asset Purchase Agreement, debt repayments of $1.7 million, capital expenditures of $1.9 million and payment of employee withholding taxes on the net share settlement of vested equity awards of $2.6 million.

     On March 4, 2013, the Company completed the acquisition of all outstanding capital stock of Wireless Matrix. Under the terms of the agreement, the Company acquired Wireless Matrix for a cash payment of $52.9 million, subject to adjustment. The assets acquired by the Company included cash of approximately $6 million. The Company funded the purchase price from the net proceeds of its recently completed equity offering of $44.8 million, the net proceeds from the New Term Loan, and cash on hand.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2013 (in thousands):

	Payments Due by Period
				More
	Less than			than 5
Contractual Obligations	1 year	1-3 years	3-5 years	years	Total
Bank term loan	$917	$883	$-	-	1,800
Note payable to Navman	1,407	2,058	-	-	3,465
Operating leases	1,087	1,751	404	-	3,242
Purchase obligations	32,853	-	-	-	32,853
Total contractual obligations	$36,264	$4,692	$404	$-	$41,360

     Purchase obligations consist primarily of inventory purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2013. Foreign currency gains (losses) included in the consolidated statements of operations were $(43,000), $(45,000) and $40,000 in fiscal 2013, 2012 and 2011, respectively. In addition, during fiscal 2012 the Company wrote off $801,000 of cumulative foreign currency translation losses related to its French subsidiary as a result of the decision to dissolve this subsidiary.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (collectively, the “Company”) as of February 28, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

SingerLewak LLP

Los Angeles, California
April 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

     We have audited CalAmp Corp. and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of February 28, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013 of the Company and our report dated April 25, 2013 expressed an unqualified opinion.

SingerLewak LLP

Los Angeles, California
April 25, 2013

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28, 2013		February 28,
Assets	Actual	Pro Forma (a)	2012
		(Unaudited)
Current assets:
Cash and cash equivalents	$63,101	$19,593	$5,601
Accounts receivable, less allowance for doubtful accounts of
$461 and $254 at February 28, 2013 and 2012, respectively	19,111	24,709	14,383
Inventories	13,516	13,595	10,057
Deferred income tax assets	6,400	6,400	5,425
Prepaid expenses and other current assets	4,641	5,326	4,323
Total current assets	106,769	69,623	39,789

Property, equipment and improvements, net of
accumulated depreciation and amortization	2,778	4,461	1,761
Deferred income tax assets, less current portion	34,616	34,616	6,412
Goodwill	1,112	18,486	-
Other intangible assets, net	4,603	30,223	2,738
Other assets	893	893	781
	$150,771	$158,302	$51,481
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,261	$2,261	$1,100
Accounts payable	11,871	12,512	9,523
Accrued payroll and employee benefits	5,298	6,474	4,405
Deferred revenue	6,410	6,410	6,305
Other current liabilities	3,109	5,623	2,268
Total current liabilities	28,949	33,280	23,601

Long-term debt	2,434	5,634	1,900
Other non-current liabilities	1,839	1,839	1,003

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,041 and 28,722 shares issued and outstanding
at February 28, 2013 and 2012, respectively	350	350	287
Additional paid-in capital	202,368	202,368	154,485
Accumulated deficit	(85,104)	(85,104)	(129,730)
Accumulated other comprehensive loss	(65)	(65)	(65)
Total stockholders' equity	117,549	117,549	24,977
	$150,771	$158,302	$51,481

(a)	On March 4, 2013, which was just after the end of fiscal 2013, the Company took out a $5 million bank term loan and consummated the acquisition of Wireless Matrix for a cash payment of $52.9 million. The amounts in the Pro Forma column give effect to the $5 million bank term loan and the Wireless Matrix acquisition as if both events had occurred on the last day of fiscal 2013. See Note 16 for details of these subsequent events.

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended February 28,
	2013	2012	2011
Revenues	$180,579	$138,728	$114,333

Cost of revenues	123,686	96,709	84,775

Gross profit	56,893	42,019	29,558

Operating expenses:
Research and development	14,291	11,328	11,125
Selling	12,725	11,060	10,503
General and administrative	12,154	10,984	8,858
Intangible asset amortization	1,743	1,277	1,132
Total operating expenses	40,913	34,649	31,618

Operating income (loss)	15,980	7,370	(2,060)

Non-operating income (expense):
Interest expense, net	(487)	(1,261)	(1,445)
Foreign currency translation account write-off	-	(801)	-
Other income (expense), net	(45)	(29)	50
Total non-operating expense	(532)	(2,091)	(1,395)

Income (loss) before income taxes	15,448	5,279	(3,455)

Income tax benefit (provision)	29,178	(61)	172

Net income (loss)	$44,626	$5,218	$(3,283)

Earnings (loss) per share:
Basic	$1.54	$0.19	$(0.12)
Diluted	$1.49	$0.18	$(0.12)

Shares used in computing basic and
diluted earnings (loss) per share:
Basic	28,886	27,658	27,181
Diluted	29,982	28,458	27,181

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended February 28,
	2013	2012	2011
Net income (loss)	$44,626	$5,218	$(3,283)

Other comprehensive income, net of tax:
Reclassification adjustment for foreign
currency loss included in net income	-	801	-

Comprehensive income (loss)	$44,626	$6,019	$(3,283)

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2010	27,662	$277	$151,453	$(131,665)	$(866)	$19,199
Net loss				(3,283)		(3,283)
Stock-based compensation expense			2,109			2,109
Issuance of shares for restricted
stock awards	655	6	(6)			-
Shares retained on net share settlement
of equity awards	(170)	(2)	(403)			(405)
Other			(18)			(18)
Balances at February 28, 2011	28,147	281	153,135	(134,948)	(866)	17,602
Net income				5,218		5,218
Write-off of currency translation account					801	801
Stock-based compensation expense			2,375			2,375
Issuance of shares for restricted
stock awards	354	4	(4)			-
Shares issued on net share settlement
of equity awards	205	2	(1,037)			(1,035)
Exercise of stock options	16	-	27			27
Other			(11)			(11)
Balances at February 28, 2012	28,722	287	154,485	(129,730)	(65)	24,977
Net income				44,626		44,626
Stock-based compensation expense			2,910			2,910
Sale of common stock	5,175	52	44,732			44,784
Issuance of shares for restricted
stock awards	160	2	(2)			-
Shares issued on net share settlement
of equity awards and warrants	198	2	(2,562)			(2,560)
Exercise of stock options and warrants	786	7	2,805			2,812
Balances at February 28, 2013	35,041	$350	$202,368	$(85,104)	$(65)	$117,549

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,626	$5,218	$(3,283)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	2,764	2,447	2,543
Stock-based compensation expense	2,910	2,375	2,109
Amortization of debt issue costs and discount	397	747	536
Write-off of currency translation account of foreign subsidiary	-	801	-
Deferred tax assets, net	(29,231)	-	807
Other	14	19	(20)
Changes in operating assets and liabilities:
Accounts receivable	(4,728)	2,431	(294)
Inventories	(3,459)	(167)	718
Prepaid expenses and other assets	(887)	991	(510)
Accounts payable	2,348	(4,580)	(2,083)
Accrued liabilities	1,738	1,641	(722)
Deferred revenue	105	509	1,056
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,597	12,432	857
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,852)	(1,076)	(1,245)
Navman Wireless asset purchase	(1,000)	-	-
Collections on note receivable	462	566	428
Other	(8)	-	32
NET CASH USED IN INVESTING ACTIVITIES	(2,398)	(510)	(785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	44,784	-	-
Net proceeds (repayments) of bank line of credit	-	(7,489)	1,588
Net proceeds (repayments) of bank term loan	(1,200)	3,000	-
Repayment of notes payable	(535)	(5,000)	-
Payment of debt issue costs	-	(65)	-
Taxes paid related to net share settlement of equity awards	(2,560)	(1,035)	(405)
Proceeds from exercise of stock options and warrants	2,812	27	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	43,301	(10,562)	1,183

Net change in cash and cash equivalents	57,500	1,360	1,255

Cash and cash equivalents at beginning of year	5,601	4,241	2,986

Cash and cash equivalents at end of year	$63,101	$5,601	$4,241

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant judgments are made include, but are not necessarily limited to, allowance for doubtful accounts, inventory valuation, product warranties, deferred income tax asset valuation allowances, valuation of purchased intangible assets and other long-lived assets, stock-based compensation, and revenue recognition.

Fiscal Year

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2013, 2012 and 2011 fell on March 2, 2013, February 25, 2012, and February 26, 2011, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2013 consisted of 53 weeks, while fiscal years 2012 and 2011 each consisted of 52 weeks.

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

Concentrations of Risk

     At February 28, 2013, the Company’s cash and cash equivalents were maintained in financial institutions that are insured up to the limit determined by the appropriate governmental agency.

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

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. Customers that accounted for 10% or more of consolidated annual revenues in any one of the last three years are as follows:

	Year ended February 28,
Customer	2013	2012	2011
A	22.1%	28.3%	31.0%

     Customers that accounted for 10% or more of consolidated net accounts receivable in any one of the last two years are as follows:

	February 28,
Customer	2013	2012
A	18.4%	33.4%
B	6.6%	11.1%

     Customer A is a customer of the Company's Satellite segment and Customer B is a customer of the Wireless DataCom segment.

     A substantial portion of the Company’s inventory is purchased from one supplier, which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 54% and 50% of the Company's total inventory purchases in fiscal 2013 and 2012, respectively. As of February 28, 2013, this supplier accounted for 63% of the Company's total accounts payable.

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

Operating Leases

     Rent expense under operating leases is recognized on a straight-line basis over the lease term. The difference between the rent expense and the rent payment is recorded as an increase or decrease in the deferred rent liability.

     The Company accounts for tenant allowances in lease agreements as a deferred rent credit, which is amortized on a straight-line basis over the lease term as a reduction of rent expense.

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

     The cost of definite-lived identified intangible assets is amortized over the assets' estimated useful lives ranging from one to seven years on a straight-line basis as no other discernible pattern of usage is more readily determinable.

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

Deferred Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable. Pursuant to the evaluation conducted for fiscal 2013, the Company eliminated substantially all of the valuation allowance for deferred income tax assets at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for the year.

Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) Account

     The Company's French subsidiary uses the U.S. dollar as its functional currency. As a result of changing the functional currency of the Company's French subsidiary from the French franc to the U.S. dollar in 2002, the foreign currency translation loss of $801,000 was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. During fiscal 2012, the Company wrote off the $801,000 foreign currency translation loss as a result of the decision to shut down this French subsidiary. This subsidiary was dissolved in fiscal 2013.

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

     The aggregate foreign transaction exchange gains (losses) included in determining income (loss) before income taxes were $(43,000), $(45,000) and $40,000 in fiscal 2013, 2012 and 2011, respectively.

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

Business Combinations

     The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

     Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

     Uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date, with any adjustments to the preliminary estimates being recorded to goodwill provided that it is within the measurement period. Subsequent to the end of the measurement period or the Company’s final determination of the value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the consolidated statement of operations, and could have a material impact on results of operations and financial position.

Recent Accounting Pronouncements

     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted this pronouncement in the first quarter of fiscal 2013.

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

     Following is the purchase price allocation for the Navman Asset Purchase Agreement (in thousands):

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

NOTE 3 – INVENTORIES

     Inventories consist of the following (in thousands):

	February 28,
	2013	2012
Raw materials	$10,201	$8,648
Work in process	335	77
Finished goods	2,980	1,332
	$13,516	$10,057

NOTE 4 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2013	2012
Leasehold improvements	$1,830	$1,725
Plant equipment and tooling	12,436	11,179
Office equipment, computers and furniture	4,576	4,319
	18,842	17,223
Less accumulated depreciation and amortization	(16,064)	(15,462)
	$2,778	$1,761

NOTE 5 – OTHER INTANGIBLE ASSETS

     Other intangible assets are comprised as follows (in thousands):

		February 28, 2013			February 28, 2012
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$359	$1,861	$-	$-	$-
Developed/core technology	2-7 years	3,001	2,572	429	2,853	2,154	699
Tradename	7 years	2,130	609	1,521	2,130	304	1,826
Customer lists	5-7 years	1,848	1,218	630	1,268	1,075	193
Covenants not to compete	5 years	262	119	143	115	114	1
Patents	5 years	50	31	19	41	22	19
		$9,511	$4,908	$4,603	$6,407	$3,669	$2,738

     At the beginning of fiscal 2012, the Dataradio tradename, which was originally classified as an indefinite-lived asset at the time of its acquisition in 2006, was determined to have a finite useful life as a result of management’s decision to phase out the use of this tradename in the future. Consequently, in fiscal 2012 the Company began amortizing this asset over a period of seven years.

     Amortization expense of intangible assets was $1,743,000, $1,277,000, and $1,132,000 for the years ended February 28, 2013, 2012 and 2011, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment. Estimated amortization expense in future fiscal years is as follows (in thousands):

Fiscal Year
2014	$1,349
2015	977
2016	926
2017	926
2018	425
$4,603

NOTE 6 – FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

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

     Bank Credit Facility

     On March 1, 2013, CalAmp Corp. (the “Company” or “CalAmp”) and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013, which was just after the end of fiscal 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan is repayable at the rate of $83,333 per month beginning April 2013, with a $1.1 million principal payment due at maturity. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at the end of fiscal 2013 or 2012. Interest is payable on the last day of each calendar month. The Company agreed to pay loan fees to Square 1 Bank in connection with the Eighth Amendment of $7,500 on the first anniversary and $37,500 on each of the next three anniversaries of the New Term Loan.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At and subsequent to February 28, 2013, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal.

Debt

     Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	February 28,	February 28,
	2013	2012
Bank term loan	$1,800	$3,000
Note payable to Navman	2,895	-
	4,695	3,000
Less portion due within one year	(2,261)	(1,100)
Long-term debt	$2,434	$1,900

     The Navman note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the year ended February 28, 2013, the Company made principal payments in the aggregate amount of $535,000 on the note.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	February 28,	February 28,
	2013	2012
Deferred rent	$251	$279
Deferred revenue	1,285	724
Contingent royalties consideration payable to Navman	303	-
	$1,839	$1,003

     The contingent royalties consideration in the aggregate fair value amount of $884,000 at February 28, 2013 is payable to Navman at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. During the year ended February 28, 2013, the Company made royalty payments of $24,000 to Navman.

Contractual Cash Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2013 (in thousands):

	Future Cash Payments Due by Fiscal Year

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Bank term loan	$917	$883	$-	$-	$-	$-	$1,800
Note payable to Navman	1,407	901	901	256	-	-	$3,465
Operating leases	1,087	902	849	346	58	-	3,242
Purchase obligations	32,853	-	-	-	-	-	32,853
Total contractual obligations	$36,264	$2,686	$1,750	$602	$58	$-	$41,360

     Purchase obligations consist primarily of inventory purchase commitments. Rent expense under operating leases was $1,707,000, $1,566,000 and $1,918,000 in fiscal years 2013, 2012 and 2011, respectively.

NOTE 7 – INCOME TAXES

     The Company's income (loss) before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2013	2012	2011
Domestic	$14,811	$6,047	$(3,314)
Foreign	637	(768)	(141)
Income (loss) before income taxes	$15,448	$5,279	$(3,455)

     The income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2013	2012	2011
Current:
Federal	$-	$(52)	$-
State	(9)	(9)	-
Foreign	(44)	-	172
Total current	(53)	(61)	172

Deferred:
Federal	21,465	-	-
State	7,766	-	-
Total deferred	29,231	-	-

Income tax benefit (provision)	$29,178	$(61)	$172

     Differences between the income tax benefit (provision) reported in the consolidated statements of operations and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2013	2012	2011
Income tax benefit (provision) at U.S. statutory federal rate of 35%	$(5,407)	$(1,848)	$1,209
State income tax benefit (provision), net of federal income tax effect	(570)	(245)	108
Foreign taxes	178	(268)	123
Valuation allowance reductions (increases)	35,148	1,816	(1,652)
Other, net	(171)	484	384
Income tax benefit (provision)	$29,178	$(61)	$172

     The components of net deferred income tax assets for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2013	2012
Net operating loss carryforwards	$22,977	$28,214
Depreciation, amortization and impairments	9,585	11,123
Research and development credits	6,089	5,344
Stock-based compensation	1,990	2,122
Capital loss carryforward	831	848
Other tax credits	636	1,028
Inventory reserve	534	761
Warranty reserve	515	393
Payroll and employee benefit accruals	469	408
Allowance for doubtful accounts	179	101
Other, net	1,170	549
Gross deferred tax assets	44,975	50,891
Valuation allowance	(3,959)	(39,054)
Net deferred tax assets	41,016	11,837
Less current portion	6,400	5,425
Non-current portion	$34,616	$6,412

     The Company also has deferred tax assets for Canadian income tax purposes amounting to $4.3 million at February 28, 2013 which relate primarily to research and development expenditures pool and non-capital loss carryforwards. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets.

     During fiscal 2013, the Company reversed a portion of its deferred tax asset valuation allowance corresponding to the amount of NOLs utilized to offset taxable income. In addition, pursuant to the fiscal 2013 evaluation of the future utilizability of deferred tax assets, the Company reversed substantially all of the remaining valuation allowance at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for the year and a net deferred tax assets balance of $41.0 million at year-end. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     At February 28, 2013, the Company had net operating loss carryforwards ("NOLs") of approximately $64.9 million and $81.7 million for federal and state purposes, respectively, expiring at various dates through fiscal 2033. If certain substantial changes in the Company’s ownership were to occur, there could be an annual limitation on the amount of the NOL carryforwards that can be utilized.

     In 2008, the State of California adopted legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. In 2010, the suspension was extended two years through the end of 2011. Under current California law the use of NOLs was reinstated for tax years beginning on or after January 1, 2012.

     As of February 28, 2013, the Company had a foreign tax credit carryforward of $0.2 million expiring in fiscal 2014 and research and development (“R&D”) tax credit carryforwards of $4.6 million and $3.9 million for federal and state income tax purposes, respectively. The federal R&D credits expire at various dates through 2033. A substantial portion of the state R&D tax credits have no expiration date.

     In 2007, the Company adopted FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal research and development (“R&D”) tax credits of $1.1 million at February 28, 2013 for which the Company has not yet recognized an income tax benefit for financial reporting purposes.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions is as follows (in thousands):

Balance at February 28, 2010	$1,265
Decrease in fiscal 2011	-
Balance at February 28, 2011	1,265
Decrease in fiscal 2012	(174)
Balance at February 28, 2012	1,091
Decrease in fiscal 2013	(2)
Balance at February 28, 2013	$1,089

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and New Zealand. Income tax returns filed for fiscal years 2008 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2009 through 2013 remain open to examination by U.S federal and state tax authorities. Income tax returns for fiscal years 2010 through 2013 remain open to examination by tax authorities in Canada. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

NOTE 8 – STOCKHOLDERS' EQUITY

Sale of Common Stock

     In February 2013, the Company raised cash of $44.8 million, net of underwriter discount and offering costs, from a public offering of 5,175,000 shares of its common stock.

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

     The following table summarizes stock option activity for fiscal years 2013, 2012 and 2011 (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2010	2,023	$5.82

Granted	186	2.34
Exercised	-	-
Forfeited or expired	(101)	19.23
Outstanding at February 28, 2011	2,108	4.87

Granted	163	3.42
Exercised	(16)	1.68
Forfeited or expired	(92)	4.98
Outstanding at February 28, 2012	2,163	4.78

Granted	84	7.01
Exercised	(466)	2.78
Forfeited or expired	(125)	3.90
Outstanding at February 28, 2013	1,656	$5.53

Exercisable at February 28, 2013	1,377	$5.82

     In July 2012, upon the net share settlement exercise of 168,000 options held by a former executive officer of the Company, the Company retained 93,691 shares to cover the option exercise price and minimum required statutory amount of withholding taxes.

     Changes in the Company's outstanding restricted stock shares and RSUs during fiscal years 2013, 2012 and 2011 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2010	1,784	$2.06

Granted	863	2.34
Vested	(544)	2.15
Forfeited	(58)	1.78
Outstanding at February 28, 2011	2,045	2.16

Granted	762	3.59
Vested	(819)	2.21
Forfeited	(59)	1.99
Outstanding at February 28, 2012	1,929	2.71

Granted	440	7.50
Vested	(916)	2.53
Forfeited	(115)	2.85
Outstanding at February 28, 2013	1,338	$4.40

     The Company retained 308,998, 279,764 and 169,854 shares of the vested restricted stock and RSUs to cover the minimum required statutory amount of withholding taxes in fiscal 2013, 2012 and 2011, respectively.

     As of February 28, 2013, there were 738,479 award units in the 2004 Plan that were available for grant.

     Under the 2004 Plan, on the day of the annual stockholders meeting each non-employee director receives an equity award of up to 20,000 award units. Equity awards granted to non-employee directors vest on the date of the next annual stockholders meeting or one year from the date of grant, whichever is earlier.

     The fair value of options at the grant date was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2013	2012	2011
Expected life (years) (1)	6	6	6
Expected volatility (2)	63%	73%	74%
Risk-free interest rates (3)	0.8%	1.9%	2.1%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.
(2)	The expected volatility is estimated based on historical volatility of the Company's stock price.
(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     The weighted average fair value for stock options granted in fiscal years 2013, 2012 and 2011 was $4.41, $2.22, and $1.54, respectively.

     The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2013 was 4.9 years and $9.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2013 was 4.2 years and $7.7 million, respectively.

     Stock-based compensation expense for the years ended February 28, 2013, 2012 and 2011 is included in the following captions of the consolidated statements of operations (in thousands):

	Year Ended February 28,
	2013	2012	2011
Cost of revenues	$136	$100	$151
Research and development	450	388	339
Selling	252	204	209
General and administrative	2,072	1,683	1,410
	$2,910	$2,375	$2,109

     As of February 28, 2013, there was $5.1 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

     Total cash received as a result of option exercises in fiscal 2013 was $912,000. The aggregate fair value of options exercised and vested restricted stock-based awards as of the exercise date or vesting date was $8,795,000 for fiscal 2013. In connection with these option exercises and vested restricted stock-based awards, the excess tax benefits were $2,217,000 for fiscal 2013. The Company had elected a policy of applying the “with-and-without” approach to determine realized tax benefits. Under this policy, none of the current year excess deductions would have been deemed to reduce regular taxes payable because the Company’s NOL carryforwards would be deemed to reduce taxes payable prior to the utilization of any excess tax deductions from the exercise of stock options and vesting of restricted stock-based awards. The excess tax benefits when realized by the Company under the with-and-without approach will be recorded as an increase in additional paid-in capital in the consolidated balance sheet and will be classified as cash flows from financing activities rather than cash flows from operating activities in the consolidated cash flow statement. The cumulative amount of unrecognized excess tax benefits for all years through the end of fiscal 2013 were $2,786,000.

Stock Warrants

     In fiscal 2010, the Company issued a total of 500,000 common stock purchase warrants to the Subordinated Note holders at an exercise price of $4.02 per share, which represented a 20% premium to the average closing price of the Company's common stock for the 20 consecutive trading days prior to December 22, 2009. These warrants were exercisable until December 22, 2012. During fiscal 2013, the Company received cash of $1,879,000 from the exercise of 467,500 common stock purchase warrants that were held by non-affiliates of the Company. In addition, the Company retained 15,850 shares to pay for the exercise price of 32,500 warrants held directly or beneficially by two officers and one director of the Company that were exercised on a net share settlement basis.

     In October 2009, the Company issued 20,000 common stock purchase warrants to a key supplier at an exercise price of $1.00 per share. These warrants became vested in April 2010 and were exercised during fiscal 2013.

NOTE 9 – EARNINGS PER SHARE

     Following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings (loss) per share (in thousands):

	Year Ended February 28,
	2013	2012	2011
Basic weighted average number of common
shares outstanding	28,886	27,658	27,181
Effect of stock options, restricted stock,
RSUs and warrants computed on
treasury stock method	1,096	800	-
Diluted weighted average number of common
shares outstanding	29,982	28,458	27,181

     Shares underlying stock options amounting to 322,000 at February 28, 2013 were excluded from the calculations of diluted earnings per share for fiscal 2013 because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

     Shares underlying stock options and warrants amounting to 907,000 at February 28, 2012 were excluded from the calculations of diluted earnings per share for fiscal 2012 because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

     Shares underlying stock awards and warrants amounting to 4,673,000 at February 28, 2011 were excluded from the computation of diluted earnings per share for fiscal 2011 because the Company reported a net loss during that year and hence the effect of inclusion would have been anti-dilutive (i.e., including such securities would have resulted in a lower loss per share).

NOTE 10 – OTHER FINANCIAL INFORMATION

Supplemental Cash Flow Information

     "Net cash provided (used) by operating activities" in the consolidated statements of cash flows includes cash payments for interest expense and income taxes as follows (in thousands):

	Year Ended February 28,
	2013	2012	2011
Interest expense paid	$127	$756	$1,076
Income tax paid (net refunds received)	$156	$(64)	$(803)

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended
	February 28,
	2013	2012
Acquisition of Navman Wireless product lines on May 7, 2012:
Non-interest bearing $4,000 promissory note issued
to Navman Wireless, less discount of $920	$3,080	$-

Accrued liability for earn-out consideration payable
to Navman Wireless	$822	$-

Valuation and Qualifying Accounts

     Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)		Balance at
	beginning	to costs and		end of
	of period	expenses	Deductions	period
Allowance for doubtful accounts:
Fiscal 2011	$413	$386	$(509)	$290
Fiscal 2012	$290	$114	$(150)	$254
Fiscal 2013	$254	$241	$(34)	$461

Warranty reserve:
Fiscal 2011	$1,231	$647	$(1,178)	$700
Fiscal 2012	$700	$635	$(341)	$994
Fiscal 2013	$994	$910	$(576)	$1,328

Deferred tax assets valuation allowance:
Fiscal 2011	$41,297	$1,652	$(1,767)	$41,182
Fiscal 2012	$41,182	$1,816	$(3,944)	$39,054
Fiscal 2013	$39,054	$(35,095)	$-	$3,959

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases a building in Oxnard, California that houses its corporate office and U.S. manufacturing facilities under an operating lease that expires on June 30, 2016. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases other facilities in California, Minnesota, Georgia, Canada and New Zealand. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 6.

Supplier Guarantee

     The Company has guaranteed the debt of a supplier to a third party. The Company has recourse against the supplier in the event that the Company is required to make a payment to the third party under the guaranty.

NOTE 12 – LEGAL PROCEEDINGS

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

NOTE 13 – SEGMENT AND GEOGRAPHIC DATA

     Information by business segment is as follows (in thousands, except percentages):

	Year ended February 28, 2013				Year ended February 28, 2012
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$139,503	$41,076		$180,579	$99,121	$39,607		$138,728
Gross profit	$50,005	$6,888		$56,893	$38,632	$3,387		$42,019
Gross margin	35.8%	16.8%		31.5%	39.0%	8.6%		30.3%
Operating income (loss)	$16,844	$3,111	$(3,975)	$15,980	$11,564	$(292)	$(3,902)	$7,370

	Year ended February 28, 2011
	Operating Segments
	Wireless		Corporate
	DataCom	Satellite	Expenses	Total
Revenues	$78,434	$35,899		$114,333
Gross profit	$27,922	$1,636		$29,558
Gross margin	35.6%	4.6%		25.9%
Operating income (loss)	$4,218	$(2,903)	$(3,375)	$(2,060)

     The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

     It is not practicable for the Company to report identifiable assets by segment because these businesses share resources, functions and facilities. The Company does not have significant long-lived assets outside the United States.

     The Company's revenues were derived mainly from customers in the United States, which represented 82%, 89% and 91% of consolidated revenues in fiscal 2013, 2012 and 2011, respectively. No single foreign country accounted for more than 5% of the Company's revenue in fiscal 2013, 2012 or 2011.

NOTE 14 – EMPLOYEE SAVINGS PLAN

     The Company maintains a 401(k) Employee Savings Plan in the U.S. and retirement savings plans in Canada and New Zealand in which all employees of these respective countries are eligible to participate. The Company may make matching contributions to the savings plans as authorized by the Board of Directors. The Company reinstated the matching contributions to the U.S. and Canadian savings plans effective at the beginning of calendar 2011 equal to one-half of the first 4% of participants’ compensation contributed to the plans. The New Zealand savings plan provides for matching contributions equal to the first 2% of participants’ compensation contributed to the plan. The Company recorded expense for the matching contributions of $355,000, $312,000 and $58,000 in fiscal years 2013, 2012 and 2011, respectively.

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal 2013 and 2012 (in thousands, except percentages and per share data):

	Fiscal 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$43,861	$43,987	$44,340	$48,391	$180,579
Gross profit	$13,676	$14,135	$14,032	$15,050	$56,893
Gross margin	31.2%	32.1%	31.6%	31.1%	31.5%
Net income	$4,182	$3,659	$4,155	$32,630	$44,626
Earnings per diluted share	$0.14	$0.12	$0.14	$1.06	$1.49

	Fiscal 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$34,554	$33,801	$32,752	$37,621	$138,728
Gross profit	$9,432	$11,825	$10,169	$10,593	$42,019
Gross margin	27.3%	35.0%	31.0%	28.2%	30.3%
Net income	$520	$1,356	$1,700	$1,642	$5,218
Earnings per diluted share	$0.02	$0.05	$0.06	$0.06	$0.18

NOTE 16 – SUBSEQUENT EVENTS

New Bank Term Loan

     On March 4, 2013, the Company entered into a new term loan with Square 1 Bank and paid off an existing term loan that had an outstanding principal balance of $1.8 million. See Note 6 for additional details.

Wireless Matrix Acquisition

     On March 4, 2013, the Company completed the acquisition of all outstanding capital stock of Wireless Matrix USA, Inc. (“Wireless Matrix”). Under the terms of the agreement, the Company acquired Wireless Matrix for a cash payment of $52.9 million, subject to adjustment. The assets acquired by the Company included cash of approximately $6 million. The Company funded the purchase price from the net proceeds of its recently completed equity offering of $44.8 million, the net proceeds from the new bank term loan described above, and cash on hand.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. The final allocation will be completed in fiscal 2014. Following is the unaudited preliminary purchase price allocation (in thousands):

Purchase Price		$52,857
Less Cash acquired		(6,149)
Net cash paid		46,708
Fair value of net assets acquired:
Current assets other than cash	6,362
Property and equipment	1,683
Customer lists	14,440
Developed/core technology	11,180
Current liabilities	(4,331)
Total fair value of net assets acquired		29,334
Goodwill		$17,374

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company expects to leverage Wireless Matrix’s mobile workforce management and asset tracking applications to build upon its current product offerings for its customers in the Energy, Government and Transportation markets. It also believes an opportunity exists to expand its turnkey offerings to global enterprise customers in new vertical markets such as Construction, Agriculture and Mining, among others. The Company believes that this acquisition will accelerate its development roadmap, enable it to offer higher margin turnkey solutions for new and existing customers, and further increase its relevance with mobile network operators and key channel partners in the global M2M marketplace.

     The goodwill arising from the Wireless Matrix acquisition is not deductible for income tax purposes.

     Following is unaudited supplemental pro forma information presented as if the acquisition had occurred on March 1, 2011. The pro forma financial information is not necessarily indicative of what the Company's actual results of operations would have been had Wireless Matrix been included in the Company's historical consolidated financial statements for years ended February 28, 2013 and 2012. In addition, the pro forma financial information does not attempt to project the future results of operations of the combined company.

(in thousands)

	Pro Forma Year Ended
	February 28,
	2013	2012
Revenue	$208,219	$164,927

Net Income (loss)	$37,467	$(296)

     The pro forma adjustments for the year ended February 28, 2013 and 2012 consist of adding Wireless Matrix's results of operations for the 12-month periods ended January 31, 2013 and April 30, 2012, respectively. Wireless Matrix’s three-month period ended April 30, 2012 is included in the pro forma revenue and net income (loss) for both 12-month periods. Wireless Matrix had revenues and a net loss of $8,883,000 and $(187,000), respectively, in this duplicated three-month period.

     The pro forma net income (loss) above includes additional amortization expense of $4,751,000 in both of these 12-month periods related to the estimated fair value of identifiable intangible assets arising from the preliminary purchase price allocation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2013, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

     The Company’s management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2013. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on its assessment, management of the Company has concluded that as of February 28, 2013 the Company's internal control over financial reporting is effective based on those criteria.

     The effectiveness of the Company’s internal control over financial reporting as of February 28, 2013 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

     On April 22, 2013, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2013 executive officer incentive compensation plan. The individuals covered by the fiscal 2013 executive officer incentive compensation plan are:

  Michael Burdiek

  Richard Vitelle

  Garo Sarkissian

President and Chief Executive Officer

Executive Vice President, CFO and Secretary/Treasurer

Senior Vice President, Corporate Development

     Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 150%, respectively, of annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 55% and 110%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 50% and 100%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2014.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

     The following information required by this Item will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2013 and is incorporated herein by this reference:

  Information regarding directors of the Company.

  Information regarding the Company's Audit Committee and designated "audit committee financial experts".

  Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2013 is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item will be set forth under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2013 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2013 is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item will be set forth under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2013 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Reports of Independent Registered Public Accounting Firm	25-26

Consolidated Balance Sheets	27

Consolidated Statements of Operations
and Comprehensive Income (Loss)	28

Consolidated Statements of Stockholders' Equity	29

Consolidated Statements of Cash Flows	30

Notes to Consolidated Financial Statements	31

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

     3. Exhibits

     Exhibits required to be filed as part of this report are:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation reflecting the increase in authorized common stock from 40 million to 80 million shares (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.	Material Contracts:

(i) Other than Compensatory Plan or Arrangements:

10.1	Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the year ended February 28, 2011).

10.3	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.4	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.5	Amendment dated March 24, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

10.6	Amendment dated December 22, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

10.7	Amendment dated August 15, 2011 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 15, 2011).

10.8	Amendment dated March 1, 2013 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s principal domestic subsidiary (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated March 1, 2013).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.9	Share Purchase Agreement by and among CalAmp Corp, Wireless Matrix Corporation and Wireless Matrix USA, Inc. dated December 20, 2012 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 20, 2012).

10.10	The 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8)

10.11	CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 24, 2009).

10.12	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended February 28, 2004).

10.13	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.14	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

10.15	Form of Amendment to Executive Officer Employment Agreement dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended February 28, 2013, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2013.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Perna, Jr.	Chairman of the Board of Directors	April 25, 2013
Frank Perna, Jr.

/s/ Kimberly Alexy	Director	April 25, 2013
Kimberly Alexy

/s/ Richard Gold	Director	April 25, 2013
Richard Gold

/s/ A.J. Moyer	Director	April 25, 2013
A.J. Moyer

/s/ Thomas Pardun	Director	April 25, 2013
Thomas Pardun

/s/ Larry Wolfe	Director	April 25, 2013
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	April 25, 2013

/s/ Richard Vitelle	Executive Vice President, CFO and Secretary/
Richard Vitelle	Treasurer (principal accounting and
	financial officer)	April 25, 2013