Form 10-Q
period 2013-05-31
CalAmp Corp.
filed 2013-06-27
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013
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
___________________

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

     The number of shares outstanding of the registrant’s common stock as of June 18, 2013 was 35,105,604.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	May 31,	February 28,
Assets	2013	2013
Current assets:
Cash and cash equivalents	$24,495	$63,101
Accounts receivable, less allowance for doubtful accounts of
$629 and $461 at May 31, 2013 and February 28, 2013, respectively	25,501	19,111
Inventories	12,443	13,516
Deferred income tax assets	6,858	6,400
Prepaid expenses and other current assets	5,449	4,641
Total current assets	74,746	106,769

Property, equipment and improvements, net of
accumulated depreciation and amortization	4,448	2,778
Deferred income tax assets, less current portion	33,166	34,616
Goodwill	18,304	1,112
Other intangible assets, net	28,574	4,603
Other assets	1,156	893
	$160,394	$150,771
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,145	$2,261
Accounts payable	15,882	11,871
Accrued payroll and employee benefits	4,199	5,298
Deferred revenue	6,626	6,410
Other current liabilities	4,203	3,109
Total current liabilities	33,055	28,949

Long-term debt	5,409	2,434
Other non-current liabilities	1,990	1,839
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,095 and 35,041 shares issued and outstanding
at May 31, 2013 and February 28, 2013, respectively	351	350
Additional paid-in capital	203,073	202,368
Accumulated deficit	(83,419)	(85,104)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	119,940	117,549
	$160,394	$150,771

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	May 31,
	2013	2012
Revenues:
Products	$44,083	$40,396
Application subscriptions and other services	9,663	3,465
Total revenues	53,746	43,861
Cost of revenues:
Products	31,445	28,148
Application subscriptions and other services	3,820	2,037
Total cost of revenues	35,265	30,185
Gross profit	18,481	13,676

Operating expenses:
Research and development	5,158	3,172
Selling	4,985	2,808
General and administrative	3,812	3,098
Intangible asset amortization	1,649	317
Total operating expenses	15,604	9,395
Operating income	2,877	4,281
Non-operating expense:
Interest expense, net	(122)	(64)
Other expense, net	(47)	(26)
Total non-operating expense	(169)	(90)
Income before income taxes	2,708	4,191
Income tax provision	(1,023)	(9)
Net income	$1,685	$4,182

Earnings per share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.14
Shares used in computing earnings per share:
Basic	34,566	27,925
Diluted	35,663	29,263

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Three Months
	May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,685	$4,182
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,067	537
Stock-based compensation expense	631	858
Amortization of note discount and debt issue costs	88	41
Deferred tax assets, net	992	-
Changes in operating assets and liabilities:
Accounts receivable	(921)	(4,774)
Inventories	1,152	(4,578)
Prepaid expenses and other assets	(127)	(108)
Accounts payable	3,410	8,093
Accrued liabilities	(3,409)	(1,187)
Deferred revenue	216	131
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,784	3,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(404)	(435)
Navman Wireless Asset Purchase Agreement	-	(1,000)
Wireless Matrix acquisition, net of cash acquired	(46,837)	-
Collections on note receivable	-	140
NET CASH USED IN INVESTING ACTIVITIES	(47,241)	(1,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank term loan	5,000	-
Debt repayments	(2,224)	(200)
Taxes paid related to net share settlement of vested equity awards	(258)	(92)
Proceeds from exercise of stock options and warrants	333	106
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,851	(186)

Net change in cash and cash equivalents	(38,606)	1,714
Cash and cash equivalents at beginning of period	63,101	5,601
Cash and cash equivalents at end of period	$24,495	$7,315

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2013 AND 2012

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s two reporting segments are Wireless DataCom and Satellite.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2013, a 53-week year, fell on March 2, 2013. The actual interim periods ended on June 1, 2013 and May 26, 2012, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2013 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 25, 2013.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2013 and its results of operations for the three months ended May 31, 2013 and 2012. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles via an application back-end hosted by the Company. The Company defers the recognition of revenue for the monitoring device products that are sold with application subscriptions because the application services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual service periods of one year to three years. Revenues from renewals of data communication services after the initial one year term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

     The Company also undertakes projects that include the development of communication systems used for public safety, energy and transportation applications that are designed to customers' specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current estimate of percentage complete and total estimated costs for a given contract indicates a loss, provision is made in the current period for the total anticipated loss on such contract. Costs and estimated earnings in excess of billings on uncompleted contracts arise when contract revenues have been recognized on the percentage-of-completion method in advance of when the amounts can be invoiced to the customers under the terms of the contracts. Such amounts are billable to the customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Costs and estimated earnings in excess of billings on uncompleted contracts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

NOTE 2 - ACQUISITIONS

Navman Acquisition

     On May 7, 2012, the Company entered into a five-year supply agreement (the “Supply Agreement”) to provide at least $25 million of fleet tracking products to Navman Wireless, which at the time was a privately held company (“Navman”). In conjunction with the Supply Agreement, the Company also entered into an asset purchase agreement on May 7, 2012 with Navman (the “Asset Purchase Agreement”) and established a research and development center in Auckland, New Zealand with employees who transferred from Navman’s workforce.

     The purchase price for the products and technologies acquired from Navman pursuant to the Asset Purchase Agreement was $4,902,000, comprised of $1,000,000 paid in cash at closing, a non-interest bearing note payable with an original face amount of $4,000,000 and a present value at the time of issuance of $3,080,000 and the fair value of the initial estimated contingent royalties consideration of $822,000 for sales by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. The note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement.

Wireless Matrix Acquisition

     On March 4, 2013, the Company acquired Wireless Matrix USA, Inc. (“Wireless Matrix”) for a cash payment of $53 million. The assets acquired by the Company included cash of $6.1 million. The Company funded the purchase price from the net proceeds of an equity offering of $44.8 million that was completed in February 2013, the net proceeds from a new $5 million bank term loan described in Note 5, and cash on hand.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. One of the purchase price allocation areas to be completed is the valuation of deferred income taxes for the acquired business. The final purchase price allocation will be completed in the current fiscal year. Following is the unaudited preliminary purchase price allocation (in thousands):

Purchase Price		$52,986
Less cash acquired		(6,149)
Net cash paid		46,837
Fair value of net assets acquired:
Current assets other than cash	$6,353
Property and equipment	1,683
Customer lists	14,440
Developed/core technology	11,180
Other non-current assets	144
Current liabilities	(4,155)
Total fair value of net assets acquired		29,645
Goodwill		$17,192

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company expects to leverage Wireless Matrix’s mobile workforce management and asset tracking applications to build upon its current product offerings for its customers in the Energy, Government and Transportation markets. It also believes an opportunity exists to expand its turnkey offerings to global enterprise customers in new vertical markets. The Company believes that this acquisition will accelerate its development roadmap, enable it to offer higher margin turnkey solutions for new and existing customers, and further increase its relevance with mobile network operators and key channel partners in the global M2M marketplace.

     The goodwill arising from the Wireless Matrix acquisition is not deductible for income tax purposes.

     Following is unaudited pro forma consolidated financial information presented as if the acquisition had occurred on March 1, 2012. The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had Wireless Matrix been included in the Company's historical consolidated financial statements for the three months ended May 31, 2012. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

(in thousands except per share amounts)

Pro Forma
Three Months
Ended
May 31,
2012
Revenue	$52,014
Net income	$3,251
Earnings per share:
Basic	$0.10
Diluted	$0.09
Shares used in computing earnings per share:
Basic	33,100
Diluted	34,438

     The pro forma adjustments for the three months ended May 31, 2012 consist of adding Wireless Matrix's results of operations for its fiscal quarter comprised of the three months ended April 30, 2012. The pro forma net income above includes additional amortization expense of $1,188,000 related to the estimated fair value of identifiable intangible assets arising from the preliminary purchase price allocation. In addition, the number of shares used in computing pro forma earnings per share includes 5,175,000 common stock shares sold in February 2013 to fund the acquisition of Wireless Matrix, as if such shares were outstanding during the three months ended May 31, 2012.

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	May 31,	February 28,
	2013	2013
Raw materials	$8,841	$10,201
Work in process	300	335
Finished goods	3,302	2,980
	$12,443	$13,516

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill are as follows (in thousands):

	Three Months Ended
	May 31,
	2013	2012
Balance at beginning of period	$1,112	$-
Navman product line acquisition	-	1,112
Wireless Matrix acquisition (see Note 2)	17,192	-
Balance at end of period	$18,304	$1,112

     Other intangible assets are comprised as follows (in thousands):

		May 31, 2013			February 28, 2013
			Accum-			Accum-
		Gross	ulated		Gross	ulated
	Amortization	Carrying	Amortiz-		Carrying	Amortiz-
	Period	Amount	ation	Net	Amount	ation	Net
Customer lists	5-7 years	$16,288	$2,010	$14,278	$1,848	$1,218	$630
Developed/core technology	2-7 years	14,181	3,232	10,949	3,001	2,572	429
Supply contract	5 years	2,220	470	1,750	2,220	359	1,861
Tradename	7 years	2,130	684	1,446	2,130	609	1,521
Covenants not to compete	5 years	262	128	134	262	119	143
Patents	5 years	50	33	17	50	31	19
		$35,131	$6,557	$28,574	$9,511	$4,908	$4,603

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2014 (remainder)	$4,451
2015	5,729
2016	5,677
2017	5,677
2018	5,176
Thereafter	1,864
$28,574

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan is repayable at the rate of $83,333 per month beginning April 2013, with a $1.1 million principal payment due at maturity. At May 31, 2013, the effective interest rate on the New Term Loan was 3.25%. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at May 31, 2013. The Company agreed to pay loan fees to Square 1 Bank in connection with the Eighth Amendment of $7,500 on the first anniversary and $37,500 on each of the next three anniversaries of the New Term Loan.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At May 31, 2013, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	May 31,	February 28,
	2013	2013
Bank term loan	$4,833	$1,800
Note payable to Navman, net of unamortized discount	2,721	2,895
	7,554	4,695
Less portion due within one year	(2,145)	(2,261)
Long-term debt	$5,409	$2,434

     The Navman note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of rebates on products sold by CalAmp to Navman under the Supply Agreement. After all such rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the three months ended May 31, 2013, the Company made principal payments of $257,000 and amortized $83,000 of the discount on the Navman note.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2013	2013
Deferred rent	$228	$251
Deferred revenue	1,450	1,285
Contingent royalties consideration payable to Navman	312	303
	$1,990	$1,839

     The contingent royalties consideration in the aggregate fair value amount of $845,000 at May 31, 2013, of which $533,000 is included in other current liabilities at that date, is payable to Navman at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. During the three months ended May 31, 2013, the Company made royalty payments of $56,000 to Navman.

NOTE 6 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. In assessing the need for a valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the net operating loss and tax credit carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and New Zealand. Income tax returns filed for fiscal years 2008 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2009 through 2013 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2010 through 2013 remain open to examination by tax authorities in Canada. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     At May 31, 2013, the Company had a net deferred income tax asset balance of $40 million. The current portion of the deferred tax assets is $6.8 million and the non-current portion is $33.2 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $44 million and a valuation allowance of $4 million.

     The effective income tax rate was 37.8% and 0.2% in the three months ended May 31, 2013 and 2012, respectively. The lower effective tax rate in 2012 was attributable primarily to the fact that during the three months ended May 31, 2012 the income tax provision was offset by a reduction of the deferred tax asset valuation allowance. In the three months ended May 31, 2013, there was no reduction in the valuation allowance.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	May 31,
	2013	2012
Basic weighted average number of common
shares outstanding	34,566	27,925
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	1,097	1,338
Diluted weighted average number of common
shares outstanding	35,663	29,263

     Shares underlying stock options of 322,000 and 800,000 at May 31, 2013 and May 31, 2012, respectively, were excluded from the calculations of diluted earnings per share for the respective three-month periods then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended
	May 31,
	2013	2012
Cost of revenues	$39	$27
Research and development	110	98
Selling	71	63
General and administrative	411	670
	$631	$858

     Changes in the Company's outstanding stock options during the three months ended May 31, 2013 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2013	1,656	$5.53
Granted	-	-
Exercised	(104)	7.10
Forfeited or expired	-	-
Outstanding at May 31, 2013	1,552	$5.42
Exercisable at May 31, 2013	1,298	$5.66

     During the three months ended May 31, 2013, upon the net share settlement exercise of 54,899 options held by four directors of the Company, the Company retained 33,222 shares to cover the option exercise price.

     Changes in the Company's unvested restricted stock shares and restricted stock units (“RSUs”) during the three months ended May 31, 2013 were as follows (restricted shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares and	Date Fair
	RSUs	Value
Outstanding at February 28, 2013	1,338	$4.40
Granted	22	9.61
Vested	(52)	3.18
Forfeited	-	-
Outstanding at May 31, 2013	1,308	$4.54

     During the three months ended May 31, 2013, the Company retained 19,719 shares of the vested restricted stock and RSUs to satisfy the employee’s minimum required statutory amount of withholding taxes.

     As of May 31, 2013, there was $4.7 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.7 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 24% and 27% of consolidated revenues for the three months ended May 31, 2013 and 2012, respectively, and 21% and 18% of consolidated net accounts receivable at May 31, 2013 and February 28, 2013, respectively. One customer of the Company's Wireless DataCom segment accounted for 10% of consolidated revenues for the three months ended May 31, 2012.

     A substantial portion of the Company’s inventory is purchased from one supplier, which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 63% and 57% of Company's total inventory purchases in the three months ended May 31, 2013 and 2012, respectively. As of May 31, 2013, this supplier accounted for 62% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Accrued warranty costs are included in other current liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability for the three months ended May 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended
	May 31,
	2013	2012
Balance at beginning of period	$1,328	$994
Charged to costs and expenses	234	334
Deductions	(124)	(93)
Balance at end of period	$1,438	$1,235

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2013	2012
Interest expense paid	$30	$32
Income tax paid (net refunds received)	$(20)	$3

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended
	May 31,
	2013	2012
Acquisition of Navman Wireless Product Lines:

Non-interest bearing $4,000 promissory note payable
to Navman Wireless, less unamortized discount of $920	$-	$3,080

Accrued liability for earn-out consideration payable
to Navman Wireless	$-	$822

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended May 31, 2013				Three Months Ended May 31, 2012
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$40,865	$12,881		$53,746	$31,671	$12,190		$43,861
Gross profit	$15,960	$2,521		$18,481	$11,745	$1,931		$13,676
Gross margin	39.1%	19.6%		34.4%	37.1%	15.8%		31.2%
Operating income	$2,366	$1,548	$(1,037)	$2,877	$4,391	$1,080	$(1,190)	$4,281

     The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses also include stock-based compensation expense of $142,000 and $466,000 in the three months ended May 31, 2013 and 2012, respectively.

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

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the Securities and Exchange Commission on April 25, 2013, and include the following areas:

  Allowance for doubtful accounts;
  Inventory write-downs;
  Product warranties;
  Deferred income tax assets and uncertain tax positions;
  Impairment assessments of purchased intangible assets and other long-lived assets;
  Stock-based compensation expense; and
  Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

     We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite reporting segments.

WIRELESS DATACOM

     Our Wireless DataCom segment offers solutions to address the markets for Machine-to-Machine, or M2M, communications, Mobile Resource Management, or MRM, applications and other emerging applications that require anytime and everywhere connectivity. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote assets. Our extensive portfolio of intelligent communications devices, scalable cloud services platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering solutions globally in our core vertical markets in Energy, Government and Transportation. In addition, we anticipate significant future opportunities for adoption of our M2M and MRM solutions in the Fleet Management, Heavy Equipment and Usage-Based Automobile Insurance vertical markets, as well as other emerging applications in additional markets, domestic and international.

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

Operating Results by Reporting Segment

     The Company's revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended May 31,
	2013		2012
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$40,865	76.0%	$31,671	72.2%
Satellite	12,881	24.0%	12,190	27.8%
Total	$53,746	100.0%	$43,861	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2013		2012
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$15,960	86.4%	$11,745	85.9%
Satellite	2,521	13.6%	1,931	14.1%
Total	$18,481	100.0%	$13,676	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended May 31,
	2013		2012
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$2,366	4.4%	$4,391	10.0%
Satellite	1,548	2.9%	1,080	2.5%
Corporate expenses	(1,037)	(1.9%)	(1,190)	(2.7%)
Total	$2,877	5.4%	$4,281	9.8%

     Revenue

     Wireless DataCom revenue increased by $9.2 million, or 29%, to $40.9 million in the first quarter of fiscal 2014 compared to the fiscal 2013 first quarter due primarily to the revenue contribution of the newly acquired Wireless Matrix business and increased revenue in the Company’s MRM business.

     Satellite revenue increased by $0.7 million, or 6%, to $12.9 million in the three months ended May 31, 2013 from $12.2 million for the same period in the previous fiscal year.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $4.2 million to $16.0 million in the fiscal 2014 first quarter compared to $11.8 million in the first quarter of last year primarily as a result of higher revenue. Wireless DataCom's gross margin increased to 39.1% in the first quarter of fiscal 2014 from 37.1% in the first quarter of fiscal 2013 primarily due to higher margins of the Wireless Matrix application subscriptions revenue compared to the rest of the Wireless DataCom revenues.

     Satellite gross profit increased by $0.6 million in the fiscal 2014 first quarter compared to the first quarter of last year, while gross margin improved to 19.6% in the first quarter of fiscal 2014 from 15.8% in the first quarter of fiscal 2013. These improvements are attributable to changes in product mix and product cost reductions.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by reporting segment.

     Operating Expenses

     Consolidated research and development expense increased by $2.0 million to $5.2 million in the fiscal 2014 first quarter compared to $3.2 million in the first quarter of last year. The Wireless Matrix acquisition accounted for $1.5 million of the increase and the MRM business accounted for $0.6 million of the increase due to increased R&D staff.

     Consolidated selling expense increased by $2.2 million to $5.0 million in the first quarter of this year compared to $2.8 million in the first quarter of last year. The Wireless Matrix acquisition accounted for $1.4 million of the increase. The MRM and Wireless Networks businesses accounted for the remaining increase due to higher payroll expense as a result of additional sales and marketing personnel.

     Consolidated general and administrative (“G&A”) expenses increased by $0.7 million to $3.8 million in the first quarter of this year compared to $3.1 million in the first quarter of last year due primarily to the Wireless Matrix acquisition.

     Amortization of intangibles increased from $0.3 million in the first quarter of last year to $1.6 million in the first quarter of this year. The increase is attributable to the Navman product line acquisition in May 2012 and the Wireless Matrix acquisition in March 2013.

     Non-operating Expense, Net

     Non-operating expense increased by $79,000 to $169,000 in the first quarter of this year compared to $90,000 in the first quarter of last year due primarily to increased interest expense of $59,000 on the higher balance of bank debt outstanding in the first quarter of this year compared to the same period last year.

     Income Tax Provision

     The effective income tax rate was 37.8% and 0.2% in the three months ended May 31, 2013 and 2012, respectively. The lower effective tax rate in 2012 was attributable primarily to the fact that during the three months ended May 31, 2012 the income tax provision was substantially negated by a reduction of the deferred tax asset valuation allowance. In the three months ended May 31, 2013, there was no reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan is repayable at the rate of $83,333 per month beginning April 2013, with a $1.1 million principal payment due at maturity. At May 31, 2013, the effective interest rate on the New Term Loan was 3.25%. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at May 31, 2013.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At May 31, 2013, the Company was in compliance with its debt covenants under the credit facility.

     The Company's primary sources of liquidity are its cash and cash equivalents and the revolving line of credit with Square 1 Bank. During the first quarter of fiscal 2014, cash and cash equivalents decreased by $38.6 million. During this period, cash of $5.8 was provided by operations. Cash of $47.2 million was used in investing activities, which included net cash used of $46.9 million for the Wireless Matrix acquisition, and capital expenditures of $0.4 million. Cash of $2.9 million was provided by financing activities primarily from net proceeds of $3.0 million from the bank term loan.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to integrate the business of Wireless Matrix and to achieve the operating results management anticipates, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2013 as filed with the Securities and Exchange Commission on April 25, 2013. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at May 31, 2013, where it will remain unchanged for such time that the Canadian subsidiary continues to be part of the Company’s consolidated financial statements. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $39,000 and $26,000 in the three month periods ended May 31, 2013 and 2012, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated income statement assuming that the full amount of the facility was borrowed.

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

ITEM 1A. RISK FACTORS

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2013, for a discussion of factors that could materially affect the Company's business, financial condition or future results.

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

June 27, 2013	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)