Form 10-Q
period 2013-08-31
CalAmp Corp.
filed 2013-10-02
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013
or

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

     The number of shares outstanding of the registrant’s common stock as of September 16, 2013 was 35,458,932.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	August 31,	February 28,
Assets	2013	2013
Current assets:
Cash and cash equivalents	$29,678	$63,101
Accounts receivable, less allowance for doubtful accounts of
$736 and $461 at August 31, 2013 and February 28, 2013, respectively	27,556	19,111
Inventories	14,162	13,516
Deferred income tax assets	6,640	6,400
Prepaid expenses and other current assets	4,966	4,641
Total current assets	83,002	106,769

Property, equipment and improvements, net of
accumulated depreciation and amortization	4,421	2,778
Deferred income tax assets, less current portion	31,580	34,616
Goodwill	18,304	1,112
Other intangible assets, net	27,090	4,603
Other assets	1,469	893
	$165,866	$150,771

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,440	$2,261
Accounts payable	20,188	11,871
Accrued payroll and employee benefits	4,838	5,298
Deferred revenue	6,698	6,410
Other current liabilities	3,234	3,109
Total current liabilities	37,398	28,949

Long-term debt	4,689	2,434
Other non-current liabilities	2,232	1,839

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,444 and 35,041 shares issued and outstanding
at August 31, 2013 and February 28, 2013, respectively	354	350
Additional paid-in capital	201,833	202,368
Accumulated deficit	(80,575)	(85,104)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	121,547	117,549
	$165,866	$150,771

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Revenues :
Products	$48,831	$39,765	$92,914	$80,161
Application subscriptions and other services	9,976	4,222	19,639	7,687
Total revenues	58,807	43,987	112,553	87,848

Cost of revenues:
Products	35,166	27,706	66,611	55,854
Application subscriptions and other services	3,802	2,146	7,622	4,183
Total cost of revenues	38,968	29,852	74,233	60,037

Gross profit	19,839	14,135	38,320	27,811

Operating expenses:
Research and development	5,296	3,657	10,454	6,829
Selling	4,884	3,173	9,869	5,981
General and administrative	3,418	3,052	7,230	6,150
Intangible asset amortization	1,484	475	3,133	792
Total operating expenses	15,082	10,357	30,686	19,752

Operating income	4,757	3,778	7,634	8,059

Non-operating expense:
Interest expense, net	(87)	(123)	(209)	(187)
Other income (expense), net	6	21	(41)	(5)
Total non-operating expense	(81)	(102)	(250)	(192)

Income before income taxes	4,676	3,676	7,384	7,867

Income tax provision	(1,832)	(17)	(2,855)	(26)
Net income	$2,844	$3,659	$4,529	$7,841

Earnings per share:
Basic	$0.08	$0.13	$0.13	$0.28
Diluted	$0.08	$0.12	$0.13	$0.27

Shares used in computing earnings per share:
Basic	34,808	28,476	34,687	28,201
Diluted	35,833	29,692	35,748	29,478

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Six Months Ended
	August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,529	$7,841
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	4,015	1,260
Stock-based compensation expense	1,321	1,672
Amortization of note discount and debt issue costs	147	22
Deferred tax assets, net	2,796	(85)
Other	-	15
Changes in operating assets and liabilities:
Accounts receivable	(2,976)	(5,234)
Inventories	(567)	(2,955)
Prepaid expenses and other assets	38	103
Accounts payable	7,716	4,795
Accrued liabilities	(3,497)	(28)
Deferred revenue	288	(198)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,810	7,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(841)	(920)
Navman Wireless asset purchase agreement	-	(1,000)
Wireless Matrix acquisition, net of cash acquired	(46,837)	-
Collections on note receivable	-	283
NET CASH USED IN INVESTING ACTIVITIES	(47,678)	(1,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank term loan	5,000	-
Debt repayments	(2,703)	(500)
Taxes paid related to net share settlement of vested equity awards	(2,991)	(2,515)
Proceeds from exercise of stock options and warrants	1,139	2,078
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	445	(937)

Net change in cash and cash equivalents	(33,423)	4,634
Cash and cash equivalents at beginning of period	63,101	5,601
Cash and cash equivalents at end of period	$29,678	$10,235

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s two reporting segments are Wireless DataCom and Satellite.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2013, a 53-week year, fell on March 2, 2013. The actual interim periods described in this Quarterly Report on Form 10-Q ended on August 31, 2013 and August 25, 2012, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2013 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 25, 2013.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at August 31, 2013 and its results of operations for the three months ended August 31, 2013 and 2012. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The purchase price for the products and technologies acquired from Navman pursuant to the Asset Purchase Agreement was $4,902,000, comprised of $1,000,000 paid in cash at closing, a non-interest bearing note payable with an original face amount of $4,000,000 and a present value at the time of issuance of $3,080,000, and the fair value of the initial estimated contingent royalties consideration of $822,000 for sales by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. The note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement.

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

     Following is unaudited pro forma consolidated financial information presented as if the acquisition had occurred at the beginning of fiscal 2013. The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had Wireless Matrix been included in the Company's historical consolidated financial statements for the three and six month periods ended August 31, 2012. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

(in thousands except per share amounts)

	Pro Forma
	Three Months	Six Months
	Ended	Ended
	August 31,	August 31,
	2012	2012
Revenue	$50,201	$102,215
Net income	$2,293	$5,544
Earnings per share:
Basic	$0.07	$0.17
Diluted	$0.07	$0.16
Shares used in computing earnings per share:
Basic	33,651	33,376
Diluted	34,867	34,653

     The pro forma adjustments for the three and six months ended August 31, 2012 consist of adding Wireless Matrix's standalone results of operations for the three and six month periods ended July 31, 2012 to CalAmp’s historical results of operations for the three and six month periods ended August 31, 2012. The pro forma net income above includes additional amortization expense of $1,188,000 and $2,376,000 for the three and six months ended August 31, 2012, respectively, related to the estimated fair value of identifiable intangible assets arising from the preliminary purchase price allocation. In addition, the number of shares used in computing pro forma earnings per share includes 5,175,000 common stock shares sold in February 2013 to fund the acquisition of Wireless Matrix, as if such shares were outstanding during the three and six month periods ended August 31, 2012.

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	August 31,	February 28,
	2013	2013
Raw materials	$10,243	$10,201
Work in process	457	335
Finished goods	3,462	2,980
	$14,162	$13,516

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill are as follows (in thousands):

	Six Months Ended
	August 31,
	2013	2012
Balance at beginning of period	$1,112	$-
Navman product line acquisition	-	1,112
Wireless Matrix acquisition (see Note 2)	17,192	-
Balance at end of period	$18,304	$1,112

     Other intangible assets are comprised as follows (in thousands):

		August 31, 2013			February 28, 2013
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	5-7 years	$16,288	$2,768	$13,520	$1,848	$1,218	$630
Developed/core technology	2-7 years	14,181	3,760	10,421	3,001	2,572	429
Supply contract	5 years	2,220	580	1,640	2,220	359	1,861
Tradename	7 years	2,130	761	1,369	2,130	609	1,521
Covenants not to compete	5 years	262	136	126	262	119	143
Patents	5 years	50	36	14	50	31	19
		$35,131	$8,041	$27,090	$9,511	$4,908	$4,603

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2014 (remainder)	$2,968
2015	5,729
2016	5,677
2017	5,677
2018	5,176
Thereafter	1,863
$27,090

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan is repayable at the rate of $83,333 per month beginning April 2013, with a $1.1 million principal payment due at maturity. At August 31, 2013, the effective interest rate on the New Term Loan was 3.25%. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at August 31, 2013. The Company agreed to pay loan fees to Square 1 Bank in connection with the Eighth Amendment of $7,500 on the first anniversary and $37,500 on each of the next three anniversaries of the New Term Loan.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At August 31, 2013, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	August 31,	February 28,
	2013	2013
Bank term loan	$4,583	$1,800
Note payable to Navman, net of unamortized discount	2,546	2,895
	7,129	4,695
Less portion due within one year	(2,440)	(2,261)
Long-term debt	$4,689	$2,434

     The Navman note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of rebates on products sold by CalAmp to Navman under the Supply Agreement. After all such rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the six months ended August 31, 2013, the Company made principal payments of $487,000 and amortized $138,000 of the discount on the Navman note.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2013	2013
Deferred rent	$207	$251
Deferred revenue	1,710	1,285
Contingent royalties consideration payable to Navman	315	303
	$2,232	$1,839

     The contingent royalties consideration in the aggregate fair value amount of $842,000 at August 31, 2013, of which $527,000 is included in other current liabilities at that date, is payable to Navman at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. During the six months ended August 31, 2013, the Company made royalty payments of $105,000 to Navman.

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

     At August 31, 2013, the Company had a net deferred income tax asset balance of $38.2 million. The current portion of the deferred tax assets is $6.6 million and the non-current portion is $31.6 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $41.8 million and a valuation allowance of $3.6 million.

     The effective income tax rate was 38.7% in the six months ended August 31, 2013. No income tax provision was recorded during the six months ended August 31, 2012, other than minimum income taxes in the U.S. and foreign income taxes, primarily due to the fact that the income tax provision was offset by a reduction of the deferred tax asset valuation allowance.

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

     The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Basic weighted average number of common
shares outstanding	34,808	28,476	34,687	28,201
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	1,025	1,216	1,061	1,277
Diluted weighted average number of common
shares outstanding	35,833	29,692	35,748	29,478

     Shares underlying stock options of 65,000 and 457,000 at August 31, 2013 and August 31, 2012, respectively, were excluded from the calculations of diluted earnings per share for the three and six month periods then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Cost of revenues	$42	$32	$81	$59
Research and development	122	111	232	209
Selling	87	84	158	147
General and administrative	439	587	850	1,257
	$690	$814	$1,321	$1,672

     Changes in the Company's outstanding stock options during the six months ended August 31, 2013 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2013	1,656	$5.53
Granted	65	15.14
Exercised	(201)	7.69
Forfeited or expired	-	-
Outstanding at August 31, 2013	1,520	$5.65
Exercisable at August 31, 2013	1,292	$5.31

     During the six months ended August 31, 2013, upon the net share settlement exercise of 54,899 options held by four directors of the Company, the Company retained 33,222 shares to cover the aggregate option exercise price.

     Changes in the Company's unvested restricted stock shares and restricted stock units (“RSUs”) during the six months ended August 31, 2013 were as follows (restricted shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2013	1,338	$4.40
Granted	286	14.71
Vested	(584)	3.80
Forfeited	(11)	5.06
Outstanding at August 31, 2013	1,029	$7.60

     During the six months ended August 31, 2013, the Company retained 200,720 shares of the vested restricted stock and RSUs to satisfy the employees’ minimum required statutory amount of withholding taxes.

     As of August 31, 2013, there was $8.6 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.1 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 20% and 21% of consolidated revenues for the quarters ended August 31, 2013 and 2012, respectively, and accounted for 22% and 24% of consolidated revenues for the respective six-month periods then ended. This customer accounted for 16% and 14% of consolidated net accounts receivable at August 31, 2013 and February 28, 2013, respectively.

     A substantial portion of the Company’s inventory is purchased from one supplier which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 64% and 53% of Company's total inventory purchases in the six months ended August 31, 2013 and 2012, respectively. As of August 31, 2013, this supplier accounted for 66% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Accrued warranty costs are included in other current liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability for the six months ended August 31, 2013 and 2012 is as follows (in thousands):

	Six Months Ended
	August 31,
	2013	2012
Balance at beginning of period	$1,328	$994
Charged to costs and expenses	438	429
Deductions	(256)	(174)
Balance at end of period	$1,510	$1,249

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2013	2012
Interest expense paid	$70	$62
Income tax paid (net refunds received)	$36	$88

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended
	August 31,
	2013	2012
Acquisition of Navman Wireless Product Lines:

Non-interest bearing $4,000 promissory note payable
to Navman Wireless, less unamortized discount of $920	$-	$3,080

Accrued liability for earn-out consideration payable
to Navman Wireless	$-	$822

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended August 31, 2013				Three Months Ended August 31, 2012
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$47,196	$11,611		$58,807	$34,173	$9,814		$43,987
Gross profit	$17,555	$2,284		$19,839	$12,429	$1,706		$14,135
Gross margin	37.2%	19.7%		33.7%	36.4%	17.4%		32.1%
Operating income	$4,314	$1,228	$(785)	$4,757	$4,002	$749	$(973)	$3,778

	Six Months Ended August 31, 2013				Six Months Ended August 31, 2012
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$88,061	$24,492		$112,553	$65,844	$22,004		$87,848
Gross profit	$33,515	$4,805		$38,320	$24,174	$3,637		$27,811
Gross margin	38.1%	19.6%		34.0%	36.7%	16.5%		31.7%
Operating income	$6,680	$2,776	$(1,822)	$7,634	$8,393	$1,829	$(2,163)	$8,059

     The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $142,000 and $358,000 in the three-month periods ended August 31, 2013 and 2012, respectively, and $284,000 and $825,000, respectively, in the six-month periods then ended.

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
  Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
  Stock-based compensation expense; and
  Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

     We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite reporting segments.

WIRELESS DATACOM

     Our Wireless DataCom segment offers solutions to address the markets for Machine-to-Machine, or M2M, communications, Mobile Resource Management, or MRM, applications and other emerging applications that require anytime and everywhere connectivity. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote assets. Our extensive portfolio of intelligent communications devices, scalable cloud services platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering solutions globally in our core vertical markets in Energy, Government and Transportation. In addition, we anticipate significant future opportunities for adoption of our M2M and MRM solutions in the Heavy Equipment and Insurance Telematics vertical markets, as well as other emerging applications in additional markets, both domestic and international.

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

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income by business segment are as follows:

REVENUE BY SEGMENT
	Three Months Ended August 31,				Six Months Ended August 31,
	2013		2012		2013		2012
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$47,196	80.3%	$34,173	77.7%	$88,061	78.2%	$65,844	75.0%
Satellite	11,611	19.7%	9,814	22.3%	24,492	21.8%	22,004	25.0%
Total	$58,807	100.0%	$43,987	100.0%	$112,553	100.0%	$87,848	100.0%

GROSS PROFIT BY SEGMENT
	Three Months Ended August 31,				Six Months Ended August 31,
	2013		2012		2013		2012
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$17,555	88.5%	$12,429	87.9%	$33,515	87.5%	$24,174	86.9%
Satellite	2,284	11.5%	1,706	12.1%	4,805	12.5%	3,637	13.1%
Total	$19,839	100.0%	$14,135	100.0%	$38,320	100.0%	$27,811	100.0%

OPERATING INCOME BY SEGMENT
	Three Months Ended August 31,				Six Months Ended August 31,
	2013		2012		2013		2012
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$4,314	7.3%	$4,002	9.1%	$6,680	5.9%	$8,393	9.6%
Satellite	1,228	2.1%	749	1.7%	2,776	2.5%	1,829	2.1%
Corporate expenses	(785)	(1.3%)	(973)	(2.2%)	(1,822)	(1.6%)	(2,163)	(2.5%)
Total	$4,757	8.1%	$3,778	8.6%	$7,634	6.8%	$8,059	9.2%

     Revenue

     Wireless DataCom revenue increased by $13.0 million, or 38%, to $47.2 million in the second quarter of fiscal 2014 compared to the fiscal 2013 second quarter. For the six months ended August 31, 2013, Wireless DataCom revenue increased by $22.2 million, or 34%, to $88.1 million compared to the same period of the prior year. These increases were due primarily to the revenue contribution of the newly acquired Wireless Matrix business and increased demand for the Company’s MRM products, particularly for stolen vehicle recovery applications in South America.

     Satellite revenue increased by $1.8 million, or 18%, to $11.6 million in the three months ended August 31, 2013 from $9.8 million for the same period in the previous fiscal year. For the six months ended August 31, 2013, Satellite revenue increased by $2.5 million, or 11%, to $24.5 million from $22.0 million for the same period of the prior year. These increases were due primarily to the introduction of new home networking products that were launched in fiscal 2013.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased 41% to $17.6 million in the fiscal 2014 second quarter compared to $12.4 million in the second quarter of last year, and gross margin increased to 37.2% in the second quarter of fiscal 2014 from 36.4% in the second quarter of fiscal 2013. Wireless DataCom gross profit increased 39% to $33.5 million in the six months ended August 31, 2013, compared to $24.2 million for the same period of the prior year. Wireless DataCom gross margin increased from 36.7% in the first half of fiscal 2013 to 38.1% in the first half of fiscal 2014. These improvements were primarily due to higher margins for the application subscriptions revenue of Wireless Matrix, which was acquired at the beginning of fiscal 2014, compared to the rest of the Wireless DataCom revenues.

     Satellite gross profit increased by $0.5 million to $2.3 million in the fiscal 2014 second quarter compared to the second quarter of last year. Satellite's gross margin increased to 19.7% in the fiscal 2014 second quarter from 17.4% in the second quarter of last year. These improvements are attributable to changes in product mix and product cost reductions.

     The Satellite segment had gross profit of $4.8 million for the six months ended August 31, 2013, compared to gross profit of $3.6 million for the same period last year. Satellite gross margin was 19.6% for the six months ended August 31, 2013, compared to 16.5% for the same period last year. These increases are attributable to the same factors cited above for the three month periods.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense increased by $1.6 million to $5.3 million in the second quarter of fiscal 2014 from $3.7 million in the second quarter of last year due primarily to the Wireless Matrix acquisition, which accounted for $1.3 million of the increase. For the six-month year-to-date periods, R&D expense increased by $3.6 million from $6.8 million last year to $10.5 million this year due primarily to the Wireless Matrix acquisition, which accounted for $2.8 million of the increase.

     Consolidated selling expenses increased by $1.7 million to $4.9 million in the second quarter of this year from $3.2 million last year. For the six-month year-to-date periods, selling expenses increased by $3.9 million from $6.0 million last year to $9.9 million this year. The Wireless Matrix acquisition accounted for $1.3 million of the increase in the three month period and $2.7 million in the six month period. The MRM and Wireless Networks businesses accounted for the remaining increases due to higher payroll expense as a result of additional sales and marketing personnel.

     Consolidated general and administrative expenses ("G&A") increased by $0.3 million to $3.4 million in the second quarter of this year from $3.1 million last year due primarily to the Wireless Matrix acquisition which accounted for essentially all of the increase. For the six-month periods, consolidated G&A increased by $1.1 million to $7.2 million for fiscal 2014 from $6.1 million last year due primarily to the Wireless Matrix acquisition, which accounted for $1.0 million of the increase.

     Amortization of intangibles increased from $0.5 million in the second quarter of last year to $1.5 million in the second quarter of this year. For the six-month periods, amortization of intangibles increased to $3.1 million this year from $0.8 million last year. These increases are attributable to the Navman product line acquisition in May 2012 and the Wireless Matrix acquisition in March 2013.

     Non-operating Expense, Net

     Non-operating expense, net decreased by $21,000 to $81,000 in the second quarter of this year compared to $102,000 in the second quarter of last year due primarily to decreased interest expense of $33,000 on the lower balance of the Navman note outstanding in the second quarter of this year compared to the same period last year.

     Non-operating expense, net was $250,000 in the six months ended August 31, 2013 compared to $192,000 in the six months ended August 31, 2012 due primarily to increased foreign exchange losses of $31,000 and increased interest expense of $24,000.

     Income Tax Provision

     The effective income tax rate was 39.2% and 38.7% in the three and six month periods ended August 31, 2013, respectively. No income tax provision was recorded during the three and six month periods ended August 31, 2012, other than minimum income taxes in the U.S. and foreign income taxes, primarily due to the fact that the income tax provision was offset by a reduction of the deferred tax asset valuation allowance. Substantially all of the remaining deferred tax asset valuation allowance was eliminated in the quarter ended February 28, 2013 in connection with an assessment of the future realizability of the Company’s deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing bank term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan is repayable at the rate of $83,333 per month beginning April 2013, with a $1.1 million principal payment due at maturity. At August 31, 2013, the effective interest rate on the New Term Loan was 3.25%. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. At August 31, 2013, the New Term Loan had an outstanding balance of $4.6 million, and there were no borrowings outstanding on the revolver portion of the bank credit facility.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At August 31, 2013, the Company was in compliance with its debt covenants under the credit facility.

     The Company's primary sources of liquidity are its cash and cash equivalents and the revolving line of credit with Square 1 Bank. During the first half of fiscal 2014, cash and cash equivalents decreased by $33.4 million. During this period, cash of $13.8 million was provided by operations, and cash of $47.7 million was used in investing activities, consisting of net cash used of $46.9 million for the Wireless Matrix acquisition and capital expenditures of $0.8 million. In addition, cash of $0.4 million was provided by financing activities, consisting of net proceeds of $2.8 million from the bank term loan and proceeds of $1.1 million from exercise of stock options, partially offset by taxes paid related to net share settlement of vested equity awards of $3.0 million and principal payments of $0.5 million on the note payable to Navman.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, the effects of the automatic federal budget cuts required pursuant to the sequester that took effect on March 1, 2013, any potential adverse effects associated with the federal government shutdown that began on October 1, 2013, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to integrate the business of Wireless Matrix and to achieve the operating results management anticipates, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2013 as filed with the Securities and Exchange Commission on April 25, 2013. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at August 31, 2013, where it will remain unchanged for such time that the Canadian subsidiary continues to be part of the Company’s consolidated financial statements. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $5,000 and $23,000 in the three months ended August 31, 2013 and 2012, respectively. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $(34,000) and $(3,000) in the six months ended August 31, 2013 and 2012, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated income statement assuming that the full amount of the facility was borrowed. At August 31, 2013, outstanding borrowings on this bank credit facility amounted to $4.6 million.

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

October 2, 2013	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)