Form 10-Q
period 2013-11-30
CalAmp Corp.
filed 2013-12-23
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
or

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

     The number of shares outstanding of the registrant’s common stock as of December 16, 2013 was 35,600,611.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	November 30,	February 28,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$31,108	$63,101
Accounts receivable, less allowance for doubtful accounts of
$725 and $461 at November 30, 2013 and February 28, 2013, respectively	30,897	19,111
Inventories	12,541	13,516
Deferred income tax assets	6,363	6,400
Prepaid expenses and other current assets	4,326	4,641
Total current assets	85,235	106,769

Property, equipment and improvements, net of
accumulated depreciation and amortization	4,426	2,778
Deferred income tax assets, less current portion	30,184	34,616
Goodwill	18,304	1,112
Other intangible assets, net	25,667	4,603
Other assets	1,490	893
	$165,306	$150,771
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,238	$2,261
Accounts payable	17,005	11,871
Accrued payroll and employee benefits	5,518	5,298
Deferred revenue	6,699	6,410
Other current liabilities	3,684	3,109
Total current liabilities	34,144	28,949

Long-term debt	1,131	2,434
Other non-current liabilities	2,293	1,839

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,580 and 35,041 shares issued and outstanding
at November 30, 2013 and February 28, 2013, respectively	356	350
Additional paid-in capital	203,815	202,368
Accumulated deficit	(76,368)	(85,104)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	127,738	117,549
	$165,306	$150,771

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Revenues :
Products	$53,307	$38,793	$146,221	$118,954
Application subscriptions and other services	10,196	5,547	29,835	13,234
Total revenues	63,503	44,340	176,056	132,188

Cost of revenues:
Products	37,845	27,157	104,456	83,011
Application subscriptions and other services	4,663	3,151	12,285	7,334
Total cost of revenues	42,508	30,308	116,741	90,345

Gross profit	20,995	14,032	59,315	41,843

Operating expenses:
Research and development	5,267	3,564	15,721	10,393
Selling	4,920	2,982	14,789	8,963
General and administrative	3,291	2,699	10,521	8,849
Intangible asset amortization	1,485	475	4,618	1,267
Total operating expenses	14,963	9,720	45,649	29,472

Operating income	6,032	4,312	13,666	12,371

Non-operating expense:
Interest expense, net	(67)	(129)	(276)	(316)
Other expense, net	(10)	(9)	(51)	(14)
Total non-operating expense	(77)	(138)	(327)	(330)

Income before income taxes	5,955	4,174	13,339	12,041

Income tax provision	(1,748)	(19)	(4,603)	(45)

Net income	$4,207	$4,155	$8,736	$11,996

Earnings per share:
Basic	$0.12	$0.14	$0.25	$0.42
Diluted	$0.12	$0.14	$0.24	$0.40

Shares used in computing earnings per share:
Basic	35,171	29,210	34,848	28,537
Diluted	36,206	30,096	35,901	29,684

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Nine Months Ended
	November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,736	$11,996
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	5,967	1,995
Stock-based compensation expense	2,129	2,292
Amortization of note discount and debt issue costs	194	248
Deferred tax assets, net	4,469	-
Other	-	15
Changes in operating assets and liabilities:
Accounts receivable	(6,317)	(6,484)
Inventories	1,054	(3,180)
Prepaid expenses and other assets	657	365
Accounts payable	4,533	3,523
Accrued liabilities	(2,306)	564
Deferred revenue	289	(511)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,405	10,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,375)	(1,396)
Navman Wireless asset purchase agreement	-	(1,000)
Wireless Matrix acquisition, net of cash acquired	(46,837)	-
Collections on note receivable	-	430
Other	-	(8)
NET CASH USED IN INVESTING ACTIVITIES	(48,212)	(1,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank term loan	5,000	-
Debt repayments	(7,510)	(960)
Taxes paid related to net share settlement of vested equity awards	(3,027)	(2,551)
Proceeds from exercise of stock options and warrants	2,351	2,621
NET CASH USED IN FINANCING ACTIVITIES	(3,186)	(890)

Net change in cash and cash equivalents	(31,993)	7,959
Cash and cash equivalents at beginning of period	63,101	5,601
Cash and cash equivalents at end of period	$31,108	$13,560

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s two reporting segments are Wireless DataCom and Satellite.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2013, a 53-week year, fell on March 2, 2013. The actual interim periods described in this Quarterly Report on Form 10-Q ended on November 30, 2013 and November 24, 2012, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2013 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 25, 2013.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2013 and its results of operations for the three and nine months ended November 30, 2013 and 2012. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles via a software application hosted by the Company. The Company defers the recognition of revenue for the monitoring device products that are sold with application subscriptions because the application services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual service periods of one year to three years. Revenues from renewals of data communication services after the initial one year term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

NOTE 2 – WIRELESS MATRIX ACQUISITION

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

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company expects to leverage Wireless Matrix’s mobile workforce management and asset tracking applications to build upon its current product offerings for its customers in the Energy, Government and Transportation markets. It also believes an opportunity exists to expand its turnkey offerings to global enterprise customers in new vertical markets. The Company believes that this acquisition will accelerate its development roadmap, enable it to offer higher margin turnkey solutions for new and existing customers, and further increase its relevance with mobile network operators and key channel partners in the global Machine-to-Machine (“M2M”) marketplace.

     The goodwill arising from the Wireless Matrix acquisition is not deductible for income tax purposes.

     Following is unaudited pro forma consolidated financial information presented as if the acquisition had occurred at the beginning of fiscal 2013. The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had Wireless Matrix been included in the Company's historical consolidated financial statements for the three and nine month periods ended November 30, 2012. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

(in thousands except per share amounts)

	Pro Forma
	Three Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2012	2012
Revenue	$50,189	$152,404
Net income	$2,396	$7,940
Earnings per share:
Basic	$0.07	$0.24
Diluted	$0.07	$0.23
Shares used in computing earnings per share:
Basic	34,285	33,712
Diluted	35,271	34,859

     The pro forma adjustments that are included in the table above consist of adding Wireless Matrix's standalone results of operations for the three and nine month periods ended October 31, 2012 to CalAmp’s historical results of operations for the three and nine month periods ended November 30, 2012. The pro forma net income above includes additional amortization expense of $1,188,000 and $3,564,000 for the three and nine months ended November 30, 2012, respectively, related to the estimated fair value of identifiable intangible assets arising from the preliminary purchase price allocation. In addition, the number of shares used in computing pro forma earnings per share includes 5,175,000 common stock shares sold in February 2013 to fund the acquisition of Wireless Matrix, as if such shares were outstanding during the three and nine month periods ended November 30, 2012.

NOTE 3 – INVENTORIES

     Inventories consist of the following (in thousands):

	November 30,	February 28,
	2013	2013
Raw materials	$10,009	$10,201
Work in process	701	335
Finished goods	1,831	2,980
	$12,541	$13,516

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill are as follows (in thousands):

	Nine Months Ended
	November 30,
	2013	2012
Balance at beginning of period	$1,112	$-
Navman product line acquisition	-	1,112
Wireless Matrix acquisition (see Note 2)	17,192	-
Balance at end of period	$18,304	$1,112

     Other intangible assets are comprised as follows (in thousands):

		November 30, 2013			February 28, 2013
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists	5-7 years	$16,288	$3,525	$12,763	$1,848	$1,218	$630
Developed/core technology	2-7 years	14,181	4,288	9,893	3,001	2,572	429
Supply contract	5 years	2,220	692	1,528	2,220	359	1,861
Tradename	7 years	2,130	837	1,293	2,130	609	1,521
Covenants not to compete	5 years	262	145	117	262	119	143
Patents	5 years	112	39	73	50	31	19
		$35,193	$9,526	$25,667	$9,511	$4,908	$4,603

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2014 (remainder)	$1,484
2015	5,741
2016	5,690
2017	5,690
2018	5,188
Thereafter	1,874
$25,667

NOTE 5 – FINANCING ARRANGEMENTS

Bank Credit Facility

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan was repayable at the rate of $83,333 per month beginning April 2013. The Company repaid the term loan in full in October 2013. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at November 30, 2013. The Company agreed to pay loan fees to Square 1 Bank in connection with the Eighth Amendment of $7,500 on the first anniversary and $37,500 on each of the next three anniversaries of the New Term Loan.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At November 30, 2013, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal.

Navman Note Payable

     In connection with the acquisition of a product line from Navman Wireless (“Navman”) in May 2012, the Company issued a non-interest bearing note payable to Navman in the original face amount of $4,000,000 and a present value at the time of issuance of $3,080,000. The note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under a five-year supply agreement that was entered into concurrently with the product line acquisition.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	November 30,	February 28,
	2013	2013
Bank term loan	$-	$1,800
Note payable to Navman, net of unamortized discount	2,369	2,895
	2,369	4,695
Less portion due within one year	(1,238)	(2,261)
Long-term debt	$1,131	$2,434

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2013	2013
Deferred rent	$185	$251
Deferred revenue	1,787	1,285
Other	321	303
	$2,293	$1,839

NOTE 6 – INCOME TAXES

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

     At November 30, 2013, the Company had a net deferred income tax asset balance of $36.5 million. The current portion of the deferred tax assets is $6.4 million and the non-current portion is $30.2 million. The net deferred income tax asset balance is comprised of a gross deferred tax asset of $39.8 million and a valuation allowance of $3.3 million.

       The effective income tax rate was 34.5% in the nine months ended November 30, 2013. No income tax provision was recorded during the nine months ended November 30, 2012, other than minimum income taxes in the U.S. and foreign income taxes, primarily due to the fact that the income tax provision was offset by a reduction of the deferred tax asset valuation allowance.

NOTE 7 – EARNINGS PER SHARE

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

       The following is a summary of the calculation of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Basic weighted average number of common
shares outstanding	35,171	29,210	34,848	28,537
Effect of stock options, restricted stock,
restricted stock units and warrants
computed on treasury stock method	1,035	886	1,053	1,147
Diluted weighted average number of common
shares outstanding	36,206	30,096	35,901	29,684

       Shares underlying stock options of 65,000 and 411,000 at November 30, 2013 and November 30, 2012, respectively, were excluded from the calculations of diluted earnings per share for the three and nine month periods then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

       Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Cost of revenues	$52	$39	$133	$98
Research and development	148	121	380	330
Selling	112	51	270	198
General and administrative	496	409	1,346	1,666
	$808	$620	$2,129	$2,292

       Changes in the Company's outstanding stock options during the nine months ended November 30, 2013 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2013	1,656	$5.53
Granted	65	15.14
Exercised	(333)	8.28
Forfeited or expired	(7)	4.53
Outstanding at November 30, 2013	1,381	$5.32
Exercisable at November 30, 2013	1,165	$4.86

       During the nine months ended November 30, 2013, upon the net share settlement exercise of 54,899 options held by four directors of the Company, the Company retained 33,222 shares to cover the aggregate option exercise price.

       Changes in the Company's unvested restricted stock shares and restricted stock units (“RSUs”) during the nine months ended November 30, 2013 were as follows (restricted shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2013	1,338	$4.40
Granted	290	14.79
Vested	(589)	3.83
Forfeited	(13)	5.78
Outstanding at November 30, 2013	1,026	$7.65

       During the nine months ended November 30, 2013, the Company retained 202,286 shares of the vested restricted stock and RSUs to satisfy the employees’ minimum required statutory amount of withholding taxes.

       As of November 30, 2013, there was $7.8 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.2 years.

NOTE 9 – CONCENTRATION OF RISK

       Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 22% and 18% of consolidated revenues for the quarters ended November 30, 2013 and 2012, respectively, and accounted for 22% of consolidated revenues in both of the nine-month periods then ended. This customer accounted for 17% and 14% of consolidated net accounts receivable at November 30, 2013 and February 28, 2013, respectively.

       A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 65% and 52% of Company's total inventory purchases in the nine months ended November 30, 2013 and 2012, respectively. At November 30, 2013 and February 28, 2013, this supplier accounted for 60% and 63%, respectively, of the Company's total accounts payable.

       Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 – PRODUCT WARRANTIES

       The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Accrued warranty costs are included in other current liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability for the nine months ended November 30, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2013	2012
Balance at beginning of period	$1,328	$994
Charged to costs and expenses	692	744
Deductions	(512)	(346)
Balance at end of period	$1,508	$1,392

NOTE 11 – OTHER FINANCIAL INFORMATION

       "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2013	2012
Interest expense paid	$107	$92
Income tax paid (net refunds received)	$101	$153

       Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	November 30,
	2013	2012
Acquisition of Navman Wireless Product Lines:

Non-interest bearing $4,000 promissory note payable
to Navman Wireless, less unamortized discount of $920	$-	$3,080

Accrued liability for earn-out consideration payable
to Navman Wireless	$-	$822

NOTE 12 – SEGMENT INFORMATION

       Segment information for the three and nine months ended November 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended November 30, 2013				Three Months Ended November 30, 2012
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$49,747	$13,756		$63,503	$36,334	$8,006		$44,340
Gross profit	$18,159	$2,836		$20,995	$12,612	$1,420		$14,032
Gross margin	36.5%	20.6%		33.1%	34.7%	17.7%		31.6%
Operating income	$5,026	$1,785	$(779)	$6,032	$4,500	$498	$(686)	$4,312

	Nine Months Ended November 30, 2013				Nine Months Ended November 30, 2012
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$137,808	$38,248		$176,056	$102,178	$30,010		$132,188
Gross profit	$51,674	$7,641		$59,315	$36,786	$5,057		$41,843
Gross margin	37.5%	20.0%		33.7%	36.0%	16.9%		31.7%
Operating income	$11,706	$4,561	$(2,601)	$13,666	$12,893	$2,327	$(2,849)	$12,371

       The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain executive officers and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $140,000 and $142,000 in the three-month periods ended November 30, 2013 and 2012, respectively, and $425,000 and $967,000, respectively, in the nine-month periods then ended.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENT

       On December 18, 2013, the Company acquired Radio Satellite Integrators, Inc. (“RSI”) for a cash payment at closing of $6.5 million and future earn-out payments based on post-acquisition sales and gross profit performance in the aggregate estimated amount of $2.4 million that is payable quarterly over two years. RSI is a privately-held provider of fleet management solutions primarily to municipal government agencies supporting applications targeted at public works, waste management, transit and public safety.

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

WIRELESS DATACOM

       Our Wireless DataCom segment offers solutions to address the markets for Machine-to-Machine (“M2M”) communications, Mobile Resource Management (“MRM”) applications and other emerging applications that require anytime and everywhere connectivity. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote assets. Our extensive portfolio of intelligent communications devices, scalable cloud services platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering solutions globally in our core vertical markets in Energy, Government and Transportation. In addition, we anticipate significant future opportunities for adoption of our M2M and MRM solutions in the Heavy Equipment and Insurance Telematics vertical markets, as well as other emerging applications in additional markets, both domestic and international.

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

Operating Results

       The Company's revenue, gross profit and operating income by business segment are as follows:

REVENUE BY SEGMENT
	Three Months Ended November 30,				Nine Months Ended November 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$49,747	78.3%	$36,334	81.9%	$137,808	78.3%	$102,178	77.3%
Satellite	13,756	21.7%	8,006	18.1%	38,248	21.7%	30,010	22.7%
Total	$63,503	100.0%	$44,340	100.0%	$176,056	100.0%	$132,188	100.0%

GROSS PROFIT BY SEGMENT
	Three Months Ended November 30,				Nine Months Ended November 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$18,159	86.5%	$12,612	89.9%	$51,674	87.1%	$36,786	87.9%
Satellite	2,836	13.5%	1,420	10.1%	7,641	12.9%	5,057	12.1%
Total	$20,995	100.0%	$14,032	100.0%	$59,315	100.0%	$41,843	100.0%

OPERATING INCOME BY SEGMENT
	Three Months Ended November 30,				Nine Months Ended November 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$5,026	7.9%	$4,500	10.1%	$11,706	6.6%	$12,893	9.8%
Satellite	1,785	2.8%	498	1.1%	4,561	2.6%	2,327	1.8%
Corporate expenses	(779)	(1.2%)	(686)	(1.5%)	(2,601)	(1.5%)	(2,849)	(2.2%)
Total	$6,032	9.5%	$4,312	9.7%	$13,666	7.7%	$12,371	9.4%

       Revenue

       Wireless DataCom revenue increased by $13.4 million, or 37%, to $49.7 million in the third quarter of fiscal 2014 compared to the fiscal 2013 third quarter. For the nine months ended November 30, 2013, Wireless DataCom revenue increased by $35.6 million, or 35%, to $137.8 million compared to the same period of the prior year. These increases were due primarily to the revenue contribution of the newly acquired Wireless Matrix business and increased demand for the Company’s MRM products on the part of fleet management and asset tracking customers. Meaningful contributions from the emerging Auto Insurance Telematics vertical also helped drive growth in the third quarter. The Company’s Wireless Networks business, which comprises the remainder of the Wireless DataCom segment, benefitted from strength in the Energy vertical.

       Satellite revenue increased by $5.8 million, or 72%, to $13.8 million in the three months ended November 30, 2013 from $8.0 million for the same period in the previous fiscal year. For the nine months ended November 30, 2013, Satellite revenue increased by $8.2 million, or 28%, to $38.2 million from $30.0 million for the same period of the prior year. These increases were due primarily to the introduction of new home networking products that were launched in fiscal 2013.

       Gross Profit and Gross Margins

       Wireless DataCom gross profit increased 44% to $18.2 million in the fiscal 2014 third quarter compared to $12.6 million in the third quarter of last year, and gross margin increased to 36.5% in the third quarter of fiscal 2014 from 34.7% in the third quarter of fiscal 2013. Wireless DataCom gross profit increased 41% to $51.7 million in the nine months ended November 30, 2013, compared to $36.8 million for the same period of the prior year. Wireless DataCom gross margin increased to 37.5% in the nine months ended November 30, 2013 from 36.0% for the same period of the prior year. These improvements were primarily due to higher margins for the application subscriptions revenue of Wireless Matrix, which was acquired at the beginning of fiscal 2014, compared to the rest of the Wireless DataCom revenues.

       Satellite gross profit increased by $1.4 million to $2.8 million in the fiscal 2014 third quarter compared to the third quarter of last year. Satellite's gross margin increased to 20.6% in the fiscal 2014 third quarter from 17.7% in the third quarter of last year. These improvements are attributable to changes in product mix and product cost reductions.

       The Satellite segment had gross profit of $7.6 million for the nine months ended November 30, 2013, compared to gross profit of $5.1 million for the same period last year. Satellite gross margin was 20.0% for the nine months ended November 30, 2013, compared to 16.9% for the same period last year. These increases are attributable to the same factors cited above for the three month periods.

       See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

       Operating Expenses

       Consolidated research and development (“R&D”) expense increased to $5.3 million in the third quarter of fiscal 2014 from $3.6 million in the third quarter of last year due primarily to the Wireless Matrix acquisition, which accounted for $1.1 million of the increase. For the nine-month year-to-date periods, R&D expense increased from $10.4 million last year to $15.7 million this year due primarily to the Wireless Matrix acquisition, which accounted for $3.9 million of the increase. The Company’s MRM business accounted for $0.5 million of the increase in the three month period and $1.5 million of the increase in the nine month period.

       Consolidated selling expenses increased to $4.9 million in the third quarter of this year from $3.0 million last year. For the nine-month year-to-date periods, selling expenses increased from $9.0 million last year to $14.8 million this year. The Wireless Matrix acquisition accounted for $1.4 million of the increase in the three month period and $4.1 million of the increase in the nine month period. The MRM and Wireless Networks businesses accounted for the remaining increases due to higher payroll expense as a result of additional sales and marketing personnel.

       Consolidated general and administrative expenses ("G&A") increased to $3.3 million in the third quarter of this year from $2.7 million last year. The Wireless Matrix acquisition accounted for a third of the increase. The remaining increase is attributable primarily to higher information technology expense. For the nine-month periods, consolidated G&A increased to $10.5 million for fiscal 2014 from $8.8 million last year due primarily to the Wireless Matrix acquisition, which accounted for $1.2 million of the increase.

       Amortization of intangibles increased from $0.5 million in the third quarter of last year to $1.5 million in the third quarter of this year. For the nine-month periods, amortization of intangibles increased to $4.6 million this year from $1.3 million last year. These increases are attributable to the Navman product line acquisition in May 2012 and the Wireless Matrix acquisition in March 2013.

       Non-operating Expense, Net

       Non-operating expense, net decreased by $61,000 to $77,000 in the third quarter of this year compared to $138,000 in the third quarter of last year due primarily to decreased interest expense of $57,000 on the lower balance of the Navman note outstanding in the third quarter of this year compared to the same period last year.

       Non-operating expense, net was $327,000 in the nine months ended November 30, 2013 compared to $330,000 in the nine months ended November 30, 2012.

       Income Tax Provision

       The effective income tax rate was 29.4% and 34.5% in the three and nine month periods ended November 30, 2013, respectively. The Company’s effective tax rate for the three and nine month periods ended November 30, 2013 is lower than the combined U.S. statutory federal and state income tax rate of approximately 41% due primarily to research and development tax credits and because no foreign taxes were provided for certain foreign earnings that are sheltered by foreign net operating loss carryforwards for which no tax benefit was previously recognized.

       No income tax provision was recorded during the three and nine month periods ended November 30, 2012, other than minimum income taxes in the U.S. and foreign income taxes, primarily due to the fact that the income tax provision was offset by a reduction of the deferred tax asset valuation allowance. Substantially all of the remaining deferred tax asset valuation allowance was eliminated in the quarter ended February 28, 2013 in connection with an assessment of the future realizability of the Company’s deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

       On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing bank term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan was repayable at the rate of $83,333 per month beginning April 2013. The Company repaid the term loan in full in October 2013. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at November 30, 2013.

       The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At November 30, 2013, the Company was in compliance with its debt covenants under the credit facility.

       The Company's primary sources of liquidity are its cash and cash equivalents and the revolving line of credit with Square 1 Bank. During the nine months ended November 30, 2013, cash and cash equivalents decreased by $32.0 million. During this period, cash of $19.4 million was provided by operations, cash of $48.2 million was used in investing activities, consisting of net cash used of $46.9 million for the Wireless Matrix acquisition and capital expenditures of $1.4 million, and cash of $3.2 million was used in financing activities, consisting of net repayment of bank term loan of $1.8 million, principal payments on the note payable to Navman of $0.7 million, and proceeds of $3.0 million from exercise of stock options, partially offset by taxes paid related to net share settlement of vested equity awards of $3.0 million.

FORWARD LOOKING STATEMENTS

       Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2013 as filed with the Securities and Exchange Commission on April 25, 2013. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

       The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at November 30, 2013, where it will remain unchanged for such time that the Canadian subsidiary continues to be part of the Company’s consolidated financial statements. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $10,000 and $9,000 in the three months ended November 30, 2013 and 2012, respectively. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $45,000 and $12,000 in the nine months ended November 30, 2013 and 2012, respectively.

Interest Rate Risk

       The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated income statement assuming that the full amount of the facility was borrowed. At November 30, 2013, there were no outstanding borrowings on this bank credit facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")) as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A. RISK FACTORS

       The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the Securities and Exchange Commission on April 25, 2013, for a discussion of factors that could materially affect the Company's business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibit 31.1 - Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 23, 2013	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)