Form 10-K
period 2014-02-28
CalAmp Corp.
filed 2014-04-24
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ].

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
Yes [  ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2013 was approximately $553,355,000. As of April 9, 2014, there were 35,934,742 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 2014 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

OUR COMPANY

     We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

     Our Wireless DataCom segment offers solutions to address the markets for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of intelligent communications devices, scalable cloud service enablement platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for our Energy, Government, Transportation and Automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM and M2M solutions in Heavy Equipment and various aftermarket telematics applications including Automotive Insurance, as well as other emerging applications and markets.

     Our broad portfolio of wireless communications products includes asset tracking devices, targeted mobile messaging units, fixed and mobile wireless gateways and full-featured and multi-mode wireless routers. These wireless networking elements underpin a wide range of proprietary and third party MRM and M2M solutions worldwide and are well-suited for applications demanding reliable connectivity. Our portfolio of MRM and M2M devices has been widely deployed with approximately 3.5 million devices currently in service around the world. Our customers select our products based on performance, optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value. Our deep understanding of our customers’ dynamic needs and their respective vertical markets and applications remain key differentiators for us.

     In addition to our comprehensive device portfolio, we offer cloud-based telematics Platform-as-a-Service (PaaS) and targeted Software-as-a-Service (SaaS) applications that generate recurring subscription revenues for our Wireless DataCom segment. Our cloud-based service enablement and telematics platforms facilitate integration of our own applications, as well as those of third parties, through Application Protocol Interfaces (APIs) that give our customers and partners the ability to quickly bring full-featured MRM and M2M solutions to market. By leveraging comprehensive device management capabilities from our cloud-based offerings, every device on the network can be remotely managed, configured and upgraded throughout the entire deployment lifecycle. Already connected with numerous global carrier network management systems, our proven commercial cloud-based platforms were architected to easily integrate with, and to leverage, these carrier backend systems to enable access to services that are essential for creating and supporting comprehensive end-to-end solutions.

     Our portfolio of connected devices is configured to report data on a user-defined basis seamlessly to new or legacy software applications. We have a proven, scalable and targeted SaaS business and core competency. Our SaaS delivery model for MRM applications enables rapid, cost-effective deployment of high value solutions for our customers and provides an opportunity to incrementally grow our recurring revenues. Over the last several years, we have steadily grown our base of SaaS subscribers both organically and through acquisitions. The fiscal 2014 acquisitions of Wireless Matrix and Radio Satellite Integrators further expand our SaaS offerings and are expected to grow our subscriber base and recurring revenues.

     The solutions offered through our Wireless DataCom segment address a wide variety of applications across key vertical markets. These markets are typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services and are difficult to manage in real time. In such situations our solutions can provide clear and demonstrable ROI. Our solutions benefit our customers in the following ways:

  Enabling comprehensive monitoring, control, tracking and management of valuable remote and mobile assets. Our solutions provide reliable two-way data communications and, in many cases, leverage high-precision GPS technology so customers can reliably locate and efficiently monitor and control the performance of their widely distributed business critical assets. Representative applications include asset tracking, stolen vehicle recovery, sub-prime vehicle financing, asset security, remote vehicle start and other various M2M communications to achieve enhanced visibility, productivity and efficiency.

  Increasing productivity and optimizing performance of mobile workers. Commercial organizations, city and county governments, and a wide range of other enterprise customers rely on our products and solutions to optimize delivery of services for their mobile workforces. These two-way applications not only enable key backend applications such as tracking, dispatch and route optimization, fleet diagnostics and maintenance, driver behavior monitoring and training and work-alone safety initiatives, but they also provide mobile workers with real-time access to critical business information, thereby enhancing efficiency and enabling new services.

  Providing monitoring, optimization and automation of remote equipment and their critical functions. A number of our customers rely on our solutions for wireless data communications to and from outlying locations, permitting real-time monitoring, activation and control of remote equipment. These industrial applications include remote measuring of freshwater and wastewater flows through pipelines, monitoring pipeline flow for oil and gas transport, automated reading of utility meters, and to monitor and control critical elements of energy distribution grids.

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

  Enabling emerging applications in a wirelessly connected world. We are engaged in a number of initiatives focused on deploying solutions that target novel applications for an array of customers in vertical markets including Usage-Based Automobile Insurance, Heavy Equipment, City and County Governments and the Transportation sector, among others. We expect that opportunities for emerging applications in these markets, as well as expansion of our international footprint, will drive growth in the future.

SATELLITE

     Our Satellite segment develops, manufactures and sells direct-broadcast satellite (DBS) outdoor customer premise equipment and whole home video networking devices for digital and high definition satellite television services. Our satellite products are sold primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

     For financial information about our operating segments and geographic areas, refer to Note 14 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference.

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

     We outsource printed circuit board assembly, system subassembly and testing, as well as full turn-key production of some products to contract manufacturers in the Pacific Rim. We continue to increase this outsourcing effort to remain competitive on product costs. In addition, in fiscal 2014, we added a new contract manufacturer to our supply base. This enables us to dual source some product manufacturing.

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

ISO 9001 INTERNATIONAL CERTIFICATION

     We became registered to ISO 9001:1994 in 1995. We upgraded our registration to ISO 9001:2000 in 2003, and upgraded once again to ISO 9001:2008 in 2010. ISO 9001:2008 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. We believe that ISO certification is important to our operations because most of our key customers expect their suppliers to have and maintain ISO certification. Registration assessments are performed by Underwriters Laboratories Inc. ("UL") according to the ISO 9001:2008 International Standard. We continually perform internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, with the next assessment scheduled for July 2014. We have maintained our ISO certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next Recertification Assessment is scheduled for July 2015.

RESEARCH AND DEVELOPMENT

     Each of the markets in which we compete is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, we have focused our research and development resources primarily on wireless communication systems for utilities, public safety and industrial monitoring and controls for mobile and fixed location IP data communication applications, GPS and cellular tracking products and services for MRM applications, and satellite DBS products. We have developed key technology platforms that can be leveraged across many of our businesses and applications. These include cloud-based telematics application enablement software platforms and the end-user software applications they support, cellular network-based asset tracking units, and 3G and 4G broadband router products for fixed and mobile applications. In addition, development resources have been allocated to broadening existing product lines, reducing product costs, and improving performance through product redesign efforts.

     Research and development expenses in fiscal years 2014, 2013 and 2012 were $21,052,000, $14,291,000, and $11,328,000, respectively. During this three-year period, our research and development expenses have ranged between 8% and 9% of annual consolidated revenues.

SALES AND MARKETING

     Our revenues are derived mainly from customers in the United States, which represented 81%, 82%, and 89% of consolidated revenues in fiscal 2014, 2013 and 2012, respectively.

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

     Echostar accounted for 20.7%, 22.1% and 28.3% of consolidated revenues in fiscal 2014, 2013 and 2012, respectively. EchoStar serves the North American DBS market. We believe that the loss of Echostar as a customer could have a material adverse effect on our financial position and results of operations.

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

Wireless DataCom

     We believe that the principal competitors for our wireless products and services include Motorola Solutions, GE, MeteorCom, GenX, Spireon, Novatel Wireless, Xirgo, Sierra Wireless, Silver Spring Networks, Danlaw, Geotab, Telogis, Trimble Navigation and Freewave.

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

INTELLECTUAL PROPERTY

Patents

     At February 28, 2014, we had 24 U.S. patents and 8 foreign patents in our Wireless DataCom business. In addition to our awarded patents, we have 13 patent applications in process.

Trademarks

     CalAmp and Dataradio are among the federally registered trademarks of the Company.

EMPLOYEES

     At February 28, 2014, we had approximately 420 employees and approximately 70 contracted production workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME	AGE	POSITION
Michael Burdiek	54	President and Chief Executive Officer
Garo Sarkissian	47	Senior Vice President, Corporate Development
Richard Vitelle	60	Executive Vice President, Chief Financial Officer and Corporate Secretary

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

     GARO SARKISSIAN joined the Company in 2005 and serves as Senior Vice President, Corporate Development. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments (GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer in 1988 and developed state-of-the-art RF power products over a span of 10 years for M/A Com and NEC.

     RICHARD VITELLE joined the Company in 2001 and serves as Executive Vice President, CFO and Secretary/Treasurer. Prior to joining the Company, he served as Vice President of Finance and CFO of SMTEK International, Inc., a publicly held electronics manufacturing services provider, where he was employed for a total of 11 years. Earlier in his career Mr. Vitelle served as a senior manager with Price Waterhouse.

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

     EchoStar accounted for 20.7% of the Company’s consolidated revenues for fiscal 2014. The loss of EchoStar as a customer, a deterioration in its overall business, or a decrease in its volume of sales, could result in decreased sales for us and could have a material adverse impact on our ability to grow our business. A substantial decrease or interruption in business from this key customer could result in write-offs or in the loss of future business and could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     Some of our key components are complex to manufacture and have long lead times. Also, our DBS products are manufactured by a single subcontractor, and an alternative supply source may not be readily available. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and profitability could suffer. Furthermore, if we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share. Any of these events could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     Sales to customers outside the U.S. accounted for 19%, 18% and 11% of our total sales for the fiscal years ended February 28, 2014, 2013 and 2012, respectively. Assuming that we continue to sell our products to foreign customers, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

     Other than in our Satellite products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 32 patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

Any acquisitions we make could disrupt our business and harm our financial condition and results of operations.

     As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2014, we completed our acquisition of Wireless Matrix and Radio Satellite Integrators. We may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

  use a substantial portion of our available cash;

  incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

  issue equity or equity-based securities that would dilute existing stockholders’ percentage ownership;

  assume contingent liabilities; and

  take substantial charges in connection with acquired assets.

     Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies, and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results. We may not be able to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.

Any acquisitions we make and industry consolidation could adversely affect our existing business relationships with our suppliers and customers.

     If we make any acquisitions, our existing business relationships with our suppliers and customers could be adversely affected. Moreover, our industry is being affected by the trend toward consolidation and the creation of strategic relationships. If we are unable to successfully adapt to this rapidly changing environment, we could suffer a reduction in the volume of business with our customers and suppliers, or we could lose customers or suppliers entirely, which could materially and adversely affect our financial condition and operating results.

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

Our failure to predict carrier and end user customer preferences among the many evolving wireless industry standards could hurt our ability to introduce and sell new products.

     In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products comply with these standards in relevant respects. We are currently focused on engineering and manufacturing products that comply with several different wireless standards. Any failure of our products to comply with any one of these or future applicable standards could prevent or delay their introduction and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we engineer our products, then sales of our new products designed to those standards could be materially harmed.

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

Evolving regulation and changes in applicable laws relating to the Internet may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

     As Internet commerce continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our SaaS and PaaS business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Evolving regulation relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

     Our products and solutions enable us to collect, manage, and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule, and invoice, and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution, and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations, or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data, or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

     Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition and results of operations.

     We are subject to a risk of product liability or warranty claims if our products or services actually or allegedly fail to perform as expected or the use of our products or services results, or are alleged to result, in bodily injury and/or property damage. While we maintain what we believe to be reasonable limits of insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such products. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

Reduced consumer or corporate spending due to the global economic downturn that began in 2008 and other uncertainties in the macroeconomic environment have affected and could continue to adversely affect our revenues and cash flow.

     We depend on demand from the consumer, original equipment manufacturer, industrial, automotive and other markets we serve for the end market applications of our products and services. Our revenues are based on certain levels of consumer and corporate spending. If the significant reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment continue, our revenues, profitability and cash flow could be adversely affected.

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

The Company’s inability to identify the origin of conflict minerals in its products could have a material adverse effect on the Company’s business.

     Many of the Company’s product lines include tantalum, tungsten, tin and other materials which are considered to be “conflict minerals” under the SEC’s recently-adopted rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo (“DRC”) and adjoining countries in the manufacture of products. We are currently working with our vendors to determine the sourcing of all product components and will endeavor to avoid the utilization of conflict minerals sourced from the DRC and adjoining countries in our products. Until we complete our sourcing review with all of our vendors, we cannot provide complete assurances regarding the country of origin for the components used in our products. If we cannot guarantee that all products exclude conflict minerals sourced from the DRC, certain of our customers may discontinue, or materially reduce, purchases of the Company’s products, which could result in a material adverse effect on our results of operations and financial condition may be adversely affected.

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

  changes in key management personnel;

  announcements of technological innovations or new products by us or our competitors;

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

     The market price of our stock can be highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including:

  substantial volatility in quarterly revenues and earnings due to our current dependence on a small number of major customers;

  comments by securities analysts; and

  our failure to meet market expectations.

     Over the two-year period ended February 28, 2014, the price of CalAmp common stock as reported on The Nasdaq Stock Market ranged from a high of $33.59 to a low of $4.14. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our principal facilities, all leased, are as follows:

	Square
Location	Footage	Use
Oxnard, California	98,000	Corporate office, Satellite offices and principal manufacturing plant
Carlsbad, California	18,000	Wireless DataCom offices
Irvine, California	13,000	Wireless DataCom offices
Torrance, California	5,000	Wireless DataCom offices
Herndon, Virginia	9,000	Wireless DataCom offices
Chaska, Minnesota	4,000	Wireless DataCom offices
Waseca, Minnesota	10,000	Wireless DataCom offices
Montreal, Quebec, Canada	5,000	Wireless DataCom offices
Auckland, New Zealand	4,000	Wireless DataCom offices

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

     The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2014
1st Quarter	$9.26	$13.63
2nd Quarter	$12.85	$16.71
3rd Quarter	$16.45	$26.35
4th Quarter	$23.43	$33.59

Fiscal Year Ended February 28, 2013
1st Quarter	$4.14	$6.79
2nd Quarter	$5.80	$8.55
3rd Quarter	$6.77	$9.72
4th Quarter	$7.65	$11.50

     At April 9, 2014, the Company had approximately 1,500 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 7,300. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2014	2013	2012	2011	2010
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$235,903	$180,579	$138,728	$114,333	$112,113
Cost of revenues	155,972	123,686	96,709	84,775	89,723
Gross profit	79,931	56,893	42,019	29,558	22,390
Operating expenses:
Research and development	21,052	14,291	11,328	11,125	10,943
Selling	19,837	12,725	11,060	10,503	9,542
General and administrative	14,416	12,154	10,984	8,858	10,523
Intangible asset amortization	6,283	1,743	1,277	1,132	1,367
Total operating expenses	61,588	40,913	34,649	31,618	32,375
Operating income (loss)	18,343	15,980	7,370	(2,060)	(9,985)
Non-operating expense, net	(432)	(532)	(2,091)	(1,395)	(2,240)
Income (loss) before income taxes	17,911	15,448	5,279	(3,455)	(12,225)
Income tax benefit (provision)	(6,108)	29,178	(61)	172	1,374
Net income (loss)	$11,803	$44,626	$5,218	$(3,283)	$(10,851)

Earnings (loss) per share:
Basic	$0.34	$1.54	$0.19	$(0.12)	$(0.43)
Diluted	$0.33	$1.49	$0.18	$(0.12)	$(0.43)

	February 28,
	2014	2013	2012	2011	2010
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$92,241	$106,769	$39,789	$38,103	$37,490
Current liabilities	$42,118	$28,949	$23,601	$32,869	$33,095
Working capital	$50,123	$77,820	$16,188	$5,234	$4,395
Current ratio	2.2	3.7	1.7	1.2	1.1
Total assets	$179,265	$150,771	$51,481	$55,485	$56,953
Long-term debt	$702	$2,434	$1,900	$4,460	$4,170
Stockholders' equity	$133,147	$117,549	$24,977	$17,602	$19,199

     Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions, asset impairment charges, financing transactions and other significant events, as follows:

  In fiscal 2014, the Company acquired Wireless Matrix USA, Inc. and Radio Satellite Integrators, Inc. See Note 2 to the accompanying consolidated financial statements for additional information on these two acquisitions.

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

Forward Looking Statements

     Forward looking statements in this Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and to achieve the operating results management anticipates, and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Basis of Presentation

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2014, 2013 and 2012 fell on March 1, 2014, March 2, 2013 and February 25, 2012, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2014 and 2012 each consisted of 52 weeks, while fiscal year 2013 consisted of 53 weeks.

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

Allowance for Doubtful Accounts

     The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base has some degree of concentration, with one customer accounting for approximately 20.7% of the Company's fiscal 2014 consolidated revenues. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially different from the recorded allowance amount.

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

     In 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2014, the Company had unrecognized tax benefits for uncertain tax positions of $1.0 million.

Impairment Assessments of Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

     At February 28, 2014, the Company had $15.4 million in goodwill, $29.1 million in other intangible assets and $4.8 million in net property and equipment and improvements on its consolidated balance sheet. The Company believes the valuation of its long-lived assets is a "critical accounting estimate" because if circumstances arose that led to a decrease in the valuation of such assets, it could have a material impact on the Company's results of operations.

     The Company makes judgments about the recoverability of goodwill, other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performs its goodwill impairment test in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill during 2014 and 2013. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests.

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

Results of Operations, Fiscal Years 2012 Through 2014

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of income:

	Year Ended February 28,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	66.1	68.5	69.7
Gross profit	33.9	31.5	30.3

Operating expenses:
Research and development	8.9	7.9	8.2
Selling	8.4	7.0	8.0
General and administrative	6.1	6.7	7.9
Intangible asset amortization	2.7	1.0	0.9
Operating income	7.8	8.9	5.3

Non-operating expense, net	(0.2)	(0.3)	(1.5)
Income before income taxes	7.6	8.6	3.8
Income tax benefit (provision)	(2.6)	16.2	-

Net income	5.0%	24.8%	3.8%

     The Company's revenue, gross profit and operating income by business segment for the last three years are as follows:

	REVENUE BY SEGMENT
	Year ended February 28,
	2014		2013		2012
	$000s	% of Total	$000s	% of Total	$000s	% of Total
Segment
Wireless DataCom	$187,012	79.3%	$139,503	77.3%	$99,121	71.4%
Satellite	48,891	20.7%	41,076	22.7%	39,607	28.6%
Total	$235,903	100.0%	$180,579	100.0%	$138,728	100.0%

	GROSS PROFIT BY SEGMENT
	Year ended February 28,
	2014		2013		2012
	$000s	% of Total	$000s	% of Total	$000s	% of Total
Segment
Wireless DataCom	$70,114	87.7%	$50,005	87.9%	$38,632	91.9%
Satellite	9,817	12.3%	6,888	12.1%	3,387	8.1%
Total	$79,931	100.0%	$56,893	100.0%	$42,019	100.0%

	OPERATING INCOME BY SEGMENT
	Year ended February 28,
	2014		2013		2012
	$000s	% of Total Revenue	$000s	% of Total Revenue	$000s	% of Total Revenue
Segment
Wireless DataCom	$16,324	6.9%	$16,844	9.3%	$11,564	8.3%
Satellite	5,642	2.4%	3,111	1.7%	(292)	(0.2%)
Corporate expenses	(3,623)	(1.5%)	(3,975)	(2.2%)	(3,902)	(2.8%)
Total	$18,343	7.8%	$15,980	8.8%	$7,370	5.3%

Fiscal Year 2014 compared to Fiscal Year 2013

     Revenue

     Wireless DataCom revenue increased by $47.5 million, or 34%, to $187.0 million in fiscal 2014 compared to $139.5 million last year. These increases were due primarily to the revenue contribution of the newly acquired Wireless Matrix business and strong demand for the Company’s MRM products on the part of fleet management and asset tracking customers. The Company’s Wireless Networks business, which comprises the remainder of the Wireless DataCom segment, benefitted from strength in the Energy vertical.

     Satellite revenue increased by $7.8 million, or 19%, to $48.9 million in fiscal 2014 compared to $41.1 million last year. These increases were due primarily to the introduction of new home networking products that were launched in fiscal 2013.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased 40% to $70.1 million in fiscal 2014 from $50.0 million last year. Wireless DataCom gross margin increased to 37.5% in fiscal 2014 from 35.8% last year. These improvements were primarily due to higher margins for the application subscriptions revenue of Wireless Matrix, which was acquired at the beginning of fiscal 2014, compared to the rest of the Wireless DataCom revenues.

     Satellite gross profit increased by $2.9 million to $9.8 million in fiscal 2014 compared to $6.9 million last year. Satellite's gross margin increased to 20.1% in fiscal 2014 from 16.8% last year. These improvements are attributable to changes in product mix and product cost reductions.

     See also Note 14 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense increased to $21.1 million in fiscal 2014 from $14.3 million last year due primarily to the Wireless Matrix acquisition, which accounted for $5.0 million of the increase. Expansion of the Company’s MRM business accounted for $2.0 million of the increase.

     Consolidated selling expenses increased by $7.1 million to $19.8 million in fiscal 2014 from $12.7 million in fiscal 2013. The Wireless Matrix acquisition accounted for $5.2 million of the increase. The MRM and Wireless Networks other businesses accounted for the remaining increases due to higher payroll expense as a result of additional sales and marketing personnel.

     Consolidated general and administrative expenses ("G&A") increased by $2.2 million to $14.4 million in fiscal 2014 compared to $12.2 million in fiscal 2013. The Wireless Matrix acquisition accounted for $1.5 million of the increase. The remaining increase is attributable primarily to higher information technology expense.

     Amortization of intangibles increased to $6.3 million in fiscal 2014 from $1.7 million last year. This increase is attributable to the Navman product line acquisition in May 2012, the Wireless Matrix acquisition in March 2013 and the Radio Satellite Integrators acquisition in December 2013.

     Non-operating Expense, Net

     Non-operating expense, net decreased by $100,000 to $432,000 in fiscal 2014 compared to $532,000 in fiscal 2013 due primarily to decreased interest expense of $80,000 on the lower balance of the Navman note outstanding this year compared to last year.

     Income Tax Provision

     The effective income tax rate was 34.1% in fiscal 2014. The Company’s effective tax rate is lower than the combined U.S. statutory federal and state income tax rate of approximately 41% due primarily to research and development tax credits and because no foreign taxes were provided for certain foreign earnings that are sheltered by foreign net operating loss carryforwards for which no tax benefit was previously recognized. See comments below regarding the income tax benefit for fiscal 2013.

Fiscal Year 2013 compared to Fiscal Year 2012

     Revenue

     Wireless DataCom revenue increased by $40.4 million, or 41%, to $139.5 million in fiscal 2013 compared to fiscal 2012. These improvements were due primarily to increased demand for the Company’s MRM products.

     Satellite revenue increased by $1.5 million, or 4%, to $41.1 million in fiscal 2013 from $39.6 million in fiscal 2012 primarily due to the introduction of new products in the latter part of fiscal 2012.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $11.4 million to $50.0 million in fiscal 2013 compared to $38.6 million in fiscal 2012 due mainly to increased MRM hardware revenue, and gross margin decreased to 35.8% in fiscal 2013 from 39.0% in fiscal 2012 due primarily to the fact that fiscal 2012 included revenue of $3.0 million from a patent sale for which there was no associated cost of revenue. Excluding the effects of the fiscal 2012 patent sale, the Wireless DataCom gross margin in fiscal 2013 was down 1.3 points year-over-year due primarily to a higher percentage of MRM product sales.

     The Satellite segment had gross profit of $6.9 million in fiscal 2013, compared with gross profit of $3.4 million in fiscal 2012. Satellite gross margin was 16.8% for fiscal 2013, compared to 8.6% in fiscal 2012. These increases are due to higher revenue, change in product mix, and the conversion to a variable cost operating model in which substantially all of the satellite products are now manufactured by off-shore subcontractors.

     See also Note 14 to the accompanying consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated R&D expense increased by $3.0 million to $14.3 million in fiscal 2013 from $11.3 million in fiscal 2012. This increase is due primarily to increased salaries expense from additional R&D personnel in the MRM business and higher consulting and outside services.

     Consolidated selling expenses increased by $1.6 million to $12.7 million in fiscal 2013 from $11.1 million in fiscal 2012. This increase is due primarily to higher payroll expense as a result of additional sales personnel and higher sales commission expense.

     Consolidated G&A increased by $1.2 million to $12.2 million in fiscal 2013 from $11.0 million in fiscal 2012 due to higher stock-based compensation, consulting and outside service expenses. Stock-based compensation expense increased by $389,000 in fiscal 2013 due primarily to the remeasurement and acceleration of expense recognition of the equity awards held by the Company’s former CEO.

     Amortization of intangibles increased from $1,277,000 in fiscal 2012 to $1,743,000 in fiscal 2013. This increase is attributable to amortization expense related to the intangibles acquired pursuant to the Navman product line acquisition in May 2012, partially offset by the effect of some intangible assets that became fully amortized in fiscal 2012.

     Non-operating Expense, Net

     Non-operating expense decreased from $2.1 million in fiscal 2012 to $0.5 million in fiscal 2013. This decrease is attributable to lower interest expense in fiscal 2013 due to lower debt balances and borrowing rates, and the fact that fiscal 2012’s non-operating expense included $0.8 million of cumulative foreign currency translation account losses related to the Company’s investment in its French subsidiary that were written off as a result of the decision to shut down this subsidiary and a $0.5 million write-off of unamortized debt discount and issue costs on subordinated notes payable that were repaid during fiscal 2012.

     Income Tax Provision (Benefit)

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

Liquidity and Capital Resources

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan was repayable at the rate of $83,333 per month beginning April 2013. The Company repaid the term loan in full in October 2013. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at February 28, 2014.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At February 28, 2014, the Company was in compliance with its debt covenants under the credit facility.

     The Company's primary sources of liquidity are its cash, cash equivalents, marketable securities and the revolving line of credit with Square 1 Bank. During fiscal 2014, cash of $22.8 million was provided by operations, cash of $64.2 million was used in investing activities, consisting of net cash used of $53.0 million for two business acquisitions, purchases of marketable securities of $9.0 million and capital expenditures of $2.1 million, and cash of $2.5 million was used in financing activities, consisting of net repayment of bank term loan of $1.8 million, principal payments of the acquisition-related note and contingent consideration to Navman of $1.6 million and taxes paid related to the net share settlement of vested equity awards of $3.0 million, partially offset by proceeds of $3.9 million from exercise of stock options.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2014 and excludes amounts already recorded on the consolidated balance sheets except for long-term debt (in thousands):

	Future Estimated Cash Payments Due by Period
				More than
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Note payable to Navman	$1,275	$882	$-	$-	$2,157
Operating leases	1,687	3,877	3,084	819	9,467
Purchase obligations	44,204	-	-	-	44,204
Total contractual obligations	$47,166	$4,759	$3,084	$819	$55,828

     Purchase obligations consist primarily of inventory purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2014. The aggregate foreign transaction exchange rate losses included in determining income before income taxes were $62,000, $43,000 and $45,000 in fiscal 2014, 2013 and 2012, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at February 28, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (collectively, the “Company”) as of February 28, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2014, in conformity with U.S. generally accepted accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s’ internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated April 24, 2014 expressed an unqualified opinion on the effectiveness of the Company’s’ internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California
April 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

     We have audited CalAmp Corp. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, and our report dated April 24, 2014 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California
April 24, 2014

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28,	February 28,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$19,233	$63,101
Short-term marketable securities	8,500	-
Accounts receivable, less allowance for doubtful accounts of
$761 and $461 at February 28, 2014 and 2013, respectively	36,904	19,111
Inventories	14,968	13,516
Deferred income tax assets	7,619	6,400
Prepaid expenses and other current assets	5,017	4,641
Total current assets	92,241	106,769

Long-term marketable securities	518	-
Property, equipment and improvements, net of
accumulated depreciation and amortization	4,771	2,778
Deferred income tax assets, less current portion	35,131	34,616
Goodwill	15,422	1,112
Other intangible assets, net	29,131	4,603
Other assets	2,051	893
	$179,265	$150,771
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,156	$2,261
Accounts payable	20,508	11,871
Accrued payroll and employee benefits	6,594	5,298
Deferred revenue	8,251	6,410
Other current liabilities	5,609	3,109
Total current liabilities	42,118	28,949

Long-term debt	702	2,434
Other non-current liabilities	3,298	1,839

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,859 and 35,041 shares issued and outstanding
at February 28, 2014 and 2013, respectively	359	350
Additional paid-in capital	206,154	202,368
Accumulated deficit	(73,301)	(85,104)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	133,147	117,549
	$179,265	$150,771

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended February 28,
	2014	2013	2012
Revenues:
Products	$195,549	$163,022	$126,640
Application subscriptions and other services	40,354	17,557	12,088
Total revenues	235,903	180,579	138,728

Cost of revenues:
Products	139,205	113,780	90,546
Application subscriptions and other services	16,767	9,906	6,163
Total cost of revenues	155,972	123,686	96,709

Gross profit	79,931	56,893	42,019

Operating expenses:
Research and development	21,052	14,291	11,328
Selling	19,837	12,725	11,060
General and administrative	14,416	12,154	10,984
Intangible asset amortization	6,283	1,743	1,277
Total operating expenses	61,588	40,913	34,649

Operating income	18,343	15,980	7,370

Non-operating expense:
Interest expense, net	(365)	(487)	(1,261)
Foreign currency translation account write-off	-	-	(801)
Other expense	(67)	(45)	(29)
Total non-operating expense	(432)	(532)	(2,091)

Income before income taxes	17,911	15,448	5,279

Income tax benefit (provision)	(6,108)	29,178	(61)

Net income	$11,803	$44,626	$5,218

Earnings per share:
Basic	$0.34	$1.54	$0.19
Diluted	$0.33	$1.49	$0.18

Shares used in computing basic and
diluted earnings per share:
Basic	34,969	28,886	27,658
Diluted	36,023	29,982	28,458

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended February 28,
	2014	2013	2012
Net income	$11,803	$44,626	$5,218

Other comprehensive income, net of tax:
Reclassification adjustment for foreign
currency loss included in net income	-	-	801

Comprehensive income	$11,803	$44,626	$6,019

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2011	28,147	$281	$153,135	$(134,948)	$(866)	$17,602
Net income				5,218		5,218
Write-off of currency translation account					801	801
Stock-based compensation expense			2,375			2,375
Issuance of shares for restricted
stock awards	354	4	(4)			-
Shares issued on net share settlement
of equity awards	205	2	(1,037)			(1,035)
Exercise of stock options	16	-	27			27
Other			(11)			(11)
Balances at February 28, 2012	28,722	287	154,485	(129,730)	(65)	24,977
Net income				44,626		44,626
Stock-based compensation expense			2,910			2,910
Sale of common stock	5,175	52	44,732			44,784
Issuance of shares for restricted
stock awards	160	2	(2)			-
Shares issued on net share settlement
of equity awards and warrants	198	2	(2,562)			(2,560)
Exercise of stock options and warrants	786	7	2,805			2,812
Balances at February 28, 2013	35,041	350	202,368	(85,104)	(65)	117,549
Net income				11,803		11,803
Stock-based compensation expense			2,924			2,924
Issuance of shares for restricted
stock awards	90	1	(1)			-
Shares issued on net share settlement
of equity awards	180	2	(3,059)			(3,057)
Exercise of stock options	548	6	3,922			3,928
Balances at February 28, 2014	35,859	$359	$206,154	$(73,301)	$(65)	$133,147

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,803	$44,626	$5,218
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	8,105	2,764	2,447
Stock-based compensation expense	2,924	2,910	2,375
Amortization of debt issue costs and discount	339	397	747
Write off of currency translation account of foreign subsidiary	-	-	801
Deferred tax assets, net	5,935	(29,231)	-
Other	-	14	19
Changes in operating assets and liabilities:
Accounts receivable	(11,401)	(4,728)	2,431
Inventories	(1,301)	(3,459)	(167)
Prepaid expenses and other assets	(594)	(887)	991
Accounts payable	7,522	2,348	(4,580)
Accrued liabilities	(1,449)	1,738	1,641
Deferred revenue	933	105	509
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,816	16,597	12,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(9,018)	-	-
Capital expenditures	(2,133)	(1,852)	(1,076)
Acquisitions net of cash acquired	(52,954)	(1,000)	-
Collections on note receivable	-	462	566
Other	(71)	(8)	-
NET CASH USED IN INVESTING ACTIVITIES	(64,176)	(2,398)	(510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public sale of common stock	-	44,784	-
Repayments of bank line of credit	-	-	(7,489)
Net proceeds (repayments) of bank term loan	(1,800)	(1,200)	3,000
Payment of acquisition-related note and contingent consideration	(1,579)	(535)	-
Repayment of subordinated promissory notes	-	-	(5,000)
Payment of debt issue costs	-	-	(65)
Taxes paid related to net share settlement of equity awards	(3,057)	(2,560)	(1,035)
Proceeds from exercise of stock options and warrants	3,928	2,812	27
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,508)	43,301	(10,562)

Net change in cash and cash equivalents	(43,868)	57,500	1,360

Cash and cash equivalents at beginning of year	63,101	5,601	4,241

Cash and cash equivalents at end of year	$19,233	$63,101	$5,601

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

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

Fiscal Year

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal years 2014, 2013 and 2012 fell on March 1, 2014, March 2, 2013 and February 25, 2012, respectively. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. Fiscal 2014 and 2012 each consisted of 52 weeks, while fiscal year 2013 consisted of 53 weeks.

Revenue Recognition

     The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. Generally, these criteria are met at the time product is shipped, except for shipments made on the basis of "FOB Destination" terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers generally do not have rights of return except for defective products returned during the warranty period. In the limited number of instances where customers have a right of return period, revenue is not recognized until the expiration of such period. The Company records estimated commitments related to customer incentive programs as reductions of revenues.

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

Concentrations of Risk

     Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables.

     Because the Company sells into markets dominated by a few large service providers, a significant portion of consolidated revenues and consolidated accounts receivable relate to one customer of the Company's Satellite segment. This customer accounted for 20.7%, 22.1% and 28.3% of consolidated revenues in fiscal 2014, 2013 and 2012, respectively, and 14.6% and 18.4% of consolidated net accounts receivable at February 28, 2014 and 2013, respectively.

     A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 65% and 54% of the Company's total inventory purchases in fiscal 2014 and 2013, respectively. As of February 28, 2014, this supplier accounted for 59% of the Company's total accounts payable.

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

     Depreciation and amortization are based upon the estimated useful lives of the related assets, with such amounts computed using the straight-line method. Plant equipment and office equipment are depreciated over useful lives ranging from two to five years, while tooling is depreciated over 18 months. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

     The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. These costs are included in Property, Equipment and Improvements in the consolidated balance sheets and are primarily amortized over a three-year period.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its goodwill impairment test in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill during fiscal years 2014 and 2013.

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

Fair Value Measurements

     The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly manner in an arms-length transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

     Level 1 – Quoted prices in active markets for identical assets or liabilities.

     Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

     In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has elected the fair value option for its investment in marketable securities on contract-by-contract basis at the time each contract is initially recognized in the financial statements or upon an event that gives rise to a new basis of accounting for the items.

Warranty

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the consolidated balance sheets. See Note 11 for a table of annual increases in and reductions of the warranty reserve for the last three years.

Deferred Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable. Pursuant to the evaluation conducted for fiscal 2013, the Company eliminated substantially all of the valuation allowance for deferred income tax assets at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for that year.

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

     The Company's New Zealand branch uses the U.S. dollar as its functional currency.

     The aggregate foreign transaction exchange rate losses included in determining income before income taxes were $62,000, $43,000 and $45,000 in fiscal 2014, 2013 and 2012, respectively.

Stock-Based Compensation

     The Company measures stock-based compensation expense at the grant date, based on the fair value of the equity award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the type of equity award, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized in any period must at least equal the portion of the grant-date fair value associated with equity awards that are vested as of such period-end date. As used in this context, the term "forfeitures" is distinct from "cancellations" or "expirations", and refers only to the unvested portion of the surrendered equity awards.

Business Combinations

     The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, that may be up to 12 months from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

     Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

     Uncertain income tax positions and tax-related valuation allowances that are acquired in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date, with any adjustments to the preliminary estimates being recorded to goodwill provided that such adjustments occur within the 12 month measurement period. Subsequent to the end of the measurement period or the Company’s final determination of the value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the consolidated statement of operations, and could have a material impact on results of operations and financial position.

Reclassifications

     Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2014 presentation, with no effect on net earnings.

NOTE 2 – ACQUISITIONS

Wireless Matrix acquisition

     On March 4, 2013, the Company completed the acquisition of all outstanding capital stock of Wireless Matrix USA, Inc. (“Wireless Matrix”). Under the terms of the agreement, the Company acquired Wireless Matrix for a cash payment of $52.9 million. The assets acquired by the Company included cash of approximately $6.1 million. The Company funded the purchase price from the net proceeds of an equity offering in February 2013 of $44.8 million, the $3.2 million net proceeds from a bank term loan, and cash on hand.

     Following is the purchase price allocation for Wireless Matrix (in thousands):

Purchase price		$52,986
Less cash acquired		(6,149)
Net cash paid		46,837
Fair value of net assets acquired:
Current assets other than cash	$6,353
Deferred tax assets, net	9,437
Property and equipment	1,683
Customer lists	14,440
Developed/core technology	11,180
Other non-current assets	144
Current liabilities	(5,218)
Total fair value of net assets acquired		38,019
Goodwill		$8,818

     The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company expects to leverage Wireless Matrix’s mobile workforce management and asset tracking applications to build upon its current product offerings for its customers in the Energy, Government and Transportation markets. It also believes an opportunity exists to expand its turnkey offerings to global enterprise customers in new vertical markets such as Heavy Equipment and Insurance Telematics, among others. The Company believes that this acquisition will accelerate its development roadmap, enable it to offer higher margin turnkey solutions for new and existing customers, and further increase its relevance with mobile network operators and key channel partners in the global M2M marketplace. The goodwill arising from the Wireless Matrix acquisition is not deductible for income tax purposes.

     Following is unaudited supplemental pro forma information for fiscal 2013 presented as if the acquisition had occurred on March 1, 2012 (in thousands):

Consolidated revenues	$208,219

Consolidated net income	$37,467

     The pro forma financial information is not necessarily indicative of what the Company's actual results of operations would have been had Wireless Matrix been included in the Company's historical consolidated financial statements for the year ended February 28, 2013. In addition, the pro forma financial information does not attempt to project the future results of operations of the combined company.

     The pro forma adjustments for the year ended February 28, 2013 consisted of adding Wireless Matrix's results of operations for the 12-month periods ended January 31, 2013 to the Company’s reported financial results for such year. The pro forma net income above includes additional amortization expense of $4,751,000 related to the fair value of identifiable intangible assets arising from the purchase price allocation. In addition, the number of shares used in computing pro forma earnings per share includes 5,175,000 common stock shares issued in February 2013 to fund the acquisition of Wireless Matrix, as if such shares were outstanding during the entire year ended February 28, 2013.

Radio Satellite Integrators acquisition

     On December 18, 2013, the Company completed the acquisition of all outstanding capital stock of Radio Satellite Integrators, Inc. (“RSI”) for a cash payment at closing of $6.5 million and future earn-out payments based on post-acquisition sales and gross profit performance in the aggregate estimated fair value amount of $2.1 million that is payable quarterly over two years. RSI is a privately-held provider of fleet management solutions primarily to city and county government agencies for applications involving public works, waste management, transit and public safety.

     The Company has not yet obtained all information required to complete the purchase price allocation related to this acquisition. Following is the preliminary purchase price allocation for RSI (in thousands):

Purchase price		$8,563
Less cash acquired		(382)
Net purchase price		8,181
Fair value of net assets acquired:
Current assets other than cash	$996
Customer lists	3,150
Developed/core technology	1,970
Other non-current assets	10
Current liabilities	(1,669)
Deferred tax liabilities, net	(1,768)
Total fair value of net assets acquired		2,689
Goodwill		$5,492

     This goodwill is primarily attributable to the benefit of having an assembled workforce to address the Company’s governmental markets and the value that the Company expects to receive from RSI’s customer relationships beyond the current contractual terms of these service agreements. The goodwill arising from this acquisition is not deductible for income tax purposes.

Navman Supply Agreement and acquisition

     On May 7, 2012, the Company entered into a five-year supply agreement (the “Supply Agreement”) to provide at least $25 million of fleet tracking products to Navman Wireless, a privately held company (“Navman”). In addition, the Company concurrently entered into a product line acquisition agreement with Navman (the “Asset Purchase Agreement”) and established a research and development center in Auckland, New Zealand with an initial staff of 14 employees who transferred from Navman’s workforce.

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

     This goodwill is primarily attributable to the benefit of having an assembled workforce in New Zealand and the value that the Company expects to receive from the Supply Agreement beyond its five year term. The goodwill arising from this acquisition is deductible for income tax purposes.

NOTE 3 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

     The following table summarizes the Company’s cash and marketable securities as of February 28, 2014 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term	Long-Term
	Adjusted	Gains	Fair	Cash	Marketable	Marketable
	Cost	(Losses)	Value	Equivalents	Securities	Securities
Cash	$11,367	$-	$11,367	$11,367	$-	$-

Level 1:
U.S. agency securities	326	-	326	326	-	-

Level 2:
U.S. Treasury securities	2,500	-	2,500	2,500	-	-
Commercial paper	14,057	1	14,058	5,040	8,500	518

Total	$28,250	$1	$28,251	$19,233	$8,500	$518

     The long-term marketable securities mature in less than two years.

NOTE 4 – INVENTORIES

     Inventories consist of the following (in thousands):

	February 28,
	2014	2013
Raw materials	$12,410	$10,201
Work in process	380	335
Finished goods	2,178	2,980
	$14,968	$13,516

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2014	2013
Leasehold improvements	$1,940	$1,830
Plant equipment and tooling	12,893	12,436
Office equipment, computers and furniture	7,754	4,576
	22,587	18,842
Less accumulated depreciation and amortization	(17,816)	(16,064)
	$4,771	$2,778

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill are as follows (in thousands):

	Year Ended
	February 28,
	2014	2013
Balance at beginning of year	$1,112	$-
Navman product line acquisition	-	1,112
Wireless Matrix acquisition	8,818	-
Radio Satellite Integrators acquisition	5,492	-
Balance at end of year	$15,422	$1,112

     All goodwill is associated with the Company’s Wireless DataCom segment.

     Other intangible assets are comprised as follows (in thousands):

		February 28, 2014			February 28, 2013
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$803	$1,417	$2,220	$359	$1,861
Developed/core technology	2-7 years	16,151	4,886	11,265	3,001	2,572	429
Tradename	7 years	2,130	913	1,217	2,130	609	1,521
Customer lists	5-7 years	19,438	4,394	15,044	1,848	1,218	630
Covenants not to compete	5 years	262	153	109	262	119	143
Patents	5 years	121	42	79	50	31	19
		$40,322	$11,191	$29,131	$9,511	$4,908	$4,603

     Amortization expense of intangible assets was $6,283,000, $1,743,000, and $1,277,000 for the years ended February 28, 2014, 2013 and 2012, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment. Estimated amortization expense in future fiscal years is as follows (in thousands):

Fiscal Year
2015	$6,596
2016	6,545
2017	6,545
2018	6,043
2019	2,730
Thereafter	672
$29,131

NOTE 7 – FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility

     On March 1, 2013, the Company and Square 1 Bank entered into the Eighth Amendment (the “Eighth Amendment”) to the Loan and Security Agreement dated as of December 22, 2009 (as amended by the Eighth Amendment, the “Amended Loan Agreement”). The Eighth Amendment increased the maximum credit limit of the facility from $12 million to $15 million, lowered the interest rate on outstanding borrowings from prime plus 1.0% to prime, and extended the facility maturity date from August 15, 2014 to March 1, 2017. Interest is payable on the last day of each calendar month. The Eighth Amendment provided for a new $5 million term loan (the “New Term Loan”) that was fully funded on March 4, 2013. Concurrent with funding the New Term Loan, the pre-existing term loan with an outstanding principal balance of $1.8 million was retired. Principal of the New Term Loan was repayable at the rate of $83,333 per month beginning April 2013. The Company repaid the term loan in full in October 2013. The revolver portion of the Amended Loan Agreement has a borrowing limit equal to the lesser of (a) $15 million minus the term loan principal outstanding at any point in time, or (b) 85% of eligible accounts receivable. There were no borrowings outstanding on the revolver at February 28, 2014. The Company agreed to pay loan fees to Square 1 Bank in connection with the Eighth Amendment of $7,500 on the first anniversary and $37,500 on each of the next three anniversaries of the New Term Loan.

     The Amended Loan Agreement contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At February 28, 2014, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	February 28,	February 28,
	2014	2013
Bank term loan	$-	$1,800
Note payable to Navman	1,858	2,895
	1,858	4,695
Less portion due within one year	(1,156)	(2,261)
Long-term debt	$702	$2,434

     The Navman note is payable in the form of a 15% rebate on certain products sold by the Company to Navman under the Supply Agreement. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. The Company made principal payments on the note of $1,308,000 and $535,000 in fiscal 2014 and 2013, respectively.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	February 28,	February 28,
	2014	2013
Deferred revenue	$1,977	$1,285
Acquisition-related contingent consideration	1,092	303
Deferred compensation	131	-
Deferred rent	97	251
	$3,298	$1,839

     The acquisition-related contingent consideration at February 28, 2014 is primarily comprised of the $1,034,000 non-current portion of the total estimated earn-out of $2,098,000 payable to RSI (see Note 2 – Acquisitions). The remainder of $58,000 represents the non-current portion of the total balance of $662,000 contingent consideration associated with the Navman product line acquisition, which is payable at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman under the Asset Purchase Agreement during the first three years. The Company made royalty payments to Navman of $271,000 in fiscal 2014.

Contractual Cash Obligations

     Following is a summary of the Company's contractual cash obligations as of February 28, 2014 and excludes amounts already recorded on the consolidated balance sheets except for long-term debt (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Note payable to Navman	$1,275	$882	$-	$-	$-	$-	$2,157
Operating leases	1,687	2,114	1,763	1,569	1,515	819	9,467
Purchase obligations	44,204	-	-	-	-	-	44,204
Total contractual obligations	$47,166	$2,996	$1,763	$1,569	$1,515	$819	$55,828

     Purchase obligations consist primarily of inventory purchase commitments. Rent expense under operating leases was $1,886,000, $1,707,000 and $1,566,000 in fiscal years 2014, 2013 and 2012, respectively.

NOTE 8 – INCOME TAXES

     The Company's income before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2014	2013	2012
Domestic	$17,185	$14,811	$6,047
Foreign	726	637	(768)
Total income before income taxes	$17,911	$15,448	$5,279

     The income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2014	2013	2012
Current:
Federal	$-	$-	$(52)
State	(42)	(9)	(9)
Foreign	(45)	(44)	-
Total current	(87)	(53)	(61)

Deferred:
Federal	(6,346)	21,465	-
State	325	7,766	-
Total deferred	(6,021)	29,231	-

Total income tax benefit (provision)	$(6,108)	$29,178	$(61)

     Differences between the income tax benefit (provision) reported in the consolidated statements of income and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2014	2013	2012
Income tax provision at U.S. statutory federal rate of 35%	$(6,269)	$(5,407)	$(1,848)
State income tax provision, net of federal income tax effect	(770)	(570)	(245)
Foreign taxes	209	178	(268)
Valuation allowance reductions (increases)	(865)	35,148	1,816
Research and development tax credits	1,126	721	590
Other, net	461	(892)	(106)
Total income tax benefit (provision)	$(6,108)	$29,178	$(61)

     The components of net deferred income tax assets for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2014	2013
Net operating loss carryforwards	$31,546	$22,977
Depreciation, amortization and impairments	1,332	9,585
Research and development credits	7,238	6,089
Stock-based compensation	1,639	1,990
Capital loss carryforward	840	831
Other tax credits	551	636
Inventory reserve	576	534
Warranty reserve	593	515
Payroll and employee benefit accruals	1,185	469
Allowance for doubtful accounts	298	179
Other accrued liabilities	1,568	343
Other, net	233	827
Gross deferred tax assets	47,599	44,975
Valuation allowance	(4,849)	(3,959)
Net deferred tax assets	42,750	41,016
Less current portion	7,619	6,400
Non-current portion	$35,131	$34,616

     The Company also has deferred tax assets for Canadian income tax purposes amounting to $4.0 million at February 28, 2014 which relate primarily to research and development expenditures pool and non-capital loss carryforwards. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets.

     During fiscal 2013, the Company reversed a portion of its deferred tax asset valuation allowance corresponding to the amount of net operating loss carryforwards ("NOLs") utilized to offset taxable income in that year. In addition, pursuant to the fiscal 2013 evaluation of the future utilizability of deferred tax assets, the Company reversed a substantial portion of the remaining valuation allowance at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for the year. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     At February 28, 2014, the Company had NOLs of approximately $99 million and $84 million for federal and state purposes, respectively, expiring at various dates through fiscal 2033. If certain substantial changes in the Company’s ownership were to occur, there could be an annual limitation on the amount of the NOL carryforwards that can be utilized.

     As of February 28, 2014, the Company had research and development (“R&D”) tax credit carryforwards of $5.1 million and $4.8 million for federal and state income tax purposes, respectively. The federal R&D credits expire at various dates through 2034. A substantial portion of the state R&D tax credits have no expiration date.

     As described further in Note 9, the Company has tax deductions on exercised stock options and vested restricted stock awards that exceed stock compensation expense amounts recognized for financial reporting purposes. These excess tax deductions, which amounted to $12.8 million and $5.3 million in fiscal 2014 and 2013, respectively, reduce current taxable income and thereby prolong the tax shelter period of the NOL and R&D tax credit carryforwards referred to above.

     In 2007, the Company adopted FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal research and development (“R&D”) tax credits of $1.0 million at February 28, 2014 for which the Company has not yet recognized an income tax benefit for financial reporting purposes.

     Activity in the amount of unrecognized tax benefits for uncertain tax positions during the past three years is as follows (in thousands):

Balance at February 28, 2011	$1,265
Decrease in fiscal 2012	(174)
Balance at February 28, 2012	1,091
Decrease in fiscal 2013	(2)
Balance at February 28, 2013	1,089
Decrease in fiscal 2014	(60)
Balance at February 28, 2014	$1,029

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, United Kingdom, and New Zealand. Income tax returns filed for fiscal years 2009 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2010 through 2013 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2010 through 2013 remain open to examination by tax authorities in Canada. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

NOTE 9 – STOCKHOLDERS' EQUITY

Sale of Common Stock

     In February 2013, the Company raised cash of $44.8 million net of underwriter discount and offering costs from a public offering of 5,175,000 shares of its common stock.

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

     Under the 2004 Plan, on the day of the annual stockholders meeting each non-employee director receives an equity award of up to 20,000 award units. Annual equity awards granted to non-employee directors vest on the date of the next annual stockholders meeting or one year from the date of grant, whichever is earlier. In addition, under the Company’s current director compensation program, new non-employee directors receive a restricted stock award with a grant date fair value of $60,000 that vests in full on the third anniversary of the grant date.

     The following table summarizes stock option activity for fiscal years 2014, 2013 and 2012 (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2011	2,108	$4.87

Granted	163	3.42
Exercised	(16)	1.68
Forfeited or expired	(92)	4.98
Outstanding at February 28, 2012	2,163	4.78

Granted	84	7.01
Exercised	(466)	2.78
Forfeited or expired	(125)	3.90
Outstanding at February 28, 2013	1,656	5.53

Granted	56	15.14
Exercised	(611)	7.28
Forfeited or expired	(8)	4.53
Outstanding at February 28, 2014	1,093	$5.04

Exercisable at February 28, 2014	882	$4.48

     The weighted average fair value for stock options granted in fiscal years 2014, 2013 and 2012 was $9.43, $4.41, and $2.22, respectively. The fair value of options at the grant date was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2014	2013	2012
Expected life (years) (1)	6	6	6
Expected volatility (2)	69%	63%	73%
Risk-free interest rates (3)	1.7%	0.8%	1.9%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.
(2)	The expected volatility is estimated based on historical volatility of the Company's stock price.
(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

     The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2014 was 5.1 years and $29.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2014 was 4.3 years and $24.3 million, respectively.

     In July 2012, upon the net share settlement exercise of 168,000 options held by a former executive officer of the Company, the Company retained 93,691 shares to cover the option exercise price and minimum required statutory amount of withholding taxes.

     During the year ended February 28, 2014, upon the net share settlement exercise of 62,899 options held by four directors of the Company, the Company retained 37,417 shares to cover the aggregate option exercise price.

     Changes in the Company's outstanding restricted stock shares and RSUs during fiscal years 2014, 2013 and 2012 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair
	and RSUs	Value
Outstanding at February 28, 2011	2,045	$2.16

Granted	762	3.59
Vested	(819)	2.21
Forfeited	(59)	1.99
Outstanding at February 28, 2012	1,929	2.71

Granted	440	7.50
Vested	(916)	2.53
Forfeited	(115)	2.85
Outstanding at February 28, 2013	1,338	4.40

Granted	312	15.58
Vested	(592)	3.83
Forfeited	(34)	7.88
Outstanding at February 28, 2014	1,024	$8.02

     The Company retained 203,383, 308,898 and 279,764 shares of the vested restricted stock and RSUs to cover the minimum required statutory amount of withholding taxes in fiscal 2014, 2013 and 2012, respectively.

     Stock-based compensation expense for the years ended February 28, 2014, 2013 and 2012 is included in the following captions of the consolidated statements of income (in thousands):

	Year Ended February 28,
	2014	2013	2012
Cost of revenues	$191	$136	$100
Research and development	516	450	388
Selling	360	252	204
General and administrative	1,857	2,072	1,683
	$2,924	$2,910	$2,375

     As of February 28, 2014, there was $7.3 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.8 years.

     As of February 28, 2014, there were 649,160 award units in the 2004 Plan that were available for grant.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

     Total cash received as a result of option exercises was $3,928,000 in fiscal 2014 and $913,000 in fiscal 2013. The aggregate fair value of options exercised and vested restricted stock-based awards as of the exercise date or vesting date was $17,532,000 for fiscal 2014 and $8,795,000 for fiscal 2013. In connection with these option exercises and vested restricted stock-based awards, the excess stock compensation tax deductions were $12,781,000 for fiscal 2014 and $5,306,000 for fiscal 2013. The Company has elected a policy of applying the “with-and-without” approach to determine the realized tax benefits for financial reporting purposes. Under this policy, none of the current year excess deductions would have been deemed to reduce regular taxes payable because the Company’s NOL carryforwards would be deemed to reduce taxes payable prior to the utilization of any excess tax deductions from the exercise of stock options and vesting of restricted stock-based awards. The excess tax benefits when realized by the Company under the with-and-without approach will be recorded as an increase in additional paid-in capital in the consolidated balance sheet and will be classified as cash flows from financing activities rather than cash flows from operating activities in the consolidated cash flow statement.

Stock Warrants

     In fiscal 2010, the Company issued a total of 500,000 common stock purchase warrants to the holders of subordinated notes that were issued in December 2009 in the aggregate principal amount of $5 million. The warrants had an exercise price of $4.02 per share. The subordinated notes were repaid in fiscal 2012. During fiscal 2013, the Company received cash of $1,879,000 from the exercise of 467,500 common stock purchase warrants that were held by non-affiliates of the Company. In addition, the Company retained 15,850 shares to pay for the exercise price of 32,500 warrants held directly or beneficially by two officers and one director of the Company that were exercised on a net share settlement basis.

     In October 2009, the Company issued 20,000 common stock purchase warrants to a key supplier at an exercise price of $1.00 per share. These warrants became vested in April 2010 and were exercised during fiscal 2013.

NOTE 10 – EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Year Ended February 28,
	2014	2013	2012
Basic weighted average number of common
shares outstanding	34,969	28,886	27,658
Effect of stock options, restricted stock,
RSUs and warrants computed on
treasury stock method	1,054	1,096	800
Diluted weighted average number of common
shares outstanding	36,023	29,982	28,458

Shares subject to anti-dilutive stock options and restricted
stock-based awards excluded from calculation	57,000	322,000	907,000

NOTE 11 – OTHER FINANCIAL INFORMATION

Supplemental Cash Flow Information

     "Net cash provided by operating activities" in the consolidated statements of cash flows includes cash payments for interest expense and income taxes as follows (in thousands):

	Year Ended February 28,
	2014	2013	2012
Interest expense paid	$117	$127	$756
Income tax paid (net refunds received)	$35	$156	$(64)

     Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended
	February 28,
	2014	2013
Acquisition of Navman Wireless product line on May 7, 2012:
Non-interest bearing $4,000 promissory note issued
to Navman Wireless, less discount of $920		$3,080

Accrued liability for earn-out consideration payable
to Navman Wireless		$822

Acquisition of Radio Satellite Integrators on December 18, 2013:
Accrued liability for earn-out consideration	$2,063

Valuation and Qualifying Accounts

     Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)
	beginning	to costs and		Balance at
	of year	expenses	Deductions	end of year
Allowance for doubtful accounts:
Fiscal 2012	$290	$114	$(150)	$254
Fiscal 2013	254	241	(34)	461
Fiscal 2014	461	353	(53)	761

Warranty reserve:
Fiscal 2012	$700	$635	$(341)	$994
Fiscal 2013	994	910	(576)	1,328
Fiscal 2014	1,328	881	(693)	1,516

Deferred tax assets valuation allowance:
Fiscal 2012	$41,182	$1,816	$(3,944)	$39,054
Fiscal 2013	39,054	(35,095)	-	3,959
Fiscal 2014	3,959	890	-	4,849

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases a building in Oxnard, California that houses its corporate office and U.S. manufacturing facilities under an operating lease that expires on June 30, 2016. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases other facilities in California, Minnesota, Georgia, Canada and New Zealand. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future operating lease commitments is included in the contractual cash obligations table in Note 7.

Supplier Guarantee

     The Company has guaranteed the debt of a supplier to a third party. The Company has recourse against the supplier in the event that the Company is required to make a payment to the third party under the guaranty.

NOTE 13 – LEGAL PROCEEDINGS

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

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA

     Information by business segment is as follows (in thousands, except percentages):

	Year ended February 28, 2014				Year ended February 28, 2013
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$187,012	$48,891		$235,903	$139,503	$41,076		$180,579
Gross profit	$70,114	$9,817		$79,931	$50,005	$6,888		$56,893
Gross margin	37.5%	20.1%		33.9%	35.8%	16.8%		31.5%
Operating income	$16,324	$5,642	$(3,623)	$18,343	$16,844	$3,111	$(3,975)	$15,980

	Year ended February 28, 2012
	Operating Segments
	Wireless		Corporate
	DataCom	Satellite	Expenses	Total
Revenues	$99,121	$39,607		$138,728
Gross profit	$38,632	$3,387		$42,019
Gross margin	39.0%	8.6%		30.3%
Operating income (loss)	$11,564	$(292)	$(3,902)	$7,370

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

     The Company's revenues were derived mainly from customers in the United States, which represented 81%, 82% and 89% of consolidated revenues in fiscal 2014, 2013 and 2012, respectively. No single foreign country accounted for more than 5% of the Company's revenue in fiscal 2014, 2013 or 2012.

NOTE 15 – EMPLOYEE RETIREMENT AND DEFERRED COMPENSATION PLANS

     The Company maintains 401(k) employee savings plans in the U.S. and New Zealand in which all employees of these respective countries are eligible to participate. The Company may make matching contributions to the savings plans as authorized by the Board of Directors. The matching contribution in the U.S. savings plan is currently equal to a 100% match of the first 3% of participants’ compensation contributed to the plans plus a 50% match of the next 2% contributed by the participants. The New Zealand savings plan provides for matching contributions equal to the first 3% of participants’ compensation contributed to the plan. The Company recorded expense for the matching contributions of $733,000, $355,000 and $312,000 in fiscal years 2014, 2013 and 2012, respectively.

     The Company also has a non-qualified deferred compensation plan in which certain employees are eligible to participate whereby such employees may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plan. Deferred compensation plan assets and liabilities as of February 28, 2014 were approximately $116,000 and $131,000, respectively, and are included in other assets and other non-current liabilities in the accompanying consolidated balance sheet at that date.

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal 2014 and 2013 (in thousands, except percentages and per share data):

	Fiscal 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$53,746	$58,807	$63,503	$59,847	$235,903
Gross profit	18,481	19,839	20,995	20,616	79,931
Gross margin	34.4%	33.7%	33.1%	34.4%	33.9%
Net income	1,685	2,844	4,207	3,067	11,803
Earnings per diluted share	0.05	0.08	0.12	0.08	0.33

	Fiscal 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$43,861	$43,987	$44,340	$48,391	$180,579
Gross profit	13,676	14,135	14,032	15,050	56,893
Gross margin	31.2%	32.1%	31.6%	31.1%	31.5%
Net income	4,182	3,659	4,155	32,630	44,626
Earnings per diluted share	0.14	0.12	0.14	1.06	1.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2014, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

     The Company’s management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2014. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework" in 1992. Based on its assessment, management of the Company has concluded that as of February 28, 2014 the Company's internal control over financial reporting is effective based on those criteria.

     The effectiveness of the Company’s internal control over financial reporting as of February 28, 2014 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

     On April 21, 2014, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2015 executive officer incentive compensation plan. The individuals covered by the fiscal 2015 executive officer incentive compensation plan are:

  Michael Burdiek

  Richard Vitelle

  Garo Sarkissian

President and Chief Executive Officer

Executive Vice President, CFO and Secretary/Treasurer

Senior Vice President, Corporate Development

     Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 150%, respectively, of annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 60% and 110%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 50% and 100%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2015.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

     The following information required by this Item will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2014 and is incorporated herein by this reference:

  Information regarding directors of the Company.

  Information regarding the Company's Audit Committee and designated "audit committee financial experts".

  Information on the Company's "Code of Business Conduct and Ethics" for directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2014 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item will be set forth under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2014 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information contained under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2014 is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item will be set forth under the caption "Independent Public Accountants" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2014 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Reports of Independent Registered Public Accounting Firm	25-26
Consolidated Balance Sheets	27
Consolidated Statements of Income
and Comprehensive Income	28
Consolidated Statements of Stockholders' Equity	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31

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

       3.       Exhibits

     Exhibits required to be filed as part of this report are:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation reflecting the increase in authorized common stock from 40 million to 80 million shares (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005).

10.	Material Contracts:

(i) Other than Compensatory Plan or Arrangements:

10.1	Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company’s Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the year ended February 28, 2011).

10.3	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005).

10.4	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.5	Amendment dated March 24, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

10.6	Amendment dated December 22, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

10.7	Amendment dated August 15, 2011 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 15, 2011).

10.8	Amendment dated March 1, 2013 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s principal domestic subsidiary (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated March 1, 2013).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.9	Share Purchase Agreement by and among the Company, Wireless Matrix Corporation and Wireless Matrix USA, Inc. dated December 20, 2012 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 20, 2012).

10.10	The 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-93097 on Form S-8).

10.11	CalAmp Corp. 2004 Stock Incentive Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 24, 2009).

10.12	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2004).

10.13	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.14	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended May 31, 2007).

10.15	Form of amendment to executive officer employment agreement dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended November 29, 2008).

10.16	Amendments to executive officer employment agreements dated June 12, 2013 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 14, 2013).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2014 and 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended February 28, 2014, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2014.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A.J. Moyer	Chairman of the Board of Directors	April 24, 2014
A.J. Moyer

/s/ Kimberly Alexy	Director	April 24, 2014
Kimberly Alexy

/s/ Amal Johnson	Director	April 24, 2014
Amal Johnson

/s/ Thomas Pardun	Director	April 24, 2014
Thomas Pardun

/s/ Frank Perna, Jr.	Director	April 24, 2014
Frank Perna, Jr.

/s/ Larry Wolfe	Director	April 24, 2014
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	April 24, 2014

/s/ Richard Vitelle	Executive Vice President, CFO and Secretary/
Richard Vitelle	Treasurer (principal accounting and
	financial officer)	April 24, 2014