Form 10-Q
period 2014-05-31
CalAmp Corp.
filed 2014-07-01
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014
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

     The number of shares outstanding of the registrant’s common stock as of June 18, 2014 was 35,947,766.

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share par value)

	May 31,	February 28,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$22,052	$19,233
Short-term marketable securities	12,122	8,500
Accounts receivable, less allowance for doubtful accounts of
$729 and $761 at May 31, 2014 and February 28, 2014, respectively	34,799	36,904
Inventories	14,959	14,968
Deferred income tax assets	7,617	7,619
Prepaid expenses and other current assets	4,384	5,017
Total current assets	95,933	92,241

Long-term marketable securities	-	518
Property, equipment and improvements, net of
accumulated depreciation and amortization	5,669	4,771
Deferred income tax assets, less current portion	33,464	35,131
Goodwill	15,508	15,422
Other intangible assets, net	27,456	29,131
Other assets	3,461	2,051
	$181,491	$179,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,194	$1,156
Accounts payable	20,314	20,508
Accrued payroll and employee benefits	3,929	6,594
Deferred revenue	8,366	8,251
Other current liabilities	5,188	5,609
Total current liabilities	38,991	42,118

Long-term debt	476	702
Other non-current liabilities	4,946	3,298

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,967 and 35,859 shares issued and outstanding
at May 31, 2014 and February 28, 2014, respectively	360	359
Additional paid-in capital	207,391	206,154
Accumulated deficit	(70,608)	(73,301)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	137,078	133,147
	$181,491	$179,265

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	May 31,
	2014	2013
Revenues:
Products	$49,443	$44,083
Application subscriptions and other services	9,538	9,663
Total revenues	58,981	53,746

Cost of revenues:
Products	34,725	31,445
Application subscriptions and other services	4,037	3,820
Total cost of revenues	38,762	35,265

Gross profit	20,219	18,481

Operating expenses:
Research and development	5,118	5,158
Selling	5,177	4,985
General and administrative	3,637	3,812
Intangible asset amortization	1,683	1,649
Total operating expenses	15,615	15,604

Operating income	4,604	2,877

Non-operating expense:
Interest expense, net	(101)	(122)
Other income (expense)	14	(47)
Total non-operating expense, net	(87)	(169)

Income before income taxes	4,517	2,708

Income tax provision	(1,824)	(1,023)

Net income	$2,693	$1,685

Earnings per share:
Basic	$0.08	$0.05
Diluted	$0.07	$0.05

Shares used in computing earnings per share:
Basic	35,572	34,566
Diluted	36,525	35,663

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months
	May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,693	$1,685
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,187	2,067
Stock-based compensation expense	820	631
Amortization of debt issue costs and discount	193	88
Deferred tax assets, net	1,669	992
Changes in operating assets and liabilities:
Accounts receivable	2,060	(921)
Inventories	(32)	1,152
Prepaid expenses and other assets	(782)	(127)
Accounts payable	(194)	3,410
Accrued liabilities	(1,449)	(3,409)
Deferred revenue	167	216
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,332	5,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of marketable securities	1,077	-
Purchases of marketable securities	(4,181)	-
Capital expenditures	(1,410)	(404)
Acquisition net of cash acquired	-	(46,837)
NET CASH USED IN INVESTING ACTIVITIES	(4,514)	(47,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank term loan	-	5,000
Repayments of bank term loan	-	(1,967)
Payment of acquisition-related note and contingent consideration	(417)	(257)
Taxes paid related to net share settlement of vested equity awards	(84)	(258)
Proceeds from exercise of stock options	502	333
NET CASH PROVIDED BY FINANCING ACTIVITIES	1	2,851

Net change in cash and cash equivalents	2,819	(38,606)
Cash and cash equivalents at beginning of period	19,233	63,101
Cash and cash equivalents at end of period	$22,052	$24,495

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2014 AND 2013

NOTE 1 -	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2014, a 52-week year, fell on March 1, 2014. The actual interim periods presented herein ended on May 31, 2014 and June 1, 2013, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2014 fiscal year end is shown as February 28 and the interim period end for both years is shown as May 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 24, 2014.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at May 31, 2014 and its results of operations for the three months ended May 31, 2014 and 2013. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets via a software application hosted by the Company. The Company defers the recognition of revenue for the monitoring device products that are sold with application subscriptions because the application services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual service periods of one year to three years. Revenues from renewals of data communication services after the initial one year term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

Reclassifications

     Certain amounts in the financial statements of prior year have been reclassified to conform to the fiscal 2015 presentation, with no effect on net income.

NOTE 2 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

     The following table summarizes the Company’s cash and marketable securities as of May 31, 2014 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable
	Cost	(Losses)	Value	Equivalents	Securities
Cash	$17,209	$-	$17,209	$17,209	$-

Level 1:
U.S. agency securities	397	-	397	-	397

Level 2:
U.S. Treasury securities	1,001	-	1,001	-	1,001
Repurchase agreements	1,000		1,000	1,000	-
Commercial paper	14,566	1	14,567	3,843	10,724

Total	$34,173	$1	$34,174	$22,052	$12,122

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	May 31,	February 28,
	2014	2014
Raw materials	$12,378	$12,410
Work in process	386	380
Finished goods	2,195	2,178
	$14,959	$14,968

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill are as follows (in thousands):

	Three Months Ended
	May 31,
	2014	2013
Balance at beginning of period	$15,422	$1,112
Wireless Matrix acquisition	-	17,192
Purchase price allocation adjustments	86	-
Balance at end of period	$15,508	$18,304

     All goodwill is associated with the Company’s Wireless DataCom segment.

     Other intangible assets are comprised as follows (in thousands):

		May 31, 2014			February 28, 2014
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$914	$1,306	$2,220	$803	$1,417
Developed/core technology	2-7 years	16,151	5,482	10,669	16,151	4,886	11,265
Tradename	7 years	2,130	989	1,141	2,130	913	1,217
Customer lists	5-7 years	19,438	5,283	14,155	19,438	4,394	15,044
Covenants not to compete	5 years	262	162	100	262	153	109
Patents	5 years	128	43	85	121	42	79
		$40,329	$12,873	$27,456	$40,322	$11,191	$29,131

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2015 (remainder)	$4,911
2016	6,546
2017	6,546
2018	6,045
2019	2,731
Thereafter	677
$27,456

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at May 31, 2014 or February 28, 2014.

     The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At May 31, 2014, the Company was in compliance with its debt covenants under the credit facility.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	May 31,	February 28,
	2014	2014
Note payable to Navman Wireless	$1,670	$1,858
Less portion due within one year	(1,194)	(1,156)
Long-term debt	$476	$702

     The Navman Wireless (“Navman”) note is payable in the form of a 15% rebate on certain products sold by CalAmp to Navman under a five-year $25 million supply agreement (the “Supply Agreement”) that was entered into in May 2012 in conjunction with CalAmp’s purchase of a product line from Navman. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the three months ended May 31, 2014, the Company made principal payments of $303,000 and amortized $115,000 of the discount on the Navman note.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2014	2014
Deferred revenue	$2,034	$1,977
Acquisition-related contingent consideration	1,129	1,092
Deferred compensation	1,533	131
Deferred rent	250	98
	$4,946	$3,298

     The acquisition-related contingent consideration at May 31, 2014 is primarily comprised of the $1,069,000 non-current portion of the total estimated earn-out of $2,138,000 payable to the sellers in conjunction with the December 2013 acquisition of Radio Satellite Integrators, Inc. The remainder of $60,000 represents the non-current portion of the total balance of $581,000 contingent consideration associated with the Navman product line acquisition, which is payable at approximately 15% of the revenue from the sale by CalAmp of certain products acquired from Navman during the first three years following the May 2012 product line acquisition. During the three months ended May 31, 2014, the Company made royalty payments of $114,000 to Navman pursuant to this contingent consideration provision.

     In August 2013, the Company adopted a non-qualified deferred compensation plan in which the executive officers and certain other management employees are eligible to participate whereby such officers and employees may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plan. Deferred compensation plan assets and liabilities as of May 31, 2014 were approximately $1,516,000 and $1,533,000, respectively, and are included in other assets and other non-current liabilities in the accompanying consolidated balance sheet at that date. Effective July 1, 2014, the plan was amended to include restricted stock units as a deferrable form of compensation and to allow non-employee directors to participate in the plan.

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

     The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, the United Kingdom and New Zealand. Income tax returns filed for fiscal years 2009 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2010 through 2013 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2010 through 2013 remain open to examination by tax authorities in Canada. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

     The effective income tax rate was 40.4% and 37.8% in the three months ended May 31, 2014 and 2013, respectively.

NOTE 7 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the composition of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	May 31,
	2014	2013
Basic weighted average number of common
shares outstanding	35,572	34,566
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	953	1,097
Diluted weighted average number of common
shares outstanding	36,525	35,663

Shares subject to anti-dilutive stock options and restricted
stock-based awards excluded from calculation	58	322

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended
	May 31,
	2014	2013
Cost of revenues	$52	$39
Research and development	135	110
Selling	113	71
General and administrative	520	411
	$820	$631

     Changes in the Company's outstanding stock options during the three months ended May 31, 2014 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2014	1,093	$5.04
Granted	-	-
Exercised	(102)	4.90
Forfeited or expired	(1)	7.53
Outstanding at May 31, 2014	990	$5.05
Exercisable at May 31, 2014	804	$4.39

     Changes in the Company's outstanding restricted stock shares and restricted stock units (“RSUs”) during the three months ended May 31, 2014 were as follows (restricted shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares and	Date Fair
	RSUs	Value
Outstanding at February 28, 2014	1,024	$8.02
Granted	5	15.96
Vested	(9)	7.83
Forfeited	(8)	11.35
Outstanding at May 31, 2014	1,012	$8.04

     During the three months ended May 31, 2014, the Company retained 3,346 shares of the vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

     As of May 31, 2014, there was $6.4 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.7 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 19% and 24% of consolidated revenues for the three months ended May 31, 2014 and 2013, respectively, and 18% and 15% of consolidated net accounts receivable at May 31, 2014 and February 28, 2014, respectively.

     A substantial portion of the Company’s inventory is purchased from one supplier, which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 60% and 63% of Company's total inventory purchases in the three months ended May 31, 2014 and 2013, respectively. As of May 31, 2014, this supplier accounted for 56% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the potential impact of recent operational issues that may have a greater influence on the accrued warranty liability than that represented by historical experience. Accrued warranty costs are included in other current liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability for the three months ended May 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	May 31,
	2014	2013
Balance at beginning of period	$1,516	$1,328
Charged to costs and expenses	252	234
Deductions	(247)	(124)
Balance at end of period	$1,521	$1,438

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2014	2013
Interest expense paid	$3	$30
Income tax paid (net refunds received)	$180	$(20)

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three months ended May 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended May 31, 2014				Three Months Ended May 31, 2013
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$47,847	$11,134		$58,981	$40,865	$12,881		$53,746
Gross profit	$17,315	$2,904		$20,219	$15,960	$2,521		$18,481
Gross margin	36.2%	26.1%		34.3%	39.1%	19.6%		34.4%
Operating income	$3,668	$1,856	$(920)	$4,604	$2,366	$1,548	$(1,037)	$2,877

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

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the Securities and Exchange Commission on April 24, 2014, and include the following areas:

  Allowance for doubtful accounts;
  Inventory write-downs;
  Product warranties;
  Deferred income tax assets and uncertain tax positions;
  Impairment assessments of goodwill, intangible assets and other long-lived assets;
  Stock-based compensation expense; and
  Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

     We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite reporting segments.

WIRELESS DATACOM

     Our Wireless DataCom segment offers solutions to address the markets for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of intelligent communications devices, scalable cloud service platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for our Energy, Government, Transportation and Automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM and M2M solutions in Heavy Equipment and various aftermarket telematics applications including Usage-Based Automotive Insurance, as well as other emerging applications and markets.

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

Operating Results by Reporting Segment

     The Company's revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended May 31,
	2014		2013
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$47,847	81.1%	$40,865	76.0%
Satellite	11,134	18.9%	12,881	24.0%
Total	$58,981	100.0%	$53,746	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2014		2013
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$17,315	85.6%	$15,960	86.4%
Satellite	2,904	14.4%	2,521	13.6%
Total	$20,219	100.0%	$18,481	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended May 31,
	2014		2013
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$3,668	6.2%	$2,366	4.4%
Satellite	1,856	3.2%	1,548	2.9%
Corporate expenses	(920)	(1.6%)	(1,037)	(1.9%)
Total	$4,604	7.8%	$2,877	5.4%

     Revenue

     Wireless DataCom revenue increased by $7.0 million, or 17%, to $47.8 million in the first quarter of fiscal 2015 compared to the fiscal 2014 first quarter due primarily to increased sales to the auto insurance telematics and fleet management markets.

     Satellite revenue decreased by $1.7 million, or 14%, to $11.1 million in the three months ended May 31, 2014 compared to the same period last year. The decline is due to normal fluctuations in product demand on the part of the Satellite segment’s principal customer.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased by $1.3 million to $17.3 million in the fiscal 2015 first quarter compared to $16.0 million in the first quarter of last year primarily as a result of higher revenue. Wireless DataCom's gross margin decreased to 36.2% in the first quarter of fiscal 2015 from 39.1% in the first quarter of fiscal 2014 primarily because MRM products, that generally have lower gross profit margins than other Wireless DataCom products and services, comprise a greater proportion of overall Wireless DataCom revenues in the latest quarter.

     Satellite gross profit increased by $0.4 million in the fiscal 2014 first quarter compared to the first quarter of last year, while gross margin improved to 26.1% in the first quarter of fiscal 2015 from 19.6% in the first quarter of fiscal 2014. These improvements are attributable to a temporary shift in product mix, with greater demand in the latest quarter for a higher margin legacy product.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by reporting segment.

     Operating Expenses

     Consolidated research and development expense decreased slightly to $5.1 million in the fiscal 2015 first quarter compared to $5.2 million in the first quarter of last year.

     Consolidated selling expense increased by $0.2 million to $5.2 million in the first quarter of this year compared to $5.0 million in the first quarter of last year due primarily to the sales and marketing expenses of Radio Satellite Integrators, Inc. which was acquired in the fourth quarter of fiscal 2014.

     Consolidated general and administrative (“G&A”) expenses decreased by $0.2 million to $3.6 million in the first quarter of this year compared to $3.8 million in the first quarter of last year due primarily to lower consulting and outside service expenses.

     Amortization of intangibles increased slightly from $1.65 million in the first quarter of last year to $1.68 million in the first quarter of this year.

     Non-operating Expense, Net

     Non-operating expense decreased to $87,000 in the first quarter of this year compared to $169,000 in the first quarter of last year due primarily to foreign currency transaction exchange rate gains of $20,000 in the first quarter of this year compared to foreign currency transaction exchange rate losses of $39,000 in the first quarter of last year.

     Income Tax Provision

     The effective income tax rate was 40.4% and 37.8% in the three months ended May 31, 2014 and 2013, respectively. The increase in effective tax rate is primarily the result of transfer pricing changes involving a foreign subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at May 31, 2014 or February 28, 2014.

     The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At May 31, 2014, the Company was in compliance with its debt covenants under the credit facility.

     The Company's primary sources of liquidity are its cash, cash equivalents, marketable securities and the revolving line of credit with Square 1 Bank. During the first quarter of fiscal 2015, cash and cash equivalents increased by $2.8 million. This is the net result of cash provided by operations of $7.3 million, purchases of marketable securities of $3.1 million and capital expenditures of $1.4 million.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2014 as filed with the Securities and Exchange Commission on April 24, 2014. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at May 31, 2014. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $20,000 and $(39,000) in the three month periods ended May 31, 2014 and 2013, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at May 31, 2014.

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

ITEM 1A. RISK FACTORS

     The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2014, for a discussion of factors that could materially affect the Company's business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibit 10.1	CalAmp Deferred Compensation Plan

Exhibit 10.2	Amendment No. 2 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2014

Exhibit 10.3	Amendment No. 3 to Employment Agreement between the Company and Richard Vitelle dated May 30, 2014

Exhibit 10.4	Amendment No. 3 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2014

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 1, 2014	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)