Form 10-Q
period 2014-08-31
CalAmp Corp.
filed 2014-10-06
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014
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
________________

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

     The number of shares outstanding of the registrant’s common stock as of September 17, 2014 was 36,176,599.

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	August 31,	February 28,
Assets	2014	2014
Current assets:
Cash and cash equivalents	$23,296	$19,233
Short-term marketable securities	13,548	8,500
Accounts receivable, less allowance for doubtful accounts of
$618 and $761 at August 31, 2014 and February 28, 2014, respectively	38,277	36,904
Inventories	20,175	14,968
Deferred income tax assets	7,508	7,619
Prepaid expenses and other current assets	4,317	5,017
Total current assets	107,121	92,241

Long-term marketable securities	-	518
Property, equipment and improvements, net of
accumulated depreciation and amortization	6,795	4,771
Deferred income tax assets, less current portion	31,858	35,131
Goodwill	15,479	15,422
Other intangible assets, net	25,833	29,131
Other assets	3,742	2,051
	$190,828	$179,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$862	$1,156
Accounts payable	28,725	20,508
Accrued payroll and employee benefits	4,207	6,594
Deferred revenue	8,405	8,251
Other current liabilities	5,507	5,609
Total current liabilities	47,706	42,118

Long-term debt	238	702
Other non-current liabilities	4,482	3,298

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,177 and 35,859 shares issued and outstanding
at August 31, 2014 and February 28, 2014, respectively	362	359
Additional paid-in capital	205,435	206,154
Accumulated deficit	(67,330)	(73,301)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	138,402	133,147
	$190,828	$179,265

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Revenues:
Products	$49,015	$48,831	$98,458	$92,914
Application subscriptions and other services	10,195	9,976	19,733	19,639
Total revenues	59,210	58,807	118,191	112,553

Cost of revenues:
Products	33,864	35,166	68,589	66,611
Application subscriptions and other services	4,850	3,802	8,887	7,622
Total cost of revenues	38,714	38,968	77,476	74,233

Gross profit	20,496	19,839	40,715	38,320

Operating expenses:
Research and development	5,016	5,296	10,134	10,454
Selling	4,921	4,884	10,098	9,869
General and administrative	3,892	3,418	7,529	7,230
Intangible asset amortization	1,634	1,484	3,317	3,133
Total operating expenses	15,463	15,082	31,078	30,686

Operating income	5,033	4,757	9,637	7,634

Non-operating expense:
Interest income (expense), net	5	(87)	(96)	(209)
Other income (expense)	(9)	6	5	(41)
Total non-operating expense	(4)	(81)	(91)	(250)

Income before income taxes	5,029	4,676	9,546	7,384

Income tax provision	(1,751)	(1,832)	(3,575)	(2,855)

Net income	$3,278	$2,844	$5,971	$4,529

Earnings per share:
Basic	$0.09	$0.08	$0.17	$0.13
Diluted	$0.09	$0.08	$0.16	$0.13

Shares used in computing earnings per share:
Basic	35,732	34,808	35,652	34,687
Diluted	36,472	35,833	36,498	35,748

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Six Months Ended
	August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,971	$4,529
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	4,368	4,015
Stock-based compensation expense	1,756	1,321
Amortization of debt issue costs and discount	280	147
Deferred tax assets, net	3,384	2,796
Other	42	-
Changes in operating assets and liabilities:
Accounts receivable	(1,418)	(2,976)
Inventories	(5,219)	(567)
Prepaid expenses and other assets	(1,001)	38
Accounts payable	8,217	7,716
Accrued liabilities	(742)	(3,497)
Deferred revenue	154	288
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,792	13,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(6,514)	-
Proceeds from maturities of marketable securities	1,942	-
Capital expenditures	(3,094)	(841)
Acquisition net of cash acquired	-	(46,837)
NET CASH USED IN INVESTING ACTIVITIES	(7,666)	(47,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank term loan, net of repayments	-	2,783
Payment of acquisition-related note and contingent consideration	(1,591)	(486)
Taxes paid related to net share settlement of vested equity awards	(3,013)	(2,991)
Proceeds from exercise of stock options	541	1,139
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,063)	445

Net change in cash and cash equivalents	4,063	(33,423)
Cash and cash equivalents at beginning of period	19,233	63,101
Cash and cash equivalents at end of period	$23,296	$29,678

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

     The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2014, a 52-week year, fell on March 1, 2014. The actual interim periods presented herein ended on August 30, 2014 and August 31, 2013, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2014 fiscal year end is shown as February 28 and the interim period end for both years is shown as August 31 for clarity of presentation.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 24, 2014.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at August 31, 2014 and its results of operations for the three and six months ended August 31, 2014 and 2013. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

     The Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets via software applications hosted by the Company. The Company defers the recognition of revenue for the monitoring device products that are sold with application subscriptions because the application services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual service periods of one year to three years. Revenues from renewals of data communication services after the initial one year term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

     In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has elected the fair value option for its investment in marketable securities on contract-by-contract basis at the time each contract is initially recognized in the financial statements.

Reclassifications

     Certain amounts in the financial statements of prior year have been reclassified to conform to the fiscal 2015 presentation, with no effect on net income.

NOTE 2 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

     The following table summarizes the Company’s cash and marketable securities as of August 31, 2014 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable
	Cost	(Losses)	Value	Equivalents	Securities
Cash	$13,897	$-	$13,897	$13,897	$-

Level 1:
Money market funds	399	-	399	399	-

Level 2:
U.S. Treasury securities	1,000	-	1,000	-	1,000
Certificates of deposit	500	-	500	-	500
Repurchase agreements	9,000	-	9,000	9,000	-
Commercial paper	12,048	-	12,048	-	12,048

Total	$36,844	$-	$36,844	$23,296	$13,548

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

	August 31,	February 28,
	2014	2014
Raw materials	$16,332	$12,410
Work in process	563	380
Finished goods	3,280	2,178
	$20,175	$14,968

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in goodwill are as follows (in thousands):

	Six Months Ended
	August 31,
	2014	2013
Balance at beginning of period	$15,422	$1,112
Wireless Matrix acquisition	-	17,192
Purchase price allocation adjustments	57	-
Balance at end of period	$15,479	$18,304

     Other intangible assets are comprised as follows (in thousands):

		August 31, 2014			February 28, 2014
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$1,025	$1,195	$2,220	$803	$1,417
Developed/core technology	2-7 years	16,151	6,030	10,121	16,151	4,886	11,265
Tradename	7 years	2,130	1,065	1,065	2,130	913	1,217
Customer lists	5-7 years	19,438	6,171	13,267	19,438	4,394	15,044
Covenants not to compete	5 years	262	170	92	262	153	109
Patents	5 years	140	47	93	121	42	79
		$40,341	$14,508	$25,833	$40,322	$11,191	$29,131

     All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2015 (remainder)	$3,275
2016	6,549
2017	6,549
2018	6,047
2019	2,733
Thereafter	680
$25,833

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

     The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at August 31, 2014 or February 28, 2014.

     The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At August 31, 2014, the Company was in compliance with its debt covenants under the credit facility.

Long-Term Debt

     Long-term debt is comprised of the following (in thousands):

	August 31,	February 28,
	2014	2014
Note payable to Navman, net of unamortized discount	$1,100	$1,858
Less portion due within one year	(862)	(1,156)
Long-term debt	$238	$702

     The Navman Wireless (“Navman”) note is payable in the form of a 15% rebate on certain products sold by CalAmp to Navman under a five-year $25 million supply agreement (the “Supply Agreement”) that was entered into in May 2012 in conjunction with CalAmp’s purchase of a product line from Navman. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the six months ended August 31, 2014, the Company made principal payments of $912,000 and amortized $154,000 of the discount on the Navman note.

Other Non-Current Liabilities

     Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2014	2014
Deferred revenue	$1,863	$1,977
Acquisition-related contingent consideration	524	1,092
Deferred compensation	1,786	131
Deferred rent	309	98
	$4,482	$3,298

     The acquisition-related contingent consideration at August 31, 2014 is comprised of the $524,000 non-current portion of the total estimated remaining earn-out of $1,761,000 payable to the sellers in conjunction with the December 2013 acquisition of Radio Satellite Integrators, Inc.

     In August 2013, the Company adopted a non-qualified deferred compensation plan in which the executive officers and certain other management employees are eligible to participate whereby such officers and employees may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plan. Deferred compensation plan assets and liabilities as of August 31, 2014 were approximately $1,768,000 and $1,786,000, respectively, and are included in other assets and other non-current liabilities in the accompanying consolidated balance sheet at that date. Effective July 1, 2014, the plan was amended to include restricted stock units as a deferrable form of compensation and to allow non-employee directors to participate in the plan.

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

     The effective income tax rate was 37.5% and 38.7% in the six months ended August 31, 2014 and 2013, respectively.

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Basic weighted average number of common
shares outstanding	35,732	34,808	35,652	34,687
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	740	1,025	846	1,061
Diluted weighted average number of common
shares outstanding	36,472	35,833	36,498	35,748

     Shares underlying stock options of 157,000 and 65,000 at August 31, 2014 and August 31, 2013, respectively, were excluded from the calculations of diluted earnings per share for the three and six month periods then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

     Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Cost of revenues	$58	$42	$110	$81
Research and development	148	122	283	232
Selling	126	87	239	158
General and administrative	604	439	1,124	850
	$936	$690	$1,756	$1,321

     Changes in the Company's outstanding stock options during the six months ended August 31, 2014 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2014	1,093	$5.04
Granted	61	17.47
Exercised	(111)	4.89
Forfeited or expired	(2)	7.53
Outstanding at August 31, 2014	1,041	$5.78
Exercisable at August 31, 2014	867	$4.55

     Changes in the Company's outstanding restricted stock shares and restricted stock units (“RSUs”) during the six months ended August 31, 2014 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average Grant
	Shares and	Date Fair
	RSUs	Value
Outstanding at February 28, 2014	1,024	$8.02
Granted	329	17.86
Vested	(459)	5.98
Forfeited	(17)	10.30
Outstanding at August 31, 2014	877	$12.74

     During the six months ended August 31, 2014, the Company retained 171,256 shares of the vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

     As of August 31, 2014, there was $11.9 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.1 years.

NOTE 9 - CONCENTRATION OF RISK

     Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business unit accounted for 15% and 20% of consolidated revenues for the quarters ended August 31, 2014 and 2013, respectively, and accounted for 17% and 22% of consolidated revenues for the respective six-month periods then ended. This customer accounted for 13% and 15% of consolidated net accounts receivable at August 31, 2014 and February 28, 2014, respectively.

     A substantial portion of the Company’s inventory is purchased from one supplier which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 60% and 64% of Company's total inventory purchases in the six months ended August 31, 2014 and 2013, respectively. As of August 31, 2014, this supplier accounted for 59% of the Company's total accounts payable.

     Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

     The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Accrued warranty costs are included in other current liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability for the six months ended August 31, 2014 and 2013 is as follows (in thousands):

	Six Months Ended
	August 31,
	2014	2013
Balance at beginning of period	$1,516	$1,328
Charged to costs and expenses	792	438
Deductions	(496)	(256)
Balance at end of period	$1,812	$1,510

NOTE 11 – OTHER FINANCIAL INFORMATION

     "Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2014	2013
Interest expense paid	$4	$70
Income tax paid	$240	$36

NOTE 12 - SEGMENT INFORMATION

     Segment information for the three and six months ended August 31, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended August 31, 2014				Three Months Ended August 31, 2013
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$50,204	$9,006		$59,210	$47,196	$11,611		$58,807
Gross profit	$18,047	$2,449		$20,496	$17,555	$2,284		$19,839
Gross margin	35.9%	27.2%		34.6%	37.2%	19.7%		33.7%
Operating income	$4,657	$1,300	$(924)	$5,033	$4,314	$1,228	$(785)	$4,757

	Six Months Ended August 31, 2014				Six Months Ended August 31, 2013
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$98,051	$20,140		$118,191	$88,061	$24,492		$112,553
Gross profit	$35,362	$5,353		$40,715	$33,515	$4,805		$38,320
Gross margin	36.1%	26.6%		34.4%	38.1%	19.6%		34.0%
Operating income	$8,325	$3,156	$(1,844)	$9,637	$6,680	$2,776	$(1,822)	$7,634

     The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $185,000 and $142,000 in the three-month periods ended August 31, 2014 and 2013, respectively, and $338,000 and $284,000, respectively, in the six-month periods then ended.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     In December 2013, a patent infringement lawsuit was filed against the Company. The lawsuit contends that certain of the Company’s vehicle tracking products infringe on the patents held by the plaintiff and seeks injunctive and monetary relief. The Company believes that it has various offensive claims against the plaintiff, and intends to vigorously defend against this action. While the outcome of this matter is currently not determinable, management does not expect that the ultimate cost to resolve this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s assessment of materiality may change in the future based upon availability of discovery and further developments in any matters. No loss accrual has been made in the accompanying consolidated financial statements for this matter.

     In addition to the foregoing matter, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

WIRELESS DATACOM

     Our Wireless DataCom segment offers solutions for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our MRM and M2M solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of communications devices, scalable cloud service platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for our Energy, Government, Transportation and Automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM products and M2M solutions in Heavy Equipment and various aftermarket telematics applications including Usage-Based Automotive Insurance, as well as other emerging applications and markets.

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

Operating Results by Business Segment

     The Company's revenue, gross profit and operating income by business segment are as follows:

	REVENUE BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$50,204	84.8%	$47,196	80.3%	$98,051	83.0%	$88,061	78.2%
Satellite	9,006	15.2%	11,611	19.7%	20,140	17.0%	24,492	21.8%
Total	$59,210	100.0%	$58,807	100.0%	$118,191	100.0%	$112,553	100.0%

	GROSS PROFIT BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$18,047	88.1%	$17,555	88.5%	$35,362	86.9%	$33,515	87.5%
Satellite	2,449	11.9%	2,284	11.5%	5,353	13.1%	4,805	12.5%
Total	$20,496	100.0%	$19,839	100.0%	$40,715	100.0%	$38,320	100.0%

	OPERATING INCOME BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2014		2013		2014		2013
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$4,657	7.9%	$4,314	7.3%	$8,325	7.0%	$6,680	5.9%
Satellite	1,300	2.2%	1,228	2.1%	3,156	2.7%	2,776	2.5%
Corporate expenses	(924)	(1.6% )	(785)	(1.3% )	(1,844)	(1.6% )	(1,822)	(1.6% )
Total	$5,033	8.5%	$4,757	8.1%	$9,637	8.1%	$7,634	6.8%

     Revenue

     Wireless DataCom revenue increased by $3.0 million, or 6%, to $50.2 million in the second quarter of fiscal 2015 compared to the fiscal 2014 second quarter due to the revenue contribution from Radio Satellite Integrators, Inc. that was acquired in December 2013, and to increased demand from a key customer in the solar energy industry. For the six months ended August 31, 2014, Wireless DataCom revenue increased by $10.0 million, or 11%, to $98.1 million compared to the same period of the prior year due primarily to the aforementioned factors for the three-month periods, as well as increased sales of MRM products into the auto insurance telematics and fleet management markets.

     Satellite revenue decreased by $2.6 million, or 22%, to $9.0 million in the three months ended August 31, 2014 from $11.6 million for the same period in the previous fiscal year. For the six months ended August 31, 2014, Satellite revenue decreased by $4.4 million, or 18%, to $20.1 million from $24.5 million for the same period of the prior year. These declines are due to fluctuations in product demand on the part of the Satellite segment’s principal customer.

     Gross Profit and Gross Margins

     Wireless DataCom gross profit increased 3% to $18.0 million in the fiscal 2015 second quarter compared to $17.6 million in the second quarter of last year, and gross margin decreased to 35.9% in the second quarter of fiscal 2015 from 37.2% in the second quarter of fiscal 2014 due to product mix changes. Wireless DataCom gross profit increased 6% to $35.4 million in the six months ended August 31, 2014, compared to $33.5 million for the same period of the prior year primarily due to increased revenues. Wireless DataCom gross margin decreased from 38.1% in the first half of fiscal 2014 to 36.1% in the first half of fiscal 2015 primarily because MRM products, that generally have lower gross profit margins than other Wireless DataCom products and services, comprise a greater proportion of overall Wireless DataCom revenues in the current year.

     Satellite gross profit increased by $0.2 million to $2.4 million in the fiscal 2015 second quarter compared to the second quarter of last year. Satellite's gross margin increased to 27.2% in the fiscal 2015 second quarter from 19.7% in the second quarter of last year primarily due to changes in product mix.

     The Satellite segment had gross profit of $5.4 million for the six months ended August 31, 2014, compared to gross profit of $4.8 million for the same period last year. Satellite gross margin was 26.6% for the six months ended August 31, 2014, compared to 19.6% for the same period last year. These increases are attributable to the same factor cited above for the three-month periods.

     See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

     Operating Expenses

     Consolidated research and development (“R&D”) expense decreased by $0.3 million to $5.0 million in the second quarter of fiscal 2015 from $5.3 million in the second quarter of last year. For the six-month year-to-date periods, R&D expense decreased by $0.3 million from $10.4 million last year to $10.1 million due primarily to absorption of engineering time on customer product development and internal-use software projects.

     Consolidated selling expenses were almost unchanged at $4.9 million in the second quarter of this year compared to last year. For the six-month year-to-date periods, selling expenses increased by $0.2 million to $10.1 million this year from $9.9 million last year due primarily to the sales and marketing expenses of Radio Satellite Integrators, Inc. which was acquired in the fourth quarter of fiscal 2014.

     Consolidated general and administrative expenses ("G&A") increased by $0.5 million to $3.9 million in the second quarter of this year from $3.4 million last year. For the six-month periods, consolidated G&A increased by $0.3 million to $7.5 million for fiscal 2014 from $7.2 million last year due primarily to higher legal expenses and stock compensation expense.

     Amortization of intangibles increased from $1.5 million in the second quarter of last year to $1.6 million in the second quarter of this year. For the six-month periods, amortization of intangibles increased to $3.3 million this year from $3.1 million last year. These increases are due to amortization of intangible assets that arose in conjunction with the acquisition of Radio Satellite Integrators, Inc. in December 2013.

     Non-operating Expense, Net

     Non-operating expense, net decreased by $77,000 to $4,000 in the second quarter of this year compared to $81,000 in the second quarter of last year due primarily to higher interest income this year compared to last year and lower interest expense this year compared to last year because of the payoff of the bank term loan during the third quarter of last year.

     Non-operating expense, net was $91,000 in the six months ended August 31, 2014 compared to $250,000 in the six months ended August 31, 2013 due primarily to the same factors cited above for the three month periods.

     Income Tax Provision

     The effective income tax rate was 37.5% and 38.7% in the six months ended August 31, 2014 and 2013, respectively. The decline in effective tax rate was primarily due to updated estimates of current year transfer pricing effects.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at August 31, 2014 or February 28, 2014.

     The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At August 31, 2014, the Company was in compliance with its debt covenants under the credit facility.

     The Company's primary sources of liquidity are its cash, cash equivalents, marketable securities and the revolving line of credit with Square 1 Bank. During the first half of fiscal 2015, cash and cash equivalents increased by $4.1 million. During this period, cash of $15.8 million was provided by operations, and cash of $7.7 million was used in investing activities, consisting of net purchases of marketable securities of $4.6 million and capital expenditures of $3.1 million. In addition, cash of $4.1 million was used in financing activities, consisting of taxes paid related to net share settlement of vested equity awards of $3.0 million and payment of acquisition-related note and contingent consideration of $1.6 million on the note payable to Navman, partially offset by proceeds of $0.5 million from exercise of stock options.

FORWARD LOOKING STATEMENTS

     Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "will", "could", "plans", "intends", "seeks", "believes", "anticipates", "expects", "estimates", "judgment", "goal", and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth in Part II, Item 1A herein and in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2014 as filed with the Securities and Exchange Commission on April 24, 2014. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at August 31, 2014. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $(4,000) and $5,000 in the three months ended August 31, 2014 and 2013, respectively. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $16,000 and $(34,000) in the six months ended August 31, 2014 and 2013, respectively.

Interest Rate Risk

     The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at August 31, 2014.

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

ITEM 1A. RISK FACTORS

     The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014 for a discussion of factors that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company at the present time. An additional risk is as follows:

     Approximately two years ago, we were engaged by a major OEM manufacturer in the heavy equipment industry to develop and produce telematics devices used to transmit information about the heavy equipment, including operating location, equipment performance and diagnostic data. We are currently transitioning from product development to volume production with this customer, and consequently we expect our product sales to this customer will increase significantly over the next 12 months. Any unforeseen delays in the expected ramp in product shipments to this customer or an adverse change in our relationship with this customer could have a significant impact on our current outlook for our results of operations over the next several quarters.

ITEM 6. EXHIBITS

Exhibit 3.1 –	Amended and Restated Certificate of Incorporation that provide that the number of directors that constitute the whole Board of Directors may not be less than six and not more than ten

Exhibit 3.2 –	Amended and Restated Bylaws of the Company

Exhibit 31.1 –	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 –	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 6, 2014	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)