Form 10-Q
period 2014-11-30
CalAmp Corp.
filed 2014-12-23
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014
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

The number of shares outstanding of the registrant’s common stock as of December 11, 2014 was 36,205,162.

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(IN THOUSANDS, EXCEPT PAR VALUE)

	November 30,	February 28,
Assets	2014	2014
Current assets:
Cash and cash equivalents	$23,964	$19,233
Short-term marketable securities	12,963	8,500
Accounts receivable, less allowance for doubtful accounts of
$577 and $761 at November 30, 2014 and February 28, 2014, respectively	45,367	36,904
Inventories	19,575	14,968
Deferred income tax assets	7,465	7,619
Prepaid expenses and other current assets	3,646	5,017
Total current assets	112,980	92,241

Long-term marketable securities	3,044	518
Property, equipment and improvements, net of
accumulated depreciation and amortization	7,433	4,771
Deferred income tax assets, less current portion	29,515	35,131
Goodwill	15,479	15,422
Other intangible assets, net	24,224	29,131
Other assets	5,532	2,051
	$198,207	$179,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$577	$1,156
Accounts payable	29,699	20,508
Accrued payroll and employee benefits	5,082	6,594
Deferred revenue	8,450	8,251
Other current liabilities	6,302	5,609
Total current liabilities	50,110	42,118

Long-term debt	197	702
Other non-current liabilities	4,341	3,298

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,179 and 35,859 shares issued and outstanding
at November 30, 2014 and February 28, 2014, respectively	362	359
Additional paid-in capital	206,571	206,154
Accumulated deficit	(63,309)	(73,301)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	143,559	133,147
	$198,207	$179,265

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Revenues :
Products	$52,837	$53,307	$151,295	$146,221
Application subscriptions and other services	10,388	10,196	30,121	29,835
Total revenues	63,225	63,503	181,416	176,056

Cost of revenues:
Products	36,165	37,845	104,754	104,456
Application subscriptions and other services	4,956	4,663	13,843	12,285
Total cost of revenues	41,121	42,508	118,597	116,741

Gross profit	22,104	20,995	62,819	59,315

Operating expenses:
Research and development	4,852	5,267	14,986	15,721
Selling	5,162	4,920	15,260	14,789
General and administrative	4,000	3,291	11,529	10,521
Intangible asset amortization	1,635	1,485	4,952	4,618
Total operating expenses	15,649	14,963	46,727	45,649

Operating income	6,455	6,032	16,092	13,666

Non-operating expense:
Interest expense, net	(12)	(67)	(108)	(276)
Other expense	(22)	(10)	(17)	(51)
Total non-operating expense	(34)	(77)	(125)	(327)

Income before income taxes	6,421	5,955	15,967	13,339

Income tax provision	(2,400)	(1,748)	(5,975)	(4,603)

Net income	$4,021	$4,207	$9,992	$8,736

Earnings per share:
Basic	$0.11	$0.12	$0.28	$0.25
Diluted	$0.11	$0.12	$0.27	$0.24

Shares used in computing earnings per share:
Basic	35,901	35,171	35,735	34,848
Diluted	36,526	36,206	36,508	35,901

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Nine Months Ended
	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,992	$8,736
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	6,629	5,967
Stock-based compensation expense	2,924	2,129
Amortization of debt issue costs and discount	380	194
Deferred tax assets, net	5,770	4,469
Other	14	-
Changes in operating assets and liabilities:
Accounts receivable	(8,508)	(6,317)
Inventories	(4,619)	1,054
Prepaid expenses and other assets	(2,124)	657
Accounts payable	9,191	4,533
Accrued liabilities	1,073	(2,306)
Deferred revenue	199	289
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,921	19,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(15,215)	-
Proceeds from maturities of marketable securities	8,226	-
Property and equipment purchases	(4,398)	(1,375)
Acquisition net of cash acquired	-	(46,837)
NET CASH USED IN INVESTING ACTIVITIES	(11,387)	(48,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank term loan, net of repayments	-	(1,800)
Payment of acquisition-related note and contingent consideration	(2,299)	(710)
Taxes paid related to net share settlement of vested equity awards	(3,045)	(3,027)
Proceeds from exercise of stock options	541	2,351
NET CASH USED IN FINANCING ACTIVITIES	(4,803)	(3,186)

Net change in cash and cash equivalents	4,731	(31,993)
Cash and cash equivalents at beginning of period	19,233	63,101
Cash and cash equivalents at end of period	$23,964	$31,108

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. ("CalAmp" or the "Company") is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

The Company uses a 52-53 week fiscal year ending on the Saturday closest to February 28, which for fiscal 2014, a 52-week year, fell on March 1, 2014. The actual interim periods presented herein ended on November 29, 2014 and November 30, 2013, both consisting of 13 weeks. In the accompanying unaudited consolidated financial statements, the 2014 fiscal year end is shown as February 28 and the interim period end for both years is shown as November 30 for clarity of presentation.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 24, 2014.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at November 30, 2014 and its results of operations for the three and nine months ended November 30, 2014 and 2013. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

NOTE 2 - FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash and marketable securities as of November 30, 2014 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term	Long-Term
	Adjusted	Gains	Fair	Cash	Marketable	Marketable
	Cost	(Losses)	Value	Equivalents	Securities	Securities
Cash	$17,026	$-	$17,026	$17,026	$-	$-

Level 1:
U.S. Treasury securities	1,000	-	1,000	-	1,000	-

Level 2:
Repurchase agreements	8,938	-	8,938	6,938	2,000	-
Commercial paper	13,010	(3)	13,007	-	9,963	3,044

Total	$39,974	$(3)	$39,971	$23,964	$12,963	$3,044

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2014	2014
Raw materials	$17,071	$12,410
Work in process	657	380
Finished goods	1,847	2,178
	$19,575	$14,968

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Nine Months Ended
	November 30,
	2014	2013
Balance at beginning of period	$15,422	$1,112
Wireless Matrix acquisition	-	17,192
Purchase price allocation adjustments	57	-
Balance at end of period	$15,479	$18,304

Other intangible assets are comprised as follows (in thousands):

		November 30, 2014			February 28, 2014
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$1,136	$1,084	$2,220	$803	$1,417
Developed/core technology	2-7 years	16,151	6,577	9,574	16,151	4,886	11,265
Tradename	7 years	2,130	1,141	989	2,130	913	1,217
Customer lists	5-7 years	19,438	7,060	12,378	19,438	4,394	15,044
Covenants not to compete	5 years	262	179	83	262	153	109
Patents	5 years	165	49	116	121	42	79
		$40,366	$16,142	$24,224	$40,322	$11,191	$29,131

All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2015 (remainder)	$1,639
2016	6,554
2017	6,554
2018	6,052
2019	2,738
Thereafter	687
$24,224

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at November 30, 2014 or February 28, 2014.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges ("EBITDA") and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At November 30, 2014, the Company was in compliance with its debt covenants under the credit facility.

Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	November 30,	February 28,
	2014	2014
Note payable to Navman, net of unamortized discount	$774	$1,858
Less portion due within one year	(577)	(1,156)
Long-term debt	$197	$702

The Navman Wireless (“Navman”) note is payable in the form of a 15% rebate on certain products sold by CalAmp to Navman under a five-year $25 million supply agreement (the “Supply Agreement”) that was entered into in May 2012 in conjunction with CalAmp’s purchase of a product line from Navman. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the nine months ended November 30, 2014, the Company made principal payments of $1,272,000 and amortized $188,000 of the discount on the Navman note.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2014	2014
Deferred revenue	$1,744	$1,977
Acquisition-related contingent consideration	259	1,092
Deferred compensation	1,984	131
Deferred rent	354	98
	$4,341	$3,298

The acquisition-related contingent consideration at November 30, 2014 is comprised of the $259,000 non-current portion of the total estimated remaining earn-out of $1,581,000 payable to the sellers in conjunction with the December 2013 acquisition of Radio Satellite Integrators, Inc.

In August 2013, the Company adopted a non-qualified deferred compensation plan in which the executive officers and certain other management employees are eligible to participate whereby such officers and employees may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plan. Deferred compensation plan assets and liabilities as of November 30, 2014 were approximately $1,963,000 and $1,984,000, respectively, and are included in other assets and other non-current liabilities in the accompanying consolidated balance sheet at that date. Effective July 1, 2014, the plan was amended to include restricted stock units as a deferrable form of compensation and to allow non-employee directors to participate in the plan.

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

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, the United Kingdom and New Zealand. Income tax returns filed for fiscal years 2009 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2010 through 2014 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2010 through 2014 remain open to examination by tax authorities in Canada. In addition, the income tax return for fiscal year 2013 remains open to examination by tax authorities in New Zealand. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

The effective income tax rate was 37.4% and 34.5% in the nine months ended November 30, 2014 and 2013, respectively.

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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Basic weighted average number of common
shares outstanding	35,901	35,171	35,735	34,848
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	625	1,035	773	1,053
Diluted weighted average number of common
shares outstanding	36,526	36,206	36,508	35,901

Shares underlying stock options of 146,000 and 65,000 at November 30, 2014 and November 30, 2013, respectively, were excluded from the calculations of diluted earnings per share for the three and nine month periods then ended because based on the exercise prices of these derivative securities their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 - STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Cost of revenues	$65	$52	$176	$133
Research and development	171	148	452	380
Selling	178	112	418	270
General and administrative	754	496	1,878	1,346
	$1,168	$808	$2,924	$2,129

Changes in the Company's outstanding stock options during the nine months ended November 30, 2014 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2014	1,093	$5.04
Granted	61	17.47
Exercised	(111)	4.89
Forfeited or expired	(3)	6.88
Outstanding at November 30, 2014	1,040	$5.78
Exercisable at November 30, 2014	867	$4.55

Changes in the Company's outstanding restricted stock shares and restricted stock units (“RSUs”) during the nine months ended November 30, 2014 were as follows (shares and RSUs in thousands):

		Weighted
	Number of	Average
	Shares and	Grant Date
	RSUs	Fair Value
Outstanding at February 28, 2014	1,024	$8.02
Granted	335	17.86
Vested	(464)	6.02
Forfeited	(23)	11.48
Outstanding at November 30, 2014	872	$12.77

During the nine months ended November 30, 2014, the Company retained 172,974 shares of the vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of November 30, 2014, there was $10.7 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.2 years.

NOTE 9 - CONCENTRATION OF RISK

Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to a small number of customers. One customer of the Company's Satellite business segment accounted for 14% and 22% of consolidated revenues for the quarters ended November 30, 2014 and 2013, respectively, and accounted for 16% and 22% of consolidated revenues for the respective nine-month periods then ended. This customer accounted for 9% and 15% of consolidated net accounts receivable at November 30, 2014 and February 28, 2014, respectively.

A substantial portion of the Company’s inventory is purchased from one supplier which functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 59% and 65% of Company's total inventory purchases in the nine months ended November 30, 2014 and 2013, respectively. As of November 30, 2014, this supplier accounted for 57% of the Company's total accounts payable.

Some of the Company's components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 3 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding 12 to 24 months and also considers the impact of the known operational issues that may have a greater impact than historical trends. Accrued warranty costs are included in other current liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability for the nine months ended November 30, 2014 and 2013 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2014	2013
Balance at beginning of period	$1,516	$1,328
Charged to costs and expenses	1,097	692
Deductions	(778)	(512)
Balance at end of period	$1,835	$1,508

NOTE 11 - OTHER FINANCIAL INFORMATION

"Net cash provided by operating activities" in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2014	2013
Interest expense paid	$4	$107
Income tax paid	$280	$101

NOTE 12 - SEGMENT INFORMATION

Segment information for the three and nine months ended November 30, 2014 and 2013 is as follows (dollars in thousands):

	Three Months Ended November 30, 2014				Three Months Ended November 30, 2013
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$54,580	$8,645		$63,225	$49,747	$13,756		$63,503
Gross profit	$20,078	$2,026		$22,104	$18,159	$2,836		$20,995
Gross margin	36.8%	23.4%		35.0%	36.5%	20.6%		33.1%
Operating income	$6,579	$914	$(1,038)	$6,455	$5,026	$1,785	$(779)	$6,032

	Nine Months Ended November 30, 2014				Nine Months Ended November 30, 2013
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$152,631	$28,785		$181,416	$137,808	$38,248		$176,056
Gross profit	$55,440	$7,379		$62,819	$51,674	$7,641		$59,315
Gross margin	36.3%	25.6%		34.6%	37.5%	20.0%		33.7%
Operating income	$14,904	$4,070	$(2,882)	$16,092	$11,706	$4,561	$(2,601)	$13,666

The Company considers operating income to be the primary measure of operating performance of its business segments. The amount shown for each period in the "Corporate Expenses" column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses. Corporate expenses include stock-based compensation expense of $249,000 and $140,000 in the three-month periods ended November 30, 2014 and 2013, respectively, and $587,000 and $425,000, respectively, in the nine-month periods then ended.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In December 2013, a patent infringement lawsuit was filed against the Company. The lawsuit contends that certain of the Company’s vehicle tracking products infringe on the patents held by the plaintiff and seeks injunctive and monetary relief. The Company believes that it has various offensive claims against the plaintiff, and intends to vigorously defend against this action. While the outcome of this matter is currently not determinable, management does not expect that the ultimate cost to resolve this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s assessment of materiality may change in the future based upon the availability of discovery and further developments in any matters. No loss accrual has been made in the accompanying consolidated financial statements for this matter.

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

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the Securities and Exchange Commission on April 24, 2014, and include the following areas:

●	Allowance for doubtful accounts;
●	Inventory write-downs;
●	Product warranties;
●	Deferred income tax assets and uncertain tax positions;
●	Impairment assessments of goodwill, intangible assets and other long-lived assets;
●	Stock-based compensation expense; and
●	Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite reporting segments.

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our MRM and M2M solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of communications devices, scalable cloud service platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for our energy, government, transportation and automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM products and M2M solutions in Heavy Equipment and various aftermarket telematics applications including automotive usage-based insurance (UBI), as well as other emerging applications and markets.

SATELLITE

Our Satellite segment develops, manufactures and sells direct-broadcast satellite (DBS) outdoor customer premise equipment and whole home video networking devices for digital and high definition satellite television services. Our satellite products are sold primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

Operating Results by Business Segment

The Company's revenue, gross profit and operating income by business segment are as follows:

	REVENUE BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$54,580	86.3%	$49,747	78.3%	$152,631	84.1%	$137,808	78.3%
Satellite	8,645	13.7%	13,756	21.7%	28,785	15.9%	38,248	21.7%
Total	$63,225	100.0%	$63,503	100.0%	$181,416	100.0%	$176,056	100.0%

	GROSS PROFIT BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$20,078	90.8%	$18,159	86.5%	$55,440	88.3%	$51,674	87.1%
Satellite	2,026	9.2%	2,836	13.5%	7,379	11.7%	7,641	12.9%
Total	$22,104	100.0%	$20,995	100.0%	$62,819	100.0%	$59,315	100.0%

	OPERATING INCOME BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$6,579	10.4%	$5,026	7.9%	$14,904	8.2%	$11,706	6.6%
Satellite	914	1.4%	1,785	2.8%	4,070	2.2%	4,561	2.6%
Corporate expenses	(1,038)	(1.6% )	(779)	(1.2% )	(2,882)	(1.6% )	(2,601)	(1.5% )
Total	$6,455	10.2%	$6,032	9.5%	$16,092	8.8%	$13,666	7.7%

Revenue

Wireless DataCom revenue increased by $4.8 million, or 10%, to $54.6 million in the third quarter of fiscal 2015 compared to the fiscal 2014 third quarter due primarily to the revenue generated from a major OEM manufacturer in the heavy equipment industry. For the nine months ended November 30, 2014, Wireless DataCom revenue increased by $14.8 million, or 11%, to $152.6 million compared to the same period of the prior year due primarily to the aforementioned factors for the three-month periods, as well as increased sales of MRM products into the UBI, fleet management and asset tracking markets and to increased demand from a key customer in the solar energy industry.

Satellite revenue decreased by $5.1 million, or 37%, to $8.6 million in the three months ended November 30, 2014 from $13.7 million for the same period in the previous fiscal year. For the nine months ended November 30, 2014, Satellite revenue decreased by $9.5 million, or 25%, to $28.8 million from $38.3 million for the same period of the prior year. These declines are due primarily to fluctuations in product demand and product transitions on the part of the Satellite segment’s principal customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased to $20.1 million in the fiscal 2015 third quarter compared to $18.2 million in the third quarter of last year, and gross margin increased to 36.8% in the third quarter of fiscal 2015 from 36.5% in the third quarter of fiscal 2014 due to product mix changes. Wireless DataCom gross profit increased to $55.4 million in the nine months ended November 30, 2014, compared to $51.7 million for the same period of the prior year primarily due to increased revenues. For the nine months ended November 30, 2014, Wireless DataCom gross margin decreased to 36.3% from 37.5% for the same period of the prior year due to changes in product mix.

Satellite gross profit decreased $0.8 million to $2.0 million in the fiscal 2015 third quarter compared to the third quarter of last year. Satellite's gross margin increased to 23.4% in the fiscal 2015 third quarter from 20.6% in the third quarter of last year primarily due to increased sales of higher margin in-home video distribution products.

The Satellite segment had gross profit of $7.4 million for the nine months ended November 30, 2014, compared to gross profit of $7.6 million for the same period last year. Satellite gross margin was 25.6% for the nine months ended November 30, 2014, compared to 20.0% for the same period last year. These increases are attributable to the same factor cited above for the three-month periods.

See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by business segment.

Operating Expenses

Consolidated research and development (“R&D”) expense decreased by $0.4 million to $4.9 million in the third quarter of fiscal 2015 from $5.3 million in the third quarter of last year. For the nine-month year-to-date periods, R&D expense decreased by $0.7 million from $15.7 million last year to $15.0 million. These decreases are due primarily to the absorption of engineering time on customer product development and internal-use software projects.

Consolidated selling expenses increased by $0.3 million to $5.2 million in the third quarter of fiscal 2015 from $4.9 million in the third quarter of last year. For the nine-month year-to-date periods, selling expenses increased by $0.5 million to $15.3 million this year from $14.8 million last year. These increases are due primarily to higher marketing-related expenses.

Consolidated general and administrative expenses ("G&A") increased by $0.7 million to $4.0 million in the third quarter of this year from $3.3 million last year. For the nine-month periods, consolidated G&A increased by $1.0 million to $11.5 million for fiscal 2015 from $10.5 million last year. These increases are due primarily to higher legal and stock compensation expenses.

Amortization of intangibles increased from $1.5 million in the third quarter of last year to $1.6 million in the third quarter of this year. For the nine-month periods, amortization of intangibles increased to $5.0 million this year from $4.6 million last year. These increases are due to amortization of intangible assets that arose in conjunction with the acquisition of Radio Satellite Integrators, Inc. in December 2013.

Non-operating Expense, Net

Non-operating expense, net decreased by $43,000 to $34,000 in the third quarter of this year compared to $77,000 in the third quarter of last year due primarily to higher investment income this year compared to last year and lower interest expense this year compared to last year because of the payoff of the Company’s bank term loan during the third quarter of last year.

Non-operating expense, net was $125,000 in the nine months ended November 30, 2014 compared to $327,000 in the nine months ended November 30, 2013 due primarily to the same factors cited above for the three month periods.

Income Tax Provision

The effective income tax rate was 37.4% and 34.5% in the nine months ended November 30, 2014 and 2013, respectively. The increase in effective tax rate was primarily due to the fact that last year was benefited by federal R&D credits. No federal R&D tax credits have been recognized in the current year because as of November 30, 2014 this tax credit program had not been extended beyond calendar 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at November 30, 2014 or February 28, 2014.

The Company's primary sources of liquidity are its cash, cash equivalents, marketable securities and the revolving line of credit with Square 1 Bank. During the nine months ended November 30, 2014, cash and cash equivalents increased by $4.7 million. During this period, cash of $20.9 million was provided by operations, and cash of $11.4 million was used in investing activities, consisting of net purchases of marketable securities of $7.0 million and capital expenditures of $4.4 million. In addition, cash of $4.8 million was used in financing activities, consisting of taxes paid related to net share settlement of vested equity awards of $3.0 million, payment of the note and contingent consideration of $1.7 million associated with the fiscal 2013 Navman product line acquisition and payment of contingent consideration of $0.6 million associated with the fiscal 2014 acquisition of Radio Satellite Integrators, Inc., partially offset by proceeds of $0.5 million from exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at November 30, 2014. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $21,000 and $10,000 in the three months ended November 30, 2014 and 2013, respectively. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $5,000 and $45,000 in the nine months ended November 30, 2014 and 2013, respectively.

Interest Rate Risk

The Company has variable-rate bank debt. A fluctuation of 1% in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at November 30, 2014 or during the nine months then ended.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The reader is referred to Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the Securities and Exchange Commission on April 24, 2014, for a discussion of factors that could materially affect the Company's business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company at the present time. An additional risk is as follows:

Our current outlook for revenues and earnings over the next several quarters could be adversely impacted by unforeseen delays in the expected increase in product shipments to a key customer in the heavy equipment industry.

Approximately two years ago, we were engaged by a major OEM manufacturer in the heavy equipment industry to develop and produce telematics devices used to transmit information about the heavy equipment, including operating location, equipment performance and diagnostic data. We are currently ramping up shipments to this customer, and consequently we expect our product sales to this customer will increase over the next few quarters. Any unforeseen delays in the expected ramp in product shipments to this customer or an adverse change in our relationship with this customer could have a significant impact on our current outlook for our results of operations over the next several quarters.

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

CALAMP CORP.

December 23, 2014	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)