Form 10-K
period 2015-02-28
CalAmp Corp.
filed 2015-04-21
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2014 was approximately $672,679,000. As of April 3, 2015, there were 36,225,384 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions to address the markets for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of intelligent communications devices, scalable cloud service enablement platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for energy, government, transportation and automotive vertical markets. In addition, we anticipate new opportunities and future growth for our MRM and M2M solutions in heavy equipment and various aftermarket telematics applications including insurance telematics, as well as other emerging markets and applications.

Our broad portfolio of wireless communications products includes asset tracking devices, mobile telemetry units, fixed and mobile wireless gateways and full-featured and multi-mode wireless routers. These wireless networking elements underpin a wide range of both CalAmp and third party solutions worldwide and are ideal for applications demanding reliable, business-critical communications. Our MRM and M2M devices have been widely deployed with more than four million devices currently in service around the world. Our customers select our products based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value. Our deep understanding of our customers’ dynamic needs and their respective vertical markets, applications and business requirements remain key differentiators for us.

In addition to our comprehensive device portfolio, we offer cloud-based telematics Platform-as-a-Service (PaaS) and targeted Software-as-a-Service (SaaS) applications that generate recurring subscription revenues for our Wireless DataCom segment. Our cloud-based service enablement and telematics platforms facilitate integration of our own applications, as well as those of third parties, through Application Programming Interfaces (APIs), which our partners leverage to rapidly deliver full-featured MRM and M2M solutions to their customers and markets. By leveraging comprehensive device management capabilities from our cloud-based offerings, any CalAmp device on the network can be remotely managed, configured and upgraded throughout the entire deployment lifecycle. Already integrated with numerous global Mobile Network Operator (MNO) account management systems, our proven commercial platforms were architected to leverage these carrier backend systems to provide our customers access to services that are essential for creating and supporting dynamic end-to-end solutions.

Our proven, scalable and targeted SaaS offerings and related core competencies enable rapid and cost-effective deployment of high-value solutions for our customers and provide an opportunity to incrementally grow our recurring revenues. Over the last several years, we have steadily grown our base of PaaS and SaaS subscribers both organically and through acquisitions.

The solutions offered through our Wireless DataCom segment address a wide variety of applications across key vertical markets. These markets are typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services and are otherwise difficult to manage in real time. In such situations our solutions provide clear and demonstrable ROI. Our solutions benefit our customers in the following ways:

●	Increasing productivity, improving communications and optimizing performance of fleets and mobile workers. Applications include tracking, dispatch and route optimization, fleet diagnostics and maintenance, work flow improvement, driver behavior monitoring and training and work-alone safety initiatives.

●	Securing, tracking and managing financed vehicles and assets. Applications include asset tracking for sub-prime vehicle finance lenders and Buy Here Pay Here dealers, stolen vehicle recovery, dealer lot planning and management, rental equipment tracking and management and remote car start.

●	Enabling comprehensive tracking and management services for cargo and containers. Applications include local and long haul trailer tracking, management and logistics, container tracking and status, refrigerated container monitoring and control, and local and intermodal pallet/cargo logistics and tracking.

●	Providing monitoring, control and automation of remote industrial equipment and critical infrastructure. Applications include freshwater and wastewater management, irrigation system control, traffic monitoring systems, oil and gas flow, transportation and distribution, automated reading of commercial utility meters, and monitor and control of substations and other critical energy grid infrastructure.

●	Facilitating mission critical communication and coordination among public safety and emergency services personnel and systems. Applications include real-time, two-way data access for emergency and public safety personnel and systems, vehicle area networking and peripheral equipment communications, remote and mobile video surveillance, and computer-aided dispatch and situation monitoring.

●	Facilitating comprehensive monitoring, tracking and telematics for heavy equipment and commercial trucking. Applications include heavy equipment maintenance, usage optimization and tracking, rental equipment tracking and usage, yellow iron and attachment management, indoor/outdoor forklift and loader location, crash detection and telematics, and transportation regulatory compliance such as hours of service and electronic and onboard recording requirements.

●	Enabling usage-based insurance, enhanced claims processing and the delivery of comprehensive valued-added services for the vehicle insurance industry. Applications include driver behavior, scoring and feedback, crash detection, first notice of loss, accident damage assessment, distracted driving prevention, teen driver tracking and management, roadside assistance, and predictive maintenance.

●	Rapidly enabling the delivery of comprehensive managed services for machine and equipment OEMs. Applications include service, maintenance, tracking, monitoring and control for generators, turbines, compressors, small engines (outboard motors, ATVs), and power tools.

●	Providing reliable, easy-to-use wireless communications solutions for fixed, mobile and portable enterprise data applications. Examples include office back-up and primary backhaul, digital signage, kiosk/high-value vending and video surveillance.

SATELLITE

Our Satellite segment develops, manufactures and sells direct-broadcast satellite (DBS) outdoor customer premise equipment and whole home video networking devices enabling the delivery of digital and high definition satellite television services. Our satellite products are sold primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

For financial information about our operating segments and geographic areas, refer to Note 15 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report, incorporated herein by reference.

MANUFACTURING

Electronic devices, components and made-to-order assemblies used in our products are generally obtained from a number of suppliers, although certain components are obtained from sole source suppliers. Some devices or components are standard items while others are manufactured to our specifications by our suppliers. The Company believes that most raw materials are available from alternative suppliers. However, any significant interruption in the delivery of such items, particularly those that are sole source materials or components, could have an adverse effect on the Company's operations.

We outsource printed circuit board assembly, system subassembly and testing, as well as full turn-key production of some products, to contract manufacturers in the Pacific Rim. We continue to increase this outsourcing effort to remain competitive on product costs. In addition, in fiscal 2014 we added a new contract manufacturer to our supply base. This enables us to dual source some product manufacturing.

A substantial portion of our products, components and subassemblies are procured from foreign suppliers and contract manufacturers located primarily in Hong Kong, mainland China, Taiwan and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of or any political instability in these countries, could cause disruption of the Company’s supply chain or otherwise disrupt the Company’s operations, which could adversely impact the Company’s business.

ISO 9001 INTERNATIONAL CERTIFICATION

We became registered to ISO 9001:1994 in 1995. We upgraded our registration to ISO 9001:2000 in 2003, and upgraded once again to ISO 9001:2008 in 2010. ISO 9001:2008 is the widely recognized international standard for quality management in product design, manufacturing, quality assurance and marketing. We believe that ISO certification is important to our operations because most of our key customers expect their suppliers to have and maintain ISO certification. Registration assessments are performed by Underwriters Laboratories Inc. (UL) according to the ISO 9001:2008 International Standard. We continually perform internal audits to ensure compliance with this quality standard. In addition, UL performs an annual external Compliance Assessment, with the next assessment scheduled for July 2015. We have maintained our ISO certification through each Compliance Assessment. Every three years, UL performs a full system Recertification Assessment. The next Recertification Assessment, which will be for ISO 9001:2014, is scheduled for July 2016.

RESEARCH AND DEVELOPMENT

Each of the markets in which we compete is characterized by rapid technological change, evolving industry standards, and new product features to meet market requirements. During the last three years, we have focused our research and development resources primarily on wireless communication systems for heavy equipment, fleet management utilities and industrial monitoring and controls for mobile and fixed location IP data communication applications, tracking products and services for MRM applications, and satellite DBS products. We have developed key technology platforms that can be leveraged across many of our businesses and applications. These include cloud-based telematics application enablement software platforms and the end-user software applications, cellular and satellite communications network-based asset tracking units, and 3G and 4G broadband router products for fixed and mobile applications. In addition, development resources have been allocated to broadening existing product lines, reducing product costs, and improving performance through product redesign efforts.

Research and development expenses in fiscal years 2015, 2014 and 2013 were $19,854,000, $21,052,000, and $14,291,000, respectively. During this three-year period, our research and development expenses have ranged between 8% and 9% of annual consolidated revenues.

SALES AND MARKETING

Our revenues are derived mainly from customers in the United States, which represented 79%, 81% and 82% of consolidated revenues in fiscal 2015, 2014 and 2013, respectively.

Our Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels with employees distributed across the U.S. The Wireless DataCom segment’s sales and marketing activities are supported internationally with sales personnel in Latin America, Middle East and Europe.

Our Satellite segment sells its products primarily to Echostar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located at our corporate headquarters in Oxnard, California.

Echostar accounted for 14.9%, 20.7% and 22.1% of consolidated revenues in fiscal 2015, 2014 and 2013, respectively. EchoStar serves the North American DBS market. We believe that the loss of Echostar as a customer could have a material adverse effect on our financial position and results of operations.

COMPETITION

Our markets are highly competitive. In addition, if the markets for our products grow, we anticipate increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than ours. We believe that competition in our markets is based primarily on performance, reputation, reliability, responsiveness and price. Our continued success in these markets will depend in part upon our ability to continue to innovate, design quality products and deploy services at competitive prices and provide superior support to our customers.

Wireless DataCom

We believe that the principal competitors for our wireless products and services include Danlaw, Fleetmatics, Freewave, General Electric, GenX, Geotab, Meteorcomm, Novatel Wireless, Sierra Wireless, Spireon, Telogis, Xirgo and Zonar Systems.

Satellite

We believe that the principal competitors for our DBS products include Global Invacom, Microelectronics Technology, Sharp and Wistron NeWeb Corporation. Because we are typically not the sole source supplier of our DBS products, we are exposed to ongoing price and margin pressures in this business.

BACKLOG

Total backlog as of February 28, 2015 was $51.7 million. Substantially all of the backlog is expected to be converted to sales in fiscal 2016.

INTELLECTUAL PROPERTY

Patents

At February 28, 2015, we had 25 U.S. patents and 6 foreign patents in our Wireless DataCom business. In addition to our awarded patents, we have 12 patent applications in process.

Trademarks

CalAmp and Dataradio are among the federally registered trademarks of the Company.

EMPLOYEES

At February 28, 2015, we had approximately 410 employees and approximately 120 contracted workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Michael Burdiek	55	President and Chief Executive Officer
Garo Sarkissian	48	Senior Vice President, Corporate Development
Richard Vitelle	61	Executive Vice President, Chief Financial Officer and Corporate Secretary

MICHAEL BURDIEK joined the Company as Executive Vice President in June 2006 and was appointed President of the Company's Wireless DataCom segment in March 2007. Mr. Burdiek was appointed Chief Operating Officer in June 2008 and was promoted to President and COO in April 2010. In June 2011, he was promoted to CEO and was appointed to the Company’s Board of Directors. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor in the private equity sector. From 1987 to 2003, Mr. Burdiek held a variety of executive management positions with Comarco, Inc., a publicly held company. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

GARO SARKISSIAN joined the Company in 2005 and serves as Senior Vice President, Corporate Development. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments (GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer and developed state-of-the-art RF power products over a span of 10 years for M/A Com and NEC.

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

AVAILABLE INFORMATION

The Company's primary Internet address is www.calamp.com. The Company makes its Securities and Exchange Commission (SEC) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC.

Materials that the Company files with the SEC may be read and copied at the SEC's Conventional and Electronic Reading Rooms at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Conventional and Electronic Reading Rooms may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that the Company files electronically with the SEC.

ITEM 1A. RISK FACTORS

The following list describes several risk factors which are applicable to our Company:

The Company has two significant customers, the loss of either of which could have a material adverse effect on the Company’s future sales and its ability to grow.

EchoStar accounted for 15% of the Company’s consolidated revenues for fiscal 2015, and a major original equipment manufacturer in the heavy equipment industry accounted for 11% of the Company’s consolidated revenues in the fiscal 2015 fourth quarter. The loss of EchoStar or the heavy equipment OEM as a customer, a deterioration in either customer’s overall business, or a decrease in either customer’s volume of sales, could result in decreased sales for us and could have a material adverse impact on our ability to grow our business. A substantial decrease or interruption in business from these key customers could result in write-offs or in the loss of future business and could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:

●	the timing and amount of, or cancellation or rescheduling of, orders for our products;
●	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
●	announcements, new product introductions and reductions in the price of products offered by our competitors;
●	our ability to achieve cost reductions;
●	our ability to obtain sufficient supplies of sole or limited source components for our products;
●	our ability to achieve and maintain production volumes and quality levels for our products;
●	our ability to maintain the volume of products sold and the mix of distribution channels through which they are sold;
●	the loss of any one of our major customers or a significant reduction in orders from those customers;
●	increased competition, particularly from larger, better capitalized competitors;
●	fluctuations in demand for our products and services; and
●	telecommunications and wireless market conditions specifically and economic conditions generally.

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

If demand for our products fluctuates rapidly and unpredictably, it may be difficult to manage our business efficiently, which may result in reduced gross margins and profitability.

Our cost structure is based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Rapid and unpredictable shifts in demand for our products may make it difficult to plan production capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete if products evolve during the downturn and demand shifts to newer products. Our ability to reduce costs and expenses may be further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Conversely, in the event of a sudden upturn, we may incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business, financial condition or results of operations.

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

Sales to customers outside the U.S. accounted for 21%, 19% and 18% of our total sales for the fiscal years ended February 28, 2015, 2014 and 2013, respectively. Assuming that we continue to sell our products to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations, including as a result of the Eurozone concerns, could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 20% of our revenues outside the United States, fluctuations in foreign currencies can have an impact on our results of operations which are expressed in U.S. dollars. In addition, currency variations can adversely affect profit margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Other than in our Satellite products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 31 patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may initiate litigation to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our hardware solutions, software and services. Furthermore, because of rapid technological changes in the M2M marketplace, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our hardware solutions, software, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is a significant business risk, and some third parties are pursuing a litigation strategy with the goal of monetizing otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing any intellectual property rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain hardware solutions, software and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on our financial condition and operating results, the results of such potential claims cannot be predicted with certainty. In any potential matters related to infringement of patent or other intellectual property rights of others, or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2014, we completed our acquisition of Wireless Matrix and Radio Satellite Integrators. We may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

●	use a substantial portion of our available cash;
●	require a significant devotion of management’s time and resources in the pursuit or consummation of any acquisition;
●	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;
●	issue equity or equity-based securities that would dilute existing stockholders’ percentage ownership;
●	assume contingent liabilities; and
●	take substantial charges in connection with acquired assets.

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

Our MRM business depends upon Internet-based systems that are proprietary to our Company. These applications, which are hosted by an independent data center and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions, and to deliver configuration code or executable commands to the devices. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages being incurred by us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices.

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

Our products and solutions enable us to collect, manage, and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution, and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations, or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data, or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Some CalAmp products are subject to mandatory regulatory approvals in the United States and other countries that are subject to change, which could make compliance costly and unpredictable.

Some CalAmp products are subject to certain mandatory regulatory approvals in the United States and other countries in which it operates. In the United States, the Federal Communications Commission regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although CalAmp has obtained the required FCC and various country approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than the United States in which it currently sells its products or in which it may sell its products in the future.

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

Many of the Company’s product lines include tantalum, tungsten, tin, gold, and other materials which are considered to be “conflict minerals” under the SEC’s rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo and adjoining countries in the manufacture of products. Those rules, or similar rules that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

As a publicly traded company, the trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations in response to such factors, including:

●	actual or anticipated fluctuations in revenues or operating results;
●	failure to meet securities analysts’ or investors’ expectations of performance;
●	changes in key management personnel;
●	announcements of technological innovations or new products by us or our competitors;
●	developments in or disputes regarding patents and proprietary rights;
●	proposed and completed acquisitions by us or our competitors;
●	the mix of products and services sold;
●	the timing, placement and fulfillment of significant orders;
●	product and service pricing and discounts;
●	acts of war or terrorism; and
●	general economic conditions.

Our stock price has been highly volatile in the past and could be highly volatile in the future.

The market price of our stock can be highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including:

●	substantial volatility in quarterly revenues and earnings due to our current dependence on a small number of significant customers;
●	comments by securities analysts; and
●	our failure to meet market expectations.

Over the two-year period ended February 28, 2015, the price of CalAmp common stock as reported on The NASDAQ Global Select Market ranged from a high of $34.85 to a low of $9.26. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

Lack of expected dividends may make our stock less attractive as an investment.

We intend to retain all future earnings for use in the development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In certain cases, stocks that pay regular dividends command higher market trading prices, and so our stock price may be lower as a result of our dividend policy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities, all leased, are as follows:

	Square
Location	Footage	Use
Oxnard, California	98,000	Corporate office, Satellite offices and manufacturing facility
Carlsbad, California	26,000	Wireless DataCom offices
Irvine, California	13,000	Wireless DataCom offices
Torrance, California	5,000	Wireless DataCom offices
Herndon, Virginia	10,000	Wireless DataCom offices
Chaska, Minnesota	4,000	Wireless DataCom offices
Waseca, Minnesota	8,000	Wireless DataCom offices
Auckland, New Zealand	4,000	Wireless DataCom offices

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

The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2015
1st Quarter	$14.74	$34.85
2nd Quarter	$16.57	$22.36
3rd Quarter	$15.51	$20.84
4th Quarter	$15.32	$20.00

Fiscal Year Ended February 28, 2014
1st Quarter	$9.26	$13.63
2nd Quarter	$12.85	$16.71
3rd Quarter	$16.45	$26.35
4th Quarter	$23.43	$33.59

At April 3, 2015, the Company had approximately 1,400 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 33,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2015	2014	2013	2012	2011
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$250,606	$235,903	$180,579	$138,728	$114,333
Cost of revenues	163,202	155,972	123,686	96,709	84,775
Gross profit	87,404	79,931	56,893	42,019	29,558
Operating expenses:
Research and development	19,854	21,052	14,291	11,328	11,125
Selling	20,442	19,837	12,725	11,060	10,503
General and administrative	15,578	14,416	12,154	10,984	8,858
Intangible asset amortization	6,590	6,283	1,743	1,277	1,132
Total operating expenses	62,464	61,588	40,913	34,649	31,618
Operating income (loss)	24,940	18,343	15,980	7,370	(2,060)
Non-operating expense, net	(140)	(432)	(532)	(2,091)	(1,395)
Income (loss) before income taxes	24,800	17,911	15,448	5,279	(3,455)
Income tax benefit (provision)	(8,292)	(6,108)	29,178	(61)	172
Net income (loss)	$16,508	$11,803	$44,626	$5,218	$(3,283)

Earnings (loss) per share:
Basic	$0.46	$0.34	$1.54	$0.19	$(0.12)
Diluted	$0.45	$0.33	$1.49	$0.18	$(0.12)

	February 28,
	2015	2014	2013	2012	2011
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$127,421	$92,241	$106,769	$39,789	$38,103
Current liabilities	$47,005	$42,118	$28,949	$23,601	$32,869
Working capital	$80,416	$50,123	$77,820	$16,188	$5,234
Current ratio	2.7	2.2	3.7	1.7	1.2
Total assets	$202,617	$179,265	$150,771	$51,481	$55,485
Long-term debt	$-	$702	$2,434	$1,900	$4,460
Stockholders' equity	$151,385	$133,147	$117,549	$24,977	$17,602

Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions and other significant events, as follows:

●

In fiscal 2014, the Company acquired Wireless Matrix USA, Inc. and Radio Satellite Integrators, Inc. See Note 2 to the accompanying consolidated financial statements for additional information on these two acquisitions.

●

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

Forward Looking Statements

Forward looking statements in this Annual Report on Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our potential needs for additional capital and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K (Risk Factors). Such risks and uncertainties could cause actual results to differ materially and adversely from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Basis of Presentation

Effective at the end of fiscal 2015, the Company changed its fiscal year-end from a 52-53 week fiscal year ending on the Saturday that falls the closest to February 28 to a fiscal year ending on the last day of February. Under the 52-53 week method, fiscal years 2014 and 2013 ended on March 1, 2014 and March 2, 2013, respectively. This change had no effect on fiscal 2015 because the last day of the year is February 28, 2015 under both the old and the new method. The consolidated financial statements for fiscal 2015 include operations from March 2, 2014 through February 28, 2015, a period of 52 weeks. Fiscal 2014 also consisted of 52 weeks, while fiscal year 2013 consisted of 53 weeks. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation.

Overview

The Company is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our MRM and M2M solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of communications devices, scalable cloud service platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for our energy, government, transportation and automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM products and M2M solutions in heavy equipment and various aftermarket telematics applications including insurance telematics, as well as other emerging applications and markets.

SATELLITE

The Company's satellite products are sold primarily to Echostar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax asset valuation allowance, and the valuation of long-lived assets. Actual results could differ materially and adversely from these estimates.

Allowance for Doubtful Accounts

The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. As further described in Note 1 to the accompanying consolidated financial statements, the Company's customer base has some degree of concentration, with one customer accounting for approximately 15% of the Company's fiscal 2015 consolidated revenues. Changes in either a key customer's financial position, or the economy as a whole, could cause actual write-offs to be materially and adversely different from the recorded allowance amount.

Inventories

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company generally treats inventory on hand or committed with suppliers, that is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

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

In 2007, the Company adopted an accounting pronouncement related to Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)) which established a framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2015, the Company had unrecognized tax benefits for uncertain tax positions of $1.0 million.

Impairment Assessments of Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

At February 28, 2015, the Company had $15.5 million in goodwill, $22.6 million in other intangible assets and $10.5 million in net property and equipment and improvements on its consolidated balance sheet. The Company believes the valuation of its long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation of such assets, it could have a material and adverse impact on the Company's results of operations.

The Company makes judgments about the recoverability of goodwill, other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performs its goodwill impairment test in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill during fiscal years 2015, 2014 and 2013. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests.

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

Stock-Based Compensation Expense

The Company measures stock-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective to some degree and are determined based in part on management's judgment. The Company recognizes the compensation expense on a straight-line basis for its graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date. As used in this context, the term "forfeitures" is distinct from “cancellations” or “expirations”, and refers only to the unvested portion of the surrendered equity awards.

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

Results of Operations, Fiscal Years 2013 Through 2015

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of income:

	Year Ended February 28,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	65.1	66.1	68.5
Gross profit	34.9	33.9	31.5

Operating expenses:
Research and development	7.9	8.9	7.9
Selling	8.2	8.4	7.0
General and administrative	6.2	6.1	6.7
Intangible asset amortization	2.6	2.7	1.0
Operating income	10.0	7.8	8.9

Non-operating expense, net	(0.1)	(0.2)	(0.3)
Income before income taxes	9.9	7.6	8.6
Income tax benefit (provision)	(3.3)	(2.6)	16.2

Net income	6.6%	5.0%	24.8%

The Company's revenue, gross profit and operating income by business segment for the last three years are as follows:

	REVENUE BY SEGMENT

	Year ended February 28,
	2015		2014		2013
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$213,119	85.0%	$187,012	79.3%	$139,503	77.3%
Satellite	37,487	15.0%	48,891	20.7%	41,076	22.7%
Total	$250,606	100.0%	$235,903	100.0%	$180,579	100.0%

	GROSS PROFIT BY SEGMENT

	Year ended February 28,
	2015		2014		2013
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$77,899	89.1%	$70,114	87.7%	$50,005	87.9%
Satellite	9,505	10.9%	9,817	12.3%	6,888	12.1%
Total	$87,404	100.0%	$79,931	100.0%	$56,893	100.0%

	OPERATING INCOME BY SEGMENT

	Year ended February 28,
	2015		2014		2013
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$23,833	9.6%	$16,324	6.9%	$16,844	9.4%
Satellite	5,017	2.0%	5,642	2.4%	3,111	1.7%
Corporate expenses	(3,910)	(1.6%)	(3,623)	(1.5%)	(3,975)	(2.2%)
Total	$24,940	10.0%	$18,343	7.8%	$15,980	8.9%

Fiscal Year 2015 compared to Fiscal Year 2014

Revenue

Wireless DataCom revenue increased by $26.1 million, or 14%, to $213.1 million in fiscal 2015 compared to $187.0 million last year. These increases were due primarily to the revenue generated from a major original equipment manufacturer in the heavy equipment industry as it increased its purchases from us, as well as increased sales of MRM products into the UBI, fleet management and asset tracking markets and to increased demand from a key customer in the solar energy industry.

Satellite revenue decreased by $11.4 million, or 23%, to $37.5 million in fiscal 2015 compared to $48.9 million last year due primarily to fluctuations in product demand and product transitions on the part of the Satellite segment’s principal customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $7.8 million to $77.9 million in fiscal 2015 from $70.1 million last year due to higher revenue as described above. Wireless DataCom gross margin decreased slightly to 36.6% in fiscal 2015 from 37.5% last year due to changes in product mix.

Satellite gross profit decreased by $0.3 million to $9.5 million in fiscal 2015 compared to $9.8 million last year. Satellite's gross margin increased to 25.4% in fiscal 2015 from 20.1% last year which is attributable to changes in product mix and product cost reductions.

Operating Expenses

Consolidated research and development (“R&D”) expense decreased to $19.9 million in fiscal 2015 from $21.1 million last year due primarily to staff reductions and the absorption of engineering time on customer product development and internal-use software projects in fiscal 2015.

Consolidated selling expenses increased by $0.6 million to $20.4 million in fiscal 2015 from $19.8 million in fiscal 2014 due primarily to higher marketing-related expenses.

Consolidated general and administrative expenses (“G&A”) increased by $1.2 million to $15.6 million in fiscal 2015 compared to $14.4 million in fiscal 2014 due primarily to higher legal and stock compensation expenses.

Amortization of intangibles increased to $6.6 million in fiscal 2015 from $6.3 million last year due to amortization of intangible assets that arose in conjunction with the acquisition of Radio Satellite Integrators, Inc. in December 2013.

Non-operating Expense, Net

Non-operating expense, net decreased to $140,000 in fiscal 2015 compared to $432,000 in fiscal 2014 due primarily to higher investment income this year compared to last year and lower interest expense this year compared to last year because of the payoff of the Company’s bank term loan during the third quarter of fiscal 2014.

Income Tax Provision

The effective income tax rate was 33.4% in fiscal 2015 compared to 34.1% last year. The Company’s effective tax rate is lower than the combined U.S. statutory federal and state income tax rate of approximately 41% due primarily to research and development tax credits and because no foreign taxes were provided for certain foreign earnings that are sheltered by foreign net operating loss carryforwards for which no tax benefit was previously recognized.

Fiscal Year 2014 compared to Fiscal Year 2013

Revenue

Wireless DataCom revenue increased by $47.5 million, or 34%, to $187.0 million in fiscal 2014 compared to $139.5 million in fiscal 2013. These increases were due primarily to the revenue contribution of the Wireless Matrix business, which was acquired at the beginning of fiscal 2014, and strong demand for the Company’s MRM products on the part of fleet management and asset tracking customers. The Company’s Wireless Networks business, which comprises the remainder of the Wireless DataCom segment, benefitted from strength in the Energy vertical.

Satellite revenue increased by $7.8 million, or 19%, to $48.9 million in fiscal 2014 compared to $41.1 million in fiscal 2013. These increases were due primarily to the introduction of new home networking products that were launched in fiscal 2013.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased 40% to $70.1 million in fiscal 2014 from $50.0 million in fiscal 2013. Wireless DataCom gross margin increased to 37.5% in fiscal 2014 from 35.8% in the prior year. These improvements were primarily due to higher margins for the application subscriptions revenue of Wireless Matrix compared to the rest of the Wireless DataCom revenues.

Satellite gross profit increased by $2.9 million to $9.8 million in fiscal 2014 compared to $6.9 million in fiscal 2013. Satellite's gross margin increased to 20.1% in fiscal 2014 from 16.8% in the previous year. These improvements are attributable to changes in product mix and product cost reductions.

Operating Expenses

Consolidated research and development (“R&D”) expense increased to $21.1 million in fiscal 2014 from $14.3 million in fiscal 2013 due primarily to the Wireless Matrix acquisition, which accounted for $5.0 million of the increase. Expansion of the Company’s MRM business accounted for the remainder of the increase.

Consolidated selling expenses increased by $7.1 million to $19.8 million in fiscal 2014 from $12.7 million in fiscal 2013. The Wireless Matrix acquisition accounted for $5.2 million of the increase. The MRM and Wireless Networks other businesses accounted for the remaining increases due to higher payroll expense as a result of additional sales and marketing personnel.

Consolidated general and administrative expenses (“G&A”) increased by $2.2 million to $14.4 million in fiscal 2014 compared to $12.2 million in fiscal 2013. The Wireless Matrix acquisition accounted for $1.5 million of the increase. The remaining increase was attributable primarily to higher information technology expense.

Amortization of intangibles increased to $6.3 million in fiscal 2014 from $1.7 million in the prior year. This increase was attributable to the Navman product line acquisition in May 2012, the Wireless Matrix acquisition in March 2013 and the Radio Satellite Integrators acquisition in December 2013.

Non-operating Expense, Net

Non-operating expense, net decreased by $100,000 to $432,000 in fiscal 2014 compared to $532,000 in fiscal 2013 due primarily to decreased interest expense of $80,000 on the lower outstanding balance in fiscal 2014 compared to 2013 of the note payable issued as partial consideration for the Navman product line acquisition.

Income Tax Provision

The effective income tax rate was 34.1% in fiscal 2014. The Company’s effective tax rate was lower than the combined U.S. statutory federal and state income tax rate of approximately 41% due primarily to research and development tax credits and because no foreign taxes were provided for certain foreign earnings that are sheltered by foreign net operating loss carryforwards for which no tax benefit was previously recognized.

Liquidity and Capital Resources

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at February 28, 2015.

The Company's primary sources of liquidity are its cash, cash equivalents, marketable securities and the revolving line of credit with Square 1 Bank. During the year ended February 28, 2015, cash and cash equivalents increased by $15.0 million. During this period, cash of $28.6 million was provided by operations, and cash of $8.7 million was used in investing activities, consisting of net purchases of marketable securities of $1.2 million and capital expenditures of $7.4 million. In addition, cash of $5.0 million was used in financing activities, consisting of taxes paid related to net share settlement of vested equity awards of $3.1 million and payment of the note and contingent consideration of $2.7 million, partially offset by proceeds of $0.7 million from exercise of stock options.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Following is a summary of the Company's contractual cash obligations as of February 28, 2015 (in thousands):

	Future Estimated Cash Payments Due by Period
				More than
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Note payable to Navman	$753	$-	$-	$-	$753
Operating leases	1,640	3,296	2,393		7,329
Purchase obligations	44,711	-	-	-	44,711
Total contractual obligations	$47,104	$3,296	$2,393	$-	$52,793

Purchase obligations consist primarily of inventory purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company's Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2015. The aggregate foreign transaction exchange rate losses included in determining income before income taxes were $53,000, $62,000 and $43,000 in fiscal 2015, 2014 and 2013, respectively.

Interest Rate Risk

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at February 28, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (collectively, the “Company”) as of February 28, 2015 and 2014 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated April 21, 2015 expressed an unqualified opinion on the effectiveness of the Company’s’ internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California
April 21, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CalAmp Corp. and Subsidiaries

We have audited CalAmp Corp. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, and our report dated April 21, 2015 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California
April 21, 2015

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$34,184	$19,233
Short-term marketable securities	10,177	8,500
Accounts receivable, less allowance for doubtful accounts of
$673 and $761 at February 28, 2015 and 2014, respectively	47,917	36,904
Inventories	18,666	14,968
Deferred income tax assets	11,367	7,619
Prepaid expenses and other current assets	5,110	5,017
Total current assets	127,421	92,241

Long-term marketable securities	-	518
Property, equipment and improvements, net of
accumulated depreciation and amortization	10,525	5,899
Deferred income tax assets, less current portion	23,455	35,131
Goodwill	15,483	15,422
Other intangible assets, net	22,596	29,131
Other assets	3,137	923
	$202,617	$179,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$688	$1,156
Accounts payable	24,012	20,508
Accrued payroll and employee benefits	5,522	6,594
Deferred revenue	10,748	8,251
Other current liabilities	6,035	5,609
Total current liabilities	47,005	42,118

Long-term debt	-	702
Other non-current liabilities	4,227	3,298

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,225 and 35,859 shares issued and outstanding
at February 28, 2015 and 2014, respectively	362	359
Additional paid-in capital	207,881	206,154
Accumulated deficit	(56,793)	(73,301)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	151,385	133,147
	$202,617	$179,265

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended February 28,
	2015	2014	2013
Revenues :
Products	$209,895	$195,549	$163,022
Application subscriptions and other services	40,711	40,354	17,557
Total revenues	250,606	235,903	180,579

Cost of revenues:
Products	144,911	139,205	113,780
Application subscriptions and other services	18,291	16,767	9,906
Total cost of revenues	163,202	155,972	123,686

Gross profit	87,404	79,931	56,893

Operating expenses:
Research and development	19,854	21,052	14,291
Selling	20,442	19,837	12,725
General and administrative	15,578	14,416	12,154
Intangible asset amortization	6,590	6,283	1,743
Total operating expenses	62,464	61,588	40,913

Operating income	24,940	18,343	15,980

Non-operating expense:
Interest expense, net	(72)	(365)	(487)
Other expense	(68)	(67)	(45)
Total non-operating expense	(140)	(432)	(532)

Income before income taxes	24,800	17,911	15,448

Income tax benefit (provision)	(8,292)	(6,108)	29,178

Net income	$16,508	$11,803	$44,626

Earnings per share:
Basic	$0.46	$0.34	$1.54
Diluted	$0.45	$0.33	$1.49

Shares used in computing
earnings per share:
Basic	35,784	34,969	28,886
Diluted	36,530	36,023	29,982

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2012	28,722	$287	$154,485	$(129,730)	$(65)	$24,977
Net income				44,626		44,626
Stock-based compensation expense			2,910			2,910
Sale of common stock	5,175	52	44,732			44,784
Issuance of shares for restricted
stock awards	160	2	(2)			-
Shares issued on net share settlement
of equity awards and warrants	198	2	(2,562)			(2,560)
Exercise of stock options and warrants	786	7	2,805			2,812
Balances at February 28, 2013	35,041	350	202,368	(85,104)	(65)	117,549
Net income				11,803		11,803
Stock-based compensation expense			2,924			2,924
Issuance of shares for restricted
stock awards	90	1	(1)			-
Shares issued on net share settlement
of equity awards	180	2	(3,059)			(3,057)
Exercise of stock options	548	6	3,922			3,928
Balances at February 28, 2014	35,859	359	206,154	(73,301)	(65)	133,147
Net income				16,508		16,508
Stock-based compensation expense			4,100			4,100
Issuance of shares for restricted
stock awards	106	1	(1)			-
Shares issued on net share settlement
of equity awards	117	1	(3,089)			(3,088)
Exercise of stock options	143	1	717			718
Balances at February 28, 2015	36,225	$362	$207,881	$(56,793)	$(65)	$151,385

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,508	$11,803	$44,626
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	9,386	8,105	2,764
Stock-based compensation expense	4,100	2,924	2,910
Deferred tax assets, net	7,927	5,935	(29,231)
Other	247	339	411
Changes in operating assets and liabilities:
Accounts receivable	(11,058)	(11,401)	(4,728)
Inventories	(3,704)	(1,301)	(3,459)
Prepaid expenses and other assets	(2,076)	(594)	(887)
Accounts payable	3,504	7,522	2,348
Accrued liabilities	1,314	(1,449)	1,738
Deferred revenue	2,497	933	105
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,645	22,816	16,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(16,304)	(9,018)	-
Proceeds from maturities of marketable securities	15,145	-	-
Capital expenditures	(7,437)	(2,133)	(1,852)
Acquisitions net of cash acquired	-	(52,954)	(1,000)
Collections on note receivable	-	-	462
Other	(55)	(71)	(8)
NET CASH USED IN INVESTING ACTIVITIES	(8,651)	(64,176)	(2,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public sale of common stock	-	-	44,784
Net repayments of bank term loan	-	(1,800)	(1,200)
Payment of acquisition-related note and contingent consideration	(2,673)	(1,579)	(535)
Taxes paid related to net share settlement of equity awards	(3,088)	(3,057)	(2,560)
Proceeds from exercise of stock options and warrants	718	3,928	2,812
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,043)	(2,508)	43,301

Net change in cash and cash equivalents	14,951	(43,868)	57,500

Cash and cash equivalents at beginning of year	19,233	63,101	5,601

Cash and cash equivalents at end of year	$34,184	$19,233	$63,101

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (“CalAmp” or the “Company”) is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

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

Fiscal Year

Effective at the end of fiscal 2015, the Company changed its fiscal year-end from a 52-53 week fiscal year ending on the Saturday that falls the closest to February 28 to a fiscal year ending on the last day of February. Under the 52-53 week method, fiscal years 2014 and 2013 ended on March 1, 2014 and March 2, 2013, respectively. This change had no effect on fiscal 2015 because the last day of the year is February 28, 2015 under both the old and the new method. The consolidated financial statements for fiscal 2015 include operations from March 2, 2014 through February 28, 2015, a period of 52 weeks. Fiscal 2014 also consisted of 52 weeks, while fiscal year 2013 consisted of 53 weeks. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation.

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

Concentrations of Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, and are therefore considered by management to bear minimal credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade receivables.

Because the Company sells into markets dominated by a few large service providers, a significant portion of consolidated revenues and consolidated accounts receivable relate to one customer of the Company's Satellite segment. This customer accounted for 14.9%, 20.7% and 22.1% of consolidated revenues in fiscal 2015, 2014 and 2013, respectively, and 12.1% and 14.6% of consolidated net accounts receivable at February 28, 2015 and 2014, respectively. One customer of the Company’s Wireless DataCom segment accounted for 14.7% of consolidated net accounts receivable at February 28, 2015.

A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 59% and 65% of the Company's total inventory purchases in fiscal 2015 and 2014, respectively. As of February 28, 2015, this supplier accounted for 65% of the Company's total accounts payable.

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

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software and software that are embedded in a product and sold as part of the product as a whole. These costs are included in Property, Equipment and Improvements in the consolidated balance sheets and are amortized over useful lives ranging from three to seven years.

Operating Leases

Rent expense under operating leases is recognized on a straight-line basis over the lease term. The difference between recognized rent expense and the rent payment amount is recorded as an increase or decrease in deferred rent liability.

The Company accounts for tenant allowances in lease agreements as a deferred rent credit, which is amortized on a straight-line basis over the lease term as a reduction of rent expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its goodwill impairment test in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill during fiscal years 2015, 2014 and 2013.

The cost of definite-lived identified intangible assets is amortized over the assets' estimated useful lives ranging from two to seven years on a straight-line basis as no other discernible pattern of usage is more readily determinable.

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

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly manner in an arms-length transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Warranty

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the consolidated balance sheets. See Note 12 for a table of annual increases in and reductions of the warranty reserve for the last three years.

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

Foreign Currency Translation and Accumulated Other Comprehensive Income (Loss) Account

The Company's Canadian subsidiary changed its functional currency from the Canadian dollar to the U.S. dollar effective at the end of fiscal 2010. The cumulative foreign currency translation loss of $65,000 that is included in accumulated other comprehensive loss will remain there for such time that the Canadian subsidiary continues to be part of the Company's consolidated financial statements.

The Company's New Zealand branch uses the U.S. dollar as its functional currency.

The aggregate foreign transaction exchange rate losses included in determining income before income taxes were $53,000, $62,000 and $43,000 in fiscal 2015, 2014 and 2013, respectively.

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company records adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or the Company’s internal operations are accounted for as a one-time termination and exit cost pursuant to ASC 420, “Exit or Disposal Cost Obligations”, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the Company’s consolidated statement of operations in the period in which the liability is incurred.

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

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2015 presentation, with no effect on net earnings.

NOTE 2 – ACQUISITIONS

Radio Satellite Integrators acquisition

On December 18, 2013, the Company completed the acquisition of all outstanding capital stock of Radio Satellite Integrators, Inc. (“RSI”) for a cash payment at closing of $6.5 million and future earn-out payments based on post-acquisition sales and gross profit performance in the aggregate estimated fair value amount of $2.1 million that is payable quarterly over two years. RSI was a privately-held provider of fleet management solutions primarily to city and county government agencies for applications involving public works, waste management, transit and public safety.

Following is the purchase price allocation for RSI (in thousands):

Purchase price		$8,563
Less cash acquired		(382)
Net purchase price		8,181
Fair value of net assets acquired:
Current assets other than cash	$941
Customer lists	3,150
Developed/core technology	1,970
Other non-current assets	10
Current liabilities	(1,675)
Deferred tax liabilities, net	(1,768)
Total fair value of net assets acquired		2,628
Goodwill		$5,553

This goodwill is primarily attributable to the benefit of having an assembled workforce to address the Company’s governmental markets and the value that the Company expected to derive from RSI’s customer relationships beyond the current contractual terms of these service agreements. The goodwill arising from this acquisition is not deductible for income tax purposes.

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

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. A principal rationale for this acquisition is that the Company could leverage Wireless Matrix’s mobile workforce management and asset tracking applications to build upon its current product offerings for its customers in the energy, government and transportation markets and expand its turnkey offerings to global enterprise customers in new vertical markets such as heavy equipment and insurance telematics, among others. The Company believes that this acquisition accelerated its development roadmap, thereby enabling it to offer higher margin turnkey solutions for new and existing customers, and further enhanced its relevance with mobile network operators and key channel partners in the global M2M marketplace. The goodwill arising from the Wireless Matrix acquisition is not deductible for income tax purposes.

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

NOTE 3 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash and marketable securities as of February 28, 2015 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable
	Cost	(Losses)	Value	Equivalents	Securities
Cash	$11,384	$-	$11,384	$11,384	$-

Level 1:
Commercial paper	400	-	400	400	-

Level 2:
Repurchase agreements	22,400	-	22,400	22,400	-
Commercial paper	10,184	(7)	10,177	-	10,177

Total	$44,368	$(7)	$44,361	$34,184	$10,177

NOTE 4 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2015	2014
Raw materials	$14,519	$12,410
Work in process	361	380
Finished goods	3,786	2,178
	$18,666	$14,968

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2015	2014
Leasehold improvements	$1,833	$1,940
Plant equipment and tooling	13,355	12,893
Office equipment, computers and furniture	8,075	4,594
Software	7,439	4,288
	30,702	23,715
Less accumulated depreciation and amortization	(20,177)	(17,816)
	$10,525	$5,899

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Year Ended
	February 28,
	2015	2014
Balance at beginning of year	$15,422	$1,112
Wireless Matrix acquisition	-	8,818
Radio Satellite Integrators acquisition	-	5,492
Purchase price allocation adjustments	61	-
Balance at end of year	$15,483	$15,422

All goodwill is associated with the Company’s Wireless DataCom segment.

Other intangible assets are comprised as follows (in thousands):

		February 28, 2015			February 28, 2014
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$1,247	$973	$2,220	$803	$1,417
Developed/core technology	2-7 years	16,151	7,126	9,025	16,151	4,886	11,265
Tradename	7 years	2,130	1,217	913	2,130	913	1,217
Customer lists	5-7 years	19,438	7,949	11,489	19,438	4,394	15,044
Covenants not to compete	5 years	262	187	75	262	153	109
Patents	5 years	176	55	121	121	42	79
		$40,377	$17,781	$22,596	$40,322	$11,191	$29,131

Amortization expense of intangible assets was $6,590,000, $6,283,000 and $1,743,000 for the years ended February 28, 2015, 2014 and 2013, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment. Estimated amortization expense in future fiscal years is as follows (in thousands):

Fiscal Year
2016	$6,532
2017	6,532
2018	6,079
2019	2,733
2020	720
$22,596

NOTE 7 – FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at February 28, 2015 or February 28, 2014.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At February 28, 2015, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal. Borrowings, if any, under the bank credit facility are secured by substantially all of the assets of the Company and its domestic subsidiaries.

Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	February 28,	February 28,
	2015	2014
Note payable to Navman, net of unamortized discount	$688	$1,858
Less portion due within one year	(688)	(1,156)
Long-term debt	$-	$702

The Navman Wireless (Navman) note is payable in the form of a 15% rebate on certain products sold by CalAmp to Navman under a five-year $25 million supply agreement (the Supply Agreement) that was entered into in May 2012 in conjunction with CalAmp’s purchase of a product line from Navman. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. The Company made note principal payments of $1,404,000 and $1,308,000 in fiscal 2015 and 2014, respectively.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	February 28,	February 28,
	2015	2014
Deferred revenue	$1,652	$1,977
Acquisition-related contingent consideration	-	1,092
Deferred compensation	2,246	131
Deferred rent	329	98
	$4,227	$3,298

In August 2013, the Company adopted a non-qualified deferred compensation plan in which the executive officers and certain other management employees are eligible to participate whereby such participants may defer a portion of their annual base and/or variable compensation until retirement or a date specified by each participant in accordance with the plan. Effective July 1, 2014, the plan was amended to include restricted stock units as a deferrable form of compensation and to allow non-employee directors to participate in the plan. The Company is informally funding the deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in mutual funds in generally the same proportion as the investment elections made by the participants for their compensation deferrals. Rabbi Trust assets and deferred compensation plan liabilities as of February 28, 2015 were approximately $2,222,000 and $2,246,000, respectively, and are included in other assets and other non-current liabilities, respectively, in the accompanying consolidated balance sheet at that date.

Contractual Cash Obligations

Following is a summary of the Company's contractual cash obligations as of February 28, 2015 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
Contractual Obligations	2016	2017	2018	2019	2020	Total
Note payable to Navman	$753	$-	$-	$-	$-	$753
Operating leases	1,640	1,732	1,564	1,513	880	7,329
Purchase obligations	44,711	-	-	-	-	44,711
Total contractual obligations	$47,104	$1,732	$1,564	$1,513	$880	$52,793

Purchase obligations consist primarily of inventory purchase commitments. Rent expense under operating leases was $2,146,000, $1,886,000 and $1,707,000 in fiscal years 2015, 2014 and 2013, respectively.

NOTE 8 – INCOME TAXES

The Company's income before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2015	2014	2013
Domestic	$24,684	$17,185	$14,811
Foreign	116	726	637
Total income before income taxes	$24,800	$17,911	$15,448

The income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2015	2014	2013
Current:
Federal	$-	$-	$-
State	(325)	(42)	(9)
Foreign	(49)	(45)	(44)
Total current	(374)	(87)	(53)

Deferred:
Federal	(8,134)	(6,346)	21,465
State	216	325	7,766
Total deferred	(7,918)	(6,021)	29,231

Total income tax benefit (provision)	$(8,292)	$(6,108)	$29,178

Differences between the income tax benefit (provision) reported in the consolidated statements of income and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2015	2014	2013
Income tax provision at U.S. statutory federal rate of 35%	$(8,680)	$(6,269)	$(5,407)
State income tax provision, net of federal income tax effect	(867)	(770)	(570)
Foreign taxes	41	209	178
Valuation allowance reductions (increases)	250	(865)	35,148
Research and development tax credits	1,556	1,126	721
Other, net	(592)	461	(892)
Total income tax benefit (provision)	$(8,292)	$(6,108)	$29,178

The components of net deferred income tax assets for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2015	2014
Net operating loss carryforwards	$20,318	$31,546
Depreciation, amortization and impairments	1,785	1,332
Research and development credits	8,738	7,238
Stock-based compensation	1,869	1,639
Capital loss carryforward	-	840
Other tax credits	635	551
Inventory reserve	484	576
Warranty reserve	697	593
Payroll and employee benefit accruals	1,797	1,185
Allowance for doubtful accounts	258	298
Other accrued liabilities	2,158	1,568
Other, net	242	233
Gross deferred tax assets	38,981	47,599
Valuation allowance	(4,159)	(4,849)
Net deferred tax assets	34,822	42,750
Less current portion	11,367	7,619
Non-current portion	$23,455	$35,131

The Company also has deferred tax assets for Canadian income tax purposes amounting to $4.3 million at February 28, 2015 which relate primarily to research and development expenses and non-capital loss carryforwards. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets.

During fiscal 2013, the Company reversed a portion of its deferred tax asset valuation allowance corresponding to the amount of net operating loss carryforwards (NOLs) utilized to offset taxable income in that year. In addition, pursuant to the fiscal 2013 evaluation of the future utilizability of deferred tax assets, the Company reversed a substantial portion of the remaining valuation allowance at the end of fiscal 2013, resulting in an income tax benefit of $29.2 million for the year. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At February 28, 2015, the Company had NOLs of approximately $74 million and $79 million for federal and state purposes, respectively, expiring at various dates through fiscal 2033. If certain substantial changes in the Company’s ownership were to occur, there could be an annual limitation on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2015, the Company had research and development (R&D) tax credit carryforwards of $6.1 million and $5.6 million for federal and state income tax purposes, respectively. The federal R&D credits expire at various dates through 2035. A substantial portion of the state R&D tax credits have no expiration date.

As described further in Note 9, the Company has tax deductions on exercised stock options and vested restricted stock awards that exceed stock compensation expense amounts recognized for financial reporting purposes. These excess tax deductions, which amounted to $6.5 million and $12.8 million in fiscal 2015 and 2014, respectively, reduce current taxable income and thereby prolong the tax shelter period of the NOL and R&D tax credit carryforwards referred to above.

In 2007, the Company adopted FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal R&D tax credits of $1.0 million at February 28, 2015 for which the Company has not yet recognized an income tax benefit for financial reporting purposes.

Activity in the amount of unrecognized tax benefits for uncertain tax positions during the past three years is as follows (in thousands):

Balance at February 28, 2012	$1,091
Decrease in fiscal 2013	(2)
Balance at February 28, 2013	1,089
Decrease in fiscal 2014	(60)
Balance at February 28, 2014	$1,029
Decrease in fiscal 2015	-
Balance at February 28, 2015	$1,029

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, United Kingdom, and New Zealand. Income tax returns filed for fiscal years 2010 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2011 through 2014 remain open to examination by U.S. federal and state tax authorities. Income tax returns for fiscal years 2011 through 2014 remain open to examination by tax authorities in Canada. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

NOTE 9 – STOCKHOLDERS' EQUITY

Sale of Common Stock

In February 2013, the Company raised cash of $44.8 million net of underwriter discount and offering costs from a public offering of 5,175,000 shares of its common stock.

Equity Awards

Under the Company's 2004 Incentive Stock Plan (the 2004 Plan), which was adopted on July 30, 2004 and was amended effective June 16, 2014, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), phantom stock and bonus stock. To date, stock options, restricted stock, RSUs and bonus stock have been granted under the 2004 Plan. Options are generally granted with exercise prices equal to market value on the date of grant. All option grants expire 10 years after the date of grant.

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

Under the 2004 Plan, on the day of the annual stockholders meeting each non-employee director receives an equity award of up to 20,000 award units. Annual equity awards granted to non-employee directors vest on the date of the next annual stockholders meeting or one year from the date of grant, whichever is earlier. In addition, under the Company’s current director compensation program, new non-employee directors receive a restricted stock award that vests in full on the third anniversary of the grant date with a grant date fair value equal to the fair value of the most recent annual equity award made to other non-employee directors, as well as a prorated annual equity award that vests 12 months from the grant date.

The following table summarizes stock option activity for fiscal years 2015, 2014 and 2013 (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2012	2,163	4.78
Granted	84	7.01
Exercised	(466)	2.78
Forfeited or expired	(125)	3.90
Outstanding at February 28, 2013	1,656	5.53

Granted	56	15.14
Exercised	(611)	7.28
Forfeited or expired	(8)	4.53
Outstanding at February 28, 2014	1,093	$5.04

Granted	61	17.47
Exercised	(143)	5.01
Forfeited or expired	(4)	6.88
Outstanding at February 28, 2015	1,007	$5.80

Exercisable at February 28, 2015	834	$4.51

The weighted average fair value for stock options granted in fiscal years 2015, 2014 and 2013 was $11.02, $9.43 and $4.41, respectively. The fair value of options at the grant date was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2015	2014	2013
Expected life (years) (1)	6	6	6
Expected volatility (2)	70%	69%	63%
Risk-free interest rates (3)	1.9%	1.7%	0.8%
Expected dividend yield	0%	0%	0%

(1) The expected life of stock options is estimated based on historical experience.
(2) The expected volatility is estimated based on historical volatility of the Company's stock price.
(3) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2015 was 4.6 years and $13.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2015 was 3.9 years and $12.2 million, respectively.

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

Changes in the Company's outstanding restricted stock shares and RSUs during fiscal years 2015, 2014 and 2013 were as follows (shares and RSUs in thousands):

	Number of	Weighted
	Restricted	Average Grant
	Shares and	Date Fair
	RSUs	Value
Outstanding at February 28, 2012	1,929	2.71

Granted	440	7.50
Vested	(916)	2.53
Forfeited	(115)	2.85
Outstanding at February 28, 2013	1,338	4.40

Granted	312	15.58
Vested	(592)	3.83
Forfeited	(34)	7.88
Outstanding at February 28, 2014	1,024	$8.02

Granted	365	17.92
Vested	(471)	6.28
Forfeited	(32)	11.69
Outstanding at February 28, 2015	886	$12.90

The Company retained 175,176 shares, 203,383 shares and 308,898 shares of the vested restricted stock and RSUs to cover the minimum required statutory amount of withholding taxes in fiscal 2015, 2014 and 2013, respectively.

Stock-based compensation expense for the years ended February 28, 2015, 2014 and 2013 is included in the following captions of the consolidated statements of income (in thousands):

	Year Ended February 28,
	2015	2014	2013
Cost of revenues	$241	$191	$136
Research and development	613	516	450
Selling	591	360	252
General and administrative	2,655	1,857	2,072
	$4,100	$2,924	$2,910

As of February 28, 2015, there was $10.0 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

As of February 28, 2015, there were 2,433,026 award units in the 2004 Plan that were available for grant.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

Total cash received as a result of option exercises was $718,000 in fiscal 2015 and $3,928,000 in fiscal 2014. The aggregate fair value of options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $9,900,000 for fiscal 2015 and $17,532,000 for fiscal 2014. In connection with these option exercises and vested restricted stock and RSU awards, the excess stock compensation tax deductions were $6,515,000 for fiscal 2015 and $12,781,000 for fiscal 2014. The Company has elected a policy of applying the “with-and-without” approach to determine the realized tax benefits for financial reporting purposes. Under this policy, none of the current year excess deductions are deemed to reduce regular taxes payable because the Company’s NOL carryforwards are deemed to reduce taxes payable prior to the utilization of any excess tax deductions from the exercise of stock options and vesting of restricted stock and RSU awards. The excess tax deductions when realized by the Company for financial reporting purposes under the with-and-without approach will be recorded as an increase in additional paid-in capital in the consolidated balance sheet and will be classified as cash flows from financing activities rather than cash flows from operating activities in the consolidated cash flow statement.

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

	Year Ended February 28,
	2015	2014	2013
Basic weighted average number of common
shares outstanding	35,784	34,969	28,886
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	746	1,054	1,096
Diluted weighted average number of common
shares outstanding	36,530	36,023	29,982

Shares subject to anti-dilutive stock options and restricted
stock-based awards excluded from calculation (in 000s)	159	57	322

NOTE 11 – EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) employee savings plan in the U.S. and a similar retirement savings plan in New Zealand in which all employees of these respective countries are eligible to participate. The Company may make matching contributions to the savings plans as authorized by the Board of Directors. The matching contribution in the U.S. savings plan is currently equal to a 100% match of the first 3% of participants’ compensation contributed to the plans plus a 50% match of the next 2% contributed by the participants. The New Zealand savings plan provides for matching contributions equal to the first 3% of participants’ compensation contributed to the plan. The Company recorded expense for the matching contributions of $1,059,000, $733,000 and $355,000 in fiscal years 2015, 2014 and 2013, respectively.

NOTE 12 – OTHER FINANCIAL INFORMATION

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest expense and income taxes as follows (in thousands):

	Year Ended February 28,
	2015	2014	2013
Interest expense paid	$12	$117	$127
Income tax paid	$347	$35	$156

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended
	February 28,
	2015	2014
Acquisition of Radio Satellite Integrators on December 18, 2013:
Accrued liability for earn-out consideration	$-	$2,063

Valuation and Qualifying Accounts

Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)
	beginning	to costs and		Balance at
	of year	expenses	Deductions	end of year
Allowance for doubtful accounts:
Fiscal 2013	$254	$241	$(34)	$461
Fiscal 2014	461	353	(53)	761
Fiscal 2015	761	188	(276)	673

Warranty reserve:
Fiscal 2013	$994	$910	$(576)	$1,328
Fiscal 2014	1,328	881	(693)	1,516
Fiscal 2015	1,516	1,333	(1,030)	1,819

Deferred tax assets valuation allowance:
Fiscal 2013	$39,054	$(35,095)	$-	$3,959
Fiscal 2014	3,959	890	-	4,849
Fiscal 2015	4,849	150	(840)	4,159

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases a building in Oxnard, California that houses its corporate office and U.S. manufacturing facilities under an operating lease that expires on June 30, 2016. The lease agreement requires the Company to pay all maintenance, property taxes and insurance premiums associated with the building. In addition, the Company leases other facilities in California, Minnesota, Virginia and New Zealand. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future payments of operating lease commitments is included in the contractual cash obligations table in Note 7.

Supplier Guarantee

The Company has guaranteed the debt of a supplier to a third party. The Company has recourse against the supplier in the event that the Company is required to make a payment to the third party under the guaranty.

NOTE 14 – LEGAL PROCEEDINGS

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

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA

Information by business segment is as follows (in thousands, except percentages):

	Year ended February 28, 2015				Year ended February 28, 2014
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$213,119	$37,487		$250,606	$187,012	$48,891		$235,903
Gross profit	$77,899	$9,505		$87,404	$70,114	$9,817		$79,931
Gross margin	36.6%	25.4%		34.9%	37.5%	20.1%		33.9%
Operating income	$23,833	$5,017	$(3,910)	$24,940	$16,324	$5,642	$(3,623)	$18,343

	Year ended February 28, 2013
	Operating Segments
	Wireless		Corporate
	DataCom	Satellite	Expenses	Total
Revenues	$139,503	$41,076		$180,579
Gross profit	$50,005	$6,888		$56,893
Gross margin	35.8%	16.8%		31.5%
Operating income	$16,844	$3,111	$(3,975)	$15,980

The Company considers operating income to be a primary measure of operating performance of its business segments. The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

It is not practicable for the Company to report identifiable assets by segment because these businesses share resources, functions and facilities. The Company does not have significant long-lived assets outside the United States.

The Company's revenues were derived mainly from customers in the United States, which represented 79%, 81%, and 82% of consolidated revenues in fiscal 2015, 2014 and 2013, respectively. No single foreign country accounted for more than 6% of the Company's revenue in fiscal 2015, 2014 or 2013.

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal 2015 and 2014 (in thousands, except percentages and per share data):

	Fiscal 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$58,981	$59,210	$63,225	$69,190	$250,606
Gross profit	20,219	20,496	22,104	24,585	87,404
Gross margin	34.3%	34.6%	35.0%	35.5%	34.9%
Net income	2,693	3,278	4,021	6,516	16,508
Earnings per diluted share	0.07	0.09	0.11	0.18	0.45

	Fiscal 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$53,746	$58,807	$63,503	$59,847	$235,903
Gross profit	18,481	19,839	20,995	20,616	79,931
Gross margin	34.4%	33.7%	33.1%	34.4%	33.9%
Net income	1,685	2,844	4,207	3,067	11,803
Earnings per diluted share	0.05	0.08	0.12	0.08	0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 28, 2015, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

The Company’s management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2015. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management of the Company has concluded that as of February 28, 2015 the Company's internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On February 25, 2015, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2016 executive officer incentive compensation plan. The individuals covered by the fiscal 2016 executive officer incentive compensation plan are:

●	Michael Burdiek	President and Chief Executive Officer
●	Richard Vitelle	Executive Vice President, CFO and Secretary/Treasurer
●	Garo Sarkissian	Senior Vice President, Corporate Development

Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 150%, respectively, of his annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 65% and 110%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 50% and 100%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 2016.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

The following information required by this Item will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2015 and is incorporated herein by this reference:

●	Information regarding directors of the Company.
●	Information regarding the Company's Audit Committee and designated “audit committee financial experts”.
●	Information on the Company's “Code of Business Conduct and Ethics” for directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the caption “Executive Compensation” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2015 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the caption “Stock Ownership” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2015 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2015 is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth under the caption “Independent Public Accountants” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2015 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Reports of Independent Registered Public Accounting Firm	26-27
Consolidated Balance Sheets	28
Consolidated Statements of Income	29
Consolidated Statements of Stockholders' Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32

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

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-Q for the period ended August 31, 2014).

10.	Material Contracts:

(i) Other than Compensatory Plan or Arrangements:

10.1	Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the year ended February 28, 2011).

10.3	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.4	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.5	Amendment dated March 24, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

10.6	Amendment dated December 22, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

10.7	Amendment dated August 15, 2011 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 15, 2011).

10.8	Amendment dated March 1, 2013 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s principal domestic subsidiary (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated March 1, 2013).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.9	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 16, 2014).

10.10	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended February 28, 2004).

10.11	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.12	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

10.13	Form of amendment to executive officer employment agreement dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

10.14	Amendments to executive officer employment agreements dated June 12, 2013 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 14, 2013).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2015 and 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended February 28, 2015, 2014 and 2013, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2015.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A.J. Moyer	Chairman of the Board of Directors	April 21, 2015
A.J. Moyer

/s/ Kimberly Alexy	Director	April 21, 2015
Kimberly Alexy

/s/ Jeffery Gardner	Director	April 21, 2015
Jeffery Gardner

/s/ Amal Johnson	Director	April 21, 2015
Amal Johnson

/s/ Thomas Pardun	Director	April 21, 2015
Thomas Pardun

/s/ Larry Wolfe	Director	April 21, 2015
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	April 21, 2015

/s/ Richard Vitelle	Executive Vice President, CFO and Secretary/
Richard Vitelle	Treasurer (principal accounting and
	financial officer)	April 21, 2015