Form 10-Q
period 2015-05-31
CalAmp Corp.
filed 2015-06-30
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015 or

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
_________________________

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

The number of shares outstanding of the registrant’s common stock as of June 18, 2015 was 36,266,280.

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share par value)

	May 31,	February 28,
Assets	2015	2015
Current assets:
Cash and cash equivalents	$116,430	$34,184
Short-term marketable securities	67,591	10,177
Accounts receivable, less allowance for doubtful accounts of
$670 and $673 at May 31, 2015 and February 28, 2015, respectively	45,072	47,917
Inventories	16,043	18,666
Deferred income tax assets	13,526	11,367
Prepaid expenses and other current assets	4,200	5,110
Total current assets	262,862	127,421

Long-term marketable securities	25,281	-
Property, equipment and improvements, net of
accumulated depreciation and amortization	10,958	10,525
Deferred income tax assets, less current portion	18,628	23,455
Goodwill	16,508	15,483
Other intangible assets, net	21,917	22,596
Other assets	4,033	3,137
	$360,187	$202,617
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$384	$688
Accounts payable	25,934	24,012
Accrued payroll and employee benefits	4,079	5,522
Deferred revenue	9,495	10,748
Other current liabilities	6,087	6,035
Total current liabilities	45,979	47,005

Long-term debt	135,043	-
Other non-current liabilities	5,598	4,227

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,280 and 36,225 shares issued and outstanding
at May 31, 2015 and February 28, 2015, respectively	363	362
Additional paid-in capital	226,003	207,881
Accumulated deficit	(52,734)	(56,793)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	173,567	151,385
	$360,187	$202,617

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	May 31,
	2015	2014
Revenues:
Products	$54,797	$49,443
Application subscriptions and other services	10,632	9,538
Total revenues	65,429	58,981

Cost of revenues:
Products	37,337	34,725
Application subscriptions and other services	4,566	4,037
Total cost of revenues	41,903	38,762

Gross profit	23,526	20,219

Operating expenses:
Research and development	4,565	5,118
Selling	5,498	5,177
General and administrative	4,775	3,637
Intangible asset amortization	1,644	1,683
Total operating expenses	16,482	15,615

Operating income	7,044	4,604

Non-operating expense:
Interest expense, net	(620)	(101)
Other income (expense)	(11)	14
Total non-operating expense, net	(631)	(87)

Income before income taxes	6,413	4,517

Income tax provision	(2,354)	(1,824)

Net income	$4,059	$2,693

Earnings per share:
Basic	$0.11	$0.08
Diluted	$0.11	$0.07
Shares used in computing earnings per share:
Basic	35,964	35,572
Diluted	36,666	36,525

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2015	36,225	$362	$207,881	$(56,793)	$(65)	$151,385
Net income				4,059		4,059
Stock-based compensation expense			1,220			1,220
Equity component of convertible senior
notes, net of tax			20,106			20,106
Purchase of note hedges, net of tax			(19,324)			(19,324)
Sale of warrants			15,991			15,991
Shares issued on net share settlement
of equity awards	3	-	(34)			(34)
Exercise of stock options	52	1	163			164
Balances at May 31, 2015	36,280	$363	$226,003	$(52,734)	$(65)	$173,567

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,059	$2,693
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,436	2,187
Stock-based compensation expense	1,220	820
Amortization of debt issue costs and discount	450	193
Deferred tax assets, net	2,181	1,669
Changes in operating assets and liabilities:
Accounts receivable	2,845	2,060
Inventories	2,623	(32)
Prepaid expenses and other assets	9	(782)
Accounts payable	1,922	(194)
Accrued liabilities	(164)	(1,449)
Deferred revenue	(1,253)	167
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,328	7,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	4,389	1,077
Purchases of marketable securities	(87,084)	(4,181)
Capital expenditures	(1,264)	(1,410)
Acquisition of Crashboxx	(1,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(85,459)	(4,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	172,500	-
Payment of debt issuance costs	(5,276)	-
Purchase of convertible note hedges	(31,343)	-
Proceeds from issuance of warrants	15,991	-
Payment of acquisition-related note and contingent consideration	(625)	(417)
Taxes paid related to net share settlement of vested equity awards	(7)	(84)
Proceeds from exercise of stock options	137	502
NET CASH PROVIDED BY FINANCING ACTIVITIES	151,377	1

Net change in cash and cash equivalents	82,246	2,819
Cash and cash equivalents at beginning of period	34,184	19,233
Cash and cash equivalents at end of period	$116,430	$22,052

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2015 AND 2014

NOTE 1 -	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (“CalAmp” or the “Company”) is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 21, 2015.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at May 31, 2015 and its results of operations for the three months ended May 31, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

The Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets via software applications hosted by the Company. The Company defers the recognition of revenue for the products that are sold with application subscriptions because the application services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual service periods of one year to three years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. As permitted by ASU 2015-03, the Company early-adopted this standard with respect to the convertible senior notes issued during the quarter ended May 31, 2015, as discussed further in Note 5.

NOTE 2 – FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash and marketable securities as of May 31, 2015 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term	Long-Term
	Adjusted	Gains	Fair	Cash	Marketable	Marketable
	Cost	(Losses)	Value	Equivalents	Securities	Securities
Cash	$3,969	$-	$3,969	$3,969	$-	$-

Level 2:
Repurchase agreements	122,000	-	122,000	112,000	10,000	-
Commercial paper	83,421	(88)	83,333	461	57,591	25,281

Total	$209,390	$(88)	$209,302	$116,430	$67,591	$25,281

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2015	2015
Raw materials	$13,085	$14,519
Work in process	503	361
Finished goods	2,455	3,786
	$16,043	$18,666

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Three Months Ended
	May 31,
	2015	2014
Balance at beginning of period	$15,483	$15,422
Crashboxx acquisition	1,025	-
Purchase price allocation adjustments	-	86
Balance at end of period	$16,508	$15,508

On April 17, 2015, the Company acquired certain intangible assets from a company doing business as Crashboxx (“Crashboxx”) for a cash payment of $1.5 million and future earn-out payments based on post-acquisition sales in the aggregate estimated fair value amount of $455,000. The Company acquired developed/core technology from Crashboxx, and paid a premium (i.e. goodwill) over the fair value of the identified assets acquired. This goodwill is primarily attributable to the benefit of the acquired proprietary automobile accident claims process automation technology. The goodwill arising from this acquisition is deductible for income tax purposes.

All goodwill is associated with the Company’s Wireless DataCom segment.

Other intangible assets are comprised as follows (in thousands):

		May 31, 2015			February 28, 2015
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$1,355	$865	$2,220	$1,247	$973
Developed/core technology	2-7 years	17,081	7,684	9,397	16,151	7,126	9,025
Tradename	7 years	2,130	1,293	837	2,130	1,217	913
Customer lists	5-7 years	19,438	8,835	10,603	19,438	7,949	11,489
Covenants not to compete	5 years	262	196	66	262	187	75
Patents	5 years	211	62	149	176	55	121
		$41,342	$19,425	$21,917	$40,377	$17,781	$22,596

All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2016 (remainder)	$5,018
2017	6,675
2018	6,222
2019	2,876
2020	864
Thereafter	262
$21,917

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at May 31, 2015 or February 28, 2015.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At May 31, 2015, the Company was in compliance with its debt covenants under the credit facility.

Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	May 31,	February 28,
	2015	2015
Convertible senior notes payable, net of
discount and debt issuance costs	$135,043	$-
Note payable to Navman	384	688
	135,427	688
Less portion due within one year	(384)	(688)
Long-term debt	$135,043	$-

On May 6, 2015, CalAmp issued $150 million aggregate principal amount of 1.625% convertible senior notes (the “Notes”) through a private placement. The Company sold the Notes under a purchase agreement, dated April 30, 2015, to J.P. Morgan Securities LLC and Jefferies LLC as representatives of the several initial purchasers (the “Initial Purchasers”). The Initial Purchasers subsequently exercised their option in full to purchase additional Notes, resulting in the issuance of an additional $22.5 million aggregate principal amount of Notes on May 27, 2015. The Notes were issued under an indenture, dated May 6, 2015 (the “Indenture”) between CalAmp and The Bank of New York Mellon Trust Company, N.A., as trustee.

The net proceeds from CalAmp’s sale of the Notes were $167.2 million, net of issuance costs of $5.3 million. The Company used $15.4 million of the net proceeds from this offering to pay the cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds to the Company from the sale of warrants pursuant to the warrant transactions) as described below under “Note Hedge and Warrant Arrangements.” The Company expects to use the remaining net proceeds from the offering of the Notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital.

Under the Indenture, the Notes bear interest at a rate of 1.625% per year payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning on November 15, 2015. The Notes will mature on May 15, 2020, unless earlier converted or repurchased. The Company may not redeem the Notes prior to their stated maturity date. The Notes rank senior in right of payment to any existing or future indebtedness which is subordinated by its terms, will rank equally in right of payment to any indebtedness that is not so subordinated, will be structurally subordinated to all indebtedness and liabilities of the Company’s subsidiaries and will be effectively junior to the secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2019, upon the occurrence of certain events in the future, as defined in the Indenture. On or after November 15, 2019, and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The conversion spread would be included in the denominator for the computation of diluted earnings per share, using the treasury stock method. As of May 31, 2015, none of the conditions allowing holders of the Notes to convert have been met.

If the Company undergoes a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a repurchase price of 100% of the principal amount of the Notes, plus any accrued and unpaid interest, if any, to but not including, the fundamental change repurchase date.

In addition, following certain corporate events that occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.5 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.

Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the Notes, and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market yield of 6.2%, and represents a Level 3 fair value measurement. As a result, a conversion premium of $20.7 million, net of tax, was recorded in additional paid-in capital within stockholders’ equity. The debt discount of $33.6 million is amortized to interest expense using the effective interest method and effective rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes on May 15, 2020.

In accounting for the transaction costs related to the Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component were recorded as a direct deduction from the carrying value of the Notes and are being amortized to expense over the term of the Notes using the effective interest method. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity. Additionally, the Company recorded a deferred tax asset of $0.4 million related to the $1.0 million equity component of issuance costs which are deductible for tax purposes.

Balances attributable to the Notes consist of the following at May 31, 2015 (in millions):

Liability component:
Principal		$172,500
Less:	debt discount	(33,231)
	debt issuance costs	(4,226)
Net carrying amount of the Notes		$135,043

Equity component*		$33,614

* Recorded on the consolidated balance sheet in additional paid-in capital within stockholders’ equity

The Notes are carried at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of May 31, 2015 was $172.5 million. The fair value of the Notes was estimated on the basis of inputs that are observable in the market and are considered Level 2 in the fair value hierarchy.

The Company recognized interest expense related to the convertible notes of $612,000 for the quarter ended May 31, 2015, consisting of $181,000 for the contractual coupon interest, $383,000 for the accretion of the convertible notes discount and $48,000 for the amortization of the debt issuance costs.

Note Hedge and Warrant Arrangements

In connection with the sale of the Notes, the Company entered into privately negotiated note hedge transactions relating to approximately 6.3 million shares of common stock (the “Note Hedges”) with counterparties that include affiliates of some of the Initial Purchasers and other financial institutions (the “Hedge Counterparties”). The Note Hedges represent call options from the Hedge Counterparties with respect to $172.5 million aggregate principal amount of the Notes. The Company paid $31.3 million for the Note Hedges and as a result, $19.3 million, net of tax, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

The Note Hedges cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company’s common stock that initially underlie the Notes. The Note Hedges are intended generally to reduce the potential dilution to the Company’s outstanding common stock and/or reduce the amount of any cash payments the Company is required to make in excess of the principal amount of any converted Notes upon any conversion of Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Note Hedges, which is initially equal to $27.594, the initial conversion price for the Notes.

Separately, the Company also entered into privately negotiated warrant transactions (the “warrants”) with the Hedge Counterparties, giving them the right to acquire, the same number of shares of common stock that underlie the convertible notes at a strike price of $39.42 per share, also subject to adjustment, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $19.71 on April 30, 2015. The warrants become exercisable, and expire if not exercised, at the rate of 1/80th on each trading day beginning August 15, 2020 and continuing through the 79th trading day thereafter (on or around December 13, 2020). The Company received a total amount of $16.0 million for the warrants.

The warrants will have a dilutive effect to the extent that the market price of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.

The Note Hedges and warrants are not marked to market. The Note Hedges and warrants are separate transactions, entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. In addition, holders of the Notes will not have any rights with respect to the Note Hedges or the warrants. The value of the Note Hedges and warrants were initially recorded to and continue to be classified as additional paid-in capital within stockholders’ equity.

The Company believes that the Note Hedges meet certain requirements to integrate the call options with the Notes, pursuant to applicable U.S. Treasury Regulations. The Company initially recorded a deferred tax asset of $12.0 million equal to the additional tax deductions that will be taken over the life of the Note Hedges with an offsetting entry to additional paid-in capital.

Navman Wireless Note

The Navman Wireless (Navman) note is payable in the form of a 15% rebate on certain products sold by CalAmp to Navman under a five-year $25 million supply agreement (the Supply Agreement) that was entered into in May 2012 in conjunction with CalAmp’s purchase of a product line from Navman. The unpaid balance of the Navman note would become immediately due and payable upon any termination of the Supply Agreement by the Company before the end of its five-year term (other than as a result of an uncured breach of the Supply Agreement by Navman), except that in the case of such acceleration the note balance would be subordinated to the Company’s bank debt pursuant to the provisions of a debt subordination agreement. In the absence of an acceleration event, the Navman note is payable solely in the form of a rebate on products sold by CalAmp to Navman under the Supply Agreement. After all rebates have been applied to pay down the note balance, and assuming that an acceleration event has not occurred, any unpaid balance remaining on the Navman note would be forgiven at the later of May 7, 2017 or the final date to which the Supply Agreement is extended pursuant to a force majeure event. During the three months ended May 31, 2015, the Company made principal payments of $324,000 and amortized $20,000 of the discount on the Navman note.

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2015	2015
Deferred revenue	$1,456	$1,652
Acquisition-related contingent consideration	455	-
Deferred compensation liability	3,233	2,246
Deferred rent	454	329
	$5,598	$4,227

The acquisition-related contingent consideration at May 31, 2015 is comprised of the estimated earn-out of $455,000 payable to the sellers in conjunction with the April 2015 acquisition of Crashboxx.

The deferred compensation liability relates to a non-qualified deferred compensation plan adopted by the Company in August 2013 in which the executive officers, certain other management employees and non-employee directors are eligible to participate whereby such participants may defer a portion of their compensation until retirement or a date specified by the participant in accordance with the plan. Rabbi Trust assets and deferred compensation plan liabilities as of May 31, 2015 were $3,216,000 and $3,233,000, respectively, and are included in other assets and other non-current liabilities, respectively, in the accompanying unaudited consolidated balance sheet at that date.

Contractual Cash Obligations

Following is a summary of the Company’s contractual cash obligations at May 31, 2015 and excludes amounts already recorded on the consolidated balance sheets except for long-term debt (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2016
	(remainder)	2017	2018	2019	2020	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$-	$-	$172,500	$172,500
Convertible senior notes interest	1,472	2,803	2,803	2,803	2,803	1,402	14,086
Note payable to Navman	429	-	-	-	-	-	429
Operating leases	1,271	1,732	1,564	1,513	880	-	6,960
Purchase obligations	52,067	-	-	-	-	-	52,067
Total contractual obligations	$55,239	$4,535	$4,367	$4,316	$3,683	$173,902	$246,042

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

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, United Kingdom and New Zealand. Income tax returns filed for fiscal years 2010 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2011 through 2014 remain open to examination by U.S. federal and state tax authorities. Income tax returns filed in Canada for fiscal years 2011 through 2014 remain open to examination by tax authorities in that country. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

The effective income tax rate was 36.7% and 40.4% in the three months ended May 31, 2015 and 2014, respectively.

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

	Three Months Ended
	May 31,
	2015	2014
Basic weighted average number of common
shares outstanding	35,964	35,572
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	702	953
Diluted weighted average number of common
shares outstanding	36,666	36,525

Shares subject to anti-dilutive stock options and restricted
stock-based awards excluded from calculation (in 000s)	137	58

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended
	May 31,
	2015	2014
Cost of revenues	$165	$52
Research and development	164	135
Selling	200	113
General and administrative	791	520
	$1,220	$820

Changes in the Company’s outstanding stock options during the three months ended May 31, 2015 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2015	1,007	$5.80

Granted	-	-
Exercised	(52)	3.15
Forfeited or expired	-	-
Outstanding at May 31, 2015	955	$5.94
Exercisable at May 31, 2015	807	$4.56

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2015 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 28, 2015	886	$12.90

Granted	97	16.68
Vested	(4)	10.30
Forfeited	(10)	10.02
Outstanding at May 31, 2015	969	$13.32

During the three months ended May 31, 2015, the Company retained 1,625 shares of the vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of May 31, 2015, there was $10.3 million of total unrecognized stock-based compensation cost related to nonvested stock options, restricted stock, PSUs and RSUs that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.8 years.

NOTE 9 - CONCENTRATION OF RISK

Because the Company sells into markets dominated by a few large service providers, a significant percentage of consolidated revenues and consolidated accounts receivable relate to one customer of the Company’s Satellite segment. This customer accounted for 12% and 19% of consolidated revenues for the three months ended May 31, 2015 and 2014, respectively, and 13% and 12% of consolidated net accounts receivable at May 31, 2015 and February 28, 2015, respectively.

A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 56% and 60% of the Company’s total inventory purchases in the three months ended May 31, 2015 and 2014, respectively. As of May 31, 2015, this supplier accounted for 58% of the Company’s total accounts payable. Another supplier accounted for 16% of the Company’s total inventory purchases in the three months ended May 31, 2015, and 15% of the Company’s total accounts payable as of May 31, 2015.

Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers.

NOTE 10 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the three months ended May 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	May 31,
	2015	2014
Balance at beginning of period	$1,819	$1,516
Charged to costs and expenses	339	252
Deductions	(304)	(247)
Balance at end of period	$1,854	$1,521

NOTE 11 – OTHER FINANCIAL INFORMATION

“Net cash provided by operating activities” in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2015	2014
Interest expense paid	$38	$3
Income tax paid	$49	$180

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended
	May 31,
	2015	2014
Acquisition of Crashboxx on April 17, 2015:
Accrued liability for earn-out consideration	$455	$-

NOTE 12 - SEGMENT INFORMATION

Segment information for the three months ended May 31, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended May 31, 2015				Three Months Ended May 31, 2014
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$57,826	$7,603		$65,429	$47,847	$11,134		$58,981
Gross profit	$21,588	$1,938		$23,526	$17,315	$2,904		$20,219
Gross margin	37.3%	25.5%		36.0%	36.2%	26.1%		34.3%
Operating income	$7,298	$812	$(1,066)	$7,044	$3,668	$1,856	$(920)	$4,604

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In December 2013, a patent infringement lawsuit was filed against the Company by a non-practicing entity (“NPE”). The lawsuit contends that certain of the Company’s vehicle tracking products infringe on the patents held by the NPE plaintiff and seeks injunctive and monetary relief. The Company believes that it has various offensive claims against the plaintiff, and intends to vigorously defend against this action. While the outcome of this matter is currently not determinable, management does not expect that the ultimate cost to resolve this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s assessment of materiality may change in the future based upon the availability of discovery and further developments. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

In addition to the foregoing matter, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the Securities and Exchange Commission on April 21, 2015, and include the following areas:

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

Operating Results by Reporting Segment

The Company’s revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended May 31,
	2015		2014
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$57,826	88.4%	$47,847	81.1%
Satellite	7,603	11.6%	11,134	18.9%
Total	$65,429	100.0%	$58,981	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2015		2014
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$21,588	91.8%	$17,315	85.6%
Satellite	1,938	8.2%	2,904	14.4%
Total	$23,526	100.0%	$20,219	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended May 31,
	2015		2014
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$7,298	11.2%	$3,668	6.2%
Satellite	812	1.2%	1,856	3.2%
Corporate expenses	(1,066)	(1.6%)	(920)	(1.6%)
Total	$7,044	10.8%	$4,604	7.8%

Revenue

Wireless DataCom revenue increased by $10.0 million, or 21%, to $57.8 million in the first quarter of fiscal 2016 compared to the fiscal 2015 first quarter due primarily to increased sales in our Mobile Resource Management products business as well as broad based growth in our Wireless Networks business.

Satellite revenue decreased by $3.5 million, or 32%, to $7.6 million in the three months ended May 31, 2015 compared to the same period last year. The decline is due to normal fluctuations in product demand on the part of the Satellite segment’s principal customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $4.3 million to $21.6 million in the fiscal 2016 first quarter compared to $17.3 million in the first quarter of last year primarily as a result of higher revenue. Wireless DataCom’s gross margin increased to 37.3% in the first quarter of fiscal 2016 from 36.2% in the first quarter of fiscal 2015 primarily because MRM products, which generally have lower gross profit margins than other Wireless DataCom products and services, comprised a lower proportion of overall Wireless DataCom revenues in the latest quarter.

Satellite gross profit decreased by $1.0 million in the fiscal 2016 first quarter compared to the first quarter of last year, and gross margin decreased to 25.5% in the first quarter of fiscal 2016 from 26.1% in the first quarter of fiscal 2015. These decreases are attributable to a shift in product mix, with greater demand in the fiscal 2015 first quarter for a higher margin legacy product.

See also Note 12 to the accompanying unaudited consolidated financial statements for additional operating data by reporting segment.

Operating Expenses

Consolidated research and development expense decreased to $4.6 million in the fiscal 2016 first quarter compared to $5.1 million in the first quarter of last year due primarily to lower payroll expense as a result of headcount reductions from ongoing operational integration.

Consolidated selling expense increased by $0.3 million to $5.5 million in the first quarter of this year compared to $5.2 million in the first quarter of last year due primarily to higher payroll expense as a result of additional sales and marketing personnel.

Consolidated general and administrative expenses increased by $1.2 million to $4.8 million in the first quarter of this year compared to $3.6 million in the first quarter of last year due primarily to higher payroll, legal and stock compensation expenses.

Amortization of intangibles decreased slightly from $1.68 million in the first quarter of last year to $1.64 million in the first quarter of this year, as the net result of some intangible assets becoming fully amortized and amortization of new intangibles associated with the acquisition of Crashboxx in the latest quarter.

Non-operating Expense, Net

Non-operating expense increased to $631,000 in the first quarter of this year compared to $87,000 in the first quarter of last year due primarily to interest expense of $612,000 on the 1.625% convertible senior notes issued in May 2015.

Income Tax Provision

The effective income tax rate was 36.7% and 40.4% in the three months ended May 31, 2015 and 2014, respectively. The decrease in effective tax rate is due primarily to lower state income taxes in the latest quarter.

LIQUIDITY AND CAPITAL RESOURCES

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior notes (the “Notes”) due May 15, 2020. The Notes were sold in a private placement under a purchase agreement between the Company and J.P. Morgan Securities LLC and Jefferies LLC as representatives of several purchasers.

The Company used $31.3 million of the net proceeds from the offering of the Notes to pay the cost of a privately-negotiated convertible note hedge (the “Note Hedges”). In addition, proceeds of $16.0 million were received by the Company from the sale of warrants pursuant to warrant transactions. See Note 5 to the unaudited consolidated financial statements for further description of the Note Hedges and warrants.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at May 31, 2015 or February 28, 2015.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly beginning March 2013 on a rolling 12-month basis. At May 31, 2015, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the revolving line of credit with Square 1 Bank. During the first quarter of fiscal 2016, cash and cash equivalents increased by $82.2 million. The increase was primarily due to the proceeds from our issuance of the Notes net of issuance costs of $167.2 million, proceeds from the issuance of warrants of $16.0 million, and cash provided by operations of $16.3 million, partially offset by net purchases of marketable securities of $82.7 million, the $31.3 million cost of the Note Hedges, capital expenditures of $1.3 million and cash used for the acquisition of Crashboxx of $1.5 million.

See Note 5 to the accompanying unaudited consolidated financial statements for a summary of the Company’s contractual cash obligations as of May 31, 2015.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company’s wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2015 as filed with the Securities and Exchange Commission on April 21, 2015. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company’s Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at May 31, 2015. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $(11,000) and $20,000 in the three month periods ended May 31, 2015 and 2014, respectively.

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The primary objective of the Company’s investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of short-term and long-term investments in a variety of available-for-sale fixed debt securities, including both government and corporate obligations and money market funds. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates. Due in part to these factors, the Company may suffer losses in principal if it needs the funds prior to maturity and chooses to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers.

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company’s results of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at May 31, 2015.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 – Commitments and Contingencies of the Notes to Unaudited Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the Securities and Exchange Commission on April 21, 2015, for a discussion of factors that could materially affect the Company’s business, financial condition or future results.

ITEM 6. EXHIBITS

Exhibit 4.1	Indenture, dated May 6, 2015, between CalAmp Corp and The Bank of New York Mellon Trust Company, N.A.

Exhibit 4.2	Form of 1.625% Convertible Senior Notes due May 15, 2020

Exhibit 10.1	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Jefferies International Limited

Exhibit 10.2	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch

Exhibit 10.3	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Barclays Bank PLC

Exhibit 10.4	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Nomura Global Financial Products Inc.

Exhibit 10.5	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Jefferies International Limited

Exhibit 10.6	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch

Exhibit 10.7	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Barclays Bank PLC

Exhibit 10.8	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Nomura Global Financial Products Inc.

Exhibit 10.9	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Jefferies International Limited

Exhibit 10.10	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch

Exhibit 10.11	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Barclays Bank PLC

Exhibit 10.12	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Nomura Global Financial Products Inc.

Exhibit 10.13	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Jefferies International Limited

Exhibit 10.14	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch

Exhibit 10.15	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Barclays Bank PLC

Exhibit 10.16	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Nomura Global Financial Products Inc.

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 30, 2015	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)