Form 10-Q
period 2015-08-31
CalAmp Corp.
filed 2015-10-01
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015 or

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

The number of shares outstanding of the registrant’s common stock as of September 25, 2015 was 36,553,606.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share par value)

	August 31,	February 28,
Assets	2015	2015
Current assets:
Cash and cash equivalents	$100,098	$34,184
Short-term marketable securities	104,984	10,177
Accounts receivable, less allowance for doubtful accounts of
$670 and $673 at August 31, 2015 and February 28, 2015, respectively	45,802	47,917
Inventories	22,572	18,666
Deferred income tax assets	11,489	11,367
Prepaid expenses and other current assets	4,011	5,110
Total current assets	288,956	127,421
Long-term marketable securities	12,569	-
Property, equipment and improvements, net of
accumulated depreciation and amortization	11,349	10,525
Deferred income tax assets, less current portion	18,740	23,455
Goodwill	16,508	15,483
Other intangible assets, net	20,297	22,596
Other assets	3,969	3,137
	$372,388	$202,617
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$97	$688
Accounts payable	33,499	24,012
Accrued payroll and employee benefits	4,884	5,522
Deferred revenue	9,099	10,748
Other current liabilities	6,139	6,035
Total current liabilities	53,718	47,005
Long-term debt	136,557	-
Other non-current liabilities	5,781	4,227
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,554 and 36,225 shares issued and outstanding
at August 31, 2015 and February 28, 2015, respectively	366	362
Additional paid-in capital	225,266	207,881
Accumulated deficit	(49,235)	(56,793)
Accumulated other comprehensive loss	(65)	(65)
Total stockholders' equity	176,332	151,385
	$372,388	$202,617

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Revenues:
Products	$58,498	$49,015	$113,295	$98,458
Application subscriptions and other services	11,310	10,195	21,942	19,733
Total revenues	69,808	59,210	135,237	118,191

Cost of revenues:
Products	39,223	33,864	76,560	68,589
Application subscriptions and other services	5,282	4,850	9,848	8,887
Total cost of revenues	44,505	38,714	86,408	77,476
Gross profit	25,303	20,496	48,829	40,715

Operating expenses:
Research and development	4,995	5,016	9,560	10,134
Selling	5,847	4,921	11,345	10,098
General and administrative	4,908	3,892	9,683	7,529
Intangible asset amortization	1,655	1,634	3,299	3,317
Total operating expenses	17,405	15,463	33,887	31,078

Operating income	7,898	5,033	14,942	9,637

Non-operating income (expense):
Interest expense	(2,280)	(54)	(2,928)	(187)
Investment income (loss)	(43)	59	(15)	91
Other income (expense)	(18)	(9)	(29)	5
	(2,341)	(4)	(2,972)	(91)

Income before income taxes	5,557	5,029	11,970	9,546
Income tax provision	(2,058)	(1,751)	(4,412)	(3,575)

Net income	$3,499	$3,278	$7,558	$5,971

Earnings per share:
Basic	$0.10	$0.09	$0.21	$0.17
Diluted	$0.10	$0.09	$0.21	$0.16

Shares used in computing earnings per share:
Basic	36,135	35,732	36,049	35,652
Diluted	36,716	36,472	36,691	36,498

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehen-	Stockholders'
	Shares	Amount	Capital	Deficit	sive Loss	Equity
Balances at February 28, 2015	36,225	$362	$207,881	$(56,793)	$(65)	$151,385
Net income				7,558		7,558
Stock-based compensation expense			2,609			2,609
Equity component of convertible senior
notes, net of tax			20,104			20,104
Purchase of note hedges, net of tax			(19,324)			(19,324)
Sale of warrants			15,991			15,991
Issuance of shares for restricted
stock awards	116	1	(1)			-
Shares issued on net share settlement
of equity awards	86	1	(2,479)			(2,478)
Exercise of stock options	127	2	485			487
Balances at August 31, 2015	36,554	$366	$225,266	$(49,235)	$(65)	$176,332

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,558	$5,971
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,974	4,640
Stock-based compensation expense	2,609	1,756
Amortization of debt issue costs and discount	2,019	280
Deferred tax assets, net	4,106	3,384
Other	7	42
Changes in operating assets and liabilities:
Accounts receivable	2,115	(1,418)
Inventories	(3,906)	(5,219)
Prepaid expenses and other assets	257	(1,000)
Accounts payable	9,487	8,217
Accrued liabilities	1,185	(742)
Deferred revenue	(1,649)	154
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,762	16,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	6,634	1,942
Purchases of marketable securities	(114,010)	(6,514)
Capital expenditures	(2,576)	(3,367)
Acquisition of Crashboxx	(1,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(111,452)	(7,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	172,500	-
Payment of debt issuance costs	(5,291)	-
Purchase of convertible note hedges	(31,343)	-
Proceeds from issuance of warrants	15,991	-
Payment of acquisition-related note and contingent consideration	(1,262)	(1,591)
Taxes paid related to net share settlement of vested equity awards	(2,478)	(3,013)
Proceeds from exercise of stock options	487	541
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	148,604	(4,063)

Net change in cash and cash equivalents	65,914	4,063
Cash and cash equivalents at beginning of period	34,184	19,233
Cash and cash equivalents at end of period	$100,098	$23,296

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at August 31, 2015 and its results of operations for the three and six months ended August 31, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

The Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company. The Company defers the recognition of revenue for the products that are sold with application subscriptions because the application services are essential to the functionality of the products. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual subscription periods of one year to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has elected the fair value option for its investment in marketable securities on a contract-by-contract basis at the time each contract is initially recognized in the financial statements or upon an event that gives rise to a new basis of accounting for the items.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. As permitted by ASU 2015-03, the Company early-adopted this standard with respect to the convertible senior notes issued in May 2015, as discussed further in Note 5.

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2016 presentation, with no effect on net earnings.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s financial instrument assets as of August 31, 2015 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
				of Fair Value
				Cash and	Short-Term	Long-Term
	Adjusted	Unrealized	Fair	Cash	Marketable	Marketable	Other
	Cost	Losses	Value	Equivalents	Securities	Securities	Assets
Cash	$9,753	$-	$9,753	$9,753	$-	$-	$-

Level 1:
Commercial paper	145	-	145	145	-	-	-
Mutual funds (1)	3,414	(131)	3,283	-	-	-	3,283

Level 2:
Commercial paper	103,697	(144)	103,553	-	90,984	12,569	-
Repurchase agreements	100,200	-	100,200	90,200	10,000	-	-
Certificate of deposit	4,000	-	4,000	-	4,000	-	-

Total	$221,209	$(275)	$220,934	$100,098	$104,984	$12,569	$3,283

(1)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing mutual fund investments that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. See Note 9 for additional information regarding the deferred compensation plan.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2015	2015
Raw materials	$17,730	$14,519
Work in process	521	361
Finished goods	4,321	3,786
	$22,572	$18,666

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill shown in the accompanying balance sheets is associated with the Company’s Wireless DataCom segment. Changes in goodwill are as follows (in thousands):

	Six Months Ended
	August 31,
	2015	2014
Balance at beginning of period	$15,483	$15,422
Crashboxx acquisition	1,025	-
Purchase price allocation adjustments	-	57
Balance at end of period	$16,508	$15,479

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

Other intangible assets are comprised as follows (in thousands):

		August 31, 2015			February 28, 2015
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Supply contract	5 years	$2,220	$1,463	$757	$2,220	$1,247	$973
Developed/core technology	2-7 years	17,081	8,265	8,816	16,151	7,126	9,025
Tradename	7 years	2,140	1,369	771	2,130	1,217	913
Customer lists	5-7 years	19,438	9,722	9,716	19,438	7,949	11,489
Covenants not to compete	5 years	262	204	58	262	187	75
Patents	5 years	236	57	179	176	55	121
		$41,377	$21,080	$20,297	$40,377	$17,781	$22,596

All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2016 (remainder)	$3,333
2017	6,681
2018	6,228
2019	2,882
2020	874
Thereafter	299
$20,297

NOTE 5 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at August 31, 2015 or February 28, 2015.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At August 31, 2015, the Company was in compliance with its debt covenants under the credit facility.

Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	August 31,	February 28,
	2015	2015
Convertible senior notes payable, net of
discount and debt issuance costs	$136,557	$-
Note payable to Navman	97	688
	136,654	688
Less portion due within one year	(97)	(688)
Long-term debt	$136,557	$-

On May 6, 2015, CalAmp issued $150 million aggregate principal amount of 1.625% convertible senior notes (the “Notes”) through a private placement. The Company sold the Notes under a purchase agreement, dated April 30, 2015, to J.P. Morgan Securities LLC and Jefferies LLC as representatives of the several initial purchasers (the “Initial Purchasers”). The Initial Purchasers subsequently exercised their option in full to purchase additional Notes, resulting in the issuance of an additional $22.5 million aggregate principal amount of Notes on May 27, 2015. The Notes were issued under an indenture dated May 6, 2015 (the “Indenture”) between CalAmp and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

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

Under the Indenture, the Notes bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year beginning on November 15, 2015. The Notes will mature on May 15, 2020 unless earlier converted or repurchased. The Company may not redeem the Notes prior to their stated maturity date. The Notes rank senior in right of payment to any existing or future indebtedness which is subordinated by its terms, will rank equally in right of payment to any indebtedness that is not so subordinated, will be structurally subordinated to all indebtedness and liabilities of the Company’s subsidiaries and will be effectively junior to the secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness. The Indenture contains customary terms and conditions, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on all the Notes to be due and payable. Such events of default include the default by the Company on indebtedness for borrowed money in excess of $10 million and the entry of a judgment for the payment of $10 million or more against the Company which is not paid, discharged or stayed within 60 days.

The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The conversion spread would be included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of August 31, 2015, none of the conditions allowing holders of the Notes to convert have been met.

If the Company undergoes a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a repurchase price of 100% of the principal amount of the Notes, plus any accrued and unpaid interest, if any, to but not including the fundamental change repurchase date.

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

Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the Notes and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market yield of 6.2%, and represents a Level 3 fair value measurement. As a result, a conversion premium of $20.7 million, net of deferred tax effects, was recorded in additional paid-in capital within stockholders’ equity. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes of May 15, 2020.

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

Balances attributable to the Notes consist of the following at August 31, 2015 (in thousands):

Liability component:
Principal	$172,500
Less: Unamortized debt discount	(31,878)
Unamortized debt issuance costs	(4,065)
Net carrying amount of the Notes	$136,557

The Notes are carried at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of August 31, 2015 was $156 million which was estimated on the basis of inputs that are observable in the market and are considered Level 2 in the fair value hierarchy.

See Note 12 for information related to interest expense on the Notes.

Note Hedge and Warrant Arrangements

In connection with the sale of the Notes, the Company entered into privately negotiated note hedge transactions relating to approximately 6.3 million shares of common stock with counterparties that include affiliates of some of the Initial Purchasers and other financial institutions (the “Hedge Counterparties”). The note hedges represent call options from the Hedge Counterparties with respect to $172.5 million aggregate principal amount of the Notes. The Company paid $31.3 million for the note hedges and as a result, $19.3 million, net of deferred tax effects, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

The note hedges cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the 6.25 million shares of the Company’s common stock that initially underlie the Notes. The note hedges are intended generally to reduce the potential dilution to the Company’s outstanding common stock and/or reduce the amount of any cash payments the Company is required to make in excess of the principal amount of any converted Notes upon any conversion of Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the note hedges, which is initially equal to $27.594, the same as the initial conversion price for the Notes.

Separately, the Company also entered into privately negotiated warrant transactions with the Hedge Counterparties, giving them the right to acquire the same number of shares of common stock that underlie the Notes at a strike price of $39.42 per share, also subject to adjustment, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $19.71 on April 30, 2015. The warrants become exercisable, and expire if not exercised, at the rate of 1/80th on each trading day beginning August 15, 2020 and continuing through the 79th trading day thereafter (on or around December 13, 2020). The Company received a total amount of $16.0 million from the issuance of the warrants.

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

The Company elected to integrate the call options with the Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $31.3 million of the note hedges will be deductible for income tax purposes as original issue discount interest over the term of the Notes. The Company recorded a deferred tax asset of $12.0 million which represents the tax benefit of these tax deductions with an offsetting entry to additional paid-in capital.

Navman Wireless Note

The Navman Wireless (Navman) note is payable in the form of a 15% rebate on certain products sold by CalAmp to Navman under a five-year $25 million supply agreement that was entered into in May 2012 in conjunction with CalAmp’s purchase of a product line from Navman. During the six months ended August 31, 2015, the Company made principal payments of $648,000 and amortized $57,000 of the discount on the Navman note.

Contractual Cash Obligations

Following is a summary of the Company’s contractual cash obligations at August 31, 2015 and excludes amounts already recorded on the consolidated balance sheets except for long-term debt (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2016
	(remainder)	2017	2018	2019	2020	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$-	$-	$172,500	$172,500
Convertible senior notes stated interest	1,472	2,803	2,803	2,803	2,803	1,402	14,086
Note payable to Navman	105	-	-	-	-	-	105
Operating leases	1,099	1,898	1,673	1,494	849	162	7,175
Purchase obligations	47,468	-	-	-	-	-	47,468
Total contractual obligations	$50,144	$4,701	$4,476	$4,297	$3,652	$174,064	$241,334

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

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, United Kingdom and New Zealand. Income tax returns filed for fiscal years 2010 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2011 through 2015 remain open to examination by U.S. federal and state tax authorities. Income tax returns in Canada for fiscal years 2011 through 2015 remain open to examination by tax authorities in that country. Income tax returns in New Zealand for fiscal years 2013 through 2015 remain open to examination by tax authorities in that country. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

The effective income tax rate was 36.9% and 37.5% in the six months ended August 31, 2015 and 2014, respectively.

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Basic weighted average number of common
shares outstanding	36,135	35,732	36,049	35,652
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	581	740	642	846
Diluted weighted average number of common
shares outstanding	36,716	36,472	36,691	36,498

Shares underlying stock options of 238,000 and 157,000 at August 31, 2015 and 2014, respectively, were excluded from the calculations of diluted earnings per share for the three and six month periods then ended because based on the exercise prices of these stock options their inclusion would have been anti-dilutive under the treasury stock method.

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Cost of revenues	$54	$58	$119	$110
Research and development	198	148	362	283
Selling	295	126	495	239
General and administrative	842	604	1,633	1,124
	$1,389	$936	$2,609	$1,756

Changes in the Company’s outstanding stock options during the six months ended August 31, 2015 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2015	1,007	$5.80
Granted	82	17.54
Exercised	(127)	3.83
Forfeited or expired	(1)	1.80
Outstanding at August 31, 2015	961	$7.06
Exercisable at August 31, 2015	789	$5.07

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs) and restricted stock units (“RSUs”) during the six months ended August 31, 2015 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 28, 2015	886	$12.90
Granted	483	17.68
Vested	(383)	9.44
Forfeited	(26)	13.80
Outstanding at August 31, 2015	960	$16.66

During the six months ended August 31, 2015, the Company retained 139,385 shares of the vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of August 31, 2015, there was $16.4 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 3.0 years.

NOTE 9 – DEFERRED COMPENSATION PLAN

The Company established a non-qualified deferred compensation plan in August 2013 in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or a date specified by the participant in accordance with the plan. The Company is informally funding the deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in mutual funds in generally the same proportion as the investment elections made by the participants for their compensation deferrals. The fair value of Rabbi Trust assets and deferred compensation plan liabilities as of August 31, 2015 were $3,283,000 and $3,300,000, respectively, and are included in other assets and other non-current liabilities, respectively, in the accompanying unaudited consolidated balance sheet at that date.

NOTE 10 - CONCENTRATION OF RISK

One customer of the Company’s Satellite segment accounted for 11% and 15% of consolidated revenues for the three months ended August 31, 2015 and 2014, respectively, and accounted for 11% and 17% of consolidated revenues for the respective six-month periods then ended. This customer also accounted for 12% of consolidated accounts receivable at both August 31, 2015 and February 28, 2015.

Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 56% and 60% of the Company’s total inventory purchases in the six months ended August 31, 2015 and 2014, respectively. As of August 31, 2015, this supplier accounted for 56% of the Company’s total accounts payable. Another supplier accounted for 16% of the Company’s total inventory purchases in the six months ended August 31, 2015, and 18% of the Company’s total accounts payable as of August 31, 2015.

NOTE 11 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the six months ended August 31, 2015 and 2014 is as follows (in thousands):

	Six Months Ended
	August 31,
	2015	2014
Balance at beginning of period	$1,819	$1,516
Charged to costs and expenses	511	792
Deductions	(531)	(496)
Balance at end of period	$1,799	$1,812

NOTE 12 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2015	2015
Deferred revenue	$1,450	$1,652
Acquisition-related contingent consideration	476	-
Deferred compensation plan liability	3,300	2,246
Deferred rent	555	329
	$5,781	$4,227

The acquisition-related contingent consideration at August 31, 2015 is comprised of the estimated earn-out of $476,000 payable to the sellers in conjunction with the April 2015 acquisition of Crashboxx.

Supplemental Income Statement Information

Interest expense in the unaudited consolidated income statements consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Interest expense on convertible notes:
Stated interest at 1.625%	$701	$-	$882	$-
Amortization of convertible notes discount	1,353	-	1,736	-
Amortization of debt issue costs	173	-	221	-
	2,227	-	2,839	-
Other interest expense	53	54	89	187
Total interest expense	$2,280	$54	$2,928	$187

Investment income (loss) in the unaudited consolidated income statements consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Investment income (loss) on Rabbi Trust	$(197)	$48	$(165)	$69
Other investment income	154	11	150	22
Total investment income (loss)	$(43)	$59	$(15)	$91

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the unaudited consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2015	2014
Interest expense paid	$38	$4
Income tax paid	$337	$240

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended
	August 31,
	2015	2014
Acquisition of Crashboxx on April 17, 2015:
Accrued liability for earn-out consideration	$455	$-

NOTE 13 - SEGMENT INFORMATION

Segment information for the three and six months ended August 31, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended August 31, 2015				Three Months Ended August 31, 2014
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$61,819	$7,989		$69,808	$50,204	$9,006		$59,210
Gross profit	$23,098	$2,205		$25,303	$18,047	$2,449		$20,496
Gross margin	37.4%	27.6%		36.2%	35.9%	27.2%		34.6%
Operating income	$7,917	$1,169	$(1,188)	$7,898	$4,657	$1,300	$(924)	$5,033

	Six Months Ended August 31, 2015				Six Months Ended August 31, 2014
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$119,645	$15,592		$135,237	$98,051	$20,140		$118,191
Gross profit	$44,686	$4,143		$48,829	$35,362	$5,353		$40,715
Gross margin	37.3%	26.6%		36.1%	36.1%	26.6%		34.4%
Operating income	$15,215	$1,981	$(2,254)	$14,942	$8,325	$3,156	$(1,844)	$9,637

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In December 2013, a patent infringement lawsuit was filed against the Company by a non-practicing entity (“NPE”). The lawsuit contends that certain of the Company’s vehicle tracking products infringe on the patents held by the NPE plaintiff and seeks injunctive and monetary relief. The Company believes that in addition to its defensive claims of noninfringement and invalidity, it has various offensive claims against the plaintiff, and intends to vigorously defend against this action. While the outcome of this matter is currently not determinable, management does not expect that the ultimate cost to resolve this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s assessment of materiality may change in the future based upon the availability of discovery and further developments. No loss accrual has been made in the accompanying unaudited consolidated financial statements for this matter.

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

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our MRM and M2M solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value mobile and remote assets. Our extensive portfolio of communications devices, scalable cloud service platforms, and targeted software applications streamline otherwise complex MRM and M2M deployments for our customers. We are focused on delivering products, software services and solutions globally for our energy, government, transportation and automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM products and M2M solutions in heavy equipment and various aftermarket applications including insurance telematics as well as other emerging applications and markets.

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

Operating Results by Reporting Segment

The Company’s revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$61,819	88.6%	$50,204	84.8%	$119,645	88.5%	$98,051	83.0%
Satellite	7,989	11.4%	9,006	15.2%	15,592	11.5%	20,140	17.0%
Total	$69,808	100.0%	$59,210	100.0%	$135,237	100.0%	$118,191	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$23,098	91.3%	$18,047	88.1%	$44,686	91.5%	$35,362	86.9%
Satellite	2,205	8.7%	2,449	11.9%	4,143	8.5%	5,353	13.1%
Total	$25,303	100.0%	$20,496	100.0%	$48,829	100.0%	$40,715	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2015		2014		2015		2014
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$7,917	11.3%	$4,657	7.9%	$15,215	11.3%	$8,325	7.0%
Satellite	1,169	1.7%	1,300	2.2%	1,981	1.5%	3,156	2.7%
Corporate expenses	(1,188)	(1.7%)	(924)	(1.6%)	(2,254)	(1.7%)	(1,844)	(1.6%)
Total	$7,898	11.3%	$5,033	8.5%	$14,942	11.1%	$9,637	8.1%

Revenue

Wireless DataCom revenue increased by $11.6 million, or 23%, to $61.8 million in the second quarter of fiscal 2016 compared to the fiscal 2015 second quarter. For the six months ended August 31, 2015, Wireless DataCom revenue increased by $21.6 million, or 22%, to $119.6 million compared to the same period in the prior year. These increases were due primarily to increased sales in our Mobile Resource Management products business as well as solid growth across most market verticals serviced by our Wireless Networks business.

Satellite revenue decreased by $1.0 million, or 11%, to $8.0 million in the three months ended August 31, 2015 compared to the same period last year. For the six months ended August 31, 2015, Satellite revenue decreased by $4.5 million, or 23%, to $15.6 million from $20.1 million for the same period of the prior year. The decline was due to product transitions and fluctuations in product demand on the part of the Satellite segment’s principal customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $5.1 million to $23.1 million in the fiscal 2016 second quarter compared to $18.0 million in the second quarter of last year primarily as a result of higher revenue. Gross margin increased to 37.4% in the second quarter of fiscal 2016 from 35.9% in the second quarter of fiscal 2015 due to revenue mix changes. Wireless DataCom gross profit increased 26.4% to $44.7 million in the six months ended August 31, 2015, compared to $35.4 million for the same period of the prior year primarily due to increased revenue. Wireless DataCom gross margin increased to 37.3% in the first half of fiscal 2016 from 36.1% in the first half of fiscal 2015, also due to revenue mix changes.

Satellite gross profit decreased by $0.2 million in the fiscal 2016 second quarter compared to the second quarter of last year due to lower revenue. Despite the revenue decline, Satellite’s gross margin increased to 27.6% in the second quarter of fiscal 2016 from 27.2% in the second quarter of fiscal 2015 due primarily to changes in product mix.

The Satellite segment had gross profit of $4.1 million for the six months ended August 31, 2015, compared to gross profit of $5.4 million for the same period of last year. The decline in gross profit was attributable to lower revenue as discussed above. Satellite gross margin was 26.6% for the first half of each of fiscal 2016 and fiscal 2015.

See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by reporting segment.

Operating Expenses

Consolidated research and development (“R&D”) expense was almost unchanged at $5.0 million in the second quarter of this year compared to last year. For the six-month year-to-date periods, R&D decreased by $0.5 million from $10.1 million last year to $9.6 million this year due primarily to lower payroll expense as a result of headcount reductions from ongoing operational integration.

Consolidated selling expense increased by $0.9 million to $5.8 million in the second quarter of this year compared to $4.9 million in the second quarter of last year due primarily to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses. For the six month year-to-date periods, selling expenses increased from last year by $1.2 million to $11.4 million this year due primarily to the same factors cited above for the three month periods.

Consolidated general and administrative (“G&A”) expenses increased by $1.0 million to $4.9 million in the second quarter of this year compared to $3.9 million in the second quarter of last year due primarily to higher payroll, legal and stock compensation expenses. For the six month periods, consolidated G&A increased from last year by $2.2 million to $9.7 million this year due primarily to the same factors cited above for the three month periods.

Amortization of intangibles increased slightly from $1.63 million in the second quarter of last year to $1.66 million in the second quarter of this year. For the six month periods, amortization of intangibles declined slightly from $3.32 million last year to $3.30 million this year as the net result of some intangible assets becoming fully amortized and amortization of new intangibles associated with the acquisition of Crashboxx in the fiscal 2016 first quarter.

Non-operating Expense, Net

Interest expense increased to $2.3 million in the second quarter of this year compared to $54,000 in the second quarter of last year, and increased to $2.9 million in the six months ended August 31, 2015 compared to $187,000 in the six months ended August 31, 2014 due to interest expense associated with the convertible senior notes issued in May 2015.

Investment loss was $43,000 in the second quarter of this year compared to investment income of $59,000 last year. Investment loss was $15,000 in the six months ended August 31, 2015 compared to investment income of $91,000 in the comparable period of the prior year. The investment losses in the current three and six month periods were due to the decline in market values of mutual fund investments in a Rabbi Trust that are made to informally fund the Company’s obligations to participants in the non-qualified deferred compensation plan.

See Note 12 to the accompanying unaudited consolidated financial statements for additional information on interest expense and investment income (loss).

Income Tax Provision

The effective income tax rate was 36.9% and 37.5% in the six months ended August 31, 2015 and 2014, respectively. The decrease in effective tax rate is due primarily to lower state income taxes in the current year.

LIQUIDITY AND CAPITAL RESOURCES

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior notes due May 15, 2020. The convertible notes were sold in a private placement under a purchase agreement between the Company and J.P. Morgan Securities LLC and Jefferies LLC as representatives of several purchasers.

The Company used $31.3 million of the net proceeds from the offering of the convertible notes to pay the cost of a privately-negotiated convertible note hedge. In addition, proceeds of $16.0 million were received by the Company from the sale of warrants pursuant to warrant transactions. The Company expects to use the remaining net proceeds from the offering of the convertible notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital. See Note 5 to the unaudited consolidated financial statements for further description of the note hedges and warrants.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at August 31, 2015 or February 28, 2015.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At August 31, 2015, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the line of credit with Square 1 Bank. During the first half of fiscal 2016, cash and cash equivalents increased by $65.9 million. The increase was primarily due to the proceeds from our issuance of convertible notes of $167.2 million net of issuance costs, proceeds from the issuance of warrants of $16.0 million, and cash provided by operations of $28.8 million, partially offset by net purchases of marketable securities of $114.0 million, the $31.3 million cost of the note hedges, capital expenditures of $2.6 million and cash used for the acquisition of Crashboxx of $1.5 million.

See Note 5 to the accompanying unaudited consolidated financial statements for a summary of the Company’s contractual cash obligations as of August 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $65,000 related to the Company’s Canadian subsidiary is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at August 31, 2015 and February 28, 2015. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $(29,000) and $16,000 in the six months ended August 31, 2015 and 2014, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company’s results of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at August 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange and Commission.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 – Commitments and Contingencies of the Notes to Unaudited Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the Securities and Exchange Commission on April 21, 2015, for a discussion of factors that could materially affect the Company’s business, financial condition, results of operations, or future results.

ITEM 6. EXHIBITS

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

CALAMP CORP.

October 1, 2015	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)