Form 10-Q
period 2015-11-30
CalAmp Corp.
filed 2015-12-22
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of December 17, 2015 was 36,591,279.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; amounts in thousands, except par value)

	November 30,	February 28,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$106,678	$34,184
Short-term marketable securities	116,657	10,177
Accounts receivable, less allowance for doubtful accounts of $626
and $673 at November 30, 2015 and February 28, 2015, respectively	44,950	47,917
Inventories	18,103	18,666
Prepaid expenses and other current assets	3,818	5,110
Total current assets	290,206	116,054

Property, equipment and improvements, net of
accumulated depreciation and amortization	11,285	10,525
Deferred income tax assets	27,740	34,822
Goodwill	16,508	15,483
Other intangible assets, net	18,660	22,596
Other assets	5,987	3,137
	$370,386	$202,617
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,919	$24,012
Accrued payroll and employee benefits	6,036	5,522
Deferred revenue	8,396	10,748
Other current liabilities	5,241	6,723
Total current liabilities	44,592	47,005

1.625% Convertible senior unsecured notes	138,101	-
Other non-current liabilities	5,866	4,227

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,575 and 36,225 shares issued and outstanding at
November 30, 2015 and February 28, 2015, respectively	366	362
Additional paid-in capital	226,931	207,881
Accumulated deficit	(45,359)	(56,793)
Accumulated other comprehensive loss	(111)	(65)
Total stockholders' equity	181,827	151,385
	$370,386	$202,617

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Revenues:
Products	$63,980	$52,837	$177,275	$151,295
Application subscriptions and other services	10,695	10,388	32,637	30,121
Total revenues	74,675	63,225	209,912	181,416

Cost of revenues:
Products	43,132	36,165	119,692	104,754
Application subscriptions and other services	4,969	4,956	14,817	13,843
Total cost of revenues	48,101	41,121	134,509	118,597

Gross profit	26,574	22,104	75,403	62,819

Operating expenses:
Research and development	5,121	4,852	14,681	14,986
Selling	5,975	5,162	17,320	15,260
General and administrative	5,202	4,000	14,885	11,529
Intangible assets amortization	1,663	1,635	4,962	4,952
Total operating expenses	17,961	15,649	51,848	46,727

Operating income	8,613	6,455	23,555	16,092

Non-operating income (expense):
Investment income	438	37	423	128
Interest expense	(2,252)	(49)	(5,180)	(236)
Other income (expense)	6	(22)	(23)	(17)
	(1,808)	(34)	(4,780)	(125)
Income before income taxes and equity in net loss of affiliate	6,805	6,421	18,775	15,967

Income tax provision	(2,603)	(2,400)	(7,015)	(5,975)

Income before equity in net loss of affiliate	4,202	4,021	11,760	9,992

Equity in net loss of affiliate	(326)	-	(326)	-

Net income	$3,876	$4,021	$11,434	$9,992

Earnings per share:
Basic	$0.11	$0.11	$0.32	$0.28
Diluted	$0.11	$0.11	$0.31	$0.27

Shares used in computing earnings per share:
Basic	36,319	35,901	36,138	35,735
Diluted	36,803	36,526	36,728	36,508

Comprehensive income:
Net income	$3,876	$4,021	$11,434	$9,992
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(46)	-	(46)	-
Total comprehensive income	$3,830	$4,021	$11,388	$9,992

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited; amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2015	36,225	$362	$207,881	$(56,793)	$(65)	$151,385
Net income				11,434		11,434
Stock-based compensation expense			4,211			4,211
Equity component of convertible senior
notes, net of tax			20,104			20,104
Purchase of note hedges, net of tax			(19,324)			(19,324)
Sale of warrants			15,991			15,991
Issuance of shares for restricted
stock awards	115	1	(1)			-
Shares issued on net share settlement
of equity awards	90	1	(2,521)			(2,520)
Exercise of stock options	145	2	590			592
Foreign currency translation adjustment					(46)	(46)
Balances at November 30, 2015	36,575	$366	$226,931	$(45,359)	$(111)	$181,827

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Nine Months Ended
	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,434	$9,992
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	2,608	2,043
Intangible assets amortization expense	4,962	4,952
Stock-based compensation expense	4,211	2,924
Amortization of debt issue costs and note discount	3,396	380
Deferred tax assets, net	6,595	5,770
Equity in net loss of affiliate	326	-
Other	19	14
Changes in operating assets and liabilities:
Accounts receivable	2,967	(8,508)
Inventories	563	(4,619)
Prepaid expenses and other assets	210	(1,954)
Accounts payable	907	9,191
Accrued liabilities	2,025	1,073
Deferred revenue	(2,352)	199
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,871	21,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	35,552	8,226
Purchases of marketable securities	(142,032)	(15,215)
Capital expenditures	(3,388)	(4,890)
Acquisition of Crashboxx	(1,500)	-
Equity investment in affiliate	(2,156)	-
Other	(95)	(44)
NET CASH USED IN INVESTING ACTIVITIES	(113,619)	(11,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	-
Payment of debt issuance costs	(5,291)	-
Purchase of convertible note hedges	(31,343)	-
Proceeds from issuance of warrants	15,991	-
Payment of acquisition-related note and contingent consideration	(1,687)	(2,299)
Taxes paid related to net share settlement of vested equity awards	(2,520)	(3,045)
Proceeds from exercise of stock options	592	541
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	148,242	(4,803)

Net change in cash and cash equivalents	72,494	4,731
Cash and cash equivalents at beginning of period	34,184	19,233
Cash and cash equivalents at end of period	$106,678	$23,964

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at November 30, 2015 and its results of operations for the three and nine months ended November 30, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. Generally, for product sales that are not bundled with an application service these criteria are met at the time product is shipped, except for shipments made on the basis of “FOB Destination” terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. The Company records estimated commitments related to customer incentive programs as reductions of revenues.

In addition to product sales, the Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company. The Company defers the recognition of revenue for the products that are sold with application subscriptions because the application services are essential to the functionality of the products. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over minimum contractual subscription periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. As permitted by ASU 2015-03, the Company early-adopted this standard with respect to the convertible senior unsecured notes issued in May 2015, as discussed further in Note 6.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it retrospectively to all periods presented.

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2016 presentation, with no effect on net earnings.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s financial instrument assets as of November 30, 2015 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

				Balance Sheet Classification
					of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$7,005	$-	$7,005	$7,005	$-	$-
Level 1:
Commercial paper	73	-	73	73	-	-
Domestic equities	373	52	425	-	425	-
Mutual funds (1)	3,564	(38)	3,526	-	-	3,526
Level 2:
Commercial paper	15,970	-	15,970	-	15,970	-
Repurchase agreements	99,600	-	99,600	99,600	-	-
Certificate of deposit	100,348	(86)	100,262	-	100,262	-
Total	$226,933	$(72)	$226,861	$106,678	$116,657	$3,526

(1)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. See Note 5 for additional information regarding the deferred compensation plan.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2015	2015
Raw materials	$14,196	$14,519
Work in process	615	361
Finished goods	3,292	3,786
	$18,103	$18,666

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

On April 17, 2015, the Company acquired certain intangible assets from a company doing business as Crashboxx to advance its insurance telematics strategy for a cash payment of $1.5 million and future earn-out payments. The aggregate estimated fair value of the earn-out payments is $455,000 based on projected revenues over a period of 5 years of products and services incorporating the acquired technology. The Company acquired developed technology from Crashboxx with a fair value of $930,000, and paid a premium (i.e. goodwill) over the fair value of the identified assets acquired. The goodwill of $1,025,000 is primarily attributable to the benefit of the acquired proprietary automobile accident claims process automation technology. The goodwill arising from this acquisition is deductible for income tax purposes.

Other intangible assets are comprised as follows (in thousands):

		Gross				Accumulated Amortization				Net
	Amortization	February 28,			November 30,	February 28,			November 30,	November 30,	February 28,
	Period	2015	Additions	Retirements	2015	2015	Expense	Retirements	2015	2015	2015
Supply contract	5 years	$2,220	$-	$-	$2,220	$1,247	$324	$-	$1,571	$649	$973
Developed technology	2-7 years	16,151	930	(3,001)	14,080	7,126	1,720	(3,001)	5,845	8,235	9,025
Tradename	7 years	2,130	13	-	2,143	1,217	229	-	1,446	697	913
Customer lists	5-7 years	19,438	-	(1,138)	18,300	7,949	2,660	(1,138)	9,471	8,829	11,489
Covenants not to compete	5 years	262	-	(92)	170	187	25	(92)	120	50	75
Patents	5 years	176	83	-	259	55	4	-	59	200	121
		$40,377	$1,026	$(4,231)	$37,172	$17,781	$4,962	$(4,231)	$18,512	$18,660	$22,596

All intangible asset amortization expense was attributable to the Wireless DataCom business. Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2016 (remainder)	$1,672
2017	6,686
2018	6,233
2019	2,887
2020	880
Thereafter	302
$18,660

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2015	2015
Deferred compensation plan assets	$3,526	$2,222
Investment in affiliate	1,784	-
Other	677	915
	$5,987	$3,137

The Company established a non-qualified deferred compensation plan in August 2013 in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or a date specified by the participant in accordance with the plan. The Company is informally funding the deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants for their compensation deferrals. The fair values of Rabbi Trust assets and deferred compensation plan liabilities as of November 30, 2015 were $3,526,000 and $3,543,000, respectively, and are included in other assets and other non-current liabilities, respectively, in the accompanying unaudited consolidated balance sheet at that date.

In September 2015, the Company invested £1,400,000 or approximately $2,156,000 for a minority ownership interest in Smart Driver Club Limited, a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method. The Company’s equity in the net loss of this affiliate amounted to $326,000 in the quarter ended November 30, 2015. The foreign currency translation adjustment for this equity investment was a $46,000 loss for the quarter ended November 30, 2015, which is included in the Consolidated Income Statement as a component of Other Comprehensive Income.

NOTE 6 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at November 30, 2015 or February 28, 2015.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At November 30, 2015, the Company was in compliance with its debt covenants under the credit facility.

1.625% Convertible Senior Unsecured Notes

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes (the “Notes”) through a private placement. The Company sold the Notes under a purchase agreement dated April 30, 2015 to J.P. Morgan Securities LLC and Jefferies LLC as representatives of the several initial purchasers. The Notes were issued under an indenture dated May 6, 2015 (the “Indenture”) between CalAmp and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The net proceeds from the sale of the Notes were approximately $167.2 million, net of issuance costs of $5.3 million. The Company used $15.4 million of the net proceeds from this offering to pay the cost of purchased convertible note hedges that was partially offset by the proceeds from the sale of warrants, as described below under “Note Hedge and Warrant Arrangements.” The Company expects to use the remaining net proceeds from the issuance of the Notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital.

Under the Indenture, the Notes bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year beginning on November 15, 2015. The Notes will mature on May 15, 2020 unless earlier converted or repurchased. The Company may not redeem the Notes prior to their stated maturity date. The Notes rank senior in right of payment to any existing or future indebtedness which is subordinated by its terms, will rank equally in right of payment to any indebtedness that is not so subordinated, will be structurally subordinated to all indebtedness and liabilities of the Company’s subsidiaries and will be effectively junior to the secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness. The Indenture contains customary terms and conditions, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes, by notice to the Company and the Trustee, may declare 100% of the principal amount of, and accrued and unpaid interest, if any, on all the Notes then outstanding to be due and payable immediately. Such events of default include, without limitation, the default by the Company or any of its subsidiaries with respect to indebtedness for borrowed money in excess of $10 million and the entry of judgments for the payment of $10 million or more against the Company or any of its subsidiaries which are not paid, discharged or stayed within 60 days.

The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of November 30, 2015, none of the conditions allowing holders of the Notes to convert have been met.

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

Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the Notes and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The remaining gross proceeds of the Notes of $33.6 million represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section, with an offsetting debt discount recorded of $33.6 million. The associated deferred tax effect of $16.0 million was recorded as a reduction of additional paid-in capital. The amount recorded in additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes of May 15, 2020.

In accounting for the transaction costs related to the Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component of $4.3 million were recorded as a direct deduction from the carrying value of the Notes in accordance with ASU 2015-03 and are being amortized to expense over the term of the Notes using the effective interest method. Issuance costs attributable to the equity component of $1.0 million were recorded as a charge to additional paid-in capital within stockholders’ equity. Additionally, the Company recorded a deferred tax asset of $0.4 million related to the equity component of issuance costs because such costs are deductible for tax purposes.

Balances attributable to the Notes consist of the following at November 30, 2015 (in thousands):

Liability component:
Principal	$172,500
Less: Unamortized debt discount	(30,509)
Unamortized debt issuance costs	(3,890)
Net carrying amount of the Notes	$138,101

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of November 30, 2015 was $165 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

See Note 12 for information related to interest expense on the Notes.

Note Hedge and Warrant Arrangements

In connection with the sale of the Notes, the Company entered into privately negotiated note hedge transactions relating to 6.25 million shares of common stock with counterparties that include affiliates of some of the initial purchasers and other financial institutions (the “Hedge Counterparties”). The note hedges represent call options from the Hedge Counterparties with respect to $172.5 million aggregate principal amount of the Notes. The Company paid $31.3 million for the note hedges and as a result, $19.3 million, net of deferred tax effects, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

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

Separately, the Company also entered into privately negotiated warrant transactions with the Hedge Counterparties, giving them the right to acquire the same number of shares of common stock that underlie the Notes at a strike price of $39.42 per share, also subject to adjustment, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $19.71 on April 30, 2015, the date on which the Notes were priced. The warrants become exercisable, and expire if not exercised, at the rate of 1/80th on each trading day beginning August 15, 2020 and continuing through the 79th trading day thereafter (on or around December 13, 2020). The Company received a total amount of $16.0 million from the issuance of the warrants.

The warrants will have a dilutive effect to the extent that the market price of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.

The note hedges and warrants are not marked to market. The note hedges and warrants are separate transactions, entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. In addition, holders of the Notes will not have any rights with respect to the note hedges or the warrants. The values ascribed to the note hedges and warrants were initially recorded to and continue to be classified as additional paid-in capital within stockholders’ equity. The Company is required, for the remaining term of the Notes, to assess whether the note hedges and warrants continue to meet the stockholders’ equity classification requirements. If in any future period these derivative instruments fail to satisfy those requirements, they would need to be reclassified out of stockholders’ equity, to either assets or liabilities depending on their nature, and be recorded at fair value with subsequent changes in their fair value reflected in earnings.

The Company elected to integrate the call options with the Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $31.3 million cost of the note hedges will be deductible for income tax purposes as original issue discount interest over the term of the Notes. The Company recorded a deferred tax asset of $12.0 million which represents the tax benefit of these tax deductions with an offsetting entry to additional paid-in capital.

Contractual Cash Obligations

Following is a summary of the Company’s contractual cash obligations at November 30, 2015 and excludes amounts already recorded on the consolidated balance sheets except for long-term debt (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2016
	(remainder)	2017	2018	2019	2020	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$-	$-	$172,500	$172,500
Convertible senior notes stated interest	-	2,803	2,803	2,803	2,803	1,402	12,614
Operating leases	491	2,308	1,937	1,569	890	162	7,357
Purchase obligations	48,691	-	-	-	-	-	48,691
Other contractual commitments	-	4,510	1,503	-	-	-	6,013
Total contractual obligations	$49,182	$9,621	$6,243	$4,372	$3,693	$174,064	$247,175

NOTE 7 - INCOME TAXES

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

The effective income tax rate was 37.4% in both of the nine-month periods ended November 30, 2015 and 2014.

NOTE 8 - EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Basic weighted average number of common
shares outstanding	36,319	35,901	36,138	35,735
Effect of stock options, restricted stock and restricted
stock units computed on treasury stock method	484	625	590	773
Diluted weighted average number of common
shares outstanding	36,803	36,526	36,728	36,508

Shares subject to anti-dilutive stock options and restricted stock-based awards of 242,000 and 146,000 at November 30, 2015 and 2014, respectively, were excluded from the calculations of diluted earnings per share for the three and nine month periods then ended.

The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value, if any, in excess of the principal amounts of the Notes would be included in diluted earnings per share. During the three month and year-to-date periods ended November 30, 2015, the average market price of the Company’s common stock was less than the $27.594 initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the unaudited consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Cost of revenues	$51	$65	$170	$176
Research and development	217	171	579	452
Selling	325	178	820	418
General and administrative	1,009	754	2,642	1,878
	$1,602	$1,168	$4,211	$2,924

Changes in the Company’s outstanding stock options during the nine months ended November 30, 2015 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2015	1,007	$5.80
Granted	82	17.54
Exercised	(145)	4.08
Forfeited or expired	(1)	1.80
Outstanding at November 30, 2015	943	$7.08
Exercisable at November 30, 2015	771	$5.06

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2015 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 28, 2015	886	$12.90
Granted	509	17.74
Vested	(389)	9.49
Forfeited	(33)	14.99
Outstanding at November 30, 2015	973	$16.72

During the nine months ended November 30, 2015, the Company retained 141,634 shares of the vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of November 30, 2015, there was $15.1 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 2.9 years.

NOTE 10 - CONCENTRATION OF RISK

One customer of the Company’s Satellite segment accounted for 16% and 14% of consolidated revenues for the three months ended November 30, 2015 and 2014, respectively, and accounted for 13% and 16% of consolidated revenues for the respective nine-month periods then ended. This customer also accounted for 12% of consolidated accounts receivable at both November 30, 2015 and February 28, 2015. One customer of the Company’s Wireless DataCom segment accounted for 10% of consolidated revenues for the three months ended November 30, 2015, and 16% and 15% of consolidated accounts receivable at November 30, 2015 and February 28, 2015, respectively.

Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 55% and 59% of the Company’s total inventory purchases in the nine months ended November 30, 2015 and 2014, respectively. As of November 30, 2015, this supplier accounted for 58% of the Company’s total accounts payable. Another supplier accounted for 16% of the Company’s total inventory purchases in the nine months ended November 30, 2015 and 14% of the Company’s total accounts payable as of November 30, 2015.

NOTE 11 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in other current liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the nine months ended November 30, 2015 and 2014 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2015	2014
Balance at beginning of period	$1,819	$1,516
Charged to costs and expenses	1,088	1,097
Deductions	(781)	(778)
Balance at end of period	$2,126	$1,835

NOTE 12 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2015	2015
Deferred compensation plan liability	$3,543	$2,246
Deferred revenue	1,203	1,652
Deferred rent	621	329
Acquisition-related contingent consideration	499	-
	$5,866	$4,227

See Note 5 for information related to non-qualified deferred compensation plan.

The acquisition-related contingent consideration at November 30, 2015 is comprised of the estimated earn-out of $499,000 payable to the sellers in conjunction with the April 2015 acquisition of Crashboxx. See Note 4 for additional information related to this acquisition.

Supplemental Income Statement Information

Investment income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Unrealized gains (losses) on marketable securities	$110	$(2)	$(27)	$(5)
Investment income on cash equivalents and marketable securities	250	16	538	41
Investment income (loss) on Rabbi Trust assets	78	23	(88)	92
Total investment income	$438	$37	$423	$128

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$685	$-	$1,567	$-
Amortization of note discount	1,370	-	3,106	-
Amortization of debt issue costs	175	-	396	-
	2,230	-	5,069	-
Other interest expense	22	49	111	236
Total interest expense	$2,252	$49	$5,180	$236

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2015	2014
Interest expense paid	$1,511	$4
Income tax paid	$365	$280

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	November 30,
	2015	2014
Acquisition of Crashboxx in April 2015:
Accrued liability for earn-out consideration	$455	$-

NOTE 13 - SEGMENT INFORMATION

Segment information for the three and nine months ended November 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended November 30, 2015				Three Months Ended November 30, 2014
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$62,842	$11,833		$74,675	$54,580	$8,645		$63,225
Gross profit	$23,416	$3,158		$26,574	$20,078	$2,026		$22,104
Gross margin	37.3%	26.7%		35.6%	36.8%	23.4%		35.0%
Operating income	$7,821	$1,983	$(1,191)	$8,613	$6,579	$914	$(1,038)	$6,455

	Nine Months Ended November 30, 2015				Nine Months Ended November 30, 2014
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$182,487	$27,425		$209,912	$152,631	$28,785		$181,416
Gross profit	$68,102	$7,301		$75,403	$55,440	$7,379		$62,819
Gross margin	37.3%	26.6%		35.9%	36.3%	25.6%		34.6%
Operating income	$23,036	$3,964	$(3,445)	$23,555	$14,904	$4,070	$(2,882)	$16,092

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

NOTE 15 – SUBSEQUENT EVENT

On December 10, 2015, the Company publicly announced that it has made an offer to acquire all of the outstanding shares of common stock of LoJack Corporation (NASDAQ: LOJN) (“LoJack”), a provider of vehicle theft recovery systems and advanced fleet management solutions, for $5.50 per share in cash, in a transaction valued at approximately $113 million. At the present time, LoJack has not yet agreed to negotiate the terms of acquisition with the Company. Consequently, it is currently not possible to determine when or if this proposed acquisition will be consummated.

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

Operating Results by Reporting Segment

The Company’s revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$62,842	84.2%	$54,580	86.3%	$182,487	86.9%	$152,631	84.1%
Satellite	11,833	15.8%	8,645	13.7%	27,425	13.1%	28,785	15.9%
Total	$74,675	100.0%	$63,225	100.0%	$209,912	100.0%	$181,416	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$23,416	88.1%	$20,078	90.8%	$68,102	90.3%	$55,440	88.3%
Satellite	3,158	11.9%	2,026	9.2%	7,301	9.7%	7,379	11.7%
Total	$26,574	100.0%	$22,104	100.0%	$75,403	100.0%	$62,819	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$7,821	10.5%	$6,579	10.4%	$23,036	11.0%	$14,904	8.2%
Satellite	1,983	2.7%	914	1.4%	3,964	1.9%	4,070	2.2%
Corporate expenses	(1,191)	(1.7%)	(1,038)	(1.6%)	(3,445)	(1.7%)	(2,882)	(1.6%)
Total	$8,613	11.5%	$6,455	10.2%	$23,555	11.2%	$16,092	8.8%

Revenue

Wireless DataCom revenue increased by $8.3 million, or 15%, to $62.8 million in the third quarter of fiscal 2016 compared to the fiscal 2015 third quarter. This increase was due primarily to growth in shipments to a customer in the heavy equipment industry as well as increased sales in our Mobile Resource Management products business. For the nine months ended November 30, 2015, Wireless DataCom revenue increased by $29.9 million, or 20%, to $182.5 million compared to the same period in the prior year. This increase was due primarily to increased sales in our Mobile Resource Management products business as well as broad-based growth across most market verticals serviced by our Wireless Networks business.

Satellite revenue increased by $3.2 million, or 37%, to $11.8 million in the three months ended November 30, 2015 compared to the same period last year. For the nine months ended November 30, 2015, Satellite revenue decreased by $1.4 million, or 5%, to $27.4 million from $28.8 million for the same period of the prior year. The year-over-year changes were due to product transitions and fluctuations in product demand on the part of the Satellite segment’s principal customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $3.3 million to $23.4 million in the fiscal 2016 third quarter compared to $20.1 million in the third quarter of last year primarily as a result of higher revenue. Gross margin increased to 37.3% in the third quarter of fiscal 2016 from 36.8% in the third quarter of fiscal 2015 due to revenue mix changes and increased absorption of fixed manufacturing costs on higher revenue. Wireless DataCom gross profit increased 22.8% to $68.1 million in the nine months ended November 30, 2015, compared to $55.4 million for the same period of the prior year primarily due to increased revenue. For the nine months ended November 30, 2015, Wireless DataCom gross margin increased to 37.3% from 36.3% for the same period of the prior year due primarily to the same factors cited above for the three month periods.

Satellite gross profit increased by $1.1 million in the fiscal 2016 third quarter compared to the third quarter of last year due to higher revenue. Satellite’s gross margin increased to 26.7% in the third quarter of fiscal 2016 from 23.4% in the third quarter of fiscal 2015 as a result of the higher revenue and changes in product mix. The Satellite segment had gross profit of $7.3 million for the nine months ended November 30, 2015, compared to gross profit of $7.4 million for the same period of last year. The decline in gross profit was attributable to lower revenue as discussed above. Despite the revenue decline, Satellite gross margin increased to 26.6% for the nine months ended November 30, 2015 from 25.6% for the same period of the prior year due primarily to changes in product mix.

See also Note 13 to the accompanying unaudited consolidated financial statements for additional operating data by reporting segment.

Operating Expenses

Consolidated research and development (“R&D”) expense increased by $0.3 million to $5.1 million in the third quarter of fiscal 2016 from $4.9 million in the third quarter of last year due primarily to higher R&D expense associated with MRM products. For the nine month year-to-date periods, R&D decreased by $0.3 million from $15.0 million last year to $14.7 million this year due primarily to lower payroll expense as a result of headcount reductions from ongoing operational integration.

Consolidated selling expense increased by $0.8 million to $6.0 million in the third quarter of this year compared to $5.2 million in the third quarter of last year due primarily to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses. For the nine month year-to-date periods, selling expenses increased from last year by $2.1 million to $17.3 million this year due primarily to the same factors cited above for the three month periods.

Consolidated general and administrative (“G&A”) expenses increased by $1.2 million to $5.2 million in the third quarter of this year compared to $4.0 million in the third quarter of last year due primarily to higher payroll, legal and stock compensation expenses. For the nine month periods, consolidated G&A increased from last year by $3.4 million to $14.9 million this year due primarily to the same factors cited above for the three month periods.

Amortization of intangibles increased slightly from $1.64 million in the third quarter of last year to $1.66 million in the third quarter of this year. For the nine month periods, amortization of intangibles was almost unchanged at $5.0 million as the net result of some intangible assets becoming fully amortized and the amortization of a new intangible associated with the acquisition of Crashboxx in the fiscal 2016 first quarter.

Non-operating Expense, Net

Investment income was $438,000 in the third quarter of this year compared to investment income of $37,000 last year. Investment income was $423,000 in the nine months ended November 30, 2015 compared to investment income of $128,000 in the comparable period of the prior year. The year-over-year increases in the three- and nine-month periods are due to investment income on the net proceeds of the convertible notes issued in May 2015.

Interest expense increased to $2.3 million in the third quarter of this year compared to $49,000 in the third quarter of last year, and increased to $5.2 million in the nine months ended November 30, 2015 compared to $236,000 in the nine months ended November 30, 2014, with both increases due to interest expense associated with the convertible notes issued in May 2015.

See Note 12 to the accompanying unaudited consolidated financial statements for additional information on investment income and interest expense.

Income Tax Provision

The effective income tax rate was 38.3% and 37.4% in the three months ended November 30, 2015 and 2014, respectively, and was 37.4% in both of the nine-month periods then ended.

LIQUIDITY AND CAPITAL RESOURCES

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes due May 15, 2020. The convertible notes were sold in a private placement under a purchase agreement between the Company and J.P. Morgan Securities LLC and Jefferies LLC as representatives of several purchasers.

The Company used $31.3 million of the net proceeds from the offering of the convertible notes to pay the cost of a privately-negotiated convertible note hedge. In addition, proceeds of $16.0 million were received by the Company from the sale of warrants pursuant to warrant transactions. The Company expects to use the remaining net proceeds from the offering of the convertible notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital. See Note 6 to the unaudited consolidated financial statements for further description of the note hedges and warrants.

As described in Note 15 to the unaudited consolidated financial statements, on December 10, 2015 the Company publicly announced that it made an offer to purchase all of the outstanding common stock of LoJack for approximately $113 million. The Company intends to fund this acquisition from its on-hand cash, cash equivalents and marketable securities, which amounted to $223.3 million in the aggregate at November 30, 2015.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at November 30, 2015 or February 28, 2015.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At November 30, 2015, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the line of credit with Square 1 Bank. During the nine months ended November 30, 2015, cash and cash equivalents increased by $72.5 million. The increase was primarily due to the proceeds from the issuance of convertible notes of $167.2 million net of issuance costs, proceeds from the issuance of warrants of $16.0 million, and cash provided by operations of $37.9 million, partially offset by net purchases of marketable securities of $106.5 million, the $31.3 million cost of the note hedges, capital expenditures of $3.4 million, taxes paid related to net share settlement of vested equity awards of $2.5 million, cash of $2.2 million used for the equity investment in affiliate, payment of an acquisition-related note and contingent consideration of $1.7 million, and cash used for the acquisition of Crashboxx of $1.5 million.

See Note 6 to the accompanying unaudited consolidated financial statements for a summary of the Company’s contractual cash obligations as of November 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $111,000 related to the Company’s Canadian and United Kingdom subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at November 30, 2015. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $31,000 and $5,000 in the nine months ended November 30, 2015 and 2014, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company’s results of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at November 30, 2015.

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

CALAMP CORP.

December 22, 2015	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)