Form 10-K
period 2016-02-29
CalAmp Corp.
filed 2016-04-20
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2016

COMMISSION FILE NUMBER: 0-12182
________________

CALAMP CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15635 Alton Parkway, Suite 250
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 600-5600
________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS	NAME OF EACH EXCHANGE
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
$.01 par value Common Stock	Nasdaq Global Select Market
(Title of Class)	(Name of each exchange on which registered)

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
Yes [   ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2015 was approximately $586,651,000. As of March 31, 2016, there were 36,674,631 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a leading provider of wireless communications solutions for a broad array of applications to customers globally. Our business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions to address the markets for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our M2M and MRM solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of intelligent communications devices, scalable cloud service enablement platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for energy, government, heavy equipment, transportation and automotive vertical markets. In addition, we anticipate new opportunities and future growth for our MRM and M2M solutions in heavy equipment, trucking and transportation, machine telematics, remote monitoring and control and various aftermarket automotive and connected car applications, including insurance telematics, as well as other emerging markets.

Our broad portfolio of wireless communications products includes asset tracking devices, mobile telemetry units, fixed and mobile wireless gateways and full-featured and multi-mode wireless routers. These wireless networking elements underpin a wide range of both CalAmp and third party solutions worldwide and are ideal for applications demanding reliable, business-critical communications. Our MRM and M2M devices have been widely deployed with more than six million devices currently in service around the world. Our customers select our products based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value. Our deep understanding of our customers’ dynamic needs and their respective vertical markets, applications and business requirements remain key differentiators for us.

In addition to our comprehensive device portfolio, we offer scalable cloud-based telematics Platform-as-a-Service (PaaS) and targeted Software-as-a-Service (SaaS) applications that generate recurring subscription revenues for our Wireless DataCom segment. Our cloud-based service enablement and telematics platforms facilitate integration of our own applications, as well as those of third parties, through Application Programming Interfaces (APIs), which our partners leverage to rapidly deliver full-featured MRM and M2M solutions to their customers and markets. By leveraging comprehensive device management capabilities from our cloud-based offerings, any connected CalAmp device can be remotely managed, configured and upgraded throughout the entire deployment lifecycle. Already integrated with numerous global Mobile Network Operator (MNO) account management systems, our proven commercial platforms were architected to leverage these carrier backend systems to provide our customers access to services that are essential for creating and supporting dynamic end-to-end solutions.

Our proven, scalable and targeted SaaS offerings and related core competencies enable rapid and cost-effective deployment of high-value solutions for our customers and provide an opportunity to incrementally grow our recurring revenues. Over the last several years, we have steadily grown our base of PaaS and SaaS subscribers both organically and through acquisitions.

The solutions offered through our Wireless DataCom segment address a wide variety of applications across key vertical markets. These markets are typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services and are otherwise difficult to manage in real time. In such situations, our solutions provide a clear and demonstrable return on investment. Our products and solutions benefit our customers in the following ways:

●

Increasing productivity, improving communications and optimizing performance of fleets and mobile workers. Applications include tracking, dispatch and route optimization, fleet diagnostics and maintenance, work flow improvement, driver behavior monitoring and training and work-alone safety initiatives.

●

Securing, tracking and managing financed vehicles and assets. Applications include asset tracking for sub-prime vehicle finance lenders and Buy Here Pay Here dealers, stolen vehicle recovery, dealer lot planning and management, rental equipment tracking and remote car start.

●

Enabling comprehensive tracking and management services for cargo and containers. Applications include local and long haul trailer tracking, management and logistics, container tracking and status, refrigerated container monitoring and control, high value asset and cargo monitoring and delivery assurance combined with local and intermodal pallet/cargo logistics and tracking.

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

●

Facilitating comprehensive monitoring, tracking and telematics for heavy equipment and commercial trucking. Applications include heavy equipment maintenance, usage optimization and tracking, rental equipment tracking and usage, yellow iron and attachment management, indoor/outdoor forklift and loader location, crash detection and telematics, and transportation regulatory compliance, such as hours of service and onboard electronic recording requirements.

●

Enabling usage-based insurance, enhanced claims processing and the delivery of comprehensive valued-added services for the vehicle insurance industry. Applications include driver behavior, scoring and feedback, crash discrimination, automated first notice of loss, accident damage assessment and estimation, distracted driving prevention, teen driver tracking and management, roadside assistance, and predictive maintenance.

●

Rapidly enabling the delivery of comprehensive managed services for machine and equipment OEMs. Applications include service, maintenance, tracking, monitoring and control for generators, turbines, compressors, small engines (e.g., outboard motors, ATVs, electric carts) and power tools.

●

Providing reliable, easy-to-use wireless communications solutions for fixed, mobile and portable enterprise data applications. Examples include connected transport and mobile data access, digital signage, kiosk/high-value vending and video surveillance.

LoJack Acquisition

Subsequent to the end of fiscal 2016, the Company acquired LoJack Corporation (“LoJack”) for an aggregate purchase price of $130.7 million in an all-cash transaction. The acquisition of LoJack aligns with CalAmp’s strategy to deliver innovative, next generation connected vehicle telematics technologies, thereby accelerating the Company’s roadmap in this large and fast growing market. CalAmp's leading portfolio of wireless connectivity devices, software, services and applications, combined with LoJack’s world-renowned brand, proprietary stolen vehicle recovery product, unique law enforcement network and strong relationships with auto dealers, heavy equipment providers and global licensees, is expected to create a market leader that is well-positioned to drive the broad adoption of connected car solutions and vehicle telematics technologies and applications worldwide. The combined enterprise will offer customers access to integrated, turnkey offerings that enable a multitude of high value applications encompassing vehicle security and enhanced driver safety. Furthermore, the combination of CalAmp’s and LoJack’s technology offerings is expected to provide global customers with connected vehicle applications to help ensure that retail auto dealers remain competitive and relevant in today’s rapidly evolving markets.

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

Subsequent to the end of fiscal 2016, EchoStar notified us that, as a result of a consolidation of its supplier base in specific areas of its business to better align with its future requirements and its reduced demand for the products that we currently supply, it has determined that it will discontinue purchasing products from CalAmp at the end of the current product demand forecast. EchoStar’s current product demand forecast extends through August 2016. As a result of EchoStar’s decision, we expect sales to this customer will cease after the second quarter of fiscal 2017. We are currently evaluating our Satellite business, but in light of the fact that EchoStar accounts for essentially all of the revenue of our Satellite segment, we expect that this portion of our operations will be discontinued during fiscal 2017. We do not believe that the loss of EchoStar as a customer will have a material adverse effect on our business.

For financial information about our operating segments and geographic areas, refer to Note 16 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report, incorporated herein by reference.

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

We outsource printed circuit board assembly, system subassembly and testing, as well as full turn-key production of some products, to contract manufacturers in the Pacific Rim. We continue to increase this outsourcing effort to maintain flexibility and remain competitive on product costs. In addition, in fiscal 2014 we added a new contract manufacturer to our supply base. This enables us to dual source some product manufacturing.

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

We are certified to the ISO (International Organization for Standardization) 9001: 2008 Quality management systems standard.

RESEARCH AND DEVELOPMENT

Each of the markets in which we compete is characterized by rapid technological change, evolving industry standards and new product features to meet market requirements. During the last three years, we have focused our research and development resources primarily on wireless communication systems for heavy equipment, fleet management, utilities and industrial monitoring and controls for mobile and fixed location data communication applications, tracking products and services for MRM applications, and satellite DBS products. In fiscal 2016, we have also focused our research and development resources on connected car solutions, vehicle telematics, and crash detection and discrimination. We have developed key technology platforms that can be leveraged across many of our businesses and applications. These include cloud-based telematics application enablement software platforms and the end-user software applications, cellular and satellite communications network-based asset tracking units, and 3G and 4G broadband router products for fixed and mobile applications. In addition, development resources have been allocated to broadening existing product lines, reducing product costs, and improving performance through product redesign efforts.

Research and development expenses in fiscal years 2016, 2015 and 2014 were $19,803,000, $19,854,000 and $21,052,000, respectively. During this three-year period, our research and development expenses have ranged between 7% and 9% of annual consolidated revenues.

SALES AND MARKETING

Our revenues are derived mainly from customers in the United States, which represented 83%, 79% and 81% of consolidated revenues in fiscal years 2016, 2015 and 2014, respectively.

Our Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels with employees distributed across the U.S. The Wireless DataCom segment’s sales and marketing activities are supported internationally with sales personnel in Latin America, the Middle East and Europe.

Our Satellite segment sells its products primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment are located at our facility in Oxnard, California.

COMPETITION

Our markets are highly competitive. In addition, if the markets for our products grow, we anticipate increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than ours. We believe that competition in our markets is based primarily on innovation, reputation, reliability, responsiveness and price. Our continued success in these markets will depend in part upon our ability to continue to innovate, design quality products and deploy services at competitive prices and provide superior support to our customers.

Wireless DataCom

We believe that the principal competitors for our wireless products and services include Danlaw, Freewave, General Electric, GenX, Geotab, Meteorcomm, Mobile Devices, Sierra Wireless, Spireon, Telogis, Xirgo and Zonar Systems.

Satellite

We believe that the principal competitors for our DBS products include Global Invacom, Microelectronics Technology, Sharp and Wistron NeWeb Corporation. Because we are typically not the sole source supplier of our DBS products, we are exposed to ongoing price and margin pressures in this business.

BACKLOG

Total backlog as of February 28, 2016 and 2015 was $57.6 million and $51.7 million, respectively. Substantially all of the backlog is expected to be converted to sales in fiscal 2017.

INTELLECTUAL PROPERTY

Patents

At February 28, 2016, we had 30 U.S. patents and 6 foreign patents in our Wireless DataCom business. In addition to our awarded patents, we have 13 patent applications in process.

Trademarks

CalAmp and Dataradio are among the federally registered trademarks of the Company.

EMPLOYEES

At February 28, 2016, we had approximately 415 employees and approximately 75 contracted workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Michael Burdiek	56	President and Chief Executive Officer
Garo Sarkissian	49	Senior Vice President, Corporate Development
Richard Vitelle	62	Executive Vice President, Chief Financial Officer and Corporate Secretary

MICHAEL BURDIEK joined the Company as Executive Vice President in 2006 and was appointed President of the Company's Wireless DataCom segment in 2007. Mr. Burdiek was appointed Chief Operating Officer in 2008 and was promoted to President and COO in 2010. In 2011, he was promoted to CEO and was appointed to the Company’s Board of Directors. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. From 2004 to 2005, he worked as an investment partner and advisor in the private equity sector. From 1987 to 2003, Mr. Burdiek held a variety of executive management positions with Comarco, Inc., a publicly held company. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

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

RICHARD VITELLE joined the Company in 2001 and serves as Executive Vice President, CFO and Secretary/Treasurer. Prior to joining the Company, he served as Vice President of Finance and CFO of SMTEK International, Inc., a publicly held electronics manufacturing services provider, where he was employed for a total of 11 years. Earlier in his career, Mr. Vitelle served as a senior manager with Price Waterhouse.

The Company's executive officers are appointed by and serve at the discretion of the Board of Directors.

AVAILABLE INFORMATION

The Company's primary Internet address is www.calamp.com. The Company makes its Securities and Exchange Commission (SEC) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board committee charters and composition, Code of Business Conduct and Ethics, and other information. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Materials that the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that the Company files electronically with the SEC.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following list describes several risk factors which are applicable to our Company and speaks as of the date of this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows:

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

The markets for our products and services are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles, and price erosion. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages currently enjoyed by our products and services will be sufficient to establish and sustain our products and services in the markets we serve. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and could have a negative impact on our financial condition and results of operations. We cannot provide assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:

●	the timing and amount, or cancellation or rescheduling, of orders for our products or services;
●	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
●	announcements of new product and service introductions and reductions in the price of products and services offered by our competitors;
●	our ability to achieve cost reductions;
●	our ability to obtain sufficient supplies of sole or limited source components for our products;
●	our ability to achieve and maintain production volumes and quality levels for our products;
●	our ability to maintain the volume of products sold and the mix of distribution channels through which they are sold;
●	the loss of any one of our major customers or a significant reduction in orders from those customers;
●	increased competition, particularly from larger, better capitalized competitors;
●	fluctuations in demand for our products and services; and
●	telecommunications and wireless market conditions specifically and economic conditions generally.

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

In the past, we have experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products and enhancements and which caused us to incur unexpected expenses. In addition, some of our existing customers have conditioned their future purchases of our products on the addition of new product features. In the past, we have experienced delays in introducing some new product features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products that comply with diverse, new or varying governmental regulations in each market. Our inability to develop new products or product features on a timely basis, or the failure of new products or product features to achieve market acceptance, could adversely affect our business.

If demand for our products and services fluctuates rapidly and unpredictably, it may be difficult to manage our business efficiently, which may result in reduced gross margins and profitability.

Our cost structure is based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Rapid and unpredictable shifts in demand for our products and services may make it difficult to plan production capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete if products and services evolve during the downturn and demand shifts to newer products and services. Our ability to reduce costs and expenses may be further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Conversely, in the event of a sudden upturn, we may incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business, financial condition or results of operations.

Because we currently sell, and we intend to grow the sales of, certain of our products and services in countries other than the United States, we are subject to different regulatory policies. We may not be able to develop products and services that comply with the standards of different countries, which could result in our inability to sell our products and, further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and services and which could adversely affect our business.

If our sales are to grow in the longer term, we believe we must grow our international business. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products and services in those locations. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process and therefore we do not know the standards with which we would be required to comply. Furthermore, standards and regulatory requirements are subject to change. If we fail to anticipate or comply with these new standards, our business and results of operations will be adversely affected.

Sales to customers outside the U.S. accounted for 17%, 21% and 19% of our total sales for fiscal years 2016, 2015 and 2014, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

Additionally, a substantial portion of our products, components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Taiwan and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations, which could adversely affect our business.

Our global operations, particularly following our acquisition of LoJack, expose us to risks and challenges associated with conducting business internationally.

We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 17% of our revenues outside the United States, fluctuations in foreign currencies can have an impact on our results of operations which are expressed in U.S. dollars. In addition, currency variations can adversely affect profit margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Other than in our Satellite products business, which currently does not depend upon patented technology, our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 30 U.S. patents and 6 foreign patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on access to third-party patents and intellectual property, and our future results could be materially and adversely affected if we are unable to secure such access in the future.

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

Our competitors have or may obtain patents that could restrict our ability to offer our hardware solutions, software and services, or subject us to additional costs, which could impede our ability to offer our hardware solutions, software and services and otherwise adversely affect us. Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products and subject us to litigation over intellectual property rights or other commercial issues.

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

In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is a significant business risk, and some third parties (referred to as non-practicing, or patent-assertion, entities) are pursuing a litigation strategy with the goal of monetizing otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. These lawsuits relate to the validity, enforceability, and infringement of patents or proprietary rights of third parties. We may have to defend ourselves against allegations that we violated patents or proprietary rights of third parties.

Regardless of merit, responding to such litigation may be costly, unpredictable, time-consuming, and often involves complex legal, scientific, and factual questions, and could divert the attention of our management and technical personnel. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing any intellectual property rights, we could lose our right to develop, manufacture, or market products, product launches could be delayed, or we could be required to pay substantial monetary damages or royalties to license proprietary rights from third parties. If a temporary or permanent injunction is granted by a court prohibiting us from marketing or selling certain hardware solutions, software and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology.

For example, we are currently engaged in litigation with Omega Patents, LLC (Omega). In December 2013, a patent infringement lawsuit was filed against the Company by Omega, a non-practicing entity, also known as a patent-assertion entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents asserted by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.9 million, for which CalAmp recorded a full accrual for this liability in the fiscal 2016 fourth quarter. Following trial, Omega made a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorney’s fees. The Company’s responsive motion is pending, and the judge’s ruling has not yet been rendered. CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. In addition to its appeal, CalAmp is seeking to invalidate a number of Omega’s patents in actions filed with the U.S. Patent and Trademark Office. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows and results of operations. Furthermore, if an injunction is issued by the court, we could be prevented from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “Note 15 — Legal Proceedings” in the accompanying consolidated financial statements.

Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2014, we acquired Wireless Matrix and Radio Satellite Integrators. In fiscal 2016, we acquired Crashboxx, and subsequent to the end of fiscal 2016 we acquired LoJack. We may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

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

Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results. We may not be able to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.

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

If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if such third parties failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one- to three-year terms. Some of these wireless carriers are, or could become, our competitors, and if they compete with us, they may refuse to provide us with airtime on their networks.

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

Our MRM and Wireless Networks businesses depend upon Internet-based systems that are proprietary to our Company. These applications, which are hosted at independent data centers and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions of vehicles and other mobile or fixed assets, and to deliver configuration code or executable commands to the devices. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages being incurred by us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices.

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

Our products and solutions enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations, or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data, or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

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

Many of the Company’s product lines include tantalum, tungsten, tin, gold and other materials which are considered to be “conflict minerals” under the SEC’s rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo and adjoining countries in the manufacture of products. Those rules, or similar rules that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

Risks Relating to Our Convertible Notes and Indebtedness

We may still incur substantially more debt or take other actions that could diminish our ability to make payments on the convertible notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the convertible notes that could have the effect of diminishing our ability to make payments on the convertible notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash, repay the convertible notes at maturity or repurchase the convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

Holders of the $172.5 million of 1.625% convertible senior notes due 2020 that we issued in May 2015 (the “convertible notes”) will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The convertible notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their notes regardless of the foregoing conditions. Upon conversion of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the convertible notes surrendered therefor or pay cash with respect to the convertible notes being converted or at their maturity.

In addition, our ability to repurchase or to pay cash upon conversions or at maturity of the convertible notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the convertible notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the convertible notes as required by the indenture would constitute a default under the indenture. A fundamental change under the indenture or a default under the indenture could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or make cash payments upon conversions thereof.

The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the convertible notes is triggered, holders of the convertible notes will be entitled to convert the convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material adverse effect on our reported financial results.

Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the convertible notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their principal amount over the term of the convertible notes. We will report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the convertible notes.

In addition, under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing a method in which the shares of common stock issuable upon conversion of the convertible notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the convertible notes exceeds their principal amount. Under this method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, were issued. We cannot be sure that the accounting standards in the future will continue to permit the use of this method. If we are unable to use this method in accounting for the shares issuable upon conversion of the convertible notes, if any, then our diluted consolidated earnings per share could be adversely affected.

The convertible note hedge and warrant transactions may adversely affect the value of our common stock.

In connection with the sale of the convertible notes, we entered into convertible note hedge transactions with certain financial institutions that we refer to as the option counterparties. The convertible note hedge transactions are expected to offset the potential dilution to our common stock upon any conversion of convertible notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any convertible notes. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock. The warrant transactions could separately have a dilutive effect if and to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants.

We have been advised that the option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the convertible notes (and are likely to do so during any observation period related to a conversion of convertible notes or following any repurchase of convertible notes by us in connection with any fundamental change repurchase date or otherwise). This activity could suppress or inflate the market price of our common stock.

The effect, if any, of these activities, including the direction or magnitude, on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be ascertained at this time. Any of these activities could, however, adversely affect the market price of our common stock and the trading price of the convertible notes.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any of the option counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

Risks Relating to Our Common Stock and the Securities Market

Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.

Any issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding options or for other reasons. In May 2015, we issued the convertible notes and, to the extent we issue common stock upon conversion of the convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

The market price of our stock can be highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including substantial volatility in quarterly revenues and earnings due to comments by securities analysts and our failure to meet market expectations.

Over the two-year period ended February 28, 2016, the price of CalAmp common stock as reported on The NASDAQ Global Select Market ranged from a high of $34.85 to a low of $14.01. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

Risks Relating to the LoJack Acquisition

We may be unable to successfully integrate LoJack’s business and realize the anticipated benefits of the acquisition.

We will be required to devote significant management attention and resources to integrating the business practices and operations of LoJack into our company. Prior to the acquisition, LoJack operated independently, with its own business, corporate culture, locations, employees, and systems. Potential difficulties that we may encounter in the integration process include the following:

●	the inability to combine the businesses of LoJack with CalAmp’s pre-existing operations in a manner that permits us to achieve the benefits we anticipate from the acquisition, including cost savings and other synergies;

●	distracting management from day-to-day operations;
●	potential incompatibility of corporate cultures;
●	lost sales if customers of either LoJack or CalAmp decide not to do business with us;
●	the failure to retain key employees of either LoJack or us;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with the acquisition; and
●	difficulties in applying our operating and administrative control policies and procedures to LoJack.

For all these reasons, it is possible that the integration process following the LoJack acquisition could divert management’s attention, disrupt our ongoing business, or otherwise prove unsuccessful. Any such issues could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

We expect to continue to incur transaction and integration expenses related to the LoJack acquisition.

We expect to continue to incur certain expenses in connection with integrating LoJack’s operations, policies and procedures with ours, some of which may be significant. While we have assumed that a certain amount of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities, all leased, are as follows:

	Square
Location	Footage	Use
Irvine, California	13,000	Corporate headquarters and Wireless DataCom offices
Oxnard, California	98,000	Satellite offices and manufacturing facility
Carlsbad, California	26,000	Wireless DataCom offices
Torrance, California	5,000	Wireless DataCom offices
Herndon, Virginia	10,000	Wireless DataCom offices
Waseca, Minnesota	8,000	Wireless DataCom offices
Eden Prairie, Minnesota	7,000	Wireless DataCom offices
Auckland, New Zealand	4,000	Wireless DataCom offices

ITEM 3. LEGAL PROCEEDINGS

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC, (Omega), a non-practicing entity, also known as a patent-assertion entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents asserted by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.9 million, for which CalAmp recorded a full accrual for this liability in the fiscal 2016 fourth quarter. Following trial, Omega made a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorney’s fees. The Company’s responsive motion is pending, and the judge’s ruling has not yet been rendered. CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. In addition to its appeal, CalAmp is seeking to invalidate a number of Omega’s patents in actions filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict, the Company continues to believe that its products do not infringe Omega’s patents and that it will prevail on appeal. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows and results of operations. Furthermore, if an injunction is issued by the court, we could be prevented from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to “Note 15 — Legal Proceedings” in the accompanying consolidated financial statements.

In addition, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2016
1st Quarter	$16.04	$21.82
2nd Quarter	$14.01	$20.27
3rd Quarter	$15.12	$20.15
4th Quarter	$15.56	$21.35

Fiscal Year Ended February 28, 2015
1st Quarter	$14.74	$34.85
2nd Quarter	$16.57	$22.36
3rd Quarter	$15.51	$20.84
4th Quarter	$15.32	$20.00

At March 31, 2016, the Company had approximately 1,400 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in "street name" which are estimated to approximate 33,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2016	2015	2014	2013	2012
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$280,719	$250,606	$235,903	$180,579	$138,728

Cost of revenues	177,760	163,202	155,972	123,686	96,709

Gross profit	102,959	87,404	79,931	56,893	42,019

Operating expenses:
Research and development	19,803	19,854	21,052	14,291	11,328
Selling	23,380	20,442	19,837	12,725	11,060
General and administrative	25,065	15,578	14,416	12,154	10,984
Intangible asset amortization	6,626	6,590	6,283	1,743	1,277
Total operating expenses	74,874	62,464	61,588	40,913	34,649

Operating income	28,085	24,940	18,343	15,980	7,370

Non-operating expense, net	(5,744)	(140)	(432)	(532)	(2,091)

Income before income taxes and equity in net loss of affiliate	22,341	24,800	17,911	15,448	5,279

Income tax benefit (provision)	(4,572)	(8,292)	(6,108)	29,178	(61)

Income before equity in net loss of affiliate	17,769	16,508	11,803	44,626	5,218

Equity in net loss of affiliate	(829)	-	-	-	-

Net income	$16,940	$16,508	$11,803	$44,626	$5,218

Earnings per share:
Basic	$0.46	$0.46	$0.34	$1.54	$0.19
Diluted	$0.46	$0.45	$0.33	$1.49	$0.18

	February 28,
	2016	2015	2014	2013	2012
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$298,767	$116,054	$84,622	$100,369	$34,364
Current liabilities	$49,565	$47,005	$42,118	$28,949	$23,601
Working capital	$249,202	$69,049	$42,504	$71,420	$10,763
Current ratio	6.0	2.5	2.0	3.5	1.5
Total assets	$384,363	$202,617	$179,265	$150,771	$51,481
Long-term debt	$139,800	$-	$702	$2,434	$1,900
Stockholders' equity	$189,447	$151,385	$133,147	$117,549	$24,977

Effective at the end of fiscal 2015, the Company changed its fiscal year-end from a 52-53 week fiscal year ending on the Saturday that falls the closest to February 28 to a fiscal year ending on the last day of February. In the Selected Financial Data tables above and elsewhere throughout this Form 10-K, the fiscal year end for all years is shown as February 28 for clarity of presentation. The actual period end dates are February 29, 2016, February 28, 2015, March 1, 2014, March 2, 2013 and February 25, 2012.

Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions and other significant events, as follows:

●	In fiscal 2016, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes through a private placement. See Note 8 to the accompanying consolidated financial statements for additional information on the convertible notes.

●	The Company incurred transaction expenses of approximately $2.0 million in fiscal 2016 related to the acquisition of LoJack which was consummated subsequent to the end of fiscal 2016.
●	In fiscal 2016, the Company invested £1,400,000 or approximately $2.2 million for a minority ownership interest in Smart Driver Club Limited, a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method and the Company’s equity in the net loss of this affiliate amounted to $829,000 in fiscal 2016. See Note 7 to the accompanying consolidated financial statements for additional information on this investment.

●	In fiscal 2016, the Company reduced its deferred tax assets valuation allowance by $2.5 million and recognized federal research and development tax credits of $0.6 million which lowered its effective tax rate to 20.5% for the year.

●	In fiscal 2014, the Company acquired Wireless Matrix USA, Inc. and Radio Satellite Integrators, Inc. See Note 2 to the accompanying consolidated financial statements for additional information on these two acquisitions.

●	In fiscal 2013, the Company recognized an income tax benefit of $29.2 million, primarily as a result of eliminating substantially all of the valuation allowance for deferred income tax assets at the end of fiscal 2013. Excluding the effects of this $29.2 million income tax benefit, fiscal 2013 net income was $15.5 million and earnings per share was $0.54 basic and $0.52 diluted.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Forward looking statements in this Annual Report on Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and satellite markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our potential needs for additional capital and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K (Risk Factors). Such risks and uncertainties could cause actual results to differ materially and adversely from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions for Mobile Resource Management (MRM) applications, the broader Machine-to-Machine (M2M) communications space and other emerging markets that require connectivity anytime and anywhere. Our MRM and M2M solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and mobile assets. Our extensive portfolio of communications devices, scalable cloud service platforms, and targeted software applications streamline otherwise complex M2M or MRM deployments for our customers. We are focused on delivering products, software services and solutions globally for our energy, government, transportation and automotive vertical markets. In addition, we anticipate future opportunities for adoption of our MRM products and M2M solutions in heavy equipment and various aftermarket telematics applications including insurance telematics, as well as other emerging markets.

SATELLITE

The Company's satellite products are sold primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems.

Subsequent to the end of fiscal 2016, EchoStar notified us that, as a result of a consolidation of its supplier base in specific areas of its business to better align with its future requirements and its reduced demand for the products that we currently supply, it has determined that it will discontinue purchasing products from CalAmp at the end of the current product demand forecast. EchoStar’s current product demand forecast extends through August 2016. As a result of EchoStar’s decision, we expect sales to this customer will cease after the second quarter of fiscal 2017. We are currently evaluating our Satellite business, but in light of the fact that EchoStar accounts for essentially all of the revenue of our Satellite segment, we expect that this portion of our operations will be discontinued during fiscal 2017. We do not believe that the loss of EchoStar as a customer will have a material adverse effect on our business.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax assets valuation allowance, and the valuation of long-lived assets. Actual results could differ materially and adversely from these estimates.

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

The Company follows Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, “Income Taxes” framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2016, the Company had unrecognized tax benefits for uncertain tax positions of $1.0 million.

Impairment Assessments of Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

At February 28, 2016, the Company had $16.5 million in goodwill, $17.0 million in other intangible assets and $11.2 million in net property and equipment and improvements on its consolidated balance sheet. All goodwill and other intangible assets are attributable to the Wireless DataCom segment. The Company believes the valuation of its long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation of such assets, it could have a material and adverse impact on the Company's results of operations.

The Company makes judgments about the recoverability of goodwill, other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performs its goodwill impairment test in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill during fiscal years 2016, 2015 and 2014. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment between annual tests.

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

Results of Operations, Fiscal Years 2014 Through 2016

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's consolidated statements of income:

	Year Ended February 28,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	63.3	65.1	66.1
Gross profit	36.7	34.9	33.9

Operating expenses:
Research and development	7.1	7.9	8.9
Selling	8.3	8.2	8.4
General and administrative	8.9	6.2	6.1
Intangible asset amortization	2.4	2.6	2.7
Operating income	10.0	10.0	7.8

Non-operating expense, net	(2.0)	(0.1)	(0.2)

Income before income taxes and equity in net loss of affiliate	8.0	9.9	7.6

Income tax provision	(1.6)	(3.3)	(2.6)

Income before equity in net loss of affiliate	6.4	6.6	5.0

Equity in net loss of affiliate	(0.3)	-	-

Net income	6.1%	6.6%	5.0%

The Company's revenue, gross profit and operating income by business segment for the last three years are as follows:

	REVENUE BY SEGMENT

	Year ended February 28,
	2016		2015		2014
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$241,387	86.0%	$213,119	85.0%	$187,012	79.3%
Satellite	39,332	14.0%	37,487	15.0%	48,891	20.7%
Total	$280,719	100.0%	$250,606	100.0%	$235,903	100.0%

	GROSS PROFIT BY SEGMENT

	Year ended February 28,
	2016		2015		2014
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$91,976	89.3%	$77,899	89.1%	$70,114	87.7%
Satellite	10,983	10.7%	9,505	10.9%	9,817	12.3%
Total	$102,959	100.0%	$87,404	100.0%	$79,931	100.0%

	OPERATING INCOME BY SEGMENT

	Year ended February 28,
	2016		2015		2014
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$28,148	10.0%	$23,833	9.6%	$16,324	6.9%
Satellite	6,417	2.3%	5,017	2.0%	5,642	2.4%
Corporate expenses	(6,480)	(2.3%)	(3,910)	(1.6%)	(3,623)	(1.5%)
Total	$28,085	10.0%	$24,940	10.0%	$18,343	7.8%

Fiscal Year 2016 compared to Fiscal Year 2015

Revenue

Wireless DataCom revenue increased by $28.3 million, or 13%, to $241.4 million in fiscal 2016 compared to $213.1 million last year. These increases were due primarily to increased sales of MRM products into the fleet management and non-vehicle asset tracking markets, as well as the revenue generated from a major original equipment manufacturer in the heavy equipment industry.

Satellite revenue increased by $1.8 million, or 5%, to $39.3 million in fiscal 2016 compared to $37.5 million last year due primarily to the introduction of a new product that we began shipping in the second half of fiscal 2015.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $14.1 million to $92.0 million in fiscal 2016 from $77.9 million last year due to higher revenue, as described above. Wireless DataCom gross margin increased to 38.1% in fiscal 2016 from 36.6% last year due to revenue mix changes and increased absorption of fixed manufacturing costs on higher revenue.

Satellite gross profit increased by $1.5 million to $11.0 million in fiscal 2016 compared to $9.5 million last year. Satellite's gross margin increased to 27.9% in fiscal 2016 from 25.4% last year which is attributable to changes in product mix due to the new product introduced in the second half of fiscal 2015.

Operating Expenses

Consolidated research and development (“R&D”) expense decreased slightly to $19.8 million in fiscal 2016 from $19.9 million last year due primarily to staff reductions from ongoing operational integration.

Consolidated selling expenses increased by $3.0 million to $23.4 million in fiscal 2016 from $20.4 million in fiscal 2015 due primarily to higher marketing-related expenses and stock compensation expenses.

Consolidated general and administrative expenses (“G&A”) increased by $9.5 million to $25.1 million in fiscal 2016 compared to $15.6 million in fiscal 2015 due primarily to acquisition expenses of $2.0 million related to the acquisition of LoJack which was consummated shortly after the end of fiscal 2016, higher legal expense related to a patent infringement lawsuit, a litigation provision of $2.9 million related to such lawsuit and higher stock compensation expenses.

Amortization of intangibles was almost unchanged at $6.6 million in fiscal 2016 and 2015 as the net result of some intangible assets becoming fully amortized and the amortization of a new intangible associated with the acquisition of Crashboxx in the fiscal 2016 first quarter.

Non-operating Expense, Net

Investment income was $1.9 million in fiscal 2016 compared to investment income of $0.2 million last year due to the unrealized gain of $1.4 million on 850,100 shares of LoJack common stock purchased in the open market in November and December 2015 and investment income of $0.8 million on the net proceeds of the convertible notes issued in May 2015. Offsetting the income from these investments was the loss on deferred compensation plan Rabbi Trust assets of $0.4 million in fiscal 2016, compared to investment income on Rabbi Trust assets of $0.2 million in fiscal 2015. The Company is informally funding its deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants for their compensation deferrals.

Interest expense increased to $7.6 million in fiscal 2016 compared to $0.3 million last year due to stated interest expense of $2.3 million, and amortization of debt discount and issue cost of $5.2 million associated with the convertible notes issued in May 2015.

Income Tax Provision

The effective income tax rate was 20.5% in fiscal 2016 compared to 33.4% last year. The decrease in the effective tax rate is primarily attributable to a $2.5 million reduction in the deferred tax assets valuation allowance as a result of the Company’s assessment of the future realizability of its deferred tax assets.

Fiscal Year 2015 compared to Fiscal Year 2014

Revenue

Wireless DataCom revenue increased by $26.1 million, or 14%, to $213.1 million in fiscal 2015 compared to $187.0 million in fiscal 2014. These increases were due primarily to the revenue generated from a major original equipment manufacturer in the heavy equipment industry as it increased its purchases from us, as well as increased sales of MRM products into the Usage Based Insurance (“UBI”), fleet management and asset tracking markets and to increased demand from a key customer in the solar energy industry.

Satellite revenue decreased by $11.4 million, or 23%, to $37.5 million in fiscal 2015 compared to $48.9 million in fiscal 2014 due primarily to fluctuations in product demand and product transitions on the part of the Satellite segment’s principal customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $7.8 million to $77.9 million in fiscal 2015 from $70.1 million in fiscal 2014 due to higher revenue, as described above. Wireless DataCom gross margin decreased slightly to 36.6% in fiscal 2015 from 37.5% in fiscal 2014 due to changes in product mix.

Satellite gross profit decreased by $0.3 million to $9.5 million in fiscal 2015 compared to $9.8 million in fiscal 2014. Satellite's gross margin increased to 25.4% in fiscal 2015 from 20.1% in fiscal 2014 which is attributable to changes in product mix and product cost reductions.

Operating Expenses

Consolidated R&D expense decreased to $19.9 million in fiscal 2015 from $21.1 million in fiscal 2014 due primarily to staff reductions and the absorption of engineering time on customer product development and internal-use software projects in fiscal 2015.

Consolidated selling expenses increased by $0.6 million to $20.4 million in fiscal 2015 from $19.8 million in fiscal 2014 due primarily to higher marketing-related expenses.

Consolidated G&A increased by $1.2 million to $15.6 million in fiscal 2015 compared to $14.4 million in fiscal 2014 due primarily to higher legal and stock compensation expenses.

Amortization of intangibles increased to $6.6 million in fiscal 2015 from $6.3 million in fiscal 2014 due to amortization of intangible assets that arose in conjunction with the acquisition of Radio Satellite Integrators, Inc. in December 2013.

Non-operating Expense, Net

Non-operating expense, net decreased to $140,000 in fiscal 2015 compared to $432,000 in fiscal 2014 due primarily to higher investment income in fiscal 2015 compared to fiscal 2014 and lower interest expense in fiscal 2015 compared fiscal 2014 because of the payoff of the Company’s bank term loan during the third quarter of fiscal 2014.

Income Tax Provision

The effective income tax rate was 33.4% in fiscal 2015 compared to 34.1% in fiscal 2014. The Company’s effective tax rate is lower than the combined U.S. statutory federal and state income tax rate of approximately 41% due primarily to research and development tax credits and because no foreign taxes were provided for certain foreign earnings that are sheltered by foreign net operating loss carryforwards for which no tax benefit was previously recognized.

Liquidity and Capital Resources

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes due May 15, 2020. The convertible notes were sold in a private placement under a purchase agreement between the Company and J.P. Morgan Securities LLC and Jefferies LLC as representatives of several purchasers.

The Company used $31.3 million of the net proceeds from the offering of the convertible notes to pay the cost of a privately-negotiated convertible note hedge. In addition, proceeds of $16.0 million were received by the Company from the sale of warrants pursuant to warrant transactions. The Company has used, and expects to continue to use, the remaining net proceeds from the offering of the convertible notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital. See Note 8 to the accompanying consolidated financial statements for further description of the note hedges and warrants.

As described in Note 18 to the accompanying consolidated financial statements, on March 18, 2016 we completed the acquisition of LoJack. We funded the acquisition from on-hand cash, cash equivalents and marketable securities. The total purchase price was $130.7 million which included the $5.5 million fair value of 850,100 shares of LoJack common stock that were purchased by CalAmp in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at February 28, 2016 and 2015.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At February 28, 2016, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the line of credit with Square 1 Bank. During the year ended February 28, 2016, cash and cash equivalents increased by $105.2 million. The increase was primarily due to the proceeds from the issuance of convertible notes of $167.2 million net of issuance costs, proceeds from the issuance of warrants of $16.0 million, proceeds from exercise of stock options of $1.3 million and cash provided by operations of $47.4 million, partially offset by net purchases of marketable securities of $78.5 million, the $31.3 million cost of the note hedges, capital expenditures of $4.3 million, purchases of LoJack common stock of $4.1 million, taxes paid related to net share settlement of vested equity awards of $2.6 million, cash of $2.2 million used for the equity investment in affiliate, payment of an acquisition-related note and contingent consideration of $2.0 million, and cash used for the acquisition of Crashboxx of $1.5 million.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Following is a summary of the Company's contractual cash obligations as of February 28, 2016 (in thousands):

	Future Estimated Cash Payments Due by Period

Contractual Obligations	1 year	2-3 years	4-5 years	Total
Convertible senior notes principal	$-	$-	$172,500	$172,500
Convertible senior notes stated interest	2,803	5,606	4,205	12,614
Operating leases	2,237	3,365	948	6,550
Purchase obligations	39,768	-	-	39,768
Other contractual commitments	3,470	-	-	3,470
Total contractual obligations	$48,278	$8,971	$177,653	$234,902

Purchase obligations consist primarily of inventory purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $226,000 related to the Company's Canadian and United Kingdom subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2016. The aggregate foreign transaction exchange rate losses included in determining income before income taxes were $27,000, $53,000 and $62,000 in fiscal years 2016, 2015 and 2014, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at February 28, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CalAmp Corp.
Irvine, California

We have audited the accompanying consolidated balance sheet of CalAmp Corp. (the “Company”) as of February 29, 2016 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. at February 29, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the classification of deferred taxes in the consolidated balance sheet in 2015, due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CalAmp Corp.’s internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 19, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
April 19, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CalAmp Corp. and subsidiaries

We have audited the accompanying consolidated balance sheet of CalAmp Corp. and subsidiaries (collectively, the “Company”) as of February 28, 2015 and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015, and the results of its operations and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed the classification of deferred taxes in the consolidated balance sheet in fiscal 2016 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This change was applied retrospectively to all periods presented. We audited the adjustments necessary to retrospectively apply ASU 2015-17 to the 2015 consolidated balance sheet. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ SingerLewak LLP

Los Angeles, California
April 21, 2015, except for the retrospective adoption of ASU 2015-17 as to which the date is April 19, 2016.

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$139,388	$34,184
Short-term marketable securities	88,718	10,177
Accounts receivable, less allowance for doubtful accounts of
$622 and $673 at February 28, 2016 and 2015, respectively	49,432	47,917
Inventories	16,731	18,666
Prepaid expenses and other current assets	4,498	5,110
Total current assets	298,767	116,054
Property, equipment and improvements, net of
accumulated depreciation and amortization	11,225	10,525
Deferred income tax assets	30,213	34,822
Goodwill	16,508	15,483
Other intangible assets, net	17,010	22,596
Other assets	10,640	3,137
	$384,363	$202,617
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,938	$24,012
Accrued payroll and employee benefits	6,814	5,522
Deferred revenue	9,438	10,748
Other current liabilities	8,375	6,723
Total current liabilities	49,565	47,005

1.625% convertible senior unsecured notes	139,800	-
Other non-current liabilities	5,551	4,227
Total liabilities	194,916	51,232

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,667 and 36,225 shares issued and outstanding
at February 28, 2016 and 2015, respectively	367	362
Additional paid-in capital	229,159	207,881
Accumulated deficit	(39,853)	(56,793)
Accumulated other comprehensive loss	(226)	(65)
Total stockholders' equity	189,447	151,385
	$384,363	$202,617

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended February 28,
	2016	2015	2014
Revenues:
Products	$237,981	$209,895	$195,549
Application subscriptions and other services	42,738	40,711	40,354
Total revenues	280,719	250,606	235,903

Cost of revenues:
Products	158,689	144,911	139,205
Application subscriptions and other services	19,071	18,291	16,767
Total cost of revenues	177,760	163,202	155,972

Gross profit	102,959	87,404	79,931

Operating expenses:
Research and development	19,803	19,854	21,052
Selling	23,380	20,442	19,837
General and administrative	25,065	15,578	14,416
Intangible asset amortization	6,626	6,590	6,283
Total operating expenses	74,874	62,464	61,588

Operating income	28,085	24,940	18,343

Non-operating income (expense):
Investment income	1,871	224	42
Interest expense	(7,595)	(296)	(407)
Other expense	(20)	(68)	(67)
	(5,744)	(140)	(432)

Income before income taxes and equity in net loss of affiliate	22,341	24,800	17,911

Income tax provision	(4,572)	(8,292)	(6,108)

Income before equity in net loss of affiliate	17,769	16,508	11,803

Equity in net loss of affiliate	(829)	-	-

Net income	$16,940	$16,508	$11,803

Earnings per share:
Basic	$0.46	$0.46	$0.34
Diluted	$0.46	$0.45	$0.33

Shares used in computing earnings per share:
Basic	36,448	35,784	34,969
Diluted	36,950	36,530	36,023

Comprehensive income:
Net income	$16,940	$16,508	$11,803
Other comprehensive loss:
Foreign currency translation adjustment	(161)	-	-
Total comprehensive income	$16,779	$16,508	$11,803

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2013	35,041	$350	$202,368	$(85,104)	$(65)	$117,549
Net income				11,803		11,803
Stock-based compensation expense			2,924			2,924
Issuance of shares for restricted
stock awards	90	1	(1)			-
Shares issued on net share settlement
of equity awards	180	2	(3,059)			(3,057)
Exercise of stock options	548	6	3,922			3,928
Balances at February 28, 2014	35,859	359	206,154	(73,301)	(65)	133,147
Net income				16,508		16,508
Stock-based compensation expense			4,100			4,100
Issuance of shares for restricted
stock awards	106	1	(1)			-
Shares issued on net share settlement
of equity awards	117	1	(3,089)			(3,088)
Exercise of stock options	143	1	717			718
Balances at February 28, 2015	36,225	362	207,881	(56,793)	(65)	151,385
Net income				16,940		16,940
Stock-based compensation expense			5,854			5,854
Equity component of convertible senior
notes, net of tax			20,104			20,104
Purchase of note hedges, net of tax			(19,324)			(19,324)
Sale of warrants			15,991			15,991
Issuance of shares for restricted
stock awards	115	1	(1)			-
Shares issued on net share settlement
of equity awards	99	1	(2,626)			(2,625)
Exercise of stock options	228	3	1,280			1,283
Foreign currency translation adjustment					(161)	(161)
Balances at February 28, 2016	36,667	$367	$229,159	$(39,853)	$(226)	$189,447

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,940	$16,508	$11,803
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation expense	3,582	2,796	1,822
Intangible assets amortization expense	6,626	6,590	6,283
Stock-based compensation expense	5,854	4,100	2,924
Amortization of convertible debt issue costs and discount	5,201	-	-
Deferred tax assets, net	4,122	7,927	5,935
Unrealized gain on investment in LoJack common stock	(1,416)	-	-
Equity in net loss of affiliate	829	-	-
Other	(66)	247	339
Changes in operating assets and liabilities:
Accounts receivable	(1,515)	(11,058)	(11,401)
Inventories	1,935	(3,704)	(1,301)
Prepaid expenses and other assets	(280)	(2,076)	(594)
Accounts payable	926	3,504	7,522
Accrued liabilities	5,972	1,314	(1,449)
Deferred revenue	(1,310)	2,497	933
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,400	28,645	22,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	71,991	15,145	-
Purchases of marketable securities	(150,532)	(16,304)	(9,018)
Capital expenditures	(4,317)	(7,437)	(2,133)
Acquisitions net of cash acquired	(1,500)	-	(52,954)
Purchase of LoJack common stock	(4,050)	-	-
Purchase of equity investment in affiliate	(2,156)	-	-
Other	(110)	(55)	(71)
NET CASH USED IN INVESTING ACTIVITIES	(90,674)	(8,651)	(64,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	-	-
Payment of debt issuance costs	(5,291)	-	-
Purchase of convertible note hedges	(31,343)	-	-
Proceeds from issuance of warrants	15,991	-	-
Net repayments of bank term loan	-	-	(1,800)
Payment of acquisition-related note and contingent consideration	(2,037)	(2,673)	(1,579)
Taxes paid related to net share settlement of vested equity awards	(2,625)	(3,088)	(3,057)
Proceeds from exercise of stock options	1,283	718	3,928
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	148,478	(5,043)	(2,508)

Net change in cash and cash equivalents	105,204	14,951	(43,868)
Cash and cash equivalents at beginning of year	34,184	19,233	63,101
Cash and cash equivalents at end of year	$139,388	$34,184	$19,233

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

On March 18, 2016, we completed the acquisition of LoJack Corporation (“LoJack”). This strategic acquisition is consistent with our long-term growth strategy. CalAmp's leading portfolio of wireless connectivity devices, software, services and applications, combined with LoJack’s world-renowned brand, proprietary stolen vehicle recovery product, unique law enforcement network and strong relationships with auto dealers, heavy equipment providers and global licensees, will create a market leader that is well-positioned to drive the broad adoption of connected car solutions and vehicle telematics technologies and applications worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Delaware corporation) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Areas where significant judgments are made include, but are not necessarily limited to, allowance for doubtful accounts, inventory valuation, product warranties, deferred income tax asset valuation allowances, valuation of purchased intangible assets and other long-lived assets, stock-based compensation, and revenue recognition.

Fiscal Year

Effective at the end of fiscal 2015, the Company changed its fiscal year-end from a 52-53 week fiscal year ending on the Saturday that falls the closest to February 28 to a fiscal year ending on the last day of February. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. The actual period end dates are February 29, 2016, February 28, 2015 and March 1, 2014.

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

In addition to product sales, the Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company at independent data centers. The Company defers the recognition of revenue for the products that are sold with application subscriptions because the products are not functional without the application services. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over minimum contractual subscription periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

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

EchoStar accounts for essentially all of the revenue of CalAmp’s Satellite segment. EchoStar accounted for 14%, 15% and 21% of consolidated revenues in fiscal years 2016, 2015 and 2014, respectively. Subsequent to the end of fiscal 2016, EchoStar notified CalAmp that it will discontinue purchasing products from CalAmp at the end of the current product demand forecast as a result of its reduced demand for the products that CalAmp currently supplies. The Company is currently evaluating its Satellite business and expects that this portion of its operations will be discontinued during fiscal 2017. See Note 18 - Subsequent Events.

EchoStar accounted for 10% and 12% of consolidated net accounts receivable at February 28, 2016 and 2015, respectively. One customer of the Company’s Wireless DataCom segment accounted for 15% of consolidated net accounts receivable at both February 28, 2016 and 2015.

Some of the Company’s components, assemblies and electronic manufacturing services are purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 56%, 59% and 65% of the Company's total inventory purchases in fiscal years 2016, 2015 and 2014, respectively. As of February 28, 2016, this supplier accounted for 57% of the Company's total accounts payable. Another supplier accounted for 16% of the Company’s total inventory purchases in fiscal 2016 and 15% of the Company’s total accounts payable as of February 28, 2016.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its goodwill impairment test in the fourth quarter of each year. The Company did not recognize any impairment charges related to goodwill during fiscal years 2016, 2015 and 2014.

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

Warranty

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the consolidated balance sheets. See Note 13 for a table of annual increases in and reductions of the warranty reserve for the last three years.

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

Foreign Currency Translation and Accumulated Other Comprehensive Loss Account

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

The Company’s United Kingdom subsidiary uses the British pound, the local currency, as its functional currency. Its financial statements are translated into U.S. dollars using current or historical rates, as appropriate, with translation gains or losses included in the accumulated other comprehensive loss account in the stockholders’ equity section of the consolidated balance sheet. Cumulative foreign currency loss as of February 28, 2016 amounted to $161,000.

The aggregate foreign transaction exchange rate losses included in determining income before income taxes were $27,000, $53,000 and $62,000 in fiscal years 2016, 2015 and 2014, respectively.

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company may record adjustments to the tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. As permitted by ASU 2015-03, the Company early-adopted this standard with respect to the convertible senior unsecured notes issued in May 2015, as discussed further in Note 8.

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

Recently Issued Accounting Standards

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is continuing to evaluate the effect and methodology of adopting this new accounting guidance on its results of operations, cash flows and financial position.

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2016 presentation, with no effect on net earnings.

NOTE 2 – ACQUISITIONS

Crashboxx acquisition

On April 17, 2015, the Company acquired certain intangible assets from a company doing business as Crashboxx to advance its insurance telematics strategy for a cash payment of $1.5 million and future earn-out payments. The aggregate estimated fair value of the earn-out payments is $455,000 based on projected revenues over a period of 5 years of products and services incorporating the acquired technology. The Company acquired developed technology from Crashboxx with a fair value of $930,000 and paid a premium (i.e. goodwill) over the fair value of the identified assets acquired. The goodwill of $1,025,000 is primarily attributable to the benefit of the acquired proprietary automobile accident claims process automation technology. The goodwill arising from this acquisition is deductible for income tax purposes.

Radio Satellite Integrators acquisition

On December 18, 2013, the Company completed the acquisition of all outstanding capital stock of Radio Satellite Integrators, Inc. (“RSI”) for a cash payment at closing of $6.5 million and future earn-out payments based on post-acquisition sales and gross profit performance in the aggregate estimated fair value amount of $2.1 million that was paid quarterly over two years. RSI was a privately-held provider of fleet management solutions primarily to city and county government agencies for applications involving public works, waste management, transit and public safety.

Following is the purchase price allocation for RSI (in thousands):

Purchase price		$8,563
Less cash acquired		(382)
Net purchase price		8,181
Fair value of net assets acquired:
Current assets other than cash	$941
Customer lists	3,150
Developed technology	1,970
Other non-current assets	10
Current liabilities	(1,675)
Deferred tax liabilities, net	(1,768)
Total fair value of net assets acquired		2,628
Goodwill		$5,553

This goodwill is primarily attributable to the benefit of having an assembled workforce to address the Company’s governmental markets and the value that the Company expected to derive from RSI’s customer relationships beyond the current contractual terms of these service agreements. The goodwill arising from this acquisition is not deductible for income tax purposes.

Wireless Matrix acquisition

On March 4, 2013, the Company completed the acquisition of all outstanding capital stock of Wireless Matrix USA, Inc. (“Wireless Matrix”). Under the terms of the agreement, the Company acquired Wireless Matrix for a cash payment of $52.9 million. The assets acquired by the Company included cash of approximately $6.1 million. The Company funded the purchase price from the net proceeds of an equity offering in February 2013 of $44.8 million, the $3.2 million net proceeds from a bank term loan and cash on hand.

Following is the purchase price allocation for Wireless Matrix (in thousands):

Purchase price		$52,986
Less cash acquired		(6,149)
Net cash paid		46,837
Fair value of net assets acquired:
Current assets other than cash	$6,353
Deferred tax assets, net	9,437
Property and equipment	1,683
Customer lists	14,440
Developed technology	11,180
Other non-current assets	144
Current liabilities	(5,218)
Total fair value of net assets acquired		38,019
Goodwill		$8,818

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

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s financial instrument assets using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

	As of February 28, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$6,890	$-	$6,890	$6,890	$-	$-

Level 1:
LoJack common stock (1)	4,050	1,416	5,466	-	-	5,466
Mutual funds (2)	3,753	(383)	3,370	-	-	3,370

Level 2:
Repurchase agreements	130,900	-	130,900	130,900	-	-
Corporate bonds	82,300	(16)	82,284	1,556	80,728
Commercial paper	8,032	-	8,032	42	7,990	-

Total	$235,925	$1,017	$236,942	$139,388	$88,718	$8,836

	As of February 28, 2015
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$11,384	$-	$11,384	$11,384	$-	$-

Level 1:
Commercial paper	400	-	400	400	-	-
Mutual funds (2)	2,138	84	2,222	-	-	2,222

Level 2:
Repurchase agreements	22,400	-	22,400	22,400	-	-
Commercial paper	10,184	(7)	10,177	-	10,177	-
Total	$46,506	$77	$46,583	$34,184	$10,177	$2,222

(1)	The Company purchased 850,100 shares of LoJack common stock in the open market in November and December 2015, prior to entering into a definitive agreement to acquire 100% of LoJack. These shares are considered trading securities and were recorded at fair value at the end of fiscal 2016, resulting in a gain of $1.4 million that was recorded as investment income in the consolidated statement of comprehensive income.

(2)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. See Note 7 for additional information regarding the deferred compensation plan.

NOTE 4 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2016	2015
Raw materials	$14,145	$14,519
Work in process	180	361
Finished goods	2,406	3,786
	$16,731	$18,666

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2016	2015
Leasehold improvements	$1,815	$1,833
Plant equipment and tooling	12,541	13,355
Office equipment, computers and furniture	6,468	5,753
Software	9,789	7,439
	30,613	28,380
Less accumulated depreciation and amortization	(21,852)	(20,177)
	8,761	8,203
Fixed assets not yet in service	2,464	2,322
	$11,225	$10,525

Depreciation expense was $3,582,000, $2,796,000 and $1,822,000 in fiscal years 2016, 2015 and 2014, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill shown in the accompanying consolidated balance sheets is associated with the Company’s Wireless DataCom segment. Changes in goodwill are as follows (in thousands):

	Year Ended February 28,
	2016	2015
Balance at beginning of year	$15,483	$15,422
Crashboxx acquisition	1,025	-
Purchase price allocation adjustments	-	61
Balance at end of year	$16,508	$15,483

Other intangible assets are comprised as follows (in thousands):

		Gross				Accumulated Amortization				Net
	Amortization	February 28,			February 28,	February 28,			February 28,	February 28,
	Period	2015	Additions	Retirements	2016	2015	Expense	Retirements	2016	2016	2015
Supply contract	5 years	$2,220	$-	$-	$2,220	$1,247	$432	$-	$1,679	$541	$973
Developed technology	2-7 years	16,151	930	(3,001)	14,080	7,126	2,302	(3,001)	6,427	7,653	9,025
Tradename	7 years	2,130	13	-	2,143	1,217	305	-	1,522	621	913
Customer lists	5-7 years	19,438	-	(1,138)	18,300	7,949	3,547	(1,138)	10,358	7,942	11,489
Covenants not to compete	5 years	262	-	(92)	170	187	33	(92)	128	42	75
Patents	5 years	176	97	-	273	55	7	-	62	211	121
		$40,377	$1,040	$(4,231)	$37,186	$17,781	$6,626	$(4,231)	$20,176	$17,010	$22,596

Amortization expense of intangible assets was $6,626,000, $6,590,000 and $6,283,000 in fiscal years 2016, 2015 and 2014, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment. Estimated amortization expense in future fiscal years is as follows (in thousands):

Fiscal Year
2017	$6,689
2018	6,235
2019	2,890
2020	882
2021	174
Thereafter	140
$17,010

NOTE 7 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28,
	2016	2015
Investment in LoJack common stock	$5,466	$-
Deferred compensation plan assets	3,370	2,222
Equity investment in U.K. affiliate	1,167	-
Other	637	915
	$10,640	$3,137

In November and December 2015, prior to entering into a definitive agreement to acquire LoJack, CalAmp purchased 850,100 shares of LoJack common stock in the open market. These shares, which were purchased at an average cost of $4.76, were valued at $6.43 per share at the end of fiscal 2016, which was the closing price of LoJack’s common stock on February 28, 2016. The revaluation of these shares to fair value resulted in gain of $1.4 million that is included in Investment Income in the consolidated statement of comprehensive income.

The Company established a non-qualified deferred compensation plan in August 2013 in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or a date specified by the participant in accordance with the plan. The Company is informally funding the deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants for their compensation deferrals. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

In September 2015, the Company invested £1,400,000 or approximately $2,156,000 for a 49% minority ownership interest in Smart Driver Club Limited, a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since the Company has significant influence over the investee. The Company’s equity in the net loss of this affiliate amounted to $829,000 in fiscal 2016. The foreign currency translation adjustment for this equity investment amounted to $161,000 as of February 28, 2016 and is included as a component of other comprehensive income.

NOTE 8 – FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at February 28, 2016 or 2015.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At February 28, 2016, the Company was in compliance with its debt covenants under the credit facility. The credit facility also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the lender, at its option, to accelerate the loan. Among other provisions, the credit facility requires a lock-box and cash collateral account whereby cash remittances from the Company's customers are directed to the cash collateral account and which amounts are applied to reduce, if applicable, the outstanding revolving loan principal. Borrowings, if any, under the bank credit facility are secured by substantially all of the assets of the Company and its domestic subsidiaries.

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

The net proceeds from the sale of the Notes were approximately $167.2 million, net of issuance costs of $5.3 million. The Company used $15.4 million of the net proceeds from this offering to pay the cost of purchased convertible note hedges that was partially offset by the proceeds from the separate sale of warrants, as described below under “Note Hedge and Warrant Arrangements.” The Company has used, and expects to continue to use, the remaining net proceeds from the issuance of the Notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital.

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

The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of February 28, 2016, none of the conditions allowing holders of the Notes to convert have been met.

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

Balances attributable to the Notes consist of the following at February 28, 2016 (in thousands):

Principal	$172,500
Less: Unamortized debt discount	(29,002)
Unamortized debt issuance costs	(3,698)
Net carrying amount of the Notes	$139,800

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not marked to market each period. The approximate fair value of the Notes as of February 28, 2016 was $164 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

See Note 13 for information related to interest expense on the Notes.

Note Hedge and Warrant Arrangements

In connection with the sale of the Notes, the Company entered into privately negotiated note hedge transactions relating to 6.25 million shares of common stock with certain counterparties that include affiliates of some of the initial purchasers and other financial institutions (the “Hedge Counterparties”). The note hedges represent call options from the Hedge Counterparties with respect to $172.5 million aggregate principal amount of the Notes. The Company paid $31.3 million for the note hedges and as a result, $19.3 million, net of deferred tax effects, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

The note hedges cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the 6.25 million shares of the Company’s common stock that initially underlie the Notes. The note hedges are intended generally to reduce the potential dilution to the Company’s outstanding common stock and/or reduce the amount of any cash payments the Company is required to make in excess of the principal amount of any converted Notes upon any conversion of Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the note hedges, which is initially equal to $27.594, the same as the initial conversion price for the Notes. As of February 28, 2016, the Company had not received any common stock under the note hedges.

Separately, the Company also entered into privately negotiated warrant transactions with the Hedge Counterparties, giving them the right to acquire the same number of shares of common stock that underlie the Notes at a strike price of $39.42 per share, also subject to adjustment, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $19.71 on April 30, 2015, the date on which the Notes were priced. The warrants will be exercisable in equal installments for a period of 80 trading days beginning on August 15, 2020. The Company received a total amount of $16.0 million in cash proceeds from the sale and issuance of the warrants. As of February 28, 2016, the warrants had not been exercised and remain outstanding.

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

Contractual Cash Obligations

Following is a summary of the Company's contractual cash obligations as of February 28, 2016 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2017	2018	2019	2020	2021	Total
Convertible senior notes principal	$-	$-	$-	$-	$172,500	$172,500
Convertible senior notes stated interest	2,803	2,803	2,803	2,803	1,402	12,614
Operating leases	2,237	1,867	1,498	819	129	6,550
Purchase obligations	39,768	-	-	-	-	39,768
Other contractual commitments	3,470	-	-	-	-	3,470
Total contractual obligations	$48,278	$4,670	$4,301	$3,622	$174,031	$234,902

Purchase obligations consist primarily of inventory purchase commitments. Rent expense under operating leases was $2,179,000, $2,146,000 and $1,886,000 in fiscal years 2016, 2015 and 2014, respectively.

NOTE 9 – INCOME TAXES

The Company's income before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 28,
	2016	2015	2014
Domestic	$22,461	$24,684	$17,185
Foreign	(120)	116	726
Total income before income taxes and equity in net loss of affiliate	$22,341	$24,800	$17,911

The income tax provision consists of the following (in thousands):

	Year Ended February 28,
	2016	2015	2014
Current:
Federal	$(182)	$-	$-
State	(208)	(325)	(42)
Foreign	(60)	(49)	(45)
Total current	(450)	(374)	(87)

Deferred:
Federal	(4,331)	(8,134)	(6,346)
State	209	216	325
Total deferred	(4,122)	(7,918)	(6,021)

Total income tax provision	$(4,572)	$(8,292)	$(6,108)

Differences between the income tax provision reported in the consolidated statements of comprehensive income and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2016	2015	2014
Income tax provision at U.S. statutory federal rate of 35%	$(7,819)	$(8,680)	$(6,269)
State income tax provision, net of federal income tax effect	(833)	(867)	(770)
Foreign taxes	(102)	41	209
Valuation allowance reductions (increases)	2,541	250	(865)
Research and development tax credits	1,008	1,556	1,126
Other, net	633	(592)	461
Total income tax provision	$(4,572)	$(8,292)	$(6,108)

The components of net deferred income tax assets for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2016	2015
Net operating loss carryforwards	$10,660	$20,318
Depreciation, amortization and impairments	1,598	1,785
Research and development credits	9,747	8,738
Stock-based compensation	2,383	1,869
Other tax credits	917	635
Inventory reserve	502	484
Warranty reserve	752	697
Payroll and employee benefit accruals	2,421	1,797
Allowance for doubtful accounts	241	258
Other accrued liabilities	2,694	2,158
Other, net	(84)	242
Gross deferred tax assets	31,831	38,981
Valuation allowance	(1,618)	(4,159)
Net deferred tax assets	$30,213	$34,822

During fiscal 2016, the Company reduced the deferred tax assets valuation allowance by $2.5 million based on its assessment of the future realizability of the deferred tax assets. This valuation allowance reduction relates to state net operating loss carryforwards (“NOLs”) and federal research and development (“R&D”) tax credits that are projected to be used before their expiration dates.

At February 28, 2016, the Company had NOLs of approximately $53 million and $65 million for federal and state purposes, respectively, expiring at various dates through fiscal 2033. If certain substantial changes in the Company’s ownership were to occur, there could be an annual limitation on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2016, the Company had R&D tax credit carryforwards of $6.7 million and $6.3 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through 2036. A substantial portion of the state R&D tax credits have no expiration date.

As described further in Note 10, the Company has tax deductions on exercised stock options and vested restricted stock awards that exceed stock compensation expense amounts recognized for financial reporting purposes. These excess tax deductions, which amounted to $4.5 million, $6.5 million and $12.8 million in fiscal years 2016, 2015 and 2014, respectively, reduce current taxable income and thereby prolong the tax shelter period of the NOL and R&D tax credit carryforwards referred to above.

The Company follows FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal R&D tax credits of $1.0 million at February 28, 2016 for which the Company has not yet recognized an income tax benefit for financial reporting purposes.

Activity in the amount of unrecognized tax benefits for uncertain tax positions during the past three years is as follows (in thousands):

Balance at February 28, 2013	$1,089
Decrease in fiscal 2014	(60)
Balance at February 28, 2014	1,029
Change in fiscal 2015	-
Balance at February 28, 2015	1,029
Change in fiscal 2016	-
Balance at February 28, 2016	$1,029

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, United Kingdom and New Zealand. Income tax returns filed for fiscal year 2011 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2012 through 2016 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Income tax returns for fiscal years 2012 through 2016 remain open to examination by tax authorities in Canada.

The Company also has deferred tax assets for Canadian income tax purposes amounting to $3.1 million at February 28, 2016 which relate primarily to research and development expenses and non-capital loss carryforwards. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets.

NOTE 10 – STOCKHOLDERS' EQUITY

Equity Awards

Under the Company's 2004 Incentive Stock Plan (the 2004 Plan), which was adopted on July 30, 2004 and was amended effective July 30, 2009 and July 29, 2014, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock. To date, stock options, restricted stock, PSUs, RSUs and bonus stock have been granted under the 2004 Plan. Options are generally granted with exercise prices equal to market value on the date of grant. All option grants expire 10 years after the date of grant.

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

The following table summarizes stock option activity for fiscal years 2016, 2015 and 2014 (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2013	1,656	$5.53

Granted	56	15.14
Exercised	(611)	7.28
Forfeited or expired	(8)	4.53
Outstanding at February 28, 2014	1,093	5.04

Granted	61	17.47
Exercised	(143)	5.01
Forfeited or expired	(4)	6.88
Outstanding at February 28, 2015	1,007	5.80

Granted	82	17.54
Exercised	(228)	5.62
Forfeited or expired	(1)	1.80
Outstanding at February 28, 2016	860	$6.96

Exercisable at February 28, 2016	688	$4.66

The weighted average fair value for stock options granted in fiscal years 2016, 2015 and 2014 was $9.39, $11.02 and $9.43, respectively. The fair value of options at the grant date was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2016	2015	2014
Expected life (years) (1)	6	6	6
Expected volatility (2)	56%	70%	69%
Risk-free interest rates (3)	1.8%	1.9%	1.7%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.
(2)	The expected volatility is estimated based on historical volatility of the Company's stock price.
(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2016 was 4.7 years and $9.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2016 was 3.7 years and $9.4 million, respectively.

During fiscal 2014, upon the net share settlement exercise of 62,899 options held by four directors of the Company, the Company retained 37,417 shares to cover the aggregate option exercise price.

Changes in the Company's outstanding restricted stock shares, PSUs and RSUs during fiscal years 2016, 2015 and 2014 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 28, 2013	1,338	$4.40

Granted	312	15.58
Vested	(592)	3.83
Forfeited	(34)	7.88
Outstanding at February 28, 2014	1,024	8.02

Granted	365	17.92
Vested	(471)	6.28
Forfeited	(32)	11.69
Outstanding at February 28, 2015	886	12.90

Granted	517	17.75
Vested	(407)	9.97
Forfeited	(43)	15.55
Outstanding at February 28, 2016	953	$16.66

The Company retained 147,335 shares, 175,176 shares and 203,383 shares of the vested restricted stock and RSUs to cover the minimum required statutory amount of withholding taxes in fiscal years 2016, 2015 and 2014, respectively.

Stock-based compensation expense during fiscal years 2016, 2015 and 2014 is included in the following captions of the consolidated statements of comprehensive income (in thousands):

	Year Ended February 28,
	2016	2015	2014
Cost of revenues	$229	$241	$191
Research and development	781	613	516
Selling	1,208	591	360
General and administrative	3,636	2,655	1,857
	$5,854	$4,100	$2,924

As of February 28, 2016, there was $13.4 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

As of February 28, 2016, there were 2,025,714 award units in the 2004 Plan that were available for grant.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

Total cash received as a result of option exercises was $1,283,000, $718,000 and $3,928,000 in fiscal years 2016, 2015 and 2014, respectively. The aggregate fair value of options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $9,078,000, $9,900,000 and $17,532,000 for fiscal years 2016, 2015 and 2014, respectively. In connection with these option exercises and vested restricted stock and RSU awards, the excess stock compensation tax deductions were $4,531,000, $6,515,000 and $12,781,000 for fiscal years 2016, 2015 and 2014, respectively. The Company has elected a policy of applying the “with-and-without” approach to determine the realized tax benefits for financial reporting purposes. Under this policy, none of the current year excess deductions are deemed to reduce regular taxes payable because the Company’s NOL carryforwards are deemed to reduce taxes payable prior to the utilization of any excess tax deductions from the exercise of stock options and vesting of restricted stock and RSU awards. The excess tax deductions when realized by the Company for financial reporting purposes under the with-and-without approach will be recorded as an increase in additional paid-in capital in the consolidated balance sheet and will be classified as cash flows from financing activities rather than cash flows from operating activities in the consolidated cash flow statement.

NOTE 11 – EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to their respective participation rights in undistributed earnings. The Company’s unvested restricted stock awards which contain nonforfeitable rights to dividends are considered participating securities. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended February 28,
	2016	2015	2014
Net income	$16,940	$16,508	$11,803

Basic weighted average number of common
shares outstanding	36,448	35,784	34,969
Effect of stock options and restricted stock units
computed on treasury stock method	502	746	1,054
Diluted weighted average number of common
shares outstanding	36,950	36,530	36,023

Earnings per share:
Basic	$0.46	$0.46	$0.34
Diluted	$0.46	$0.45	$0.33

Shares subject to anti-dilutive stock options and restricted stock-based awards of 199,000, 159,000 and 57,000 at February 28, 2016, 2015 and 2014, respectively, were excluded from the calculations of diluted earnings per share for the years then ended.

The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value, if any, in excess of the principal amounts of the Notes would be included in diluted earnings per share. During fiscal 2016 from the time of the issuance of Notes, the average market price of the Company’s common stock was less than the $27.594 initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) employee savings plan in the U.S. and a similar retirement savings plan in New Zealand in which all employees of these respective countries are eligible to participate. The Company may make matching contributions to the savings plans as authorized by the Board of Directors. The matching contribution in the U.S. savings plan is currently equal to a 100% match of the first 3% of participants’ compensation contributed to the plans plus a 50% match of the next 2% contributed by the participants. The New Zealand savings plan provides for matching contributions equal to the first 3% of participants’ compensation contributed to the plan. The Company recorded expense for the matching contributions of $1,169,000, $1,059,000 and $733,000 in fiscal years 2016, 2015 and 2014, respectively.

NOTE 13 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other non-current liabilities consist of the following (in thousands):

	February 28,
	2016	2015
Deferred compensation plan liability	$3,392	$2,246
Deferred revenue	1,070	1,652
Deferred rent	559	329
Acquisition-related contingent consideration	530	-
	$5,551	$4,227

See Note 7 for information related to non-qualified deferred compensation plan.

The acquisition-related contingent consideration at February 28, 2016 is comprised of the estimated earn-out of $530,000 payable to the sellers in conjunction with the April 2015 acquisition of Crashboxx. See Note 2 for additional information related to this acquisition.

Supplemental Income Statement Information

Investment income consists of the following (in thousands):

	Year Ended February 28,
	2016	2015	2014
Investment income on cash equivalents and marketable securities	$814	$58	$42
Investment income (loss) on Rabbi Trust assets	(359)	166	-
Unrealized gain on investment in LoJack common stock	1,416	-	-
Total investment income	$1,871	$224	$42

Interest expense consists of the following (in thousands):

	Year Ended February 28,
	2016	2015	2014
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$2,268	$-	$-
Amortization of note discount	4,613	-	-
Amortization of debt issue costs	588	-	-
	7,469	-	-
Other interest expense	126	296	407
Total interest expense	$7,595	$296	$407

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Year Ended February 28,
	2016	2015	2014
Interest expense paid	$1,512	$12	$117
Income tax paid	$451	$347	$35

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended February 28,
	2016	2015	2014
Acquisition of Crashboxx in April 2015:
Accrued liability for earn-out consideration	$455	$-	$-

Valuation and Qualifying Accounts

Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)
	beginning	to costs and		Balance at
	of year	expenses	Deductions	end of year
Allowance for doubtful accounts:
Fiscal 2014	$461	$353	$(53)	$761
Fiscal 2015	761	188	(276)	673
Fiscal 2016	673	170	(221)	622

Warranty reserve:
Fiscal 2014	$1,328	$881	$(693)	$1,516
Fiscal 2015	1,516	1,333	(1,030)	1,819
Fiscal 2016	1,819	1,015	(942)	1,892

Deferred tax assets valuation allowance:
Fiscal 2014	$3,959	$890	$-	$4,849
Fiscal 2015	4,849	150	(840)	4,159
Fiscal 2016	4,159	-	(2,541)	1,618

The warranty reserve is included in the Other Current Liabilities in the consolidated balance sheets.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases facilities in California, Minnesota, Virginia and New Zealand. The Company also leases certain manufacturing equipment and office equipment under operating lease arrangements. A summary of future payments of operating lease commitments is included in the contractual cash obligations table in Note 8.

NOTE 15 – LEGAL PROCEEDINGS

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC, (Omega), a non-practicing entity, also known as a patent-assertion entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents asserted by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.9 million, for which CalAmp recorded a full accrual for this liability in the fiscal 2016 fourth quarter. Following trial, Omega made a motion seeking enhanced damages and requesting the court to exercise its discretion to treble damages and assess attorney’s fees. The Company’s responsive motion is pending, and the judge’s ruling has not yet been rendered. CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. In addition to its appeal, CalAmp is seeking to invalidate a number of Omega’s patents in actions filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict, the Company continues to believe that its products do not infringe Omega’s patents and that it will prevail on appeal. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows and results of operations. Furthermore, if an injunction is issued by the court, we could be prevented from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

NOTE 16 – SEGMENT AND GEOGRAPHIC DATA

The Company’s business activities are organized into its Wireless DataCom and Satellite business segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including homogeneity of products, technology, delivery channels and similar economic characteristics. Information about each segment’s business and the products and services that generate each segment’s revenue is described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Information by business segment is as follows (in thousands, except percentages):

	Year ended February 28, 2016				Year ended February 28, 2015
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$241,387	$39,332		$280,719	$213,119	$37,487		$250,606
Gross profit	$91,976	$10,983		$102,959	$77,899	$9,505		$87,404
Gross margin	38.1%	27.9%		36.7%	36.6%	25.4%		34.9%
Operating income	$28,148	$6,417	$(6,480)	$28,085	$23,833	$5,017	$(3,910)	$24,940

	Year ended February 28, 2014
	Operating Segments
	Wireless		Corporate
	DataCom	Satellite	Expenses	Total
Revenues	$187,012	$48,891		$235,903
Gross profit	$70,114	$9,817		$79,931
Gross margin	37.5%	20.1%		33.9%
Operating income	$16,324	$5,642	$(3,623)	$18,343

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

The Company’s revenues were derived mainly from customers in the United States, which represented 83%, 79% and 81% of consolidated revenues in fiscal years 2016, 2015 and 2014, respectively. No single foreign country accounted for more than 6% of the Company’s revenue in fiscal years 2016, 2015 or 2014.

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2016 and 2015 (in thousands, except percentages and per share data). The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. The Company derived this data from the unaudited consolidated interim financial statements that, in the Company’s opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

	Fiscal 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$65,429	$69,808	$74,675	$70,807	$280,719
Gross profit	23,526	25,303	26,574	27,556	102,959
Gross margin	36.0%	36.2%	35.6%	38.9%	36.7%
Net income	4,059	3,499	3,876	5,506	16,940
Earnings per diluted share	0.11	0.10	0.10	0.15	0.46

	Fiscal 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$58,981	$59,210	$63,225	$69,190	$250,606
Gross profit	20,219	20,496	22,104	24,585	87,404
Gross margin	34.3%	34.6%	35.0%	35.5%	34.9%
Net income	2,693	3,278	4,021	6,516	16,508
Earnings per diluted share	0.07	0.09	0.11	0.18	0.45

The net income in the fiscal 2016 fourth quarter includes acquisition expenses of $2.0 million related to the acquisition of LoJack, an unrealized gain on investment in LoJack common stock of $1.4 million, a litigation provision of $2.9 million, and an income tax benefit of $2.4 million primarily attributable to the reduction of the deferred tax assets valuation allowance and the recognition of federal R&D tax credits. The LoJack acquisition is discussed in Note 18. The loss contingency from litigation is described in Note 15 – Legal Proceedings.

NOTE 18 – SUBSEQUENT EVENTS

LoJack Acquisition

As of March 15, 2016, the Company acquired effective control of LoJack through a tender offer process that resulted in CalAmp owning 80.2% of LoJack’s outstanding shares of common stock, for which it paid a purchase price per share of $6.45. Three days later on March 18, 2016, CalAmp completed the acquisition of LoJack by effecting a merger in which the LoJack shares not validly tendered were canceled and converted into the right to receive the merger consideration of $6.45 per share. As a result, LoJack became a wholly-owned subsidiary of the Company. The Company funded the acquisition from on-hand cash, cash equivalents and marketable securities. The total purchase price was $130.7 million, which included the $5.5 million fair value of the 850,100 shares of LoJack common stock that CalAmp purchased in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

The acquisition will be accounted for as business combination. Since the closing of this acquisition occurred subsequent to the Company’s fiscal year-end, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The Company will include the preliminary purchase price allocation in the first quarter of fiscal 2017. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

Cessation of Key Customer Relationship

Subsequent to the end of fiscal 2016, EchoStar notified CalAmp that, as a result of a consolidation of its supplier base in specific areas of its business to better align with its future requirements and its reduced demand for the products that we currently supply, it has determined that it will discontinue purchasing products from CalAmp at the end of the current product demand forecast. EchoStar’s current product demand forecast extends through August 2016. As a result of EchoStar’s decision, CalAmp expects sales to this customer will cease after the second quarter of fiscal 2017. CalAmp is currently evaluating its Satellite business, but in light of the fact that EchoStar accounts for essentially all of the revenue of the Satellite segment, CalAmp expects that this portion of its operations will be discontinued during fiscal 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 29, 2016, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

The Company’s management has assessed the effectiveness of the Company's internal control over financial reporting as of February 29, 2016. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management of the Company has concluded that as of February 29, 2016 the Company's internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of February 29, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CalAmp Corp.
Irvine, California

We have audited CalAmp Corp.’s internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CalAmp Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CalAmp Corp. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CalAmp Corp. as of February 29, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated April 19, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
April 19, 2016

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On April 14, 2016, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2017 executive officer incentive compensation plan. The individuals covered by the fiscal 2017 executive officer incentive compensation plan are:

●	Michael Burdiek	President and Chief Executive Officer
●	Richard Vitelle	Executive Vice President, CFO and Secretary/Treasurer
●	Garo Sarkissian	Senior Vice President, Corporate Development

Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 150%, respectively, of his annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 65% and 120%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 55% and 110%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation, amortization and certain other adjustments (Adjusted EBITDA) for fiscal 2016.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

The following information required by this Item will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2016 and is incorporated herein by this reference:

●	Information regarding directors of the Company.
●	Information regarding the Company's Audit Committee and designated “audit committee financial experts”.
●	Information on the Company's “Code of Business Conduct and Ethics” for directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the caption “Executive Compensation” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2016 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the caption “Stock Ownership” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2016 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2016 is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth under the caption “Independent Public Accountants” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2016 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Reports of Independent Registered Public Accounting Firms	30-31

Consolidated Balance Sheets	32

Consolidated Statements of Comprehensive Income	33

Consolidated Statements of Stockholders' Equity	34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36

2.	Financial Statements Schedules:

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

3.	Exhibits

Exhibits required to be filed as part of this report are:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of February 1, 2016, by and among LoJack Corporation, CalAmp Corp. and Lexus Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K dated February 1, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2014).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-Q for the period ended August 31, 2014).

4.1	Indenture, dated May 6, 2015, between CalAmp Corp and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

4.2	Form of 1.625% Convertible Senior Notes due May 15, 2020 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.	Material Contracts:

(i) Other than Compensatory Plans or Arrangements:

10.1	Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the year ended February 28, 2011).

10.3	Second Amendment to building lease dated November 5, 2015 between the Company and PR 1401 Rice, LLC (successor in interest to Sunbelt Enterprises) for facility in Oxnard, California.

10.4	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.5	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.6	Amendment dated March 24, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

10.7	Amendment dated December 22, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

10.8	Amendment dated August 15, 2011 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 15, 2011).

10.9	Amendment dated March 1, 2013 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s principal domestic subsidiary (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated March 1, 2013).

10.10	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.11	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.12	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.13	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.14	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.15	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.16	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.17	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.18	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.19	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.20	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.21	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.22	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.23	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.24	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.25	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.26	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 16, 2014).

10.27	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended February 28, 2004).

10.28	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.29	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

10.30	Form of amendment to executive officer employment agreement dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

10.31	Amendments to executive officer employment agreements dated June 12, 2013 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 14, 2013).

10.32	Amendment No. 2 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.33	Amendment No. 3 to Employment Agreement between the Company and Richard Vitelle dated May 31, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.34	Amendment No. 3 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

21	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

23.2	Consent of SingerLewak LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2016, 2015 and 2014, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2016.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A.J. Moyer	Chairman of the Board of Directors	April 19, 2016
A.J. Moyer

/s/ Kimberly Alexy	Director	April 19, 2016
Kimberly Alexy

/s/ Jeffery Gardner	Director	April 19, 2016
Jeffery Gardner

/s/ Amal Johnson	Director	April 19, 2016
Amal Johnson

/s/ Jorge Titinger	Director	April 19, 2016
Jorge Titinger

/s/ Larry Wolfe	Director	April 19, 2016
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	April 19, 2016

/s/ Richard Vitelle	Executive Vice President, CFO and Secretary/
Richard Vitelle	Treasurer (principal accounting and
	financial officer)	April 19, 2016