Form 10-Q
period 2016-05-31
CalAmp Corp.
filed 2016-06-29
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

(949) 600-5600
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of June 24, 2016 was 36,750,232.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; amounts in thousands, except par value)

	May 31,	February 29,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$67,490	$139,388
Short-term marketable securities	50,140	88,718
Accounts receivable, less allowance for doubtful accounts of $680
and $622 at May 31, 2016 and February 29, 2016, respectively	69,390	49,432
Inventories	27,650	16,731
Prepaid expenses and other current assets	7,221	4,498
Total current assets	221,891	298,767

Property, equipment and improvements, net of
accumulated depreciation and amortization	19,306	11,225
Deferred income tax assets	28,076	30,213
Goodwill	66,880	16,508
Other intangible assets, net	78,740	17,010
Other assets	10,696	10,640
	$425,589	$384,363
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,141	$24,938
Accrued payroll and employee benefits	10,833	6,814
Deferred revenue	16,823	9,438
Other current liabilities	18,843	8,375
Total current liabilities	82,640	49,565

1.625% convertible senior unsecured notes	141,499	139,800
Other non-current liabilities	12,624	5,551
Total liabilities	236,763	194,916

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,749 and 36,667 shares issued and outstanding
at May 31, 2016 and February 29, 2016, respectively	367	367
Additional paid-in capital	231,704	229,159
Accumulated deficit	(42,512)	(39,853)
Accumulated other comprehensive loss	(733)	(226)
Total stockholders' equity	188,826	189,447
	$425,589	$384,363

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	May 31,
	2016	2015
Revenues:
Products	$76,421	$54,797
Application subscriptions and other services	14,726	10,632
Total revenues	91,147	65,429

Cost of revenues:
Products	48,889	37,337
Application subscriptions and other services	7,424	4,566
Total cost of revenues	56,313	41,903

Gross profit	34,834	23,526

Operating expenses:
Research and development	6,091	4,565
Selling	11,308	5,498
General and administrative	15,983	4,775
Intangible asset amortization	3,490	1,644
Total operating expenses	36,872	16,482

Operating income (loss)	(2,038)	7,044

Non-operating income (expense):
Investment income	453	28
Interest expense	(2,424)	(648)
Other income (expense)	543	(11)
	(1,428)	(631)

Income (loss) before income taxes and equity in net loss of affiliate	(3,466)	6,413

Income tax benefit (provision)	1,119	(2,354)

Income (loss) before equity in net loss of affiliate	(2,347)	4,059

Equity in net loss of affiliate	(312)	-

Net income (loss)	$(2,659)	$4,059

Earnings (loss) per share:
Basic	$(0.07)	$0.11
Diluted	$(0.07)	0.11

Shares used in computing earnings (loss) per share:
Basic	36,699	35,964
Diluted	36,699	36,666

Comprehensive income (loss):
Net income (loss)	$(2,659)	$4,059
Other comprehensive income (loss):
Foreign currency translation adjustment	(515)	-
Unrealized gain on equity investment in French licensee, net of tax	8	-
Total comprehensive income (loss)	$(3,166)	$4,059

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Three Months Ended
	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,659)	$4,059
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	1,821	792
Intangible assets amortization expense	3,490	1,644
Stock-based compensation expense	1,984	1,220
Amortization of convertible debt issue costs and discount	1,699	450
Deferred tax assets, net	(1,494)	2,181
Equity in net loss of affiliate	312	-
Impairment of internal use software	1,364	-
Changes in operating assets and liabilities:
Accounts receivable	4,779	2,845
Inventories	2,442	2,623
Prepaid expenses and other assets	(259)	9
Accounts payable	(1,032)	1,922
Accrued liabilities	(10,724)	(164)
Deferred revenue	6,599	(1,253)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,322	16,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	38,578	4,389
Purchases of marketable securities	-	(87,084)
Capital expenditures	(1,620)	(1,264)
Acquisition of Crashboxx	-	(1,500)
Acquisition of LoJack, net of cash acquired	(116,982)	-
Advances to affiliate	(737)	-
Other	(20)	-
NET CASH USED IN INVESTING ACTIVITIES	(80,781)	(85,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	-	172,500
Payment of debt issuance costs	-	(5,276)
Purchase of convertible note hedges	-	(31,343)
Proceeds from issuance of warrants	-	15,991
Payment of acquisition-related note and contingent consideration	-	(625)
Taxes paid related to net share settlement of vested equity awards	(160)	(7)
Proceeds from exercise of stock options	721	137
NET CASH PROVIDED BY FINANCING ACTIVITIES	561	151,377

Net change in cash and cash equivalents	(71,898)	82,246
Cash and cash equivalents at beginning of period	139,388	34,184
Cash and cash equivalents at end of period	$67,490	$116,430

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2016 AND 2015

NOTE 1 -	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (“CalAmp” or the “Company”) is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

In March 2016, the Company completed the acquisition of all outstanding common stock of LoJack Corporation (“LoJack”), a global leader in security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. See Note 2 for a description of this acquisition.

The Company's satellite products are sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. In April, 2016, EchoStar notified us that it will stop purchasing products from CalAmp as a result of a consolidation of its supplier base and reduced demand for the products that we currently supply. Consequently, we expect that our Satellite business will cease operations at or around the end of August 2016.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 20, 2016.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at May 31, 2016 and its results of operations for the three months ended May 31, 2016 and 2015. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

In addition to product sales, the Company provides Software as a Service (SaaS) subscriptions for its fleet management and automotive telematics applications through which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company. Generally, the Company defers the recognition of revenue for the products that are sold with application subscriptions because the products are not functional without the application services. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over minimum contractual subscription periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized ratably over the renewal term.

The Company generally recognizes revenue on LoJack product sales with no continuing obligations upon installation. Revenue relating to sales made to the Company’s third party installation partners, who purchase the Company’s products and perform installations themselves, is recognized upon shipment, which is prior to the installation of the related products in the consumer’s vehicle. Revenue from the sales of products and components to international licensees is recognized upon shipment to the licensee or when payment becomes reasonably assured, whichever is later.

Revenue relating to the sale of LoJack service contracts is recognized over the life of the contract. The purchase of an initial service contract is a requirement at the time the consumer purchases a LoJack Unit in Italy. The service contracts, which are sold separately from the LoJack hardware, are offered in terms ranging from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option.

The Company offers several types of contractual extended warranties. For those warranties for which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes payments for these contracts in revenue at the time of sale. For those warranty products to which the Company is the primary obligor, revenue is deferred and is recognized over the term of the warranties, determined to be equivalent to the estimated life of new vehicle ownership, which is estimated to be five years. For the majority of extended warranty contracts originated after 2011, the Company recognizes revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.

For those warranties for which a third party, and not the Company, is the primary obligor, the Company records revenue on a gross basis, with related unit costs being included in cost of goods sold. The Company considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, the Company has latitude in establishing price; it can change the product offering; it has discretion in supplier selection; it is involved in the determination of product or service specifications; it bears the credit risk; and the amount that it earns on each contract is not fixed.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update is intended to provide simplification of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of this revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. ASU 2014-09 must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is continuing to evaluate the effect and methodology of adopting this accounting standard on its results of operations, cash flows and financial position.

NOTE 2 – LOJACK ACQUISITION

In March 2016, the Company completed the acquisition of all outstanding common stock of LoJack. As a result of the acquisition, LoJack became a wholly-owned subsidiary of CalAmp and is consolidated with the Company’s financial statements as of March 15, 2016 as a component of the Company’s Wireless DataCom business segment. The Company funded the acquisition from cash on hand. The total purchase price was $131.7 million, which included the $5.5 million fair value of the 850,100 shares of LoJack common stock that CalAmp purchased in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

Pursuant to the Company's business combinations accounting policy, the Company estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations. The Company's estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, deferred income taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period. The following is the preliminary purchase price allocation for LoJack (in thousands):

Purchase price		$131,735
Less cash acquired, net of debt assumed		(9,287)
Net cash paid		122,448
Fair value of net assets acquired:
Current assets other than cash	$41,986
Property and equipment	9,646
Developed technology	8,200
Tradename	35,500
Customer lists	4,650
Dealer relationships	16,850
Other non-current assets	4,180
Deferred tax liability	(3,631)
Current liabilities	(34,218)
Non-current liabilities	(11,087)
Total fair value of net assets acquired		72,076
Goodwill		$50,372

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company believes the acquisition aligns with CalAmp’s strategy to deliver innovative, next generation connected vehicle telematics technologies, thereby accelerating the Company’s strategic roadmap in this large and fast growing market. The Company believes that combining CalAmp's leading portfolio of wireless connectivity devices, software, services and applications, with LoJack’s world-renowned brand, proprietary stolen vehicle recovery product, unique law enforcement network and strong relationships with auto dealers, heavy equipment providers and global licensees, will create a market leader that is well-positioned to drive the broad adoption of connected vehicle telematics technologies and applications worldwide. The combined enterprise will offer customers access to integrated, turnkey offerings that enable a multitude of high value applications encompassing vehicle security and enhanced driver safety. Furthermore, the combination of CalAmp’s and LoJack’s technology offerings is expected to provide global customers with connected vehicle applications to help ensure that retail auto dealers remain competitive and relevant in today’s rapidly evolving markets.

The goodwill arising from the LoJack acquisition is not deductible for income tax purposes.

The fair value of the LoJack trade receivables at March 15, 2016 was $24.7 million, comprised of a gross contractual amount of $25.8 million net of receivables of $1.1 million not expected to be collected.

In connection with the acquisition of LoJack, the Company has assumed liabilities related to quality assurance programs, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation described above. The fair value of inventories acquired included an acquisition accounting fair market value step-up of $4.6 million. In the three months ended May 31, 2016, the Company recognized $4.0 million as a component of cost of revenue that reflects the extent to which the inventory that was subject to step-up was sold to the Company’s customers in such period. Included in inventory as of May 31, 2016 was $0.6 million relating to the remaining fair value step-up associated with the LoJack acquisition.

Acquisition and integration-related costs of $3.5 million were included in selling, general, and administrative expenses in the Company's statement of comprehensive income (loss) for the three months ended May 31, 2016.

Revenues of LoJack included in the consolidated statements of operations for the three months ended May 31, 2016 were $27.9 million. Post-acquisition earnings of LoJack on a standalone basis are impracticable to determine, as on the acquisition date we began to immediately integrate LoJack into CalAmp’s existing operations.

The following is unaudited pro forma consolidated financial information for CalAmp presented as if the acquisition had occurred on March 1, 2015.

(in thousands except per share amounts)

	Pro Forma
	Three Months Ended
	May 31,
	2016	2015
Revenues	$96,401	$98,490
Net income (loss)	$3,321	$(1,230)

Earnings (loss) per share:
Basic	$0.09	$(0.03)
Diluted	$0.09	$(0.03)

Shares used in computing earnings per share:
Basic	36,699	35,964
Diluted	37,173	35,964

The following adjustments were included in the unaudited pro forma financial information:

	Pro Forma
	Three Months Ended
	May 31,
	2016	2015
LoJack standalone net income:
From March 1 to March 14, 2016	$973	$-
For three months ended June 30, 2015		1,188
Increase (decrease) in revenue for fair valuation of
deferred revenue	581	(581)
(Increase) decrease in costs and expenses:
Amortization of inventory step-up	4,010	(4,010)
Amortization of intangible assets and depreciation of
property, equipment and improvements acquired	(309)	(1,851)
Acquisition and integration expenses	3,539	(3,195)
Net increase (decrease) in pretax income (loss)	8,794	(8,449)
Income tax effects	(2,814)	3,160
Change in net income	5,980	(5,289)
Net income (loss) as reported	(2,659)	4,059
Pro forma net income (loss)	$3,321	$(1,230)

The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had LoJack been included in the Company's historical consolidated financial statements for the three months ended May 31, 2016 and 2015. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes the Company’s financial instrument assets using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

	As of May 31, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$32,517	$-	$32,517	$32,517	$-	$-

Level 1:
Commercial paper	73	-	73	73	-	-
Mutual funds (1)	4,781	(83)	4,698	-	-	4,698
Equity investment in
French licensee (2)	296	14	310	-	-	310

Level 2:
Repurchase agreements	34,900	-	34,900	34,900	-	-
Corporate bonds	50,148	(8)	50,140	-	50,140	-

Total	$122,715	$(77)	$122,638	$67,490	$50,140	$5,008

	As of February 29, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$6,890	$-	$6,890	$6,890	$-	$-

Level 1:
Mutual funds (1)	3,753	(383)	3,370	-	-	3,370
LoJack common stock (3)	4,050	1,416	5,466	-	-	5,466

Level 2:
Repurchase agreements	130,900	-	130,900	130,900	-	-
Corporate bonds	82,300	(16)	82,284	1,556	80,728
Commercial paper	8,032	-	8,032	42	7,990	-

Total	$235,925	$1,017	$236,942	$139,388	$88,718	$8,836

(1)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

(2)	The equity investment in a French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange. The related unrealized gains or losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

(3)	The Company purchased 850,100 shares of LoJack common stock in the open market in November and December 2015, prior to entering into a definitive agreement to acquire 100% of LoJack’s common stock. These shares were considered trading securities and were recorded at fair value as of February 29, 2016.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 29,
	2016	2016
Raw materials	$15,233	$14,145
Work in process	643	180
Finished goods	11,774	2,406
	$27,650	$16,731

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Balance at beginning of period	$16,508	$15,483
Acquisition of LoJack	50,372	-
Acquisition of Crashboxx	-	1,025
Balance at end of period	$66,880	$16,508

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net

	Amortization	Feb. 29,		May 31,	Feb. 29,		May 31,	May 31,	Feb. 29,
	Period	2016	Additions	2016	2016	Expense	2016	2016	2016
Supply contract	5 years	$2,220		$2,220	$1,679	$108	$1,787	$433	$541
Developed technology	2-7 years	14,080	8,200	22,280	6,427	923	7,350	14,930	7,653
Tradenames	7-10 years	2,143	35,500	37,643	1,522	816	2,338	35,305	621
Customer lists	5-7 years	18,300	4,650	22,950	10,358	1,128	11,486	11,464	7,942
Dealer relationships	7 years	-	16,850	16,850	-	501	501	16,349	-
Covenants not to compete	5 years	170		170	128	9	137	33	42
Patents	5 years	273	20	293	62	5	67	226	211
		$37,186	$65,220	$102,406	$20,176	$3,490	$23,666	$78,740	$17,010

Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2017 (remainder)	$11,590
2018	15,000
2019	11,654
2020	9,647
2021	7,824
Thereafter	23,025
$78,740

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 29,
	2016	2016
Deferred compensation plan assets	$4,698	$3,370
Investment in international licensees	2,351	-
Equity investment in and loans to U.K. affiliate	1,644	1,167
Other	2,003	637
Investment in LoJack common stock	-	5,466
	$10,696	$10,640

Included in the assets acquired from LoJack are investments in international licensees at LoJack’s carrying cost of $2,351,000 consisting of a 12.5% equity interest in LoJack’s Mexican licensee, totaling $1,541,000, a 17.5% equity interest in LoJack’s Benelux licensee, totaling $500,000, and a 5.5% interest in LoJack’s French licensee, totaling $310,000. The Company has not yet obtained all information required to complete the valuation of the Mexican and Benelux investments. The investment in LoJack’s French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date.

Equity investment and loans to the Company’s U.K. affiliate of $1,644,000 includes a 49% equity interest in and loans to Smart Driver Club Limited. The investment is accounted for under the equity method since the Company has significant influence over the investee. The Company’s equity in the net loss of this affiliate amounted to $312,000 in the quarter ended May 31, 2016. In May 2016, the Company made an interest bearing loan of $737,000 to Smart Driver Club Limited at an annual interest rate of 8%, with principal and all unpaid interest due May 19, 2020.

LoJack became a wholly-owned subsidiary of the Company in March 2016, at which time the investment of $5.5 million as of February 29, 2016 became part of the purchase price of the LoJack acquisition, as described in Note 2.

NOTE 7 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at May 31, 2016 or February 29, 2016.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At May 31, 2016, the Company was in compliance with its debt covenants under the credit facility.

1.625% Convertible Senior Unsecured Notes

As of May 31, 2016, the Company had $172.5 million aggregate principal amount of convertible senior unsecured notes (the “Notes”) outstanding. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year beginning on November 15, 2015. The Notes will mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. The Company may not redeem the Notes prior to their stated maturity date. The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the Note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of May 31, 2016, none of the conditions allowing holders of the Notes to convert have been met.

If the Company undergoes a fundamental change (as defined in the indenture agreement), holders of the Notes may require the Company to repurchase their Notes at a repurchase price of 100% of the principal amount of the Notes, plus any accrued and unpaid interest, if any, to but not including the fundamental change repurchase date.

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

Balances attributable to the Notes consist of the following (in thousands):

	May 31,	February 29,
	2016	2016
Principal	$172,500	$172,500
Less: Unamortized debt discount	(27,495)	(29,002)
Unamortized debt issuance costs	(3,506)	(3,698)
Net carrying amount of the Notes	$141,499	$139,800

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not marked to market each period. The issuance date fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes of May 15, 2020. The approximate fair value of the Notes as of May 31, 2016 was $158 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

See Note 13 for information related to interest expense on the Notes.

NOTE 8 - INCOME TAXES

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

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, United Kingdom, Ireland, Italy, Netherlands, Brazil, Mexico, Uruguay and New Zealand. Income tax returns filed for fiscal year 2011 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2012 through 2016 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Income tax returns for fiscal years 2012 through 2016 remain open to examination by tax authorities in Canada, United Kingdom, Ireland, Italy, Netherlands, Brazil, Mexico, Uruguay, New Zealand, and Puerto Rico.

For the three months ended May 31, 2016 and 2015, the Company recorded an income tax benefit of $1.1 million and an income tax provision of $2.4 million, respectively.

NOTE 9 - EARNINGS PER SHARE

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

	Three Months Ended
	May 31,
	2016	2015
Net income (loss)	$(2,659)	$4,059

Basic weighted average number of common
shares outstanding	36,699	35,964
Effect of stock options and restricted stock units
computed on treasury stock method	-	702
Diluted weighted average number of common
shares outstanding	36,699	36,666

All outstanding options and restricted stock units at May 31, 2016 were excluded from the computation of diluted earnings per share because we reported a net loss and the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 137,000 at May 31, 2015 were excluded from the calculations of diluted earnings per share for the three months then ended.

The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value, if any, in excess of the principal amounts of the Notes would be included in diluted earnings per share. From the time of the issuance of Notes, the average market price of the Company’s common stock has been less than the $27.594 initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Cost of revenues	$49	$65
Research and development	181	164
Selling	295	200
General and administrative	1,459	791
	$1,984	$1,220

Changes in the Company’s outstanding stock options during the three months ended May 31, 2016 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 29, 2016	860	$6.96
Granted	-	-
Exercised	(64)	11.23
Forfeited or expired	(2)	13.66
Outstanding at May 31, 2016	794	$6.60
Exercisable at May 31, 2016	622	$3.95

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2016 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 29, 2016	953	$16.66
Granted	22	16.76
Vested	(27)	15.96
Forfeited	(17)	16.15
Outstanding at May 31, 2016	931	$16.69

During the three months ended May 31, 2016, the Company retained 9,420 shares of the vested RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of May 31, 2016, there was $11.5 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 2.6 years.

NOTE 11 - CONCENTRATION OF RISK

One Wireless DataCom customer in the heavy equipment industry accounted for 9% and 15% of consolidated accounts receivable at May 31, 2016 and February 29, 2016, respectively. The sole customer of the Company’s Satellite segment accounted for 9% and 10% of consolidated accounts receivable at May 31, 2016 and February 29, 2016.

The Company has a contract manufacturing arrangement with a sole source supplier for our LoJack units and components. As of May 31, 2016, this supplier accounted for less than 10% of the Company’s total accounts payable. Some of the Company’s other components, assemblies and electronic manufacturing services are also purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 47% and 56% of the Company’s total inventory purchases in the three months ended May 31, 2016 and 2015, respectively. As of May 31, 2016, this supplier accounted for 53% of the Company’s total accounts payable. A third supplier accounted for 9% and 16% of the Company’s total inventory purchases in the three months ended May 31, 2016 and 2015, respectively, and 9% of the Company’s total accounts payable as of May 31, 2016.

NOTE 12 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the three months ended May 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Balance at beginning of period	$1,892	$1,819
Assumed from acquisition of LoJack	1,883	$-
Charged to costs and expenses	317	339
Deductions	(577)	(304)
Balance at end of period	$3,515	$1,854

In LoJack’s efforts to maintain a high recovery rate of stolen vehicles with LoJack units, in September 2014, LoJack commenced a quality assurance program in the U.S. related to a battery performance issue in self-powered LoJack units under base or extended warranty. LoJack also entered into agreements to support quality assurance programs with all major international licensees that identified performance issues in certain self-powered units equipped with the battery pack.

At May 31, 2016, we had a reserve of $1.4 million for certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the battery performance matter as further described in Note 15. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the end of fiscal 2017.

NOTE 13 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 29,
	2016	2016
Deferred compensation plan liability	$4,725	$3,392
Deferred revenue	5,734	1,070
Deferred rent	505	559
Acquisition-related contingent consideration	556	530
Other	1,104	-
	$12,624	$5,551

The acquisition-related contingent consideration is comprised of the estimated earn-out payable to the sellers in conjunction with the April 2015 acquisition of Crashboxx.

Supplemental Statement of Operations Information

Investment income consists of the following (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Investment income (loss) on cash equivalents and marketable securities	$176	$(4)
Investment income on Rabbi Trust assets	277	32
Total investment income	$453	$28

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$701	$181
Amortization of note discount	1,507	383
Amortization of debt issue costs	192	48
	2,400	612
Other interest expense	24	36
Total interest expense	$2,424	$648

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Interest expense paid	$1,449	$38
Income tax paid	$67	$49

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended
	May 31,
	2016	2015
Acquisition of Crashboxx in April 2015:
Accrued liability for earn-out consideration	$-	$455

NOTE 14 - SEGMENT INFORMATION

Segment information for the three months ended May 31, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended May 31, 2016				Three Months Ended May 31, 2015
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$82,750	$8,397		$91,147	$57,826	$7,603		$65,429
Gross profit	$32,510	$2,324		$34,834	$21,588	$1,938		$23,526
Gross margin	39.3%	27.7%		38.2%	37.3%	25.5%		36.0%
Operating income (loss)	$1,492	$953	$(4,483)	$(2,038)	$7,298	$812	$(1,066)	$7,044

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

The Company's satellite products are sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. In April, 2016, EchoStar notified us that it will stop purchasing products from CalAmp as a result of a consolidation of its supplier base and reduced demand for the products that we currently supply. Consequently, we expect that our Satellite business will cease operations at or around the end of August 2016.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

A summary of future payments of operating lease commitments is as follows (dollars in thousands):

2017 (remainder)	$5,309
2018	5,511
2019	3,990
2020	2,538
2021	1,330
Thereafter	3,623
Total	$22,301

Legal Proceedings

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC, (“Omega”), a non-practicing entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents asserted by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.9 million, for which CalAmp recorded a full reserve in the fiscal 2016 fourth quarter. Following trial, Omega brought a motion seeking entry of judgment, an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. The Company filed an opposition to Omega’s motion, and the judge’s ruling has not yet been rendered. Motions for judgment as a matter of law and a new trial have not yet been filed because no judgment has been entered. If, following resolution of all post-trial motions, judgment is ultimately entered in Omega’s favor, CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. In addition to its appeal, CalAmp is seeking to invalidate a number of Omega’s patents in actions filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict, the Company continues to believe that its products do not infringe Omega’s patents and that Omega’s patents are not valid, and thus CalAmp intends to continue pursuing its judicial and administrative options. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows and results of operations. Furthermore, if an injunction is issued by the court, the Company could be prevented from manufacturing and selling a number of our products, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On April 7, 2016, a patent infringement lawsuit was filed against the Company by Orbcomm Inc. (“Orbcomm”) in the U.S. District Court for the Eastern District of Virginia. Orbcomm alleged that certain of the Company’s systems for tracking, monitoring, and controlling vehicles, machinery, and other assets infringed on certain patents asserted by Orbcomm. Orbcomm has not yet made a specific damages claim, but seeks compensatory damages, treble damages, and an injunction. The Company believes that its products and services do not infringe Orbcomm’s patents and/or that Orbcomm’s patents are invalid. Thus, on May 27, 2016, the Company filed a motion to dismiss Orbcomm’s claims on the basis, inter alia, that Orbcomm’s patents are directed at ineligible subject matter and are therefore invalid under 35 U.S.C. § 101. Regardless of the outcome of this motion, the Company intends to vigorously defend itself against Orbcomm’s claims and otherwise assert the Company’s intellectual property rights. At this early stage of the lawsuit, it is not feasible to predict with any certainty the outcome of this litigation.

In connection with the Company’s acquisition of LoJack in March 2016, the Company assumed the following LoJack legal proceedings.

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. (“G.L.M.”) against LoJack in the United States District Court for the Eastern District of New York (the “Court”) alleging breach of contract, misrepresentation, and violation of the New York franchise law, Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. G.L.M. sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On September 19, 2014, the Court entered summary judgment in favor of LoJack on G.L.M’s three remaining claims for breach of contract, breach of the duty of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A. The Court denied G.L.M.’s attempt to amend its complaint on the basis of futility and undue delay. The Court also entered summary judgment in favor of LoJack on its counterclaim for breach of contract. The Court set a deadline for the parties to provide a schedule to brief the issue of monetary damages related to the Company’s successful counterclaim for breach of contract.

On August 21, 2015, the Court issued a Memorandum and Opinion with respect to LoJack’s claim for damages on its breach of contract counterclaim. The Court found that LoJack is entitled to recover damages and interest on its counterclaim in the total amount of $1.9 million. The Court ordered that judgment enter in that amount and that the case be closed. On August 25, 2015, the clerk of the Court entered judgment in LoJack’s favor.

On September 23, 2015, G.L.M. filed a notice of appeal. The case will proceed to appeal in the Second Circuit Court of Appeals. The Company will vigorously defend against the appeal, but there can be no assurances that the Company will be able to recover the full amount of the judgment, if any.

LoJack was notified in 2013 by some of its international licensees that some of the batteries manufactured by LoJack’s former battery supplier, EVE Energy Co., Ltd. (“EVE”), and included in self-powered LoJack units these licensees had purchased from LoJack, exhibited degraded performance below LoJack’s quality standards. These notifications led LoJack to perform its own investigation. As a result of this investigation, LoJack confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack units sold in the United States and to LoJack’s international licensees were exhibiting variability in performance that could impact the ability of the LoJack unit to transmit a signal when called upon for stolen vehicle recovery. LoJack manufactures both vehicle and self-powered (battery) units and this degraded performance potentially affects only the transmit battery pack in the self-powered units. As of the date of this report, the majority of LoJack units in circulation are vehicle powered.

LoJack has incurred, and expects to continue to incur, costs and expenses related to the actions that it decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to LoJack’s customers. Because of the ongoing nature of this matter, the Company cannot predict what other actions will be required, nor can it predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.

LoJack filed a formal claim under its relevant insurance policy and was paid $5,000,000.

On October 27, 2014, LoJack and LoJack Ireland, a wholly-owned subsidiary, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. The arbitration proceedings against EVE began on June 6, 2016, and are expected to be concluded by the end of fiscal 2017. At the present time, the Company cannot estimate when the arbitration panel will render its decision, nor can the Company predict the ultimate outcome of the arbitration proceedings or the amount of damages, if any, that the Company may be awarded by the arbitration panel.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

Loan Guarantees

LoJack loan guarantees to dealers represents the maximum potential amount of future payments under an agreement with a certain financing company. Pursuant to the agreement, the Company guarantees the amortized value of LoJack units purchased by customers via auto loans underwritten by the financing company. Under this agreement, the Company will reimburse participating dealers the remaining unamortized cost of a financed LoJack unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement was renewed for the year ended December 31, 2016. Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement, assuming the default of all participants, is $4,191,000 as of May 31, 2016. The expected obligation is accrued based on sales to the participating dealers and industry default statistics. As of May 31, 2016, the Company had accrued $78,000 under this guarantee. Accruals for loan guarantees are recorded as a reduction of revenue in the consolidated statement of operations.

NOTE 16 – SUBSEQUENT EVENT

On June 28, 2016, the Company announced that its Board of Directors has authorized a share repurchase program, under which the Company may repurchase up to $25 million of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which CalAmp repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by CalAmp’s management team. The repurchase program may be suspended or discontinued at any time. The Company expects to finance the purchases with existing cash balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, as filed with the Securities and Exchange Commission on April 20, 2016, and include the following areas:

●	Allowance for doubtful accounts;
●	Inventory write-downs;
●	Product warranties;
●	Deferred income tax assets and uncertain tax positions;
●	Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
●	Stock-based compensation expense; and
●	Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

The Company is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

Our Wireless DataCom segments offers an extensive portfolio of intelligent communications devices, robust and scalable cloud service platform, and targeted software applications to streamline otherwise complex Machine-to-Machine (M2M) deployments. In March 2016, the Company completed the acquisition of LoJack. LoJack focuses on providing a differentiated range of connected vehicle solutions including the industry’s benchmark system for effective stolen vehicle recovery. CalAmp products and solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business critical data and desired intelligence from high-value mobile and remote assets.

SATELLITE

The Company's satellite products are sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. In April, 2016, EchoStar notified us that it will stop purchasing products from CalAmp as a result of a consolidation of its supplier base and reduced demand for the products that we currently supply. Consequently, we expect that our Satellite business will cease operations at or around the end of August 2016. We do not believe that the loss of EchoStar as a customer will have a material adverse effect on our business.

Operating Results by Reporting Segment

The Company's revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended May 31,
	2016		2015
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$82,750	90.8%	$57,826	88.4%
Satellite	8,397	9.2%	7,603	11.6%
Total	$91,147	100.0%	$65,429	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended May 31,
	2016		2015
		% of		% of
	$000s	Total	$000s	Total
Segment
Wireless DataCom	$32,510	93.3%	$21,588	91.8%
Satellite	2,324	6.7%	1,938	8.2%
Total	$34,834	100.0%	$23,526	100.0%

OPERATING INCOME (LOSS) BY SEGMENT

	Three Months Ended May 31,
	2016		2015
		% of		% of
		Total		Total
	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$1,492	1.6%	$7,298	11.2%
Satellite	953	1.0%	812	1.3%
Corporate expenses	(4,483)	(4.9%)	(1,066)	(1.6%)
Total	$(2,038)	(2.3%)	$7,044	10.9%

Revenue

Wireless DataCom revenue increased by $25.0 million, or 43%, to $82.8 million in the first quarter of fiscal 2017 compared to the fiscal 2016 first quarter. This increase was due to the revenue contribution of the newly acquired LoJack business, which accounted for revenue of $27.9 million in the first quarter, offset by a decrease in Mobile Resource Management (“MRM”) product revenues.

Satellite revenue increased by $0.8 million, or 10%, to $8.4 million in the three months ended May 31, 2016 compared to the same period last year. The increase was due to the fluctuation in product demand on the part of the Satellite segment’s sole customer.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $10.9 million to $32.5 million in the fiscal 2017 first quarter compared to $21.6 million in the first quarter of last year primarily as a result of higher revenue. Gross margin increased to 39.3% in the first quarter of fiscal 2017 from 37.3% in the first quarter of fiscal 2016. These improvements were primarily due to higher margins for the LoJack business.

Satellite gross profit increased by $0.4 million in the fiscal 2017 first quarter compared to the first quarter of last year due to higher revenue. Satellite’s gross margin increased to 27.7% in the first quarter of fiscal 2017 from 25.5% in the first quarter of fiscal 2016 as a result of the higher revenue and changes in product mix.

Operating Expenses

Consolidated research and development (“R&D”) expense increased by $1.5 million to $6.1 million in the first quarter of fiscal 2017 from $4.6 million in the first quarter of last year due primarily to higher R&D expense associated with MRM products.

Consolidated selling expense increased by $5.8 million to $11.3 million in the first quarter of this year compared to $5.5 million in the first quarter of last year due primarily to the LoJack acquisition, which accounted for $5.0 million of the increase. The remaining increase was due to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses.

Consolidated general and administrative (“G&A”) expenses increased by $11.2 million to $16.0 million in the first quarter of this year compared to $4.8 million in the first quarter of last year due primarily to the LoJack G&A expenses, which accounted for $5.7 million of the increase. Also, transaction and integration expenses for the LoJack acquisition were $3.5 million in the first quarter of this year. The remaining increase in G&A expenses was due to higher legal expenses related to a patent infringement lawsuit and higher stock compensation expenses.

Amortization of intangibles increased from $1.6 million in the first quarter of last year to $3.5 million in the first quarter of this year, due to the amortization of new intangibles associated with the acquisition of LoJack in the fiscal 2017 first quarter.

Non-operating Expense, Net

Investment income was $453,000 in the first quarter of this year compared to investment income of $28,000 last year, due to investment income on the net proceeds of the convertible notes issued in May 2015 and on Rabbi Trust assets.

Interest expense increased to $2.4 million in the first quarter of this year compared to $648,000 in the first quarter of last year due to interest expense associated with the convertible notes issued in May 2015.

See Note 13 to the accompanying unaudited consolidated financial statements for additional information on investment income and interest expense.

Income Tax Provision

For the three months ended May 31, 2016 and 2015, the Company recorded an income tax benefit of $1.1 million and an income tax provision of $2.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In March 2016 the Company completed the acquisition of LoJack. The Company funded the acquisition from cash on hand. The total purchase price was $131.7 million which included the $5.5 million fair value of 850,100 shares of LoJack common stock that were purchased by CalAmp in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes due May 15, 2020. The Company has used, and expects to continue to use, the remaining net proceeds from the offering of the convertible notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions, working capital and repurchases of the Company’s stock as described in Note 16.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at May 31, 2016 or February 29, 2016.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At May 31, 2016, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the line of credit with Square 1 Bank. During the three months ended May 31, 2016, cash and cash equivalents decreased by $71.9 million. The decrease was primarily due to the cash used for the acquisition of LoJack, net of cash acquired, of $117.0 million. Other uses of cash were capital expenditures of $1.6 million, advances to an unconsolidated affiliate of $0.7 million, and taxes paid related to net share settlement of vested equity awards of $0.2 million. Offsetting these uses of cash and cash equivalents was cash provided by operations of $8.3 million, proceeds from maturities of marketable securities of $38.6 million, and proceeds from the exercise of options of $0.7 million.

Contractual Cash Obligations

Following is a summary of the Company’s contractual cash obligations at May 31, 2016 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2017
	(remainder)	2018	2019	2020	2021	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$-	$172,500	$-	$172,500
Convertible senior notes stated interest	1,402	2,803	2,803	2,803	1,402	-	11,213
Operating leases	5,309	5,511	3,990	2,538	1,330	3,623	22,301
Purchase obligations	30,634	-	-	-	-	-	30,634
Other contractual commitments	2,950	-	-	-	-	-	2,950
Total contractual obligations	$40,295	$8,314	$6,793	$5,341	$175,232	$3,623	$239,598

Purchase obligations consist primarily of inventory purchase commitments.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company’s markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 29, 2016 as filed with the Securities and Exchange Commission on April 20, 2016. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $741,000 related to the Company’s foreign subsidiaries is included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet at May 31, 2016. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $545,000 and $(11,000) in the three months ended May 31, 2016 and 2015, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company’s results of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at May 31, 2016.

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

Internal Control Over Financial Reporting

In March 2016, the Company acquired LoJack and, as a result, the Company has begun integrating the processes, systems and controls relating to LoJack into its existing system of internal control over financial reporting in accordance with its integration plans. Except for the processes, systems and controls relating to the integration of LoJack, there have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies of the Notes to Unaudited Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, as filed with the Securities and Exchange Commission on April 20, 2016, for a discussion of factors that could materially affect the Company’s business, financial condition, results of operations, or future results.

ITEM 6. EXHIBITS

Exhibit 10.1	Amendment No. 3 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2016

Exhibit 10.2	Amendment No. 4 to Employment Agreement between the Company and Richard Vitelle dated May 30, 2016

Exhibit 10.3	Amendment No. 4 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2016

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 28, 2016	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)