Form 10-Q
period 2016-08-31
CalAmp Corp.
filed 2016-09-29
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of September 23, 2016 was 36,332,377.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; amounts in thousands, except par value)

	August 31,	February 29,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$94,705	$139,388
Short-term marketable securities	22,299	88,718
Accounts receivable, less allowance for doubtful accounts of $691
and $622 at August 31, 2016 and February 29, 2016, respectively	68,766	49,432
Inventories	27,999	16,731
Prepaid expenses and other current assets	7,314	4,498
Total current assets	221,083	298,767
Property, equipment and improvements, net of
accumulated depreciation and amortization	21,599	11,225
Deferred income tax assets	28,604	30,213
Goodwill	63,180	16,508
Other intangible assets, net	74,916	17,010
Other assets	10,777	10,640
	$420,159	$384,363
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,604	$24,938
Accrued payroll and employee benefits	10,800	6,814
Deferred revenue	16,855	9,438
Other current liabilities	17,945	8,375
Total current liabilities	82,204	49,565

1.625% convertible senior unsecured notes	143,260	139,800
Other non-current liabilities	13,500	5,551
Total liabilities	238,964	194,916

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
36,419 and 36,667 shares issued and outstanding
at August 31, 2016 and February 29, 2016, respectively	364	367
Additional paid-in capital	223,680	229,159
Accumulated deficit	(41,991)	(39,853)
Accumulated other comprehensive loss	(858)	(226)
Total stockholders' equity	181,195	189,447
	$420,159	$384,363

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Revenues:
Products	$75,984	$58,498	$152,405	$113,295
Application subscriptions and other services	14,495	11,310	29,221	21,942
Total revenues	90,479	69,808	181,626	135,237

Cost of revenues:
Products	45,486	39,223	94,375	76,560
Application subscriptions and other services	7,379	5,282	14,803	9,848
Total cost of revenues	52,865	44,505	109,178	86,408

Gross profit	37,614	25,303	72,448	48,829

Operating expenses:
Research and development	5,885	4,995	11,976	9,560
Selling	12,683	5,847	23,991	11,345
General and administrative	11,284	4,908	27,267	9,683
Intangible asset amortization	3,856	1,655	7,346	3,299
Total operating expenses	33,708	17,405	70,580	33,887

Operating income	3,906	7,898	1,868	14,942

Non-operating income (expense):
Investment income (loss)	455	(43)	908	(15)
Interest expense	(2,474)	(2,280)	(4,898)	(2,928)
Other income (expense)	(130)	(18)	413	(29)
	(2,149)	(2,341)	(3,577)	(2,972)

Income (loss) before income taxes and equity in net loss of affiliate	1,757	5,557	(1,709)	11,970

Income tax benefit (provision)	(864)	(2,058)	255	(4,412)

Income (loss) before equity in net loss of affiliate	893	3,499	(1,454)	7,558

Equity in net loss of affiliate	(372)	-	(684)	-

Net income (loss)	$521	$3,499	$(2,138)	$7,558

Earnings (loss) per share:
Basic	$0.01	$0.10	$(0.06)	$0.21
Diluted	$0.01	$0.10	$(0.06)	$0.21

Shares used in computing earnings (loss) per share:
Basic	36,390	36,135	36,425	36,049
Diluted	36,849	36,716	36,425	36,691

Comprehensive income (loss):
Net income (loss)	$521	$3,499	$(2,138)	$7,558
Other comprehensive loss:
Foreign currency translation adjustments	(109)	-	(624)	-
Unrealized loss on equity investment in French
licensee, net of tax	(16)	-	(8)	-
Total comprehensive income (loss)	$396	$3,499	$(2,770)	$7,558

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Six Months Ended
	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,138)	$7,558
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	4,032	1,675
Intangible assets amortization expense	7,346	3,299
Stock-based compensation expense	3,605	2,609
Amortization of convertible debt issue costs and discount	3,460	2,019
Foreign currency remeasurement gains	(460)	-
Deferred tax assets, net	(1,091)	4,106
Equity in net loss of affiliate	684	-
Impairment of internal use software	1,364	-
Other	14	7
Changes in operating assets and liabilities:
Accounts receivable	1,814	2,115
Inventories	2,043	(3,906)
Prepaid expenses and other assets	2,818	257
Accounts payable	1,929	9,487
Accrued liabilities	(6,864)	1,185
Deferred revenue	760	(1,649)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,316	28,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	66,419	6,634
Purchases of marketable securities	-	(114,010)
Capital expenditures	(3,527)	(2,576)
Acquisition of Crashboxx	-	(1,500)
Acquisition of LoJack, net of cash acquired	(116,982)	-
Advances to affiliate	(737)	-
Other	(36)	-
NET CASH USED IN INVESTING ACTIVITIES	(54,863)	(111,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	-	172,500
Payment of debt issuance costs	-	(5,291)
Purchase of convertible note hedges	-	(31,343)
Proceeds from issuance of warrants	-	15,991
Payment of acquisition-related note and contingent consideration	-	(1,262)
Repurchases of common stock	(8,451)	-
Taxes paid related to net share settlement of vested equity awards	(1,416)	(2,478)
Proceeds from exercise of stock options	780	487
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(9,087)	148,604

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49)	-

Net change in cash and cash equivalents	(44,683)	65,914
Cash and cash equivalents at beginning of period	139,388	34,184
Cash and cash equivalents at end of period	$94,705	$100,098

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 THREE AND SIX MONTHS ENDED AUGUST 31, 2016 AND 2015

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (“CalAmp” or the “Company”) is a leading provider of wireless communications solutions for a broad array of applications to customers globally. The Company’s business activities are organized into its Wireless DataCom and Satellite business segments.

In March 2016, the Company completed the acquisition of all outstanding shares of common stock of LoJack Corporation (“LoJack”), a global leader in products and services for tracking and recovering cars, trucks and other valuable mobile assets. See Note 2 for a description of this acquisition.

Up to and including the quarter ended August 31, 2016, products of the Company's Satellite segment were sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. In April 2016, EchoStar notified the Company that it would stop purchasing products from the Company at the end of its then-current product demand forecast as a result of a consolidation of its supplier base. EchoStar’s product demand forecast with the Company extended through August 2016, and the products covered by this forecast were substantially all shipped prior to August 31, 2016. In light of the fact that EchoStar accounted for essentially all of the revenues of the Satellite segment, the Company’s Satellite business was shut down effective August 31, 2016.

Certain notes and other information included in the Company’s Annual Report on Form 10-K are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 20, 2016.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at August 31, 2016 and its results of operations for the three and six months ended August 31, 2016 and 2015. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

In addition to product sales, the Company provides Software as a Service (SaaS) subscriptions for its fleet management and vehicle telematics applications through which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company. Generally, the Company defers the recognition of revenue for the products that are sold with application subscriptions because the products are not functional without the application services. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over minimum contractual subscription periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized ratably over the renewal term.

In the United States, the Company generally recognizes revenue on LoJack product sales that have no associated continuing service obligations on the part of the Company upon installation of the products. Revenue relating to sales made to the Company’s third party installation partners, who purchase the Company’s products and perform installations themselves, is recognized upon shipment, which is prior to the installation of the related products in the end user’s vehicle. Revenue from the sales of products to international licensees is recognized upon shipment of the products to the licensee or when payment becomes reasonably assured, whichever is later.

In Italy, the purchase of an initial monitoring service contract is a requirement at the time the consumer purchases a LoJack product. Revenue is recognized over the life of the contract. These contracts, which are sold separately from the LoJack hardware, are offered for terms ranging from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous contract. Customers are also offered a month-to-month option for service contracts.

The Company offers several types of extended warranty contracts in the United States. For those contracts for which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes revenue at the time of the sale of the warranty. For those warranty products to which the Company is the primary obligor, revenue is deferred and is recognized over five years, which is the estimated life of new vehicle ownership. For the majority of extended warranty contracts originated after 2011, the Company recognizes revenue at the time of sale.

For those warranties for which an independent third party insurer, and not the Company, is the primary obligor, the Company records revenue on a gross basis, with related costs being included in cost of goods sold. The Company considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, the Company has latitude in establishing price; it can change the product offering; it has discretion in supplier selection; it is involved in the determination of product or service specifications; it bears the credit risk; and the amount that it earns on each contract is not fixed.

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

Foreign Currency Translation and Accumulated Other Comprehensive Loss Account

A cumulative foreign currency translation loss of $850,000 related to the Company’s foreign subsidiaries is included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet at August 31, 2016. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income (loss) before income taxes and equity in net loss of affiliate were $405,000 and $(29,000) in the six months ended August 31, 2016 and 2015, respectively.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under this new guidance, only disposals of a component representing a strategic shift in operations that has or will have a major impact on the Company’s operations or financial results should be classified as discontinued operations. The effective date of this standard was March 1, 2015. See Note 15 which describes the effect of the adoption of this standard.

NOTE 2 – LOJACK ACQUISITION

In March 2016, the Company completed the acquisition of all outstanding shares of common stock of LoJack. As a result of the acquisition, LoJack became a wholly-owned subsidiary of CalAmp and is consolidated with the Company’s financial statements as of March 15, 2016 as a component of the Company’s Wireless DataCom business segment. The Company funded the acquisition from cash on hand. The total purchase price was $131.7 million, which included the $5.5 million fair value of the 850,100 shares of LoJack common stock that CalAmp purchased in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

Pursuant to the Company's business combinations accounting policy, the Company estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations. The Company's estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period, which is up to one year from the acquisition date. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, deferred income taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period. The following is the preliminary purchase price allocation for LoJack (in thousands):

Purchase price		$131,735
Less cash acquired, net of debt assumed		(9,303)
Net cash paid		122,432
Fair value of net assets acquired:
Current assets other than cash	$41,532
Property and equipment	12,259
Developed technology	8,200
Tradename	35,500
Customer lists	4,650
Dealer relationships	16,850
Other non-current assets	4,208
Deferred tax liability	(2,700)
Current liabilities	(33,457)
Deferred revenue, non-current	(8,698)
Other non-current liabilities	(2,584)
Total fair value of net assets acquired		75,760
Goodwill		$46,672

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company believes the acquisition aligns with its strategy to deliver innovative, next generation connected vehicle telematics technologies, thereby accelerating the Company’s strategic roadmap in this large and fast growing market. Furthermore, the Company believes that combining CalAmp's leading portfolio of wireless connectivity devices, software, services and applications with LoJack’s world-renowned brand, proprietary stolen vehicle recovery product, unique law enforcement network and strong relationships with auto dealers, heavy equipment providers and global licensees will create a market leader that is well-positioned to drive the broad adoption of connected vehicle telematics technologies and applications worldwide. The combined enterprise offers customers access to integrated, turnkey offerings that enable a multitude of high value applications encompassing vehicle security and enhanced driver safety. Furthermore, the combination of CalAmp’s and LoJack’s technology offerings is expected to provide global customers with connected vehicle applications to help ensure that retail auto dealers remain competitive and relevant in today’s rapidly evolving markets.

The goodwill arising from the LoJack acquisition is not deductible for income tax purposes.

The fair value of the LoJack trade receivables at March 15, 2016 was $21.2 million, comprised of a gross contractual amount of $22.3 million net of receivables of $1.1 million not expected to be collected.

In connection with the acquisition of LoJack, the Company has assumed liabilities related to quality assurance programs, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation described above. The fair value of inventories acquired included a purchase accounting fair market value step-up of $4.6 million. In the six months ended August 31, 2016, the Company recognized $4.3 million of this markup as a component of cost of revenues that reflects the extent to which the inventory that was subject to step-up was sold to the Company’s customers in such period. Included in inventory as of August 31, 2016 was $0.3 million relating to the remaining fair value step-up associated with the LoJack acquisition.

During the quarter ended August 31, 2016, the Company received an independent appraisal of LoJack’s property and equipment, which resulted in a purchase accounting fair market value step-up of $2.6 million. In the three months ended August 31, 2016, the Company recognized $0.4 million of this markup as a component of cost of revenues and operating expenses that reflects the extent to which the property, equipment and improvements that were subject to the step-up were depreciated.

Acquisition and integration-related costs of $3.5 million were included in selling, general, and administrative expenses in the Company's statements of comprehensive income (loss) for the three and six months ended August 31, 2016.

Revenues of LoJack included in the consolidated statements of operations for the three and six months ended August 31, 2016 were $31.9 million and $59.8 million, respectively. Post-acquisition earnings of LoJack on a standalone basis are impracticable to determine, because immediately following the acquisition CalAmp began to integrate LoJack into its existing operations.

The following is unaudited pro forma consolidated financial information for the Company presented as if the acquisition of LoJack had occurred on March 1, 2015, the beginning of the Company’s prior fiscal year.

(in thousands except per share amounts)

	Pro Forma
	Six Months Ended
	August 31,
	2016	2015
Revenues	$186,881	$200,539
Net income	$5,447	$2,120

Earnings per share:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

Shares used in computing earnings per share:
Basic	36,425	36,049
Diluted	36,931	36,691

The following adjustments were included in the unaudited pro forma financial information (in thousands):

	Pro Forma
	Six Months Ended
	August 31,
	2016	2015
LoJack standalone net income:
From March 1 to March 14, 2016	$973	$-
For the six month period ended September 30, 2015	-	2,669
Increase (decrease) in revenue for fair valuation of
deferred revenue	984	(984)
(Increase) decrease in costs and expenses:
Amortization of inventory step-up	4,318	(4,318)
Amortization of intangible assets and depreciation of
property, equipment and improvements acquired	(309)	(3,700)
Acquisition and integration expenses	3,539	(3,195)
Net increase (decrease) in pretax income (loss)	9,505	(9,528)
Income tax effects	(1,920)	4,090
Change in net income (loss)	7,585	(5,438)
Net income (loss) as reported	(2,138)	7,558
Pro forma net income loss	$5,447	$2,120

The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had LoJack been included in the Company's historical consolidated financial statements for all of the six month periods ended August 31, 2016 and 2015. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize the Company’s financial instrument assets as of August 31, 2016 and February 29, 2016 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

	As of August 31, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$31,665	$-	$31,665	$31,665	$-	$-

Level 1:
Commercial paper	40	-	40	40	-	-
Mutual funds (1)	5,171	67	5,238	-	-	5,238
Equity investment in
French licensee (2)	296	(10)	286	-	-	286

Level 2:
Repurchase agreements	63,000	-	63,000	63,000	-	-
Corporate bonds	22,302	(3)	22,299	-	22,299	-

Total	$122,474	$54	$122,528	$94,705	$22,299	$5,524

	As of February 29, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$6,890	$-	$6,890	$6,890	$-	$-

Level 1:
Mutual funds (1)	3,753	(383)	3,370	-	-	3,370
LoJack common stock (3)	4,050	1,416	5,466	-	-	5,466

Level 2:
Repurchase agreements	130,900	-	130,900	130,900	-	-
Corporate bonds	82,300	(16)	82,284	1,556	80,728
Commercial paper	8,032	-	8,032	42	7,990	-

Total	$235,925	$1,017	$236,942	$139,388	$88,718	$8,836

(1)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

(2)	The equity investment in LoJack’s French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange. The related unrealized gains or losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

(3)	The Company purchased 850,100 shares of LoJack common stock in the open market in November and December 2015, prior to entering into a definitive agreement to acquire 100% of LoJack’s common stock. These shares were considered trading securities and were recorded at fair value as of February 29, 2016.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 29,
	2016	2016
Raw materials	$16,202	$14,145
Work in process	432	180
Finished goods	11,365	2,406
	$27,999	$16,731

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill shown in the accompanying consolidated balance sheets is associated with the Company’s Wireless DataCom segment. Changes in goodwill are as follows (in thousands):

	Six Months Ended
	August 31,
	2016	2015
Balance at beginning of period	$16,508	$15,483
Acquisition of LoJack	46,672	-
Acquisition of Crashboxx	-	1,025
Balance at end of period	$63,180	$16,508

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net
	Amort-
	ization	Feb. 29,	Addi-	Aug. 31,	Feb. 29,		Aug. 31,	Aug. 31,	Feb. 29,
	Period	2016	tions	2016	2016	Expense	2016	2016	2016
Supply contract	5 years	$2,220	$-	$2,220	$1,679	$216	$1,895	$325	$541
Developed technology	2-7 years	14,080	8,200	22,280	6,427	1,913	8,340	13,940	7,653
Tradenames	7-10 years	2,143	35,500	37,643	1,522	1,778	3,300	34,343	621
Customer lists	4-7 years	18,300	4,650	22,950	10,358	2,305	12,663	10,287	7,942
Dealer relationships	7 years	-	16,850	16,850	-	1,104	1,104	15,746	-
Covenants not to compete	5 years	170		170	128	18	146	24	42
Patents	5 years	273	52	325	62	12	74	251	211
		$37,186	$65,252	$102,438	$20,176	$7,346	$27,522	$74,916	$17,010

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2017 (remainder)	$7,730
2018	15,005
2019	11,660
2020	9,652
2021	7,830
Thereafter	23,039
$74,916

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 29,
	2016	2016
Deferred compensation plan assets	$5,238	$3,370
Investment in international licensees	2,327	-
Equity investment in and loans to UK affiliate	1,124	1,167
Other	2,088	637
Investment in LoJack common stock	-	5,466
	$10,777	$10,640

Included in the assets of the LoJack acquisition are investments in international licensees at the preliminary valuation of $2,327,000 consisting of a 12.5% equity interest in LoJack’s Mexican licensee of $1,541,000, a 17.5% equity interest in LoJack’s Benelux licensee of $500,000, and a 5.5% interest in LoJack’s French licensee of $286,000. The Company has not yet obtained all information required to complete the valuation of the Mexican and Benelux investments. The investment in LoJack’s French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date.

The equity investment and loans to the Company’s UK affiliate of $1,124,000 include a 49% equity interest in and loans to Smart Driver Club Limited. The investment is accounted for under the equity method since the Company has significant influence over the investee. The Company’s equity in the net loss of this affiliate amounted to $684,000 for the six months ended August 31, 2016. In May 2016, the Company made a loan of $737,000 denominated in British pounds to Smart Driver Club Limited bearing interest at an annual interest rate of 8%, with principal and all unpaid interest due May 19, 2020.

LoJack became a wholly-owned subsidiary of the Company in March 2016, at which time the investment of $5.5 million as of February 29, 2016 became part of the purchase price of the LoJack acquisition, as described in Note 2.

NOTE 7 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at August 31, 2016 or February 29, 2016.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At August 31, 2016, the Company was in compliance with its debt covenants under the credit facility.

1.625% Convertible Senior Unsecured Notes

As of August 31, 2016, the Company had $172.5 million aggregate principal amount of convertible senior unsecured notes (the “Notes”) outstanding. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year beginning on November 15, 2015. The Notes will mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. The Company may not redeem the Notes prior to their stated maturity date. The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the Note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of August 31, 2016, none of the conditions allowing holders of the Notes to convert have been met.

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

Balances attributable to the Notes consist of the following (in thousands):

	August 31,	February 29,
	2016	2016
Principal	$172,500	$172,500
Less: Unamortized debt discount	(25,933)	(29,002)
Unamortized debt issuance costs	(3,307)	(3,698)
Net carrying amount of the Notes	$143,260	$139,800

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The issuance date fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes of May 15, 2020. The approximate fair value of the Notes as of August 31, 2016 was $161 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

See Note 14 for information related to interest expense on the Notes.

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Basic weighted average number of common
shares outstanding	36,390	36,135	36,425	36,049
Effect of stock options and restricted stock units
computed on treasury stock method	459	581	-	642
Diluted weighted average number of common
shares outstanding	36,849	36,716	36,425	36,691

All outstanding options and restricted stock units at August 31, 2016 were excluded from the computation of diluted earnings per share for the six month period then ended because the Company reported a net loss and the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 450,000 at August 31, 2016 were excluded from the calculations of diluted earnings per share for the three months then ended. Shares subject to anti-dilutive stock options and restricted stock-based awards of 238,000 at August 31, 2015 were excluded from the calculations of diluted earnings per share for the three and six month periods then ended.

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

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income (loss) and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. Generally Accepted Accounting Principles (GAAP) are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table shows the changes in Accumulated Other Comprehensive Loss by component for the six months ended August 31, 2016 (in thousands):

	Cumulative	Unrealized
	Foreign	Gains/Losses on Marketable
	Currency
	Translation	Securities	Total
Balances at February 29, 2016	$(226)	$-	$(226)
Other comprehensive loss, net of tax	(624)	(8)	(632)
Balances at August 31, 2016	$(850)	$(8)	$(858)

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock Repurchase

In June 2016, the Company’s Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $25 million of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which CalAmp repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by CalAmp’s management team. The repurchase program may be suspended or discontinued at any time. The Company expects to finance the purchases with existing cash balances.

During the three and six months ended August 31, 2016, the Company repurchased 0.6 million shares of its common stock at an average share cost of $14.57, including commissions. The total cost of the share repurchases during the three and six months ended August 31, 2016 was $8.5 million. All of the share repurchases were paid for as of August 31, 2016. All common stock repurchased was retired as of August 31, 2016. Of the $25 million authorized for share repurchases, $16.5 million is remaining as of August 31, 2016.

Equity Awards

Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Cost of revenues	$68	$54	$132	$119
Research and development	356	198	537	362
Selling	403	295	698	495
General and administrative	794	842	2,238	1,633
	$1,621	$1,389	$3,605	$2,609

Changes in the Company’s outstanding stock options during the six months ended August 31, 2016 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 29, 2016	860	$6.96

Granted	227	14.49
Exercised	(73)	10.66
Forfeited or expired	(4)	(15.43)
Outstanding at August 31, 2016	1,010	$8.35

Exercisable at August 31, 2016	679	$4.95

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2016 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 29, 2016	953	$16.66

Granted	726	14.57
Vested	(317)	14.65
Forfeited	(68)	15.73
Outstanding at August 31, 2016	1,294	$16.03

During the six months ended August 31, 2016, the Company retained 97,267 shares of vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of August 31, 2016, there was $21.0 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 3.1 years.

NOTE 12 - CONCENTRATION OF RISK

One Wireless DataCom customer in the heavy equipment industry accounted for 9% and 15% of consolidated accounts receivable at August 31, 2016 and February 29, 2016, respectively. The sole customer of the Company’s Satellite segment accounted for 6% and 10% of consolidated accounts receivable at August 31, 2016 and February 29, 2016.

The Company has contract manufacturing arrangements with sole source suppliers for LoJack tracking units and transmission towers. As of August 31, 2016, these suppliers accounted for less than 10% of the Company’s total accounts payable. Some of the Company’s other components, assemblies and electronic manufacturing services are also purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 41% and 56% of the Company’s total inventory purchases in the six months ended August 31, 2016 and 2015, respectively. As of August 31, 2016, this supplier accounted for 42% of the Company’s total accounts payable. Another supplier accounted for 11% and 16% of the Company’s total inventory purchases in the six months ended August 31, 2016 and 2015, respectively, and 17% of the Company’s total accounts payable as of August 31, 2016.

NOTE 13 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the six months ended August 31, 2016 and 2015 is as follows (in thousands):

	Six Months Ended
	August 31,
	2016	2015
Balance at beginning of period	$1,892	$1,819
Assumed from acquisition of LoJack	1,883	$-
Charged to costs and expenses	530	511
Deductions	(1,075)	(531)
Balance at end of period	$3,230	$1,799

In September 2014, LoJack commenced a quality assurance program in the U.S. related to a battery performance issue in self-powered LoJack units under base or extended warranty. LoJack also entered into agreements to support quality assurance programs with all major international licensees that identified performance issues in certain self-powered units equipped with the battery pack. At August 31, 2016, the Company had a reserve of $1.1 million, which is included in the accrued warranty costs liability, for certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the battery performance matter as further described in Note 16. CalAmp anticipates that the U.S. quality assurance program will be completed by the end of fiscal 2018.

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 29,
	2016	2016
Deferred compensation plan liability	$5,265	$3,392
Deferred revenue	6,087	1,070
Deferred rent	458	559
Acquisition-related contingent consideration	583	530
Other	1,107	-
	$13,500	$5,551

The acquisition-related contingent consideration is comprised of the estimated earn-out payable to the sellers in conjunction with the Company’s April 2015 acquisition of Crashboxx.

Supplemental Statements of Comprehensive Income (Loss) Information

Investment income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Investment income on cash equivalents and marketable securities	$153	$154	$329	$150
Investment income (loss) on deferred compensation plan Rabbi Trust assets	188	(197)	465	(165)
Dividend income	114	-	114	-
Total investment income (loss)	$455	$(43)	$908	$(15)

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$701	$701	$1,402	$882
Amortization of note discount	1,562	1,353	3,069	1,736
Amortization of debt issue costs	199	173	391	221
	2,462	2,227	4,862	2,839
Other interest expense	12	53	36	89
Total interest expense	$2,474	$2,280	$4,898	$2,928

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2016	2015
Interest expense paid	$1,447	$38
Income tax paid	$979	$337

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended
	August 31,
	2016	2015
Acquisition of Crashboxx in April 2015:
Accrued liability for earn-out consideration	$-	$455

NOTE 15 - SEGMENT INFORMATION

Segment information for the three and six months ended August 31, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended August 31, 2016				Three Months Ended August 31, 2015
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$83,807	$6,672		$90,479	$61,819	$7,989		$69,808
Gross profit	$36,209	$1,405		$37,614	$23,098	$2,205		$25,303
Gross margin	43.2%	21.1%		41.6%	37.4%	27.6%		36.2%
Operating income	$5,035	$139	$(1,268)	$3,906	$7,529	$1,557	$(1,188)	$7,898

	Six Months Ended August 31, 2016				Six Months Ended August 31, 2015
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$166,557	$15,069		$181,626	$119,645	$15,592		$135,237
Gross profit	$68,719	$3,729		$72,448	$44,686	$4,143		$48,829
Gross margin	41.3%	24.7%		39.9%	37.3%	26.6%		36.1%
Operating income	$6,072	$1,547	$(5,751)	$1,868	$14,419	$2,777	$(2,254)	$14,942

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

Products of the Company's Satellite segment were sold to EchoStar. In August 2016, EchoStar ceased purchasing products from CalAmp and the Satellite business was shut down effective August 31, 2016. Historically, shared service expenses for accounting, human resources, information technology and legal administration have been allocated to the two reporting segments. Any such shared expenses that will not be eliminated in future periods as a result of the shutdown of the Satellite business have been reclassified in the segment information for all periods presented from the Satellite segment to the Wireless DataCom segment, with no effect on total operating income.

In fiscal 2016 and the first half of fiscal 2017, Satellite segment revenues accounted for only 14% and 8%, respectively, of the Company’s consolidated revenues. After giving retroactive effect to the reclassification of general and administration expense from the Satellite segment to the Wireless DataCom segment for shared service expenses that will not be eliminated as a result of the Satellite business shutdown, Satellite segment operating income in fiscal 2016 and the first half of fiscal 2017 represented 23% and 20%, respectively, of total business unit operating income, excluding corporate expenses not allocated to the business units of $6,480,000 and $5,751,000 in fiscal 2016 and the first half of fiscal 2017. Also, as a result of transitioning the Satellite business to a variable cost operating model in fiscal 2012, in which all DBS product manufacturing was moved to a contract manufacturer, assets and liabilities of the Satellite segment represented only about 2% of consolidated assets and liabilities at the end of fiscal 2016. Accordingly, CalAmp believes that the shutdown of the Satellite segment does not qualify for discontinued operations accounting treatment because it represents neither a strategic shift nor did it have or will it have a major impact on the Company’s business or consolidated financial statements.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

A summary of future payments of operating lease commitments is as follows (dollars in thousands):

2017 (remainder)	$3,621
2018	6,109
2019	4,656
2020	3,013
2021	1,559
Thereafter	3,712
Total	$22,670

Legal Proceedings

Omega patent infringement claim

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC, (“Omega”), a non-practicing entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents asserted by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.9 million, for which CalAmp recorded a full reserve in the fiscal 2016 fourth quarter. Following trial, Omega brought a motion seeking entry of judgment, an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. The Company filed an opposition to Omega’s motion, and the judge’s ruling has not yet been rendered. Motions for judgment as a matter of law and a new trial have not yet been filed because no judgment has been entered. If, following resolution of all post-trial motions, judgment is ultimately entered in Omega’s favor, CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. In addition to its appeal, CalAmp is seeking to invalidate a number of Omega’s patents in actions filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict, the Company continues to believe that its products do not infringe Omega’s patents and that Omega’s patents are not valid, and accordingly CalAmp intends to continue pursuing its judicial and administrative options. While it is not feasible to predict with a high degree of certainty the outcome of this litigation, its ultimate resolution could be material to CalAmp’s cash flows and results of operations. Furthermore, if an injunction is issued by the court, the Company could be prevented from manufacturing and selling a number of its products, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Orbcomm patent infringement claim

On April 7, 2016, a patent infringement lawsuit was filed against the Company by Orbcomm Inc. (“Orbcomm”) in the U.S. District Court for the Eastern District of Virginia. Orbcomm alleged that certain of the Company’s systems for tracking, monitoring, and controlling vehicles, machinery, and other assets infringed on certain patents asserted by Orbcomm. Orbcomm has not yet made a specific damages claim, but seeks compensatory damages, treble damages, and an injunction. The Company believes that its products and services do not infringe Orbcomm’s patents and/or that Orbcomm’s patents are invalid. On May 27, 2016, the Company filed a motion to dismiss Orbcomm’s claims on the basis, inter alia, that Orbcomm’s patents are directed at ineligible subject matter and are therefore invalid under 35 U.S.C. § 101. On July 22, 2016, the court denied CalAmp’s motion; however, in light of new Federal Circuit case law, CalAmp filed a motion for reconsideration of its motion to dismiss, and the court has received briefs and scheduled an oral argument, regarding certain aspects of CalAmp’s motion, for October 13, 2016. Regardless of the outcome of its motion to dismiss, the Company intends to vigorously defend itself against Orbcomm’s claims. In addition, on July 19, 2016, CalAmp filed with the court its first amended answer to Orbcomm’s complaint, which included an affirmative defense and a counterclaim alleging that Orbcomm’s patents were unenforceable due to inequitable conduct. Orbcomm then filed a motion to dismiss CalAmp’s inequitable conduct counterclaim and to strike CalAmp’s inequitable conduct defense. On September 9, 2016, the court denied Orbcomm’s motion to dismiss and strike. At this early stage of the lawsuit, it is not feasible to predict with any certainty the outcome of this litigation, and the Company has made no accrual for this claim.

G.L.M. contract claim

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. (“G.L.M.”) against LoJack in the United States District Court for the Eastern District of New York (the “Court”) alleging breach of contract, misrepresentation, and violation of the New York franchise law, Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. G.L.M. sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On September 19, 2014, the Court entered summary judgment in favor of LoJack on G.L.M’s three remaining claims for breach of contract, breach of the duty of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A. The Court denied G.L.M.’s attempt to amend its complaint on the basis of futility and undue delay. The Court also entered summary judgment in favor of LoJack on its counterclaim for breach of contract. On August 21, 2015, the Court issued a Memorandum and Opinion with respect to LoJack’s claim for damages on its breach of contract counterclaim. The Court found that LoJack is entitled to recover damages and interest on its counterclaim in the total amount of $1.9 million. The Court ordered that judgment enter in that amount and that the case be closed. On August 25, 2015, the clerk of the Court entered judgment in LoJack’s favor. On September 23, 2015, G.L.M. filed a notice of appeal in the Court of Appeals for the Second Circuit. On August 2, 2016, the Second Circuit issued a Mandate on the Summary Order affirming the Court’s August 15, 2015 judgment. The Company is now embarking on collecting its judgment, but there can be no assurances that the Company will be able to recover the full amount of the judgment, if any.

EVE battery claim

LoJack was notified in 2013 by some of its international licensees that some of the batteries manufactured by LoJack’s former battery supplier, EVE Energy Co., Ltd. (“EVE”), and included in self-powered LoJack units these licensees had purchased from LoJack, exhibited degraded performance below LoJack’s quality standards. These notifications led LoJack to perform its own investigation. As a result of this investigation, LoJack confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack units sold in the United States and to LoJack’s international licensees were exhibiting a failure to power over a period of time that could impact the ability of the LoJack unit to transmit a signal when called upon for stolen vehicle recovery. LoJack manufactures both vehicle and self-powered (battery) units and this degraded performance potentially affects only the transmit battery pack in the self-powered units. As of the date of this report, the majority of LoJack units in circulation are vehicle powered.

LoJack has incurred, and expects to continue to incur, costs and expenses related to the actions that it decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to LoJack’s customers. Because of the ongoing nature of this matter, the Company cannot predict what other actions will be required, nor can it predict the outcome nor estimate the possible loss or range of loss with respect to any such actions. See Note 13 for the accrued warranty cost liability related to this matter.

LoJack filed a formal claim under its relevant insurance policy and was paid $5,000,000.

On October 27, 2014, LoJack and its wholly-owned subsidiary LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with a tribunal of with the Hong Kong International Arbitration Centre (the “Tribunal”). The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. The arbitration proceedings against EVE were held in Hong Kong on June 6 to 24, 2016. The Tribunal held an additional hearing on September 15 to 16, 2016, and the Tribunal has scheduled an additional hearing for January 9 to 10, 2017, focused on damages. The Company cannot predict the ultimate outcome of the arbitration proceedings or the amount of damages, if any, that the Company may be awarded by the Tribunal.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

LoJack Financing Recourse Agreement

LoJack’s financing recourse agreement to certain automobile dealers represents the maximum potential amount of future payments under an agreement with a certain financing company. Pursuant to the recourse agreement, the Company will reimburse participating dealers the unamortized dealer cost of LoJack units purchased by customers via auto loans underwritten by the financing company upon a borrower’s default within the initial 18 months of the auto loan. This agreement was renewed for the year ending December 31, 2016. Based on the unamortized cost of units sold and assuming the default of all borrowers, the Company’s maximum potential amount of future payments under this agreement is $4.2 million as of August 31, 2016. The expected obligation is accrued based on sales to the participating dealers and historical loss experience. As of August 31, 2016, the Company had accrued $73,000 under these guarantees. Accruals for the financing recourse agreement are recorded as a reduction of revenue in the consolidated statement of operations.

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

RESULTS OF OPERATIONS

OUR COMPANY

The Company is a leading provider of wireless communications products, services and solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments.

WIRELESS DATACOM

The Company’s Wireless DataCom segment offers an extensive portfolio of intelligent communications devices, robust and scalable cloud service platform, and targeted software applications to streamline otherwise complex Machine-to-Machine (M2M) deployments. In March 2016, the Company completed the acquisition of LoJack. LoJack focuses on providing a differentiated range of connected vehicle solutions including the industry’s benchmark system for effective stolen vehicle recovery. CalAmp products, services and solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business critical data and desired intelligence from high-value mobile and remote assets.

SATELLITE

Up to and including the quarter ended August 31, 2016, products of the Company's Satellite segment were sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription Direct Broadcast Satellite (“DBS”) television systems. From fiscal 2000 through fiscal 2007, the Satellite segment represented CalAmp’s core business, reaching a concentration peak in fiscal 2004 when it accounted for 94% of the Company’s consolidated revenue. To diversify away from the Company’s dependence on the lower margin U.S. DBS products industry, during a 36 month period beginning in April 2004 CalAmp consummated six business and product line acquisitions to grow its Wireless DataCom business. As a result of these and subsequent acquisitions and organic growth in this segment, combined with a substantial decline in sales to EchoStar as a result of a DBS product performance issue in fiscal 2008, Wireless DataCom revenues surpassed Satellite revenues for the first time in fiscal 2008, and from that year through fiscal 2016 Wireless DataCom annual revenues have ranged between two and six times the amount of Satellite segment revenues, with the exception of the recession-impacted fiscal 2010.

In April 2016, EchoStar notified the Company that it would stop purchasing products from the Company at the end of its then-current product demand forecast as a result of a consolidation of its supplier base. EchoStar’s product demand forecast with CalAmp extended through August 2016, and the products covered by this forecast were substantially all shipped prior to August 31, 2016. In light of the fact that EchoStar accounted for essentially all of the revenues of the Satellite segment, and it was not considered feasible to resume doing business with DirecTV, the only other DBS service provider in the U.S. that CalAmp last sold product to in fiscal 2009, the Company’s Satellite business was shut down effective August 31, 2016.

In fiscal 2016 and the first half of fiscal 2017, Satellite segment revenues accounted for only 14% and 8%, respectively, of the Company’s consolidated revenues. After giving retroactive effect to the reclassification of general and administration expense from the Satellite segment to the Wireless DataCom segment for shared service expenses that will not be eliminated as a result of the Satellite business shutdown, Satellite segment operating income in fiscal 2016 and the first half of fiscal 2017 represented 23% and 20%, respectively, of total business unit operating income, excluding corporate expenses not allocated to the business units of $6,480,000 and $5,751,000 in fiscal 2016 and the first half of fiscal 2017. Also, as a result of transitioning the Satellite business to a variable cost operating model in fiscal 2012, in which all DBS product manufacturing was moved to a contract manufacturer, assets and liabilities of the Satellite segment represented only about 2% of consolidated assets and liabilities at the end of fiscal 2016. Accordingly, CalAmp believes that the shutdown of the Satellite segment does not qualify for discontinued operations accounting treatment because it represents neither a strategic shift nor did it have or will it have a major impact on the Company’s business or consolidated financial statements.

Operating Results by Reporting Segment

The Company's revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$83,807	92.6%	$61,819	88.6%	$166,557	91.7%	$119,645	88.5%
Satellite	6,672	7.4%	7,989	11.4%	15,069	8.3%	15,592	11.5%
Total	$90,479	100.0%	$69,808	100.0%	$181,626	100.0%	$135,237	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$36,209	96.3%	$23,098	91.3%	$68,719	94.9%	$44,686	91.5%
Satellite	1,405	3.7%	2,205	8.7%	3,729	5.1%	4,143	8.5%
Total	$37,614	100.0%	$25,303	100.0%	$72,448	100.0%	$48,829	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended August 31,				Six Months Ended August 31,
	2016		2015		2016		2015
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$5,035	5.6%	$7,529	10.8%	$6,072	3.3%	$14,419	10.7%
Satellite	139	0.2%	1,557	2.2%	1,547	0.9%	2,777	2.1%
Corporate expenses	(1,268)	(1.4%)	(1,188)	(1.7%)	(5,751)	(3.2%)	(2,254)	(1.7%)
Total	$3,906	4.4%	$7,898	11.3%	$1,868	1.0%	$14,942	11.1%

Revenue

Wireless DataCom revenue increased by $22.0 million, or 36%, to $83.8 million in the second quarter of fiscal 2017 compared to the fiscal 2016 second quarter. This increase was due to the revenue contribution of the newly acquired LoJack business, which accounted for revenue of $31.9 million in the second quarter, offset by a decrease in Mobile Resource Management (“MRM”) product revenues. For the six months ended August 31, 2016, Wireless DataCom revenue increased by $46.9 million, or 39%, to $166.6 million compared to the same period in the prior year. This increase was due to the LoJack business, which contributed $59.8 million to revenue, and a $5.9 million increase in revenue from our heavy equipment customer, offset by decreases in revenue of our other lines of business, primarily MRM product revenues.

Satellite revenue decreased by $1.3 million, or 16%, to $6.7 million in the three months ended August 31, 2016 compared to the same period last year and for the six months ended August 31, 2016, Satellite revenue decreased by $0.5 million, or 3%, to 15.1 million from $15.6 million for the same period of the prior year. These decreases were due to the fluctuation and eventual ceasing in product demand on the part of EchoStar, the Satellite segment’s sole customer which, as explained above, led the Company to shut down its Satellite business.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $13.1 million to $36.2 million in the fiscal 2017 second quarter compared to $23.1 million in the second quarter of last year primarily as a result of higher revenue. Gross margin increased to 43.2% in the second quarter of fiscal 2017 from 37.4% in the second quarter of fiscal 2016. These improvements were primarily due to higher margins for the LoJack business acquired in March 2016.

Wireless DataCom gross profit increased 54% to $68.7 million in the six months ended August 31, 2016, compared to $44.7 million for the same period of the prior year primarily due to increased revenue. Gross margin increased to 41.3% in the six months ended August 31, 2016 from 37.3% for the same period of the prior year primarily due to higher margins for the LoJack business.

Satellite gross profit decreased by $0.8 million in the fiscal 2017 second quarter compared to the second quarter of last year due to lower revenue and the closing of the Satellite business. Satellite’s gross margin decreased to 21.1% in the second quarter of fiscal 2017 from 27.6% in the second quarter of fiscal 2016.

The Satellite segment had gross profit of $3.7 million for the six months ended August 31, 2016, compared to gross profit of $4.1 million for the same period of last year. Satellite’s gross margin decreased to 24.7% in the first half of fiscal 2017 compared to 26.6% in the first half of fiscal 2016. These decreases were due to lower revenue and changes in product mix.

Operating Expenses

Consolidated research and development (“R&D”) expense increased by $0.9 million to $5.9 million in the second quarter of fiscal 2017 from $5.0 million in the second quarter of last year. For the six-month year-to-date periods, R&D increased by $2.4 million from $9.6 million last year to $12.0 million this year. These increases were due primarily to LoJack R&D expense.

Consolidated selling expense increased by $6.8 million to $12.7 million in the second quarter of this year compared to $5.8 million in the second quarter of last year due primarily to the LoJack acquisition, which accounted for $6.6 million of the increase. The remaining increase was due to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses. For the six month year-to-date periods, selling expenses increased by $12.6 million to $24.0 million due to the same factors cited above for the three month periods. The LoJack acquisition accounted for $11.6 million of the increase for the six month year-to-date periods.

Consolidated general and administrative (“G&A”) expenses increased by $6.4 million to $11.3 million in the second quarter of this year compared to $4.9 million in the second quarter of last year due primarily to the LoJack G&A expenses, which accounted for $5.6 million of the increase. The remaining increase in G&A expenses was due to higher legal expenses related to two patent infringement lawsuits. For the six month periods, consolidated G&A increased from last year by $17.6 million to $27.3 million this year due primarily to the LoJack G&A expenses, which accounted for $11.7 million of the increase. Also, transaction and integration expenses for the LoJack acquisition were $3.5 million in the first half of this year. The remaining increase in G&A expenses for the six month periods was due to higher legal expenses related to two patent infringement lawsuits and higher stock compensation expenses.

Amortization of intangibles increased from $1.7 million in the second quarter of last year to $3.9 million in the second quarter of this year. For the six month periods, amortization of intangibles increased from $3.3 million last year to $7.3 million this year. These increases were due to the amortization of new intangibles associated with the acquisition of LoJack in the fiscal 2017 first quarter.

Non-operating Expense, Net

Investment income was $455,000 in the second quarter of this year compared to investment loss of $43,000 last year, due to investment income on Rabbi Trust assets and dividend income of $114,000 received from a minority-owned LoJack licensee. Investment income increased to $908,000 in the six months ended August 31, 2016 compared to investment loss of $15,000 in the comparable period of the prior year for the same reasons cited above for the three month periods, in addition to an increase in investment income on cash equivalents and marketable securities.

Interest expense increased to $2.5 million in the second quarter of this year compared to $2.3 million in the second quarter of last year, and increased to $4.9 million in the six months ended August 31, 2016 compared to $2.9 million in the six months ended August 31, 2015 due to interest expense associated with the convertible notes issued in May 2015.

See Note 14 to the accompanying unaudited consolidated financial statements for additional information on investment income and interest expense.

Income Tax Provision

The Company evaluates its estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between the Company’s income tax provision or benefit and its pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of income or loss that is taxed at high effective rates domestically versus pretax book income or loss that is taxed at low effective rates internationally. Consequently, the Company’s ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

The effective income tax rate was 15% in the six months ended August 31, 2016, which is lower than the statutory U.S. federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by the Company’s Ireland subsidiary, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the second quarter and first six months of fiscal 2017 as compared to the same periods in fiscal 2016 is due primarily to a different geographic mix of earnings.

LIQUIDITY AND CAPITAL RESOURCES

In June 2016, the Company’s Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $25 million of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which CalAmp repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by CalAmp’s management team. The repurchase program may be suspended or discontinued at any time. The Company expects to finance the purchases with existing cash balances.

During the three and six months ended August 31, 2016, the Company repurchased 0.6 million shares of its common stock at an average share cost of $14.57, including commissions. The total cost of the share repurchases during the three and six months ended August 31, 2016 was $8.5 million. All of the share repurchases were paid for as of August 31, 2016. All common stock repurchased was retired as of August 31, 2016. Of the $25 million authorized for share repurchases, $16.5 million is remaining as of August 31, 2016.

In March 2016 the Company completed the acquisition of LoJack. The Company funded the acquisition from cash on hand. The total purchase price was $131.7 million which included the $5.5 million fair value of 850,100 shares of LoJack common stock that were purchased by CalAmp in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes due May 15, 2020. The Company has used, and expects to continue to use, the remaining net proceeds from the offering of the convertible notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions, working capital and repurchases of the Company’s stock.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at August 31, 2016 or February 29, 2016.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At August 31, 2016, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the line of credit with Square 1 Bank. During the six months ended August 31, 2016, cash and cash equivalents decreased by $44.7 million. The decrease was primarily due to the cash used for the acquisition of LoJack, net of cash acquired, of $117.0 million. Other uses of cash were common stock repurchases of $8.5 million, capital expenditures of $3.5 million, taxes paid related to net share settlement of vested equity awards of $1.4 million, and advances to an unconsolidated affiliate of $0.7 million. Offsetting these uses of cash and cash equivalents was cash provided by operations of $19.3 million, proceeds from maturities of marketable securities of $66.4 million, and proceeds from stock option exercises of $0.8 million.

Contractual Cash Obligations

The following is a summary of the Company’s contractual cash obligations at August 31, 2016 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2017
	(remainder)	2018	2019	2020	2021	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$-	$172,500	$-	$172,500
Convertible senior notes stated interest	1,402	2,803	2,803	2,803	1,402	-	11,213
Operating leases	3,621	6,109	4,656	3,013	1,559	3,712	22,670
Purchase obligations	30,325	-	-	-	-	-	30,325
Other contractual commitments	2,650	-	-	-	-	-	2,650
Total contractual obligations	$37,998	$8,912	$7,459	$5,816	$175,461	$3,712	$239,358

Purchase obligations consist primarily of inventory purchase commitments.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company’s markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 29, 2016 as filed with the Securities and Exchange Commission on April 20, 2016. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $850,000 related to the Company’s foreign subsidiaries is included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet at August 31, 2016. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income (loss) before income taxes and equity in net loss of affiliate were $405,000 and $(29,000) in the six months ended August 31, 2016 and 2015, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company’s results of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at August 31, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16 – Commitments and Contingencies of the Notes to Unaudited Financial Statements above for information regarding the legal proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, as filed with the Securities and Exchange Commission on April 20, 2016, for a discussion of factors that could materially affect the Company’s business, financial condition, results of operations, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of the Company’s common stock during our second quarter ended August 31, 2016.

				Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares that may
	Total Number of	Price	Announced	be Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased	Share (1)	Programs	or Programs (2)
June 1 - June 30, 2016	15,000	$14.59	15,000	$24,781,168
July 1 - July 31, 2016	300,000	$14.29	300,000	$20,495,643
August 1 - August 31, 2016	265,100	$14.89	265,100	$16,548,917
Total	580,100	$14.57	580,100	$16,548,917

(1)	Average price paid per share for shares purchased as part of the Company’s share repurchase program (includes brokerage commissions).

(2)	As announced on June 28, 2016, the Company's Board of Directors approved a share repurchase program of up to $25 million of its outstanding common stock. As of August 31, 2016, $8.5 million of the $25 million had been utilized. The remaining $16.5 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of August 31, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

September 29, 2016	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)