Form 10-Q
period 2016-11-30
CalAmp Corp.
filed 2016-12-21
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of December 15, 2016 was 35,412,382.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; amounts in thousands, except par value)

	November 30,	February 29,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$75,147	$139,388
Short-term marketable securities	25,675	88,718
Accounts receivable, less allowance for doubtful accounts of $773
and $622 at November 30, 2016 and February 29, 2016, respectively	66,969	49,432
Inventories	31,484	16,731
Prepaid expenses and other current assets	7,847	4,498
Total current assets	207,122	298,767
Property, equipment and improvements, net of
accumulated depreciation and amortization	21,676	11,225
Deferred income tax assets	28,024	30,213
Goodwill	63,564	16,508
Other intangible assets, net	71,074	17,010
Other assets	11,287	10,640
	$402,747	$384,363
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,392	$24,938
Accrued payroll and employee benefits	10,977	6,814
Deferred revenue	15,243	9,438
Other current liabilities	14,380	8,375
Total current liabilities	73,992	49,565

1.625% convertible senior unsecured notes	145,021	139,800
Other non-current liabilities	15,244	5,551
Total liabilities	234,257	194,916

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,479 and 36,667 shares issued and outstanding
at November 30, 2016 and February 29, 2016, respectively	355	367
Additional paid-in capital	212,137	229,159
Accumulated deficit	(43,518)	(39,853)
Accumulated other comprehensive loss	(484)	(226)
Total stockholders' equity	168,490	189,447
	$402,747	$384,363

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Revenues:
Products	$67,580	$63,980	$219,985	$177,275
Application subscriptions and other services	15,770	10,695	44,991	32,637
Total revenues	83,350	74,675	264,976	209,912

Cost of revenues:
Products	40,764	43,132	135,139	119,692
Application subscriptions and other services	7,469	4,969	22,272	14,817
Total cost of revenues	48,233	48,101	157,411	134,509
Gross profit	35,117	26,574	107,565	75,403

Operating expenses:
Research and development	5,297	5,121	17,273	14,681
Selling	12,818	5,975	36,809	17,320
General and administrative	11,352	5,202	38,619	14,885
Intangible asset amortization	3,857	1,663	11,203	4,962
Total operating expenses	33,324	17,961	103,904	51,848
Operating income	1,793	8,613	3,661	23,555

Non-operating income (expense):
Investment income	201	438	1,109	423
Interest expense	(2,479)	(2,252)	(7,377)	(5,180)
Other income (expense)	(587)	6	(174)	(23)
	(2,865)	(1,808)	(6,442)	(4,780)

Income (loss) before income taxes and equity in
net loss of affiliate	(1,072)	6,805	(2,781)	18,775

Income tax benefit (provision)	(135)	(2,603)	120	(7,015)

Income (loss) before equity in net loss of affiliate	(1,207)	4,202	(2,661)	11,760

Equity in net loss of affiliate	(320)	(326)	(1,004)	(326)

Net income (loss)	$(1,527)	$3,876	$(3,665)	$11,434

Earnings (loss) per share:
Basic	$(0.04)	$0.11	$(0.10)	$0.32
Diluted	$(0.04)	$0.11	$(0.10)	$0.31

Shares used in computing earnings (loss) per share:
Basic	35,731	36,319	36,196	36,138
Diluted	35,731	36,803	36,196	36,728

Comprehensive income (loss):
Net income (loss)	$(1,527)	$3,876	$(3,665)	$11,434
Other comprehensive loss:
Foreign currency translation adjustments	444	(46)	(180)	(46)
Unrealized loss on equity investment in French
licensee, net of tax	(70)	-	(78)	-
Total comprehensive income (loss)	$(1,153)	$3,830	$(3,923)	$11,388

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Nine Months Ended
	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,665)	$11,434
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	6,034	2,608
Intangible assets amortization expense	11,203	4,962
Stock-based compensation expense	5,669	4,211
Amortization of convertible debt issue costs and discount	5,221	3,502
Deferred tax assets, net	(511)	6,595
Equity in net loss of affiliate	1,004	326
Impairment of internal use software	1,364	-
Changes in operating assets and liabilities:
Accounts receivable	3,496	2,967
Inventories	(1,785)	563
Prepaid expenses and other assets	1,904	210
Accounts payable	(1,245)	907
Accrued liabilities	(9,742)	2,025
Deferred revenue	860	(2,352)
Other	(12)	(87)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,795	37,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	88,742	35,552
Purchases of marketable securities	(25,699)	(142,032)
Capital expenditures	(5,818)	(3,388)
Acquisition of Crashboxx	-	(1,500)
Acquisition of LoJack, net of cash acquired	(116,982)	-
Equity investment in and advances to affiliate	(1,401)	(2,156)
Other	(51)	(95)
NET CASH USED IN INVESTING ACTIVITIES	(61,209)	(113,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	-	172,500
Payment of debt issuance costs	-	(5,291)
Purchase of convertible note hedges	-	(31,343)
Proceeds from issuance of warrants	-	15,991
Payment of acquisition-related note and contingent consideration	-	(1,687)
Repurchases of common stock	(21,923)	-
Taxes paid related to net share settlement of vested equity awards	(1,614)	(2,520)
Proceeds from exercise of stock options	834	592
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(22,703)	148,242

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(124)	-

Net change in cash and cash equivalents	(64,241)	72,494
Cash and cash equivalents at beginning of period	139,388	34,184
Cash and cash equivalents at end of period	$75,147	$106,678

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

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

Certain notes and other information included in the audited financial statements included in the Company’s Annual Report on Form 10-K are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 20, 2016.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at November 30, 2016 and its results of operations for the three and nine months ended November 30, 2016 and 2015. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

In Italy, the purchase of an initial vehicle monitoring service contract is a requirement at the time the consumer purchases a LoJack product. Revenue is recognized over the life of the contract. These contracts, which are sold separately from the LoJack hardware, are offered for terms ranging from 8 to 96 months and are generally payable in full upon activation of the related unit or renewal of a previous contract. Customers are also offered a month-to-month option for service contracts.

The Company offers several types of extended warranty contracts in the United States related to its LoJack products. For those contracts for which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes revenue at the time of the sale of the warranty. For those warranty contracts to which the Company is the primary obligor, revenue is deferred and is recognized over five years, which is the estimated life of new vehicle ownership. For the majority of extended warranty contracts originated after 2011, the Company recognizes revenue at the time of sale.

For those warranties for which an independent third party insurer, and not the Company, is the primary obligor, the Company records revenue on a gross basis, with related costs being included in cost of goods sold. The Company considered the factors associated with gross vs. net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, the Company has latitude in establishing price; it can change the product offering; it has discretion in supplier selection; it is involved in the determination of product or service specifications; it bears the credit risk; and the amount that it earns on each contract is not fixed.

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

Foreign Currency Translation and Accumulated Other Comprehensive Loss Account

A cumulative foreign currency translation loss of $406,000 related to the Company’s foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at November 30, 2016. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes and equity in net loss of affiliate were $173,000 and $31,000 in the nine months ended November 30, 2016 and 2015, respectively.

Recently Issued Accounting Standards

In June, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses. This update amends the FASB’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This update is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted. The Company does not anticipate a significant impact on the financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2017 presentation, with no effect on net earnings.

NOTE 2 – LOJACK ACQUISITION

In March 2016, the Company completed the acquisition of all outstanding shares of common stock of LoJack. As a result of the acquisition, LoJack became a wholly-owned subsidiary of CalAmp and is consolidated with the Company’s financial statements beginning March 15, 2016 as a component of the Company’s Wireless DataCom business segment. The Company funded the acquisition from cash on hand. The total purchase price was $131.7 million, which included the $5.5 million fair value of the 850,100 shares of LoJack common stock that CalAmp purchased in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

Pursuant to the Company's business combinations accounting policy, the Company estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations. The Company's estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period, which is up to one year from the acquisition date. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, deferred income taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the remainder of the measurement period. The following is the preliminary purchase price allocation for LoJack (in thousands):

Purchase price		$131,735
Less cash acquired, net of debt assumed		(9,303)
Net cash paid		122,432
Fair value of net assets acquired:
Current assets other than cash	$41,262
Property and equipment	12,075
Developed technology	8,200
Tradename	35,500
Customer lists	4,650
Dealer relationships	16,850
Other non-current assets	4,208
Deferred tax liability	(2,700)
Current liabilities	(33,387)
Deferred revenue, non-current	(8,698)
Other non-current liabilities	(2,584)
Total fair value of net assets acquired		75,376
Goodwill		$47,056

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

In connection with the acquisition of LoJack, the Company has assumed liabilities related to quality assurance programs, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation described above. The fair value of inventories acquired included a purchase accounting fair market value step-up of $4.6 million. In the nine months ended November 30, 2016, the Company recognized $4.3 million of this markup as a component of cost of revenues that reflects the extent to which the inventory that was subject to step-up was sold to the Company’s customers in such period. Included in inventory as of November 30, 2016 was $0.3 million relating to the remaining fair value step-up associated with the LoJack acquisition.

In August 2016, the Company received an independent appraisal of LoJack’s property and equipment, which resulted in a purchase accounting fair market value step-up of $2.6 million. In the nine months ended November 30, 2016, the Company recognized $0.5 million of this markup as a component of cost of revenues and operating expenses that reflects the extent to which the property, equipment and improvements that were subject to the step-up were depreciated.

Acquisition and integration-related costs of $0.6 million and $4.2 million were included in selling, general, and administrative expenses in the Company's statements of comprehensive income (loss) for the three and nine months ended November 30, 2016.

Revenues of LoJack included in the consolidated statements of operations for the three and nine months ended November 30, 2016 were $29.9 million and $89.7 million, respectively. Post-acquisition earnings of LoJack on a standalone basis are impracticable to determine, because immediately following the acquisition CalAmp began to integrate LoJack into its existing operations.

The following is unaudited pro forma consolidated financial information for the Company presented as if the acquisition of LoJack had occurred on March 1, 2015, the beginning of the Company’s prior fiscal year.

(in thousands except per share amounts)

	Pro Forma
	Nine Months Ended
	November 30,
	2016	2015
Revenues	$270,231	$309,268
Net income	$4,782	$6,316

Earnings per share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17

Shares used in computing earnings per share:
Basic	36,196	36,138
Diluted	36,651	36,728

The following adjustments were included in the unaudited pro forma financial information (in thousands):

	Pro Forma
	Nine Months Ended
	November 30,
	2016	2015
LoJack standalone net income:
From March 1 to March 14, 2016	$973	$-
For the nine month period ended December 31, 2015	-	4,846
Increase (decrease) in revenue for fair valuation of
deferred revenue	1,434	(1,434)
(Increase) decrease in costs and expenses:
Amortization of inventory step-up	4,318	(4,318)
Amortization of intangible assets and depreciation of
property, equipment and improvements acquired	(309)	(5,551)
Acquisition and integration expenses	4,169	(3,195)
Net increase (decrease) in pretax income (loss)	10,585	(9,652)
Income tax effects	(2,138)	4,534
Change in net income (loss)	8,447	(5,118)
Net income (loss) as reported	(3,665)	11,434
Pro forma net income	$4,782	$6,316

The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had LoJack been included in the Company's historical consolidated financial statements for each of the nine month periods ended November 30, 2016 and 2015. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize the Company’s financial instrument assets as of November 30, 2016 and February 29, 2016 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

	As of November 30, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$30,332	$-	$30,332	$30,332	$-	$-

Level 1:
Commercial paper	5,058	-	5,058	60	4,998	-
Mutual funds (1)	5,324	119	5,443	-	-	5,443
Equity investment in
French licensee (2)	296	(81)	215	-	-	215

Level 2:
Repurchase agreements	28,700	-	28,700	28,700	-	-
Corporate bonds	36,748	(16)	36,732	16,055	20,677	-

Total	$106,458	$22	$106,480	$75,147	$25,675	$5,658

	As of February 29, 2016
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$6,890	$-	$6,890	$6,890	$-	$-

Level 1:
Mutual funds (1)	3,753	(383)	3,370	-	-	3,370
LoJack common stock (3)	4,050	1,416	5,466	-	-	5,466

Level 2:
Repurchase agreements	130,900	-	130,900	130,900	-	-
Corporate bonds	82,300	(16)	82,284	1,556	80,728
Commercial paper	8,032	-	8,032	42	7,990	-

Total	$235,925	$1,017	$236,942	$139,388	$88,718	$8,836

(1)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

(2)	The equity investment in LoJack’s French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange. The related unrealized gains or losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

(3)	The Company purchased 850,100 shares of LoJack common stock in the open market in November and December 2015, prior to entering into a definitive agreement to acquire 100% of LoJack’s common stock. These shares were considered trading securities and were recorded at fair value as of February 29, 2016.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 29,
	2016	2016
Raw materials	$16,909	$14,145
Work in process	336	180
Finished goods	14,239	2,406
	$31,484	$16,731

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill shown in the accompanying consolidated balance sheets is associated with the Company’s Wireless DataCom segment. Changes in goodwill are as follows (in thousands):

	Nine Months Ended
	November 30,
	2016	2015
Balance at beginning of period	$16,508	$15,483
Acquisition of LoJack	47,056	-
Acquisition of Crashboxx	-	1,025
Balance at end of period	$63,564	$16,508

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net
	Amortization	Feb. 29,		Nov. 30,	Feb. 29,		Nov. 30,	Nov. 30,	Feb. 29,
	Period	2016	Additions	2016	2016	Expense	2016	2016	2016
Supply contract	5 years	$2,220	$-	$2,220	$1,679	$325	$2,004	$216	$541
Developed technology	2-7 years	14,080	8,200	22,280	6,427	2,905	9,332	12,948	7,653
Tradenames	7-10 years	2,143	35,500	37,643	1,522	2,741	4,263	33,380	621
Customer lists	4-7 years	18,300	4,650	22,950	10,358	3,483	13,841	9,109	7,942
Dealer relationships	7 years	-	16,850	16,850	-	1,705	1,705	15,145	-
Covenants not to compete	5 years	170		170	128	25	153	17	42
Patents	5 years	273	67	340	62	19	81	259	211
		$37,186	$65,267	$102,453	$20,176	$11,203	$31,379	$71,074	$17,010

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2017 (remainder)	$3,866
2018	15,008
2019	11,663
2020	9,655
2021	7,833
Thereafter	23,049
$71,074

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 29,
	2016	2016
Deferred compensation plan assets	$5,443	$3,370
Investment in international licensees	2,256	-
Equity investment in and loans to UK affiliate	1,407	1,167
Other	2,181	637
Investment in LoJack common stock	-	5,466
	$11,287	$10,640

Included in the assets of the LoJack acquisition are investments in international licensees at the preliminary valuation of $2,256,000 consisting of a 12.5% equity interest in LoJack’s Mexican licensee of $1,541,000, a 17.5% equity interest in LoJack’s Benelux licensee of $500,000, and a 5.5% interest in LoJack’s French licensee of $215,000. The Company has not yet obtained all information required to complete the valuation of the Mexican and Benelux investments. The investment in LoJack’s French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date.

The equity investment and loans to the Company’s UK affiliate of $1,407,000 include a 49% equity interest in and loans to Smart Driver Club Limited. The investment is accounted for under the equity method since the Company has significant influence over the investee. The Company’s equity in the net loss of this affiliate amounted to $1.0 million for the nine months ended November 30, 2016. The Company made loans aggregating $1.4 million denominated in British pounds to Smart Driver Club Limited bearing interest at an annual interest rate of 8%, with principal of £1.0 million and all unpaid interest due in 2020.

LoJack became a wholly-owned subsidiary of the Company in March 2016, at which time the investment in LoJack common stock of $5.5 million as of February 29, 2016 became part of the purchase price of the LoJack acquisition, as described in Note 2.

NOTE 7 - FINANCING ARRANGEMENTS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at November 30, 2016 or February 29, 2016.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At November 30, 2016, the Company was in compliance with its debt covenants under the credit facility.

1.625% Convertible Senior Unsecured Notes

As of November 30, 2016, the Company had $172.5 million aggregate principal amount of convertible senior unsecured notes (the “Notes”) outstanding. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year beginning on November 15, 2015. The Notes will mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. The Company may not redeem the Notes prior to their stated maturity date. The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the Note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of November 30, 2016, none of the conditions allowing holders of the Notes to convert have been met.

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

Balances attributable to the Notes consist of the following (in thousands):

		November 30,	February 29,
		2016	2016
Principal		$172,500	$172,500
Less:	Unamortized debt discount	(24,371)	(29,002)
	Unamortized debt issuance costs	(3,108)	(3,698)
Net carrying amount of the Notes		$145,021	$139,800

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The issuance date fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes of May 15, 2020. The approximate fair value of the Notes as of November 30, 2016 was $166 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

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

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, United Kingdom, Ireland, Italy, Netherlands, Brazil, Mexico, Uruguay and New Zealand. Income tax returns filed for fiscal year 2011 and earlier are not subject to examination by U.S. federal and state tax authorities. Certain income tax returns for fiscal years 2012 through 2016 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Income tax returns for fiscal years 2013 through 2016 remain open to examination by tax authorities in Canada, United Kingdom, Ireland, Italy, Netherlands, Brazil, Mexico, Uruguay, New Zealand, and Puerto Rico.

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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Basic weighted average number of common
shares outstanding	35,731	36,319	36,196	36,138
Effect of stock options and restricted stock units
computed on treasury stock method	-	484	-	590
Diluted weighted average number of common
shares outstanding	35,731	36,803	36,196	36,728

All outstanding options and restricted stock units in the amount of 995,000 and 1,266,000, respectively, at November 30, 2016 were excluded from the computation of diluted earnings per share for the three and nine month periods then ended because the Company reported a net loss and the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 242,000 at November 30, 2015 were excluded from the calculations of diluted earnings per share for the three and nine month periods then ended.

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

The following table shows the changes in Accumulated Other Comprehensive Loss by component for the nine months ended November 30, 2016 (in thousands):

	Cumulative	Unrealized
	Foreign	Gains/Losses
	Currency	on Marketable
	Translation	Securities	Total
Balances at February 29, 2016	$(226)	$-	$(226)
Other comprehensive loss, net of tax	(180)	(78)	(258)
Balances at November 30, 2016	$(406)	$(78)	$(484)

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock Repurchase

In June 2016, the Company’s Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $25 million of its outstanding shares of common stock. Under the stock repurchase program, the Company may repurchase shares in open market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which CalAmp repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by CalAmp’s management team. The repurchase program may be suspended or discontinued at any time. The Company expects to finance the purchases with existing cash balances.

During the nine months ended November 30, 2016, the Company repurchased 1.6 million shares of its common stock at an average share cost of $14.10, including commissions. The total cost of the stock repurchases during the nine months ended November 30, 2016 was $21.9 million. All of the stock repurchases were paid for as of November 30, 2016. All common stock repurchased was retired as of November 30, 2016. Of the $25 million authorized for stock repurchases, $3.1 million was remaining as of November 30, 2016.

Equity Awards

Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Cost of revenues	$118	$51	$250	$170
Research and development	274	217	811	579
Selling	536	325	1,234	820
General and administrative	1,136	1,009	3,374	2,642
	$2,064	$1,602	$5,669	$4,211

Changes in the Company’s outstanding stock options during the nine months ended November 30, 2016 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise
Outstanding at February 29, 2016	860	$6.96
Granted	228	14.49
Exercised	(86)	9.74
Forfeited or expired	(7)	(15.70)
Outstanding at November 30, 2016	995	$8.39
Exercisable at November 30, 2016	664	$4.92

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2016 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average
	PSUs and	Grant Date
	RSUs	Fair Value
Outstanding at February 29, 2016	953	$16.66
Granted	760	14.63
Vested	(353)	14.87
Forfeited	(94)	15.68
Outstanding at November 30, 2016	1,266	$16.01

During the nine months ended November 30, 2016, the Company retained 110,815 shares of vested restricted stock and RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of November 30, 2016, there was $19.1 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 3.0 years.

NOTE 12 - CONCENTRATION OF RISK

One Wireless DataCom customer in the heavy equipment industry accounted for 8% and 15% of consolidated accounts receivable at November 30, 2016 and February 29, 2016, respectively.

The Company has contract manufacturing arrangements with sole source suppliers for LoJack stolen vehicle recovery products and transmission towers. As of November 30, 2016, one such supplier accounted for 11% of the Company’s total inventory purchases in the nine months ended November 30, 2016, and 12% of the Company’s total accounts payable. Some of the Company’s other components, assemblies and electronic manufacturing services are also purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 37% and 55% of the Company’s total inventory purchases in the nine months ended November 30, 2016 and 2015, respectively. As of November 30, 2016, this supplier accounted for 34% of the Company’s total accounts payable. Another supplier accounted for 13% and 16% of the Company’s total inventory purchases in the nine months ended November 30, 2016 and 2015, respectively, and 18% of the Company’s total accounts payable as of November 30, 2016.

NOTE 13 - PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the nine months ended November 30, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended
	November 30,
	2016	2015
Balance at beginning of period	$1,892	$1,819
Assumed from acquisition of LoJack	1,883	$-
Charged to costs and expenses	916	1,088
Deductions	(2,127)	(781)
Balance at end of period	$2,564	$2,126

In September 2014, LoJack commenced a quality assurance program in the U.S. related to a battery performance issue in self-powered LoJack units under base or extended warranty. LoJack also entered into agreements to support quality assurance programs with all major international licensees that identified performance issues in certain self-powered units equipped with the battery pack. At November 30, 2016, the Company had a reserve of $0.8 million, which is included in the accrued warranty costs liability, for certain costs associated with this program in the U.S., quality assurance programs in other countries and markets, and other business concessions related to the battery performance matter as further described in Note 16. CalAmp anticipates that the U.S. quality assurance program will be completed by the end of fiscal 2018.

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 29,
	2016	2016
Deferred compensation plan liability	$5,468	$3,392
Deferred revenue	7,668	1,070
Deferred rent	413	559
Acquisition-related contingent consideration	610	530
Other	1,085	-
	$15,244	$5,551

The acquisition-related contingent consideration is comprised of the estimated earn-out payable to the sellers in conjunction with the Company’s April 2015 acquisition of Crashboxx.

Supplemental Statements of Comprehensive Income (Loss) Information

Investment income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Investment income on cash equivalents and marketable securities	$129	$360	$458	$511
Investment income (loss) on deferred compensation plan Rabbi Trust assets	72	78	537	(88)
Dividend income	-	-	114	-
Total investment income	$201	$438	$1,109	$423

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$701	$685	$2,103	$1,567
Amortization of note discount	1,562	1,370	4,631	3,106
Amortization of debt issue costs	199	175	590	396
	2,462	2,230	7,324	5,069
Other interest expense	17	22	53	111
Total interest expense	$2,479	$2,252	$7,377	$5,180

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2016	2015
Interest expense paid	$2,851	$1,511
Income tax paid	$1,202	$365

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	November 30,
	2016	2015
Acquisition of Crashboxx in April 2015:
Accrued liability for earn-out consideration	$-	$455

NOTE 15 - SEGMENT INFORMATION

Segment information for the three and nine months ended November 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended November 30, 2016				Three Months Ended November 30, 2015
	Operating Segments				Operating Segments
	Wire less		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$83,350	$-		$83,350	$62,842	$11,833		$74,675
Gross profit	$35,117	$-		$35,117	$23,416	$3,158		$26,574
Gross margin	42.1%			42.1%	37.3%	26.7%		35.6%
Operating income	$3,171	$-	$(1,378)	$1,793	$7,389	$2,415	$(1,191)	$8,613

	Nine Months Ended November 30, 2016				Nine Months Ended November 30, 2015
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$249,907	$15,069		$264,976	$182,487	$27,425		$209,912
Gross profit	$103,836	$3,729		$107,565	$68,102	$7,301		$75,403
Gross margin	41.5%	24.7%		40.6%	37.3%	26.6%		35.9%
Operating income	$9,243	$1,547	$(7,129)	$3,661	$21,808	$5,192	$(3,445)	$23,555

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

Products of the Company's Satellite segment were sold to EchoStar. In August 2016, EchoStar ceased purchasing products from CalAmp and the Satellite business was shut down effective August 31, 2016. Historically, shared service expenses for accounting, human resources, information technology and legal administration have been allocated to the two reporting segments. Any such shared expenses that will not be eliminated in future periods as a result of the shutdown of the Satellite business have been reclassified in the segment information for all periods presented above from the Satellite segment to the Wireless DataCom segment, with no effect on total operating income.

In fiscal 2016 and the fiscal 2017 nine month period to November 30, 2016, Satellite segment revenues accounted for only 14% and 6%, respectively, of the Company’s consolidated revenues. After giving retroactive effect to the reclassification of general and administration expense from the Satellite segment to the Wireless DataCom segment for shared service expenses that will not be eliminated as a result of the Satellite business shutdown, Satellite segment operating income in fiscal 2016 and the fiscal 2017 nine month period represented 23% and 14%, respectively, of total business unit operating income, excluding corporate expenses not allocated to the business units of $6,480,000 and $7,129,000 in fiscal 2016 and the fiscal 2017 nine month period, respectively. Also, as a result of transitioning the Satellite business to a variable cost operating model in fiscal 2012, in which all Satellite product manufacturing was moved to a contract manufacturer, assets and liabilities of the Satellite segment represented only about 2% of consolidated assets and liabilities at the end of fiscal 2016. Accordingly, the Company believes that the shutdown of the Satellite segment does not qualify for discontinued operations accounting treatment because it represents neither a strategic shift nor did it have or will it have a major impact on the Company’s business or consolidated financial statements.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

A summary of future payments of operating lease commitments is as follows (dollars in thousands):

2017 (remainder)	$1,934
2018	6,799
2019	5,119
2020	3,198
2021	1,638
Thereafter	3,774
Total	$22,462

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

Orbcomm patent infringement claim

On April 7, 2016, a patent infringement lawsuit was filed against the Company by Orbcomm Inc. (“Orbcomm”) in the U.S. District Court for the Eastern District of Virginia. Orbcomm alleged that certain of the Company’s systems for tracking, monitoring, and controlling vehicles, machinery, and other assets infringed five patents asserted by Orbcomm. Through its suit, Orbcomm seeks compensatory damages, treble damages, and an injunction. On October 19, 2016, pursuant to the Company’s motion, filed May 27, 2016, the Court dismissed Orbcomm’s claims under one of the five patents because such patent was found to be directed at ineligible subject matter and therefore invalid under 35 U.S.C. § 101. Since then, Orbcomm has dismissed its claims under three of the four other asserted patents. Accordingly, only one of the five originally asserted patents remains at issue in the suit, U.S. Patent No. 6,611,686. Orbcomm’s damages claim on this remaining patent is approximately $3.6 million through May 31, 2017. The Company believes that its products and services do not infringe this patent and that the patent is invalid. In addition, the Company alleges that this patent is unenforceable due to inequitable conduct committed by Orbcomm when it revived the asserted patent claims in the Patent Office after they had been invalidated by another district court. In response to these allegations, Orbcomm then filed a motion to dismiss CalAmp’s inequitable conduct counterclaim and to strike CalAmp’s inequitable conduct defense. On September 9, 2016, the court denied Orbcomm’s motion to dismiss and strike. Thereafter, CalAmp filed its own patent infringement suit against Orbcomm in the U.S. District Court for the Eastern District of Virginia, asserting that Orbcomm is infringing two of CalAmp’s patents, U.S. Patent Nos. 6,151,355 and 6,850,839. At this early stage of the lawsuit, it is not feasible to predict with any certainty the outcome of this litigation, and the Company has made no accrual for this claim.

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

LoJack Financing Recourse Agreement

LoJack’s financing recourse agreement to certain automobile dealers represents the maximum potential amount of future payments under an agreement with a certain financing company. Pursuant to the recourse agreement, the Company will reimburse participating dealers the unamortized dealer cost of LoJack units purchased by customers via auto loans underwritten by the financing company upon a borrower’s default within the initial 18 months of the auto loan. This agreement was renewed for the year ending December 31, 2016. Based on the unamortized cost of units sold and assuming the default of all borrowers, the Company’s maximum potential amount of future payments under this agreement is $4.2 million as of November 30, 2016. The expected obligation is accrued based on sales to the participating dealers and historical loss experience. As of November 30, 2016, the Company had accrued $81,000 under these guarantees. Accruals for the financing recourse agreement are recorded as a reduction of revenue in the consolidated statement of operations.

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

RESULTS OF OPERATIONS

OUR COMPANY

The Company is a leading provider of wireless communications products, services and solutions for a broad array of applications to customers globally. The Company’s business activities are organized into our Wireless DataCom and Satellite business segments. As discussed below, the Satellite segment was shut down effective August 31, 2016.

WIRELESS DATACOM

The Company’s Wireless DataCom segment offers an extensive portfolio of intelligent communications devices, a scalable cloud service platform, and targeted software applications to streamline otherwise complex Machine-to-Machine (M2M) and connected vehicle deployments. In March 2016, the Company completed the acquisition of LoJack. LoJack focuses on providing a differentiated range of connected vehicle solutions including the industry’s benchmark system for effective stolen vehicle recovery. CalAmp products, services and solutions enable customers to optimize their operations by collecting, monitoring and efficiently reporting business critical data and desired intelligence from high-value mobile and remote assets.

SATELLITE

Up to and including the quarter ended August 31, 2016, products of the Company's Satellite segment were sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription Direct Broadcast Satellite (“DBS”) television systems. From fiscal 2000 through fiscal 2007, the Satellite segment represented CalAmp’s core business, reaching a concentration peak in fiscal 2004 when it accounted for 94% of the Company’s consolidated revenue. To diversify away from the Company’s dependence on the lower margin U.S. DBS products industry, during a 36 month period beginning in April 2004, the Company consummated six business and product line acquisitions to grow its Wireless DataCom business. As a result of these and subsequent acquisitions and organic growth in this segment, combined with a substantial decline in sales to EchoStar as a result of a DBS product performance issue in fiscal 2008, Wireless DataCom revenues surpassed Satellite revenues for the first time in fiscal 2008, and from that year through fiscal 2016 Wireless DataCom annual revenues have ranged between two and six times the amount of Satellite segment revenues, with the exception of the recession-impacted fiscal 2010.

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

In fiscal 2016 and the fiscal 2017 nine month period, Satellite segment revenues accounted for only 14% and 6%, respectively, of the Company’s consolidated revenues. After giving retroactive effect to the reclassification of general and administration expense from the Satellite segment to the Wireless DataCom segment for shared service expenses that will not be eliminated as a result of the Satellite business shutdown, Satellite segment operating income in fiscal 2016 and the fiscal 2017 nine month period represented 23% and 14%, respectively, of total business unit operating income, excluding corporate expenses not allocated to the business units of $6,480,000 and $7,129,000 in fiscal 2016 and the fiscal 2017 nine month period, respectively. Also, as a result of transitioning the Satellite business to a variable cost operating model in fiscal 2012, in which all DBS product manufacturing was moved to a contract manufacturer, assets and liabilities of the Satellite segment represented only about 2% of consolidated assets and liabilities at the end of fiscal 2016. Accordingly, the Company believes that the shutdown of the Satellite segment does not qualify for discontinued operations accounting treatment because it represents neither a strategic shift nor did it have or will it have a major impact on the Company’s business or consolidated financial statements.

Operating Results by Reporting Segment

The Company's revenue, gross profit and operating income by reporting segment are as follows:

REVENUE BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$83,350	100.0%	$62,842	84.2%	$249,907	94.3%	$182,487	86.9%
Satellite	-	0.0%	11,833	15.8%	15,069	5.7%	27,425	13.1%
Total	$83,350	100.0%	$74,675	100.0%	$264,976	100.0%	$209,912	100.0%

GROSS PROFIT BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$35,117	100.0%	$23,416	88.1%	$103,836	96.5%	$68,102	90.3%
Satellite	-	0.0%	3,158	11.9%	3,729	3.5%	7,301	9.7%
Total	$35,117	100.0%	$26,574	100.0%	$107,565	100.0%	$75,403	100.0%

OPERATING INCOME BY SEGMENT

	Three Months Ended November 30,				Nine Months Ended November 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
		Total		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$3,171	3.8%	$7,389	9.9%	$9,243	3.5%	$21,808	10.4%
Satellite	-	0.0%	2,415	3.2%	1,547	0.6%	5,192	2.5%
Corporate expenses	(1,378)	(1.7%)	(1,191)	(1.6%)	(7,129)	(2.7%)	(3,445)	(1.7%)
Total	$1,793	2.1%	$8,613	11.5%	$3,661	1.4%	$23,555	11.2%

Revenue

Wireless DataCom revenue increased by $20.5 million, or 33%, to $83.4 million in the third quarter of fiscal 2017 compared to the fiscal 2016 third quarter. This increase was due to the revenue contribution of the recently acquired LoJack business, which accounted for revenue of $29.9 million in the third quarter, offset by a decrease in Mobile Resource Management (“MRM”) product revenues. For the nine months ended November, 2016, Wireless DataCom revenue increased by $67.4 million, or 37%, to $249.9 million compared to the same period in the prior year. This increase was due to the LoJack business, which contributed $89.7 million to revenue, and a $4.3 million increase in revenue from our heavy equipment customer, offset by decreases in revenue of our other lines of business, primarily MRM product revenues.

There were no sales in the Satellite segment in the three months ended November 30, 2016 compared to revenues of $11.8 million in the same period last year, and for the nine months ended November 30, 2016, Satellite revenue decreased by $12.4 million, or 45%, to $15.1 million from $27.4 million for the same period of the prior year. These decreases were due to the cessation of product demand on the part of EchoStar, the Satellite segment’s sole customer which, as explained above, led the Company to shut down its Satellite business effective August 31, 2016.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $11.7 million to $35.1 million in the fiscal 2017 third quarter compared to $23.4 million in the third quarter of last year primarily as a result of higher revenue. Gross margin increased to 42.1% in the third quarter of fiscal 2017 from 37.3% in the third quarter of fiscal 2016. These improvements were primarily due to higher margins for the LoJack business acquired in March 2016.

Wireless DataCom gross profit increased 53% to $103.8 million in the nine months ended November 30, 2016, compared to $68.1 million for the same period of the prior year primarily due to increased revenue. Gross margin increased to 41.5% in the nine months ended November 30, 2016 from 37.3% for the same period of the prior year primarily due to higher margins for the LoJack business.

The Satellite segment had gross profit of $3.7 million for the nine months ended November 30, 2016, compared to gross profit of $7.3 million for the same period of last year. Satellite’s gross margin decreased to 24.7% in the nine months ended November 30, 2016 compared to 26.6% in the same period of the prior year. These decreases were due to lower revenue resulting from the closing of the Satellite business at the end of the fiscal 2017 second quarter.

Operating Expenses

Consolidated research and development (“R&D”) expense increased by $0.2 million to $5.3 million in the third quarter of fiscal 2017 from $5.1 million in the third quarter of last year. For the nine month year-to-date periods, R&D increased by $2.6 million from $14.7 million last year to $17.3 million this year. These increases were due primarily to LoJack R&D expense.

Consolidated selling expense increased by $6.8 million to $12.8 million in the third quarter of this year compared to $6.0 million in the third quarter of last year due primarily to the LoJack acquisition, which accounted for $6.5 million of the increase. The remaining increase was due to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses. For the nine month year-to-date periods, selling expenses increased by $19.5 million to $36.8 million due to the same factors cited above for the three month periods. The LoJack acquisition accounted for $18.0 million of the increase for the nine month year-to-date periods.

Consolidated general and administrative (“G&A”) expenses increased by $6.2 million to $11.4 million in the third quarter of this year compared to $5.2 million in the third quarter of last year due primarily to the LoJack G&A expenses, which accounted for $4.8 million of the increase. The remaining increase in G&A expenses was due to higher legal expenses related to two patent infringement lawsuits. For the nine month periods, consolidated G&A increased by $23.7 million to $38.6 million this year due primarily to the LoJack G&A expenses, which accounted for $16.5 million of the increase. Also, transaction and integration expenses for the LoJack acquisition were $4.2 million in the nine months ended November 30, 2016. The remaining increase in G&A expenses for the nine month periods was due to higher legal expenses related to two patent infringement lawsuits and higher stock compensation expenses.

Amortization of intangibles increased from $1.7 million in the third quarter of last year to $3.9 million in the third quarter of this year. For the nine month periods, amortization of intangibles increased from $5.0 million last year to $11.2 million this year. These increases were due to the amortization of new intangibles associated with the acquisition of LoJack in the fiscal 2017 first quarter.

Non-operating Expense, Net

Investment income was $201,000 in the third quarter of this year compared to $438,000 last year, due to a decrease in investment income on cash equivalents and marketable securities. Investment income increased to $1.1 million in the nine months ended November 30, 2016 compared to $423,000 in the comparable period of the prior year due to an increase in investment income on deferred compensation plan Rabbi Trust assets and dividend income of $114,000 received from a minority-owned LoJack licensee during the nine months ended November 30, 2016.

Interest expense increased to $2.5 million in the third quarter of this year compared to $2.3 million in the third quarter of last year, and increased to $7.4 million in the nine months ended November 30, 2016 compared to $5.2 million in the nine months ended November 30, 2015 due to interest expense associated with the convertible notes issued in May 2015.

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

The Company has an income tax benefit of $120,000 for the nine months ended November 30, 2016 due primarily to the geographic mix of earnings (losses) as a result of the acquisition of LoJack in fiscal 2017. The income tax benefit was estimated using a discrete period computation. The Company cannot develop a reliable estimate of an annual effective tax rate since a small change in the Company’s estimated ordinary income could produce a significant change in the ETR. In such a case, an estimate of the ETR would not be reliable if a small change in ordinary income were likely to occur.

The income tax provision was $7.0 million for the nine months ended November 30, 2015, with an ETR of 37.4%.

LIQUIDITY AND CAPITAL RESOURCES

In June 2016, the Company’s Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $25 million of shares of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which CalAmp repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by CalAmp’s management team. The repurchase program may be suspended or discontinued at any time. The Company expects to finance the purchases with existing cash balances.

During the nine months ended November 30, 2016, the Company repurchased 1.6 million shares of its common stock at an average share cost of $14.10, including commissions. The total cost of the stock repurchases during the nine months ended November 30, 2016 was $21.9 million. All of the stock repurchases were paid for as of November 30, 2016. All common stock repurchased was retired as of November 30, 2016. Of the $25 million authorized for share repurchases, $3.1 million was remaining as of November 30, 2016.

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

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on March 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at November 30, 2016 or February 29, 2016.

The Square 1 Bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (“EBITDA”) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At November 30, 2016, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, marketable securities and the credit facility with Square 1 Bank. During the nine months ended November 30, 2016, cash and cash equivalents decreased by $64.2 million. The decrease was primarily due to the cash used for the acquisition of LoJack, net of cash acquired, of $117.0 million. Other uses of cash were common stock repurchases of $21.9 million, capital expenditures of $5.8 million, taxes paid related to net share settlement of vested equity awards of $1.6 million, and advances to an unconsolidated affiliate of $1.4 million. Offsetting these uses of cash and cash equivalents was cash provided by operations of $19.8 million, net proceeds from maturities of marketable securities of $63.0 million, and proceeds from stock option exercises of $0.8 million.

Contractual Cash Obligations

The following is a summary of the Company’s contractual cash obligations at November 30, 2016 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2017
	(remainder)	2018	2019	2020	2021	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$-	$172,500	$-	$172,500
Convertible senior notes stated interest	-	2,803	2,803	2,803	1,402	-	9,811
Operating leases	1,934	6,799	5,119	3,198	1,638	3,774	22,462
Purchase obligations	32,965	-	-	-	-	-	32,965
Other contractual commitments	1,873	-	-	-	-	-	1,873
Total contractual obligations	$36,772	$9,602	$7,922	$6,001	$175,540	$3,774	$239,611

Purchase obligations consist primarily of inventory purchase commitments.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks and uncertainties, including, without limitation, product demand, competitive pressures and pricing declines in the Company’s markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our stock repurchase program, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 29, 2016 as filed with the Securities and Exchange Commission on April 20, 2016. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. A cumulative foreign currency translation loss of $406,000 related to the Company’s foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at November 30, 2016. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes and equity in net loss of affiliate were $173,000 and $31,000 in the nine months ended November 30, 2016 and 2015, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company’s results of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at November 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the review of the financial statements for the quarter ended November 30, 2016, the Company’s independent auditors identified a material weakness in the Company’s internal controls over the classification of cash equivalents and marketable securities. This condition resulted in the misclassification of a short-term marketable security with a carrying amount of $7.0 million as a cash equivalent security. After re-evaluation, the Company reclassified the investment to short-term marketable securities in its November 30, 2016 consolidated balance sheet. This reclassification had no impact on the aggregate amount of cash, cash equivalents and marketable securities as of November 30, 2016, nor on operating cash flow for the three and nine month periods then ended. To remediate this internal control weakness the Company implemented new control procedures over the classification of cash equivalents and marketable securities. This internal control weakness will not be considered remediated until the new control procedures operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that this internal control weakness will be fully remediated during the fourth quarter ending February 28, 2017.

The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this report that, due to the internal control weakness described above, the Company’s disclosure controls and procedures are not effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the internal control weakness in our internal control over financial reporting as described above, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of the Company’s common stock during the Company’s third quarter ended November 30, 2016.

				Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares that may
	Total Number	Price	Announced	be Purchased
	of Shares	Paid per	Plans or	Under the Plans
	Purchased	Share (1)	Programs	or Programs (2)
September 1 - September 30, 2016	114,876	$14.99	114,876	$14,826,896
October 1 - October 31, 2016	500,129	$13.54	500,129	$8,054,190
November 1 - November 30, 2016	359,716	$13.84	359,716	$3,077,360
Total	974,721	$13.82	974,721	$3,077,360

(1)	Average price paid per share for shares purchased as part of the Company’s share repurchase program (includes brokerage commissions).

(2)	As announced on June 28, 2016, the Company's Board of Directors approved a stock repurchase program of up to $25 million of shares of its outstanding common stock. As of November 30, 2016, $21.9 million of the $25 million had been utilized. The remaining $3.1 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of November 30, 2016. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

December 21, 2016	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)