Form 10-K
period 2017-02-28
CalAmp Corp.
filed 2017-05-15
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2016 was approximately $511,619,000. As of May 2, 2017, there were 35,349,104 shares of the Company's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a leading provider of Internet of Things (IoT) enablement solutions for a broad array of mobile and fixed applications serving multiple vertical markets worldwide. Our business was organized into two segments during fiscal 2017 - Wireless DataCom, comprising all of our current operations, and Satellite, a legacy business that we brought to a close effective August 31, 2016. Since September 1, 2016, our business operates under a single segment – Wireless DataCom.

In March 2016, we acquired all outstanding common stock of LoJack Corporation (“LoJack”), a global leader in products and services for tracking and recovering cars, trucks and other valuable mobile assets. LoJack became a component of the Company’s Wireless DataCom business segment.

WIRELESS DATACOM

We offer solutions for Mobile Resource Management (MRM) and applications for the broader IoT market, enabling customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote and often mobile assets.

Our extensive portfolio of software applications, scalable cloud service-enablement platforms, and intelligent communications device platforms streamline otherwise complex IoT deployments for our customers. We are focused on delivering software services and product solutions globally for Fortune 2000 global enterprise customers in the transportation, government, construction, automotive and energy vertical markets. In addition, we anticipate new opportunities and future growth in insurance and vehicle telematics, industrial machine telematics, as well as other emerging technology applications.

We offer scalable, cloud-based telematics Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) applications that generate recurring subscription revenues. Our cloud-based, service enablement and telematics platforms facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (APIs), which our partners leverage to rapidly deliver full-featured IoT solutions to their customers and markets. Already integrated with numerous global Mobile Network Operator (MNO) account management systems, our proven commercial platforms were architected to leverage these carrier backend systems to provide our customers access to services that are essential for creating and managing flexible end-to-end solutions.

Our proven, scalable and targeted SaaS offerings and related core competencies enable rapid and cost-effective deployment of high-value solutions for our customers and provide an opportunity to incrementally grow our recurring revenues. Over the last several years, we have steadily grown our base of SaaS and PaaS subscribers, both organically and through acquisitions, with approximately 600,000 active telematics subscription units currently in service with customers globally.

Our broad portfolio of wireless communications products includes asset tracking devices, mobile telemetry units, fixed and mobile wireless gateways and multi-mode wireless routers. These wireless networking elements underpin a wide range of both CalAmp and third party solutions worldwide, and are ideal for applications demanding secure, reliable and business-critical communications. Our customers select our products based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value. Our deep understanding of our customers’ dynamic needs and their respective vertical markets, applications and business requirements remain key differentiators for us.

The solutions offered through our Wireless DataCom segment address a wide variety of applications across key vertical markets. These markets are typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services that are otherwise difficult to manage in real time. In such situations, our solutions provide a clear and demonstrable return on investment. Our products and solutions benefit our customers in the following ways:

●

Increasing productivity, improving communications and optimizing performance of fleets and mobile workers. Applications include tracking, dispatch and route optimization, fleet diagnostics and maintenance, work flow improvement, driver behavior monitoring as well as training and work-alone safety initiatives.

●

Improving the automobile dealer, vehicle owner and vehicle insurer experience. Applications include connected car and insurance telematics solutions that expedite the claims process for insurers, improve lot management for automobile dealers and provide early warning alerts and other connected car services for consumers.

●

Enabling comprehensive tracking and management services for cargo and containers. Applications include local and long haul trailer tracking, management and logistics, container tracking and status, refrigerated container monitoring and control, high-value asset as well as cargo monitoring and delivery assurance combined with local and intermodal pallet/cargo logistics and tracking.

●

Producing unparalleled stolen vehicle recovery for cars, trucks and SUVs, and new connected car services for businesses and consumers. Applications include stolen vehicle recovery, safety and security technologies, alerts to emergency personnel that are triggered by accidents, vehicle location and status monitoring, and enhancements to car dealership operations, customer satisfaction and incremental revenue opportunities.

●

Providing monitoring, control and automation of remote industrial equipment and critical infrastructure. Applications include freshwater and wastewater management, irrigation system control, traffic monitoring systems, oil and gas flow, transportation and distribution, automated reading of commercial utility meters, as well as monitoring and control of substations and other critical energy grid infrastructure.

●

Securing, tracking and managing financed vehicles and assets. Applications include asset tracking for sub-prime vehicle finance lenders and Buy Here Pay Here automobile dealers, rental equipment tracking and remote car start.

●

Facilitating comprehensive monitoring, tracking and telematics for heavy equipment and commercial trucking. Applications include heavy equipment maintenance, usage optimization and tracking, rental equipment tracking and usage, yellow iron and attachment management, indoor/outdoor forklift and loader location, crash detection and telematics, as well as transportation industry regulatory compliance, such as hours of service and onboard electronic logging requirements.

●

Enabling usage-based insurance, enhanced claims processing and delivery of comprehensive valued-added services for the vehicle insurance industry. Applications include driver behavior, scoring and feedback, crash discrimination, automated first notice of loss, accident damage assessment and estimation, distracted driving prevention, teen driver tracking and management, roadside assistance and predictive maintenance.

●

Delivering end-to-end visibility and regulatory compliance for cold chain management. Applications include visibility of product location, availability and condition for temperature-sensitive drugs, perishable food and high-value consumer goods.

●

Rapidly enabling the delivery of comprehensive managed services for machine and equipment OEMs. Applications include service, maintenance, tracking, monitoring and control for generators, turbines, compressors, small engines (e.g., outboard motors, ATVs and electric carts) and power tools.

●

Providing reliable, easy-to-use wireless communications solutions for fixed, mobile and portable enterprise data applications. Examples include digital signage, kiosk/high-value vending and video surveillance.

SATELLITE

Prior to the closure of the Company’s Satellite business, products of this business segment were sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. In April 2016, EchoStar notified the Company that it would stop purchasing products from the Company at the end of its then-current product demand forecast as a result of a consolidation of its supplier base. EchoStar’s product demand forecast with the Company extended through August 2016, and the products covered by this forecast were substantially all shipped prior to August 31, 2016. In light of the fact that EchoStar accounted for essentially all of the revenues of the Satellite segment, the Company’s Satellite business was shut down effective August 31, 2016.

For financial information about our operating segments and geographic areas, refer to Note 17 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report, incorporated herein by reference.

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

We outsource printed circuit board assembly, system subassembly and testing, as well as full turn-key production of some products, to contract manufacturers in the Pacific Rim, and we perform final assembly and test for some products at the Company’s facility in Oxnard, California.

A substantial portion of our products, components and subassemblies are procured from foreign suppliers and contract manufacturers located primarily in Hong Kong, mainland China, Malaysia and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries, or a significant downturn in the economic or financial condition of or any political instability in these countries, could cause disruption to the Company’s supply chain or otherwise disrupt the Company’s operations, which could adversely impact the Company’s business.

We are certified to the ISO (International Organization for Standardization) 9001: 2008 Quality management systems standard.

RESEARCH AND DEVELOPMENT

Each of the markets in which we compete in is characterized by rapid technological change, evolving industry standards and new product features to meet market requirements. During the last three years, we have focused our research and development resources primarily on developing telematics products and software solutions for fleet management, heavy equipment, stolen vehicle recovery, crash detection and discrimination, and industrial monitoring and controls applications. We have developed key technology platforms that can be leveraged across many of our markets and applications. These include cloud-based telematics application enablement software platforms and the end-user software applications, cellular and satellite communications network-based asset tracking units, as well as 3G and 4G broadband router products for fixed and mobile applications. In addition, development resources have been allocated to broadening existing product lines, reducing product costs, and improving performance through product redesign efforts.

Research and development expenses in fiscal years 2017, 2016 and 2015 were $22.0 million, $19.8 million and $19.9 million, respectively. During this three-year period, our research and development expenses have ranged between 6% and 8% of annual consolidated revenues.

SALES AND MARKETING

Our revenues are derived mainly from customers in the United States, which represented 74%, 83% and 79% of consolidated revenues in fiscal years 2017, 2016 and 2015, respectively.

Our Wireless DataCom segment sells its products and services through dedicated direct and indirect sales channels with employees distributed across the U. S., with additional marketing and sales personnel in Latin America, the Middle East and Europe.

Our Satellite segment sold its products primarily to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. The sales and marketing functions for the Satellite segment were located at our facility in Oxnard, California.

COMPETITION

Our markets are highly competitive. In addition, if the markets for our products and solutions grow, we anticipate increased competition from new companies entering such markets, some of whom may have financial and technical resources substantially greater than ours. We believe that competition in our markets is based primarily on innovation, reputation, product functionality and reliability, responsiveness and price. Our continued success in these markets will depend in part upon our ability to continue to innovate, design quality products and deploy solutions at competitive prices and provide superior support to our customers.

We believe that the principal competitors for our products and solutions include Danlaw, Geotab, Guidepoint Systems, Meteorcomm, Mobile Devices, OnStar, Orbcomm, Quake Global, Queclink, Sierra Wireless, Spireon, Telogis, Xirgo, Zonar Systems and ZTE.

BACKLOG

Total backlog for the Wireless DataCom segment as of February 28, 2017 and 2016 was $48.7 million and $51.6 million, respectively. Substantially all of the backlog at February 28, 2017 is expected to be converted to sales in fiscal 2018.

INTELLECTUAL PROPERTY

Patents

At February 28, 2017, we had 66 U.S. patents and 175 foreign patents. In addition to our awarded patents, we have 39 patent applications in process.

Trademarks

CalAmp and LoJack are among the federally registered trademarks of the Company.

EMPLOYEES

At February 28, 2017, we had approximately 900 employees and approximately 70 contracted workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Michael Burdiek	57	President and Chief Executive Officer
Garo Sarkissian	50	Senior Vice President, Corporate Development
Richard Vitelle	63	Executive Vice President, Chief Financial Officer and Corporate Secretary

MICHAEL BURDIEK joined the Company as Executive Vice President in 2006 and was appointed President of the Company's Wireless DataCom segment in 2007. Mr. Burdiek was appointed Chief Operating Officer in 2008 and was promoted to President and COO in 2010. In 2011, he was promoted to CEO and was appointed to the Company’s Board of Directors. Prior to joining the Company, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. Earlier in his career, Mr. Burdiek held a variety of executive management positions with Comarco, Inc., a publicly held company. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

GARO SARKISSIAN joined the Company in 2005 and serves as Senior Vice President, Corporate Development. Prior to joining the Company, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments (GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer over a span of 10 years for M/A Com and NEC.

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

AVAILABLE INFORMATION

The Company's primary Internet address is www.calamp.com. The Company makes its U.S. Securities and Exchange Commission (SEC) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through the Company’s website as soon as reasonably practicable after they are filed electronically with the SEC. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board committee charters and composition, Code of Business Conduct and Ethics, and other information. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following list describes several risk factors which are applicable to our Company and speaks as of the date of this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows and the trading price of our common stock.

We generally do not have long-term contracts with customers and our customers may cease purchasing our products at any time, which could significantly harm our revenues.

We generally do not have long-term contracts with our customers. As a result, our agreements with our customers generally do not provide us with any assurance of future sales. These customers can cease purchasing products from us at any time without penalty, they are free to purchase products from our competitors, they may expose us to competitive price pressure on each order and they are not required to make minimum purchases. Any of these actions taken by our customers could have a material adverse effect on the Company’s business, financial condition or results of operations.

Because the markets in which we compete are highly competitive and some of our competitors have greater resources than us, we cannot be certain that our products will continue to be accepted in the marketplace or capture increased market share.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:

●	the timing and amount, or cancellation or rescheduling, of orders for our products or services;

●	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

●	announcements of new product and service introductions and reductions in the price of products and services offered by our competitors;

●	our ability to achieve cost reductions;

●	our ability to obtain sufficient supplies of sole or limited source components for our products;

●	our ability to achieve and maintain production volumes and quality levels for our products;

●	our ability to maintain the volume of products sold and the mix of distribution channels through which they are sold;

●	the loss of any one of our major customers or a significant reduction in orders from those customers;

●	increased competition, particularly from larger, better capitalized competitors;

●	fluctuations in demand for our products and services; and

●	changes in telecommunications and wireless market conditions specifically and economic conditions generally.

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

Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.

We operate a primarily outsourced manufacturing business model that utilizes contract manufacturers. We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers and our net revenue could decline, which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.

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

Sales to customers outside the U.S. accounted for 26%, 17% and 21% of our total sales for fiscal years 2017, 2016 and 2015, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

Additionally, a substantial portion of our products, components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Malaysia and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations, which could adversely affect our business.

Our global operations, particularly following our acquisition of LoJack, expose us to risks and challenges associated with conducting business internationally.

We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, or prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, ability to attract and retain employees, business or operating results.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 25% of our revenues outside the United States, fluctuations in foreign currencies can have an impact on demand for our products for which the sales are generally denominated in U.S. dollars.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 66 U.S. patents and 175 foreign patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may initiate litigation to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our hardware solutions, software and services. Furthermore, because of rapid technological changes in the MRM and IoT marketplaces, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our hardware solutions, software, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

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

Regardless of merit, responding to such litigation may be costly, unpredictable, time-consuming, and often involves complex legal, scientific, and factual questions, and could divert the attention of our management and technical personnel. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing any intellectual property rights, we could lose our right to develop, manufacture, or market products, product launches could be delayed, or we could be required to pay substantial monetary damages or royalties to license proprietary rights from third parties. If a temporary or permanent injunction is granted by a court prohibiting us from marketing or selling certain hardware solutions, software and services, or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially and adversely affected, regardless of whether we can develop non-infringing technology.

Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2017 we acquired LoJack and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

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

Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially and adversely affect our operating results. We may not be able to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.

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

If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if such third parties failed to provide the required capacity or needed level of service. In addition, our expenses would increase and profitability could be materially and adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one- to three-year terms. Some of these wireless carriers are, or could become, our competitors.

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

Our Wireless Datacom business depends upon Internet-based systems that are proprietary to our Company. These applications, which are hosted at independent data centers and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions of vehicles and other mobile or fixed assets, and to deliver configuration code or executable commands to the devices. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages being incurred by us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices.

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

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be materially and adversely impacted.

Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities, and other services provided by AWS. Certain of the Company’s SaaS platforms and applications are hosted by AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud service provider, any disruption of or interference with our use of AWS would impact our operations and our business would be materially and adversely impacted.

Some CalAmp products are subject to mandatory regulatory approvals in the United States and other countries that are subject to change, which could make compliance costly and unpredictable.

Some CalAmp products are subject to certain mandatory regulatory approvals in the United States and other countries in which it operates. In the United States, the Federal Communications Commission (FCC) regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although CalAmp has obtained the required FCC and various country approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or the Company may not in the future be able to obtain all necessary approvals from countries other than the United States in which it currently sells its products or in which it may sell its products in the future.

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

We may incur substantially more debt or take other actions that could diminish our ability to make payments on the convertible notes.

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

Over the two-year period ended February 28, 2017, the price of CalAmp common stock as reported on The NASDAQ Global Select Market ranged from a high of $21.82 to a low of $12.13. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Irvine, California. We conduct engineering, research and development, sales and administration activities at our principal facilities, all leased. We also conduct some manufacturing activities at our Oxnard, California location. A list of locations of these facilities is as follows:

	Square		Square
Location	Footage	Location	Footage
Irvine, California	16,000	Eden Prairie, Minnesota	7,000
Oxnard, California	98,000	Richardson, Texas	5,200
Carlsbad, California	26,000	Herndon, Virginia	10,000
Torrance, California	5,000	Dublin, Ireland	1,600
Los Angeles, California	500	Milan, Italy	6,000
Alpharetta, Georgia	4,600	Rome, Italy	2,200
Canton, Massachusetts	62,000	Auckland, New Zealand	4,000
Waseca, Minnesota	8,000

ITEM 3. LEGAL PROCEEDINGS

Omega patent infringement claim

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC (“Omega”), a non-practicing entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents owned by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.975 million, for which CalAmp recorded a reserve of $2.9 million in the fiscal 2016 fourth quarter. Following trial, Omega brought a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. On April 5, 2017, the court denied the request for an injunction, but granted the request for treble damages in the aggregate amount of $8.9 million. On April 24, 2017 the court awarded attorneys’ fees, costs, and prejudgment interest in the aggregate amount of $1.2 million, and directed the payment of royalties by CalAmp to Omega for any infringing sales after February 24, 2016 at a royalty rate to be determined. As a result of these April 2017 court rulings, the Company accrued $7.2 million in the fourth quarter of fiscal 2017. The Company has not yet recorded an accrual for the court’s award of royalties for post-February 24, 2016 sales because such amount is not presently determinable. The Company plans to file motions with the court seeking judgment as a matter of law in its favor and, alternatively, a new trial. If, following resolution of those motions, the judgment against the Company remains wholly or substantially intact, then CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. CalAmp is seeking to invalidate a number of Omega’s patents in proceedings filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict and April 2017 court rulings, the Company continues to believe that its products do not infringe Omega’s patents and that should the Company be compelled to seek appellate relief, it will prevail on appeal. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to the Company’s cash flows and results of operations.

Orbcomm patent infringement claim

In April 2016, a patent infringement lawsuit was filed against the Company by Orbcomm Inc. (“Orbcomm”) in the U.S. District Court for the Eastern District of Virginia. Orbcomm alleged that certain of the Company’s systems for tracking, monitoring, and controlling vehicles, machinery and other assets infringed five patents asserted by Orbcomm. The Court dismissed one of Orbcomm’s patents for being directed at ineligible subject matter and therefore invalid; Orbcomm dismissed its claims with prejudice under three of its other asserted patents; and as a result of the Court’s claim construction, the parties stipulated to noninfringement of the fifth Orbcomm patent. In October 2016, CalAmp filed its own patent infringement suit against Orbcomm asserting two of its own patents. The Court dismissed certain claims of one of those patents for failing to claim patent eligible subject matter. In April 2017, the parties entered into a settlement agreement pursuant to which both parties agreed to dismiss all claims, counterclaims and defenses in both the Orbcomm v. CalAmp case and the CalAmp v. Orbcomm case, and which provides that each of Orbcomm and CalAmp grant the other royalty free licenses and covenants not to sue for the patents-in-suit described above as well as general releases. Neither party made a settlement payment to the other party. On May 2, 2017, the Court dismissed each case.

EVE battery claim

LoJack began to receive notice in 2013 from some of its international licensees that the self-powered LoJack units that these licensees had purchased from LoJack, which contained batteries manufactured by LoJack’s then battery supplier, EVE Energy Co., Ltd. (“EVE”), were exhibiting degraded performance below LoJack’s quality standards. These notifications led LoJack to perform its own investigation and to contact EVE for help. As a result, LoJack determined over time that the batteries manufactured by EVE that were included in certain self-powered LoJack units sold in the United States and to LoJack’s international licensees were exhibiting a failure to power over a period of time that could impact the ability of the LoJack unit to transmit a signal when called upon for stolen vehicle recovery. LoJack manufactures both vehicle-powered and self-powered (battery) units, and this degraded performance potentially affects only the transmit battery pack in the self-powered units. The majority of LoJack units currently in use are vehicle-powered.

On October 27, 2014, LoJack and its wholly-owned subsidiary, LoJack Ireland, commenced arbitration proceedings against EVE by filing a notice of arbitration with a tribunal before the Hong Kong International Arbitration Centre (the “Tribunal”). The filing alleges that EVE breached representations and warranties made in supply agreements with LoJack relating to the quality and performance of batteries supplied by EVE. The arbitration proceedings against EVE were held in Hong Kong on June 6 to 24, 2016. The Tribunal held additional hearings on the merits on September 15 to 16, 2016, and on damages on January 9 to 10, 2017. The arbitration is now concluded, and the Company is awaiting the Tribunal’s decision. The Company cannot predict the ultimate outcome of the arbitration proceedings or the amount of damages, if any, that the Company may be awarded by the Tribunal.

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), LoJack’s international licensee in South Africa, commenced arbitration proceedings against LoJack Ireland by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleges breaches of the parties’ license agreement, misrepresentations, and violation of Massachusetts General Laws chapter 93A. Tracker seeks various relief, including monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack Ireland filed its response to Tracker’s notice, denying Tracker’s allegations against LoJack, and filing counterclaims against Tracker for Tracker’s material breaches of the parties’ license agreement and bad faith conduct. The selection of the arbitral tribunal is currently underway, and the scheduling order has not yet been set for the arbitration proceedings. The Company has accrued its best estimate of the loss from this arbitration proceeding as of February 28, 2017.

Refer to “Note 16 — Legal Proceedings” in the accompanying consolidated financial statements.

In addition, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for the Company's Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2017
1st Quarter	$14.11	$19.67
2nd Quarter	$13.01	$15.71
3rd Quarter	$12.13	$16.67
4th Quarter	$14.12	$16.33

Fiscal Year Ended February 28, 2016
1st Quarter	$16.04	$21.82
2nd Quarter	$14.01	$20.27
3rd Quarter	$15.12	$20.15
4th Quarter	$15.56	$21.35

At May 2, 2017, the Company had approximately 1,400 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 30,000. The Company has never paid a cash dividend and has no current plans to pay cash dividends on its Common Stock. The Company's bank credit agreement prohibits payment of dividends without the prior written consent of the bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the following months of the Company’s fourth quarter ended February 28, 2017:

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares that may yet
	Total Number	Price	Announced	be Purchased
	of Shares	Paid per	Plans or	Under the Plans
	Purchased	Share (1)	Programs	or Programs (2)
December 1 - December 31, 2016	184,069	$14.99	184,069	$319,084
January 1 - January 31, 2017	21,566	$14.80	21,566	$-
Total	205,635	$14.97	205,635

(1)	Average price paid per share for shares purchased as part of the Company’s share repurchase program (includes brokerage commissions).

(2)	As announced on June 28, 2016, the Company's Board of Directors approved a stock repurchase program of up to $25 million of shares of its outstanding common stock, expiring June 27, 2017. As of January 31, 2017, all of the $25 million had been utilized. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended February 28,
	2017	2016	2015	2014	2013
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$351,102	$280,719	$250,606	$235,903	$180,579
Cost of revenues	207,750	177,760	163,202	155,972	123,686
Gross profit	143,352	102,959	87,404	79,931	56,893
Operating expenses:
Research and development	22,005	19,803	19,854	21,052	14,291
Selling	49,044	23,380	20,442	19,837	12,725
General and administrative	57,119	25,065	15,578	14,416	12,154
Intangible asset amortization	15,061	6,626	6,590	6,283	1,743
Total operating expenses	143,229	74,874	62,464	61,588	40,913
Operating income	123	28,085	24,940	18,343	15,980
Non-operating expense, net	(8,306)	(5,744)	(140)	(432)	(532)
Income (loss) before income taxes and equity in
net loss of affiliate	(8,183)	22,341	24,800	17,911	15,448
Income tax benefit (provision)	1,563	(4,572)	(8,292)	(6,108)	29,178
Income (loss) before equity in net loss of affiliate	(6,620)	17,769	16,508	11,803	44,626
Equity in net loss of affiliate	(1,284)	(829)	-	-	-
Net income (loss)	$(7,904)	$16,940	$16,508	$11,803	$44,626

Earnings (loss) per share:
Basic	$(0.22)	$0.46	$0.46	$0.34	$1.54
Diluted	$(0.22)	$0.46	$0.45	$0.33	$1.49

	February 28,
	2017	2016	2015	2014	2013
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$206,705	$298,767	$116,054	$84,622	$100,369
Current liabilities	$77,841	$49,565	$47,005	$42,118	$28,949
Working capital	$128,864	$249,202	$69,049	$42,504	$71,420
Current ratio	2.7	6.0	2.5	2.0	3.5
Total assets	$408,139	$384,363	$202,617	$179,265	$150,771
Long-term debt	$146,827	$139,800	$-	$702	$2,434
Stockholders' equity	$163,242	$189,447	$151,385	$133,147	$117,549

Effective at the end of fiscal 2015, the Company changed its fiscal year-end from a 52-53 week fiscal year ending on the Saturday that falls the closest to February 28 to a fiscal year ending on the last day of February. In the Selected Financial Data tables above and elsewhere throughout this Form 10-K, the fiscal year end for all years is shown as February 28 for clarity of presentation. The actual period end dates are February 28, 2017, February 29, 2016, February 28, 2015, March 1, 2014, and March 2, 2013.

Factors affecting the year-to-year comparability of the Selected Financial Data include business acquisitions and other significant events, as follows:

●	In fiscal 2017, the Company acquired LoJack Corporation. See Note 2 to the accompanying consolidated financial statements for additional information on this acquisition.
●	The Company closed its legacy Satellite segment effective August 31, 2016. Since September 1, 2016, the Company’s business operates under a single segment – Wireless DataCom. See Note 17 to the accompanying financial statements for additional information on the business segments.

●	In fiscal 2016, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes through a private placement. See Note 8 to the accompanying consolidated financial statements for additional information on the convertible notes.

●

In fiscal 2016, the Company invested £1,400,000 or approximately $2.2 million for a minority ownership interest in Smart Driver Club Limited, a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method and the Company’s equity in the net loss of this affiliate amounted to $1.3 million and $0.8 million in fiscal 2017 and 2016, respectively. See Note 7 to the accompanying consolidated financial statements for additional information on this investment.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Forward looking statements in this Annual Report on Form 10-K which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in the Company's wireless and data communications markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our potential needs for additional capital and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K (Risk Factors). Such risks and uncertainties could cause actual results to differ materially and adversely from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company is a leading provider of Internet of Things (IoT) enablement solutions for a broad array of mobile and fixed applications serving multiple vertical markets worldwide. The Company was organized into two segments during fiscal 2017 - Wireless DataCom, comprising all of our current operations and Satellite, a legacy business that we brought to a close effective August 31, 2016. Since September 1, 2016, our business operates under a single segment – Wireless DataCom.

In March 2016, the Company acquired all outstanding common stock of LoJack, a global leader in products and services for tracking and recovering cars, trucks and other valuable mobile assets. LoJack became a component of the Company’s Wireless DataCom business segment.

WIRELESS DATACOM

Our Wireless DataCom segment offers solutions for Mobile Resource Management (MRM) and applications for the broader IoT market, enabling customers to optimize their operations by collecting, monitoring and efficiently reporting business-critical data and desired intelligence from high-value remote, and often mobile assets. Our extensive portfolio of software applications, scalable cloud service enablement platforms, and intelligent communications device platforms streamline otherwise complex IoT deployments for our customers. We are focused on delivering software services and product solutions globally for Fortune 2000 global enterprise customers in the transportation, government, construction, automotive and energy vertical markets. In addition, we anticipate new opportunities and future growth in insurance and vehicle telematics, industrial machine telematics, as well as other emerging technology applications.

SATELLITE

Prior to the closure of the Company’s Satellite business, products of this business segment were sold to EchoStar, an affiliate of Dish Network, for incorporation into complete subscription satellite television systems. In April 2016, EchoStar notified the Company that it would stop purchasing products from the Company at the end of its then-current product demand forecast as a result of a consolidation of its supplier base. EchoStar’s product demand forecast with the Company extended through August 2016, and the products covered by this forecast were substantially all shipped prior to August 31, 2016. In light of the fact that EchoStar accounted for essentially all of the revenues of the Satellite segment, the Company’s Satellite business was shut down effective August 31, 2016.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the allowance for doubtful accounts, inventory valuation, product warranties, the deferred tax assets valuation allowance, and the valuation of long-lived assets. Actual results could differ materially and adversely from these estimates.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company may record adjustments to the fair values of tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments to the fair values of assets acquired and liabilities assumed is included in the consolidated statements of operations.

Allowance for Doubtful Accounts

The Company establishes an allowance for estimated bad debts based upon a review and evaluation of specific customer accounts identified as known and expected collection problems, based on historical experience, or due to insolvency or other collection issues. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

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

The Company follows ASC Topic 740, “Income Taxes” framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions”. ASC Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. At February 28, 2017, the Company had unrecognized tax benefits for uncertain tax positions of $1.0 million.

Impairment Assessments of Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

At February 28, 2017, the Company had $73.0 million in goodwill, $67.2 million in other intangible assets and $21.2 million in net property, equipment and improvements in its consolidated balance sheet. All goodwill and other intangible assets are attributable to the Wireless DataCom segment.

The Company makes judgments about the recoverability of goodwill, other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performs its goodwill impairment test in the fourth fiscal quarter of each year. Beyond this, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill would be evaluated for impairment.

In the event an indicator of impairment exists, in order to estimate the fair value of long-lived assets, the Company would make various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and are based on management's best estimates given the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and its internal forecasts. Although management believes the assumptions and estimates that have been made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges in the statement of operations, and lower asset values on the balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges.

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

The Company provides Software as a Service (SaaS) and Platform-as-a-Service (PaaS) subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles via software applications hosted by the Company. The Company defers the recognition of revenue for the monitoring device products that are sold with application subscriptions because the application services are essential to the functionality of the products, and accordingly, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue on a straight-line basis over the minimum contractual service periods, which are generally one year to five years. Revenues from renewals of data communication services after the initial minimum contractual service term are recognized as application subscriptions revenue when the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized over the renewal term.

In the United States, the Company generally recognizes revenue on LoJack product sales that have no associated continuing service obligations on the part of the Company upon installation of the products. Revenue relating to sales made to the Company’s third party installation partners, who purchase the Company’s products and perform installations themselves, is recognized upon shipment, which is prior to the installation of the related products in the end user’s vehicle. Revenue from the sales of products to international licensees is recognized when shipment of the products to the licensee has occurred and collection is reasonably assured.

In the United States, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.

The delivered elements of a multiple element arrangement (LoJack Unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack and Early Warning Unit for separate accounting. The Company performed an analysis and determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.

The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack and Early Warning Unit; however, revenue from the ongoing notification service, as well as the tracking and recovery service in Canada, are deferred and recognized over an estimated life of new vehicle ownership.

In Italy, the purchase of an initial vehicle monitoring service contract is a requirement at the time the consumer purchases a LoJack product. Revenue for these contracts is recognized over the life of the contract. These contracts, which are sold separately from the LoJack hardware, are offered for terms ranging from 8 to 96 months and are generally payable in full upon activation of the related unit or renewal of a previous contract. Customers are also offered a month-to-month option for service contracts.

The Company offers several types of extended warranty contracts in the United States related to its LoJack products. For those contracts for which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes revenue at the time of the sale of the extended warranty. For those warranty contracts as to which the Company is the primary obligor, revenue is deferred and is recognized over five years, which is the estimated life of new vehicle ownership. For the majority of extended warranty contracts originated after 2011, the Company sells the contract to an independent third party insurer and accordingly recognizes revenue at the time of sale.

For those warranties for which an independent third party insurer, and not the Company, is the primary obligor, the Company records revenue on a gross basis, with related costs being included in cost of goods sold. The Company considered the factors associated with gross vs. net revenue recording and determined that despite not being the primary obligor for these arrangements, gross revenue reporting was deemed appropriate based on the relevant accounting guidance. Specifically, the Company has latitude in establishing price; it can change the product offering; it has discretion in supplier selection; it is involved in the determination of product or service specifications; it bears the credit risk; and the amount that it earns on each contract is not fixed.

Results of Operations, Fiscal Years 2015 Through 2017

The following table sets forth the percentage of revenues represented by items included in the Company's consolidated statements of income for the three most recent years:

	Year Ended February 28,
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.2	63.3	65.1
Gross profit	40.8	36.7	34.9

Operating expenses:
Research and development	6.3	7.1	7.9
Selling	13.9	8.3	8.2
General and administrative	16.3	8.9	6.2
Intangible asset amortization	4.3	2.4	2.6
Operating income	-	10.0	10.0

Non-operating expense, net	(2.4)	(2.0)	(0.1)

Income (loss) before income taxes and equity in
net loss of affiliate	(2.4)	8.0	9.9

Income tax benefit (provision)	0.4	(1.6)	(3.3)

Income (loss) before equity in net loss of affiliate	(2.0)	6.4	6.6

Equity in net loss of affiliate	(0.4)	(0.3)	-

Net income (loss)	(2.4%)	6.1%	6.6%

The Company's revenue, gross profit and operating income by business segment for the last three years are as follows:

	REVENUE BY SEGMENT

	Year ended February 28,
	2017		2016		2015
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$336,033	95.7%	$241,387	86.0%	$213,119	85.0%
Satellite	15,069	4.3%	39,332	14.0%	37,487	15.0%
Total	$351,102	100.0%	$280,719	100.0%	$250,606	100.0%

	GROSS PROFIT BY SEGMENT

	Year ended February 28,
	2017		2016		2015
		% of		% of		% of
	$000s	Total	$000s	Total	$000s	Total
Segment
Wireless DataCom	$139,623	97.4%	$91,976	89.3%	$77,899	89.1%
Satellite	3,729	2.6%	10,983	10.7%	9,505	10.9%
Total	$143,352	100.0%	$102,959	100.0%	$87,404	100.0%

	OPERATING INCOME BY SEGMENT

	Year ended February 28,
	2017		2016		2015
		% of		% of		% of
		Total		Total		Total
	$000s	Revenue	$000s	Revenue	$000s	Revenue
Segment
Wireless DataCom	$6,937	2.0%	$26,501	9.4%	$23,833	9.6%
Satellite	1,547	0.4%	8,064	2.9%	5,017	2.0%
Corporate expenses	(8,361)	(2.4%)	(6,480)	(2.3%)	(3,910)	(1.6%)
Total	$123	0.0%	$28,085	10.0%	$24,940	10.0%

Fiscal Year 2017 compared to Fiscal Year 2016

Revenue

Wireless DataCom revenue increased by $94.6 million, or 39%, to $336.0 million in fiscal 2017 compared to $241.4 million last year. This increase was due to the revenue contribution of LoJack, which was acquired in March 2016 and which accounted for revenue of $117.5 million in fiscal 2017, partially offset by a decrease in Mobile Resource Management (“MRM”) product revenues due to macroeconomic conditions that negatively impacted demand for fleet telematics products during the year.

Satellite revenue decreased by $24.3 million, or 62%, to $15.1 million in fiscal 2017 compared to $39.3 million last year. This decline was due to the closure of this business effective August 31, 2016, for the reasons explained above.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $47.6 million to $139.6 million in fiscal 2017 from $92.0 million last year due to higher revenue, as described above. Wireless DataCom gross margin increased to 41.6% in fiscal 2017 from 38.1% last year primarily due to higher margins for the LoJack business.

Satellite gross profit decreased by $7.3 million to $3.7 million in fiscal 2017 compared to $11.0 million last year, and Satellite's gross margin decreased to 24.7% in fiscal 2017 from 27.9% last year. These decreases were due to lower revenue resulting from the closing of the Satellite business at the end of the fiscal 2017 second quarter.

Operating Expenses

Consolidated research and development (“R&D”) expense increased to $22.0 million in fiscal 2017 from $19.8 million last year due primarily to LoJack R&D expense.

Consolidated selling expenses increased by $25.7 million to $49.0 million in fiscal 2017 from $23.4 million in fiscal 2016 due primarily to the LoJack acquisition, which accounted for $23.8 million of the increase. The remaining increase was due to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses.

Consolidated general and administrative expenses (“G&A”) increased by $32.0 million to $57.1 million in fiscal 2017 compared to $25.1 million in fiscal 2016 due primarily to the G&A expenses of LoJack, which accounted for $20.7 million of the increase. Also, transaction and integration expenses for the LoJack acquisition were $4.5 million and $2.0 million in fiscal years 2017 and 2016, respectively. The remaining increase in G&A expenses for fiscal 2017 was due to higher legal expenses related to two patent infringement lawsuits and a litigation provision of $7.2 million recorded in fiscal 2017 related to the Omega Patents LLC patent infringement case. In fiscal 2016, a litigation provision of $2.9 million was recorded for this lawsuit. Higher stock compensation expenses in fiscal 2017 also contributed to the increase in G&A expenses.

Amortization of intangibles increased from $6.6 million in fiscal 2016 to $15.1 million in fiscal 2017 due to the amortization of new intangibles associated with the acquisition of LoJack in the fiscal 2017 first quarter.

Non-operating Expense, Net

Investment income was $1.7 million in fiscal 2017 compared to investment income of $1.9 million last year. In fiscal 2017, there was investment income on cash equivalents and marketable securities of $0.6 million, investment income of $0.9 million on deferred compensation plan Rabbi Trust assets and other investment income of $0.2 million. In fiscal 2016, there was investment income on cash equivalents and marketable securities of $0.8 million and a gain of $1.4 million on 850,100 shares of LoJack common stock purchased in the open market in November and December 2015. Offsetting the fiscal 2016 income from these investments was a loss on deferred compensation plan Rabbi Trust assets of $0.4 million. The Company is informally funding its deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants for their compensation deferrals.

Interest expense increased to $9.9 million in fiscal 2017 compared to $7.6 million last year due to a full year of interest expense in fiscal 2017 on the convertible notes issued in May 2015 versus 9.5 months of interest expense in fiscal 2016.

Income Tax Provision

The Company had an income tax benefit of $1.6 million and an effective tax rate of 19.1% in fiscal 2017. The income tax benefit was impacted by the geographic mix of earnings (losses) as a result of the acquisition of LoJack in fiscal 2017 and a $1.4 million increase in the deferred tax assets valuation allowance as a result of the Company’s assessment of the future realizability of its deferred tax assets.

In fiscal 2016, the Company recorded an income tax provision of $4.6 million and an effective tax rate of 20.5%. The effective tax rate was lower than the U.S. statutory rate due primarily to a $2.5 million reduction in the deferred tax assets valuation allowance as a result of the Company’s assessment of the future realizability of its deferred tax assets.

Fiscal Year 2016 compared to Fiscal Year 2015

Revenue

Wireless DataCom revenue increased by $28.3 million, or 13%, to $241.4 million in fiscal 2016 compared to $213.1 million in fiscal 2015. These increases were due primarily to increased sales of MRM products into the fleet management and non-vehicle asset tracking markets, as well as the revenue generated from a major original equipment manufacturer in the heavy equipment industry.

Satellite revenue increased by $1.8 million, or 5%, to $39.3 million in fiscal 2016 compared to $37.5 million in fiscal 2015 due primarily to the introduction of a new product that we began shipping in the second half of fiscal 2015.

Gross Profit and Gross Margins

Wireless DataCom gross profit increased by $14.1 million to $92.0 million in fiscal 2016 from $77.9 million in fiscal 2015 due to higher revenue, as described above. Wireless DataCom gross margin increased to 38.1% in fiscal 2016 from 36.6% in the prior year due to revenue mix changes and increased absorption of fixed manufacturing costs on higher revenue.

Satellite gross profit increased by $1.5 million to $11.0 million in fiscal 2016 compared to $9.5 million in fiscal 2015. Satellite's gross margin increased to 27.9% in fiscal 2016 from 25.4% in the prior year which was attributable to changes in product mix due to the new product introduced in the second half of fiscal 2015.

Operating Expenses

Consolidated R&D expense decreased slightly to $19.8 million in fiscal 2016 from $19.9 million in the prior year due primarily to staff reductions from ongoing operational integration.

Consolidated selling expenses increased by $3.0 million to $23.4 million in fiscal 2016 from $20.4 million in fiscal 2015 due primarily to higher marketing-related expenses and stock compensation expenses.

Consolidated G&A increased by $9.5 million to $25.1 million in fiscal 2016 compared to $15.6 million in fiscal 2015 due primarily to acquisition expenses of $2.0 million related to the acquisition of LoJack which was consummated shortly after the end of fiscal 2016, higher legal expense related to a patent infringement lawsuit, a litigation provision of $2.9 million related to such lawsuit and higher stock compensation expenses.

Amortization of intangibles was almost unchanged at $6.6 million in fiscal 2016 and 2015 as the net result of some intangible assets becoming fully amortized and the amortization of a new intangible associated with the acquisition of CrashBoxx in the fiscal 2016 first quarter.

Non-operating Expense, Net

Investment income was $1.9 million in fiscal 2016 compared to investment income of $0.2 million in the prior year due to the gain of $1.4 million on 850,100 shares of LoJack common stock purchased in the open market in November and December 2015 and investment income of $0.8 million on the net proceeds of the convertible notes issued in May 2015. Offsetting the income from these investments was the loss on deferred compensation plan Rabbi Trust assets of $0.4 million in fiscal 2016, compared to investment income on Rabbi Trust assets of $0.2 million in fiscal 2015.

Interest expense increased to $7.6 million in fiscal 2016 compared to $0.3 million in fiscal 2015 due to stated interest expense of $2.3 million, and amortization of debt discount and issue cost of $5.2 million associated with the convertible notes issued in May 2015.

Income Tax Provision

The effective income tax rate was 20.5% in fiscal 2016 compared to 33.4% in fiscal 2015. The decrease in the effective tax rate is primarily attributable to a $2.5 million reduction in the deferred tax assets valuation allowance as a result of the Company’s assessment of the future realizability of its deferred tax assets.

Liquidity and Capital Resources

In June 2016, the Company’s Board of Directors authorized a $25 million stock repurchase program, under which the Company repurchased 1.8 million of its outstanding common stock shares during the period from June 2016 to January 2017 at an average cost of $14.20 per share. The Company financed the purchases with existing cash balances, and all of the stock repurchases were paid for as of February 28, 2017. All common stock shares repurchased were retired prior to February 28, 2017.

As described in Note 2 to the accompanying consolidated financial statements, in March 2016 the Company acquired LoJack, which was funded from the Company’s cash on hand. The total purchase price was $131.7 million, which included the $5.5 million fair value of 850,100 shares of LoJack common stock that were purchased by CalAmp in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes due May 15, 2020. The Company has used some of the net proceeds from the offering of the convertible notes for general corporate purposes including the LoJack acquisition and repurchases of the Company’s common stock.

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on June 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at February 28, 2017 or 2016.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At February 28, 2017, the Company was in compliance with its debt covenants under the credit facility.

The Company’s primary sources of liquidity are its cash, cash equivalents, and marketable securities. During the year ended February 28, 2017, cash and cash equivalents decreased by $45.7 million. The decrease was primarily due to the cash used for the acquisition of LoJack, net of cash acquired, of $117.0 million. Other uses of cash were common stock repurchases of $25.0 million, capital expenditures of $8.0 million, taxes paid related to net share settlement of vested equity awards of $1.8 million, and advances to an unconsolidated affiliate of $2.6 million. Partially offsetting these uses of cash and cash equivalents was cash provided by operations of $25.8 million, net proceeds from maturities of marketable securities of $82.0 million, and proceeds from stock option exercises of $1.0 million.

As of February 28, 2017, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries was $16.8 million, of which $11.4 million was held in U.S. dollar denominated accounts, with the remaining $5.4 million held in foreign currency denominated accounts. We did not provide for U.S. federal income and foreign withholding taxes on the $16.8 million of undistributed earnings from non-U.S. operations as of February 28, 2017 because we intend to reinvest such earnings indefinitely outside of the U.S. If we were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The Company currently anticipates that its existing cash and cash equivalents and short-term marketable securities and cash generated from operations will be sufficient to meet anticipated needs for working capital, capital expenditure, and investment requirements for at least the next 12 months from the issuance date of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Following is a summary of the Company's contractual cash obligations as of February 28, 2017 (in thousands):

	Future Estimated Cash Payments Due by Period
				More than
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Convertible senior notes principal	$-	$-	$172,500	$-	$172,500
Convertible senior notes stated interest	2,803	5,606	1,402	-	9,811
Operating leases	6,815	8,714	2,860	2,799	21,188
Purchase obligations	23,420	-	-	-	23,420
Other contractual commitments	2,115	-	-	-	2,115
Total contractual obligations	$35,153	$14,320	$176,762	$2,799	$229,034

Purchase obligations consist primarily of inventory purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $506,000 related to the Company's foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2017. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes and equity in net loss of affiliate were $103,000, $27,000 and $53,000 in fiscal years 2017, 2016 and 2015, respectively.

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

The Company has variable-rate bank debt. A fluctuation of one percent in the interest rate on the $15 million credit facility with Square 1 Bank would have an annual impact of approximately $150,000 on the Company's consolidated statement of operations assuming that the full amount of the facility was borrowed. There were no borrowings outstanding on this facility at February 28, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CalAmp Corp.
Irvine, California

We have audited the accompanying consolidated balance sheets of CalAmp Corp. (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. at February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CalAmp Corp.’s internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 12, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
May 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CalAmp Corp. and subsidiaries

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended February 28, 2015, of CalAmp Corp. and Subsidiaries (collectively, the financial statements). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of CalAmp Corp. and Subsidiaries and their cash flows for the year ended February 28, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California
April 21, 2015

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$93,706	$139,388
Short-term marketable securities	6,722	88,718
Accounts receivable, less allowance for doubtful accounts of
$962 and $622 at February 28, 2017 and 2016, respectively	67,403	49,432
Inventories	29,279	16,731
Prepaid expenses and other current assets	9,595	4,498
Total current assets	206,705	298,767

Property, equipment and improvements, net of
accumulated depreciation and amortization	21,162	11,225
Deferred income tax assets	27,504	30,213
Goodwill	72,980	16,508
Other intangible assets, net	67,223	17,010
Other assets	12,565	10,640
	$408,139	$384,363
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,266	$24,938
Accrued payroll and employee benefits	7,955	6,814
Deferred revenue	14,662	9,438
Other current liabilities	24,958	8,375
Total current liabilities	77,841	49,565

1.625% convertible senior unsecured notes	146,827	139,800
Other non-current liabilities	20,229	5,551
Total liabilities	244,897	194,916

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized;
35,330 and 36,667 shares issued and outstanding
at February 28, 2017 and 2016, respectively	353	367
Additional paid-in capital	211,187	229,159
Accumulated deficit	(47,757)	(39,853)
Accumulated other comprehensive loss	(541)	(226)
Total stockholders' equity	163,242	189,447
	$408,139	$384,363

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended February 28,
	2017	2016	2015
Revenues:
Products	$291,685	$237,981	$209,895
Application subscriptions and other services	59,417	42,738	40,711
Total revenues	351,102	280,719	250,606

Cost of revenues:
Products	178,012	158,689	144,911
Application subscriptions and other services	29,738	19,071	18,291
Total cost of revenues	207,750	177,760	163,202

Gross profit	143,352	102,959	87,404

Operating expenses:
Research and development	22,005	19,803	19,854
Selling	49,044	23,380	20,442
General and administrative	57,119	25,065	15,578
Intangible asset amortization	15,061	6,626	6,590
Total operating expenses	143,229	74,874	62,464

Operating income	123	28,085	24,940

Non-operating income (expense):
Investment income	1,691	1,871	224
Interest expense	(9,896)	(7,595)	(296)
Other expense	(101)	(20)	(68)
	(8,306)	(5,744)	(140)

Income (loss) before income taxes and equity in net loss of affiliate	(8,183)	22,341	24,800

Income tax benefit (provision)	1,563	(4,572)	(8,292)

Income (loss) before equity in net loss of affiliate	(6,620)	17,769	16,508

Equity in net loss of affiliate	(1,284)	(829)	-

Net income (loss)	$(7,904)	$16,940	$16,508

Earnings (loss) per share:
Basic	$(0.22)	$0.46	$0.46
Diluted	$(0.22)	$0.46	$0.45

Shares used in computing earnings (loss) per share:
Basic	35,917	36,448	35,784
Diluted	35,917	36,950	36,530

Comprehensive income (loss):
Net income (loss)	$(7,904)	$16,940	$16,508
Other comprehensive loss:
Foreign currency translation adjustments	(280)	(161)	-
Unrealized loss on equity investment in French licensee, net of tax	(35)	-	-
Total comprehensive income (loss)	$(8,219)	$16,779	$16,508

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2014	35,859	$359	$206,154	$(73,301)	$(65)	$133,147
Net income				16,508		16,508
Stock-based compensation expense			4,100			4,100
Issuance of shares for restricted
stock awards	106	1	(1)			-
Shares issued on net share settlement
of equity awards	117	1	(3,089)			(3,088)
Exercise of stock options	143	1	717			718
Balances at February 28, 2015	36,225	362	207,881	(56,793)	(65)	151,385
Net income				16,940		16,940
Stock-based compensation expense			5,854			5,854
Equity component of convertible senior
notes, net of tax			20,104			20,104
Purchase of note hedges, net of tax			(19,324)			(19,324)
Sale of warrants to note hedge
counterparties			15,991			15,991
Issuance of shares for restricted
stock awards	115	1	(1)			-
Shares issued on net share settlement
of equity awards	99	1	(2,626)			(2,625)
Exercise of stock options	228	3	1,280			1,283
Foreign currency translation adjustment					(161)	(161)
Balances at February 28, 2016	36,667	367	229,159	(39,853)	(226)	189,447
Net loss				(7,904)		(7,904)
Stock-based compensation expense			7,833			7,833
Issuance of shares for restricted
stock awards	149	1	(1)			-
Shares issued on net share settlement
of equity awards	150	2	(1,782)			(1,780)
Exercise of stock options	125	1	960			961
Repurchase of common stock	(1,761)	(18)	(24,982)			(25,000)
Other comprehensive loss, net of tax					(315)	(315)
Balances at February 28, 2017	35,330	$353	$211,187	$(47,757)	$(541)	$163,242

See accompanying notes to consolidated financial statements.

CALAMP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended February 28,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,904)	$16,940	$16,508
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation expense	8,408	3,582	2,796
Intangible assets amortization expense	15,061	6,626	6,590
Stock-based compensation expense	7,833	5,854	4,100
Amortization of convertible debt issue costs and discount	7,027	5,201	-
Deferred tax assets, net	(2,735)	4,122	7,927
Gain on investment in LoJack common stock	-	(1,416)	-
Equity in net loss of affiliate	1,284	829	-
Impairment of internal use software	1,364	-	-
Changes in operating assets and liabilities:
Accounts receivable	3,090	(1,515)	(11,058)
Inventories	221	1,935	(3,704)
Prepaid expenses and other assets	(178)	(280)	(2,076)
Accounts payable	(4,623)	926	3,504
Accrued liabilities	(5,171)	5,972	1,314
Deferred revenue	2,151	(1,310)	2,497
Other	(32)	(66)	247
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,796	47,400	28,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	114,426	71,991	15,145
Purchases of marketable securities	(32,430)	(150,532)	(16,304)
Capital expenditures	(7,962)	(4,317)	(7,437)
Acquisition of CrashBoxx	-	(1,500)	-
Acquisition of LoJack, net of cash acquired	(116,982)	(4,050)	-
Equity investment in and advances to affiliate	(2,636)	(2,156)	-
Other	(2)	(110)	(55)
NET CASH USED IN INVESTING ACTIVITIES	(45,586)	(90,674)	(8,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	172,500	-
Payment of debt issuance costs	-	(5,291)	-
Purchase of convertible note hedges	-	(31,343)	-
Proceeds from issuance of warrants	-	15,991	-
Payment of acquisition-related note and contingent consideration	-	(2,037)	(2,673)
Repurchases of common stock	(25,000)	-	-
Taxes paid related to net share settlement of vested equity awards	(1,780)	(2,625)	(3,088)
Proceeds from exercise of stock options	961	1,283	718
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(25,819)	148,478	(5,043)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(73)	-	-

Net change in cash and cash equivalents	(45,682)	105,204	14,951
Cash and cash equivalents at beginning of year	139,388	34,184	19,233
Cash and cash equivalents at end of year	$93,706	$139,388	$34,184

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (“CalAmp” or the “Company”) is a leading provider Internet of Things (IoT) enablement solutions for a broad array of mobile and fixed applications serving multiple vertical markets worldwide. The Company was organized into two segments during fiscal 2017 - Wireless DataCom, comprising all of our current operations and Satellite, a legacy business that we brought to a close effective August 31, 2016. Since September 1, 2016, our business operates under a single segment – Wireless DataCom.

In March 2016, the Company acquired all outstanding common stock of LoJack Corporation (“LoJack”), a global leader in products and services for tracking and recovering cars, trucks and other valuable mobile assets. See Note 2 for a description of this acquisition.

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

Fiscal Year

The Company’s fiscal year ends on the last day of February. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. The actual period end date for fiscal 2016 was February 29, 2016.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. For product sales that are not bundled with an application service, these criteria are generally met at the time product is shipped, except for shipments made on the basis of “FOB Destination” terms, in which case title transfers to the customer and the revenue is recorded by the Company when the shipment reaches the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. The Company records estimated commitments related to customer incentive programs as reductions of revenues.

In addition to product sales, the Company provides Software as a Service (SaaS) and Platform-as-a-Service (PaaS) subscriptions for its fleet management and vehicle finance applications through which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company. Generally, the Company defers the recognition of revenue for the products that are sold with application subscriptions because the products are not functional without the application services. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over minimum contractual subscription periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue over the period the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized ratably over the renewal term.

In the United States, the Company generally recognizes revenue on LoJack product sales that have no associated continuing service obligations on the part of the Company upon installation of the products. Revenue relating to sales made to the Company’s third party installation partners, who purchase the Company’s products and perform installations themselves, is recognized upon shipment, which is prior to the installation of the related products in the end user’s vehicle. Revenue from the sales of products to international licensees is recognized when shipment of the products to the licensee has occurred and collection is reasonably assured.

In the United States, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.

The delivered elements of a multiple element arrangement (LoJack Unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack and Early Warning Unit for separate accounting. The Company performed an analysis and determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.

The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack and Early Warning Unit; however, revenue from the ongoing notification service, as well as the tracking and recovery service in Canada, are deferred and recognized over an estimated life of new vehicle ownership.

In Italy, the purchase of an initial vehicle monitoring service contract is a requirement at the time the consumer purchases a LoJack product. Revenue for these contracts is recognized over the life of the contract. These contracts, which are sold separately from the LoJack hardware, are offered for terms ranging from 8 to 96 months and are generally payable in full upon activation of the related unit or renewal of a previous contract. Customers are also offered a month-to-month option for service contracts.

The Company offers several types of extended warranty contracts in the United States related to its LoJack products. For those contracts for which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes revenue at the time of the sale of the extended warranty. For those warranty contracts as to which the Company is the primary obligor, revenue is deferred and is recognized over five years, which is the estimated life of new vehicle ownership. For the majority of extended warranty contracts originated after 2011, the Company sells the contract to an independent third party insurer and accordingly recognizes revenue at the time of sale.

For those warranties for which an independent third party insurer, and not the Company, is the primary obligor, the Company records revenue on a gross basis, with related costs being included in cost of goods sold. The Company considered the factors associated with gross vs. net revenue recording and determined that despite not being the primary obligor for these arrangements, gross revenue reporting was deemed appropriate based on the relevant accounting guidance. Specifically, the Company has latitude in establishing price; it can change the product offering; it has discretion in supplier selection; it is involved in the determination of product or service specifications; it bears the credit risk; and the amount that it earns on each contract is not fixed.

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

One Wireless DataCom customer in the heavy equipment industry accounted for 12% and 15% of consolidated accounts receivable at February 28, 2017 and 2016, respectively.

The Company has contract manufacturing arrangements with sole source suppliers for LoJack stolen vehicle recovery products and transmission towers. One such supplier accounted for 11% of the Company’s total inventory purchases in fiscal 2017, and 8% of the Company’s total accounts payable as of February 28, 2017. Some of the Company’s other components, assemblies and electronic manufacturing services are also purchased from sole source suppliers. In addition, a substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent and contract manufacturer. This supplier accounted for 34%, 56% and 59% of the Company’s total inventory purchases in fiscal years 2017, 2016 and 2015, respectively. As of February 28, 2017, this supplier accounted for 33% of the Company’s total accounts payable. Another supplier accounted for 14% and 16% of the Company’s total inventory purchases in fiscal 2017 and 2016, respectively, and 18% of the Company’s total accounts payable as of February 28, 2017.

EchoStar accounted for 4%, 14% and 15% of consolidated revenues in fiscal years 2017, 2016 and 2015, respectively. In August 2016, EchoStar ceased purchasing products from CalAmp.

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

Depreciation and amortization are based upon the estimated useful lives of the assets, with such amounts computed using the straight-line method. Plant equipment and office equipment are depreciated over useful lives ranging from two to seven years, while tooling is depreciated over 18 months. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its goodwill impairment test in the fourth fiscal quarter of each year. The Company did not recognize any impairment charges related to goodwill during fiscal years 2017, 2016 and 2015.

The cost of definite-lived identified intangible assets is amortized over the assets' estimated useful lives ranging from two to ten years on a straight-line basis as no other discernible pattern of usage is more readily determinable.

Accounting for Long-Lived Assets

The Company reviews property, equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to the undiscounted future net cash flows an asset is expected to generate. If a long-lived asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the discounted future cash flows that are projected to be generated by the asset or asset group.

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

Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Warranty

The Company generally warrants its products against defects over periods ranging from 12 to 24 months, depending upon the product. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the consolidated balance sheets. See Note 14 for a table of annual increases in and reductions of the warranty reserve for each of the last three years.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided as necessary. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

Foreign Currency Translation and Accumulated Other Comprehensive Loss Account

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Loss in Stockholders’ Equity. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes were $103,000, $27,000 and $53,000 in fiscal years 2017, 2016 and 2015, respectively.

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period that exists up to 12 months from the acquisition date, the Company may record adjustments to the fair values of tangible and specifically identifiable intangible assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, the impact of any subsequent adjustments to the fair values of assets acquired and liabilities assumed is included in the consolidated statements of operations.

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

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates Step 2 from the goodwill impairment test and, alternatively, requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for impairment calculations performed on testing dates after January 1, 2017. After the adoption of this standard, which will be applied prospectively, the Company will follow a one-step model for goodwill impairment.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses. This update amends the FASB’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update is intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt ASU 2016-09 on March 1, 2017, the beginning of its fiscal 2018. At the time of adoption, the Company will record previously unrecognized deferred income tax assets of $11.7 million with an offsetting reduction of the accumulated deficit. The Company also expects that the adoption of this standard will result in greater volatility of its effective income tax rates in the future.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly the Company is required to adopt this standard effective the beginning of its fiscal 2019. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently developing an implementation roadmap and action plan for the adoption this standard.

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2017 presentation, with no effect on net earnings.

NOTE 2 – ACQUISITIONS

LoJack acquisition

In March 2016, the Company acquired all outstanding common stock of LoJack. As a result of the acquisition, LoJack became a wholly-owned subsidiary of CalAmp and is consolidated with the Company’s financial statements beginning March 15, 2016 as a component of the Company’s Wireless DataCom business segment. The Company funded the acquisition from cash on hand. The total purchase price was $131.7 million, which included the $5.5 million fair value of the 850,100 shares of LoJack common stock that CalAmp purchased in the open market in November and December 2015, prior to entering into a definitive acquisition agreement with LoJack.

The following is the final purchase price allocation for LoJack (in thousands):

Purchase price		$131,735
Less cash acquired, net of debt assumed		(9,303)
Net cash paid		122,432
Fair value of net assets acquired:
Current assets other than cash	$41,214
Property and equipment	11,910
Developed technology	8,200
Tradename	35,500
Customer lists	4,650
Dealer relationships	16,850
Other non-current assets	4,208
Deferred tax liability	(5,466)
Current liabilities	(37,647)
Deferred revenue, non-current	(10,883)
Other non-current liabilities	(2,576)
Total fair value of net assets acquired		65,960
Goodwill		$56,472

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. The Company believes the acquisition aligns with its strategy to deliver innovative, next generation connected vehicle telematics technologies, thereby accelerating the Company’s strategic roadmap in this large, growing market. Furthermore, the Company believes that combining CalAmp's leading portfolio of wireless connectivity devices, software, services and applications with LoJack’s world-renowned brand, proprietary stolen vehicle recovery technology, unique relationships with U.S. law enforcement agencies, and strong relationships with auto dealers, heavy equipment providers and global licensees will create a market leader that is well-positioned to drive the broad adoption of connected vehicle telematics technologies and applications worldwide. The combined enterprise offers customers access to integrated, turnkey offerings that enable a multitude of high value applications encompassing vehicle security and enhanced driver safety. Furthermore, the combination of CalAmp’s and LoJack’s technology offerings is expected to provide global customers with connected vehicle applications to help ensure that retail auto dealers remain competitive and relevant in today’s rapidly evolving markets.

The goodwill arising from the LoJack acquisition is not deductible for income tax purposes.

The fair value of the LoJack trade receivables at March 15, 2016 was $21.2 million, comprised of a gross contractual amount of $22.3 million net of receivables of $1.1 million not expected to be collected.

In connection with the acquisition of LoJack, the Company has assumed liabilities related to quality assurance programs, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation described above. The fair value of inventories acquired included a purchase accounting fair value step-up of $4.5 million. In fiscal 2017, the Company recognized $4.3 million of this markup as a component of cost of revenues that reflects the extent to which the inventory that was subject to step-up was sold to the Company’s customers in such period. Included in inventory as of February 28, 2017 was $0.2 million relating to the remaining fair value step-up associated with the LoJack acquisition.

In August 2016, the Company received an independent appraisal of LoJack’s property and equipment, which resulted in a purchase accounting fair value step-up of $2.5 million. In fiscal 2017, the Company recognized $0.7 million of this markup as a component of cost of revenues and operating expenses that reflects the extent to which the property, equipment and improvements that were subject to the step-up were depreciated.

Acquisition and integration-related costs of $4.5 million and $2.0 million were included in the Company's statements of comprehensive income (loss) for fiscal 2017 and 2016, respectively.

Revenues of LoJack included in the consolidated statements of operations for fiscal 2017 were $117.5 million. Post-acquisition earnings of LoJack on a standalone basis are impracticable to determine, because immediately following the acquisition CalAmp began to integrate LoJack into its existing operations.

The following is unaudited pro forma consolidated financial information for the Company presented as if the acquisition of LoJack had occurred on March 1, 2015, the beginning of the Company’s prior fiscal year (in thousands except per share amounts).

	Pro Forma
	Year Ended February 28,
	2017	2016
Revenues	$356,357	$408,464
Net income	$1,132	$5,069
Earnings per share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14
Shares used in computing earnings per share:
Basic	35,917	36,448
Diluted	36,397	36,950

The following adjustments were included in the unaudited pro forma financial information (in thousands):

	Year Ended February 28,
	2017	2016
LoJack standalone net income:
From March 1 to March 14, 2016	$973	$-
For the year ended December 31, 2015	-	3,197
Increase (decrease) in revenue for fair valuation of
deferred revenue	1,807	(1,807)
(Increase) decrease in costs and expenses:
Amortization of inventory step-up	4,339	(4,339)
Amortization of intangible assets and depreciation of
property, equipment and improvements acquired	(309)	(7,402)
Acquisition and integration expenses	4,513	(4,168)
Net increase (decrease) in pretax income (loss)	11,323	(14,519)
Income tax effects	(2,287)	2,648
Change in net income (loss)	9,036	(11,871)
Net income (loss) as reported	(7,904)	16,940
Pro forma net income	$1,132	$5,069

The pro forma consolidated financial information is not necessarily indicative of what the Company's actual results of operations would have been had LoJack been included in the Company's historical consolidated financial statements for each of the fiscal years ended February 28, 2017 and 2016. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

CrashBoxx acquisition

On April 17, 2015, the Company acquired certain intangible assets from a company doing business as CrashBoxx to advance its insurance telematics strategy for a cash payment of $1,500,000 and future earn-out payments. The aggregate estimated fair value of the earn-out payments is $455,000 based on projected revenues over a period of 5 years of products and services incorporating the acquired technology. The Company acquired developed technology from CrashBoxx with a fair value of $930,000 and paid a premium (i.e. goodwill) over the fair value of the identified assets acquired. The goodwill of $1,025,000 is primarily attributable to the benefit of the acquired proprietary automobile accident claims process automation technology. The goodwill arising from this acquisition is deductible for income tax purposes.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize the Company’s financial instrument assets as of February 28, 2017 and 2016 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

	As of February 28, 2017
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$39,322	$-	$39,322	$39,322	$-	$-

Level 1:
Money market funds	3,406	-	3,406	3,406	-	-
Mutual funds (1)	5,429	372	5,801	-	-	5,801
Equity investment in
French licensee (2)	296	(54)	242	-	-	242

Level 2:
Repurchase agreements	24,000	-	24,000	24,000	-	-
Corporate bonds	33,708	(8)	33,700	26,978	6,722	-
Total	$106,161	$310	$106,471	$93,706	$6,722	$6,043

	As of February 28, 2016
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$6,890	$-	$6,890	$6,890	$-	$-

Level 1:
Mutual funds (1)	3,753	(383)	3,370	-	-	3,370
LoJack common stock (3)	4,050	1,416	5,466	-	-	5,466

Level 2:
Repurchase agreements	130,900	-	130,900	130,900	-	-
Corporate bonds	82,300	(16)	82,284	1,556	80,728
Commercial paper	8,032	-	8,032	42	7,990	-
Total	$235,925	$1,017	$236,942	$139,388	$88,718	$8,836

(1)	The Company has established a non-qualified deferred compensation plan for certain members of management and all non-employee directors. The Company is informally funding its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

(2)	The equity investment in LoJack’s French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange. The related unrealized gains or losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

(3)	The Company purchased 850,100 shares of LoJack common stock in the open market in November and December 2015, prior to entering into a definitive agreement to acquire 100% of LoJack’s common stock. These shares were considered trading securities and were recorded at fair value as of February 28, 2016.

NOTE 4 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2017	2016
Raw materials	$15,822	$14,145
Work in process	294	180
Finished goods	13,163	2,406
	$29,279	$16,731

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	February 28,
	2017	2016
Leasehold improvements	$3,484	$1,815
LoJack system components and law enforcement tracking units	22,412	-
Plant equipment and tooling	20,420	12,541
Office equipment, computers and furniture	14,123	6,468
Software	28,225	9,789
	88,664	30,613
Less accumulated depreciation and amortization	(70,388)	(21,852)
	18,276	8,761
Fixed assets not yet in service	2,886	2,464
	$21,162	$11,225

Depreciation expense was $8,408,000, $3,582,000 and $2,796,000 in fiscal years 2017, 2016 and 2015, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

All goodwill shown in the accompanying consolidated balance sheets is associated with the Company’s Wireless DataCom segment. Changes in goodwill are as follows (in thousands):

	Year Ended February 28,
	2017	2016
Balance at beginning of period	$16,508	$15,483
Acquisition of LoJack	56,472	-
Acquisition of CrashBoxx	-	1,025
Balance at end of period	$72,980	$16,508

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net

	Amortization	Feb. 28,		Feb. 28,	Feb. 28,		Feb. 28,	Feb. 28,	Feb. 28,
	Period	2016	Additions	2017	2016	Expense	2017	2017	2016
Supply contract	5 years	$2,220	$-	$2,220	$1,679	$433	$2,112	$108	$541
Developed technology	2-7 years	14,080	8,200	22,280	6,427	3,896	10,323	11,957	7,653
Tradenames	7-10 years	2,143	35,500	37,643	1,522	3,704	5,226	32,417	621
Customer lists	4-7 years	18,300	4,650	22,950	10,358	4,660	15,018	7,932	7,942
Dealer relationships	7 years	-	16,850	16,850	-	2,308	2,308	14,542	-
Covenants not to compete	5 years	170	-	170	128	34	162	8	42
Patents	5 years	273	74	347	62	26	88	259	211
		$37,186	$65,274	$102,460	$20,176	$15,061	$35,237	$67,223	$17,010

Amortization expense of intangible assets was $15,061,000, $6,626,000 and $6,590,000 in fiscal years 2017, 2016 and 2015, respectively. All intangible asset amortization expense is attributable to the Wireless DataCom segment. Estimated amortization expense in future fiscal years is as follows (in thousands):

Fiscal Year
2018	$15,010
2019	11,664
2020	9,657
2021	7,834
2022	6,201
Thereafter	16,857
$67,223

NOTE 7 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28,
	2017	2016
Deferred compensation plan assets	$5,801	$3,370
Investment in international licensees	2,282	-
Equity investment in and loans to UK affiliate	2,402	1,167
Other	2,080	637
Investment in LoJack common stock	-	5,466
	$12,565	$10,640

The Company established a non-qualified deferred compensation plan in 2013 in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or a date specified by the participant in accordance with the plan. The Company is informally funding the deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants for their compensation deferrals. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

Investment in international licensees of $2,282,000 consists of a 12.5% equity interest in LoJack’s Mexican licensee of $1,700,000, a 17.5% equity interest in LoJack’s Benelux licensee of $340,000, and a 5.5% interest in LoJack’s French licensee of $242,000. The investments in Mexican and Benelux licensees, over which we do not exercise significant influence, are accounted for using the cost method of accounting and are carried at cost, which represents their fair value as measured on the date of the acquisition of LoJack. The investment in LoJack’s French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date.

In September 2015, the Company invested £1,400,000 or approximately $2,156,000 for a 49% minority ownership interest in Smart Driver Club Limited, a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since the Company has significant influence over the investee. The Company’s equity in the net loss of this affiliate amounted to $1,284,000 and $829,000 in fiscal 2017 and 2016, respectively. The Company made loans aggregating $2,636,000 denominated in British pounds to Smart Driver Club Limited bearing interest at an annual interest rate of 8%, with principal of £2,000,000 and all unpaid interest due in 2020. The foreign currency translation adjustment for this equity investment amounted to $220,000 as of February 28, 2017 and is included as a component of other comprehensive income (loss).

LoJack became a wholly-owned subsidiary of the Company in March 2016, at which time the investment in LoJack common stock of $5,466,000 as of February 29, 2016 became part of the purchase price of the LoJack acquisition, as described in Note 2.

NOTE 8 – FINANCING ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

Bank Credit Facility

The Company has a credit facility with Square 1 Bank that provides for borrowings up to $15 million or 85% of eligible accounts receivable, whichever is less. The credit facility expires on June 1, 2017. Borrowings under this line of credit bear interest at the bank’s prime rate. There were no borrowings outstanding under this credit facility at February 28, 2017 or 2016.

The bank credit facility contains financial covenants that require the Company to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and a minimum debt coverage ratio, both measured monthly on a rolling 12-month basis. At February 28, 2017, the Company was in compliance with its debt covenants under the credit facility.

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

The net proceeds from the sale of the Notes were approximately $167.2 million, net of issuance costs of $5.3 million. The Company used $15.4 million of the proceeds from this offering to pay the net cost of purchased convertible note hedges that was partially offset by the proceeds from the separate sale of warrants, as described below under “Note Hedge and Warrant Arrangements.” The Company has used, and expects to continue to use, the proceeds from the issuance of the Notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital.

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

The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the Note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of February 28, 2017, none of the conditions allowing holders of the Notes to convert have been met.

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

In accounting for the issuance costs related to the Notes, the Company allocated the total amount of such costs incurred to the Note liability and equity components based on their relative fair values. Issuance costs of $4.3 million attributable to the liability component were recorded as a direct deduction from the carrying value of the Notes and are being amortized to expense over the term of the Notes using the effective interest method. Issuance costs of $1.0 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity. Additionally, the Company recorded a deferred tax asset of $0.4 million related to the equity component of issuance costs because such costs are deductible for tax purposes.

Balances attributable to the Notes consist of the following (in thousands):

	February 28,
	2017	2016
Principal	$172,500	$172,500
Less: Unamortized debt discount	(22,770)	(29,002)
Unamortized debt issuance costs	(2,903)	(3,698)
Net carrying amount of the Notes	$146,827	$139,800

The Notes are carried at their principal face amount, less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The approximate fair value of the Notes as of February 28, 2017 was $169 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

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

The note hedges cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the 6.25 million shares of the Company’s common stock that initially underlie the Notes. The note hedges are intended generally to reduce the potential dilution to the Company’s outstanding common stock and/or reduce the amount of any cash payments the Company is required to make in excess of the principal amount of any converted Notes upon any conversion of Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the note hedges, which is initially equal to $27.594, the same as the initial conversion price for the Notes. As of February 28, 2017, the Company had not received any common stock under the note hedges.

Separately, the Company also entered into privately negotiated warrant transactions with the Hedge Counterparties, giving them the right to acquire the same number of shares of common stock that underlie the Notes at a strike price of $39.42 per share, also subject to adjustment, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $19.71 on April 30, 2015, the date on which the Notes were priced. The warrants will be exercisable in equal installments for a period of 80 trading days beginning on August 15, 2020. The Company received a total amount of $16.0 million in cash proceeds from the sale and issuance of the warrants. As of February 28, 2017, the warrants had not been exercised and remain outstanding.

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

The Company elected to integrate the note hedge call options with the Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $31.3 million gross cost of the note hedges will be deductible for income tax purposes as original issue discount interest over the term of the Notes. The Company recorded a deferred tax asset of $12.0 million which represents the tax benefit of these tax deductions with an offsetting entry to additional paid-in capital.

Contractual Cash Obligations

Following is a summary of the Company's contractual cash obligations as of February 28, 2017 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	2018	2019	2020	2021	2022	Thereafter	Total
Convertible senior notes principal	$-	$-	$-	$172,500	$-	$-	$172,500
Convertible senior notes stated interest	2,803	2,803	2,803	1,402	-	-	9,811
Operating leases	6,815	5,311	3,403	1,748	1,112	2,799	21,188
Purchase obligations	23,420	-	-	-	-	-	23,420
Other contractual commitments	2,115	-	-	-	-	-	2,115
Total contractual obligations	$35,153	$8,114	$6,206	$175,650	$1,112	$2,799	$229,034

Purchase obligations consist primarily of inventory purchase commitments. We lease various facilities, equipment, vehicles and tower infrastructure locations under operating leases. Rent expense under operating leases was $6,994,000, $2,179,000 and $2,146,000 in fiscal years 2017, 2016 and 2015, respectively.

NOTE 9 – INCOME TAXES

The Company's income (loss) before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 28,
	2017	2016	2015
Domestic	$(11,910)	$22,461	$24,684
Foreign	3,727	(120)	116
Total income (loss) before income taxes and
equity in net loss of affiliate	$(8,183)	$22,341	$24,800

The income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2017	2016	2015
Current:
Federal	$-	$(182)	$-
State	(137)	(208)	(325)
Foreign	(1,035)	(60)	(49)
Total current	(1,172)	(450)	(374)

Deferred:
Federal	1,712	(4,331)	(8,134)
State	539	209	216
Foreign	484	-	-
Total deferred	2,735	(4,122)	(7,918)

Income tax benefit (provision)	$1,563	$(4,572)	$(8,292)

Differences between the income tax benefit (provision) reported in the consolidated statements of comprehensive income (loss) and the income tax amount computed using the statutory U.S. federal income tax rate are as follows (in thousands):

	Year Ended February 28,
	2017	2016	2015
Income tax benefit (provision) at U.S. statutory federal rate of 35%	$2,864	$(7,819)	$(8,680)
State income tax provision, net of federal income tax effect	182	(833)	(867)
Foreign taxes	68	(102)	41
Valuation allowance reductions (increases)	(1,391)	2,541	250
Research and development tax credits	806	1,008	1,556
Other, net	(966)	633	(592)
Total income tax benefit (provision)	$1,563	$(4,572)	$(8,292)

The components of net deferred income tax assets for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2017	2016
Net operating loss carryforwards	$23,751	$10,660
Depreciation, amortization and impairments	(21,959)	1,598
Research and development credits	12,307	9,747
Stock-based compensation	2,855	2,383
Other tax credits	3,650	917
Inventory reserve	903	502
Warranty reserve	670	752
Payroll and employee benefit accruals	3,012	2,421
Allowance for doubtful accounts	961	241
Other accrued liabilities	6,738	2,694
Other, net	1,203	(84)
Gross deferred tax assets	34,091	31,831
Valuation allowance	(6,587)	(1,618)
Net deferred tax assets	$27,504	$30,213

During fiscal 2017, the Company increased the deferred tax assets valuation allowance by $5.0 million of which $3.6 million was added as a result of the LoJack acquisition based on its assessment of the future realizability of the U.S. deferred tax assets. This valuation allowance increase related to state net operating loss carryforwards (“NOLs”), certain federal NOLs, foreign tax credits and capital loss carryforwards that are not projected to be used before their expiration dates.

At February 28, 2017, the Company had NOLs of approximately $91 million and $87 million for federal and state purposes, respectively, expiring at various dates through fiscal 2037. If certain substantial changes in the Company’s ownership were to occur, there could be an annual limitation on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2017, the Company had R&D tax credit carryforwards of $8.6 million and $7.3 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through 2037. A substantial portion of the state R&D tax credits have no expiration date.

As described further in Note 10, the Company has tax deductions on exercised stock options and vested restricted stock awards that exceed stock compensation expense amounts recognized for financial reporting purposes. These excess tax deductions, which amounted to $4.5 million and $6.5 million in fiscal years 2016 and 2015, respectively, reduce current taxable income and thereby prolong the tax shelter period of the NOL and R&D tax credit carryforwards referred to above.

The Company follows ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on its evaluation of the Company’s income tax positions that it has one uncertain tax position relating to federal R&D tax credits of $1.0 million at February 28, 2017 for which the Company has not yet recognized an income tax benefit for financial reporting purposes.

Activity in the amount of unrecognized tax benefits for uncertain tax positions during the past three years is as follows (in thousands):

Balance at February 28, 2014	$1,029
Change in fiscal 2015	-
Balance at February 28, 2015	1,029
Change in fiscal 2016	-
Balance at February 28, 2016	1,029
Change in fiscal 2017	-
Balance at February 28, 2017	$1,029

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for fiscal years 2013 through 2016 remain open to examination by U.S. federal and state tax authorities. LoJack Corporation’s U.S. income tax returns for 2012 through 2015 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. CalAmp’s Canadian subsidiaries’ income tax returns for fiscal years 2013 through 2016 remain open to examination by tax authorities in Canada. Most of LoJack’s foreign subsidiaries’ foreign returns for 2012 to present remain open for examination by the tax authorities in the countries in which they are filed. Tax returns filed in Italy and the Netherlands from 2011 to present remain open for examination.

The Company has deferred tax assets for Canadian income tax purposes amounting to $7.2 million at February 28, 2017 which relate primarily to research and development expenses and non-capital loss carryforwards. The Company has provided a 100% valuation allowance against these Canadian deferred tax assets.

The Company has deferred tax assets for Italian income tax purposes amounting to $6.2 million at February 28, 2017 which relate primarily to Net Operating Loss carryforwards. The Company has provided a 100% valuation allowance against these Italian deferred tax assets.

The Company did not provide for U.S. federal income and foreign withholding taxes on the $16.8 million of undistributed earnings from non-U.S. operations as of February 28, 2017 because it intends to reinvest such earnings indefinitely outside of the U.S. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

NOTE 10 – STOCKHOLDERS' EQUITY

Stock Repurchase

In June 2016, the Company’s Board of Directors authorized a $25 million stock repurchase program, under which the Company repurchased 1.8 million of its outstanding common stock shares during the period from June 2016 to January 2017 at an average cost of $14.20 per share. The Company financed the purchases with existing cash balances, and all of the stock repurchases were paid for as of February 28, 2017. All common stock shares repurchased were retired prior to February 28, 2017.

Equity Awards

Under the Company's 2004 Incentive Stock Plan (the 2004 Plan), which was adopted on July 30, 2004 and was amended on various dates since that time, various types of equity awards can be made, including stock options, stock appreciation rights, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock. To date, stock options, restricted stock, PSUs, RSUs and bonus stock have been granted under the 2004 Plan. Options are generally granted with exercise prices equal to market value on the date of grant. All option grants expire 10 years after the date of grant.

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

The following table summarizes stock option activity for fiscal years 2017, 2016 and 2015 (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2014	1,093	$5.04

Granted	61	17.47
Exercised	(143)	5.01
Forfeited or expired	(4)	6.88
Outstanding at February 28, 2015	1,007	5.80

Granted	82	17.54
Exercised	(228)	5.62
Forfeited or expired	(1)	1.80
Outstanding at February 28, 2016	860	6.96

Granted	227	14.49
Exercised	(125)	7.67
Forfeited or expired	(7)	15.70
Outstanding at February 28, 2017	955	$8.60

Exercisable at February 28, 2017	624	$5.03

The weighted average fair value for stock options granted in fiscal years 2017, 2016 and 2015 was $6.69, $9.39 and $11.02, respectively. The fair value of options at the grant date was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2017	2016	2015
Expected life (years) (1)	6	6	6
Expected volatility (2)	48%	56%	70%
Risk-free interest rates (3)	1.3%	1.8%	1.9%
Expected dividend yield	0%	0%	0%

(1)	The expected life of stock options is estimated based on historical experience.

(2)	The expected volatility is estimated based on historical volatility of the Company's stock price.

(3)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of February 28, 2017 was 5.5 years and $7.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of exercisable options as of February 28, 2016 was 4.7 years and $9.7 million, respectively.

Changes in the Company's outstanding restricted stock shares, PSUs and RSUs during fiscal years 2017, 2016 and 2015 were as follows (shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average Grant
	PSUs and	Date Fair
	RSUs	Value
Outstanding at February 28, 2014	1,024	$8.02

Granted	365	17.92
Vested	(471)	6.28
Forfeited	(32)	11.69
Outstanding at February 28, 2015	886	12.90

Granted	517	17.75
Vested	(407)	9.97
Forfeited	(43)	15.55
Outstanding at February 28, 2016	953	16.66

Granted	766	14.63
Vested	(382)	15.18
Forfeited	(98)	15.64
Outstanding at February 28, 2017	1,239	$15.94

The Company retained 121,608 shares, 147,335 shares and 175,176 shares of the vested restricted stock and RSUs to cover the minimum required statutory amount of withholding taxes in fiscal years 2017, 2016 and 2015, respectively.

Stock-based compensation expense during fiscal years 2017, 2016 and 2015 is included in the following captions of the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended February 28,
	2017	2016	2015
Cost of revenues	$374	$229	$241
Research and development	1,033	781	613
Selling	1,655	1,208	591
General and administrative	4,771	3,636	2,655
	$7,833	$5,854	$4,100

As of February 28, 2017, there was $16.9 million of total unrecognized stock-based compensation cost related to nonvested equity awards. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.8 years.

As of February 28, 2017, there were 1,258,772 award units in the 2004 Plan that were available for grant.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

Total cash received as a result of option exercises was $961,000, $1,283,000 and $718,000 in fiscal years 2017, 2016 and 2015, respectively. The aggregate fair value of options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $6,349,000, $9,078,000 and $9,900,000 for fiscal years 2017, 2016 and 2015, respectively. In connection with these option exercises and vested restricted stock and RSU awards, the excess stock compensation tax deductions were $0, $4,531,000 and $6,515,000 for fiscal years 2017, 2016 and 2015, respectively. The Company has elected a policy of applying the “with-and-without” approach to determine the realized tax benefits for financial reporting purposes. Under this policy, none of the current year excess deductions are deemed to reduce regular taxes payable because the Company’s NOL carryforwards are deemed to reduce taxes payable prior to the utilization of any excess tax deductions from the exercise of stock options and vesting of restricted stock and RSU awards. The excess tax deductions when realized by the Company for financial reporting purposes under the with-and-without approach will be recorded as an increase in additional paid-in capital in the consolidated balance sheet and will be classified as cash flows from financing activities rather than cash flows from operating activities in the consolidated cash flow statement. As discussed in Note 1, the Company will adopt ASU 2016-09 on March 1, 2017, the beginning of its fiscal 2018. At the time of adoption, the Company will record previously unrecognized deferred income tax assets of $11.7 million with an offsetting reduction to the accumulated deficit.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended February 28,
	2017	2016	2015
Net income (loss)	$(7,904)	$16,940	$16,508
Basic weighted average number of common
shares outstanding	35,917	36,448	35,784
Effect of stock options and restricted stock units
computed on treasury stock method	-	502	746
Diluted weighted average number of common
shares outstanding	35,917	36,950	36,530

Earnings (loss) per share:
Basic	$(0.22)	$0.46	$0.46
Diluted	$(0.22)	$0.46	$0.45

All outstanding options and restricted stock units in the amount of 955,000 and 1,239,000, respectively, at February 28, 2017 were excluded from the computation of diluted earnings per share for the year then ended because the Company reported a net loss and the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 199,000 and 159,000 at February 28, 2016 and 2015, respectively, were excluded from the calculations of diluted earnings per share for the years then ended.

The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value, if any, in excess of the principal amount of the Notes would be included in diluted earnings per share. From the time of the issuance of Notes, the average market price of the Company’s common stock has been less than the $27.594 initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. Generally Accepted Accounting Principles (GAAP) are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table shows the changes in Accumulated Other Comprehensive Loss by component for fiscal years 2017, 2016 and 2015 (in thousands):

	Cumulative	Unrealized
	Foreign	Gains/Losses
	Currency	on Marketable
	Translation	Securities	Total
Balances at February 29, 2014	$(65)	$-	$(65)
Other comprehensive loss, net of tax	-	-	-
Balances at February 29, 2015	(65)	-	(65)
Other comprehensive loss, net of tax	(161)	-	(161)
Balances at February 29, 2016	(226)	-	(226)
Other comprehensive loss, net of tax	(280)	(35)	(315)
Balances at February 29, 2017	$(506)	$(35)	$(541)

NOTE 13 – EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) employee savings plan in the U.S. and a similar retirement savings plan in New Zealand in which all employees of these respective countries are eligible to participate. The Company may make matching contributions to the savings plans as authorized by the Board of Directors. The matching contribution in the U.S. savings plan is currently equal to a 100% match of the first 3% of participants’ compensation contributed to the plans plus a 50% match of the next 2% contributed by the participants. The New Zealand savings plan provides for matching contributions equal to the first 3% of participants’ compensation contributed to the plan. The Company recorded expense for the matching contributions of $1,298,000, $1,169,000 and $1,059,000 in fiscal years 2017, 2016 and 2015, respectively.

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 28,
	2017	2016
Warranty reserves	$6,518	$1,892
Litigation reserve	10,144	2,900
Other	8,296	3,583
	$24,958	$8,375

Other non-current liabilities consist of the following (in thousands):

	February 28,
	2017	2016
Deferred compensation plan liability	$5,825	$3,392
Deferred revenue	12,257	1,070
Deferred rent	378	559
Acquisition-related contingent consideration	636	530
Other	1,133	-
	$20,229	$5,551

See Note 7 for information related to the Company’s non-qualified deferred compensation plan.

The acquisition-related contingent consideration is the estimated earn-out payable to the sellers in conjunction with the April 2015 acquisition of CrashBoxx. See Note 2 for additional information related to this acquisition.

Supplemental Income Statement Information

Investment income consists of the following (in thousands):

	Year Ended February 28,
	2017	2016	2015
Investment income on cash equivalents and marketable securities	$636	$814	$58
Investment income (loss) on deferred compensation plan Rabbi Trust assets	864	(359)	166
Other investment income	191	-	-
Gain on investment in LoJack common stock	-	1,416	-
Total investment income	$1,691	$1,871	$224

Interest expense consists of the following (in thousands):

	Year Ended February 28,
	2017	2016	2015
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$2,803	$2,268	$-
Amortization of note discount	6,232	4,613	-
Amortization of debt issue costs	795	588	-
Total interest expense on convertible notes	9,830	7,469	-
Other interest expense	66	126	296
Total interest expense	$9,896	$7,595	$296

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes as follows (in thousands):

	Year Ended February 28,
	2017	2016	2015
Interest expense paid	$2,852	$1,512	$12
Income tax paid	$2,259	$451	$347

Following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended February 28,
	2017	2016	2015
Acquisition of CrashBoxx in April 2015:
Accrued liability for earn-out consideration	$-	$455	$-

Valuation and Qualifying Accounts

Following is the Company's schedule of valuation and qualifying accounts for the last three years (in thousands):

		Charged
	Balance at	(credited)
	beginning	to costs and			Balance at
	of year	expenses	Deductions	Other (1)	end of year
Allowance for doubtful accounts:
Fiscal 2015	$761	$188	$(276)	$-	$673
Fiscal 2016	673	170	(221)	-	622
Fiscal 2017	622	541	(201)	-	962

Warranty reserve:
Fiscal 2015	$1,516	$1,333	$(1,030)	$-	$1,819
Fiscal 2016	1,819	1,015	(942)	-	1,892
Fiscal 2017	1,892	1,305	(2,562)	5,883	6,518

Deferred tax assets valuation allowance:
Fiscal 2015	$4,849	$150	$(840)	$-	$4,159
Fiscal 2016	4,159	-	(2,541)	-	1,618
Fiscal 2017	1,618	1,391	-	3,578	6,587

(1) Represents amount of reserves and valuation allowance assumed in acquisition of LoJack.

The warranty reserve is included in the Other Current Liabilities in the consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases facilities, tower infrastructure locations, vehicles, certain manufacturing equipment and office equipment under operating lease arrangements expiring through fiscal 2026. A summary of future payments of operating lease commitments is included in the contractual cash obligations table in Note 8.

NOTE 16 – LEGAL PROCEEDINGS

Omega patent infringement claim

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC (“Omega”), a non-practicing entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents owned by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.975 million, for which CalAmp recorded a reserve of $2.9 million in the fiscal 2016 fourth quarter. Following trial, Omega brought a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. On April 5, 2017, the court denied the request for an injunction, but granted the request for treble damages in the aggregate amount of $8.9 million. On April 24, 2017 the court awarded attorneys’ fees, costs, and prejudgment interest in the aggregate amount of $1.2 million, and directed the payment of royalties by CalAmp to Omega for any infringing sales after February 24, 2016 at a royalty rate to be determined. As a result of these April 2017 court rulings, the Company accrued $7.2 million in the fourth quarter of fiscal 2017. The Company has not yet recorded an accrual for the court’s award of royalties for post-February 24, 2016 sales because such amount is not presently determinable. The Company plans to file motions with the court seeking judgment as a matter of law in its favor and, alternatively, a new trial. If, following resolution of those motions, the judgment against the Company remains wholly or substantially intact, then CalAmp intends to pursue an appeal at the Court of Appeals for the Federal Circuit. CalAmp is seeking to invalidate a number of Omega’s patents in proceedings filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict and April 2017 court rulings, the Company continues to believe that its products do not infringe Omega’s patents and that should the Company be compelled to seek appellate relief, it will prevail on appeal. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to the Company’s cash flows and results of operations.

Orbcomm patent infringement claim

In April 2016, a patent infringement lawsuit was filed against the Company by Orbcomm Inc. (“Orbcomm”) in the U.S. District Court for the Eastern District of Virginia. Orbcomm alleged that certain of the Company’s systems for tracking, monitoring, and controlling vehicles, machinery and other assets infringed five patents asserted by Orbcomm. The Court dismissed one of Orbcomm’s patents for being directed at ineligible subject matter and therefore invalid; Orbcomm dismissed its claims with prejudice under three of its other asserted patents; and as a result of the Court’s claim construction, the parties stipulated to noninfringement of the fifth Orbcomm patent. In October 2016, CalAmp filed its own patent infringement suit against Orbcomm asserting two of its own patents. The Court dismissed certain claims of one of those patents for failing to claim patent eligible subject matter. In April 2017, the parties entered into a settlement agreement pursuant to which both parties agreed to dismiss all claims, counterclaims and defenses in both the Orbcomm v. CalAmp case and the CalAmp v. Orbcomm case, and which provides that each of Orbcomm and CalAmp grant the other royalty free licenses and covenants not to sue for the patents-in-suit described above as well as general releases. Neither party made a settlement payment to the other party. On May 2, 2017, the Court dismissed each case.

EVE battery claim

LoJack began to receive notice in 2013 from some of its international licensees that the self-powered LoJack units that these licensees had purchased from LoJack, which contained batteries manufactured by LoJack’s then battery supplier, EVE Energy Co., Ltd. (“EVE”), were exhibiting degraded performance below LoJack’s quality standards. These notifications led LoJack to perform its own investigation and to contact EVE for help. As a result, LoJack determined over time that the batteries manufactured by EVE that were included in certain self-powered LoJack units sold in the United States and to LoJack’s international licensees were exhibiting a failure to power over a period of time that could impact the ability of the LoJack unit to transmit a signal when called upon for stolen vehicle recovery. LoJack manufactures both vehicle-powered and self-powered (battery) units, and this degraded performance potentially affects only the transmit battery pack in the self-powered units. The majority of LoJack units currently in use are vehicle-powered.

On October 27, 2014, LoJack and its wholly-owned subsidiary, LoJack Ireland, commenced arbitration proceedings against EVE by filing a notice of arbitration with a tribunal before the Hong Kong International Arbitration Centre (the “Tribunal”). The filing alleges that EVE breached representations and warranties made in supply agreements with LoJack relating to the quality and performance of batteries supplied by EVE. The arbitration proceedings against EVE were held in Hong Kong on June 6 to 24, 2016. The Tribunal held additional hearings on the merits on September 15 to 16, 2016, and on damages on January 9 to 10, 2017. The arbitration is now concluded, and the Company is awaiting the Tribunal’s decision. The Company cannot predict the ultimate outcome of the arbitration proceedings or the amount of damages, if any, that the Company may be awarded by the Tribunal.

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), LoJack’s international licensee in South Africa, commenced arbitration proceedings against LoJack Ireland by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleges breaches of the parties’ license agreement, misrepresentations, and violation of Massachusetts General Laws chapter 93A. Tracker seeks various relief, including monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack Ireland filed its response to Tracker’s notice, denying Tracker’s allegations against LoJack, and filing counterclaims against Tracker for Tracker’s material breaches of the parties’ license agreement and bad faith conduct. The selection of the arbitral tribunal is currently underway, and the scheduling order has not yet been set for the arbitration proceedings. The Company has accrued its best estimate of the loss from this arbitration proceeding as of February 28, 2017.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against the Company. In particular, the Company in the ordinary course of business may receive claims concerning contract performance, or claims that its products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on the Company’s consolidated results of operations, financial condition and cash flows.

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA

Historically, the Company’s business activities were organized into its Wireless DataCom and Satellite business segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including homogeneity of products, technology, delivery channels and similar economic characteristics. Information about each segment’s business and the products and services that generate each segment’s revenue is described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Products of the Company's Satellite segment were sold to EchoStar. In August 2016, EchoStar ceased purchasing products from CalAmp and accordingly the Satellite business was closed effective August 31, 2016.

Information by business segment is as follows (in thousands, except percentages):

	Year ended February 28, 2017				Year ended February 28, 2016
	Operating Segments				Operating Segments
	Wireless		Corporate		Wireless		Corporate
	DataCom	Satellite	Expenses	Total	DataCom	Satellite	Expenses	Total
Revenues	$336,033	$15,069		$351,102	$241,387	$39,332		$280,719
Gross profit	$139,623	$3,729		$143,352	$91,976	$10,983		$102,959
Gross margin	41.6%	24.7%		40.8%	38.1%	27.9%		36.7%
Operating income	$6,937	$1,547	$(8,361)	$123	$26,501	$8,064	$(6,480)	$28,085

	Year ended February 28, 2015
	Operating Segments
	Wireless		Corporate
	DataCom	Satellite	Expenses	Total
Revenues	$213,119	$37,487		$250,606
Gross profit	$77,899	$9,505		$87,404
Gross margin	36.6%	25.4%		34.9%
Operating income	$23,833	$5,017	$(3,910)	$24,940

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

In fiscal years 2017, 2016 and 2015, Satellite segment revenues accounted for only 4%, 14% and 15%, respectively, of the Company’s consolidated revenues. Also, assets and liabilities of the Satellite segment represented less than 5% of consolidated assets and liabilities at the end of fiscal 2016. Accordingly, the Company believes that the shutdown of the Satellite segment did not qualify for discontinued operations accounting treatment because it represents neither a strategic shift nor did it have or will it have a major impact on the Company’s business or consolidated financial statements.

The Company does not have significant long-lived assets outside the United States.

The Company’s revenues were derived mainly from customers in the United States, which represented 74%, 83% and 79% of consolidated revenues in fiscal years 2017, 2016 and 2015, respectively. No single foreign country accounted for more than 10% of the Company’s revenue in fiscal years 2017, 2016 or 2015.

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2017 and 2016 (in thousands, except percentages and per share data). The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. The Company derived this data from the unaudited consolidated interim financial statements that, in the Company’s opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

	Fiscal 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$91,147	$90,479	$83,350	$86,126	$351,102
Gross profit	34,834	37,614	35,117	35,787	143,352
Gross margin	38.2%	41.6%	42.1%	41.6%	40.8%
Net income (loss)	(2,659)	521	(1,527)	(4,239)	(7,904)
Earnings (loss) per diluted share	(0.07)	0.01	(0.04)	(0.12)	(0.22)

	Fiscal 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$65,429	$69,808	$74,675	$70,807	$280,719
Gross profit	23,526	25,303	26,574	27,556	102,959
Gross margin	36.0%	36.2%	35.6%	38.9%	36.7%
Net income	4,059	3,499	3,876	5,506	16,940
Earnings per diluted share	0.11	0.10	0.10	0.15	0.46

The net loss in the fiscal 2017 fourth quarter includes a litigation provision of $7.2 million. The loss contingency from litigation is described in Note 16 - Legal Proceedings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 28, 2017, that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

The Company’s management has assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2017. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management of the Company has concluded that as of February 28, 2017 the Company's internal control over financial reporting is effective based on those criteria.

In March 2016, the Company acquired LoJack and as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded LoJack from its assessment of the effectiveness of the Company's internal control over financial reporting for the year ended February 28, 2017. LoJack accounted for total revenues of $117.5 million, or 33% of total revenues, for the year ended February 28, 2017, and total assets of $170.9 million, or 42% of total assets, as of February 28, 2017.

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included below.

Remediation of Previously Reported Material Weakness

As previously reported during the quarter ended November 30, 2016, the Company identified a material weakness in its internal control over financial reporting related to the classification of cash equivalents and marketable securities. To remediate this material weakness the Company took corrective steps in the fourth quarter of fiscal 2017 and completed documentation and implementation of new and revised internal controls over classification of cash equivalents and marketable securities. After completing testing of the design and operating effectiveness of the new controls, the Company has concluded that the above identified material weakness relating to the classification of cash equivalents and marketable has been fully remediated as of February 28, 2017.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness described above, there were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CalAmp Corp.
Irvine, California

We have audited CalAmp Corp.’s internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CalAmp Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the LoJack acquisition, which is included in the consolidated balance sheet of CalAmp Corp. as of February 28, 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. LoJack constituted approximately 42% of total assets as of February 28, 2017 and approximately 33% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of LoJack because of the timing of the acquisition. Our audit of internal control over financial reporting of CalAmp Corp. also did not include and evaluation of the internal control over financial reporting of the LoJack.

In our opinion, CalAmp Corp. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CalAmp Corp. as of February 28, 2017 and February 29, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended and our report dated May 12, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
May 12, 2017

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On April 13, 2017, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2018 executive officer incentive compensation plan. The individuals covered by the fiscal 2018 executive officer incentive compensation plan are:

●	Michael Burdiek	President and Chief Executive Officer
●	Richard Vitelle	Executive Vice President, CFO and Secretary/Treasurer
●	Garo Sarkissian	Senior Vice President, Corporate Development

Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 150%, respectively, of his annual salary. Mr. Vitelle is eligible for target and maximum bonuses of up to 65% and 120%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 55% and 110%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on the Company attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation, amortization and certain other adjustments (Adjusted EBITDA) for fiscal 2018 and, in the case of Messrs. Burdiek and Sarkissian, attaining certain objectives related to commercializing the Company’s telematics technologies.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

The following information required by this Item will be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2017 and is incorporated herein by this reference:

●	Information regarding directors of the Company.
●	Information regarding the Company's Audit Committee and designated “audit committee financial experts”.
●	Information on the Company's “Code of Business Conduct and Ethics” for directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the caption “Executive Compensation” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2017 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the caption “Stock Ownership” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2017 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2017 is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth under the caption “Independent Public Accountants” in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on July 28, 2017 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

Form 10-K
Page No.
Reports of Independent Registered Public Accounting Firms	30-31
Consolidated Balance Sheets	32
Consolidated Statements of Comprehensive Income (Loss)	33
Consolidated Statements of Stockholders' Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36

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

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit Number		Description
2.	1	Agreement and Plan of Merger, dated as of February 1, 2016, by and among LoJack Corporation, CalAmp Corp. and Lexus Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K dated February 1, 2016).

3.	1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2014).
3.	2	Bylaws of the Company (incorporated by reference to Exhibit 3.01 on Form 8-K dated December 23, 2016).
4.	1	Indenture, dated May 6, 2015, between CalAmp Corp and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

4.	2	Form of 1.625% Convertible Senior Notes due May 15, 2020 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.	Material Contracts:

(i) Other than Compensatory Plans or Arrangements:

10.1	Building lease dated June 10, 2003 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10-1 filed with the Company's Report on Form 10-Q for the quarter ended May 31, 2003).

10.2	First Amendment to building lease dated December 20, 2010 between the Company and Sunbelt Enterprises for facility in Oxnard, California (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the year ended February 28, 2011).

10.3	Second Amendment to building lease dated November 5, 2015 between the Company and PR 1401 Rice, LLC (successor in interest to Sunbelt Enterprises) for facility in Oxnard, California (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-K for the year ended February 29, 2016).

10.4	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended February 28, 2005).

10.5	Loan and Security Agreement dated December 22, 2009 between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated December 22, 2009).

10.6	Amendment dated March 24, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp's domestic subsidiaries (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended February 28, 2010).

10.7	Amendment dated December 22, 2010 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 30, 2010).

10.8	Amendment dated August 15, 2011 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated August 15, 2011).

10.9	Amendment dated March 1, 2013 to Loan and Security Agreement between Square 1 Bank, CalAmp Corp. and CalAmp’s principal domestic subsidiary (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated March 6, 2013).

10.10	Amendment dated February 27, 2017 to Loan and Security Agreement between Pacific Western Bank (successor in interest to Square I Bank), CalAmp Corp. and CalAmp’s domestic subsidiaries.

10.11	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.12	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.13	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.14	Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.15	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.16	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.17	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.18	Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.19	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.20	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.21	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.22	Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.23	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Jefferies International Limited (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.24	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.25	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Barclays Bank PLC (incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.26	Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.27	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 16, 2014).

10.28	Employment Agreement between the Company and Richard Vitelle dated May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended February 28, 2004).

10.29	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.30	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2007).

10.	31	Form of amendment to executive officer employment agreement dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

10.	32	Amendments to executive officer employment agreements dated June 12, 2013 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 14, 2013).

10.	33	Amendment No. 2 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.	34	Amendment No. 3 to Employment Agreement between the Company and Richard Vitelle dated May 31, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.	35	Amendment No. 3 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.	36	Amendment No. 3 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended May 31, 2016).

10.	37	Amendment No. 4 to Employment Agreement between the Company and Richard Vitelle dated May 30, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended May 31, 2016).

10.	38	Amendment No. 4 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the period ended May 31, 2016).

21		Subsidiaries of the Registrant.

23.	1	Consent of BDO USA, LLP.

23.	2	Consent of SingerLewak LLP.

31.	1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2017, 2016 and 2015 , (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2017, 2016 and 2015 , (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2017.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A.J. Moyer	Chairman of the Board of Directors	May 12, 2017
A.J. Moyer

/s/ Kimberly Alexy	Director	May 12, 2017
Kimberly Alexy

/s/ Jeffery Gardner	Director	May 12, 2017
Jeffery Gardner

/s/ Amal Johnson	Director	May 12, 2017
Amal Johnson

/s/ Jorge Titinger	Director	May 12, 2017
Jorge Titinger

/s/ Larry Wolfe	Director	May 12, 2017
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	May 12, 2017

/s/ Richard Vitelle	Executive Vice President, CFO and Secretary/
Richard Vitelle	Treasurer (principal accounting and
	financial officer)	May 12, 2017