Form 10-Q
period 2017-05-31
CalAmp Corp.
filed 2017-06-27
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of June 23, 2017 was 35,396,641.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; amounts in thousands, except par value)

	May 31,	February 28,
Assets	2017	2017
Current assets:
Cash and cash equivalents	$108,690	$93,706
Short-term marketable securities	546	6,722
Accounts receivable, less allowance for doubtful accounts of $701 and $962 at May 31, 2017 and February 28, 2017, respectively	65,501	67,403
Inventories	32,803	29,279
Prepaid expenses and other current assets	9,391	9,595
Total current assets	216,931	206,705

Property, equipment and improvements, net of accumulated depreciation and amortization	21,198	21,162
Deferred income tax assets	40,637	27,504
Goodwill	72,980	72,980
Other intangible assets, net	63,434	67,223
Other assets	11,954	12,565
	$427,134	$408,139

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,586	$30,266
Accrued payroll and employee benefits	5,710	7,955
Deferred revenue	15,928	14,662
Other current liabilities	29,537	24,958
Total current liabilities	84,761	77,841

1.625% convertible senior unsecured notes	148,643	146,827
Other non-current liabilities	19,582	20,229
Total liabilities	252,986	244,897

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 35,379 and 35,330 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively	354	353
Additional paid-in capital	212,943	211,187
Accumulated deficit	(38,730)	(47,757)
Accumulated other comprehensive loss	(419)	(541)
Total stockholders' equity	174,148	163,242
	$427,134	$408,139

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	May 31,
	2017	2016
Revenues:
Products	$71,120	$76,421
Application subscriptions and other services	16,961	14,726
Total revenues	88,081	91,147
Cost of revenues:
Products	42,425	48,889
Application subscriptions and other services	8,213	7,424
Total cost of revenues	50,638	56,313
Gross profit	37,443	34,834
Operating expenses:
Research and development	5,832	6,091
Selling	12,671	11,308
General and administrative	16,410	15,983
Intangible asset amortization	3,858	3,490
Total operating expenses	38,771	36,872
Operating loss	(1,328)	(2,038)
Non-operating income (expense):
Investment income	333	453
Interest expense	(2,518)	(2,424)
Other income (expense)	116	543
	(2,069)	(1,428)

Loss before income taxes and equity in net loss of affiliate	(3,397)	(3,466)
Income tax benefit	1,080	1,119
Loss before equity in net loss of affiliate	(2,317)	(2,347)
Equity in net loss of affiliate	(337)	(312)
Net loss	$(2,654)	$(2,659)

Loss per share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)
Shares used in computing loss per share:
Basic	35,068	36,699
Diluted	35,068	36,699

Comprehensive loss:
Net loss	$(2,654)	$(2,659)
Other comprehensive income (loss):
Foreign currency translation adjustments	81	(515)
Unrealized gain on equity investment in French licensee, net of tax	41	8
Total comprehensive loss	$(2,532)	$(3,166)

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Three Months Ended
	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,654)	$(2,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,025	1,821
Intangible assets amortization expense	3,858	3,490
Stock-based compensation expense	1,817	1,984
Tax benefits on the vesting of restricted stock-based awards and exercise of stock options	157	-
Amortization of convertible debt issue costs and discount	1,816	1,699
Deferred tax assets, net	(1,609)	(1,494)
Equity in net loss of affiliate	337	312
Impairment of internal use software	-	1,364
Changes in operating assets and liabilities:
Accounts receivable	2,070	4,779
Inventories	(3,348)	2,442
Prepaid expenses and other assets	1,069	(259)
Accounts payable	3,262	(1,032)
Accrued liabilities	1,344	(10,724)
Deferred revenue	1,083	6,599
Other	(319)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,908	8,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	6,722	38,578
Purchases of marketable securities	(546)	-
Capital expenditures	(2,079)	(1,620)
Acquisition of LoJack, net of cash acquired	-	(116,982)
Equity investment in and advances to affiliate	-	(737)
Other	(69)	(20)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	4,028	(80,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(156)	(160)
Proceeds from exercise of stock options	96	721
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(60)	561

EFFECT OF EXCHANGE RATE CHANGES ON CASH	108	-

Net change in cash and cash equivalents	14,984	(71,898)
Cash and cash equivalents at beginning of period	93,706	139,388
Cash and cash equivalents at end of period	$108,690	$67,490

See accompanying notes to consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (“CalAmp” or the “Company”) is a leading provider Internet of Things (“IoT”) enablement solutions for a broad array of mobile and fixed applications serving multiple vertical markets worldwide. In March 2016, the Company acquired LoJack Corporation (“LoJack”), which brought the Company a vast U.S. auto dealer channel as well as an established international licensee network.

Certain notes and other information included in the audited financial statements in the Company's Annual Report on Form 10-K for the year ended February 28, 2017 are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 15, 2017.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position at May 31, 2017 and its results of operations for the three months ended May 31, 2017 and 2016. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

In addition to product sales, the Company provides Software as a Service (“SaaS”) and Platform-as-a-Service (“PaaS”) subscriptions for its fleet management, vehicle finance and certain other applications through which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by the Company. Generally, the Company defers the recognition of revenue for the products that are sold with application subscriptions because the products are not functional without the application services. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over minimum contractual subscription periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue over the period the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized ratably over the renewal term.

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

In the United States, sales of a combined LoJack Stolen Vehicle Recovery (“LoJack SVR”) unit and Early Warning unit constitute a multiple element arrangement under ASC 605 Subtopic 25. The combined LoJack SVR and Early Warning product includes LoJack SVR hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.

The delivered elements of a multiple element arrangement (LoJack SVR hardware and Early Warning hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack SVR and Early Warning product for separate accounting. The Company performed an analysis and determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.

The LoJack SVR and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack SVR and Early Warning product; however, revenue from the ongoing notification service, as well as the tracking and recovery service in Canada, are deferred and recognized over an estimated life of new vehicle ownership.

In Italy, the purchase of an initial vehicle monitoring service contract is a requirement at the time the consumer purchases a LoJack SVR product. Revenue for these contracts is recognized over the life of the contract. These contracts, which are sold separately from the LoJack SVR hardware, are offered for terms ranging from 8 to 96 months and are generally payable in full upon activation of the related unit or renewal of a previous contract. Customers are also offered a month-to-month option for service contracts.

The Company offers several types of extended warranty contracts in the United States related to its LoJack products. For those contracts for which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes revenue at the time of the sale of the extended warranty. For those warranty contracts for which the Company is the primary obligor, revenue is deferred and is recognized over five years, which is the estimated life of new vehicle ownership. For the majority of extended warranty contracts originated after 2011, the Company sells the contract to an independent third party insurer and accordingly recognizes revenue at the time of sale.

For those warranties for which an independent third party insurer, and not the Company, is the primary obligor, the Company records revenue on a gross basis, with related costs being included in cost of goods sold. The Company considered the factors associated with gross revenue as compared to net revenue recording and determined that despite not being the primary obligor for these arrangements, gross revenue reporting was deemed appropriate based on the relevant accounting guidance. Specifically, the Company has latitude in establishing price; it can change the product offering; it has discretion in supplier selection; it is involved in the determination of product or service specifications; it bears the credit risk; and the amount that it earns on each contract is not fixed.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update was intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard during the quarter ended May 31, 2017. Accordingly, effective March 1, 2017, the Company recorded a cumulative adjustment benefit of $11.7 million for the excess tax benefit from the exercise of stock options and vesting of restricted stock awards and restricted stock units that occurred in prior fiscal years as an increase in deferred income tax assets and a reduction of the accumulated deficit. The excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the Company's consolidated statements of cash flows. Finally, the Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

Recently Issued Accounting Standards

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017, is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2019. After the adoption of this standard, which will be applied prospectively, the Company will follow a one-step model for goodwill impairment. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses. This update amends the FASB’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. This update is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company does not anticipate a significant impact on its consolidated financial statements upon adoption.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements at the time of adoption, with certain practical expedients available. Early adoption is permitted. The Company has not completed the assessment of the impact on its consolidated financial statements, but expects to record a ROU asset and lease liability.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly the Company is required to adopt this standard effective March 1, 2018, the beginning of its fiscal 2019. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new revenue recognition accounting standard. The Company is currently developing an implementation roadmap and action plan for the adoption of this standard.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize the Company’s financial instrument assets as of May 31, 2017 and February 28, 2017 using the hierarchy described in Note 1 under the heading “Fair Value Measurements” (in thousands):

	As of May 31, 2017
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$41,914	$-	$41,914	$41,914	$-	$-

Level 1:
Money market funds	266	-	266	266	-	-
Mutual funds (1)	4,689	413	5,102	-	-	5,102
Equity investment in French licensee (2)	296	15	311	-	-	311

Level 2:
Repurchase agreements	43,500	-	43,500	43,500	-	-
Corporate bonds	23,559	(3)	23,556	23,010	546	-

Total	$114,224	$425	$114,649	$108,690	$546	$5,413

	As of February 28, 2017
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$39,322	$-	$39,322	$39,322	$-	$-

Level 1:
Money market funds	3,406	-	3,406	3,406	-	-
Mutual funds (1)	5,429	372	5,801	-	-	5,801
Equity investment in French licensee (2)	296	(54)	242	-	-	242

Level 2:
Repurchase agreements	24,000	-	24,000	24,000	-	-
Corporate bonds	33,708	(8)	33,700	26,978	6,722	-
Total	$106,161	$310	$106,471	$93,706	$6,722	$6,043

(1)	The Company has a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. The Company informally funds its obligations under the deferred compensation plan by purchasing shares in various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment of obligations to plan participants. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

(2)	The equity investment in a French licensee, in the form of publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange. The related unrealized gains or losses are included in Accumulated Other Comprehensive Loss in the Stockholders’ Equity section of the consolidated balance sheets.

NOTE 3 – INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2017	2017
Raw materials	$17,566	$15,822
Work in process	567	294
Finished goods	14,670	13,163
	$32,803	$29,279

NOTE 4 – OTHER INTANGIBLE ASSETS

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net
	Amort-
	ization	Feb. 28,	Addi-	May 31,	Feb. 28,		May 31,	May 31,	Feb. 28,
	Period	2017	tions	2017	2017	Expense	2017	2017	2017
Supply contract	5 years	$2,220	$-	$2,220	$2,112	$108	$2,220	$-	$108
Developed technology	2-7 years	22,280	-	22,280	10,323	990	11,313	10,967	11,957
Tradenames	7-10 years	37,643	27	37,670	5,226	963	6,189	31,481	32,417
Customer lists	4-7 years	22,950	-	22,950	15,018	1,176	16,194	6,756	7,932
Dealer relationships	7 years	16,850	-	16,850	2,308	603	2,911	13,939	14,542
Covenants not to compete	5 years	170	-	170	162	8	170	-	8
Patents	5 years	347	42	389	88	10	98	291	259
		$102,460	$69	$102,529	$35,237	$3,858	$39,095	$63,434	$67,223

Estimated future amortization expense for the fiscal years ending February 28 is as follows (in thousands):

Fiscal Year
2018 (remainder)	$11,153
2019	11,676
2020	9,669
2021	7,846
2022	6,209
Thereafter	16,881
$63,434

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 28,
	2017	2017
Deferred compensation plan assets	$5,102	$5,801
Investment in international licensees	2,351	2,282
Equity investment in and loans to UK affiliate	2,201	2,402
Other	2,300	2,080
	$11,954	$12,565

The Company has a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or a date specified by the participant in accordance with the plan. The Company informally funds the deferred compensation plan obligations by making cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants for their compensation deferrals. The deferred compensation plan liability is included in Other Non-current Liabilities in the accompanying consolidated balance sheets.

The investment in international licensees of $2,351,000 as of May 31, 2017 consists of a 12.5% equity interest in LoJack’s Mexican licensee of $1,700,000, a 17.5% equity interest in LoJack’s Benelux licensee of $340,000, and a 5.5% interest in LoJack’s French licensee of $311,000. The investments in the Mexican and Benelux licensees, over which the Company does not exercise significant influence, are accounted for using the cost method of accounting and are carried at cost, which represents their fair value as measured on the date of the Company’s acquisition of LoJack. The investment in LoJack’s French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date.

In September 2015, the Company invested £1,400,000 or approximately $2,156,000 for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since the Company has significant influence over the investee. The Company’s equity in the net loss of Smart Driver Club amounted to $337,000 and $312,000 in the three months ended May 31, 2017 and 2016, respectively. The Company made loans aggregating $2,636,000 denominated in British pounds to Smart Driver Club bearing interest at an annual interest rate of 8%, with all principal of £2,000,000 and all unpaid interest due in 2020. The foreign currency translation adjustment for this equity investment amounted to $220,000 as of May 31, 2017 and is included as a component of Accumulated Other Comprehensive Loss in the consolidated balance sheet as of that date.

NOTE 6 – CONVERTIBLE SENIOR UNSECURED NOTES

As of May 31, 2017, the Company had $172.5 million aggregate principal amount of convertible senior unsecured notes (the “Notes”) outstanding. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The Notes will mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. The Company may not redeem the Notes prior to their stated maturity date. The Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the Note principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of the Company’s common stock during each period. As of May 31, 2017, none of the conditions allowing holders of the Notes to convert have been met.

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

Balances attributable to the Notes consist of the following (in thousands):

		May 31,	February 28,
		2017	2017
Principal		$172,500	$172,500
Less:	Unamortized debt discount	(21,160)	(22,770)
	Unamortized debt issuance costs	(2,697)	(2,903)
Net carrying amount of the Notes		$148,643	$146,827

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not adjusted to fair value each period. The issuance date fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of the Notes of May 15, 2020. The approximate fair value of the Notes as of May 31, 2017 was $172.8 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

NOTE 7 – INCOME TAXES

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

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, the United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for fiscal years 2013 through 2016 remain open to examination by U.S. federal and state tax authorities. LoJack’s U.S. income tax returns for 2012 through 2015 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. CalAmp’s Canadian subsidiaries’ income tax returns for fiscal years 2013 through 2016 remain open to examination by tax authorities in Canada. Most of the Company’s foreign subsidiaries’ tax returns for 2012 to present remain open for examination by the tax authorities in the countries in which they are filed, except in Italy and the Netherlands where the tax returns filed from 2011 to present remain open for examination.

NOTE 8 – EARNINGS PER SHARE

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

All outstanding options and restricted stock units at May 31, 2017 and 2016 were excluded from the computation of diluted earnings per share because the Company reported a net loss for all periods presented and the effect of inclusion would be antidilutive.

As described in Note 6, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value, if any, in excess of the principal amounts of the Notes would be included in diluted earnings per share. From the time of the issuance of Notes, the average market price of the Company’s common stock has been less than the $27.594 initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the unaudited consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	May 31,
	2017	2016
Cost of revenues	$138	$64
Research and development	234	181
Selling	386	295
General and administrative	1,059	1,444
	$1,817	$1,984

Changes in the Company’s outstanding stock options during the three months ended May 31, 2017 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise
Outstanding at February 28, 2017	955	$8.60
Granted	-	-
Exercised	(30)	3.21
Forfeited or expired	-	-
Outstanding at May 31, 2017	925	$8.78
Exercisable at May 31, 2017	594	$5.12

Changes in the Company’s outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2017 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares,	Average
	PSUs and	Grant Date
	RSUs	Fair Value
Outstanding at February 28, 2017	1,239	$15.94
Granted	31	17.94
Vested	(29)	16.34
Forfeited	(43)	15.65
Outstanding at May 31, 2017	1,198	$16.00

During the three months ended May 31, 2017, the Company retained 9,602 shares of the vested RSUs to satisfy the minimum required statutory amount of employee withholding taxes.

As of May 31, 2017, there was $15.0 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 2.7 years.

NOTE 10 – CONCENTRATION OF RISK

One customer in the heavy equipment industry accounted for 11% of consolidated revenue for the three months ended May 31, 2017, and 13% and 12% of consolidated accounts receivable at May 31, 2017 and February 28, 2017, respectively.

The Company has contract manufacturing arrangements with electronic manufacturing service providers for Mobile Resource Management (“MRM”), network and LoJack SVR products, transmission towers, and certain components and subassemblies. One supplier accounted for 28% and 47% of the Company’s total inventory purchases in the three months ended May 31, 2017 and 2016, respectively. As of May 31, 2017, this supplier accounted for 36% of the Company’s total accounts payable. Another supplier accounted for 16% and 9% of the Company’s total inventory purchases in the three months ended May 31 2017 and 2016, respectively, and 19% of the Company’s total accounts payable as of May 31, 2017. Some of the Company’s products and subassemblies are purchased from sole source suppliers.

NOTE 11 – PRODUCT WARRANTIES

The Company generally warrants its products against defects over periods ranging from 12 to 24 months, depending upon the product. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, the Company adjusts its liability for warranty claims based on its actual warranty claims experience as a percentage of revenues for the preceding one to two years and also considers the impact of the known operational issues that may have a greater impact than historical trends. The warranty reserve is included in Other Current Liabilities in the unaudited consolidated balance sheets. Activity in the accrued warranty costs liability for the three months ended May 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	May 31,
	2017	2016
Balance at beginning of period	$6,518	$1,892
Amount assumed in acquisition of LoJack	-	1,883
Charged to costs and expenses	378	317
Deductions	(502)	(577)
Balance at end of period	$6,394	$3,515

NOTE 12 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2017	2017
Warranty reserves	$6,394	$6,518
Litigation reserve	16,219	10,144
Other	6,924	8,296
	$29,537	$24,958

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2017	2017
Deferred compensation plan liability	$5,130	$5,825
Deferred revenue	12,250	12,257
Deferred rent	319	378
Acquisition-related contingent consideration	665	636
Other	1,218	1,133
	$19,582	$20,229

The acquisition-related contingent consideration is comprised of the estimated earn-out payable to the sellers of Crashboxx, which the Company acquired in 2015.

Supplemental Statement of Operations Information

Investment income consists of the following (in thousands):

	Three Months Ended
	May 31,
	2017	2016
Investment income on cash equivalents and marketable securities	$160	$176
Investment income on deferred compensation plan Rabbi Trust assets	122	277
Other investment income	51	-
Total investment income	$333	$453

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2017	2016
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$701	$701
Amortization of note discount	1,610	1,507
Amortization of debt issue costs	206	192
	2,517	2,400
Other interest expense	1	24
Total interest expense	$2,518	$2,424

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2017	2016
Interest expense paid	$1,440	$1,449
Income taxes paid	$41	$67

NOTE 13 – SEGMENT INFORMATION

The Company manages and operates its business through one operating segment. Revenues by geographic area are as follows:

	Three Months Ended
	May 31,
	2017	2016
United States	$63,865	$69,697
Europe, Middle East and Africa	11,162	11,943
South America	3,792	2,094
Canada	3,359	1,898
Asia and Pacific Rim	2,800	1,719
All other	3,103	3,796
	$88,081	$91,147

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by the Company. No single foreign country accounted for more than 10% of the Company’s revenue in the three months ended May 31, 2017 and 2016.

NOTE 14 – LEGAL PROCEEDINGS

Omega patent infringement claim

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC (“Omega”), a non-practicing entity. Omega alleged that certain of the Company’s vehicle tracking products infringed on certain patents owned by Omega. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.975 million, for which CalAmp recorded a reserve of $2.9 million in the fiscal 2016 fourth quarter. Following trial, Omega brought a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. On April 5, 2017, the court denied the request for an injunction, but granted the request for treble damages. In addition, on April 24, 2017 the court awarded attorneys’ fees, costs, and prejudgment interest in the aggregate amount of $1.2 million, and directed the payment of royalties by CalAmp to Omega for any infringing sales after February 24, 2016 at a royalty rate to be determined. As a result of these April 2017 court rulings, the Company increased its reserve by $7.2 million in the fourth quarter of fiscal 2017.

On May 23, 2017, the Company and Omega stipulated, subject to the agreement of the court, to supplemental damages for sales of products found to infringe Omega’s patents from February 25, 2016 through April 5, 2017, plus an ongoing royalty for sales of the products deemed to infringe after April 5, 2017. The Company is discontinuing the products that would be subject to this royalty and therefore does not believe that any future royalty amounts will be material. In the stipulation, the Company preserved its rights to assert all of its challenges that have been or will be made by the Company to the jury verdict and the court’s April 2017 rulings. As a result of the stipulation, the Company recorded an additional reserve of $6.1 million in the quarter ended May 31, 2017.

The Company has filed a motion with the court seeking judgment as a matter of law in its favor and, alternatively, a new trial. The Company also filed a motion to vacate the judgment and dismiss the case for lack of venue, or in the alternative, to vacate the judgment and transfer the case to the Central District of California for a new trial. If, following resolution of these motions, the judgment against the Company remains wholly or substantially intact, then the Company intends to pursue an appeal at the Court of Appeals for the Federal Circuit. The Company is also seeking to invalidate a number of Omega’s patents in proceedings filed with the U.S. Patent and Trademark Office. Notwithstanding the adverse jury verdict, the April 2017 court rulings and the May 23, 2017 stipulation, the Company continues to believe that its products do not infringe any valid claims of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to the Company’s cash flows or results of operations.

EVE battery claim

On October 27, 2014, LoJack commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal before the Hong Kong International Arbitration Centre (the “Tribunal”). The filing alleged that EVE breached representations and warranties made in supply agreements with LoJack relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, the Company was notified that the Tribunal awarded damages to LoJack (the “Damage Award”) for EVE’s breach of contract.

On June 9, 2017, LoJack entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited make payments to LoJack in the aggregate amount of approximately $46 million, which amount is net of LoJack’s attorneys’ fees and insurance subrogation payment (the “Settlement”). LoJack received approximately $12 million as of June 27, 2017 and another $3 million is scheduled to be received by June 30, 2017, which amounts are net of LoJack’s attorneys’ fees and the insurance subrogation payment. These amounts are expected to be reported as other non-operating income in the Company's consolidated statement of income for the quarter ending August 31, 2017. There are three remaining settlement installments due to be received by LoJack on October 31, 2017, February 28, 2018 and June 7, 2018 of approximately $13 million, $13 million and $5 million, respectively, all such amounts net of attorneys' fees. The Company has not yet determined the income tax effects of the Settlement, as it will depend in part on how the award is ultimately apportioned between LoJack’s domestic and international operations. The amounts to be realized by the Company pursuant to the Settlement are expected to be material to the Company's consolidated financial position and results of operations in the periods in which the Settlement installments are received and recorded.

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), LoJack’s international licensee in South Africa, commenced arbitration proceedings against LoJack’s Irish subsidiary by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleges breaches of the parties’ license agreement, misrepresentations, and violation of Massachusetts General Laws chapter 93A. Tracker seeks monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack’s Irish subsidiary filed its response to Tracker’s notice, denying Tracker’s allegations against LoJack, and filing counterclaims against Tracker for Tracker’s material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal has been selected and the hearing is scheduled for March 2018. The Company has estimated the potential losses from this arbitration proceeding and accrued a reserve in that amount during fiscal 2017.

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve the Company’s more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 29, 2017, as filed with the Securities and Exchange Commission on May 15, 2017, and include the following areas:

●	Allowance for doubtful accounts;
●	Inventory write-downs;
●	Product warranties;
●	Deferred income tax assets and uncertain tax positions;
●	Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
●	Stock-based compensation expense; and
●	Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

The Company is a leading provider of Internet of Things (“IoT”) enablement solutions for a broad array of mobile and fixed applications serving multiple vertical markets worldwide.

Revenue

Revenue decreased by $3.1 million, or 3%, to $88.1 million in the first quarter of fiscal 2018 compared to the fiscal 2017 first quarter, as a result of the termination of operations of the Company's former Satellite business. Excluding last year’s revenue of $8.4 million from the Satellite business, which ceased operations effective August 31, 2016, revenue in the latest quarter was up 6% from $82.7 million in the first quarter of fiscal 2017. This increase was due primarily to MRM and LoJack SVR product revenue, which grew 10% year-over-year.

Gross Profit and Gross Margins

Gross profit increased by $2.6 million to $37.4 million in the fiscal 2018 first quarter compared to $34.8 million in the first quarter of last year. Gross margin increased to 42.5% in the first quarter of fiscal 2018 from 38.2% in the first quarter of fiscal 2017. These improvements were primarily due to the inclusion of CalAmp's lower margin Satellite business in fiscal 2017 gross profit and gross margin, as well as purchase accounting adjustments related to the Company's acquisition of LoJack, both of which did not recur in the current period.

Operating Expenses

Consolidated research and development (“R&D”) expense decreased by $0.3 million to $5.8 million in the first quarter of fiscal 2018 from $6.1 million in the first quarter of last year due primarily to R&D expenses related to the former Satellite business, which ceased operations at the end the fiscal 2017 second quarter.

Consolidated selling expense increased by $1.4 million to $12.7 million in the first quarter of this year compared to $11.3 million in the first quarter of last year due primarily to higher sales compensation and marketing related expenses.

Consolidated general and administrative (“G&A”) expenses increased by $0.4 million to $16.4 million in the first quarter of this year compared to $16.0 million in the first quarter of last year. This increase is the net result of the litigation provision of $6.1 million recorded in the latest quarter, partially offset by acquisition and integration expenses of $3.5 million in the first quarter of last year that were not recurring, and by lower LoJack G&A expenses of about $1.5 million as a result of the expense synergies captured in last year’s integration process. Additionally, in the first quarter of this year, stock compensation expense was $0.4 million lower than the same period of last year.

Amortization of intangibles increased from $3.5 million in the first quarter of last year to $3.9 million in the first quarter of this year, due to a full quarter of amortization in fiscal 2018 on the intangibles associated with the acquisition of LoJack on March 15, 2016, compared to 2.5 months of amortization in the fiscal 2017 first quarter.

Non-operating Expense, Net

Investment income was $333,000 in the first quarter of this year compared to $453,000 for the same period last year. This decrease is primarily due to a decline in income on investments held in the Rabbi Trust that informally fund the Company’s obligations under the nonqualified deferred compensation plan.

Interest expense increased to $2.5 million in the first quarter of this year compared to $2.4 million in the first quarter of last year due to the interest expense associated with the convertible notes.

See Note 12 to the accompanying unaudited consolidated financial statements for additional information on investment income and interest expense.

Income Tax Benefit

For the three months ended May 31, 2017 and 2016, the Company’s effective tax rate was 31.8% and 32.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, cash equivalents, and marketable securities. During the three months ended May 31, 2017, cash and cash equivalents increased by $15.0 million. The increase was primarily due to cash provided by operating activities of $10.9 million, proceeds from maturities of marketable securities of $6.7 million, proceeds from the exercise of stock options of $0.1 million, and the effects of exchange rate changes on cash of $0.1 million. Partially offsetting these sources of cash were capital expenditures of $2.1 million, purchases of marketable securities of $0.5 million, and taxes paid related to net share settlement of vested equity awards of $0.2 million.

As of May 31, 2017, the Company’s cash, cash equivalents and marketable securities held by foreign subsidiaries was $22.1 million, of which $15.4 million was held in U.S. dollar denominated accounts, with the remaining $6.7 million held in foreign currency denominated accounts. We did not provide for U.S. federal income and foreign withholding taxes on the undistributed earnings from non-U.S. operations as of May 31, 2017 because we intend to reinvest such earnings indefinitely outside of the U.S.

The Company currently anticipates that its existing cash and cash equivalents and short-term marketable securities and cash generated from operations will be sufficient to meet anticipated needs for working capital, capital expenditure, and investment requirements for at least the next 12 months.

Contractual Cash Obligations

During the first quarter of fiscal 2018, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2017 as filed with the Securities and Exchange Commission on May 15, 2017.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in the Company's markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2017 as filed with the Securities and Exchange Commission on May 15, 2017. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $425,000 related to the Company's foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at May 31, 2017. The aggregate foreign currency transaction exchange rate gains included in determining loss before income taxes and equity in net loss of affiliate were $117,000 and $545,000 in the three months ended May 31, 2017 and 2016, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Legal Proceedings, of the Notes to Unaudited Financial Statements above for information regarding the legal proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017, as filed with the Securities and Exchange Commission on May 15, 2017, for a discussion of factors that could materially affect the Company’s business, financial condition, results of operations, or future results.

ITEM 5. OTHER INFORMATION

Compensatory Arrangements of Executive Officers

Effective May 31, 2017, the employment agreement of Michael Burdiek, the Company’s President and Chief Executive Officer, was amended to provide that if his employment with the Company is terminated without Cause or for Good Reason as defined in the agreement within 3 months prior to or 12 months following a Change in Control, 100% of the then unvested equity awards held by Mr. Burdiek will become immediately vested.

ITEM 6. EXHIBITS

Exhibit 10.1	Amendment No. 4 to Employment Agreement between the Company and Michael Burdiek dated May 31, 2017

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 27, 2017	/s/ Richard Vitelle
Date	Richard Vitelle
Executive Vice President & CFO
(Principal Financial Officer and
Chief Accounting Officer)