Form 10-Q
period 2017-08-31
CalAmp Corp.
filed 2017-09-28
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER: 0-12182
_________________

CALAMP CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15635 Alton Parkway, Suite 250
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 600-5600
(Registrant’s telephone number, including area code)
_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of September 25, 2017 was 35,601,360.

CALAMP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	August 31,	February 28,
Assets	2017	2017
Current assets:
Cash and cash equivalents	$126,636	$93,706
Short-term marketable securities	4,002	6,722
Accounts receivable, net	64,492	67,403
Inventories	31,103	29,279
Prepaid expenses and other current assets	11,770	9,595
Total current assets	238,003	206,705

Property, equipment and improvements, net	20,935	21,162
Deferred income tax assets	38,270	27,504
Goodwill	72,980	72,980
Other intangible assets, net	59,790	67,223
Other assets	16,013	12,565
	$445,991	$408,139
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,721	$30,266
Accrued payroll and employee benefits	6,748	7,955
Deferred revenue	15,804	14,662
Other current liabilities	30,235	24,958
Total current liabilities	87,508	77,841

1.625% convertible senior unsecured notes	150,506	146,827
Other non-current liabilities	21,766	20,229
Total liabilities	259,780	244,897

Commitments and contingencies (see Note 14)

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 35,601 and 35,330 shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively	356	353
Additional paid-in capital	213,021	211,187
Accumulated deficit	(26,497)	(47,757)
Accumulated other comprehensive loss	(669)	(541)
Total stockholders' equity	186,211	163,242
	$445,991	$408,139

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Revenues:
Products	$74,517	$75,984	$145,637	$152,405
Application subscriptions and other services	15,250	14,495	32,211	29,221
Total revenues	89,767	90,479	177,848	181,626
Cost of revenues:
Products	44,641	45,486	87,066	94,375
Application subscriptions and other services	8,288	7,379	16,501	14,803
Total cost of revenues	52,929	52,865	103,567	109,178
Gross profit	36,838	37,614	74,281	72,448
Operating expenses:
Research and development	6,725	5,885	12,557	11,976
Selling and marketing	12,515	12,683	25,186	23,991
General and administrative	10,756	11,284	27,166	27,267
Intangible asset amortization	3,710	3,856	7,568	7,346
Total operating expenses	33,706	33,708	72,477	70,580
Operating income	3,132	3,906	1,804	1,868
Non-operating income (expense):
Investment income	396	455	729	908
Interest expense	(2,567)	(2,474)	(5,085)	(4,898)
Gain on legal settlement (see Note 14)	15,032	-	15,032	-
Other income (expense)	314	(130)	431	413
	13,175	(2,149)	11,107	(3,577)

Income (loss) before income taxes and equity in net loss of affiliate	16,307	1,757	12,911	(1,709)
Income tax benefit (provision)	(3,699)	(864)	(2,619)	255
Income (loss) before equity in net loss of affiliate	12,608	893	10,292	(1,454)
Equity in net loss of affiliate	(376)	(372)	(713)	(684)
Net income (loss)	$12,232	$521	$9,579	$(2,138)

Earnings (loss) per share:
Basic	$0.35	$0.01	$0.27	$(0.06)
Diluted	$0.34	$0.01	$0.27	$(0.06)
Shares used in computing earnings (loss) per share:
Basic	35,204	36,390	35,136	36,425
Diluted	36,021	36,849	35,973	36,425

Comprehensive income (loss):
Net income (loss)	$12,232	$521	$9,579	$(2,138)
Other comprehensive loss:
Foreign currency translation adjustments	(260)	(109)	(179)	(624)
Unrealized gain (loss) on equity investment in French licensee, net of tax	10	(16)	51	(8)
Total comprehensive income (loss)	$11,982	$396	$9,451	$(2,770)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,579	$(2,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,983	4,032
Intangible assets amortization expense	7,568	7,346
Stock-based compensation expense	4,044	3,605
Tax benefits on vested and exercised equity awards	241	-
Amortization of convertible debt issue costs and discount	3,679	3,460
Unrealized foreign currency transaction gains	(385)	(460)
Deferred tax assets, net	669	(1,091)
Equity in net loss of affiliate	713	684
Impairment of internal use software	-	1,364
Other	55	14
Changes in operating assets and liabilities:
Accounts receivable	516	1,814
Inventories	(1,440)	2,043
Prepaid expenses and other assets	(3,034)	2,818
Accounts payable	4,335	1,929
Accrued liabilities	4,648	(6,864)
Deferred revenue	838	760
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,009	19,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	7,268	66,419
Purchases of marketable securities	(4,548)	-
Capital expenditures	(3,713)	(3,527)
Acquisition of LoJack, net of cash acquired	-	(116,982)
Advances to affiliate	(650)	(737)
Other	(135)	(36)
NET CASH USED IN INVESTING ACTIVITIES	(1,778)	(54,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	-	(8,451)
Taxes paid related to net share settlement of vested equity awards	(2,335)	(1,416)
Proceeds from exercise of stock options	128	780
NET CASH USED IN FINANCING ACTIVITIES	(2,207)	(9,087)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	906	(49)
Net change in cash and cash equivalents	32,930	(44,683)
Cash and cash equivalents at beginning of period	93,706	139,388
Cash and cash equivalents at end of period	$126,636	$94,705

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading a transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments and bring intelligence to the edge. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets, in-transit cargo, companies, state and local governments and people. CalAmp is a global organization that is headquartered in Irvine, California. In March 2016, we acquired LoJack Corporation (“LoJack”), which provides us a vast U.S. auto dealer channel as well as an established international licensee network.

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Effective August 31, 2016, we ceased operations of the Satellite business and up through the first quarter of fiscal 2018 reported under one reportable segment: Wireless DataCom. In the quarter ended August 31, 2017, in order to streamline our operations and product line development resources, we realigned our operations and we now operate under two reportable segments: Telematics Systems and Software & Subscription Services.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the year ended February 28, 2017 are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2017 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on May 15, 2017.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2017 and our results of operations for the three and six months ended August 31, 2017 and 2016. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured. For product sales that are not bundled with an application service or for which we have no continuing service obligations, the revenue recognition criteria are generally met at the time product is shipped or installed by the end customer. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the shipment reaches the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

In addition to product sales, we provide Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”) subscriptions for our fleet management, vehicle finance and certain other applications through which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by us. We also enter into arrangements which combine various hardware devices as well as installation and notification services that are provided over a stipulated service period. These arrangements represent multiple element arrangements under ASC 605 Subtopic 25 entitled Revenue Recognition: Multiple-Element Arrangements. Generally, we defer the recognition of revenue for the products that are sold with application subscriptions and other services because the products are not functional without the application services, and they do not represent a separate basis of accounting under the applicable accounting guidance. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over minimum contractual subscription or service periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue over the period the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized ratably over the renewal term.

Revenue from the sales of products to international licensees is recognized when shipment of the products to the licensee has occurred and collection is reasonably assured.

We offer extended warranty contracts in the United States related to certain products for which an independent third party insurer is the primary obligor. Although we are not the primary obligor, we have reviewed the criteria in ASC 605 Revenue Recognition (“ASC 605”): and have determined that gross revenue recognition is appropriate in these transactions. Accordingly, we recognize gross revenue at the time of the sale of the extended warranty with related costs being included in cost of goods sold.

Cash and Cash Equivalents

We consider all highly liquid investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

Accounts receivable, net

Accounts receivable, net, consists of trade receivables and other receivables offset by allowance for doubtful accounts. We reserve for the estimated accounts receivable that will not be collected based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. The allowance for doubtful accounts totaled $0.9 million and $1.0 million as of August 31, 2017 and February 28, 2017, respectively.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly manner in an arms-length transaction between market participants at the measurement date. Fair value is estimated by using the following hierarchy:

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. We have elected the fair value option for our investments in marketable securities on a contract-by-contract basis at the time each contract is initially recognized in the financial statements or upon an event that gives rise to a new basis of accounting for the items.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update was intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard during the quarter ended May 31, 2017 and effective March 1, 2017, we recorded a cumulative adjustment benefit of $11.7 million for the excess tax benefit from the exercise of stock options and vesting of restricted stock awards and restricted stock units that occurred in prior fiscal years as an increase in deferred income tax assets and a reduction of the accumulated deficit. For the six months ended August 31, 2017, we recorded $241,000 of excess tax benefits on vested and exercised equity awards. The excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows. Upon adoption of ASU 2016-09, we also elected to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 Compensation – Stock Compensation. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017, is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2019. After the adoption of this standard, which will be applied prospectively, we will follow a one-step model for goodwill impairment. We do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements at the time of adoption, with certain practical expedients available. Early adoption is permitted. We have not completed the assessment of the impact on our consolidated financial statements, but we do expect to record an asset and lease liability upon adoption.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard (“ASC 606”) provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly we are required to adopt this standard effective March 1, 2018, the beginning of our fiscal 2019. We have developed our plan for the implementation of ASC 606 and have reviewed it with, and will periodically report the status against that plan to our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues, service revenues, installation and training, that could be impacted by ASC 606 and have started to review individual customer contracts related to these revenue streams to determine if any material differences exist between the current revenue standard, ASC 605, and ASC 606. We also began reviewing the additional disclosure requirements of the new standard and the potential impact on our internal control structure and revenue recognition policy. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact of adoption on our consolidated financial statements. We anticipate that we will complete our assessment of the new standard and our potential financial impact by the end of fiscal year 2018.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2017
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$40,262	$-	$40,262	$40,262	$-	$-

Level 1:
Money market funds	5,709	-	5,709	5,709	-	-
Mutual funds (1)	5,504	(19)	5,485	-	-	5,485
Equity investment in French licensee	296	30	326	-	-	326

Level 2:
Repurchase agreements	57,100	-	57,100	57,100	-	-
Corporate bonds	27,572	(5)	27,567	23,565	4,002	-

Total	$136,443	$6	$136,449	$126,636	$4,002	$5,811

	As of February 28, 2017
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$39,322	$-	$39,322	$39,322	$-	$-

Level 1:
Money market funds	3,406	-	3,406	3,406	-	-
Mutual funds (1)	5,429	372	5,801	-	-	5,801
Equity investment in French licensee	296	(54)	242	-	-	242

Level 2:
Repurchase agreements	24,000	-	24,000	24,000	-	-
Corporate bonds	33,708	(8)	33,700	26,978	6,722	-
Total	$106,161	$310	$106,471	$93,706	$6,722	$6,043

(1)	Amounts represent various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2017	2017
Raw materials	$15,683	$15,822
Work in process	414	294
Finished goods	15,006	13,163
	$31,103	$29,279

NOTE 4 – OTHER INTANGIBLE ASSETS

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net
	Useful	Feb. 28,	Addi-	Aug. 31	Feb. 28,		Aug. 31	Aug. 31	Feb. 28,
	Life	2017	tions	2017	2017	Expense	2017	2017	2017
Supply contract	5 years	$2,220	$-	$2,220	$2,112	$108	$2,220	$-	$108
Developed technology	2-7 years	22,280	-	22,280	10,323	1,980	12,303	9,977	11,957
Tradenames	7-10 years	37,643	54	37,697	5,226	1,926	7,152	30,545	32,417
Customer lists	4-7 years	22,950	-	22,950	15,018	2,319	17,337	5,613	7,932
Dealer relationships	7 years	16,850	-	16,850	2,308	1,206	3,514	13,336	14,542
Covenants not to compete	5 years	170	-	170	162	8	170	-	8
Patents	5 years	347	81	428	88	21	109	319	259
		$102,460	$135	$102,595	$35,237	$7,568	$42,805	$59,790	$67,223

Estimated future amortization expense as of August 31, 2017 is as follows (in thousands):

2018 (remainder)	$7,440
2019	11,686
2020	9,679
2021	7,856
2022	6,219
Thereafter	16,910
$59,790

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 28,
	2017	2017
Deferred compensation plan assets	$5,485	$5,801
Investment in international licensees	2,366	2,282
Equity investment in and loan to ThinxNet GmbH	2,674	-
Equity investment in and loans to UK affiliate	2,534	2,402
Other	2,954	2,080
	$16,013	$12,565

Our investment in international licensees at August 31, 2017 consists principally of a 12.5% equity interest in a Mexican licensee of $1.7 million as well as other smaller interests in Benelux and French licensees. The investment in these licensees are accounted for using the cost method of accounting and carried at cost as we do not exercise significant influence over these investees.

In September 2015, we invested £1,400,000 for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since we have significant influence over the investee. Our equity in the net loss of Smart Driver Club amounted to $713,000 and $684,000 in the six months ended August 31, 2017 and 2016, respectively. To date we have made loans aggregating £2,500,000, of which £500,000 was made in July 2017, to Smart Driver Club bearing interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2020. The foreign currency translation adjustment for this equity investment and loans amounted to $108,000 as of August 31, 2017 and is included as a component of Accumulated Other Comprehensive Loss in the consolidated balance sheet as of that date.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the business. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6% which has a fixed term of 12 months, after which the loan can be converted to equity in ThinxNet or a loan payable on demand at our option. The equity investment and note receivable were consideration we received in exchange for our outstanding accounts receivable from ThinxNet. No gain or loss was recorded on this exchange. The assets received in this exchange are included in Other Assets in the consolidated balance sheet as of August 31, 2017.

Our investments in the aforementioned licensees are included in other assets on our condensed consolidated balance sheet and are carried at cost, which represents their fair value as measured on the date of the acquisition of LoJack, and adjusted only for other-than-temporary declines in fair value. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.

NOTE 6 – CONVERTIBLE SENIOR UNSECURED NOTES

As of August 31, 2017, we had outstanding $172.5 million aggregate principal amount of convertible senior unsecured notes (“Notes”). The Notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The Notes mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. We may not redeem the Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount. This ratio is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of August 31, 2017, the conditions allowing holders of the Notes to convert have not been met.

If we undergo a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase their Notes at a repurchase price of 100% of the principal amount, plus any accrued and unpaid interest, if any, up to but not including the fundamental change repurchase date. In addition, following certain corporate events that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.5 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.

Balances attributable to the Notes consist of the following (in thousands):

	August 31,	February 28,
	2017	2017
Principal	$172,500	$172,500
Less: Unamortized debt discount	(19,507)	(22,770)
Unamortized debt issuance costs	(2,487)	(2,903)
Net carrying amount of the Notes	$150,506	$146,827

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not adjusted to fair value each period. The issuance date fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of May 15, 2020. The approximate fair value of the Notes as of August 31, 2017 was $169.5 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. We evaluate the realizable nature of our deferred income tax assets and the need for a valuation allowance, as we deem necessary. In assessing this valuation allowance, we review historical and future expected operating results and other factors, including recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

We file income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, the United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for fiscal years 2012 through 2016 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Most of our foreign subsidiaries’ tax returns for 2013 to present remain open for examination by the tax authorities in the countries in which they are filed. In Italy and the Netherlands, tax returns filed from 2011 to present remain open for examination. In Ireland, tax returns filed from 2010 to the present remain open.

As previously described, on June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve an arbitration tribunal damage award. Pursuant to this settlement agreement, EVE Holdings Limited agreed to make payments to us in the aggregate approximate amount of $46 million, which is net of attorneys’ fees and insurance subrogation payment. The settlement amount is scheduled to be received in four installments, the first of which was received in June 2017, and is split between the US and foreign subsidiaries pursuant to IRC code section 482 and is subject to taxation in multiple jurisdictions.

The effective income tax rate was 20.3% in the six months ended August 31, 2017 compared to 14.9% in the same period prior year. This increase in the effective tax rate is primarily attributable to the aforementioned settlement for which over half was apportioned to the US. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by our Ireland subsidiary, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$12,232	$521	$9,579	$(2,138)

Denominator:
Basic weighted average number of common shares outstanding	35,204	36,390	35,136	36,425
Effect of stock options and restricted stock units computed on treasury stock method	817	459	837	-
Diluted weighted average number of common shares outstanding	36,021	36,849	35,973	36,425

Income (loss) per common share:
Basic	$0.35	$0.01	$0.27	$(0.06)
Diluted	$0.34	$0.01	$0.27	$(0.06)

All outstanding options and restricted stock units for the six months ended August 31, 2016 were excluded from the computation of diluted earnings per share because we reported a net loss for this period presented and the effect of inclusion would be antidilutive.

As described in Note 6, we have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value, if any, in excess of the principal amount of the Notes would be included in diluted earnings per share. From the time of the issuance of Notes, the average market price of our common stock has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Cost of revenues	$141	$68	$279	$132
Research and development	384	356	618	537
Selling and marketing	547	403	933	698
General and administrative	1,155	794	2,214	2,238
	$2,227	$1,621	$4,044	$3,605

Changes in our outstanding stock options during the six months ended August 31, 2017 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2017	955	$8.60
Granted	165	19.31
Exercised	(45)	2.85
Forfeited or expired	-	-
Outstanding at August 31, 2017	1,075	$10.48
Exercisable at August 31, 2017	685	$6.79

The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of August 31, 2017 was 4.0 years and $8.8 million, respectively.

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2017 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares, PSUs	Average Grant
	and RSUs	Date Fair Value
Outstanding at February 28, 2017	1,239	$15.94
Granted	679	19.24
Vested	(360)	15.74
Forfeited	(101)	17.44
Outstanding at May 31, 2017	1,457	$17.43

During the six months ended August 31, 2017 and 2016, we retained 156,731 and 97,267 shares of the vested restricted shares, RSUs and PSUs, respectively, to satisfy the minimum required statutory amount of employee withholding taxes.

As of August 31, 2017, there was $26.4 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 3.1 years.

NOTE 10 - CONCENTRATION OF RISK

One customer in the heavy equipment industry accounted for 12% and 11% of our consolidated revenue for the three and six months ended August 31, 2017, and 16% and 12% of our consolidated accounts receivable at August 31, 2017 and February 28, 2017, respectively.

We have contract manufacturing arrangements with electronic manufacturing service providers for Mobile Resource Management (“MRM”) devices, LoJack Stolen Vehicle Recovery (“SVR”) products, certain other products, transmission towers and certain components and subassemblies. One supplier accounted for 32% and 31% of our total inventory purchases in the three and six months ended August 31, 2017 and 37% and 41% in the three and six months ended August 31, 2016, respectively. As of August 31, 2017, this supplier accounted for 41% of our total accounts payable. Another supplier accounted for 14% and 16% of our total inventory purchases in the three and six months ended August 31 2017 and 13% and 11% in the three and six months ended August 31, 2016, respectively, and 14% of our total accounts payable as of August 31, 2017. A third supplier accounted for 13% and 11% of our total inventory purchases in the three and six months ended August 31, 2017 and 11% and 10% in the three and six months ended August 31, 2016, respectively. This supplier accounted for 10% of our total accounts payable as of August 31, 2017. Some of our products and subassemblies are purchased from sole source suppliers.

NOTE 11 - PRODUCT WARRANTIES

We generally provide a warranty for our products against defects over periods ranging from 12 to 24 months, depending upon the product. An accrual for estimated future costs relating to products returned under warranty is recorded as an expense when products are shipped. At the end of each fiscal quarter, we adjust our liability for warranty claims based on actual warranty claims experience as a percentage of revenues for the preceding one to two years, and we also consider the impact of known operational issues that may have a greater or lesser impact than historical trends. The warranty reserve is included in Other Current Liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability is as follows (in thousands):

	Six Months Ended
	August 31,
	2017	2016
Balance at beginning of period	$6,518	$1,892
Assumed from acquisition of LoJack	-	1,883
Charged to costs and expenses	688	530
Deductions	(1,158)	(1,075)
Balance at end of period	$6,048	$3,230

NOTE 12 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2017	2017
Warranty reserves	$6,048	$6,518
Litigation reserve	16,831	10,144
Other	7,356	8,296
	$30,235	$24,958

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2017	2017
Deferred compensation plan liability	$5,488	$5,825
Deferred revenue	13,998	12,257
Deferred rent	264	378
Acquisition-related contingent consideration	693	636
Other	1,323	1,133
	$21,766	$20,229

Supplemental Statement of Operations Information

Investment income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Investment income on cash equivalents and marketable securities	$215	$153	$375	$329
Investment income on deferred compensation plan	120	188	242	465
Dividend income	61	114	112	114
Total investment income	$396	$455	$729	$908

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$704	$701	$1,405	$1,402
Amortization of note discount	1,653	1,562	3,263	3,069
Amortization of debt issue costs	210	199	416	391
	2,567	2,462	5,084	4,862
Other interest expense	-	12	1	36
Total interest expense	$2,567	$2,474	$5,085	$4,898

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2017	2016
Interest expense paid	$1,442	$1,447
Income tax paid	$733	$979

The following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended
	August 31,
	2017	2016
Equity investment in and loan to ThinxNet (see Note 5)	$2,674	$-

NOTE 13 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Effective August 31, 2016, we ceased operations of the Satellite business and reported through the first quarter of fiscal 2018 under one reportable segment: Wireless DataCom. In the quarter ended August 31, 2017, we realigned our operations and now operate under two reportable segments: Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology. We have recast the first quarter of our current fiscal year and certain prior period amounts to conform to the way we internally manage and monitor segment performance.

The Telematics Systems segment offers a portfolio of wireless data communications products which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications.

The Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe.

Segment information for the three and six months ended August 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended August 31, 2017				Three Months Ended August 31, 2016
	Operating Segments				Operating Segments
		Software &				Software &
	Telematics	Subscription	Corporate		Telematics	Subscription		Corporate
	Systems	Services	Expenses	Total	Systems	Services	Satellite	Expenses	Total
Revenues	$74,070	$15,697		$89,767	$68,851	$14,956	$6,672		$90,479
Adjusted EBITDA	$11,505	$2,050	$(1,254)	$12,301	$13,484	$(363)	$794	$(1,062)	$12,853

	Six Months Ended August 31, 2017				Six Months Ended August 31, 2016
	Operating Segments				Operating Segments
		Software &				Software &
	Telematics	Subscription	Corporate		Telematics	Subscription		Corporate
	Systems	Services	Expenses	Total	Systems	Services	Satellite	Expenses	Total
Revenues	$146,066	$31,782		$177,848	$135,974	$30,583	$15,069		$181,626
Adjusted EBITDA	$24,325	$3,271	$(2,114)	$25,482	$24,938	$680	$2,409	$(1,445)	$26,582

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

The Company’s CODM evaluates each segment based on Adjusted EBITDA, and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our operating segments. We define Adjusted EBITDA as earnings before investment income, interest expense, taxes, depreciation, amortization and stock-based compensation, gain on legal settlement and other adjustments as identified below. The adjustments to our results prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Net income (loss)	$12,232	$521	$9,579	$(2,138)
Investment income	(396)	(455)	(729)	(908)
Interest expense	2,567	2,474	5,085	4,898
Income tax provision (benefits)	3,699	864	2,619	(255)
Depreciation	1,958	2,211	3,983	4,032
Amortization of intangible assets	3,710	3,856	7,568	7,346
Stock-based compensation	2,227	1,621	4,044	3,605
Equity in net loss of affiliate	376	372	713	684
Acquisition and integration expenses	-	-	-	3,539
Non-cash COGS from inventory fair value write-up	-	309	-	4,319
Legal expenses for LoJack battery performance issue	430	1,080	927	1,460
Litigation provision	411	-	6,486	-
Gain on legal settlement	(15,032)	-	(15,032)	-
Other	119	-	239	-
Adjusted EBITDA	$12,301	$12,853	$25,482	$26,582

It is not practicable for the Company to report identifiable assets by segment because these businesses share resources, functions and facilities.

Revenues by geographic area are as follows (in thousands):

	Six Months Ended
	August 31,
	2017	2016
United States	$129,744	$136,751
Europe, Middle East and Africa	22,536	25,566
South America	5,779	5,737
Canada	7,561	4,143
Asia and Pacific Rim	6,120	3,425
All other	6,108	6,004
	$177,848	$181,626

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by the Company. No single non-U.S. country accounted for more than 10% of the Company’s revenue in the three and six months ended August 31, 2017 and 2016.

NOTE 14 – LEGAL PROCEEDINGS

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”). LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Hong Kong International Arbitration Centre rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract.

On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited, the parent company of EVE, make payments to us in the aggregate amount of approximately $46 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). These amounts are to be reported as other non-operating income in our consolidated statement of income upon receipt. In June 2017, we received approximately $15 million of the $46 million net amount, which is reported as other non-operating income in our consolidated statement of income for the three and six month periods ended August 31, 2017. Pursuant to the Settlement, there are three remaining installments due to be received by us on October 31, 2017, February 28, 2018 and June 7, 2018 of approximately $13 million, $13 million and $5 million, respectively.

There have been no material developments in the claims by Omega and Tracker, each as reported in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 that was filed with the U.S. Securities and Exchange Commission on June 27, 2017.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, in the ordinary course of business, we may receive claims concerning contract performance, or claims that our products or services infringe the intellectual property of third parties. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any of such matters existing at the present time would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2017, as filed with the U.S. Securities and Exchange Commission on May 15, 2017, and include the following areas:

●	Allowance for doubtful accounts;
●	Inventory write-downs;
●	Product warranties;
●	Deferred income tax assets and uncertain tax positions;
●	Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
●	Stock-based compensation expense; and
●	Revenue recognition.

There have been no significant changes to these accounting policies as of August 31, 2017.

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading a transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments and bring intelligence to the edge. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets, in-transit cargo, companies, state and local governments and people. Prior to fiscal 2018, our business was organized into two reportable segments – Wireless Datacom and Satellite. The Satellite business ceased operations in August 2016 at which time we began reporting under one reportable segment: Wireless DataCom.

In the quarter ended August 31, 2017, we realigned our operations and now we operate under two reportable segments for financial reporting purposes – Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker, uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these two segments. A description of the reportable business segments as follows:

TELEMATICS SYSTEMS

Our Telematics Systems reportable segment offers a series of Mobile Resource Management (MRM) telematics products and applications for the broader IoT market, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and multi-mode wireless routers. These wireless networking devices underpin a wide range of our own and third party solutions worldwide, and are ideal for applications demanding secure, reliable and business-critical communications.

SOFTWARE & SUBSCRIPTION SERVICES

Our Software & Subscription Services reportable segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programming Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective development of high-value solutions for customers all around the globe.

OPERATING RESULTS

Three months ended August 31, 2017 compared to three months ended August 31, 2016

Revenue by Segment

	Three Months Ended August 31,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Segment
Telematics Systems	$74,070	82.5%	$68,851	76.1%	$5,219	7.6%
Software & Subscription Services	15,697	17.5%	14,956	16.5%	741	5.0%
Satellite	-	0.0%	6,672	7.4%	(6,672)	(100.0%)
Total	$89,767	100.0%	$90,479	100.0%	$(712)	(0.8%)

Telematics Systems revenue increased by $5.2 million, or 7.6%, for the three months ended August 31, 2017 compared to the same period last year. The increase was due to an increase in sales volume for our MRM telematics product as demand from our top customers increased due to more favorable conditions in the fleet management and asset tracking markets.

Software & Subscription Services revenue increased by $0.7 million or 5.0% for the three months ended August 31, 2017 compared to the same period last year. The increase was primarily driven by an increase in subscriber base, especially in Italy, along with a favorable Euro to U.S. Dollar exchange rate compared to the same prior fiscal period.

The Satellite business, which generated $6.7 million in revenues for the three months ended August 31, 2016, ceased operations effective on that date.

Cost of Revenues and Gross Profit

	Three Months Ended August 31,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Revenues	$89,767	100.0%	$90,479	100.0%	$(712)	(0.8%)
Cost of revenues	52,929	59.0%	52,865	58.4%	(64)	(0.1%)
Gross profit	$36,838	41.0%	$37,614	41.6%	$(776)	(2.1%)

Consolidated gross profit decreased by $0.8 million or 2.1% for the three months ended August 31, 2017 compared to the same period prior year. The decrease was primarily as a result of the shutdown of the Satellite business effective August 31, 2016, which generated $1.4 million of gross profit for the three months ended August 31, 2016. Excluding the Satellite business, our gross profit increased $0.6 million or 1.7% for the three months ended August 31, 2017 compared to the same period in prior year. The increase was due to higher MRM revenue. Consolidated gross margin declined to 41.0% for the three months ended August 31, 2017 from 41.6% for the same period prior year. This decline was primarily due to lower gross margin on LoJack Stolen Vehicle Recovery products.

Operating Expenses

	Three Months Ended August 31,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Research and development	$6,725	7.5%	$5,885	6.5%	$(840)	(14.3%)
Selling and marketing	12,515	13.9%	12,683	14.0%	168	1.3%
General and administrative	10,756	12.0%	11,284	12.5%	528	4.7%
Intangible asset amortization	3,710	4.1%	3,856	4.3%	146	3.8%
Total	$33,706	37.5%	$33,708	37.3%	$2	0.0%

Consolidated research and development expense increased by $0.8 million or 14.3% for the three months ended August 31, 2017 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount despite the shutdown of the Satellite business in fiscal year 2017. Consolidated research and development expense as a percentage of revenues increased to 7.5% for the three months ended August 31, 2017 compared to 6.5% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international SVR channels that we acquired last year with the purchase of LoJack, as well as our pre-existing sales channels.

Consolidated selling and marketing expense decreased by $0.2 million or 1.3% for the three months ended August 31, 2017 compared to the same period last year. The decrease was primarily driven by decline in employee benefits expenses as we reduced headcount in this area, which was partially offset by an increase in professional services and web design costs as we continue our CalAmp and LoJack brand refresh initiatives through this fiscal year.

Consolidated general and administrative (“G&A”) expenses decreased by $0.5 million or 4.7% for the three months ended August 31, 2017 compared to the same period last year. The decrease was attributable primarily to the shutdown of the Satellite business effective August 31, 2016.

Amortization of intangibles decreased by $0.1 million or 3.8% for the three months ended August 31, 2017 compared to the same period prior year. The decrease was due to completion of amortization on various certain older intangible assets.

Non-operating Income (Expense), Net

Investment income decreased by $0.1 million to $0.4 million for the three months ended August 31, 2017 from $0.5 million for the three months ended August 31, 2016. The decrease was due primarily to a decline in investment income on Rabbi Trust assets that serve to informally fund the non-qualified deferred compensation plan.

Interest expense increased by $0.1 million to $2.6 million for the three months ended August 31, 2017 from $2.5 million for the three months ended August 31, 2016 due to interest expense associated with the convertible Notes issued in May 2015.

See Note 14 to the accompanying unaudited condensed consolidated financial statements for information concerning the $15.0 million gain on the legal Settlement with the supplier.

Other non-operating income was $0.3 million for three months ended August 31, 2017 compared to other expense of $0.1 million for the three months ended August 31, 2016, due to a favorable fluctuation in foreign exchange rates, primarily Euros, to US dollars.

Overall Profitability Measures

GAAP-basis net income in the three months ended August 31, 2017 and 2016 was $12.2 million and $0.5 million, respectively. The increase is primarily the result of the $15.0 million non-operating gain from the legal Settlement with a supplier recognized in the latest quarter. Partially offsetting the effects of this non-operating gain were lower gross profit of $0.8 million due primarily to the closure of the Satellite business last year and higher GAAP-basis income tax expense of $2.8 million current year. The higher income tax expense is primarily due to U.S. and foreign taxes on the $15.0 million gain recognized on the legal Settlement.

Telematics Systems Adjusted EBITDA in the three months ended August 31, 2017 decreased $1.9 million compared to the same period prior year due to higher research and development expenses and higher selling and marketing expenses, while Adjusted EBITDA for Software and Subscription Services increased $2.4 million compared to the same period in prior year due primarily to lower selling and marketing expenses and lower general and administrative expenses.

See Note 13 for information related to Adjusted EBITDA by reportable segments.

Six months ended August 31, 2017 compared to six months ended August 31, 2016

Revenue by Segment

	Six Months Ended August 31,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Segment
Telematics Systems	$146,066	82.1%	$135,974	74.9%	$10,092	7.4%
Software & Subscription Services	31,782	17.9%	30,583	16.8%	1,199	3.9%
Satellite	-	0.0%	15,069	8.3%	(15,069)	(100.0%)
Total	$177,848	100.0%	$181,626	100.0%	$(3,778)	(2.1%)

Telematics Systems revenue increased by $10.1 million or 7.4%, and Software & Subscription Services revenue increased by $1.2 million or 3.9%, for the six months ended August 31, 2017 compared to the same period last year. Each of these increases is due to the same reasons cited above for such segment for the three months ended August 31, 2017.

The Satellite business, which generated $15.1 million in revenues for the six months ended August 31, 2016, ceased operations effective on that date.

Cost of Revenues and Gross Profit

	Six Months Ended August 31,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Revenues	$177,848	100.0%	$181,626	100.0%	$(3,778)	(2.1%)
Cost of revenues	103,567	58.2%	109,178	60.1%	5,611	5.1%
Gross profit	$74,281	41.8%	$72,448	39.9%	$1,833	2.5%

Consolidated gross profit increased by $1.8 million or 2.5% for the six months ended August 31, 2017 compared to the same period last year. The increase was due to a $6.0 million increase in gross profit on MRM telematics products on higher revenue, partially offset by the Satellite gross profit in the prior year, which did not recur in the current year due to the shutdown of that business. Gross margin increased to 41.8% for the six months ended August 31, 2017 from 39.9% for the same period of the prior year primarily due to the presence of the lower margin Satellite business in the prior year.

Operating Expenses

	Six Months Ended August 31,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Research and development	$12,557	7.1%	$11,976	6.6%	$(581)	(4.9%)
Selling and marketing	25,186	14.2%	23,991	13.2%	(1,195)	(5.0%)
General and administrative	27,166	15.3%	27,267	15.0%	101	0.4%
Intangible asset amortization	7,568	4.3%	7,346	4.0%	(222)	(3.0%)
Total	$72,477	40.9%	$70,580	38.8%	$(1,897)	(2.7%)

Consolidated research and development expense increased by $0.6 million or 4.9% for the six months ended August 31, 2017 compared to the same period last year. The increase was attributable to an increase in employee compensation and benefits due to increased headcount, partially offset by a decline in consulting and outside services expenses. Consolidated research and development expense as a percentage of revenue increased to 7.1% for the six months ended August 31, 2017 compared to 6.6% in the same period prior year for the same reason cited above for the three months ended August 31, 2017.

Consolidated selling and marketing expense increased by $1.2 million or 5.0% for the six months ended August 31, 2017 compared to the same period last year. The increase was due to an increase in professional services and web design costs as we continue our CalAmp and LoJack brand refresh initiatives through this fiscal year. These initiatives also account for the increase in consolidated selling and marketing expense as a percentage of revenues to 14.2% for the six months ended August 31, 2017 compared to 13.2% in the same period prior year.

Consolidated general and administrative expenses decreased by $0.1 or 0.4% for the six months ended August 31, 2017 compared to the same period last year. The decrease was due to a reduction in professional service fees, employee compensation and benefits expense as well as reduced headcount in this area. The decline in these expense was partially offset by higher legal expenses as we work to address existing legal matters.

Amortization of intangibles increased $0.2 million or 3.0% for the six months ended August 31, 2017 compared to the same period last year. These increases were due to the amortization of new intangibles associated with the acquisition of LoJack in March 2016.

Non-operating Income (Expense), Net

Investment income was $0.7 million for the six months ended August 31, 2017 as compared to investment income of $0.9 million for the six months ended August 31, 2016. The decline was due primarily to a reduction in investment income on Rabbi Trust assets.

Interest expense increased to $5.1 million for the six months ended August 31, 2017 as compared to $4.9 million for the six months ended August 31, 2016 due to interest expense associated with the convertible Notes issued in May 2015.

See Note 14 to the accompanying unaudited condensed consolidated financial statements for information concerning the $15.0 million gain on the legal Settlement with the supplier.

Other non-operating income remained consistent at $0.4 million year over year.

Overall Profitability Measures

GAAP-basis net income in the six months ended August 31, 2017 was $9.6 million, compared to a net loss of $2.1 million in the same period of the prior year. The $11.7 million higher net income in the latest six-month period is primarily attributable to the $15.0 million non-operating gain from the legal Settlement with a supplier, partially offset by higher GAAP-basis income tax expense of $2.9 million.

Telematics Systems Adjusted EBITDA in the six months ended August 31, 2017 was $24.3 million, decreased $0.6 million from the same period prior year due to higher operating expenses partially offset by higher gross profit, while Adjusted EBITDA for Software and Subscription Services was $3.3 million, increased $2.6 million from the same period prior year due primarily to lower selling and marketing expenses and lower general and administrative expenses.

See Note 13 for information related to Adjusted EBITDA by reportable segments.

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

The effective income tax rate was 20.3% in the six months ended August 31, 2017 compared to 14.9% in the same period prior year. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by the Company’s Ireland subsidiary, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during first six months of fiscal 2018 as compared to the same periods in fiscal 2017 is due primarily to the aforementioned Settlement for which over half was apportioned to the US.

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

The Company’s primary sources of liquidity are its cash, cash equivalents and marketable securities. During the six months ended August 31, 2017, cash and cash equivalents increased by $32.9 million. The increase was primarily driven by the $15.0 million net cash received related to the EVE legal Settlement in June 2017, $21.0 million in other cash provided by operations, $2.7 million in net proceeds from marketable securities and partially offset by $3.7 million used for capital expenditures and $2.3 million for taxes paid related to net share settlement of vested equity awards.

As of August 31, 2017, we have $130.6 million of cash, cash equivalents and marketable securities, of which $27.8 million is located outside of the U.S. Amounts outside the U.S. are used to support the operations of our international subsidiaries and to fund potential future investments.

The Company expects to receive three additional installments from the EVE legal Settlement on October 31, 2017, February 28, 2018 and June 7, 2018 of which we will receive net amounts of approximately $13 million, $13 million and $5 million, respectively.

We believe that our cash, cash equivalents, potential cash flows from operations, and our marketable securities will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Contractual Cash Obligations

During the second quarter of fiscal 2018, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2017 as filed with the Securities and Exchange Commission on May 15, 2017.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to collect the remaining installments under the Settlement with Eve Holdings Limited, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2017 as filed with the U.S. Securities and Exchange Commission on May 15, 2017. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.7 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' equity section of the consolidated balance sheet at August 31, 2017. The aggregate foreign currency transaction exchange rate gains included in determining loss before income taxes and equity in net loss of affiliate were $0.4 million in both the six months ended August 31, 2017 and 2016.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term and long-term investments in a variety of available-for-sale fixed debt securities, including both government and corporate obligations and money market funds. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates. Due in part to these factors, we may suffer losses in principal if we need the funds prior to maturity and we choose to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers.

As majority of our investment portfolio has a short-term nature, we do not believe an immediate increase or decrease would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents and short-term marketable securities have significant risk of default or illiquidity. However, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amount of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2017, as filed with the U.S. Securities and Exchange Commission on May 15, 2017, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

ITEM 6. EXHIBITS

Exhibit 10.1	Separation Agreement and General Release between the Company and Richard Vitelle dated July 12, 2017

Exhibit 10.2	Employment Agreement between the Company and Kurtis Binder dated July 17, 2017

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

September 28, 2017	/s/ Kurtis J. Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)