Form 10-Q
period 2017-11-30
CalAmp Corp.
filed 2017-12-21
CIK 730255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of December 18, 2017 was 35,624,615.

CALAMP CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	November 30,	February 28,
Assets	2017	2017
Current assets:
Cash and cash equivalents	$138,095	$93,706
Short-term marketable securities	13,144	6,722
Accounts receivable, net	70,190	67,403
Inventories	39,115	29,279
Prepaid expenses and other current assets	11,433	9,595
Total current assets	271,977	206,705

Property, equipment and improvements, net	21,217	21,162
Deferred income tax assets	35,923	27,504
Goodwill	72,980	72,980
Other intangible assets, net	56,098	67,223
Other assets	17,203	12,565
	$475,398	$408,139
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,399	$30,266
Accrued payroll and employee benefits	8,831	7,955
Deferred revenue	15,843	14,662
Other current liabilities	31,398	24,958
Total current liabilities	98,471	77,841

1.625% convertible senior unsecured notes	152,378	146,827
Other non-current liabilities	23,471	20,229
Total liabilities	274,320	244,897

Commitments and contingencies (see Note 15)

Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 35,619 and 35,330 shares issued and outstanding at November 30, 2017 and February 28, 2017, respectively	356	353
Additional paid-in capital	215,541	211,187
Accumulated deficit	(14,692)	(47,757)
Accumulated other comprehensive loss	(127)	(541)
Total stockholders' equity	201,078	163,242
	$475,398	$408,139

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Revenues:
Products	$77,528	$67,580	$223,165	$219,985
Application subscriptions and other services	16,141	15,770	48,352	44,991
Total revenues	93,669	83,350	271,517	264,976

Cost of revenues:
Products	47,075	40,764	134,141	135,139
Application subscriptions and other services	8,407	7,469	24,908	22,272
Total cost of revenues	55,482	48,233	159,049	157,411
Gross profit	38,187	35,117	112,468	107,565

Operating expenses:
Research and development	6,296	5,297	18,853	17,273
Selling and marketing	12,981	12,818	38,167	36,809
General and administrative	10,993	11,352	38,159	38,619
Intangible asset amortization	3,710	3,857	11,278	11,203
Total operating expenses	33,980	33,324	106,457	103,904
Operating income	4,207	1,793	6,011	3,661

Non-operating income (expense):
Investment income	619	201	1,348	1,109
Interest expense	(2,573)	(2,479)	(7,658)	(7,377)
Gain on legal settlement (see Note 15)	13,301	-	28,333	-
Other income (expense)	12	(587)	442	(174)
	11,359	(2,865)	22,465	(6,442)

Income (loss) before income taxes and equity in net loss of affiliate	15,566	(1,072)	28,476	(2,781)
Income tax benefit (provision)	(3,351)	(135)	(5,970)	120
Income (loss) before equity in net loss of affiliate	12,215	(1,207)	22,506	(2,661)
Equity in net loss of affiliate	(409)	(320)	(1,122)	(1,004)
Net income (loss)	$11,806	$(1,527)	$21,384	$(3,665)

Earnings (loss) per share:
Basic	$0.33	$(0.04)	$0.61	$(0.10)
Diluted	$0.33	$(0.04)	$0.59	$(0.10)
Shares used in computing earnings (loss) per share:
Basic	35,347	35,731	35,206	36,196
Diluted	36,247	35,731	36,064	36,196

Comprehensive income (loss):
Net income (loss)	$11,806	$(1,527)	$21,384	$(3,665)
Other comprehensive loss:
Foreign currency translation adjustments	123	444	(56)	(180)
Unrealized gain (loss) on available-for-sale securities, net of tax	419	(70)	470	(78)
Total comprehensive income (loss)	$12,348	$(1,153)	$21,798	$(3,923)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
 (Unaudited)

	Nine Months Ended
	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,384	$(3,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	5,953	6,034
Intangible assets amortization expense	11,278	11,203
Stock-based compensation expense	6,664	5,669
Tax benefits on vested and exercised equity awards	328	-
Amortization of convertible debt issue costs and discount	5,551	5,221
Unrealized foreign currency transaction gains	(404)	-
Deferred tax assets, net	2,873	(511)
Equity in net loss of affiliate	1,122	1,004
Impairment of internal use software	-	1,364
Other	59	(12)
Changes in operating assets and liabilities:
Accounts receivable	(5,120)	3,496
Inventories	(9,449)	(1,785)
Prepaid expenses and other assets	(3,977)	1,904
Accounts payable	12,035	(1,245)
Accrued liabilities	8,783	(9,742)
Deferred revenue	1,651	860
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,731	19,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	11,273	88,742
Purchases of marketable securities	(17,209)	(25,699)
Capital expenditures	(5,970)	(5,818)
Acquisition of LoJack, net of cash acquired	-	(116,982)
Advances to affiliate	(1,312)	(1,401)
Other	(152)	(51)
NET CASH USED IN INVESTING ACTIVITIES	(13,370)	(61,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	-	(21,923)
Taxes paid related to net share settlement of vested equity awards	(2,452)	(1,614)
Proceeds from exercise of stock options	145	834
NET CASH USED IN FINANCING ACTIVITIES	(2,307)	(22,703)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,335	(124)

Net change in cash and cash equivalents	44,389	(64,241)
Cash and cash equivalents at beginning of period	93,706	139,388
Cash and cash equivalents at end of period	$138,095	$75,147

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments and bring intelligence to the edge. Our software applications, scalable cloud services, and intelligent devices collect and assess critical data from mobile and fixed assets for enterprises and consumers. CalAmp is a global organization that is headquartered in Irvine, California. In March 2016, we acquired LoJack Corporation (“LoJack”), which provides us with a vast U.S. auto dealer channel as well as an established international licensee network.

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Effective August 31, 2016, we ceased operations of the Satellite business and through the first quarter of fiscal 2018 operated under one reportable segment: Wireless DataCom. In the quarter ended August 31, 2017, in order to streamline our operations and product line development resources, we realigned our operations and we now operate under two reportable segments: Telematics Systems and Software & Subscription Services.

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2017 and our results of operations for the three and nine months ended November 30, 2017 and 2016. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

In addition to product sales, we provide Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”) subscriptions for our fleet management, vehicle finance and certain other verticals through which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by us. We also enter into arrangements which combine various hardware devices as well as installation and notification services that are provided over a stipulated service period. These arrangements represent multiple element arrangements under ASC 605 Subtopic 25 entitled Revenue Recognition: Multiple-Element Arrangements (“ASC 605”). Generally, we defer the recognition of revenue for the products that are sold with application subscriptions and other services because the products are not functional without the application services, and they do not represent a separate basis of accounting under the applicable accounting guidance. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over minimum contractual subscription or service periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue over the period the services are provided. When customers prepay application subscription renewals, such amounts are recorded as deferred revenues and are recognized ratably over the renewal term.

Revenue from the sales of products to international licensees is recognized when shipment of the products to the licensee has occurred and collection is reasonably assured.

We offer extended warranty contracts in the United States related to certain products for which an independent third-party insurer is the primary obligor. Although we are not the primary obligor, we have reviewed the criteria in ASC 605, and have determined that gross revenue recognition is appropriate in these transactions. Accordingly, we recognize gross revenue at the time of the sale of the extended warranty with related costs being included in cost of goods sold.

Cash and Cash Equivalents

We consider all highly liquid investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consists of trade receivables and other receivables offset by an allowance for doubtful accounts. We reserve for the estimated accounts receivable that will not be collected based on an analysis of historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment terms and their economic condition. Collection of accounts receivable can be affected by changes in economic or other industry conditions and may impact our overall credit risk. The allowance for doubtful accounts totaled $1.2 million and $1.0 million as of November 30, 2017 and February 28, 2017, respectively.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly manner in an arm’s-length transaction between market participants at the measurement date. Fair value is estimated by using the following hierarchy:

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update was intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective March 1, 2017 and recorded a cumulative adjustment of $11.7 million for the excess tax benefit from the exercise of stock options and vesting of restricted stock awards and restricted stock units that occurred in prior fiscal years as an increase in deferred income tax assets and a reduction of the accumulated deficit. For the nine months ended November 30, 2017, we recorded $0.3 million of excess tax benefits on vested and exercised equity awards. The excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows. Upon adoption of ASU 2016-09, we also elected to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements at the time of adoption, with certain practical expedients available. Early adoption is permitted. We have not completed the assessment of the impact on our consolidated financial statements, but we do expect to record an ROU asset and lease liability upon adoption.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard (“ASC 606”) provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017; therefore, we are required to adopt this standard effective March 1, 2018. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We are still in the process of evaluating which transition method to adopt. We have developed our plan for the implementation of ASC 606 and have reviewed it with, and will periodically report the status against that plan to our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues, service revenues, installation and training, that could be impacted by ASC 606, and are in the process of reviewing individual customer contracts related to these revenue streams to determine if any material differences exist between the current revenue standard, ASC 605, and the new revenue standard ASC 606. We are accumulating information for the additional disclosure requirements of the new standard and are evaluating changes to our internal control structure and revenue recognition policy. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact of adoption on our consolidated financial statements. We expect to complete our assessment of the new standard and our potential financial impact by the end of fiscal year 2018.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2017
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$46,528	$-	$46,528	$46,528	$-	$-

Level 1:
Money market funds	1,985	-	1,985	1,985	-	-
Mutual funds (1)	5,709	121	5,830	-	-	5,830
International equities	2,982	509	3,491		3,171	320

Level 2:
Repurchase agreements	62,100	-	62,100	62,100	-	-
Corporate bonds	37,465	(10)	37,455	27,482	9,973	-
Total	$156,769	$620	$157,389	$138,095	$13,144	$6,150

	As of February 28, 2017
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$39,322	$-	$39,322	$39,322	$-	$-

Level 1:
Money market funds	3,406	-	3,406	3,406	-	-
Mutual funds (1)	5,429	372	5,801	-	-	5,801
International equities	296	(54)	242	-	-	242

Level 2:
Repurchase agreements	24,000	-	24,000	24,000	-	-
Corporate bonds	33,708	(8)	33,700	26,978	6,722	-
Total	$106,161	$310	$106,471	$93,706	$6,722	$6,043

(1)	Amounts represent various equity, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2017	2017
Raw materials	$20,087	$15,822
Work in process	536	294
Finished goods	18,492	13,163
	$39,115	$29,279

NOTE 4 – OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross			Accumulated Amortization			Net
	Useful	Feb. 28,		Nov. 30	Feb. 28,		Nov. 30	Nov. 30	Feb. 28,
	Life	2017	Additions	2017	2017	Expense	2017	2017	2017
Supply contract	5 years	$2,220	$-	$2,220	$2,112	$108	$2,220	$-	$108
Developed technology	2-7 years	22,280	-	22,280	10,323	2,972	13,295	8,985	11,957
Tradenames	7-10 years	37,643	84	37,727	5,226	2,889	8,115	29,612	32,417
Customer lists	4-7 years	22,950	-	22,950	15,018	3,462	18,480	4,470	7,932
Dealer relationships	7 years	16,850	-	16,850	2,308	1,809	4,117	12,733	14,542
Covenants not to compete	5 years	170	-	170	162	8	170	-	8
Patents	5 years	347	69	416	88	30	118	298	259
		$102,460	$153	$102,613	$35,237	$11,278	$46,515	$56,098	$67,223

Estimated future amortization expense as of November 30, 2017 is as follows (in thousands):

2018 (remainder)	$3,721
2019	11,690
2020	9,683
2021	7,860
2022	6,222
Thereafter	16,922
$56,098

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2017	2017
Deferred compensation plan assets	$5,830	$5,801
Investment in international licensees	2,360	2,282
Equity investment in and loan to ThinxNet GmbH	2,674	-
Loans to UK affiliate	2,982	2,402
Other	3,357	2,080
	$17,203	$12,565

Our investment in international licensees at November 30, 2017 consists principally of a 12.5% equity interest in a Mexican licensee of $1.7 million as well as other smaller interests in Benelux and French licensees. The investment in these licensees are accounted for using the cost method of accounting and carried at cost as we do not exercise significant influence over these investees. The dividend income from our equity investment in our Mexican licensee amounted $0.2 million for both the three and nine months ended November 2017. No dividend was declared in prior fiscal year.

In September 2015, we invested £1,400,000 for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since we have significant influence over the investee. To date we have made loans aggregating £3,000,000, of which £1,000,000 was made in the current fiscal year, to Smart Driver Club bearing interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2021. The foreign currency translation adjustment for this equity investment and loans amounted to $0.3 million as of November 30, 2017 and is included as a component of Accumulated Other Comprehensive Loss in the consolidated balance sheet as of that date. Our equity in the net loss of Smart Driver Club amounted to $1.1 million and $1.0 million in the nine months ended November 30, 2017 and 2016, respectively. To date, our equity in the net loss of Smart Driver Club amounted $3.2 million.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6% which has a fixed term of 12 months, after which the loan can be converted to equity in ThinxNet or a loan payable on demand at our option. The equity investment and note receivable were consideration we received in exchange for our outstanding accounts receivable from ThinxNet. No gain or loss was recorded on this exchange. The assets received in this exchange are included in Other Assets in the consolidated balance sheet as of November 30, 2017.

Our cost method and equity method investments are included in other assets on our condensed consolidated balance sheet and adjusted only for other-than-temporary declines in fair value. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.

NOTE 6 – CONVERTIBLE SENIOR UNSECURED NOTES

As of November 30, 2017, we had outstanding $172.5 million aggregate principal amount of convertible senior unsecured notes (“Notes”). The Notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The Notes mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. We may not redeem the Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount. This ratio is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of November 30, 2017, the conditions allowing holders of the Notes to convert have not been met.

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

Balances attributable to the Notes consist of the following (in thousands):

	November 30,	February 28,
	2017	2017
Principal	$172,500	$172,500
Less: Unamortized debt discount	(17,846)	(22,770)
Unamortized debt issuance costs	(2,276)	(2,903)
Net carrying amount of the Notes	$152,378	$146,827

The Notes are carried at their principal amount, net of unamortized debt discount and issuance costs, and are not adjusted to fair value each period. The issuance date fair value of the liability component of the Notes in the amount of $138.9 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date at a market interest rate for nonconvertible debt of 6.2%, which represents a Level 3 fair value measurement. The debt discount of $33.6 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.2% over the period from the issuance date through the contractual maturity date of May 15, 2020. The approximate fair value of the Notes as of November 30, 2017 was $185.4 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. We evaluate the realizable nature of our deferred income tax assets and the need for a valuation allowance, as we deem necessary. In assessing the need for a valuation allowance, we review historical and future expected operating results and other factors, including recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

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

The effective income tax rate was 21.0% in the nine months ended November 30, 2017 compared to 4.3% in the same period of the prior year. This increase in the effective tax rate is primarily attributable to the former LoJack battery supplier settlement described in Note 15 for which over half was apportioned to the U.S. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which were generated by our Ireland subsidiary, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

We are evaluating the impact of the current corporate tax reform recently passed by the U.S. Congress. Based on the current legislation, we believe that there will be changes in the accounting for our deferred tax assets and other one-time transition matters. We expect all of these changes will be accounted for in our consolidated financial statements in the quarter in which the tax reform is enacted.

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$11,806	$(1,527)	$21,384	$(3,665)

Denominator:
Basic weighted average number of common shares outstanding	35,347	35,731	35,206	36,196
Effect of stock options and restricted stock units computed on treasury stock method	900	-	858	-
Diluted weighted average number of common shares outstanding	36,247	35,731	36,064	36,196

Income (loss) per common share:
Basic	$0.33	$(0.04)	$0.61	$(0.10)
Diluted	$0.33	$(0.04)	$0.59	$(0.10)

All outstanding options and restricted stock units for the three and nine months ended November 30, 2016 were excluded from the computation of diluted earnings per share because we reported net losses for these periods presented and the effect of inclusion would be antidilutive.

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Cost of revenues	$198	$118	$477	$250
Research and development	427	274	1,045	811
Selling and marketing	677	536	1,610	1,234
General and administrative	1,318	1,136	3,532	3,374
	$2,620	$2,064	$6,664	$5,669

Changes in our outstanding stock options during the nine months ended November 30, 2017 were as follows (options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at February 28, 2017	955	$8.60
Granted	165	19.31
Exercised	(53)	2.74
Forfeited or expired	-	-
Outstanding at November 30, 2017	1,067	$10.54
Exercisable at November 30, 2017	677	$6.85

The weighted average remaining contractual term and the aggregate intrinsic value of outstanding options as of November 30, 2017 was 3.9 years and $13.1 million, respectively.

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2017 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of
	Restricted	Weighted
	Shares, PSUs	Average Grant
	and RSUs	Date Fair Value
Outstanding at February 28, 2017	1,239	$15.94
Granted	731	19.35
Vested	(375)	15.80
Forfeited	(134)	17.37
Outstanding at November 30, 2017	1,461	$17.55

During the nine months ended November 30, 2017 and 2016, we retained 127,151 and 110,815 shares of the vested restricted shares, RSUs and PSUs, respectively, to satisfy the minimum required statutory amount of employee withholding taxes.

As of November 30, 2017, there was $24.3 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 2.9 years.

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Our OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on equity investments and marketable securities classified as available-for-sale.

The following table shows the changes in Accumulated Other Comprehensive Income (“AOCI”) by component for the nine months ended November 30, 2017 (in thousands):

	Cumulative
	Foreign
	Currency	Unrealized
	Translation	Gains/(Losses)	Total
Balance at February 28, 2017	$(506)	$(35)	$(541)
Other comprehensive income (loss)	(56)	563	507
Tax effect		(93)	(93)
Balance at November 30, 2017	$(562)	$435	$(127)

NOTE 11 - CONCENTRATION OF RISK

One customer in the heavy equipment industry accounted for 14% and 12% of our consolidated revenue for the three and nine months ended November 30, 2017, and 17% and 12% of our consolidated accounts receivable at November 30, 2017 and February 28, 2017, respectively.

We have contract manufacturing arrangements with electronic manufacturing service providers for Mobile Resource Management (“MRM”) devices, LoJack Stolen Vehicle Recovery (“SVR”) products, certain other products, transmission towers and certain components and subassemblies. One supplier accounted for 33% and 31% of our total inventory purchases in the three and nine months ended November 30, 2017 and 27% and 37% in the three and nine months ended November 30, 2016, respectively. As of November 30, 2017, this supplier accounted for 38% of our total accounts payable. Another supplier accounted for 15% of our total inventory purchases in both the three and nine months ended November 30, 2017 and 17% and 13% in the three and nine months ended November 30, 2016, respectively, and 19% of our total accounts payable as of November 30, 2017. Some of our products and subassemblies are purchased from sole source suppliers.

NOTE 12 - PRODUCT WARRANTIES

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

	Nine Months Ended
	November 30,
	2017	2016
Balance at beginning of period	$6,518	$1,892
Assumed from acquisition of LoJack	-	1,883
Charged to costs and expenses	1,245	916
Deductions	(1,618)	(2,127)
Balance at end of period	$6,145	$2,564

NOTE 13 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2017	2017
Warranty reserves	$6,145	$6,518
Litigation reserve	17,241	10,144
Other	8,012	8,296
	$31,398	$24,958

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2017	2017
Deferred revenue	$15,317	$12,257
Deferred compensation plan liability	5,849	5,825
Acquisition-related contingent consideration	722	636
Deferred rent	207	378
Other	1,376	1,133
	$23,471	$20,229

Supplemental Statement of Operations Information

Interest expense consists of the following (in thousands):

	November 30		November 30
	2017	2016	2017	2016
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$701	$701	$2,106	$2,103
Amortization of note discount	1,661	1,562	4,924	4,631
Amortization of debt issue costs	211	199	627	590
	2,573	2,462	7,657	7,324
Other interest expense	-	17	1	53
Total interest expense	$2,573	$2,479	$7,658	$7,377

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2017	2016
Interest expense paid	$2,847	$2,851
Income tax paid	$1,113	$1,202

The following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	November 30,
	2017	2016
Equity investment in and loan to ThinxNet (see Note 5)	$2,674	$-

NOTE 14 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Segment information for the three and nine months ended November 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended November 30, 2017				Three Months Ended November 30, 2016
	Operating Segments				Operating Segments
		Software &				Software &
	Telematics	Subscription	Corporate		Telematics	Subscription		Corporate
	Systems	Services	Expenses	Total	Systems	Services	Satellite	Expenses	Total
Revenues	$77,775	$15,894	$-	$93,669	$67,463	$15,887	$-	$-	$83,350
Adjusted EBITDA	$12,668	$2,028	$(858)	$13,838	$10,080	$1,288	$55	$(1,468)	$9,955

	Nine Months Ended November 30, 2017				Nine Months Ended November 30, 2016
	Operating Segments				Operating Segments
		Software &				Software &
	Telematics	Subscription	Corporate		Telematics	Subscription		Corporate
	Systems	Services	Expenses	Total	Systems	Services	Satellite	Expenses	Total
Revenues	$223,841	$47,676	$-	$271,517	$203,402	$46,505	$15,069	$-	$264,976
Adjusted EBITDA	$36,993	$5,301	$(2,974)	$39,320	$35,018	$1,968	$2,464	$(2,913)	$36,537

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based on Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA), and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our operating segments. We define Adjusted EBITDA as earnings before investment income, interest expense, taxes, depreciation, amortization and stock-based compensation and other adjustments as identified below. The adjustments to our results prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Net income (loss)	$11,806	$(1,527)	$21,384	$(3,665)
Investment income	(619)	(201)	(1,348)	(1,109)
Interest expense	2,573	2,479	7,658	7,377
Income tax provision (benefits)	3,351	135	5,970	(120)
Depreciation	1,970	2,002	5,953	6,034
Amortization of intangible assets	3,710	3,857	11,278	11,203
Stock-based compensation	2,620	2,064	6,664	5,669
Equity in net loss of affiliate	409	320	1,122	1,004
Acquisition and integration expenses	-	630	-	4,169
Non-cash COGS from inventory fair value write-up	-	-	-	4,319
Legal expenses for LoJack battery performance issue	652	196	1,579	1,656
Litigation provision	324	-	6,810	-
Gain on LoJack battery performance legal Settlement	(13,301)	-	(28,333)	-
Other	343	-	583	-
Adjusted EBITDA	$13,838	$9,955	$39,320	$36,537

It is not practicable for us to report identifiable assets by segment because these businesses share resources, functions and facilities.

Revenues by geographic area are as follows (in thousands):

	Nine Months Ended
	November 30,
	2017	2016
United States	$197,185	$196,322
Europe, Middle East and Africa	33,805	40,352
South America	9,018	7,815
Canada	11,833	6,446
Asia and Pacific Rim	9,593	5,819
All other	10,083	8,222
	$271,517	$264,976

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and nine months ended November 30, 2017 and 2016.

NOTE 15 – LEGAL PROCEEDINGS

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

On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited, the parent company of EVE, make payments to us in the aggregate amount of approximately $46 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). These amounts are reported as other non-operating income in our consolidated statement of income upon receipt. To date, we have received approximately $28 million of the expected $46 million net amount, of which approximately $15 million was received in June 2017 and $13 million was received in November 2017. The Settlement amounts are reported as other non-operating income in our consolidated statement of comprehensive income for the three- and nine-month periods ended November 30, 2017, respectively. Pursuant to the Settlement, there are two remaining installments due to be received by us on February 28, 2018 and June 7, 2018 of approximately $13 million and $5 million, respectively.

Other matters

As previously disclosed on Form 10-Q for the quarter ended May 31, 2017 that was filed with the U.S. Securities and Exchange Commission on June 27, 2017, we are providing an update to the following other matters:

●

We filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit that Omega Patents, LLC, (“Omega”) filed against us. The court denied these motions; and we then filed an appeal at the Court of Appeals for the Federal Circuit. We continue to believe that our products do not infringe any claims of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows or results of operations;

●	Tracker Connect (Pty) LTD ("Tracker"), LoJack's international licensee in South Africa, commenced arbitration proceedings against LoJack's Irish subsidiary by filing a notice of arbitration. The filing alleges breaches of the parties' license agreement, misrepresentations, and other violation. Tracker seeks monetary damages and recovery of attorneys' fees. On March 3, 2017, LoJack's Irish subsidiary filed its response to the notice, and counterclaims against Tracker for material breaches of the parties' license agreement and bad faith conduct. The arbitral tribunal has been selected and a three-week hearing is scheduled for March 2018.

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

There have been no significant changes to these accounting policies as of November 30, 2017.

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments and bring intelligence to the edge. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile and fixed assets for enterprises and consumers. Prior to fiscal 2018, our business was organized into two reportable segments – Wireless Datacom and Satellite. The Satellite business ceased operations in August 2016 at which time we began reporting under one reportable segment: Wireless DataCom.

In the quarter ended August 31, 2017, we realigned our operations and now we operate under two reportable segments for financial reporting purposes – Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker, uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these two segments. A description of the reportable business segments follows.

TELEMATICS SYSTEMS

Our Telematics Systems reportable segment offers a series of Mobile Resource Management (“MRM”) telematics products and applications for the broader IoT market, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party solutions worldwide, and are ideal for applications demanding secure, reliable and business-critical communications.

SOFTWARE & SUBSCRIPTION SERVICES

Our Software & Subscription Services reportable segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programming Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary Software as a Service (“SaaS”) offerings enable rapid and cost-effective development of high-value solutions for customers all around the globe.

OPERATING RESULTS

Three months ended November 30, 2017 compared to three months ended November 30, 2016:

Revenue by Segment

	Three Months Ended November 30,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Segment
Telematics Systems	$77,775	83.0%	$67,463	80.9%	$10,312	15.3%
Software & Subscription Services	15,894	17.0%	15,887	19.1%	7	-%
Total	$93,669	100.0%	$83,350	100.0%	$10,319	12.4%

Telematics Systems revenue increased by $10.3 million, or 15.3%, for the three months ended November 30, 2017 compared to the same period last year. The increase was due to an increase in sales volume for our MRM telematics products and OEM products as demand from our top customers increased due to more favorable conditions in the fleet management, asset tracking and heavy equipment markets.

Software & Subscription Services revenue remained consistent for the three months ended November 30, 2017 compared to the same period last year.

Cost of Revenues and Gross Profit

	Three Months Ended November 30,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Revenues	$93,669	100.0%	$83,350	100.0%	$10,319	12.4%
Cost of revenues	55,482	59.2%	48,233	57.9%	7,249	15.0%
Gross profit	$38,187	40.8%	$35,117	42.1%	$3,070	8.7%

Consolidated gross profit increased by $3.1 million or 8.7% for the three months ended November 30, 2017 compared to the same period last year. The increase was due to higher revenue in the Telematics Systems business. Consolidated gross margin declined to 40.8% for the three months ended November 30, 2017 from 42.1% for the same period last year. This decline was primarily due to lower gross margin in the Software and Subscription business as we migrate our SaaS applications from hosted data centers to public cloud service providers.

Operating Expenses

	Three Months Ended November 30,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Research and development	$6,296	6.7%	$5,297	6.4%	$999	18.9%
Selling and marketing	12,981	13.9%	12,818	15.4%	163	1.3%
General and administrative	10,993	11.7%	11,352	13.6%	(359)	(3.2%)
Intangible asset amortization	3,710	4.0%	3,857	4.6%	(147)	(3.8%)
Total	$33,980	36.3%	$33,324	40.0%	$656	2.0%

Consolidated research and development expense increased by $1.0 million or 18.9% for the three months ended November 30, 2017 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 6.7% for the three months ended November 30, 2017 compared to 6.4% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $0.2 million or 1.3% for the three months ended November 30, 2017 compared to the same period last year. The increase was primarily driven by an increase in employee benefits expenses and incentive compensation as well as an increase in professional services and web design costs as we continue our CalAmp and LoJack brand refresh initiatives through this fiscal year.

Consolidated general and administrative expenses decreased by $0.4 million or 3.2% for the three months ended November 30, 2017 compared to the same period last year. The decrease was primarily driven by decline in legal expenses.

Amortization of intangibles decreased by $0.1 million or 3.8% for the three months ended November 30, 2017 compared to the same period last year. The decrease was due to completion of amortization on various certain older intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $0.4 million to $0.6 million for the three months ended November 30, 2017 from $0.2 million for the three months ended November 30, 2016. The increase was due primarily to an increase in investment income on Rabbi Trust assets that serve to informally fund the non-qualified deferred compensation plan and an increase in dividend income.

Interest expense increased $0.1 million to $2.6 million for the three months ended November 30, 2017 from $2.5 million for the three months ended November 30, 2016 due to interest expense associated with the convertible Notes issued in May 2015 that is being recognized on the effective interest method.

See Note 15 to the accompanying unaudited condensed consolidated financial statements for information concerning the $13.3 million gain on the legal Settlement with a supplier.

Other non-operating income for the three months ended November 30, 2017 increased $0.6 million from an other non-operating expense for the three months ended November 30, 2016, due to a favorable fluctuation in foreign exchange rates, primarily Euros, to U.S. dollars.

Overall Profitability Measures

GAAP-basis net income in the three months ended November 30, 2017 was $11.8 million as compared to a net loss of $1.5 million in the three months ended November 30, 2016. The increase is primarily the result of the $13.3 million non-operating gain from the legal Settlement with a supplier recognized in the latest quarter. Partially offsetting the effects of this non-operating gain were higher GAAP-basis income tax expense of $3.4 million current year. The higher income tax expense is primarily due to U.S. and foreign taxes on the $13.3 million gain recognized on the legal Settlement.

Adjusted EBITDA for Telematics Systems in the three months ended November 30, 2017 increased $2.6 million compared to the same period last year due to higher MRM revenue. Adjusted EBITDA for Software and Subscription Services increased $0.7 million compared to the same period last year due primarily to lower selling and marketing expenses and lower general and administrative expenses.

See Note 14 for information related to Adjusted EBITDA by reportable segments and reconciliation to GAAP net income (loss).

Nine months ended November 30, 2017 compared to nine months ended November 30, 2016:

Revenue by Segment

	Nine Months Ended November 30,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Segment
Telematics Systems	$223,841	82.4%	$203,402	76.8%	$20,439	10.0%
Software & Subscription Services	47,676	17.6%	46,505	17.6%	1,171	2.5%
Satellite	-	0.0%	15,069	5.7%	(15,069)	(100.0%)
Total	$271,517	100.0%	$264,976	100.0%	$6,541	2.5%

Telematics Systems revenue increased by $20.4 million or 10.0%, and Software & Subscription Services revenue increased by $1.2 million or 2.5%, for the nine months ended November 30, 2017 compared to the same period last year. The increase in Telematics Systems revenue is due to the same reasons cited above for such segment for the three months ended November 30, 2017. The increase in Software & Subscription Services revenue is due to growth in Italy along with favorable Euro to U.S. dollar exchange rate compared to the same period last year.

The Satellite business, which generated $15.1 million in fiscal 2017, ceased operations effective August 31, 2016.

Cost of Revenues and Gross Profit

	Nine Months Ended November 30,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Revenues	$271,517	100.0%	$264,976	100.0%	$6,541	2.5%
Cost of revenues	159,049	58.6%	157,411	59.4%	1,638	1.0%
Gross profit	$112,468	41.4%	$107,565	40.6%	$4,903	4.6%

Consolidated gross profit increased by $4.9 million or 4.6% for the nine months ended November 30, 2017 compared to the same period last year. The increase was due to a $6.5 million increase in gross profit on MRM telematics products on higher revenue, partially offset by the Satellite gross profit in the prior year, which did not recur in the current year due to the shutdown of that business. Gross margin increased to 41.4% for the nine months ended November 30, 2017 from 40.6% for the same period last year primarily due to the presence of the lower margin Satellite business in the prior year.

Operating Expenses

	Nine Months Ended November 30,
	2017		2016
		% of		% of
(In thousands)	$	Revenue	$	Revenue	$ Change	% Change
Research and development	$18,853	6.9%	$17,273	6.5%	$1,580	9.1%
Selling and marketing	38,167	14.1%	36,809	13.9%	1,358	3.7%
General and administrative	38,159	14.1%	38,619	14.6%	(460)	(1.2%)
Intangible asset amortization	11,278	4.2%	11,203	4.2%	75	0.7%
Total	$106,457	39.3%	$103,904	39.2%	$2,553	2.5%

Consolidated research and development expense increased by $1.6 million or 9.1% for the nine months ended November 30, 2017 compared to the same period last year. The increase was attributable to an increase in employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenue increased to 6.9% for the nine months ended November 30, 2017 compared to 6.5% in the same period last year for the same reason cited above for the three months ended November 30, 2017.

Consolidated selling and marketing expense increased by $1.4 million or 3.7% for the nine months ended November 30, 2017 compared to the same period last year. The increase was due to an increase in professional services and web design costs as we continue our CalAmp and LoJack brand refresh initiatives through this fiscal year and an increase in employee benefits and incentive compensation. These initiatives also account for the increase in consolidated selling and marketing expense as a percentage of revenues to 14.1% for the nine months ended November 30, 2017 compared to 13.9% in the same period last year.

Consolidated general and administrative expenses decreased by $0.5 million or 1.2% for the nine months ended November 30, 2017 compared to the same period last year. The decrease was due to a reduction in professional service fees and employee compensation and benefits expense due to a reduced headcount in this area. Additionally, there was an impairment of internal use software recorded in prior year. The decline in these expenses was partially offset by higher legal expenses on pending legal matters.

Amortization of intangibles increased $0.1 million or 0.7% for the nine months ended November 30, 2017 compared to the same period last year. These increases were due to the amortization of new intangibles associated with the acquisition of LoJack in March 2016.

Non-operating Income (Expense), Net

Investment income was $1.3 million for the nine months ended November 30, 2017 as compared to $1.1 million for the nine months ended November 30, 2016. The increase was due primarily to an increase in investment income on Rabbi Trust assets and dividend income.

Interest expense increased $0.3 million to $7.7 million for the nine months ended November 30, 2017 compared to $7.4 million for the nine months ended November 30, 2016 due to interest expense associated with the convertible Notes issued in May 2015 that is being recognized on the effective interest method.

See Note 15 to the accompanying unaudited condensed consolidated financial statements for information concerning the $28.3 million gain on the legal Settlement with a supplier.

Other non-operating income was $0.4 million for the nine months ended November 30, 2017 compared to a loss of $0.2 million for the nine months ended November 30, 2016, due to a favorable fluctuation in exchange ranges, especially Euro to U.S. dollar.

Overall Profitability Measures

GAAP-basis net income in the nine months ended November 30, 2017 was $21.4 million, compared to a net loss of $3.7 million in the same period of the prior year. The $25.1 million higher net income in the latest nine-month period is primarily attributable to the $28.3 million non-operating gain from the legal Settlement with a supplier, partially offset by higher GAAP-basis income tax expense of $6.1 million.

Adjusted EBITDA for Telematics Systems in the nine months ended November 30, 2017 was $37.0 million, an increase of $2.0 million from the same period last year, due to higher gross profit partially offset by higher operating expenses. Adjusted EBITDA for Software and Subscription Services was $5.3 million, an increase of $3.3 million from the same period last year, due primarily to lower selling and marketing expenses and lower general and administrative expenses.

See Note 14 for information related to Adjusted EBITDA by reportable segments and reconciliation to GAAP net income (loss).

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

The effective income tax rate was 21.0% in the nine months ended November 30, 2017 compared to 4.3% in the same period prior year. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35% due primarily to certain undistributed foreign earnings, a substantial portion of which was generated by the Company’s Ireland subsidiary, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The higher effective tax rate during the first nine months of fiscal 2018 as compared to the same periods in fiscal 2017 is due primarily to the former LoJack battery supplier legal Settlement, of which over half was apportioned to the U.S.

We are evaluating the impact of the current corporate tax reform recently passed by the U.S. Congress. Based on the current legislation, we believe that there will be changes in the accounting for our deferred tax assets and other one-time transition matters. We expect all of these changes will be accounted for in our consolidated financial statements in the quarter in which the tax reform is enacted.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017, we have $151.2 million of cash, cash equivalents and marketable securities, of which $37.4 million is located outside of the U.S. Amounts outside the U.S. are used to support the operations of our international subsidiaries and to fund potential future investments.

The Company’s primary sources of liquidity are its cash, cash equivalents and marketable securities. During the nine months ended November 30, 2017, cash and cash equivalents increased by $44.4 million. The increase was driven primarily by the $58.7 million generated from operations, which included $28.3 million net cash received related to the legal Settlement with a LoJack’s former battery supplier. Our cash inflows were partially offset by $6.0 million used for capital expenditures, $5.9 million net purchases for marketable securities and $2.3 million for taxes paid related to net share settlement of vested equity awards.

The Company expects to receive two additional installments from the former LoJack battery supplier legal Settlement on February 28, 2018 and June 7, 2018 of which we will receive net amounts of approximately $13 million and $5 million, respectively.

In May 2015, the Company issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured Notes due May 15, 2020. The Company has used, and expects to continue to use, the remaining net proceeds from the offering of the convertible Notes for general corporate purposes including, but not limited to, acquisitions or other strategic transactions and working capital.

We believe that our cash, cash equivalents, cash flows from operations, and our marketable securities will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Contractual Cash Obligations

During the third quarter of fiscal 2018, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2017 as filed with the Securities and Exchange Commission on May 15, 2017.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to collect the two remaining installments under the Settlement with Eve Holdings Limited, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2017 as filed with the U.S. Securities and Exchange Commission on May 15, 2017. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.6 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' equity section of the consolidated balance sheet at November 30, 2017. The aggregate foreign currency transaction exchange rate gains included in determining loss before income taxes and equity in net loss of affiliate were $0.1 million and $0.2 million in the nine months ended November 30, 2017 and 2016, respectively.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio in a variety of available-for-sale fixed debt securities, including both government and corporate obligations and money market funds. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates. Due in part to these factors, we may suffer losses in principal if we need the funds prior to maturity and we choose to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers.

As majority of our investment portfolio has a short-term nature, we do not believe an immediate increase or decrease in interest rate would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents and short-term marketable securities have significant risk of default or illiquidity. However, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

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

CALAMP CORP.

December 21, 2017	/s/ Kurtis J. Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)