Form 10-K
period 2018-02-28
CalAmp Corp.
filed 2018-05-10
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2017 was approximately $641,269,400. As of April 30, 2018, there were 35,760,481 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

Company Overview

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their passengers and contents. We call this The New How, powering data analysis interaction, facilitating efficient decision making, optimizing resource utilization, and improving road safety.

Since our inception, we have sold over 20 million telematics devices and related connected products, and have built an industry-leading brand in the global telematics marketplace. Our products, software and application services are sold into a broad array of market verticals including transportation, government, construction, and automotive to customers in the United States, Latin America, Western Europe, Asia Pacific, Middle East and Africa. Our brand and technological leadership have driven the adoption of our connected devices with small to mid-size customers as well as large global enterprises such as Caterpillar, AT&T, Verizon, Trimble, Omnitracs and Penske Automotive Group. CalAmp is a global organization that is headquartered in Irvine, California.

Recent Acquisition and Reportable Segments

In March 2016, we acquired all of the outstanding common stock of LoJack Corporation (“LoJack”), a global leader in products and services for tracking and recovering cars, trucks and other valuable mobile assets. This transaction provides us with a (i) highly recognizable brand, (ii) a proprietary stolen vehicle recovery technology, and (iii) strong and unique relationships with U.S. law enforcement agencies as well as with auto dealers, heavy equipment providers and a global network of licensees. These core competencies align with our strategic focus to create a global telematics market leader that is well-positioned to drive the broad adoption of connected vehicle telematics technologies and applications to customers worldwide. Our enterprise now offers customers access to integrated, turnkey offerings that enable a multitude of high value applications encompassing vehicle security and enhanced driver safety. Furthermore, our combined technology offerings provide drivers with aftermarket connected vehicle applications to help ensure that retail auto dealers remain competitive and relevant in today’s rapidly evolving markets.

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Effective August 31, 2016, we ceased operations of the Satellite business and through the first quarter of fiscal 2018, we operated under one reportable segment: Wireless DataCom. In the quarter ended August 31, 2017, in order to streamline our operations, global sales organization, and product line development resources, we realigned our operations and we now operate under two reportable segments: Telematics Systems and Software & Subscription Services.

Our Platform

Our core technology platform combines our connected telematics intelligent edge products and highly scalable and secure CalAmp Telematics Cloud Platform (“CTC”) with our broad Software-as-a-Service (“SaaS”) applications, as well as micro services such as Crashboxx instant crash notification that can be delivered through our applications or as discrete over the top services:

Connected telematics products. Our connected telematics products combine innovative technology with adaptable and customizable functionality and industry-leading reliability. Our telematics product portfolio includes a series of Mobile Resource Management (“MRM”) telematics devices for the broader IoT market, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. These wireless networking devices include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers, which underpin a wide range of our own and third party software applications and solutions for business-critical applications demanding secure and reliable communications and controls anywhere in the world. Our customers select our products and solutions based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value. Our deep understanding of our customers’ dynamic needs and their respective vertical markets, applications and business requirements remain key differentiators for us. As a result, we have created an installed-base of over 20 million devices worldwide, establishing the CalAmp brand as a global telematics product leader.

CalAmp Telematics Cloud platform (“CTC”). Our CTC applications enablement platform connects customers to a wide range of applications and micro services, which enhances the value of our telematics products. Currently, we have installed over 7 million devices connected to our CTC, which are capturing and reporting business-critical data on a real time basis. Our cloud-based service enablement and telematics platform facilitates integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”), which our partners leverage to rapidly deliver full-featured IoT solutions to their customers and markets. Our proven CTC is architected to integrate with numerous global Mobile Network Operator (“MNO”) account management systems and to leverage the carrier backend systems to provide customers access to services that are essential for creating and managing flexible end-to-end solutions.

SaaS applications. Our scalable proprietary Software as a Service (“SaaS”) offerings are high-value solutions delivered to our global customers through a comprehensive telematics suite of apps targeting the connected fleet asset management, supply chain and automotive markets, as illustrated below.

Our highly customizable applications were developed to address industry-specific requirements including FleetOutlook, AssetOutlook, GovOutlook for the enterprise fleet, construction, and government fleet market verticals. Additionally, we have SC iOn for supply chain visibility and iOn Hours for the Electronic Logging Device (“ELD”) federal mandate for the long haul trucking markets. We have also developed telematics applications under the consumer facing LoJack brand with our recently introduced solutions of LoJack SureDrive targeting the consumer telematics segment and LoJack LotSmart for automotive dealer inventory management. This broad range of applications coupled with our CTC platform services have enabled us to steadily grow our base of recurring revenue subscribers to approximately 730,000 at fiscal year end.

Customer Engagement Model

Our connected telematics products streamline complex IoT deployments and empower our customers to optimize their operations by collecting, monitoring and reporting business-critical information from mobile and remote assets. The broad distribution of our connected devices enhances our brand and drives revenue growth through product sales while expanding our installed base of edge intelligent connected devices. We sell our connected devices to telematics service providers, original equipment manufacturers, systems integrators and, for certain applications, bundled with CalAmp’s SaaS offerings. Importantly, substantially all of our telematics devices deployed utilize CalAmp’s cloud-based device management platform, providing us the opportunity to drive enhanced over-the-top services and data monetization in collaboration with our customers and partners. We believe this self-reinforcing cycle will increase our brand awareness and enhance the demand for our telematics products, our scalable cloud services and differentiated micro services.

Our Solutions

Our connected telematics products and software solutions address a wide variety of applications across key vertical markets typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services that are otherwise difficult to manage in real time. In such situations, our solutions provide a clear and demonstrable return on investment. Our products and solutions benefit our customers in the following ways:

•

Increasing productivity, improving communications and optimizing performance of fleets and mobile workers. Applications include vehicle tracking, dispatch and route optimization, fleet diagnostics and maintenance, work flow improvement, driver behavior monitoring, as well as training and work-alone safety initiatives.

•

Improving the automobile dealer, vehicle owner and vehicle insurer experience. Applications include connected car and insurance telematics solutions that expedite the claims process for insurers, improve lot management for automobile dealers and provide early warning alerts and other connected car services for consumers.

•

Enabling comprehensive tracking and management services for cargo and containers. Applications include local and long haul trailer tracking, management and logistics, container tracking and status, refrigerated container monitoring and control, high-value asset as well as cargo monitoring and delivery assurance combined with local and intermodal pallet/cargo logistics and tracking.

•

Producing unparalleled stolen vehicle recovery for cars, trucks and SUVs, and new connected car services for businesses and consumers. Applications include stolen vehicle recovery, safety and security technologies, alerts to emergency personnel that are triggered by accidents, vehicle location and status monitoring, and enhancements to car dealership operations, customer peace of mind and incremental revenue opportunities.

•

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

•

Securing, tracking and managing financed vehicles and assets. Applications include asset tracking for sub-prime vehicle finance lenders and Buy Here Pay Here automobile dealers, rental equipment tracking and remote car start.

•

Facilitating comprehensive monitoring, tracking and telematics for heavy equipment and commercial trucking. Applications include heavy equipment maintenance, usage optimization and tracking, rental equipment tracking and usage, yellow iron and attachment management, indoor/outdoor forklift and loader location, impact detection and telematics, as well as transportation industry regulatory compliance, such as hours of service and onboard electronic logging requirements.

•

Enabling usage-based insurance, enhanced claims processing and delivery of comprehensive value-added services for the vehicle insurance industry. Applications include driver behavior, scoring and feedback, crash discrimination, automated first notice of loss, accident damage assessment and estimation, teen driver tracking and management, roadside assistance and predictive maintenance.

•

Delivering end-to-end visibility and regulatory compliance for cold chain management. Applications include visibility of product location, availability and condition for temperature-sensitive drugs, perishable food and high-value consumer goods.

•

Rapidly enabling the delivery of comprehensive managed services for machine and equipment OEMs. Applications include service, maintenance, tracking, monitoring and control for generators, turbines, compressors, small engines (e.g., outboard motors, ATVs and electric carts) and power tools.

•

Providing reliable, easy-to-use wireless communications solutions for fixed, mobile and portable enterprise data applications. Examples include digital signage, kiosk/high-value vending and video surveillance.

Our Growth Strategy

We intend to grow our core business and expand into new markets and geographic regions. Our business resides at the nexus of several large market opportunities including the connected vehicle ecosystem, enterprise asset tracking, and fleet management product and services markets. We believe these market opportunities constitute a total available market (“TAM”) of approximately $30 billion. In order to capitalize on this TAM, we have devised the following key elements to our growth strategy:

Drive SaaS Applications Across Market Verticals. We are relentlessly pursuing our goal to grow our software and subscription services business. To accomplish this goal, we are focused on continued product innovation coupled with providing value-added cloud-based, service enablement solutions. We believe that our existing brand presence and customer base in market verticals such as transportation, construction, government and automotive aftermarket presents a significant growth opportunity for us to drive growth in our SaaS applications.

Create Innovative Solutions in the Emerging Connected Vehicle Market. With the acquisition of LoJack, we now have a highly recognizable, consumer-facing brand as well as strong and unique relationships with U.S. law enforcement agencies, auto dealerships, heavy equipment providers and global licensees. We plan to develop telematics applications for the connected vehicle market similar to our recently introduced solutions of LoJack SureDrive targeting the consumer telematics segment and LoJack LotSmart for automotive dealer inventory management solution. We plan to increase our investment in research and development to expand and enhance the features and capabilities of our products in the connected vehicle market.

Expand Presence in Industrial IoT. We believe that our current distribution footprint covers a significant portion of the global industrial telematics market due to our strong relationships with large enterprises such as Caterpillar. We believe there is an opportunity for us to leverage our core competencies of working with these global enterprises and expand our presence with other industrial Original Equipment Manufacturers (“OEMs”).

Continue Expansion into International Markets. We believe that we can leverage our existing customer relationships and access to the network of LoJack international licensees to further expand into global markets including Latin America, Europe and Asia Pacific. Our global expansion strategy is focused on countries with anticipated demand for our core telematics products coupled with our software and other services.

Create Opportunities to Monetize our Installed Base. We believe that our strong and growing install-base of over 7 million telematics devices using our cloud-based device management platform provides us with an opportunity to create additional revenue streams by delivering high value data sources and micro services to enterprises in large market verticals such as the connected vehicle ecosystem and automotive insurance industry.

Manufacturing and Operations

While the vast majority of our products are designed in the United States, we currently outsource a substantial portion of our manufacturing to certain contract manufacturers, which are located primarily in Hong Kong, mainland China, Malaysia and other Pacific Rim countries. Our electronic devices, components and made-to-order assemblies used in our products can be obtained from these manufacturers, although certain components are obtained from sole source suppliers. Although we do not have any long-term purchase contracts, we have executed product supply agreements with these manufacturers which provide for certain product quality requirements. We are not vertically integrated, which provides us with flexibility and an ability to adapt to changes in the market, product supply and pricing while keeping our fixed costs low. Our relationships with our manufacturers are critical to new product introduction and the success of our business. We have strong relationships with our manufacturers, helping us meet our supply and support requirements.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations team based in the United States coordinates with our manufacturers’ engineers and quality control personnel to develop the requisite manufacturing processes, quality checks and testing as well as general oversight of the manufacturing activities. We believe this model has allowed us to effectively deliver high quality and innovative products while enabling us to minimize costs, manage inventory risk and maintain flexibility.

We are certified to the ISO (International Organization for Standardization) 9001: 2008 Quality management systems standard.

Research and Development

We compete in markets characterized by rapid technological change, evolving industry standards and new product features. We believe that our future success depends upon our ability to continue to develop innovative new products as well as enhancements to our existing products with advanced functionality and ease of use to drive customer demand and to further enhance our global brand. We will continue to focus our research and development resources primarily on developing telematics products and software solutions for fleet management, heavy equipment, stolen vehicle recovery, consumer aftermarket telematics, trailer & asset tracking, transportation & logistics, and industrial monitoring & controls applications. We have developed technology platforms that can be leveraged across many of our vertical markets, applications and geographic regions. These include cloud-based telematics application enablement platforms and end-user software applications, cellular and satellite communications network-based asset tracking units, as well as 3G and 4G LTE broadband router products for fixed and mobile applications. In addition, our development resources have been allocated to broadening existing product lines, reducing product costs, and improving performance through product redesign efforts.

Research and development expenses in fiscal years ended February 28, 2018, 2017 and 2016 were $25.8 million, $22.0 million and $19.8 million, respectively. During this three-year period, our research and development expenses have ranged between 6% and 7% of annual consolidated revenues.

Sales and Marketing

We market and sell our products and services through our global direct sales organization, an international network of licensees and sales representatives as well as our websites and digital presence.  Our global direct sales organization is comprised of teams of field sales people, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our U.S. locations.  We have organized our field sales personnel, together with internal sales support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product and service areas, geographies and customer groups.  These sales teams are closely aligned with their respective product management, engineering and operations organizations.

We sell our products and services to large global enterprises, small to mid-size companies, channel accounts and distributors as well as industrial OEM customers.  These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these different requirements.  Additionally, certain customers often have unique technical requirements and manufacturing processes, and may request specific product configurations, feature sets and designs.  Sales to large enterprise customers often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these customers.

We also actively sell our products in certain markets through our network of international licensees, independent sales representatives and distributors.  We have entered into agreements with substantially all of our licensees and distributors.  In some cases, we have granted representatives and distributors exclusive authorization to sell certain products in a specific geographic area.  These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.

We expect that our reputation for providing innovative and high-quality products will continue to play a significant role in our growth and success, and that the high customer satisfaction will continue to fuel referrals of our brand to new customers. Through our trademarked name – CalAmp – we have built a highly recognizable brand in the global enterprise asset tracking and fleet management market verticals. Also, in connection with the acquisition of LoJack, we acquired a highly recognizable consumer-facing brand in the global connected vehicle market.

In fiscal 2018, we embarked on an extensive brand refresh of the CalAmp and LoJack tradenames, which included a repositioning of both brands as well as a comprehensive communication and media outreach campaign. We expect this investment will enhance our brand awareness, continue to build brand equity and drive market demand for our products. We also redesigned our websites and digital presence by launching a new corporate and investor relations website for CalAmp and a consumer-facing website for LoJack in order to drive consumer traffic and engagement with our new products and services.

We will continue our investment in sales and marketing programs that further build brand awareness, drive deeper customer engagement and foster long-term relationships with our customers. Our marketing programs are now focused on supporting multi-channel product launches in new geographic markets including launching our LoJack Beyond campaign into the dealer channels nationwide. The LoJack Beyond campaign was launched in March 2018 in an effort to modernize the dealer-consumer engagement platform beyond legacy SVR-only products and to digitize the LoJack sales experience – both of which are expected to increase and track customer engagement and return on investment.

Additionally, we are focused on maximizing our efficiency and reach of our marketing spend by investing in social media and digital marketing programs. These programs are developed to educate our potential customers and fuel active engagement with our products and services. Our activities around social media and digital marketing will be aligned with our customary product launches, media campaigns and presence at tradeshows and high exposure venues such as Mobile World Congress in Barcelona, Spain and Mobile World Congress Americas in Los Angeles.

Our revenues derived from customers in the United States represented 72.6%, 74.0% and 83.0% of consolidated revenues in fiscal years ended February 28, 2018, 2017 and 2016, respectively.

Competition

Our markets are highly competitive. We face competition from small to large competitors some of which have greater financial, distribution, marketing and other resources as well as greater economies of scale than we do. We believe the principal competitive factors impacting the market for our products and services are global scale, innovation, reputation, customer service, product quality, functionality and reliability, time-to-market, responsiveness and price. We believe that we compete favorably in all of these areas. Our continued success in our vertical markets will depend in part upon our ability to continue to innovate, design quality products and deploy solutions at competitive prices and with superior support services to our customers.

Some of the more established competitors for telematics systems and related connected products include Danlaw, Guidepoint Systems, Mobile Devices, Orbcomm, Quake Global, Queclink, Sierra Wireless, Spireon, Teltonika, Xirgo. Additionally, the market for Software and Subscription Services is also highly competitive and include well-established companies such as Geotab, Octo Telematics, Omnitracs, OnStar, Trimble, Verizon Connect, Zonar Systems and ZTE as well as numerous small players.

BACKLOG

Total backlog for our hardware products as of February 28, 2018 and 2017 was $38.4 million and $48.7 million, respectively. Substantially all of the backlog at February 28, 2018 is expected to be shipped in fiscal 2019.

INTELLECTUAL PROPERTY

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, trade secret, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In addition, we often rely on inward licenses of intellectual property for use in our business. One approach to our risk management of patent infringement claims was to become a client of RPX Corporation (“RPX”). RPX helps companies reduce patent-related risks and expenses through its defensive patent aggregation, under which RPX acquires patents and licenses to patents that are being, or may be, asserted against its clients. The licenses for these patent assets are made available to RPX’s clients to protect them from potential patent infringement assertions.

We own and utilize the tradenames “CalAmp” and “LoJack” as well as the related logos and trademarks on all of our products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. We own 198 active trademark applications and registrations throughout the world, with 12 pending and registered trademarks in the United States.

In addition to the foregoing protections, we generally control access to and the use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, manufacturers, and others. We will continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies.

At February 28, 2018, we had 67 U.S. patents and 225 foreign patents. In addition to our awarded patents, we have 44 patent applications in process.

EMPLOYEES

At February 28, 2018, we had approximately 840 employees and approximately 60 contracted workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Michael Burdiek	58	President and Chief Executive Officer
Garo Sarkissian	50	Senior Vice President, Corporate Development
Kurtis Binder	47	Executive Vice President, Chief Financial Officer

MICHAEL BURDIEK joined us as Executive Vice President in 2006 and was appointed President of our Wireless DataCom segment in 2007. Mr. Burdiek was appointed Chief Operating Officer in 2008 and was promoted to President and COO in 2010. In 2011, he was promoted to CEO and was appointed to our Board of Directors. Prior to joining CalAmp, Mr. Burdiek was the President and CEO of Telenetics Corporation, a publicly held manufacturer of data communications products. Earlier in his career, Mr. Burdiek held a variety of executive management positions with Comarco, Inc., a publicly held company. Mr. Burdiek began his career as a design engineer with Hughes Aircraft Company.

GARO SARKISSIAN joined us in 2005 and serves as Senior Vice President, Corporate Development. Prior to joining CalAmp, from 2003 to 2005 he served as Principal and Vice President of Business Development for Global Technology Investments (GTI), a private equity firm. Prior to GTI, from 1999 to 2003, Mr. Sarkissian held senior management and business development roles at California Eastern Laboratories, a private company developing and marketing radio frequency (RF), microwave and optical components. Mr. Sarkissian began his career as an RF engineer over a span of 10 years for M/A Com and NEC.

KURTIS BINDER joined us in July 2017 and serves as our Executive Vice President and Chief Financial Officer. Prior to joining our company, he served as the Chief Financial Officer at VIZIO, Inc., a television and consumer electronics company headquartered in the United States since April 2010. Prior to joining VIZIO, Mr. Binder served as the Chief Accounting Officer for Applied Medical Resources, Inc. since December 2009. Mr. Binder was also employed in the assurance practice of Ernst & Young LLP from October 1997 to July 2009 and served as an Assurance and Advisory Business Services Partner.

Our executive officers are appointed by and serve at the discretion of the Board of Directors.

AVAILABLE INFORMATION

Our primary Internet address is www.calamp.com. We make our U.S. Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board committee charters and composition, Code of Business Conduct and Ethics, and other information. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Materials that we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following list describes several risk factors, which are applicable to our business and speaks as of the date of this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

We generally do not have long-term contracts with customers and our customers may cease purchasing our products and services at any time, which could significantly harm our revenues.

We generally do not have long-term contracts with our customers. As a result, our agreements with our customers generally do not provide us with any assurance of future sales. These customers can cease purchasing products and services from us at any time without penalty, are free to purchase products and services from our competitors, may expose us to competitive price pressure on each order and are not required to make minimum purchases. Any of these actions taken by our customers could have a material adverse effect on our business, financial condition or results of operations.

Because the markets in which we compete are highly competitive and some of our competitors have greater resources than us, we cannot be certain that our products and services will continue to be accepted in the marketplace or capture increased market share.

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

Information about our competitors is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “COMPETITION”.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of the factors that could affect our quarterly or annual operating results include:

•	the timing and amount, or cancellation or rescheduling, of orders for our products or services;
•	our ability to develop, introduce, ship and support new products, services and enhancements, and manage product and services transitions;
•	announcements of new product and service introductions and reductions in the price of products and services offered by our competitors;
•	our ability to achieve cost reductions;
•	our ability to obtain sufficient supplies of sole or limited source components for our products;
•	our ability to achieve and maintain production volumes and quality levels for our products;
•	our ability to maintain the volume of products and services sold and the mix of distribution channels through which they are sold;
•	the loss of any one of our major customers or a significant reduction in orders from those customers;
•	increased competition, particularly from larger, better capitalized competitors;
•	fluctuations in demand for our products and services; and
•	changes in telecommunications and wireless market conditions specifically and economic conditions generally.

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

Some of our key components are complex to manufacture and have long lead times. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and profitability could suffer. Furthermore, if we receive a smaller allocation of component parts than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products and we could lose market share. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

If we do not meet product and services introduction deadlines, our business could be adversely affected.

In the past, we have experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products, services and enhancements and which caused us to incur unexpected expenses. In addition, some of our existing customers have conditioned their future purchases of our products and services on the addition of new features. In the past, we have experienced delays in introducing some new product features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products and services that comply with diverse, new or varying governmental regulations in each market. Our inability to develop new products, services, product features on a timely basis, or the failure of new products, services or features to achieve market acceptance, could adversely affect our business.

Dependence on a limited number of contract manufacturers and suppliers of manufacturing services and critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.

We operate a primarily outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers and our net revenue could decline, which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.

If demand for our products and services fluctuates rapidly and unpredictably, it may be difficult to manage our business efficiently, which may result in reduced gross margins and profitability.

Our cost structure is based in part on our expectations for future demand. Many costs, particularly those relating to capital equipment and manufacturing overhead, are largely fixed. Rapid and unpredictable shifts in demand for our products and services may make it difficult to plan production capacity and business operations efficiently. If demand is significantly below expectations, we may be unable to rapidly reduce these fixed costs, which can diminish gross margins and cause losses. A sudden downturn may also leave us with excess inventory, which may be rendered obsolete if products and services evolve during the downturn and demand shifts to newer products and services. Our ability to reduce costs and expenses may be further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Conversely, in the event of a sudden upturn, we may incur significant costs to rapidly expedite delivery of components, procure scarce components and outsource additional manufacturing processes. These costs could reduce our gross margins and overall profitability. Any of these results could adversely affect our business, financial condition or results of operations.

Because we currently sell, and we intend to grow the sales of, certain of our products and services in countries other than the United States, we are subject to different regulatory policies. We may not be able to develop products and services that comply with the standards of different countries, which could result in our inability to sell our products and services and further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and services and which could adversely affect our business.

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

Sales to customers outside the U.S. accounted for 27.4%, 26.0% and 17.0% of our total sales for fiscal years ended February 28, 2018, 2017 and 2016, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products and services to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

Our global operations expose us to risks and challenges associated with conducting business internationally.

We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, or prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products or services in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, ability to attract and retain employees, business or operating results.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products and services if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 25% of our revenues outside the United States, fluctuations in foreign currencies can have an impact on demand for our products and services for which the sales are generally denominated in U.S. dollars.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 67 U.S. patents and 225 foreign patents. As part of our confidentiality procedures, we enter into non-disclosure agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on access to third-party patents and intellectual property, and our future results could be materially and adversely affected if we are unable to secure such access in the future.

Many of our products and services are designed to include third-party intellectual property, and in the future we may need to seek or renew licenses relating to such intellectual property. Although we believe that, based on past experience and industry practice, such licenses generally can be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent where we do not hold a license, we may be unable to sell some of our hardware solutions and services, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

Our competitors have or may obtain patents that could restrict our ability to offer our products, software and services, or subject us to additional costs, which could impede our ability to offer our products, software and services and otherwise adversely affect us. In addition, third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products and services and subject us to litigation over intellectual property rights or other commercial issues.

Several of our competitors have obtained and can be expected to obtain patents that cover products, software and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all existing patents held by our competitors or other third parties containing claims that may pose a risk of our infringement on such claims by our products, software and services. In addition, patent applications in the United States may be confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our hardware solutions, software and services may infringe on future patent rights held by others.

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may initiate litigation to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our products, software and services. Furthermore, because of rapid technological changes in the MRM and IoT marketplaces, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our products, software, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

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

Regardless of merit, responding to such litigation may be costly, unpredictable, time - consuming, and often involves complex legal, scientific, and factual questions, and could divert the attention of our management and technical personnel. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing any intellectual property rights, we could lose our right to develop, manufacture, or market products and services, product and services launches could be delayed, or we could be required to pay substantial monetary damages or royalties to license proprietary rights from third parties. If a temporary or permanent injunction is granted by a court prohibiting us from marketing or selling certain products, software and services, or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially and adversely affected, regardless of whether we can develop non-infringing technology.

We may be subject to legal proceedings that could adversely affect our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property infringement, product liability and other issues. Litigation is subject to inherent uncertainties, including increases in demands for attention on our management team, and unfavorable rulings could occur. An unfavorable ruling could include money damages. If an unfavorable ruling were to occur, it could have a material adverse effect on our business, financial condition and results of operations for the period in which the ruling occurred or future periods. See also “Item 3 – Legal Proceedings” in Part I of this Annual Report on Form 10-K.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Section 404 also requires the independent auditors of certain public companies to attest to, and report on, this management assessment. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2017 we acquired LoJack, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	use a substantial portion of our available cash;
•	require a significant devotion of management’s time and resources in the pursuit or consummation of any acquisition;
•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	issue equity or equity-based securities that would dilute existing stockholders’ ownership percentage;
•	assume contingent liabilities; and
•	take substantial charges in connection with acquired assets.

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

Our success depends on the attraction and retention of senior management and technical personnel with relevant expertise.

As a competitor in a highly technical market, we depend heavily upon the efforts of our existing senior management and technical teams. The loss of the services of one or more members of these teams could slow product and services development and commercialization objectives. Due to the specialized nature of our products and services, we also depend upon our ability to attract and retain qualified technical personnel with substantial industry knowledge and expertise. Competition for qualified personnel is intense, and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

Our failure to predict carrier and end user customer preferences among the many evolving wireless industry standards could hurt our ability to introduce and sell new products and services.

In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products and services comply with these standards in relevant respects. We are currently focused on engineering and manufacturing products and services that comply with several different wireless standards. Any failure of our products and services to comply with any one of these or future applicable standards could prevent or delay their introduction and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we engineer our products and services, then sales of our new products and services designed to those standards could be materially harmed.

Our business could be adversely impacted by the interruption, failure or corruption of our proprietary Internet-based systems that are used to configure and communicate with the wireless tracking and monitoring devices that we sell.

Our telematics products and software services depend upon Internet-based systems that are proprietary to our business. These applications, which are hosted at independent data centers and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions of vehicles and other mobile or fixed assets, and to deliver configuration code or executable commands to the devices. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages being incurred by us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices.

Evolving regulation and changes in applicable laws relating to the Internet may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

As Internet commerce continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our SaaS and Platform-as-a-Service (“PaaS”) business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Evolving regulation relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

Our products and solutions enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European Union General Data Protection Regulation (“GDPR”) will take effect in May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. For example, we may be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data. In addition, the GDPR will include significant penalties for non-compliance.

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

Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks impacting these products or services. Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be materially and adversely impacted.

Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities, and other services provided by AWS. Certain of our SaaS platforms and applications are hosted by AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud service provider, any disruption of or interference with our use of AWS would impact our operations and our business would be materially and adversely impacted.

Some of our products are subject to mandatory regulatory approvals in the United States and other countries that are subject to change, which could make compliance costly and unpredictable.

Some of our products are subject to certain mandatory regulatory approvals in the United States and other countries in which it operates. In the United States, the Federal Communications Commission (“FCC”) regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although we have obtained the required FCC and various country approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or we may not in the future be able to obtain all necessary approvals from countries other than the United States in which it currently sell our products or in which we may sell its products in the future.

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

Uncertainties in the interpretation and application of the new revenue recognition standard ASC 606 could materially affect our revenue recognition

As discussed in Note 1 to the Consolidated Financial Statements (Description of Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards), effective March 1, 2018, we adopted the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). We believe that ASC 606 and related revenue recognition policies will not result in a material change to our consolidated financial statements, and will not cause any significant changes to the amount and timing of our recognition of future revenue and cost. However, uncertainties in future guidance of the interpretation and application of ASC 606 could materially affect our revenue and cost recognition.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provision on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, accounting treatment is clarified, we perform additional analysis on the application of the law, and we refine estimates in calculating the effect, our final analysis may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Our inability to identify the origin of conflict minerals in its products could have a material adverse effect our business.

Many of our product lines include tantalum, tungsten, tin, gold and other materials which are considered to be “conflict minerals” under the SEC’s rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo and adjoining countries in the manufacture of products. Those rules, or similar rules that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

Holders of the $172.5 million aggregate principal amount of 1.625% convertible senior notes due 2020 that we issued in May 2015 (the “convertible notes”) will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The convertible notes will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their notes regardless of the foregoing conditions. Upon conversion of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the convertible notes surrendered therefor or pay cash with respect to the convertible notes being converted or at their maturity.

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

Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the convertible notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their principal amount over the term of the convertible notes. We report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 requires interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the convertible notes.

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

Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the time the person became an interested stockholder, unless specific conditions are met. In addition, we have in place various protections which would make it difficult for a company or investor to buy our business without the approval of our Board of

Directors, including authorized but undesignated preferred stock and provisions requiring advance notice of board nominations and other actions to be taken at stockholder meetings. All of the foregoing could hinder, delay or prevent a change in control and could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

As a publicly traded company, the trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	actual or anticipated fluctuations in revenues or operating results;
•	failure to meet securities analysts’ or investors’ expectations of performance;
•	changes in key management personnel;
•	announcements of technological innovations or new products by us or our competitors;
•	developments in or disputes regarding patents and proprietary rights;
•	proposed and completed acquisitions by us or our competitors;
•	the mix of products and services sold;
•	the timing, placement and fulfillment of significant orders;
•	product and service pricing and discounts;
•	acts of war or terrorism; and
•	general economic conditions.

Our stock price has been highly volatile in the past and could be highly volatile in the future.

The market price of our stock can be highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including substantial volatility in quarterly revenues and earnings due to comments by securities analysts and our failure to meet market expectations.

Over the fiscal year ended February 28, 2018, the price of our common stock as reported on The Nasdaq Global Select Market ranged from a high of $25.45 to a low of $15.64. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

We are headquartered in Irvine, California with operations principally in the United States, Ireland and Italy. We conduct engineering as well as research and development activities at our facilities in the United States, while our sales and administrative functions are performed in the United States, Ireland and Italy. We also conduct some manufacturing activities at our Oxnard, California location. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. All of our properties are leased facilities located in the following areas:

	Square		Square
Location	Footage	Location	Footage
Irvine, California	20,000	Eden Prairie, Minnesota	7,000
Oxnard, California	98,000	Richardson, Texas	6,600
Carlsbad, California	26,000	Herndon, Virginia	9,800
Los Angeles, California	500	Dublin, Ireland	2,000
Alpharetta, Georgia	4,600	Milan, Italy	6,000
Canton, Massachusetts	62,000	Rome, Italy	2,200

ITEM 3.	LEGAL PROCEEDINGS

From time to time, various claims and litigation may be asserted or commenced against us arising from our ordinary course of business. In particular, we may receive claims concerning contract performance, or claims that our products or services infringe the intellectual property of third parties. Regardless of the outcome, litigation can have an adverse impact on us because of deferred costs, diversion of management resources and other factors. The following contains information regarding potentially material pending litigation.

On May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit filed by Omega Patents, LLC, (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit. The appeal is currently pending in that court. We also initiated proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings currently remain pending. We continue to believe that our products do not infringe on any of Omega’s patents. As previously reported during the first quarter of fiscal 2018, we recorded a legal accrual of approximately $6.1 million in connection with this legal matter. As of February 28, 2018, the aggregate accrual for this matter was approximately $17.6 million, which represents our best estimate at the time. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows and results of operations.

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre. LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder and parent company, EVE Holdings Limited, to resolve the Damage Award, pursuant to which EVE Holdings Limited is obligated to make payments to us in the aggregate amount of approximately $46 million, which amount is net of attorneys’ fees and an insurance subrogation payment (the “Settlement”). As of February 28, 2018, we had received approximately $28 million of the expected $46 million net amount. The Settlement amounts are reported as other non-operating income in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2018 and represent amounts received during fiscal 2018. Pursuant to the Settlement, we received an installment payment of $13.3 million in April 2018 and are due to receive an additional installment payment of approximately $5 million in June 2018.

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), LoJack’s international licensee in South Africa, commenced arbitration proceedings against LJEI by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleges breaches of the parties’ license agreement, misrepresentations, and other violations. Tracker seeks monetary damages and recovery of attorneys’ fees. On March 3, 2017, LJEI filed its response to Tracker’s notice, denying Tracker’s allegations against LJEI and filing counterclaims against Tracker for Tracker’s material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal was selected and the arbitration hearing was conducted in March 2018. Closing arguments are currently scheduled for June 25, 2018. On February 20, 2018, LoJack and LJEI commenced proceedings against Tracker by filing a complaint against Tracker in the Superior Court of Norfolk County, Massachusetts, for material breaches of the parties’ license agreement and for declaratory judgment. On February 22, 2018, Tracker removed the case to Massachusetts Federal Court and moved to dismiss the complaint. On March 2, 2018, LoJack and LJEI moved to remand, and on March 8, 2018, LoJack and LJEI opposed Tracker’s motion to dismiss. The parties’ motions are currently pending with the Massachusetts Federal Court.

For further detail on the matters described above, refer to “Note 18 – Legal Proceedings” in the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Select Market under the ticker symbol CAMP. The following table sets forth, for the last two years, the quarterly high and low sale prices for our Common Stock as reported by NASDAQ:

	LOW	HIGH
Fiscal Year Ended February 28, 2018
1st Quarter	$15.64	$19.10
2nd Quarter	$17.52	$20.89
3rd Quarter	$18.16	$24.69
4th Quarter	$20.63	$25.45
Fiscal Year Ended February 28, 2017
1st Quarter	$14.11	$19.67
2nd Quarter	$13.01	$15.71
3rd Quarter	$12.13	$16.67
4th Quarter	$14.12	$16.33

At April 30, 2018, we had approximately 1,400 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 23,000. We have never paid a cash dividend and have no current plans to pay cash dividends on our Common Stock. In addition, our revolving credit facility prohibits payment of dividends without the prior written consent of the lender under certain circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2018 and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended February 28,
	2018	2017	2016	2015	2014
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$365,912	$351,102	$280,719	$250,606	$235,903
Cost of revenues	215,022	207,750	177,760	163,202	155,972
Gross profit	150,890	143,352	102,959	87,404	79,931
Operating expenses:
Research and development	25,761	22,005	19,803	19,854	21,052
Selling and marketing	50,096	49,044	23,380	20,442	19,837
General and administrative	52,089	57,119	25,065	15,578	14,416
Intangible asset amortization	14,989	15,061	6,626	6,590	6,283
Total operating expenses	142,935	143,229	74,874	62,464	61,588
Operating income	7,955	123	28,085	24,940	18,343
Non-operating income (expense), net	20,754	(8,306)	(5,744)	(140)	(432)
Income (loss) before income taxes and equity in net loss of affiliate	28,709	(8,183)	22,341	24,800	17,911
Income tax benefit (provision)	(10,681)	1,563	(4,572)	(8,292)	(6,108)
Income (loss) before equity in net loss of affiliate	18,028	(6,620)	17,769	16,508	11,803
Equity in net loss of affiliate	(1,411)	(1,284)	(829)	-	-
Net income (loss)	$16,617	$(7,904)	$16,940	$16,508	$11,803
Earnings (loss) per share:
Basic	$0.47	$(0.22)	$0.46	$0.46	$0.34
Diluted	$0.46	$(0.22)	$0.46	$0.45	$0.33

	February 28,
	2018	2017	2016	2015	2014
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$275,885	$206,705	$298,767	$116,054	$84,622
Current liabilities	$95,529	$77,841	$49,565	$47,005	$42,118
Working capital	$180,356	$128,864	$249,202	$69,049	$42,504
Current ratio	2.9	2.7	6.0	2.5	2.0
Total assets	$472,993	$408,139	$384,363	$202,617	$179,265
Long-term debt	$154,299	$146,827	$139,800	$-	$702
Stockholders' equity	$198,916	$163,242	$189,447	$151,385	$133,147

In fiscal 2015, we changed our fiscal year-end from a 52-53 week fiscal year ending on the Saturday that falls closest to February 28 to a fiscal year ending on the last day of February. In the Selected Financial Data tables and elsewhere in this Form 10-K, our fiscal year end for all years is shown as February 28 for clarity of presentation.

Factors affecting the comparability of our Selected Financial Data are as follows:

•

Effective December 22, 2017, the United States enacted tax reform legislation that included a broad range of changes impacting the corporate income tax provision, including the reduction of the U.S. federal statutory corporate tax rate from 35% to 21%. In the fourth quarter of fiscal 2018, we recognized an income tax charge of $6.6 million for the re-measurement of our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.

•

In fiscal 2018, we entered into a settlement agreement with a former LoJack supplier for approximately $46 million, which amount is net of attorneys’ fees and insurance subrogation payment. In fiscal 2018, we received $28.3 million, which is reported as other non-operating income in our consolidated statement of comprehensive income. Pursuant to the Settlement agreement, we received an installment payment of $13.3 million in April 2018 and are due to receive an additional installment payment of approximately $5 million in June 2018.

•

In fiscal 2018, we invested $1.4 million for a 4.17% ownership interest in ThinxNet GmbH based in Munich, Germany. ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This investment is accounted for under the cost method. In addition to the investment, we also issued an unsecured convertible note of $1.3 million. See Note 9 to the accompanying consolidated financial statements for additional information on this investment.

•	In fiscal 2017, we acquired LoJack Corporation. See Note 2 to the accompanying consolidated financial statements for additional information on this acquisition.
•

In fiscal 2017 and 2016, we were engaged in certain patent infringement lawsuits that resulted in increased legal expenses as well as accruals for asserted legal claims. See Note 18 to the accompanying consolidated financial statements for additional information on the legal proceedings.

•

We ceased operation of our legacy Satellite segment effective August 31, 2016. Between September 1, 2016 and August 31, 2017, our business operated under one reportable segment – Wireless DataCom. See Note 19 to the accompanying financial statements for additional information on the business segments.

•

In fiscal 2016, we issued $172.5 million aggregate principal amount of 1.625% convertible senior unsecured notes through a private placement. See Note 10 to the accompanying consolidated financial statements for additional information on the convertible notes.

•

In fiscal 2016, we invested £1,400,000 or approximately $2.2 million for a minority ownership interest in Smart Driver Club Limited, a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method and our equity in the net losses of this affiliate amounted to $1.4 million, $1.3 million and $0.8 million in fiscal 2018, 2017 and 2016, respectively. See Note 9 to the accompanying consolidated financial statements for additional information on this investment.

•

In fiscal 2016, we reduced our deferred tax assets valuation allowance by $2.5 million and recognized federal research and development tax credits of $1.0 million, which lowered our effective tax rate to 20.5% for the year.

•	In fiscal 2014, we acquired Wireless Matrix USA, Inc. and Radio Satellite Integrators, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their passengers and contents. We are a global organization that is headquartered in Irvine, California. In March 2016, we acquired LoJack Corporation (“LoJack”), which provides us with access to a vast U.S. auto dealer channel as well as an established international licensee network.

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Effective August 31, 2016, we ceased operations of the Satellite business and through the first quarter of fiscal 2018, operated under one reportable segment – Wireless DataCom. In the quarter ended August 31, 2017, in order to streamline our operations and product line development resources, we realigned our operations and we now operate under two reportable segments – Telematics Systems and Software & Subscription Services. Consequently, our segmented operating results for fiscal years 2017 and 2016 discussed below were realigned to conform to the current reportable segments.

Telematics Systems

Our Telematics Systems segment offers a series of Mobile Resource Management (“MRM”) telematics products and applications for the broader IoT market, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications.

Software & Subscription Services

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programming Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary Software as a Service (“SaaS”) offerings enable rapid and cost-effective development of high-value solutions for customers all around the globe.

Results of Operations and Financial Condition

Revenues

Our products revenues consist primarily of sales of our MRM telematics products or wireless networking devices to large global companies as well as small and medium-sized enterprises in the United States and internationally. Revenues from our products are reported net of customer allowances, sales returns and sales and marketing incentives. The prices charged for telematics products are determined through negotiation with our customers as well as prevailing market conditions and are fixed and determinable upon shipment. We recognize revenue for our products on a gross basis as we are the primary obligor under these arrangements.

Application subscriptions and other services consist primarily of sales of our software and subscription services for cloud-based SaaS applications and enablement services to our customers under month-to-month and multi-year contracts to the fleet management, vehicle finance and certain other market verticals. Revenues are realized through bundled service arrangements where customers can communicate with wireless devices installed on mobile or remote assets, coupled with installation and other monitoring services. Generally, we defer the recognition of revenue and related costs for the telematics products that are sold with the application subscription and other services. The revenue and costs are amortized to application subscription revenues and cost of revenues on a straight-line basis over the minimum contractual service period ranging from one to five years.

Cost of Revenues

Our cost of revenues for products represent the cost of finished goods sold to our customers. These costs include raw materials, manufacturing overhead and labor costs, as well as customs and duties, license royalties, recycling fees, insurance and other costs that are included in the price that we negotiate and pay to our contract manufacturers and component suppliers for the products. The cost of revenues also include reserves related to inventory and the cost of fulfilling product warranties.

Our cost of revenues for application subscriptions and other services includes personnel costs and related benefits, consultants, software development activities, cellular network access costs, infrastructure costs for use of private networking services, and other costs that are required to deliver these services to our customers.

We continually negotiate to reduce the cost we pay to our suppliers in order to maintain consistent low prices for our customers. We accomplish this by working with our suppliers to find alternative, less expensive sources of raw materials and components as well as eliminating excess costs throughout our supply chain.

Gross Profit

Our gross profit and gross profit as a percentage of revenues, or gross margin, is influenced by several factors including sales volume, product and service mix, and changes in product costs. We expect gross margin to fluctuate over time based on how we control the mix of product and services and manage our inventory using sales incentives granted to our customers. Additionally, although we primarily procure and sell our products in U.S. dollars, we are susceptible to exchange rate fluctuations with other currencies. To the extent that exchange rates move unfavorably this may have an impact on our future selling prices and unit costs. Gross profit and gross margin may fluctuate over time based on the factors described above.

Operating Expenses

Our operating expenses consist principally of personnel related costs, including salaries and bonuses, fringe benefits and stock-based compensation as well as the cost of professional services, information technology, facilities and other administrative expenses. We classify our operating expenses into the following four categories:

•

Research and development expense consists of personnel related costs, professional services, certification fees and software licenses incurred to support our existing install-base of telematics devices through our field application engineers, software developers, program and product managers, as well as our effort to develop new products and technologies.

•

Selling and marketing expense consists of personnel related costs including our incentive programs to support our global sales organization as well as advertising and marketing promotions of our brand and products, including media advertisement costs, merchandising and display costs, trade show and event costs, and sponsorship costs.

•

General and administrative expense consists of personnel related costs to support our global enterprise as well as outside services for legal, accounting, insurance, information technology, investor relations and other costs associated with being a public company.

•

Intangible asset amortization is attributable to our acquired identifiable intangible assets from business combinations. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from two to ten years.

We expect our operating costs will increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as expansion into new geographic regions. Operating expense may fluctuate as a percentage of revenues throughout the year due to discrete quarterly events and seasonal trends.

Non-Operating Income (Expense)

Non-operating income (expense) consists of (i) investment and interest income earned on our cash balances and investments, (ii) interest expense on our convertible senior unsecured notes including the amortization of note discount and debt issue costs, (iii) the gain on a legal settlement and (iv) other income (expense) that includes but is not limited to transaction gains and losses and foreign currency gains and losses. We recognize the gain on legal settlement on a cash basis as we receive the settlement payments from a former LoJack supplier, which is further explained in “Note 18 – Legal Proceedings” to the consolidated financial statements.

Income Tax Expense (Benefit)

We are subject to income taxes in the United States and related states as well as foreign jurisdictions in which we do business. Our effective tax rate will approximate the U.S. statutory income tax rate plus the apportionment of state income taxes coupled with our foreign statutory rate based on the portion of taxable income allocable to each tax jurisdiction. We have adjusted our income tax provision and related deferred tax assets and liabilities due to changes in U.S. federal tax laws attributed to the Tax Cut and Jobs Act, which was enacted on December 22, 2017. At this time, we do not anticipate any changes in our deferred incomes taxes that would necessitate an additional valuation allowance.

Equity in Net Loss of Affiliate

We have an investment in a technology and insurance startup company called Smart Driver Club Limited which represents a minority ownership interest that is accounted for under the equity method of accounting since we have significant influence over the investee. As a result, we record our portion of the losses incurred by this entity as equity in net loss of affiliate.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the Chief Operating Decision Maker (“CODM”), uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the requirements of Regulation G, Conditions for Use of Non-GAAP Financial Measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 19 for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

The following table sets forth the percentage of revenues represented by items included in our consolidated statements of income for the three most recent years:

	Year Ended February 28,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.8	59.2	63.3
Gross profit	41.2	40.8	36.7
Operating expenses:
Research and development	7.0	6.3	7.1
Selling and marketing	13.7	13.9	8.3
General and administrative	14.2	16.3	8.9
Intangible asset amortization	4.1	4.3	2.4
Operating income	2.2	-	10.0
Non-operating income (expense), net	5.7	(2.4)	(2.0)
Income (loss) before income taxes and equity in
net loss of affiliate	7.9	(2.4)	8.0
Income tax benefit (provision)	(2.9)	0.4	(1.6)
Income (loss) before equity in net loss of affiliate	5.0	(2.0)	6.4
Equity in net loss of affiliate	(0.4)	(0.4)	(0.3)
Net income (loss)	4.6	(2.4)	6.1

Fiscal year ended February 28, 2018 compared to fiscal year ended February 28, 2017:

Revenue by Segment

	Fiscal years ended February 28,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$302,126	82.6%	$274,314	78.1%	$27,812	10.1%
Software & Subscription Services	63,786	17.4%	61,719	17.6%	2,067	3.3%
Satellite	-	0.0%	15,069	4.3%	(15,069)	(100.0%)
Total	$365,912	100.0%	$351,102	100.0%	$14,810	4.2%

Telematics Systems revenue increased by $27.8 million or 10.1% for the fiscal year ended February 28, 2018 compared to the same period last year. The increase was due to an increase in sales volume for our MRM telematics products and OEM products as demand from our top customers increased due to more favorable conditions in the fleet management, asset tracking and heavy equipment markets. The increase in units sold in fiscal 2018 was partially offset by a decrease in the average selling prices of our products during the year.

Software & Subscription Services revenue increased by $2.1 million or 3.3% for the fiscal year ended February 28, 2018 compared to the same period last year. The increase was due to growth in our Italian operations along with a more favorable Euro to U.S. dollar exchange rate compared to the same period last year.

Satellite revenue decreased by $15.1 million or 100% as this business ceased to exist in fiscal 2017.

Cost of Revenues and Gross Profit

	Fiscal years ended February 28,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$365,912	100.0%	$351,102	100.0%	$14,810	4.2%
Cost of Revenues	215,022	58.8%	207,750	59.2%	7,272	3.5%
Gross profit	$150,890	41.2%	$143,352	40.8%	$7,538	5.3%

Consolidated gross profit for the fiscal year ended February 28, 2018 increased by $7.5 million or 5.3% over the prior year. The increase was due to higher revenue in the Telematics Systems business partially offset by the decline in our Satellite segment as this segment was shutdown effective August 31, 2016. Consolidated gross margin increased to 41.2% for the fiscal year ended February 28, 2018 from 40.8% for the same period last year. This increase in gross margin in fiscal 2018 was primarily due to the presence of the lower margin Satellite business in the prior year.

Operating Expenses

	Fiscal years ended February 28,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$25,761	7.0%	$22,005	6.3%	$3,756	17.1%
Selling and marketing	50,096	13.7%	49,044	14.0%	1,052	2.1%
General and administrative	52,089	14.2%	57,119	16.3%	(5,030)	(8.8%)
Intangible asset amortization	14,989	4.1%	15,061	4.3%	(72)	(0.5%)
Total	$142,935	39.0%	$143,229	40.9%	$(294)	(0.2%)

Consolidated research and development expense increased by $3.8 million or 17.1% for the fiscal year ended February 28, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.0% for the fiscal year ended February 28, 2018 compared to 6.3% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $1.1 million or 2.1% for the fiscal year ended February 28, 2018 compared to the same period last year. The increase was primarily driven by an increase in employee benefit expenses and incentive compensation as well as an increase in professional services as we completed our CalAmp and LoJack brand refresh initiatives during fiscal 2018.

Consolidated general and administrative expense decreased by $5.0 million or 8.8% for the fiscal year ended February 28, 2018 compared to the same period last year. The decrease was primarily driven by a decline in legal expenses related to a patent infringement lawsuit.

Amortization of intangibles decreased by $0.1 million or 0.5% for the fiscal year ended February 28, 2018 compared to the same period last year due to completion of amortization on certain older intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $0.6 million to $2.3 million for the fiscal year ended February 28, 2018 from $1.7 million for the same period last year. The increase was due primarily to an increase in investment income on Rabbi Trust assets that serve to informally fund our non-qualified deferred compensation plan and an increase in dividend income from a minority owned international licensee.

Interest expense increased $0.4 million to $10.3 million for the fiscal year ended February 28, 2018 from $9.9 million for the same period last year due to increased amortization of the debt discount and issuance costs associated with the convertible notes issued in May 2015.

See Note 18 to the consolidated financial statements for information concerning the $28.3 million gain on the legal settlement with a former supplier of LoJack.

Other non-operating income for the fiscal year ended February 28, 2018 increased $0.5 million from net non-operating expense for the same period last year due to favorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

Profitability Measures

The net income in the fiscal year ended February 28, 2018 was $16.6 million as compared to a net loss of $7.9 million in the same period last year. The increase is primarily the result of the $28.3 million non-operating gain from the legal settlement with a former supplier of LoJack, which was recognized during fiscal 2018. This gain was partially offset by higher tax expense in fiscal 2018 due to U.S. and foreign taxes on the $28.3 million legal settlement gain as well as the revaluation of our net deferred income tax assets that occurred in the fourth quarter of fiscal 2018 as we adopted the provisions of the Tax Cuts and Jobs Act which was enacted on December 22, 2017.

	Fiscal years ended February 28,
(In thousands)	2018	2017	$ Change	% Change
Segment
Telematics Systems	$48,943	$47,432	$1,511	3.2%
Software & Subscription Services	8,233	3,075	5,158	167.7%
Satellite	-	2,447	(2,447)	(100.0%)
Corporate Expense	(4,794)	(3,586)	(1,208)	33.7%
Total Adjusted EBITDA	$52,382	$49,368	$3,014	6.1%

Adjusted EBITDA for Telematics Systems in the fiscal year ended February 28, 2018 increased $1.5 million compared to the same period last year due to higher MRM products revenue. Adjusted EBITDA for Software and Subscription Services increased $5.2 million compared to the same period last year due primarily to lower selling and marketing expenses and lower general and administrative expenses.

See Note 19 for reconciliation of Adjusted EBITDA to net income (loss).

Fiscal year ended February 28, 2017 compared to fiscal year ended February 28, 2016:

Revenue by Segment

	Fiscal years ended February 28,
	2017		2016
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$274,314	78.1%	$205,209	73.1%	$69,105	33.7%
Software & Subscription Services	61,719	17.6%	36,178	12.9%	25,541	70.6%
Satellite	15,069	4.3%	39,332	14.0%	(24,263)	(61.7%)
Total	$351,102	100.0%	$280,719	100.0%	$70,383	25.1%

Telematics Systems revenue increased by $69.1 million or 33.7% for the fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. Software & Subscription Services revenue increased by $25.5 million or 70.6% for the fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. The increase in revenue for both segments was due to the revenue contribution of LoJack, which was acquired in March 2016. Additionally, the increase in the Telematics Systems segment revenues was partially offset by the decrease in fleet telematics products revenues as customer demand was negatively impacted by macroeconomic conditions.

Satellite revenue decreased by $24.3 million or 61.7% as this business ceased to exist effective August 2016.

Cost of Revenues and Gross Profit

	Fiscal years ended February 28,
	2017		2016
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$351,102	100.0%	$280,719	100.0%	$70,383	25.1%
Cost of Revenues	207,750	59.2%	177,760	63.3%	29,990	16.9%
Gross profit	$143,352	40.8%	$102,959	36.7%	$40,393	39.2%

Consolidated gross profit increased by $40.4 million or 39.2% for the fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. The increase was due to the addition of higher margin stolen vehicle recovery products being sold in fiscal 2017 as a result of the acquisition of LoJack in March 2016. The increase in gross profit was partially offset by the closing of the Satellite business during fiscal 2017. Consolidated gross margin increased to 40.8% for the fiscal year ended February 28, 2017 from 36.7% for the same period prior year. The increase in gross margin was due to the same reason as noted above for the increase in gross profit.

Operating Expenses

	Fiscal years ended February 28,
	2017		2016
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$22,005	6.3%	$19,803	7.1%	$2,202	11.1%
Selling and marketing	49,044	14.0%	23,380	8.3%	25,664	109.8%
General and administrative	57,119	16.3%	25,065	8.9%	32,054	127.9%
Intangible asset amortization	15,061	4.3%	6,626	2.4%	8,435	127.3%
Total	$143,229	40.9%	$74,874	26.7%	$68,355	91.3%

Consolidated research and development expense increased by $2.2 million or 11.1% for fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. The increase was primarily driven by the acquisition of LoJack which had certain research and development initiatives that continued post-acquisition. Consolidated research and development expense as a percentage of revenues decreased to 6.3% for the fiscal year ended February 28, 2017 compared to 7.1% for the fiscal year ended February 28, 2016.

Consolidated selling and marketing expense increased by $25.7 million or 109.8% for fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. The increase was primarily driven by the LoJack acquisition which had a large domestic sales organization to target the vast network of U.S. automotive dealerships as well as a consumer-based brand and marketing campaign. The remaining increase was due to higher payroll expense as a result of additional sales and marketing personnel and stock compensation expenses. Consolidated selling and marketing expense as a percentage of revenues increased to 14.0% for the fiscal year ended February 28, 2017 compared to 8.3% for the fiscal year ended February 29, 2016.

Consolidated general and administrative expenses (“G&A”) increased by $32.1 million or 127.9% for the fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. The increase was due primarily to the on-going general and administrative expenses of LoJack as well as transaction and integration expenses incurred in connection with the acquisition. Additionally, there were higher legal expenses related to two patent infringement lawsuits and related litigation provision recorded in the year as well as higher stock compensation expenses. Consolidated G&A expense as a percentage of revenues increased to 16.3% for the fiscal year ended February 28, 2017 compared to 8.9% for the fiscal year ended February 28, 2016.

Amortization of intangibles increased by $8.4 million or 127.3% for the fiscal year ended February 28, 2017 compared to the fiscal year ended February 28, 2016. The increase was due to the amortization of new intangibles associated with the acquisition of LoJack in the first quarter of fiscal year 2017.

Non-operating Income (Expense), Net

Investment income decreased by $0.2 million to $1.7 million for the fiscal year ended February 28, 2017 from the fiscal year ended February 28, 2016. The decrease was due primarily to a decline in investment income on Rabbi Trust assets that serve to informally fund the non-qualified deferred compensation plan.

Interest expense increased to $9.9 million for the fiscal year ended February 28, 2017 from $7.6 million for the fiscal year ended February 28, 2016. The increase was due to a full year of interest expense in fiscal 2017 on the convertible notes issued in May 2015 versus 9.5 months of interest expense on this debt in fiscal 2016.

Other non-operating expense for fiscal year ended February 28, 2017 increased $0.1 million compared to the same period in fiscal 2016 due to an unfavorable fluctuation in foreign currency exchange rates, primarily Euros to U.S. dollars.

Profitability Measures

The net loss for the fiscal year ended February 28, 2017 was $7.9 million as compared to a net income of $16.9 million for the fiscal year ended February 28, 2016. The decrease was primarily the result of higher operating expenses relating to patent infringement lawsuits and the transaction and integration expenses for the LoJack acquisition.

	Fiscal years ended February 28,
(In thousands)	2017	2016	$ Change	% Change
Segment
Telematics Systems	$47,432	$34,051	$13,381	39.3%
Software & Subscription Services	3,075	9,677	(6,602)	(68.2%)
Satellite	2,447	8,573	(6,126)	(71.5%)
Corporate Expense	(3,586)	(3,294)	(292)	8.9%
Total Adjusted EBITDA	$49,368	$49,007	$361	0.7%

Adjusted EBITDA for Telematics Systems increased by $13.4 million compared to the fiscal year ended February 28, 2016 due primarily to higher revenue contributed by acquisition of LoJack. Adjusted EBITDA for Software and Subscription Services decreased by $6.6 million compared to the fiscal year ended February 28, 2016 due primarily to increased operating expenses and partially offset by higher revenue both as a result of the LoJack acquisition. Adjusted EBITDA for Satellite decreased $6.1 million compared to the fiscal year ended February 28, 2016 as the Satellite business was shut down during fiscal 2017.

See Note 19 for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

Liquidity and Capital Resources

In fiscal 2018, our primary cash needs have been for working capital purposes and, to a lesser extent, capital expenditures and investments in and advances to affiliates. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of February 28, 2018 and 2017, our cash, cash equivalents and marketable securities totaled $156.0 million and $100.4 million, respectively.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and  minimum debt coverage ratios.

Historically, we have used funding from external sources to finance general corporate expenditures and other strategic initiatives including acquisitions and share repurchases. In May 2015, we issued $172.5 million in aggregate principal amount of 1.625% convertible senior notes which are due in May 2020. The notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. We intend to settle the principal amount of the notes in cash upon conversion and we believe that we will have adequate cash available to repay the notes by its maturity date. We used the net proceeds from the convertible senior notes to fund the acquisition of LoJack as well as a stock repurchase program authorized by our Board of Directors in June 2016. The acquisition of LoJack occurred in March 2016 and resulted in us funding a purchase price of approximately $122 million, net of cash acquired. The stock repurchase program resulted in us repurchasing 1.8 million shares of our outstanding common stock from June 2016 through January 2017 at an average cost of $14.20 per share, which accounts for the cash outflow of $25 million in fiscal 2017.

We are defendants in various legal proceedings involving intellectual property claims and contract disputes matters whereby the final settlement has not been determined at this time. In connection with these matters, we may have to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 18 to the accompanying consolidated financial statements for additional information on legal proceedings.

Cash flows from operating activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, deferred income taxes and other investment related matters as well as the effect of changes in working capital and other activities.

Our cash flow from operating activities are attributable to our net income as well as how well we manage our working capital, which is dictated by the volume of product we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them. We purchase a majority of our product from significant suppliers located in Asia that generally provide us 60 day payment terms for products purchased. Our significant customers are located in the United States as well as certain international locations. We believe that our relationship with our customers is very good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from them within 30 to 45 days of our invoice date. Since we are paying our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are within 45 days, we have historically generated positive cash flows from operating activities.

For the year ended February 28, 2018, net cash provided by operating activities was $66.9 million. Net income was $16.6 million which benefited by a $28.3 million gain from a legal settlement with a former supplier of LoJack that was realized as non-operating income during the fiscal year. The supplier settlement agreement provides for two additional payments consisting of new proceeds. We received one payment of approximately $13.3 million in April 2018 and we expect to receive an additional payment of approximately $5.0 million in fiscal 2019. Our non-cash expenses, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, deferred income taxes and equity in net loss of affiliate was a $47.9 million source of cash in fiscal 2018. Changes in operating assets and liabilities represented a $2.3 million source of cash, primarily driven by changes in working capital including an increase in accounts payable, accrued liabilities and deferred revenue but partially offset by an increase in accounts receivable and inventory. The increases in our net income and working capital accounts was attributable to an increase in sales volume especially during the second half of fiscal 2018.

For the years ended February 28, 2017 and 2016, net cash provided by operating activities was $25.8 million and $47.4 million, respectively. Our cash flows from operations were impacted by our net income (loss) of $(7.9) million and $16.9 million, respectively, as well as similar activities within other non-cash items and changes in working capital as noted above.

Cash flows from investing activities

For the years ended February 28, 2018, 2017 and 2016, our net cash used in investing activities was $26.5 million, $45.6 million, and $90.7 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate and the acquisition of LoJack in fiscal 2017.

Additionally, our investing activities include capital expenditures to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, all of which will be done to support the future growth of our business.

Cash flows from financing activities

For the years ended February 28, 2018, 2017 and 2016, our net cash (used in) provided by financing activities was $(2.3) million, $(25.8) million and $148.5, respectively. Historically, we have had minimal financing activities other than the issuance of our 1.625% convertible senior notes and related convertible note hedges and warrant transactions that occurred in fiscal 2016 and the stock repurchase program in fiscal 2017. In each year, we also have recurring payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents, marketable securities, funds anticipated to be generated from our operations and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, our international expansion, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Following is a summary of our contractual cash obligations as of February 28, 2018 (in thousands):

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Convertible senior notes principal	$-	$172,500	$-	$-	$172,500
Convertible senior notes stated interest	2,803	4,205	-	-	7,008
Operating leases	6,477	7,245	2,979	2,272	18,973
Purchase obligations	33,874	-	-	-	33,874
Total contractual obligations	$43,154	$183,950	$2,979	$2,272	$232,355

Purchase obligations consist primarily of inventory purchase commitments.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amount we report as assets, liabilities, revenues, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

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

In addition to product sales, we provide Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”) subscriptions to our customers in the fleet management, vehicle finance and certain other verticals through which the customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by us. We also enter into arrangements which combine various hardware devices as well as installation and notification services that are provided over a stipulated service period. These arrangements represent multiple element arrangements under ASC 605 Subtopic 25 entitled Revenue Recognition: Multiple-Element Arrangements (“ASC 605”). Generally, we defer the recognition of revenue for the products that are sold with application subscriptions and other services because the products are not functional without the application services, and they do not represent a separate basis of accounting under the applicable accounting guidance. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over minimum contractual subscription or service periods of one to five years. Revenues from renewals of data communication services after the initial contract term are recognized as application subscriptions revenue ratably over the renewal term.

In the United States, we also sell certain LoJack Stolen Vehicle Recovery (”SVR”) products with early warning products and services in transactions which constitute a multiple element arrangement under ASC 605. The combined product and service arrangement includes hardware devices, installation services and an ongoing early warning automated notification service, which is provided over the period of vehicle ownership. In the transactions, the product hardware and installation service components of each sale are considered to have met the delivery requirements and have standalone value to provide for revenue recognition upon installation; however, revenues from the ongoing notification service are deferred and recognized over an estimated life of new vehicle ownership.

In Italy, we generally sell the combined LoJack SVR product in connection with an initial vehicle monitoring service contract, which is required at the time the consumer purchases the product. Revenue for the service arrangement is recognized over the life of the contract or subscription service period. These contracts are offered with terms ranging from 8 to 96 months and are generally payable in full upon activation of the related SVR unit or renewal of the previous contract. The product revenues for these customer arrangements are presented combined within Application subscriptions and other services as the products and services are customarily part of one customer contractual arrangement.

Revenue from sales of products to international licensees is recognized when shipment of the products to the licensee has occurred and collection is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. We maintain an allowance for doubtful accounts for uncollectible receivables. We determine the sufficiency of the accounts receivable allowance based upon historical experience and an evaluation of current industry trends and economic conditions. Additionally, we mitigate a portion of our credit risk through credit insurance for certain customers. If our actual collection experience varies significantly from our estimates, we may be required to adjust our allowance for doubtful accounts. Historical variances of these amounts from our estimates have not resulted in material adjustments to our financial statements.

Inventories

We evaluate the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, we generally treat inventory on hand or committed with suppliers, that is not expected to be sold within the next 12 months, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. Significant reductions in product pricing or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

Product Warranty

Our products generally have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment of our products. We periodically adjust our estimates for actual warranty claims, historical claims experience as well as the impact of the known product operational issues.

While we engage in extensive product quality programs and processes, our warranty obligation can be affected by product, material and workmanship failures which may be outside of our control. If the actual factors leading to a product failure differ from management’s assumptions, revisions to our estimated product warranty provision would be required and recorded to our consolidated statement of comprehensive income (loss) at the time of the change in estimate.

Patent Litigation and Other Contingencies

We operate in an industry where there may be certain claims made against us related to patent infringement and other matters. We accrue for these claims whenever we determine that an unfavorable outcome is probable and the liability is reasonably estimable. The amount of the accrual is estimated based on our review of each individual claim, including the type and facts of the claim and our assessment of the merits of the claim. Since these legal matters can be very complex and require significant judgement, we often utilize external legal counsel and other subject matter experts to assist us in defending against such claims. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Although we believe that we take reasonable and considerable measures to mitigate our exposure in these matters, the outcome of litigation is inherently unpredictable. Nonetheless, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any pending legal matter will have a material adverse effect on our consolidated financial statements.

Income Taxes

We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are provided against tax assets when it is determined that it is more likely than not that the assets will not be realized. In assessing valuation allowances, we review historical and future expected operating results and other factors, including cumulative earnings experience, expectations of future taxable income by jurisdiction, and the carryforward periods available for income tax purposes.

We make estimates, assumptions and judgments to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowances recorded against our deferred tax assets. In relation to The Tax Cuts and Jobs Act, we determine reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments, thereby impacting our consolidated financial position and results of operations.

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the aggregate fair value of the net identifiable tangible and intangible assets acquired and labilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and other estimates made by management. We adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting the asset valuations and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, these estimates are uncertain and subject to refinement. As a result, we may record adjustments to the fair value of the assets and liabilities with a corresponding adjustment to goodwill during the measurement period. Upon conclusion of the measurement period, the impact of any subsequent adjustments is included in our consolidated statement of comprehensive income (loss).

Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Intangible Assets

At February 28, 2018, we had $73.0 million in goodwill and $52.5 million in other net intangible assets, recorded on our consolidated balance sheet.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but we perform an annual qualitative assessment of our goodwill during the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we estimated the fair value of each of our reporting units, which is the same as our reporting segments, to be higher than the book value as of February 28, 2018. As a result, we have determined that there has been no impairment of goodwill for all periods presented.

Acquired intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products, technologies or relationships. We review our definite lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There has been no impairment of long-lived assets for any periods presented.

Stock-Based Compensation Expense

Our stock-based compensation expense results from grants of employee and non-employee equity awards and is recognized in our consolidated financial statements based on the respective grant date fair values of the awards. The measurement of stock-based compensation expense is based on several criteria, including the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. We recognize the compensation expense on a straight-line basis for our graded-vesting awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. However, the cumulative compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates. These estimates involve inherent uncertainties and the application of management judgment. If any of these assumptions used in the valuation model were to change significantly, stock-based compensation for future awards could differ materially from the previously granted equity awards.

Forward Looking Statements

Forward looking statements in this Annual Report on Form 10-K which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our wireless data communications markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our potential needs for additional capital, and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K (Risk Factors). Such risks and uncertainties could cause actual results to differ materially and adversely from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.6 million related to our foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2018. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes and equity in net loss of affiliate were $0.5 million, $0.1 million and $27.0 thousand in fiscal years ended February 28, 2018, 2017 and 2016, respectively.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our marketable securities investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our investments portfolio in a variety of available-for-sale fixed debt securities, including both government and corporate obligations and money market funds. Investments in fixed rate interest bearing instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates. Due in part to these factors, we may suffer losses in principal if we need the funds prior to maturity and choose to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers.

We had a credit facility with Square 1 Bank, which expired on June 1, 2017. On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at a Prime or LIBOR-based variable rate as selected by us on a periodic basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CalAmp Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CalAmp Corp. and subsidiaries (the "Company") as of February 28, 2018, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for the fiscal year ended February 28, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of their operations and their cash flows for the fiscal year ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 9, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for share-based payment transactions in fiscal year 2018 due to the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

May 9, 2018

We have served as the Company's auditor since fiscal 2018.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CalAmp Corp.

Irvine, California

We have audited the accompanying consolidated balance sheet of CalAmp Corp. (the “Company”) as of February 28, 2017 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CalAmp Corp. at February 28, 2017, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

May 12, 2017, except for Note 19 which is as of May 9, 2018

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	February 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$132,603	$93,706
Short-term marketable securities	23,400	6,722
Accounts receivable, net	71,580	67,403
Inventories	36,302	29,279
Prepaid expenses and other current assets	12,000	9,595
Total current assets	275,885	206,705
Property and equipment, net	21,262	21,162
Deferred income tax assets	31,581	27,504
Goodwill	72,980	72,980
Other intangible assets, net	52,456	67,223
Other assets	18,829	12,565
	$472,993	$408,139
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,478	$30,266
Accrued payroll and employee benefits	10,606	7,955
Deferred revenue	17,757	14,662
Other current liabilities	31,688	24,958
Total current liabilities	95,529	77,841
1.625% convertible senior unsecured notes	154,299	146,827
Other non-current liabilities	24,249	20,229
Total liabilities	274,077	244,897
Commitments and contingencies (see Note 17 and 18)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 35,718 and 35,330 shares issued and outstanding at February 28, 2018 and 2017, respectively	357	353
Additional paid-in capital	218,217	211,187
Accumulated deficit	(19,459)	(47,757)
Accumulated other comprehensive loss	(199)	(541)
Total stockholders' equity	198,916	163,242
	$472,993	$408,139

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended February 28,
	2018	2017	2016
Revenues:
Products	$301,700	$291,685	$237,981
Application subscriptions and other services	64,212	59,417	42,738
Total revenues	365,912	351,102	280,719
Cost of revenues:
Products	181,889	178,012	158,689
Application subscriptions and other services	33,133	29,738	19,071
Total cost of revenues	215,022	207,750	177,760
Gross profit	150,890	143,352	102,959
Operating expenses:
Research and development	25,761	22,005	19,803
Selling and marketing	50,096	49,044	23,380
General and administrative	52,089	57,119	25,065
Intangible asset amortization	14,989	15,061	6,626
Total operating expenses	142,935	143,229	74,874
Operating income	7,955	123	28,085
Non-operating income (expense):
Investment income	2,256	1,691	1,871
Interest expense	(10,280)	(9,896)	(7,595)
Gain on legal settlement (see Note 18)	28,333	-	-
Other income (expense), net	445	(101)	(20)
	20,754	(8,306)	(5,744)
Income (loss) before income taxes and equity in net loss of affiliate	28,709	(8,183)	22,341
Income tax benefit (provision)	(10,681)	1,563	(4,572)
Income (loss) before equity in net loss of affiliate	18,028	(6,620)	17,769
Equity in net loss of affiliate	(1,411)	(1,284)	(829)
Net income (loss)	$16,617	$(7,904)	$16,940
Earnings (loss) per share:
Basic	$0.47	$(0.22)	$0.46
Diluted	$0.46	$(0.22)	$0.46
Shares used in computing earnings (loss) per share:
Basic	35,250	35,917	36,448
Diluted	36,139	35,917	36,950
Comprehensive income (loss):
Net income (loss)	$16,617	$(7,904)	$16,940
Other comprehensive loss:
Foreign currency translation adjustments	(122)	(280)	(161)
Unrealized income (loss) on available-for-sale securities, net of tax	464	(35)	-
Total comprehensive income (loss)	$16,959	$(8,219)	$16,779

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2015	36,225	$362	$207,881	$(56,793)	$(65)	$151,385
Net income				16,940		16,940
Stock-based compensation expense			5,854			5,854
Equity component of convertible senior notes, net of tax			20,104			20,104
Purchase of note hedges, net of tax			(19,324)			(19,324)
Sale of warrants to note hedge counterparties			15,991			15,991
Issuance of shares for restricted stock awards	115	1	(1)			-
Shares issued on net share settlement of equity awards	99	1	(2,626)			(2,625)
Exercise of stock options	228	3	1,280			1,283
Other comprehensive loss, net of tax					(161)	(161)
Balances at February 28, 2016	36,667	367	229,159	(39,853)	(226)	189,447
Net loss				(7,904)		(7,904)
Stock-based compensation expense			7,833			7,833
Issuance of shares for restricted stock awards	149	1	(1)			-
Shares issued on net share settlement of equity awards	150	2	(1,782)			(1,780)
Exercise of stock options	125	1	960			961
Repurchase of common stock	(1,761)	(18)	(24,982)			(25,000)
Other comprehensive loss, net of tax					(315)	(315)
Balances at February 28, 2017	35,330	353	211,187	(47,757)	(541)	163,242
Net income				16,617		16,617
Cumulative adjustment upon adoption of ASU 2016-09 (Note 1)				11,681		11,681
Stock-based compensation expense	-		9,298			9,298
Issuance of shares for restricted stock awards	107	1	(1)			-
Shares issued on net share settlement of equity awards	141	2	(2,596)			(2,594)
Exercise of stock options	140	1	329			330
Other comprehensive income, net of tax					342	342
Balances at February 28, 2018	35,718	$357	$218,217	$(19,459)	$(199)	$198,916

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended February 28,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,617	$(7,904)	$16,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,968	8,408	3,582
Intangible assets amortization expense	14,989	15,061	6,626
Stock-based compensation expense	9,298	7,833	5,854
Amortization of convertible debt issue costs and discount	7,472	7,027	5,201
Tax benefits on vested and exercised equity awards	937	-	-
Deferred tax assets, net	6,372	(2,735)	4,122
Unrealized foreign currency transaction gains	(524)	-	-
Gain on investment in LoJack common stock	-	-	(1,416)
Equity in net loss of affiliate	1,411	1,284	829
Impairment of internal use software	-	1,364	-
Changes in operating assets and liabilities:
Accounts receivable	(6,447)	3,090	(1,515)
Inventories	(6,516)	221	1,935
Prepaid expenses and other assets	(4,607)	(178)	(280)
Accounts payable	5,068	(4,623)	926
Accrued liabilities	7,804	(5,171)	5,972
Deferred revenue	7,044	2,151	(1,310)
Other	8	(32)	(66)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,894	25,796	47,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	22,382	114,426	71,991
Purchases of marketable securities	(38,077)	(32,430)	(150,532)
Capital expenditures	(8,339)	(7,962)	(4,317)
Acquisition of LoJack, net of cash acquired	-	(116,982)	(4,050)
Equity investment in and advances to affiliate	(2,281)	(2,636)	(2,156)
Acquisition of CrashBoxx	-	-	(1,500)
Other	(136)	(2)	(110)
NET CASH USED IN INVESTING ACTIVITIES	(26,451)	(45,586)	(90,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(2,594)	(1,780)	(2,625)
Proceeds from exercise of stock options	330	961	1,283
Proceeds from issuance of convertible notes	-	-	172,500
Payment of debt issuance costs	-	-	(5,291)
Purchase of convertible note hedges	-	-	(31,343)
Proceeds from issuance of warrants	-	-	15,991
Payment of acquisition-related note and contingent consideration	-	-	(2,037)
Repurchases of common stock	-	(25,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,264)	(25,819)	148,478
EFFECT OF EXCHANGE RATE CHANGES ON CASH	718	(73)	-
Net change in cash and cash equivalents	38,897	(45,682)	105,204
Cash and cash equivalents at beginning of year	93,706	139,388	34,184
Cash and cash equivalents at end of year	$132,603	$93,706	$139,388

See accompanying notes to consolidated financial statements.

CALAMP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their passengers and contents. We are a global organization that is headquartered in Irvine, California.

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Our products in the Satellite business were sold to one principal customer – EchoStar, an affiliate of Dish Network. In April 2016, EchoStar notified us that it would terminate its supply arrangement with us due to consolidation of its supplier base. Effective August 31, 2016, we ceased operations of the Satellite business and through the first quarter of fiscal 2018 operated under one reportable segment: Wireless DataCom. In the quarter ended August 31, 2017, in order to streamline our operations, global sales organization and product line development resources, we realigned our operations and we now operate under two reportable segments: Telematics Systems and Software & Subscription Services.

In March 2016, we acquired all of the outstanding common stock of LoJack Corporation (“LoJack”), a global leader in products and services for tracking and recovering stolen cars, trucks and other valuable mobile assets. LoJack provides us with access to a U.S. auto dealer channel as well as an established international licensee network. See Note 2 for a description of this acquisition.

Principles of Consolidation

Our consolidated financial statements include the accounts of CalAmp Corp. (a Delaware corporation) and all of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; estimate for the lower of cost or market for excess and obsolete inventory; product warranties; deferred income tax asset valuation allowances; intangible assets and other long-lived assets; intellectual property and accrued royalties; stock-based compensation; other contingencies and revenue recognition. The current economic environment, and supplier and customer concentrations also increase the degree of uncertainty inherent in these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the last day in February of each year. In these consolidated financial statements, the fiscal year end for all years is shown as February 28 for clarity of presentation. The actual period end date for fiscal 2016 was February 29, 2016.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of the sales price is reasonably assured.  For product sales that are not bundled with an application service or for which we have no continuing service obligations, the revenue recognition criteria are generally met at the time product is shipped or installed. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the shipment reaches the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

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

In the United States, we also sell certain LoJack Stolen Vehicle Recovery (”SVR”) products with early warning products and services in transactions which constitute a multiple element arrangement under ASC 605. The combined product and service arrangement includes hardware devices, installation services and an ongoing early warning automated notification service, which is provided over the period of vehicle ownership. In the transactions, the product hardware and installation service components of each sale are considered to have met the delivery requirements and have standalone value to provide for revenue recognition upon installation; however, revenues from the ongoing notification service are deferred and recognized over an estimated life of new vehicle ownership. Revenues for the early warning notification services and extended product warranties are presented combined within Products revenues in our statement of comprehensive income (loss).

In Italy, we generally sell the combined LoJack SVR product in connection with an initial vehicle monitoring service contract which we generally require at the time the consumer purchases the product. Revenue for the service arrangement is recognized over the life of the contract or subscription service period. These contracts are offered with terms ranging from 8 to 96 months and are generally payable in full upon activation of the related SVR unit or renewal of the previous contract. The product revenues for these customer arrangements are presented combined within Application subscriptions and other services in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable debt securities and trade accounts receivables.

Cash and cash equivalents as well as investments are maintained with several financial institutions. Deposits held with banks may exceed the federally insured limits. These deposits are maintained with reputable financial institutions and are redeemable upon demand. We have not experienced any losses in such accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. We mitigate a portion of our receivables credit risk through credit insurance. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a monthly basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market (net realizable value). Inventories are reviewed for excess quantities and obsolescence based upon demand forecasts for a specific time horizon. We record a charge to cost of revenues for the amount required to reduce the carrying value of inventory to estimated net realizable value.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the respective estimated useful lives of the assets ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets. Maintenance and repairs are expensed as incurred.

We capitalize certain costs incurred in connection with developing or obtaining internal-use software and software embedded in our products. These costs are recorded as property and equipment in our consolidated balance sheets and are amortized over useful lives ranging from three to seven years.

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and labilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and other estimates made by management. We may refine the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting the asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid in a business combination and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized but rather tested for impairment on an annual or interim basis as deemed necessary.

Our acquired identifiable intangible assets from business combinations consist principally of developed technology, customer lists, dealer relationships and tradenames. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from two to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliability determined, using a straight-line amortization method.

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill for impairment on an annual basis in the fourth quarter, or on an interim basis, if we believe indicators of impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value will be recognized as an impairment loss. In fiscal 2017, we performed a qualitative assessment and concluded that the fair value of our reporting unit is more than its carrying amount. In fiscal 2018, we conducted a quantitative goodwill impairment test and did not identify an impairment indicator as part of our quantitative step 1 analysis.

Long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for similar investment of like risk.

Fair Value Measurements

Our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term maturities of these items. Our marketable securities are measured at fair value on a recurring basis.

The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in ASC 820, Fair Value Measurements (ASC 820). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy proscribed by ASC 820 contains three levels as follows:

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

Research and Development Costs

Research and development costs are expensed as incurred. In certain cases, costs are incurred to purchase materials and equipment for future use in research and development efforts. In such cases, these costs are capitalized and expensed as consumed.

Product Warranty

All products have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment of our products. We periodically adjust our estimates for actual warranty claims, historical claims experience as well as the impact of known product operational issues.

Patent Litigation and Other Contingencies

We accrue for patent litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our consolidated statements of comprehensive income (loss). Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses.

Income Taxes

We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. Valuation allowances are provided against tax assets when it is determined that it is more likely than not that the assets will not be realized. In assessing valuation allowances, we review historical and future expected operating results and other factors, including cumulative earnings experience, expectations of future taxable income by jurisdiction and the carryforward periods available for reporting purposes.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Income (Loss) during the period. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes were $0.5 million, $0.1 million $27.0 thousand in fiscal years 2018, 2017 and 2016, respectively.

Stock-Based Compensation

Our stock-based compensation expense resulting from grants of employee stock options, restricted stock and restricted stock units is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. We generally estimate stock option grant date fair value using the Black-Scholes-Merton option pricing model and recognize the expense over a requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation is based on several criteria such as the type of equity award, the valuation model used and associated input factors including the expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective and are determined based in part on management's judgment.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and excluded from net income (loss). Our OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable equity securities classified as available-for-sale.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update was intended to simplify the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective March 1, 2017 and recorded a cumulative adjustment of $11.7 million for the excess tax benefit from the exercise of stock options and vesting of restricted stock awards and restricted stock units that occurred in prior fiscal years as an increase in deferred income tax assets and a reduction of the accumulated deficit. For the fiscal year ended February 28, 2018, we recorded $0.9 million of excess tax benefits on vested and exercised equity awards. The excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows. Upon adoption of this standard, we also elected to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit including goodwill exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2019. After the adoption of this standard on a prospective basis, we will follow a one-step model for goodwill impairment. We do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure certain equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The impact on our consolidated financial statements upon adoption is not material.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard (“ASC 606”) provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We are required to adopt this standard effective March 1, 2018.

We plan to adopt this standard using the modified retrospective method with an immaterial adjustment to accumulative deficit for the cumulative effect of adoption. Our assessment process has consisted of reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. We have reviewed individual customer contracts and purchase orders related to these revenues streams as well as identified appropriate changes to our business processes, systems and controls to support the revenue recognition and disclosure requirements under the new standard. We believe that the new standard and related revenue recognition policies will not result in a material change to our consolidated financial statements, but will require additional disclosures in our financial statements as to the nature, amount and timing of revenue and cash flows arising from contracts with customers.

NOTE 2 – ACQUISITIONS

Effective March 15, 2016, we acquired all of the outstanding common stock of LoJack. The total purchase price was $131.7 million, which was funded from our cash on hand and included $5.5 million fair value of the 850,100 shares of LoJack common stock which we purchased in the open market prior to executing a definitive acquisition agreement with LoJack.

The following is the final purchase price allocation (in thousands):

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

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired as we believe LoJack’s highly recognizable brand, proprietary stolen vehicle recovery technology, unique relationships with U.S. law enforcement agencies and strong relationships with auto dealers, heavy equipment providers and global licensees aligns with our strategic focus to create a global telematics market leader well-positioned to drive the broad adoption of connected vehicle telematics technologies and applications to consumers worldwide. The combined enterprise offers customers access to integrated, turnkey offerings that enable a multitude of high value applications encompassing vehicle security and enhanced driver safety. Furthermore, the combined technology offerings provide global customers with connected vehicle applications to help ensure that retail auto dealers remain competitive and relevant in rapidly evolving markets.

The goodwill arising from the acquisition is not deductible for income tax purposes.

As of March 15, 2016, the fair value of the acquired receivables was $21.2 million, comprised of a gross contractual amount of $22.3 million net of receivables of $1.1 million not expected to be collected. Additionally, the fair value of inventories acquired included a purchase accounting fair value step-up of $4.5 million. In fiscal 2017, we recognized $4.3 million of this markup as a component of cost of revenues.

In August 2016, we received an independent appraisal of property and equipment, which resulted in a purchase accounting fair value step-up of $2.5 million. In fiscal 2017, we recognized $0.7 million of this markup as a component of cost of revenues and operating expenses that reflects the extent to which the property and equipment subject to step-up were depreciated.

In connection with the acquisition, we assumed liabilities related to LoJack’s quality assurance programs, warranty claims and contract obligations which are included in accrued expenses and other current liabilities presented above.

Revenues of LoJack included in the consolidated statements of operations for fiscal 2017 were $117.5 million. Post-acquisition earnings on a standalone basis are impracticable to determine, because immediately following the acquisition we began to integrate LoJack into our existing operations.

The following is unaudited pro forma consolidated financial information presented as if the acquisition had occurred on March 1, 2015 (in thousands except per share amounts):

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

The pro forma consolidated financial information is not necessarily indicative of what our actual results of operations would have been had the acquisition been included in our historical consolidated financial statements for each of the fiscal years ended February 28, 2017 and 2016. In addition, the pro forma consolidated financial information does not attempt to project the future results of operations of the combined company.

NOTE 3 – CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Significant Customers

We sell telematics products to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows:

	Year Ended February 28,
	2018	2017	2016
Net sales:
Customer A	12.4%	8.1%	9.5%
Customer C	-	4.3%	13.9%

	Year Ended February 28,
	2018	2017	2016
Accounts receivable:
Customer A	14.9%	11.7%	14.5%
Customer B	13.0%	4.8%	2.3%

Customer B represents certain of our customers, which are considered affiliates under common control and collectively represent more than 10% of our accounts receivable at February 28, 2018. Through our history and presently we have dealt with separate purchasing departments for the individual customers and have at all times sold different products to each of them.

Customer C was our principal customer in our Satellite business, which ceased operations during fiscal 2017.

Significant Suppliers

We purchase a significant amount of our product inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product passes to us upon shipment from the manufacturers’ plant or warehouse. Some of these manufacturers accounted for more than 10% of our purchases and accounts payable as follows:

	Year Ended February 28,
	2018	2017	2016
Inventory purchases:
Supplier A	32.6%	34.4%	55.6%
Supplier B	15.8%	13.8%	16.4%
Supplier C	9.2%	11.4%	-

	Year Ended February 28,
	2018	2017	2016
Accounts Payable:
Supplier A	40.5%	33.2%	56.7%
Supplier B	16.2%	17.5%	14.9%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the same terms from another supplier.

NOTE 4 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of February 28, 2018
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$51,529	$-	$51,529	$51,529	$-	$-
Level 1:
Money market funds	9,034	-	9,034	9,034	-	-
Mutual funds (1)	4,920	721	5,641	-	-	5,641
International equities	2,175	643	2,818	-	2,509	309
Level 2:
Repurchase agreements	57,500	-	57,500	57,500	-	-
Corporate bonds	35,444	(13)	35,431	14,540	20,891	-
Total	$160,602	$1,351	$161,953	$132,603	$23,400	$5,950

	As of February 28, 2017
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$39,322	$-	$39,322	$39,322	$-	$-
Level 1:
Money market funds	3,406	-	3,406	3,406	-	-
Mutual funds (1)	5,429	372	5,801	-	-	5,801
International equities	296	(54)	242	-	-	242
Level 2:
Repurchase agreements	24,000	-	24,000	24,000	-	-
Corporate bonds	33,708	(8)	33,700	26,978	6,722	-
Total	$106,161	$310	$106,471	$93,706	$6,722	$6,043

(1)

Amounts represent various equities, bond and money market mutual funds held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. See Note 9 for discussion of deferred compensation plan.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	February 28,
	2018	2017
Accounts receivable	$72,766	$68,365
Allowance for doubtful accounts	(1,186)	(962)
	$71,580	$67,403

NOTE 6 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2018	2017
Raw materials	$18,629	$15,822
Work in process	567	294
Finished goods	17,106	13,163
	$36,302	$29,279

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28,
	2018	2017
Leasehold improvements	$3,157	$3,484
LoJack system components and law enforcement tracking units	20,558	22,412
Plant equipment and tooling	16,842	20,420
Office equipment, computers and furniture	14,206	14,123
Software	31,427	28,225
	86,190	88,664
Less accumulated depreciation and amortization	(69,585)	(70,388)
	16,605	18,276
Fixed assets not yet in service	4,657	2,886
	$21,262	$21,162

Depreciation expense was $8.0 million, $8.4 million, and $3.6 million in fiscal years ended February 28, 2018, 2017 and 2016, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Year Ended February 28,
	2018	2017
Balance at beginning of period	$72,980	$16,508
Acquisition of LoJack	-	56,472
Balance at end of period	$72,980	$72,980

Other intangible assets are comprised as follows (in thousands):

		Gross			Accumulated Amortization			Net
	Amortization	Feb. 28,		Feb. 28,	Feb. 28,		Feb. 28,	Feb. 28,	Feb. 28,
	Period	2017	Additions	2018	2017	Expense	2018	2018	2017
Supply contract	5 years	$2,220	$-	$2,220	$2,112	$108	$2,220	$-	$108
Developed technology	2-7 years	22,280	-	22,280	10,323	3,965	14,288	7,992	11,957
Tradenames	7-10 years	37,643	86	37,729	5,226	3,861	9,087	28,642	32,417
Customer lists	4-7 years	22,950	-	22,950	15,018	4,605	19,623	3,327	7,932
Dealer relationships	7 years	16,850	-	16,850	2,308	2,406	4,714	12,136	14,542
Covenants not to compete	5 years	170	-	170	162	8	170	-	8
Patents	5 years	347	136	483	88	36	124	359	259
		$102,460	$222	$102,682	$35,237	$14,989	$50,226	$52,456	$67,223

Amortization expense of intangible assets was $15.0 million, $15.1 million and $6.6 million in fiscal years ended February 28, 2018, 2017 and 2016, respectively.

Estimated future amortization expense as of February 28, 2018 is as follows (in thousands):

2019	$11,700
2020	9,693
2021	7,870
2022	6,236
2023	6,016
Thereafter	10,941
$52,456

NOTE 9 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28,
	2018	2017
Deferred compensation plan assets	$5,641	$5,801
Investment in international licensees	2,349	2,282
Equity investment in and loan to ThinxNet GmbH	2,674	-
Equity investment in and loan to Smart Driver Club	3,814	2,402
Other	4,351	2,080
	$18,829	$12,565

We have a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or another date specified by them in accordance with the plan. We are funding the plan obligations through cash deposits to a Rabbi Trust that are invested in various equity, bond and money market mutual funds in generally the same proportion as investment elections made by the participants. The deferred compensation plan liability is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

Our investment in international licensees at February 28, 2018 consists principally of a 12.5% equity interest in a Mexican licensee of $1.7 million, as well as other smaller interests in Benelux and French licensees. Generally, the investments in international licensees are accounted for using the cost method of accounting and carried at cost as we do not exercise significant influence over these investees. We have received dividends from our investment in the Mexican licensee in the amount $0.3 million and $0.2 million for fiscal year ended February 28, 2018 and 2017, respectively. No dividends were received in fiscal 2016.

In September 2015, we invested £1,400,000 or approximately $2.2 million for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a technology and insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since we have significant influence over the investee. To date we have made loans aggregating £3,700,000, of which £1,700,000 was made in fiscal 2018 to Smart Driver Club bearing interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2021. The foreign currency translation adjustment for this equity investment and loans amounted to $0.6 million as of February 28, 2018 and is included as a component of Accumulated Other Comprehensive Loss in the consolidated balance sheet as of that date. Our equity in the net loss of Smart Driver Club amounted to $1.4 million, $1.3 million and $0.8 million in fiscal years ended February 28, 2018, 2017 and 2016, respectively. To date, our equity in the aggregate net losses of Smart Driver Club is approximately $3.5 million.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6%, which has a fixed term of 12 months, after which the loan can be converted into equity in ThinxNet or a loan due on demand at our option. The equity investment and note receivable were consideration we received in exchange for our outstanding accounts receivable from ThinxNet. No gain or loss was recorded on this exchange. The assets received in this exchange are included in Other Assets in the consolidated balance sheet as of February 28, 2018.

NOTE 10 – FINANCING ARRANGEMENTS

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (EBITDA) to interest ratio and a minimum senior indebtedness ratio as well as a total indebtedness coverage ratio, both measured on a quarterly basis.

1.625% Convertible Senior Unsecured Notes

As of February 28, 2018, we had outstanding $172.5 million aggregate principal amount of convertible senior unsecured notes (“Notes”). The Notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The Notes mature on May 15, 2020 unless converted earlier or repurchased in accordance with their terms. We may not redeem the Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount. This ratio is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period.  As of February 28, 2018, the conditions allowing holders of the Notes to convert have not been met.

The net proceeds from the sale of the Notes were $167.2 million, net of issuance costs of $5.3 million. We used $15.4 million of the proceeds to pay the net cost of purchased convertible note hedges that was partially offset by the proceeds from the separate sale of warrants, as described below. Additionally, we have used the proceeds from the Notes for general corporate purposes including acquisitions or other strategic transactions and working capital.

The Indenture contains customary terms and conditions, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes, by notice to us and the Trustee, may declare 100% of the principal amount of, and accrued and unpaid interest, if any, on all the Notes then outstanding to be due and payable immediately. Such events of default include, without limitation, the default by us or any of our subsidiaries with respect to indebtedness for borrowed money in excess of $10 million and the entry of judgments for the payment of $10 million or more against us or any of our subsidiaries which are not paid, discharged or stayed within 60 days.

If we undergo a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase their Notes at a repurchase price of 100% of the principal amount of the Notes, plus any accrued and unpaid interest, if any, to but not including the fundamental change repurchase date.

In addition, following certain corporate events that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert our Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.5 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.

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

In accounting for the issuance costs related to the Notes, we allocated the total amount of such costs incurred to the Note liability and equity components based on their relative fair values. Issuance costs of $4.3 million attributable to the liability component were recorded as a direct deduction from the carrying value of the Notes and are being amortized to expense over the term of the Notes using the effective interest method. Issuance costs of $1.0 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity. Additionally, we recorded a deferred tax asset of $0.4 million related to the equity component of issuance costs because such costs are deductible for tax purposes.

Balances attributable to the Notes consist of the following (in thousands):

	February 28,
	2018	2017
Principal	$172,500	$172,500
Less: Unamortized debt discount	(16,143)	(22,770)
Unamortized debt issuance costs	(2,058)	(2,903)
Net carrying amount of the Notes	$154,299	$146,827

The Notes are carried at their principal face amount, less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The approximate fair value of the Notes as of February 28, 2018 was $188 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

See Note 16 for information related to interest expense on the Notes.

Note Hedge and Warrant Arrangements

In connection with the Notes, we entered into note hedge transactions relating to 6.25 million shares of common stock with certain counterparties. The note hedges represent call options from the counterparties with respect to $172.5 million aggregate principal amount of the Notes. We paid $31.3 million for the note hedges and as a result approximately $19.3 million, net of deferred tax effects, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

The note hedges cover the 6.25 million shares of our common stock that initially underlie the Notes and are intended to reduce the potential dilution to our outstanding common stock and/or reduce the amount of any cash payments we are required to make in excess of the principal amount of any converted Notes upon conversion in the event that the market price per share of our common stock is greater than the strike price of the note hedges, which is initially equal to $27.594.

Separately, we entered into warrant transactions with the same counterparties, giving them the right to acquire the same number of shares of common stock that underlie the Notes at a strike price of $39.42 per share which represents a premium of 100% over the last reported sale price of our common stock of $19.71 on April 30, 2015, the date on which the Notes were priced. The warrants will be exercisable in equal installments for a period of 80 trading days beginning on August 15, 2020. We received a total amount of $16.0 million in cash proceeds from the sale and issuance of the warrants.

The warrants will have a dilutive effect to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.

We entered into the note hedges and warrants as separate transactions with the counterparties. The note hedges and warrants are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. In addition, holders of the Notes will not have any rights with respect to the note hedges or the warrants. The values ascribed to the note hedges and warrants were initially recorded to and continue to be classified as additional paid-in capital within stockholders’ equity. We are required to assess whether the note hedges and warrants continue to meet the stockholders’ equity classification requirements for the remaining term of the Notes. If in any future period these derivative instruments fail to satisfy those requirements, they would need to be reclassified out of stockholders’ equity, to either assets or liabilities depending on their nature, and be recorded at fair value with subsequent changes in their fair value reflected in earnings.

We elected to integrate the note hedge call options with the Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $31.3 million gross cost of the note hedges will be deductible for income tax purposes as original issue discount interest over the term of the Notes. We recorded a deferred tax asset of $12.0 million which represents the tax benefit of these tax deductions with an offsetting entry to additional paid-in capital.

NOTE 11 – INCOME TAXES

Our income (loss) before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 28,
	2018	2017	2016
Domestic	$13,898	$(11,910)	$22,461
Foreign	14,811	3,727	(120)
Total income (loss) before income taxes and equity in net loss of affiliate	$28,709	$(8,183)	$22,341

The components of income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2018	2017	2016
Current:
Federal	$(412)	$-	$(182)
State	(694)	(137)	(208)
Foreign	(2,204)	(1,035)	(60)
Total current	(3,310)	(1,172)	(450)
Deferred:
Federal	(6,156)	1,712	(4,331)
State	(1,458)	539	209
Foreign	243	484	-
Total deferred	(7,371)	2,735	(4,122)
Income tax benefit (provision)	$(10,681)	$1,563	$(4,572)

The income tax benefit (provision) differs from the amount obtained by applying the statutory rate as follows (in thousands):

	Year Ended February 28,
	2018	2017	2016
Income tax benefit (provision) at U.S. statutory federal rate	$(9,400)	$2,864	$(7,819)
State income tax provision, net of federal income tax effect	(574)	182	(833)
Foreign taxes	2,923	68	(102)
Impact of tax reform	(8,955)	-	-
Valuation allowance reductions (increases)	3,046	(1,391)	2,541
Research and development tax credits	1,034	806	1,008
Other, net	1,245	(966)	633
Total income tax benefit (provision)	$(10,681)	$1,563	$(4,572)

The components of net deferred income tax assets for U.S. income tax purposes are as follows (in thousands):

	February 28,
	2018	2017
Net operating loss carryforwards	$10,343	$23,751
Depreciation, amortization and impairments	(11,325)	(21,959)
Research and development credits	14,404	12,307
Stock-based compensation	2,376	2,855
Other tax credits	2,015	3,650
Inventory reserve	292	903
Warranty reserve	429	670
Payroll and employee benefit accruals	1,941	3,012
Allowance for doubtful accounts	354	961
Other accrued liabilities	8,794	6,738
Other, net	3,710	1,203
Gross deferred tax assets	33,333	34,091
Valuation allowance	(1,752)	(6,587)
Net deferred tax assets	$31,581	$27,504

During fiscal 2018, we decreased the valuation allowance against our deferred tax assets by a net $4.8 million. This reduction in our valuation allowance is primarily attributable to (i) a $2.1 million reduction due to expiration of California NOLs, and (ii) a $2.4 million reduction of foreign tax credits that can now be utilized to offset U.S. Federal taxable income arising from the one-time deemed transition tax on foreign earnings and profits (“E&P”) as discussed below under the caption – “The Tax Cut and Jobs Act”. The remaining $1.8 million valuation allowance as of February 28, 2018 relates to state net operating loss carryforwards (“NOLs”), foreign tax credits and capital loss carryforwards that are not projected to be used before their expiration dates.

At February 28, 2018, we had NOLs of approximately $35 million and $43 million for federal and state purposes, respectively, expiring at various dates through fiscal 2037. If certain substantial changes in our ownership were to occur, there may be certain annual limitations on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2018, we had R&D tax credit carryforwards of $9.1 million and $8.0 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through 2037. A substantial portion of the state R&D tax credits have no expiration date.

We adopted the updated guidance on stock based compensation. As described further in Note 12, we have tax deductions on exercised stock options and vested restricted stock awards that exceed stock compensation expense amounts recognized for financial reporting purposes. These excess tax deductions amounted to $2.6 million, $0 and $4.5 million in fiscal years 2018, 2017 and 2016, respectively. Under the new guidance, all excess tax benefits and tax deficiencies are recognized in the income statement as they occur.

We follow ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on our evaluation of our income tax positions that we have one uncertain tax position of $1.0 million at February 28, 2018 for which we have not yet recognized an income tax benefit for financial reporting purposes. The $1.0 million of unrecognized tax benefits for uncertain tax positions has remained unchanged during the past three years so there has been not activity in this account in fiscal 2018, 2017 and 2016.

We file income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for the years 2013 through 2016 remain open to examination by U.S. federal and state tax authorities. To the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Our Canadian subsidiaries’ income tax returns for fiscal years 2014 through 2017 remain open to examination by tax authorities in Canada. Most of LoJack’s foreign subsidiaries’ income tax returns for 2013 to present remain open for examination by the tax authorities in the countries in which they are filed. Tax returns in the Netherlands from 2012 to present remain open for examination.

In addition to U.S. net operation loss and R&D tax credits, we have deferred tax assets for Italian and Canadian income tax purposes amounting to $7.4 million and $7.6 million, respectively, at February 28, 2018, which relate primarily to net operating losses of $11.9 million and research and development expenditure pool carryforwards of $2.8 million. We have provided a 100% valuation allowance against these deferred tax assets at February 28, 2018 as it is more likely than not that these deferred tax assets will not be realized.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“The Act”) was enacted on December 22, 2017. In addition to other items, the Act (i) reduces the U.S. federal corporate tax rate from 35% to 21%, (ii) requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and (iii) creates new taxes on certain foreign-sourced earnings. At February 28, 2018, we have determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. Accordingly, we recognized a charge of $6.6 million, which is included as a component of our income tax expense in the fourth quarter of our fiscal year. The charge is principally related to the impact of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.

The one-time transition tax is based on our total E&P of foreign CFCs that we were previously excluded from U.S. income taxes. We recorded an amount for our one-time transition tax liability resulting in an increase in income tax expense of $2.4 million. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. A significant portion of the transition tax liability is offset by the utilization of foreign tax credits which were previously subject to a full valuation allowance. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis differences inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the quarter in which it is determined but no later than the fourth quarter of fiscal 2019.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and accordingly, recorded no deferred income taxes. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries. We have not yet determined whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. To the extent that we change our prior assertion, we will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

NOTE 12 – STOCKHOLDERS' EQUITY

Stock Repurchase

In June 2016, our Board of Directors authorized a $25 million stock repurchase program, under which we repurchased 1.8 million of our outstanding common stock shares during fiscal 2017 at an average cost of $14.20 per share. We financed the entire $25 million of stock repurchases with existing cash balances and all of the stock was paid for and retired prior to February 28, 2017. There were no stock repurchases in the fiscal year ended February 28, 2018.

Stock-Based Compensation

Our Board of Directors adopted the 2004 Incentive Stock Plan (the Plan) effective July 30, 2004, which provides for the granting of qualified and nonqualified stock options, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock to employees and directors. The primary purpose of the Plan is to enhance our ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock options under the Plan will have a term of not more than 10 years and the vesting of the awards will be at the discretion of the Compensation Committee of the Board of Directors but is not expected to exceed four years. We treat equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the requisite service period of the entire award. As of February 28, 2018, there were 2,233,762 award units in the 2004 Plan that were available for grant.

The following table summarizes our stock option activity (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2015	1,007	$5.80	4.6
Granted	82	17.54
Exercised	(228)	5.62
Forfeited or expired	(1)	1.80
Outstanding at February 28, 2016	860	6.96	4.7
Granted	227	14.49
Exercised	(125)	7.67
Forfeited or expired	(7)	15.70
Outstanding at February 28, 2017	955	$8.60	5.5
Granted	165	19.31
Exercised	(140)	2.36
Forfeited or expired	-	-
Outstanding at February 28, 2018	980	$11.29	5.9	$11,866
Exercisable at February 28, 2016	688	$4.66	4.7	$9,374
Exercisable at February 28, 2017	624	$5.03	5.5	$7,046
Exercisable at February 28, 2018	590	$7.54	4.1	$9,349

	Year ended February 28,
	2018	2017	2016
Weighted average grant date fair value of stock options granted during the year	$10.20	$6.69	$9.39

We use the Black-Scholes-Merton option pricing model for valuation of stock option awards. Calculating the fair value of stock option awards requires the input of highly complex and subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2018	2017	2016
Expected life (years)	6	6	6
Expected volatility	46%	48%	56%
Risk-free interest rates	2.0%	1.3%	1.8%
Expected dividend yield	0%	0%	0%

For the years ended February 28, 2018, 2017 and 2016, the expected life of options was determined using historical experience of our stock option grants and forfeiture activities. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms which approximate the expected life of the stock options.

Changes in our outstanding restricted stock shares, PSUs and RSUs at February 28, 2018, 2017 and 2016 were as follows (shares in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2015	886	$12.90
Granted	517	17.75
Vested	(407)	9.97	147
Forfeited	(43)	15.55
Outstanding at February 28, 2016	953	16.66
Granted	766	14.63
Vested	(382)	15.18	122
Forfeited	(98)	15.64
Outstanding at February 28, 2017	1,239	$15.94
Granted	770	19.55
Vested	(399)	15.92	133
Forfeited	(176)	17.34
Outstanding at February 28, 2018	1,434	$17.72

Stock-based compensation expense is included in the following captions of the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended February 28,
	2018	2017	2016
Cost of revenues	$653	$374	$229
Research and development	1,471	1,033	781
Selling and marketing	2,314	1,655	1,208
General and administrative	4,860	4,771	3,636
	$9,298	$7,833	$5,854

As of February 28, 2018, there was $21.9 million of unrecognized stock-based compensation cost related to non-vested equity awards, which is expected to be recognized over a weighted-average remaining vesting period of 3.1 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

The aggregate fair value of stock options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $6.9 million, $6.3 million and $9.1 million for fiscal years ended February 28, 2018, 2017 and 2016, respectively. In connection with these equity awards, the excess stock compensation tax deductions were $2.6 million, $0 and $4.5 million for fiscal years ended February 28, 2018, 2017 and 2016, respectively.

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended February 28,
	2018	2017	2016
Net income (loss)	$16,617	$(7,904)	$16,940
Basic weighted average number of common shares outstanding	35,250	35,917	36,448
Effect of stock options and restricted stock units computed on treasury stock method	889	-	502
Diluted weighted average number of common shares outstanding	36,139	35,917	36,950
Earnings (loss) per share:
Basic	$0.47	$(0.22)	$0.46
Diluted	$0.46	$(0.22)	$0.46

All outstanding stock options and restricted stock-based awards in the amount of 1.0 million and 1.2 million, respectively, at February 28, 2017 were excluded from the computation of diluted earnings per share for the year then ended because the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 0.2 million for both the fiscal years ended February 28, 2018 and 2016 were excluded from the calculations of diluted earnings per share for the years then ended.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value in excess of the principal amount of the Notes would be included in diluted earnings per share. From the time of the issuance of Notes, the average market price of our common stock has been less than the $27.594 initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 14 – COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in our accumulated other comprehensive income (loss) for the fiscal years ended February 28, 2018, 2017 and 2016 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 29, 2015	$(65)	$-	$(65)
Other comprehensive loss, net of tax	(161)	-	(161)
Balances at February 29, 2016	(226)	-	(226)
Other comprehensive loss, net of tax	(280)	(35)	(315)
Balances at February 29, 2017	(506)	(35)	(541)
Other comprehensive income (loss), net of tax	(122)	464	342
Balances at February 28, 2018	$(628)	$429	$(199)

NOTE 15 – EMPLOYEE RETIREMENT PLAN

We maintain a 401(k) defined-contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. Our matching contributions to the plan are discretionary subject to the authorization of our Board of Directors. The current matching contribution to the plan is equal to 100% of the first 3% of participants’ compensation contribution plus 50% of the next 2% contributed by the participant. We recorded expense for the matching contributions of $2.0 million, $1.3 million and $1.2 million in fiscal years ended February 28, 2018, 2017 and 2016, respectively.

NOTE 16 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 28,
	2018	2017
Warranty reserves	$5,734	$6,518
Litigation accrual	17,559	10,144
Other	8,395	8,296
	$31,688	$24,958

Other non-current liabilities consist of the following (in thousands):

	February 28,
	2018	2017
Deferred compensation plan liability	$5,642	$5,825
Deferred revenue	16,763	12,257
Deferred rent	200	378
Other	1,644	1,769
	$24,249	$20,229

See Note 9 for information related to our non-qualified deferred compensation plan.

Supplemental Income Statement Information

Interest expense consists of the following (in thousands):

	Year Ended February 28,
	2018	2017	2016
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$2,806	$2,803	$2,268
Amortization of note discount	6,627	6,232	4,613
Amortization of debt issue costs	845	795	588
Total interest expense on convertible notes	10,278	9,830	7,469
Other interest expense	2	66	126
Total interest expense	$10,280	$9,896	$7,595

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes. The following is our supplemental schedule of cash payments for interest and income taxes and non-cash investing and financing activities (in thousands):

	Year Ended February 28,
	2018	2017	2016
Cash payments for interest and income taxes:
Interest expense paid	$2,844	$2,852	$1,512
Income tax paid	$3,498	$2,259	$451
Non-cash investing and financing activities:
Equity investment in and loan to ThinxNet GmbH (see Note 9)	$2,674	$-	$-

Valuation and Qualifying Accounts

Following is our schedule of valuation and qualifying accounts for the last three years (in thousands):

	Balance at beginning of year	Charged (credited) to costs and expenses	Deductions	Other (1)	Balance at end of year
Allowance for doubtful accounts:
Fiscal 2016	673	170	(221)	-	622
Fiscal 2017	622	541	(201)	-	962
Fiscal 2018	962	685	(461)	-	1,186
Warranty reserve:
Fiscal 2016	1,819	1,015	(942)	-	1,892
Fiscal 2017	1,892	1,305	(2,562)	5,883	6,518
Fiscal 2018	6,518	1,331	(2,115)	-	5,734
Deferred tax assets valuation allowance:
Fiscal 2016	4,159	-	(2,541)	-	1,618
Fiscal 2017	1,618	1,391	-	3,578	6,587
Fiscal 2018	6,587	-	(4,835)	-	1,752

(1)	Represents amount of reserves and valuation allowance assumed in acquisition of LoJack. The warranty reserve is included in the Other Current Liabilities in the consolidated balance sheets.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease office space, tower infrastructure locations, vehicles, certain manufacturing equipment and office equipment under operating lease arrangements expiring through fiscal 2026. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. Following is our summary of future payments of operating lease commitments (in thousands):

2019	$6,477
2020	4,689
2021	2,556
2022	1,683
2023	1,296
Thereafter	2,272
$18,973

Rent expense under operating leases was $6.9 million, $7.0 million and $2.2 million in fiscal years ended February 28, 2018, 2017 and 2016, respectively.

Other Commitment and Contingencies

See discussion of other commitments and contingencies in Note 18 on Legal Proceedings.

NOTE 18 – LEGAL PROCEEDINGS

Omega patent infringement claim

In December 2013, a patent infringement lawsuit was filed against us by Omega Patents, LLC (“Omega”) alleging that certain of our vehicle tracking products infringed on patents owned by them. On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.975 million, for which we recorded a reserve of $2.9 million in fiscal 2016. Following the trial, Omega brought a motion seeking an injunction and requesting payment of treble damages and attorneys’ fees. On April 5, 2017, the court denied the request for an injunction but awarded treble damages in the aggregate amount of $8.9 million. On April 24, 2017, the court awarded attorneys’ fees, costs, and prejudgment interest in the aggregate amount of $1.2 million and directed the payment of royalties by us for any infringing sales after February 24, 2016 at a royalty rate to be determined. As a result, we accrued $7.2 million in the fourth quarter of fiscal 2017.

We filed motions with the court seeking judgment as a matter of law and for a new trial which the court then denied on November 14, 2017. We have filed an appeal in the Court of Appeals for the Federal Circuit which is pending at this time. We also initiated proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings remain pending at this time. We continue to believe that our products do not infringe on any of Omega’s patents. During first quarter in fiscal 2018, we increased our reserve by approximately $6.1 million in relation to this legal matter. As of February 28, 2018, the aggregate accrual for this matter was approximately $17.6 million, which represents our best estimate at this time. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows and results of operations.

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre (the “HKIAC”). LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited, the parent company of EVE, make payments to us in the aggregate amount of approximately $46 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). As of February 28, 2018, we had received approximately $28 million of the expected $46 million net amount, of which approximately $15 million was received in June 2017 and $13 million was received in November 2017. The Settlement amounts are reported as other non-operating income in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2018. Pursuant to the Settlement, we received an installment payment of $13.3 million in April 2018 and are due to receive an additional installment payment of approximately $5 million in June 2018.

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), an international licensee of LoJack located in South Africa, commenced arbitration proceedings against LoJack Ireland by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleges breaches of the license agreement as well as misrepresentations and violation of Massachusetts General Laws chapter 93A. Tracker seeks various relief, including monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack Ireland filed its response to Tracker’s notice, denying their allegations and filing counterclaims against Tracker for material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal was selected and the arbitration was conducted in March 2018 with closing arguments set for June 25, 2018. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows and results of operations.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, we may receive claims concerning contract performance or claims that our products or services infringe the intellectual property of third parties which are in the ordinary course of business. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of such matters existing at the present time would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

NOTE 19 – SEGMENT AND GEOGRAPHIC DATA

Historically, our business activities were organized into two reportable segments – Wireless DataCom and Satellite. Effective August 31, 2016, we ceased operations of the Satellite business and reported thereafter through the first quarter of fiscal 2018 under one reportable segment: Wireless DataCom. In the quarter ended August 31, 2017, we realigned our operations and now operate under two reportable segments: Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include customer base, homogeneity of products, and technology. We have recast prior period amounts to conform to the way we internally manage and monitor segment performance.

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

Information by business segment is as follows (in thousands):

	Year ended February 28, 2018
	Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$302,126	$63,786	$-	$365,912
Adjusted EBITDA	$48,943	$8,233	$(4,794)	$52,382

	Year ended February 28, 2017
	Operating Segments
	Telematics Systems	Software & Subscription Services	Satellite	Corporate Expenses	Total
Revenues	$274,314	$61,719	$15,069	$-	$351,102
Adjusted EBITDA	$47,432	$3,075	$2,447	$(3,586)	$49,368

	Year ended February 28, 2016
	Operating Segments
	Telematics Systems	Software & Subscription Services	Satellite	Corporate Expenses	Total
Revenues	$205,209	$36,178	$39,332	$-	$280,719
Adjusted EBITDA	$34,051	$9,677	$8,573	$(3,294)	$49,007

	Operating Segments
	Telematics Systems	Software & Subscription Services	Satellite	Total
Goodwill
As of February 28, 2018	$50,899	$22,081	$-	$72,980
As of February 28, 2017	$50,899	$22,081	$-	$72,980

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These nonallocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based on Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our operating segments. We define Adjusted EBITDA as earnings before investment income, interest expense, taxes, depreciation, amortization and stock-based compensation and other adjustments as identified below. The adjustments to our financial results prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Year Ended February 28,
	2018	2017	2016
Net income (loss)	$16,617	$(7,904)	$16,940
Investment income	(2,256)	(1,691)	(1,871)
Interest expense	10,280	9,896	7,595
Income tax provision (benefits)	10,681	(1,563)	4,572
Depreciation	7,968	8,408	3,582
Amortization of intangible assets	14,989	15,061	6,626
Stock-based compensation	9,298	7,833	5,854
Equity in net loss of affiliate	1,411	1,284	829
Acquisition and integration expenses	-	4,513	1,980
Non-cash adjustment to inventory and fixed asset	335	4,339	-
Legal expenses for LoJack battery performance issue	3,323	1,948	-
Litigation provision	7,415	7,244	2,900
Gain on LoJack battery performance legal Settlement	(28,333)	-	-
Other	654	-	-
Adjusted EBITDA	$52,382	$49,368	$49,007

It is not practicable for us to report identifiable assets by segment because these businesses share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenue by geographic area are as follows (in thousands):

	Year Ended February 28,
	2018	2017	2016
United States	$265,613	$259,974	$232,995
Europe, Middle East and Africa	45,830	49,918	19,178
South America	20,699	17,738	9,019
Canada	14,958	8,412	7,752
Asia and Pacific Rim	12,873	8,967	4,524
All other	5,939	6,093	7,251
	$365,912	$351,102	$280,719

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in fiscal years ended February 28, 2018, 2017 and 2016.

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2018 and 2017 (in thousands, except percentages and per share data). The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We derived this data from the unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$88,081	$89,767	$93,669	$94,395	$365,912
Gross profit	37,443	36,838	38,187	38,422	150,890
Gross margin	42.5%	41.0%	40.8%	40.7%	41.2%
Net income (loss)	(2,654)	12,232	11,806	(4,767)	16,617
Earnings (loss) per diluted share	$(0.08)	$0.34	$0.33	$(0.13)	$0.46

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$91,147	$90,479	$83,350	$86,126	$351,102
Gross profit	34,834	37,614	35,117	35,787	143,352
Gross margin	38.2%	41.6%	42.1%	41.6%	40.8%
Net income (loss)	(2,659)	521	(1,527)	(4,239)	(7,904)
Earnings (loss) per diluted share	$(0.07)	$0.01	$(0.04)	$(0.12)	$(0.22)

The net loss in the fiscal 2018 first quarter and fiscal 2017 fourth quarter included a litigation provision of $6.1 million and $7.2 million, respectively. The net income in the fiscal 2018 second quarter and third quarter included a gain from legal settlement of $15.0 million and $13.3 million, respectively. All of these events were described in Note 18 – Legal Proceedings.

NOTE 21 – SUBSEQUENT EVENT

On May 7, 2018, we announced that our Board of Directors has authorized a share repurchase program, under which we may repurchase up to $30 million of our outstanding common stock over the next 12 months. Under the stock repurchase program, we may repurchase shares in the open-market in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchase with existing cash balances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2018, that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that as of February 28, 2018 our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of February 28, 2018 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
CalAmp Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CalAmp Corp. and subsidiaries (the “Company”) as of February 28, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 28, 2018, of the Company and our report dated May 9, 2018 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA

May 9, 2018

ITEM 9B.OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On April 28, 2018, our Board of Directors, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2019 executive officer incentive compensation plan. The individuals covered by the fiscal 2019 executive officer incentive compensation plan are:

•	Michael Burdiek	President and Chief Executive Officer
•	Kurtis Binder	Executive Vice President, Chief Financial Officer
•	Garo Sarkissian	Senior Vice President, Corporate Development

Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 200%, respectively, of his annual salary. Mr. Binder is eligible for target and maximum bonuses of up to 65% and 130%, respectively, of his annual salary. Mr. Sarkissian is eligible for target and maximum bonuses of up to 55% and 110%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on us attaining certain levels of consolidated revenue and consolidated earnings before interest, taxes, depreciation, amortization and certain other adjustments (Adjusted EBITDA) for fiscal 2019.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

Any further information required by this Item 10 will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2018 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the caption “Executive Compensation” our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2018 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2018 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2018 is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth under the caption “Independent Public Accountants” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 25, 2018 and is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated as of February 1, 2016, by and among LoJack Corporation, CalAmp Corp. and Lexus Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-8 dated February 2, 2016).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.01 on Form 8-K dated December 23, 2016).

4.1

Indenture, dated May 6, 2015, between CalAmp Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

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

10.4	Form of Directors and Officers Indemnity Agreement.

10.5

Amendment dated February 27, 2017 to Loan and Security Agreement between Pacific Western Bank (successor in interest to Square I Bank), CalAmp Corp. and CalAmp’s domestic subsidiaries (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-K for the year ended February 28, 2017)..

10.6

Credit Agreement, dated as of March 30, 2018, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 5, 2018).

10.7

Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.8

Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

Exhibit Number	Description

10.9

Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp. and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.10

Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.11

Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.12

Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.13

Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp. and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.14

Confirmation of Warrant Transaction, dated April 30, 2015, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.15

Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp. and Jefferies International Limited (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.16

Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.17

Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp. and Barclays Bank PLC (incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.18

Confirmation of Additional Call Option Transaction, dated May 21, 2015, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.19

Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.20

Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.21

Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp. and Barclays Bank PLC (incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.22

Confirmation of Additional Warrant Transaction, dated May 21, 2015, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

Exhibit Number	Description

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.23	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 30, 2017).

10.24

Employment Agreement between the Company and Richard Vitelle effective May 31, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Report on Form 10-K for the period ended February 28, 2004).

10.25	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.26	Employment Agreement between the Company and Garo Sarkissian dated July 2, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the period ended June 2, 2007).

10.27

Form of amendment to all executive officer employment agreements entered into by the Company and each of its executives dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

10.28	Amendments to executive officer employment agreements dated June 12, 2013 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 14, 2013).

10.29

Amendment No. 2 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.30

Amendment No. 3 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.31

Amendment No. 3 to Employment Agreement between the Company and Richard Vitelle dated May 30, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the period ended May 31, 2014).

10.32

Amendment No. 3 to Employment Agreement between the Company and Michael Burdiek dated May 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended May 31, 2016).

10.33

Amendment No. 4 to Employment Agreement between the Company and Garo Sarkissian dated May 30, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the period ended May 31, 2016).

10.34

Amendment No. 4 to Employment Agreement between the Company and Richard Vitelle dated May 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the period ended May 31, 2016).

10.35

Amendment No. 4 to Employment Agreement between the Company and Michael Burdiek dated May 31, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended May 31, 2017).

10.36

Separation Agreement and General Release between the Company and Richard Vitelle dated July 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended August 31, 2017).

Exhibit Number	Description

10.37	Employment Agreement between the Company and Kurtis Binder dated July 17, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended August 31, 2017).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche, LLP.

23.2	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2018, 2017 and 2016, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2018.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A.J. Moyer	Chairman of the Board of Directors	May 9, 2018
A.J. Moyer

/s/ Kimberly Alexy	Director	May 9, 2018
Kimberly Alexy

/s/ Jeffery Gardner	Director	May 9, 2018
Jeffery Gardner

/s/ Amal Johnson	Director	May 9, 2018
Amal Johnson

/s/ Jorge Titinger	Director	May 9, 2018
Jorge Titinger

/s/ Larry Wolfe	Director	May 9, 2018
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	May 9, 2018

/s/ Kurtis Binder	Executive Vice President, Chief Financial Officer
Kurtis Binder	(principal accounting and financial officer)	May 9, 2018