Form 10-Q
period 2018-05-31
CalAmp Corp.
filed 2018-06-28
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of June 22, 2018 was 35,281,409.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	May 31,	February 28,
Assets	2018	2018
Current assets:
Cash and cash equivalents	$169,509	$132,603
Short-term marketable securities	9,261	23,400
Accounts receivable, net	69,814	71,580
Inventories	32,557	36,302
Prepaid expenses and other current assets	13,076	12,000
Total current assets	294,217	275,885
Property and equipment, net	21,087	21,262
Deferred income tax assets	32,200	31,581
Goodwill	73,284	72,980
Other intangible assets, net	49,227	52,456
Other assets	23,407	18,829
	$493,422	$472,993
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,939	$35,478
Accrued payroll and employee benefits	6,471	10,606
Deferred revenue	20,232	17,757
Other current liabilities	31,541	31,688
Total current liabilities	101,183	95,529
1.625% convertible senior unsecured notes	156,230	154,299
Other non-current liabilities	33,568	24,249
Total liabilities	290,981	274,077
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 35,507 and 35,718 shares issued and outstanding at May 31, 2018 and February 28, 2018, respectively	355	357
Additional paid-in capital	214,811	218,217
Accumulated deficit	(12,109)	(19,459)
Accumulated other comprehensive loss	(616)	(199)
Total stockholders' equity	202,441	198,916
	$493,422	$472,993

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2018	2017
Revenues:
Products	$76,916	$71,120
Application subscriptions and other services	17,972	16,961
Total revenues	94,888	88,081
Cost of revenues:
Products	47,353	42,425
Application subscriptions and other services	9,444	8,213
Total cost of revenues	56,797	50,638
Gross profit	38,091	37,443
Operating expenses:
Research and development	6,601	5,832
Selling and marketing	12,497	12,671
General and administrative	13,436	16,410
Restructuring (see Note 7)	3,383	-
Intangible asset amortization	2,748	3,858
Total operating expenses	38,665	38,771
Operating loss	(574)	(1,328)
Non-operating income (expense):
Investment income	853	333
Interest expense	(2,665)	(2,518)
Gain on legal settlement (see Note 16)	13,333	—
Other income (expense)	(226)	116
	11,295	(2,069)
Income (loss) before income taxes and equity in net loss of affiliate	10,721	(3,397)
Income tax benefit (provision)	(1,771)	1,080
Income (loss) before equity in net loss of affiliate	8,950	(2,317)
Equity in net loss of affiliate	(439)	(337)
Net income (loss)	$8,511	$(2,654)
Earnings (loss) per share:
Basic	$0.24	$(0.08)
Diluted	$0.23	$(0.08)
Shares used in computing earnings (loss) per share:
Basic	35,458	35,068
Diluted	36,453	35,068

Comprehensive income (loss):
Net income (loss)	$8,511	$(2,654)
Other comprehensive income:
Foreign currency translation adjustments	17	81
Unrealized gain on available-for-sale securities, net of tax	-	41
Total comprehensive income (loss)	$8,528	$(2,532)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,511	$(2,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,043	2,025
Intangible assets amortization expense	2,748	3,858
Stock-based compensation expense	2,467	1,817
Tax benefits on vested and exercised equity awards	220	157
Amortization of convertible debt issue costs and discount	1,931	1,816
Unrealized foreign currency transaction losses	137	—
Deferred tax assets, net	772	(1,609)
Equity in net loss of affiliate	439	337
Other	(99)	(319)
Changes in operating assets and liabilities:
Accounts receivable	1,621	2,070
Inventories	3,585	(3,348)
Prepaid expenses and other assets	(1,255)	1,069
Accounts payable	7,538	3,262
Accrued liabilities	(1,369)	1,344
Deferred revenue	1,623	1,083
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,912	10,908
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	23,507	6,722
Purchases of marketable securities	(9,262)	(546)
Capital expenditures	(2,121)	(2,079)
Other	(26)	(69)
NET CASH PROVIDED BY INVESTING ACTIVITIES	12,098	4,028
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(5,710)	—
Taxes paid related to net share settlement of vested equity awards	(233)	(156)
Proceeds from exercise of stock options	68	96
NET CASH USED IN FINANCING ACTIVITIES	(5,875)	(60)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	108
Net change in cash and cash equivalents	36,906	14,984
Cash and cash equivalents at beginning of period	132,603	93,706
Cash and cash equivalents at end of period	$169,509	$108,690

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2018	35,718	$357	$218,217	$(19,459)	$(199)	$198,916
Net income				8,511		8,511
Cumulative adjustment upon adoption of ASU 2016-01				434	(434)	-
Cumulative adjustment upon adoption of ASC 606				(1,595)		(1,595)
Stock-based compensation expense			2,467			2,467
Shares issued on net share settlement of equity awards	21	-	(233)			(233)
Exercise of stock options	38	-	68			68
Other comprehensive income, net of tax					17	17
Repurchases of common stock	(270)	(2)	(5,708)			(5,710)
Balances at May 31, 2018	35,507	$355	$214,811	$(12,109)	$(616)	$202,441

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2018 AND 2017

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their passengers and contents. We are a global organization that is headquartered in Irvine, California. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the year ended February 28, 2018 are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2018 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on May 10, 2018.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at May 31, 2018 and our results of operations for the three months ended May 31, 2018 and 2017. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). The new revenue recognition standard provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We adopted the new standard effective March 1, 2018 using the modified retrospective method, which we applied to all contracts. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Products. In accordance with ASC 606, we recognize revenue from product sales when upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the shipment reaches the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and are recognized as the related services are performed.

Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”). Our SaaS-based and PaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide the customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via software applications hosted by us. Generally, we defer the recognition of revenue for the products that are sold with application subscriptions. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. The upfront fees may provide a material right to the customer that has influence over the customers’ right to renew. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Subscription renewal fees are recognized ratably over the term of the renewal. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance vertical and four years in the fleet management vertical. Our deferred contract revenue under ASC 606 does not include future subscription fees associated with customers’ unexercised contract renewal rights.

Contract Balances. Timing of revenue recognition may differ from the timing on invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three months ended May 31, 2018, we recognized $6.5 million in revenue from the beginning deferred revenue balance of $41.7 million.

As of May 31, 2018, we have estimated remaining performance obligations for contractually committed revenues of $43.8 million, of which we expect to recognize approximately 46% over the next 12 months and the remainder thereafter. We have utilized the practical expedient to exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements that are executed in our normal business activities and are recorded at invoiced amounts. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. We mitigate a portion of our receivables credit risk through credit insurance. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a monthly basis, and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. The allowance for doubtful accounts totaled $0.9 million and $1.2 million as of May 31, 2018 and February 28, 2018, respectively.

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

Patent Litigation and Other Contingencies

We accrue for patent litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our consolidated statements of comprehensive income (loss). Although we take considerable measures to mitigate our exposure in these matters, litigation is inherently unpredictable. Nonetheless, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes were immaterial for both of the three months periods ended May 31, 2018 and 2017.

Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 Compensation – Stock Compensation. We adopted the standard during the fiscal quarter ended May 31, 2018. The adoption of the standard had no impact on our condensed consolidated financial statement for the three months ended May 31, 2018.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2019. After the adoption of this standard, which will be applied prospectively, we will follow a one-step model for goodwill impairment. We do not anticipate this pronouncement will have a significant impact on our condensed consolidated financial statements upon adoption.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements at the time of adoption, with certain practical expedients available. Early adoption is permitted. We have not completed the assessment of the impact on our condensed consolidated financial statements, but we do expect to record ROU assets and lease liabilities upon adoption.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. We adopted the standard during the fiscal quarter ended May 31, 2018. Upon adoption, we reclassified $0.4 million of unrealized gain (net of income taxes) reported in accumulated other comprehensive loss for available for sale equity securities to beginning accumulated deficit.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard (“ASC 606”) provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017; therefore, we were required to adopt this standard effective March 1, 2018. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We adopted the new standard using the modified retrospective method and applied to all contracts with customers. The new standard did not materially affect our results of operations, financial position or cash flows. The new standard resulted in minor changes to the timing of recognition of revenues for certain deferred revenues.

Since the modified retrospective method does not result in recasting of the prior year financial statements, ASC 606 requires us to provide additional disclosures for the amount by which each financial statement line item was affected by adoption of the standard, with an explanation of the reasons for significant changes.

The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASC 606 were as follows (in thousands):

	Balance at February 28, 2018	Topic ASC 606 Adjustments	Balance at March 1, 2018
Assets
Prepaid expenses and other current assets	$12,000	1,891	$13,891
Deferred income tax assets	31,581	532	32,113
Other assets	18,829	3,145	21,974

Liabilities and Stockholders' Equity
Deferred revenue	$17,757	2,156	19,913
Other non-current liabilities	24,249	5,007	29,256

Stockholders' equity
Accumulated deficit	$(19,459)	(1,595)	(21,054)

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our condensed consolidated balance sheet for the first quarter of current fiscal year was as follows:

	For the first quarter ended May 31, 2018
	As reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets	$13,076	(1,766)	$11,310
Deferred income tax assets	32,200	(532)	31,668
Other assets	23,407	(3,202)	20,205

Liabilities and Stockholders' Equity
Deferred revenue	$20,232	(1,809)	18,423
Other non-current liabilities	33,568	(5,212)	28,356

Stockholders' equity:
Accumulated deficit	$(12,109)	1,575	(10,534)

The impact of adopting ASC 606 on our condensed consolidated financial statements for the first quarter of the current fiscal year was immaterial.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of May 31, 2018
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$81,851	$—	$81,851	$81,851	$—	$—
Level 1:
Money market funds	8,405	—	8,405	8,405	—	—
Mutual funds (1)	5,946	720	6,666	—	—	6,666
International equities	309	4	313	—	—	313
Level 2:
Repurchase agreements	74,500	—	74,500	74,500	—	—
Corporate bonds	14,016	(2)	14,014	4,753	9,261	—
Total	$185,027	$722	$185,749	$169,509	$9,261	$6,979

	As of February 28, 2018
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$51,529	$—	$51,529	$51,529	$—	$—
Level 1:
Money market funds	9,034	—	9,034	9,034	—	—
Mutual funds (1)	4,920	721	5,641	—	—	5,641
International equities	2,175	643	2,818	—	2,509	309
Level 2:
Repurchase agreements	57,500	—	57,500	57,500	—	—
Corporate bonds	35,444	(13)	35,431	14,540	20,891	—
Total	$160,602	$1,351	$161,953	$132,603	$23,400	$5,950

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2018	2018
Raw materials	$16,974	$18,629
Work in process	340	567
Finished goods	15,243	17,106
	$32,557	$36,302

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 28, 2018	Additions	Other (1)	May 31, 2018	Feb. 28, 2018	Expense	May 31, 2018	May 31, 2018	Feb. 28, 2018
Developed technology	2-7 years	$22,280	$—	$—	$22,280	$14,288	$990	$15,278	$7,002	$7,992
Tradenames	7-10 years	37,729	6	—	37,735	9,087	888	9,975	27,760	28,642
Customer lists	4-7 years	22,950	—	—	22,950	19,623	420	20,043	2,907	3,327
Dealer relationships	7 years	16,850	—	(507)	16,343	4,714	441	5,155	11,188	12,136
Patents	5 years	483	20	—	503	124	9	133	370	359
		$100,292	$26	$(507)	$99,811	$47,836	$2,748	$50,584	$49,227	$52,456

Estimated future amortization expense as of May 31, 2018 is as follows (in thousands):

2019 (remainder)	$8,727
2020	9,628
2012	7,806
2022	6,172
2023	5,952
Thereafter	10,942
$49,227

Changes in goodwill are as follows (in thousands):

	Three Months Ended
	May 31,
	2018	2017
Balance at beginning of period	$72,980	$72,980
Other (1)	304	—
Balance at end of period	$73,284	$72,980

(1)	Amounts represent certain adjustments related to the LoJack acquisition.

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

Other Assets	May 31,	February 28,
	2018	2018
Deferred compensation plan assets	$6,666	$5,641
Investment in international licensees	2,353	2,349
Equity investment in and loan to ThinxNet GmbH	2,674	2,674
Equity investment in and loan to Smart Driver Club	3,342	3,814
Deferred contract cost	7,547	3,523
Other	825	828
	$23,407	$18,829

We have a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or another date specified by them in accordance with the plan. We are funding the plan obligations through cash deposits to a Rabbi Trust that are invested in various equities, bond and money market mutual funds in generally the same proportion as investment elections made by the participants. The deferred compensation plan liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

In fiscal 2016, we invested £1,400,000 or approximately $2.2 million for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a telematics-based insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since we have significant influence over the investee. To date we have made loans aggregating £4,200,000, and £500,000 was made in June 2018. The loans to Smart Driver Club bear interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2021. The foreign currency translation adjustment for the equity investment and loans amounted to $0.2 million as of May 31, 2018 and is included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet as of that date. Our equity in the net loss of Smart Driver Club amounted to $0.3 million and $0.3 million in the three months ended May 31, 2018 and 2017, respectively. To date, our equity in the cumulative net losses of Smart Driver Club is $3.9 million.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6%, which has a fixed term of 12 months, after which the loan can be converted to equity in ThinxNet or a loan payable on demand at our option. The assets received in this exchange are included in other assets in the condensed consolidated balance sheet at May 31, 2018 and February 28, 2018.

NOTE 6 – FINANCING ARRANGEMENTS

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate plus an applicable margin rate determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding on this revolving credit facility at May 31, 2018.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of May 31, 2018, we were in compliance with our covenants under the revolving credit facility.

1.625% Convertible Senior Unsecured Notes

As of May 31, 2018, we had outstanding $172.5 million aggregate principal amount of convertible senior unsecured notes (“Notes”). The Notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The Notes mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. We may not redeem the Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount. This ratio is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of May 31, 2018, the conditions allowing holders of the Notes to convert have not been met.

If we undergo a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase their Notes at a repurchase price of 100% of the principal amount, plus accrued and unpaid interest, if any, up to but not including the fundamental change repurchase date. In addition, following certain corporate events that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.5 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.

Balances attributable to the Notes consist of the following (in thousands):

	May 31,	February 28,
	2018	2018
Principal	$172,500	$172,500
Less: Unamortized debt discount	(14,430)	(16,143)
Unamortized debt issuance costs	(1,840)	(2,058)
Net carrying amount of the Notes	$156,230	$154,299

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The approximate fair value of the Notes as of May 31, 2018 was $178.1 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

NOTE 7 – RESTRUCTURING CHARGES

In the first quarter of fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency and reduce operating expenses. Effective May 31, 2018, we recorded approximately $0.9 million in severance and employee related costs, which were substantially all under the Telematics Systems reportable segment, as well as $2.5 million for vacant office and manufacturing facility space under Corporate Expenses.

The anticipated rent payments for the vacant portion of leased facilities will be made through December 2025. There is no guarantee that the termination and cease use charges will not exceed the estimates or that the impact of future net costs reduction will be achieved. As of May 31, 2018, we have not made any payments for the restructuring charges.

NOTE 8 - INCOME TAXES

We use the assets and liabilities method when accounting for income taxes. Under this method, deferred income tax asset and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Tax Cuts and Jobs Act (“The Act”) was enacted on December 22, 2017. At February 28, 2018, we determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. At that time, we recognized a charge of $6.6 million as a component of our income tax expense principally related to the impact of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. At May 31, 2018, we had not completed our accounting for the tax effects of enactment of the Act and therefore, we are still analyzing certain aspects of the legislation and refining our calculations such as our current year estimates and filings of certain tax returns, which could affect the measurement of our deferred tax assets and liabilities.

We are subject to taxation in the United States and various foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States, Italy and Ireland. Income tax returns for fiscal years 2014 through 2017 remain open to examination by U.S. federal and state tax authorities. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Most of our foreign subsidiaries’ tax returns for 2013 to present remain open for examination by the tax authorities in the countries in which they are filed. Tax returns filed in Italy from 2012 to present remain open for examination. Our 2010 and subsequent tax years remain open to examination in Ireland.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method.

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended
	May 31,
	2018	2017
Net income (loss)	$8,511	$(2,654)
Basic weighted average number of common
shares outstanding	35,458	35,068
Effect of stock options and restricted stock
units computed on treasury stock method	995	—
Diluted weighted average number of common
shares outstanding	36,453	35,068
Earnings (loss) per share:
Basic	$0.24	$(0.08)
Diluted	$0.23	$(0.08)

All outstanding options and restricted stock units for the three months ended May 31, 2017 were excluded from the computation of diluted earnings per share because we reported net losses for this quarter and the effect of inclusion would be antidilutive.

We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Notes. Our intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the shares issuable for the conversion value in excess of the principal amount of the Notes would be included in diluted earnings per share. From the time of the issuance of Notes, the average market price of our common stock has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Repurchase

On May 7, 2018, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common stock over the next 12 months. Under the stock repurchase program, we may repurchase shares in the open market. The extent to which we repurchase our shares and the timing of such repurchases will depend upon a variety of factors including market conditions, regulatory requirements and other corporate considerations. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchase with existing cash balances.

During the quarter ended May 31, 2018, we repurchased 0.3 million shares of our common stock at an average share price of $21.15 for a total cost of $5.7 million including commissions. All of the share repurchases were paid for and retired as of May 31, 2018.

Equity Awards

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended
	May 31,
	2018	2017
Cost of revenues	$177	$138
Research and development	365	234
Selling and marketing	571	386
General and administrative	1,354	1,059
	$2,467	$1,817

Changes in our outstanding stock options during the three months ended May 31, 2018 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2018	980	$11.29	5.9
Granted	—	—
Exercised	(38)	1.80
Forfeited or expired	—	—
Outstanding at May 31, 2018	942	$11.67	5.9	$11,056
Exercisable at May 31, 2018	552	$7.93	4.1	$8,539

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2018 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2018	1,434	$17.72
Granted	18	22.45
Vested	(32)	16.91	10
Forfeited	(57)	17.53
Outstanding at May 31, 2018	1,363	$17.80

As of May 31, 2018, there was $18.8 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as expense over a weighted-average remaining vesting period of 2.8 years.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components, net income and Other Comprehensive Income (Loss) (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Our OCI consists of currency translation adjustments from our foreign subsidiaries that do not use the U.S. dollar as their functional currency and unrealized gains and losses on equity investments and marketable securities classified as available-for-sale. As described in Note 1, upon adoption of ASU 2016-01 on March 1, 2018, we reclassified an unrealized gain on available-for-sale securities from Accumulated Other Comprehensive Income (“AOCI”) to beginning accumulated deficit.

The following table shows the changes in AOCI by component for the three months ended May 31, 2018 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 28, 2018	$(628)	$429	$(199)
Other comprehensive loss, net of tax	12	(429)	(417)
Balances at May 31, 2018	$(616)	$-	$(616)

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows:

	Three Months Ended May 31,
	2018	2017
Net sales:
Customer A	11.6%	11.3%

	May 31,	February 28,
	2018	2018
Accounts receivable:
Customer A	15.4%	14.9%
Customer B	6.9%	13.0%

Customer B represents certain of our customers, which are considered affiliates under common control and collectively represent more than 6.9% of our accounts receivable at May 31, 2018. Through our history and presently we have dealt with separate purchasing departments for the individual customers and have at all times sold different products to each of them.

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

	Three Months Ended May 31,
	2018	2017
Inventory purchases:
Supplier A	28.4%	45.7%
Supplier B	21.1%	8.9%

	May 31,	February 28,
	2018	2018
Accounts payable:
Supplier A	32.8%	40.5%
Supplier B	21.5%	16.2%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the similar terms from another supplier.

NOTE 13 - PRODUCT WARRANTIES

All products have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment for our products. We periodically adjust our estimate for actual warranty claims and historical claims experience as well as the impact of known product operational issues.  The warranty reserve is included in Other Current Liabilities in the consolidated balance sheets. Activity in the accrued warranty costs liability is as follows (in thousands):

	Three Months Ended
	May 31,
	2018	2017
Balance at beginning of period	$5,734	$6,518
Charged to costs and expenses	34	378
Deductions	(328)	(502)
Balance at end of period	$5,440	$6,394

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2018	2018
Warranty reserves	$5,440	$5,734
Litigation reserve	17,987	17,559
Restructuring	861	-
Other	7,253	8,395
	$31,541	$31,688

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2018	2018
Deferred revenue	$23,533	$16,763
Deferred compensation plan liability	6,668	5,642
Accrued restructuring costs	1,641	-
Other	1,726	1,844
	$33,568	$24,249

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2018	2017
Interest expense on convertible senior unsecured notes:
Stated interest at 1.625% per annum	$701	$701
Amortization of note discount	1,713	1,610
Amortization of debt issue costs	218	206
	2,632	2,517
Other interest expense	33	1
Total interest expense	$2,665	$2,518

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2018	2017
Interest expense paid	$1,402	$1,440
Income tax paid	$47	$41

NOTE 15 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

Our business activities is organized into two reportable segments –Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products and technology.

The Telematics Systems segment offers a portfolio of wireless data communications products that includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications.

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

Segment information for the three months ended May 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended May 31, 2018				Three Months Ended May 31, 2017
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$76,352	$18,536	$—	$94,888	$71,996	$16,085	$—	$88,081
Adjusted EBITDA	$10,814	$2,922	$(1,559)	$12,177	$12,820	$1,221	$(860)	$13,181

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based on earnings before interest, taxes, depreciation, amortization and certain other charges (“Adjusted EBITDA”) and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our operating segments. The adjustments to our net income (losses) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Three Months Ended May 31,
	2018	2017
Net income (loss)	$8,511	$(2,654)
Investment income	(853)	(333)
Interest expense	2,665	2,518
Income tax provision (benefits)	1,771	(1,080)
Depreciation	2,043	2,025
Amortization of intangible assets	2,748	3,858
Stock-based compensation	2,467	1,817
Equity in net loss of affiliate	439	337
Restructuring charges	3,383	—
Legal expenses for LoJack battery performance issue	1,686	497
Litigation provision	428	6,075
Gain on LoJack battery performance legal Settlement	(13,333)	—
Other	222	121
Adjusted EBITDA	$12,177	$13,181

It is not practicable for us to report identifiable assets by segment because these business units share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	May 31,
	2018	2017
United States	$70,417	$63,865
Europe, Middle East and Africa	13,344	11,162
South America	4,167	3,792
Canada	1,364	3,359
Asia and Pacific Rim	3,759	2,800
All other	1,837	3,103
	$94,888	$88,081

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three months ended May 31, 2018 and 2017.

NOTE 16 – LEGAL PROCEEDINGS

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre (the “HKIAC”). LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited, make payments to us in the aggregate amount of approximately $46 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). As of May 31, 2018, we had received approximately $41.3 million of the expected $46 million net amount, of which approximately $15 million was received in June 2017, $13 million was received in November 2017 and $13 million was received in April 2018. The Settlement amounts are reported as other non-operating income in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2018 and the fiscal quarter ended May 31, 2018. Pursuant to the Settlement, we are due to receive an additional installment payment of approximately $5 million net of fees in the next few months.

Other legal matters

As previously disclosed on Form 10-K for the year ended February 28, 2018 that was filed with the U.S. Securities and Exchange Commission on May 10, 2018, the following are other outstanding legal matters:

We filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit that Omega Patents, LLC, (“Omega”) filed against us. The court denied these motions and we then filed an appeal at the Court of Appeals for the Federal Circuit. We continue to believe that our products do not infringe any claims of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows or results of operations.

Tracker Connect (Pty) LTD ("Tracker"), LoJack's international licensee in South Africa, commenced arbitration proceedings against LoJack's Irish subsidiary by filing a notice of arbitration. The filing alleges breaches of the parties' license agreement, misrepresentations, and other violations. Tracker seeks monetary damages and recovery of attorneys' fees. On March 3, 2017, LoJack's Irish subsidiary filed its response to the notice, and counterclaims against Tracker for material breaches of the parties' license agreement and bad faith conduct. The arbitral tribunal was selected, the arbitration was conducted in March 2018, and the closing arguments were heard on June 25, 2018. We expect the arbitral panel will render its decision on or before October 31, 2018. While it is not feasible to predict with certainty the outcome of this litigation, the ultimate resolution could be material to our cash flows and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2018, as filed with the U.S. Securities and Exchange Commission on May 10, 2018, and include the following areas:

•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Product warranties;
•	Patent litigation and other contingencies;
•	Deferred income tax assets and uncertain tax positions;
•	Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
•	Stock-based compensation expense; and
•	Revenue recognition.

Other than the adoption of ASC 606 and ASU 2016-01 (see Note 1), there have been no significant changes to these accounting policies as of May 31, 2018.

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) developments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile and fixed assets for enterprises and consumers. Our business is organized into two reportable segments – Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker, uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these two segments. A description of the reportable business segments follows.

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

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before

Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the Chief Operating Decision Maker (“CODM”), uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the requirements of Regulation G, Conditions for Use of Non-GAAP Financial Measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15 for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

Three months ended May 31, 2018 compared to three months ended May 31, 2017:

Revenue by Segment

	Three Months Ended May 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$76,352	80.5%	$71,996	81.7%	$4,356	6.1%
Software & Subscription Services	18,536	19.5%	16,085	18.3%	2,451	15.2%
Total	$94,888	100.0%	$88,081	100.0%	$6,807	7.7%

Telematics Systems revenue increased by $4.4 million or 6.1% for the three months ended May 31, 2018 compared to the same period last year. The increase was due to an increase in sales volume for our MRM telematics and Network and OEM products as demand from our top customers increased due to more favorable conditions in the fleet management, asset tracking and heavy equipment markets.

Software & Subscription Services revenue increased by $2.5 million or 15.2% for the three months ended May 31, 2018 compared to the same period last year. The increase was due to growth in our Lojack Italia operations and the subscriber base with a large freight transport customer coupled with a more favorable Euro to U.S. dollar exchange rate compared to the same period last year.

Cost of Revenues and Gross Profit

	Three Months Ended May 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$94,888	100.0%	$88,081	100.0%	$6,807	7.7%
Cost of revenues	56,797	59.9%	50,638	57.5%	6,159	12.2%
Gross profit	$38,091	40.1%	$37,443	42.5%	$648	1.7%

Consolidated gross profit increased by $0.6 million or 1.7% for the three months ended May 31, 2018 compared to the same period last year. The increase in absolute dollar terms was due to higher revenue in the Telematics Systems business. Consolidated gross margin decreased to 40.1% for the three months ended May 31, 2018 from 42.5% for the same period last year. This decrease was primarily due to a change in product mix in the current period as well as the impact of high margin revenue earned on a strategic technology partnership arrangement in the same period last year.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in the condensed consolidated statement of comprehensive income (loss).

Operating Expenses

	Three Months Ended May 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,601	7.0%	$5,832	6.6%	$769	13.2%
Selling and marketing	12,497	13.2%	12,671	14.4%	(174)	(1.4%)
General and administrative	13,436	14.2%	16,410	18.6%	(2,974)	(18.1%)
Restructuring	3,383	3.6%	-	0.0%	3,383	100.0%
Intangible asset amortization	2,748	2.9%	3,858	4.4%	(1,110)	(28.8%)
Total	$38,665	40.9%	$38,771	44.0%	$(106)	(0.3%)

Consolidated research and development expense increased by $0.8 million or 13.2% for the three months ended May 31, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.0% for the three months ended May 31, 2018 compared to 6.6% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense decreased by $0.2 million or 1.4% for the three months ended May 31, 2018 compared to the same period last year. The decrease was primarily driven by a decrease in professional services and web design costs as we substantially completed our CalAmp and LoJack brand refresh initiatives during the prior fiscal year.

Consolidated general and administrative expenses decreased by $3.0 million or 18.1% for the three months ended May 31, 2018 compared to the same period last year. The decrease was primarily driven by decline in litigation provisions and expenses related to existing legal matters (see Note 16).

As described in Note 7, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. As a result, we recorded approximately $0.9 million in severance and employee related costs as well as $2.5 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use. Restructuring costs are shown separately in the operating expenses in the condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles decreased by $1.1 million or 28.8% for the three months ended May 31, 2018 compared to the same period last year due to completion of amortization on various certain older intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $0.5 million to $0.9 million for the three months ended May 31, 2018 from $0.3 million for the three months ended May 31, 2017. The increase was due primarily to an increase in investment income on Rabbi Trust assets that serve to informally fund the non-qualified deferred compensation plan.

Interest expense increased $0.1 million to $2.7 million for the three months ended May 31, 2018 from $2.5 million for the three months ended May 31, 2017 due to primarily to convertible debt discount and issue costs that are being amortized on the effective interest method.

See Note 16 to the accompanying unaudited condensed consolidated financial statements for information concerning the $13.3 million net gain on the legal Settlement with a supplier.

Other non-operating expense for the three months ended May 31, 2018 increased $0.3 million from the comparable period of the prior year due to an unfavorable shift in currency exchange rates.

Overall Profitability Measures

GAAP-basis net income in the three months ended May 31, 2018 was $9.8 million as compared to a net loss of $2.7 million in the three months ended May 31, 2017. The increase is primarily the result of the $13.3 million net non-operating gain from the supplier legal Settlement and lower legal expenses during the latest quarter, which is partially offset by the restructuring charges incurred of $3.4 million.

	Three Months Ended May 31,
(In thousands)	2018	2017	$ Change	% Change
Segment
Telematics Systems	$10,814	$12,820	$(2,006)	(15.6%)
Software & Subscription Services	2,922	$1,221	1,701	139.3%
Corporate Expenses	(1,559)	$(860)	(699)	81.3%
Total Adjusted EBITDA	$12,177	$13,181	$(1,004)	(7.6%)

Adjusted EBITDA for Telematics Systems in the three months ended May 31, 2018 decreased $2.0 million compared to the same period last year due to the impact of high margin revenue earned on a strategic technology partnership arrangement in the first quarter of fiscal 2018. Adjusted EBITDA for Software and Subscription Services increased $1.7 million compared to the same period last year due primarily to higher gross profit from our fleet management service deployments.

See Note 15 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Income Tax Provision

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of income or loss that is taxed at high effective rates domestically versus pretax book income or loss that is taxed at low effective rates internationally. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

The effective income tax rate was 16.5% in the three months ended May 31, 2018 compared to 31.8% in the same period prior year. The effective tax rate in the three months ended May 31, 2018 is lower than the statutory U.S. federal income tax rate of 21% due primarily to federal and state research and development tax credits and tax benefits from the exercise of stock options and vesting of restricted stock units.

As disclosed in the Form 10-K filed on May 10, 2018, we determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Bulletin No. 118 as of February 28, 2018. We continue to evaluate the impact of the current corporate tax reform recently passed by the U.S. Congress.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2018, our primary cash needs have been for working capital purposes and, to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of May 31, 2018, we have $178.8 million of cash, cash equivalents and marketable securities.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. There were no borrowings outstanding on this revolving credit facility at May 31, 2018.

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes matters whereby the final settlement has not been determined at this time. In connection with these matters, we may have to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 16 to the accompanying consolidated financial statements for additional information on legal proceedings.

Cash flows from operating activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, deferred income taxes, equity in net loss of affiliate, and the effect of changes in components of working capital.

Our cash flow from operating activities are attributable to our net income as well as how well we manage our working capital, which is dictated by the volume of products we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them. We purchase a majority of our products from significant suppliers located in Asia that generally provide us 60-day payment terms for products purchased. Our significant customers are located in the United States and certain foreign countries. We believe that our relationships with our key customers are very good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from them within 30 to 45 days of our invoice date. Since we are paying our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are within 45 days, we have historically generated positive cash flows from operating activities.

For the three months ended May 31, 2018, net cash provided by operating activities was $30.9 million. Net income was $8.5 million, which was primarily attributable to a $13.3 million net gain from a legal settlement with a former supplier of LoJack that was realized as non-operating income during the period. The supplier settlement agreement provides for one remaining payment of $5.0 million net proceeds, which we expect to receive in the next few months. Our non-cash expenses, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, deferred income taxes and equity in net loss of affiliate was a $15.9 million source of cash in the quarter. Changes in operating assets and liabilities represented a $6.9 million source of cash, primarily driven by changes in working capital including an increase in accounts payable, accrued liabilities and deferred revenue but partially offset by a decrease in accounts receivable and inventory. The increases in our net income and working capital accounts was attributable to an increase in sales volume especially during the period.

For the three months ended May 31, 2017, net cash provided by operating activities was $10.9 million, which primarily resulted from a net loss of $2.7 million, as well as similar activities within other non-cash items and changes in working capital as noted above.

Cash flow from investing activities

For the three months ended May 31, 2018 and 2017, our net cash provided by investing activities were $12.1 million and $4.0 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate.

Additionally, our investing activities include capital expenditures to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, all of which will be done to support the future growth of our business.

Cash flow from financing activities

For the three months ended May 31, 2018 and 2017, our net cash used by financing activities were $5.9 million and $60 thousand. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options.

On May 7, 2018, we announced that our Board of Directors authorized a share repurchase program, under which we may repurchase up to $30 million of our outstanding common stock over the next 12 months. For the three months ended May 31, 2018, we repurchased and retired a total of $5.7 million in outstanding common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the first quarter of fiscal 2019, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2018 as filed with the Securities and Exchange Commission on May 10, 2018.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to collect the last installment under the Settlement with Eve Holdings Limited, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended February 28, 2018 as filed with the U.S. Securities and Exchange

Commission on May 10, 2018. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.6 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' equity section of the consolidated balance sheet at May 31, 2018. The aggregate foreign currency transaction exchange rate gain (loss) included in determining loss before income taxes and equity in net loss of affiliate were $(0.2) million and $0.1 million in the three months ended May 31, 2018 and 2017, respectively.

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

As the majority of our investment portfolio has a short-term nature, we do not believe an immediate increase or decrease in interest rate would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2018, as filed with the U.S. Securities and Exchange Commission on May 10, 2018, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during first quarter ended May 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased Under the Plans or Programs (2)
May 7 - May 31, 2018	270,000	$21.15	270,000	$24,289,421

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(2)

As announced on May 7, 2018, our Board of Directors approved a share repurchase program of up to $30 million of our outstanding common stock. As of May 31, 2018, $5.7 million of the $30 million had been utilized. The remaining $24.3 million in the table represents the amount available to repurchase shares under the authorized program as of May 31, 2018. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 27, 2018	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)