Form 10-Q
period 2018-08-31
CalAmp Corp.
filed 2018-09-27
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of September 21, 2018 was 34,760,955.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 31,	February 28,
Assets	2018	2018
Current assets:
Cash and cash equivalents	$273,972	$132,603
Short-term marketable securities	31,026	23,400
Accounts receivable, net	70,981	71,580
Inventories	31,194	36,302
Prepaid expenses and other current assets	14,482	12,000
Total current assets	421,655	275,885
Property and equipment, net	22,405	21,262
Deferred income tax assets	21,421	31,581
Goodwill	73,284	72,980
Other intangible assets, net	46,385	52,456
Other assets	25,773	18,829
	$610,923	$472,993
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,159	$35,478
Accrued payroll and employee benefits	7,544	10,606
Deferred revenue	20,683	17,757
Other current liabilities	31,621	31,688
Total current liabilities	96,007	95,529
Convertible senior unsecured notes, net	268,980	154,299
Other non-current liabilities	36,200	24,249
Total liabilities	401,187	274,077
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 34,758 and 35,718 shares issued and outstanding at August 31, 2018 and February 28, 2018, respectively	348	357
Additional paid-in capital	222,981	218,217
Accumulated deficit	(12,963)	(19,459)
Accumulated other comprehensive loss	(630)	(199)
Total stockholders' equity	209,736	198,916
	$610,923	$472,993

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
Revenues:
Products	$76,974	$74,517	$153,890	$145,637
Application subscriptions and related products and other services	19,063	15,250	37,035	32,211
Total revenues	96,037	89,767	190,925	177,848
Cost of revenues:
Products	46,045	44,641	93,398	87,066
Application subscriptions and related products and other services	10,171	8,288	19,615	16,501
Total cost of revenues	56,216	52,929	113,013	103,567
Gross profit	39,821	36,838	77,912	74,281
Operating expenses:
Research and development	7,599	6,725	14,200	12,557
Selling and marketing	12,523	12,515	25,020	25,186
General and administrative	11,991	10,756	25,427	27,166
Restructuring (see Note 7)	566	—	3,949	—
Intangible asset amortization	2,893	3,710	5,641	7,568
Total operating expenses	35,572	33,706	74,237	72,477
Operating income	4,249	3,132	3,675	1,804
Non-operating income (expense):
Investment income	1,007	396	1,860	729
Interest expense	(3,767)	(2,567)	(6,432)	(5,085)
Gain on legal settlement (see Note 16)	—	15,032	13,333	15,032
Loss on extinguishment of debt (see Note 6)	(2,033)	—	(2,033)	—
Other income (expense)	(277)	314	(503)	431
	(5,070)	13,175	6,225	11,107
Income (loss) before income taxes and equity in net loss of affiliate	(821)	16,307	9,900	12,911
Income tax benefit (provision)	497	(3,699)	(1,274)	(2,619)
Income (loss) before equity in net loss of affiliate	(324)	12,608	8,626	10,292
Equity in net loss of affiliate	(530)	(376)	(969)	(713)
Net income (loss)	$(854)	$12,232	$7,657	$9,579
Earnings (loss) per share:
Basic	$(0.02)	$0.35	$0.22	$0.27
Diluted	$(0.02)	$0.34	$0.21	$0.27
Shares used in computing earnings (loss) per share:
Basic	34,850	35,204	35,141	35,136
Diluted	34,850	36,021	36,073	35,973

Comprehensive income (loss):
Net income (loss)	$(854)	$12,232	$7,657	$9,579
Other comprehensive income (loss):
Foreign currency translation adjustments	(14)	(260)	3	(179)
Unrealized gain on available-for-sale securities, net of tax	-	10	-	51
Total comprehensive income (loss)	$(868)	$11,982	$7,660	$9,451

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,657	$9,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,341	3,983
Intangible assets amortization expense	5,641	7,568
Stock-based compensation expense	5,147	4,044
Tax benefits on vested and exercised equity awards	525	241
Amortization of convertible debt issue costs and discounts	4,537	3,679
Loss on extinguishment of debt	2,033	—
Impairment loss on equity investment	326	—
Unrealized foreign currency transaction losses	187	(385)
Deferred tax assets, net	(211)	669
Equity in net loss of affiliate	969	713
Other	(72)	55
Changes in operating assets and liabilities:
Accounts receivable	505	516
Inventories	4,878	(1,440)
Prepaid expenses and other assets	(4,879)	(3,034)
Accounts payable	743	4,335
Accrued liabilities	139	4,648
Deferred revenue	4,367	838
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,833	36,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	32,792	7,268
Purchases of marketable securities	(40,312)	(4,548)
Capital expenditures	(5,770)	(3,713)
Advances to equity method investee	(1,063)	(650)
Other	(78)	(135)
NET CASH USED IN INVESTING ACTIVITIES	(14,431)	(1,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2025 Convertible Notes	230,000	—
Payment of debt issuance costs of 2025 Convertible Notes	(7,305)	—
Purchase of capped call on 2025 Convertible Notes	(21,160)	—
Repurchase of 2020 Convertible Notes	(53,683)	—
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	3,122	—
Repurchases of common stock	(28,564)	—
Taxes paid related to net share settlement of vested equity awards	(3,347)	(2,335)
Proceeds from exercise of stock options	101	128
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	119,164	(2,207)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(197)	906

Net change in cash and cash equivalents	141,369	32,930
Cash and cash equivalents at beginning of period	132,603	93,706
Cash and cash equivalents at end of period	$273,972	$126,636

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2018	35,718	$357	$218,217	$(19,459)	$(199)	$198,916
Cumulative adjustment upon adoption of ASU 2016-01, net of tax				434	(434)	—
Cumulative adjustment upon adoption of ASC 606, net of tax				(1,595)		(1,595)
Net income				7,657		7,657
Equity component of 2025 Convertible Notes, net of tax			51,902			51,902
Purchase of capped call on 2025 Convertible Notes, net of tax			(15,870)			(15,870)
Debt issuance costs of 2025 Convertible Notes allocated to equity, net of tax			(1,649)			(1,649)
Equity component of the repurchased 2020 Convertible Notes			(6,088)			(6,088)
Unwind of note hedges and warrants of 2020 Convertible Notes, net of tax			3,122			3,122
Stock-based compensation expense			5,147			5,147
Shares issued on net share settlement of equity awards	156	2	(3,348)			(3,346)
Issuance of shares for restricted stock awards	84	1	(1)			—
Exercise of stock options	55	1	100			101
Other comprehensive income, net of tax					3	3
Repurchases of common stock	(1,255)	(13)	(28,551)			(28,564)
Balances at August 31, 2018	34,758	$348	$222,981	$(12,963)	$(630)	$209,736

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2018 AND 2017

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

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2018 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on May 10, 2018.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2018 and our results of operations for the three and six months ended August 31, 2018 and 2017. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Products. In accordance with ASC 606, we recognize revenue from product sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the shipment reaches the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and are recognized as the related services are performed.

Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”). Our SaaS-based and PaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. Generally, we defer the recognition of revenue for the products that are sold with application subscriptions. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. The upfront fees may provide a material right to the customer that has influence over the customers’ right to renew. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Subscription renewal fees are recognized ratably over the term of the renewal. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. Our deferred contract revenue under ASC 606 does not include future subscription fees associated with customers’ unexercised contract renewal rights. The product revenues for certain customer arrangements are presented combined within Application subscription and related products and other services in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

Sales taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three and six months ended August 31, 2018, we recognized $4.6 million and $11.2 million in revenue from the beginning deferred revenue balance of $41.7 million on March 1, 2018, respectively.

As of August 31, 2018, we have estimated remaining performance obligations for contractually committed revenues of $46.5 million, of which we expect to recognize approximately 26% through the remainder of fiscal 2019, 33% for fiscal 2020 and 22% for fiscal 2021. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements that are executed in our normal business activities and are recorded at invoiced amounts. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. We mitigate a portion of our receivables credit risk through credit insurance. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a monthly basis, and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. The allowance for doubtful accounts totaled $1.4 million and $1.2 million as of August 31, 2018 and February 28, 2018, respectively.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in our financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly manner in an arm’s-length transaction between market participants at the measurement date. Fair value is estimated by using the following hierarchy:

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

Convertible Senior Notes and Capped Call Transactions

We account for our convertible senior notes as separate liability and equity components. We determine the carrying amount of the liability component based on the fair value of a similar debt instrument excluding the embedded conversion option. The carrying amount of the equity component representing the conversion option is calculated by deducting the carrying value of the liability component from the principal amount of the notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component of the notes is included in stockholders’ equity and is not remeasured as long as it continues to meet the conditions for equity classification. We allocate transaction costs related to the issuance of the notes to the liability and equity components using the same proportions as the initial carrying value of the notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the respective term of the notes, and transaction costs attributable to the equity components are netted with the equity component of the note in stockholders’ equity. We account for the cost of the capped calls as a reduction to additional paid-in capital.

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

We expense legal expenses as incurred.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were immaterial for both of the three and six months periods ended August 31, 2018 and 2017.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 provide guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this update. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not anticipate this pronouncement will have a significant impact on our condensed consolidated financial statements upon adoption.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 Compensation – Stock Compensation. We adopted the standard during the fiscal quarter ended May 31, 2018. The adoption of the standard had no impact on our condensed consolidated financial statements for the three and six months ended August 31, 2018.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2019. After the adoption of this standard, which will be applied prospectively, we will follow a one-step model for goodwill impairment. We do not anticipate this pronouncement will have a significant impact on our condensed consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases – Targeted Improvement, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendments affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. We have established an implementation team to identify the various categories of capital and operating leases existing in our business operations. We are also accumulating information for the additional disclosure requirements of the new standard and are evaluating changes to our internal control structure and accounting policy. We have not completed the assessment of the impact of the accounting pronouncement on our condensed consolidated financial statements, but we do expect to record ROU assets and lease liabilities upon adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. We adopted the standard during the fiscal quarter ended May 31, 2018. Upon adoption, we reclassified $0.4 million of unrealized gain (net of income taxes) reported in accumulated other comprehensive loss for available for sale equity securities to beginning accumulated deficit.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard (“ASC 606”) provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard became effective for annual reporting periods beginning after December 15, 2017; therefore, we were required to adopt this standard effective March 1, 2018. We adopted the new standard using the modified retrospective method and applied it to all of our open customer contracts. The new standard did not materially affect our results of operations, financial position or cash flows, but resulted in immaterial changes to the timing of recognition of revenues for certain deferred revenues.

Since the modified retrospective method does not result in recasting of the prior year financial statements, ASC 606 requires us to provide additional disclosures for the amount by which each financial statement line item was affected by adoption of the standard, with an explanation of the reasons for significant changes.

The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASC 606 were as follows (in thousands):

	Balance at February 28, 2018	ASC 606 Adjustments	Balance at March 1, 2018
Assets
Prepaid expenses and other current assets	$12,000	1,891	$13,891
Deferred income tax assets	31,581	532	32,113
Other assets	18,829	3,145	21,974

Liabilities and Stockholders' Equity
Deferred revenue	$17,757	2,156	19,913
Other non-current liabilities	24,249	5,007	29,256

Stockholders' equity
Accumulated deficit	$(19,459)	(1,595)	(21,054)

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our condensed consolidated balance sheet for the second quarter is as follows:

	As of August 31, 2018
	As reported	ASC 606 Adjustments	Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets	$14,482	(1,864)	$12,618
Deferred income tax assets	21,421	(532)	20,889
Other assets	25,773	(3,420)	22,353

Liabilities and Stockholders' Equity
Deferred revenue	$20,683	(1,925)	18,758
Other non-current liabilities	36,200	(5,693)	30,507

Stockholders' equity:
Accumulated deficit	$(12,963)	1,644	(11,319)

The impact of adopting ASC 606 on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended August 31, 2018 was immaterial.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2018
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$19,090	$—	$19,090	$19,090	$—	$—
Level 1:
Money market funds	196,686	—	196,686	196,686	—	—
Mutual funds (1)	6,138	948	7,086	—	—	7,086
International equities	309	(56)	253	—	—	253
Level 2:
Repurchase agreements	46,000	—	46,000	46,000	—	—
Corporate bonds	43,230	(8)	43,222	12,196	31,026	—
Total	$311,453	$884	$312,337	$273,972	$31,026	$7,339

	As of February 28, 2018
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$51,529	$—	$51,529	$51,529	$—	$—
Level 1:
Money market funds	9,034	—	9,034	9,034	—	—
Mutual funds (1)	4,920	721	5,641	—	—	5,641
International equities	2,175	643	2,818	—	2,509	309
Level 2:
Repurchase agreements	57,500	—	57,500	57,500	—	—
Corporate bonds	35,444	(13)	35,431	14,540	20,891	—
Total	$160,602	$1,351	$161,953	$132,603	$23,400	$5,950

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2018	2018
Raw materials	$17,166	$18,629
Work in process	300	567
Finished goods	13,728	17,106
	$31,194	$36,302

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 28, 2018	Additions	Other (1)	Aug. 31, 2018	Feb. 28, 2018	Expense	Aug. 31, 2018	Aug. 31, 2018	Feb. 28, 2018
Developed technology	2-7 years	$22,280	$—	$—	$22,280	$14,288	$1,980	$16,268	$6,012	$7,992
Tradenames	7-10 years	37,729	6	—	37,735	9,087	1,776	10,863	26,872	28,642
Customer lists	4-7 years	22,950	—	—	22,950	19,623	843	20,466	2,484	3,327
Dealer relationships	7 years	16,850	—	(507)	16,343	4,714	1,024	5,738	10,605	12,136
Patents	5 years	483	71	—	554	124	18	142	412	359
		$100,292	$77	$(507)	$99,862	$47,836	$5,641	$53,477	$46,385	$52,456

Estimated future amortization expense as of August 31, 2018 is as follows (in thousands):

2019 (remainder)	$5,786
2020	9,566
2021	7,743
2022	6,110
2023	5,889
Thereafter	11,291
$46,385

Changes in goodwill are as follows (in thousands):

	Six Months Ended
	August 31,
	2018	2017
Balance at beginning of period	$72,980	$72,980
Other (1)	304	—
Balance at end of period	$73,284	$72,980

(1)	Amounts represent certain adjustments related to the LoJack acquisition.

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 28,
	2018	2018
Deferred compensation plan assets	$7,086	$5,641
Investment in international licensees	2,293	2,349
Equity investment in and loan to ThinxNet GmbH	2,648	2,674
Equity investment in and loan to Smart Driver Club	3,887	3,814
Deferred cost	9,083	3,523
Other	776	828
	$25,773	$18,829

Our equity investments without readily determinable fair values are measured at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer.

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

In fiscal 2016, we invested £1,400,000 or approximately $2.2 million for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a telematics-based insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since we have significant influence over the investee. To date we have made loans aggregating £4,500,000, with £500,000 made in June 2018 and £300,000 made in August 2018. The loans to Smart Driver Club bear interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2021. The foreign currency translation adjustment for the equity investment and loans amounted to $0.4 million as of August 31, 2018 and is included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet as of that date. Our equity in the net loss of Smart Driver Club amounted to $1.0 million and $0.7 million in the six months ended August 31, 2018 and 2017, respectively. To date, our equity in the cumulative net losses of Smart Driver Club is $4.5 million.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6%, which had a fixed term of 12 months, after which the loan can be converted to equity in ThinxNet or a loan payable on demand at our option.

In August 2018, ThinxNet commenced a subsequent financing transaction to raise additional funds for working capital purposes. In connection with this transaction, we converted approximately $300,000 of outstanding accounts receivable due from ThinxNet into additional ownership interest in an in-kind exchange of assets at the current valuation. Based on the fair value of ThinxNet at the time of conversion, we revalued the initial ownership interest and recorded an impairment charge of $326,000, which is netted within Investment Income in our condensed consolidated statement of comprehensive income (loss). We also agreed to extend the fixed term on the unsecured convertible note receivable for an additional four-months subject to certain terms and conditions.

NOTE 6 – FINANCING ARRANGEMENTS

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, dated as of March 30, 2018 (the “Credit Agreement”), as filed with the U.S. Securities and Exchange Commission with our current report on Form 8-K on April 5, 2018, that provides for borrowings up to $50.0 million. This revolving credit facility expires on March 30, 2020. At our election, the Borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement) determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding on this revolving credit facility at August 31, 2018.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of August 31, 2018, we were in compliance with our covenants under the revolving credit facility.

Convertible Senior Unsecured Notes

We have two outstanding convertible senior unsecured notes – a $122.5 million aggregate principal amount of convertible senior unsecured notes due 2020 (“2020 Convertible Notes”) and a $230.0 million aggregate principal amount of convertible senior unsecured notes due 2025 (“2025 Convertible Notes”, and collectively with the 2020 Convertible Notes, the “Notes”). Balances attributable to the two notes consist of the following (in thousands):

	August 31,	February 28,
	2018	2018
2020 Convertible Notes
Principal	$122,527	$172,500
Less: Unamortized debt discount	(9,002)	(16,143)
Unamortized debt issuance costs	(1,138)	(2,058)
Net carrying amount of the 2020 Convertible Notes	$112,387	$154,299
2025 Convertible Notes
Principal	$230,000
Less: Unamortized debt discount	(68,363)
Unamortized debt issuance costs	(5,044)
Net carrying amount of the 2025 Convertible Notes	$156,593
Convertible senior unsecured notes, net	$268,980

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount of the 2020 Convertible Notes. These notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The 2020 Convertible Notes mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. We may not redeem the 2020 Convertible Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount. This ratio is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their 2020 Convertible Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “2020 Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their 2020 Convertible Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the 2020 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of August 31, 2018, the conditions allowing holders of the 2020 Convertible Notes to convert have not been met.

If we undergo a fundamental change (as defined in the 2020 Indenture), holders of the 2020 Convertible Notes may require us to repurchase their 2020 Convertible Notes at a repurchase price of 100% of the principal amount, plus accrued and unpaid interest, if any, up to but not including the fundamental change repurchase date. In addition, following certain corporate events that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its 2020 Convertible Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.5 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.

On July 20, 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase is accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value of the liability of $47.6 million and the equity component of $6.1 million. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. In connection with the repurchase of the 2020 Convertible Notes, we received proceeds of $3.1 million from the unwind of the note hedge and warrants.

The 2020 Convertible Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt of 6.2% at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the 2020 Convertible Notes as of August 31, 2018 was $127.8 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 measurement method in the fair value hierarchy.

2025 Convertible Notes

On July 20, 2018, we issued $230.0 million aggregate principal amount of the 2025 Convertible Notes. These notes were issued under an indenture, dated July 20, 2018 (the “2025 Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee.

The proceeds from the sale of the 2025 Convertible Notes were $222.7 million, after deducting issuance costs of $7.3 million. We used approximately $90.0 million of the net proceeds from this offering to i) pay the cost of the capped call transactions of $21.2 million; ii) repurchase shares of our common stock of approximately $15.0 million; and iii) repurchase in privately negotiated transactions approximately $50 million principal of our outstanding 2020 Convertible Notes of approximately $53.8 million including accrued interest. We expect to use the remaining proceeds for working capital or other general corporate purposes, which may include but not limited to, additional repurchases of the 2020 Convertible Notes, repurchases for shares of our common stock and acquisitions or other strategic transactions.

The 2025 Convertible Notes bear interest at 2.00% per year payable semiannually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2019. The 2025 Convertible Notes will mature on August 1, 2025, unless earlier converted, redeemed or repurchased by us in accordance with their terms. We may redeem the Notes at our option at any time on or after August 6, 2022 at a cash redemption price equal to the principal amount plus accrued interest, but only if the last reported sale price per share of our stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. The 2025 Convertible Notes rank senior in right of payment to any existing or future indebtedness which is subordinated by its terms, will rank equally in right of payment to any indebtedness that is not so subordinated, will be structurally subordinated to all indebtedness and liabilities of our subsidiaries and will be effectively junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness.

The 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of both, at our election, based on an initial conversion rate of 32.5256 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $30.7450 per share of common stock, subject to certain adjustments. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the 2025 Indenture.

Because the convertible debt may be wholly or partially settled in cash, we are required to separately account for the liability and equity components of the notes in a manner that reflects our non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The principal of $230.0 million were allocated between debt of $160.8 million and stockholders’ equity of $69.2 million with the portion in stockholders’ equity representing the fair value of the option to convert the debt. The fair value of the liability component of the 2025 Convertible Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the 2025 Convertible Notes at a market interest rate for nonconvertible debt of 7.56%, which represented a Level 3 fair value measurement. The equity component of the 2025 Convertible Notes represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect of $17.3 million was recorded as a reduction of additional paid-in capital. The amount recorded in additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The debt discount of $69.2 million is being amortized to interest expense using the effective interest method with an effective interest rate of 7.56% over the period from the issuance date through the contractual maturity date of the 2025 Convertible Notes of August 1, 2025.

In accounting for $7.3 million of the issuance costs related to the 2025 Convertible Notes, we allocated the total amount of such costs incurred to the liability and equity components based on their relative fair values. Issuance costs of $5.1 million attributable to the liability component were recorded as a direct deduction from the carry value of the 2025 Convertible Notes and are being amortized to expense over the term of the 2025 Convertible Notes using the effective interest method. Issuance costs of $2.2 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity. Additionally, we recorded a deferred tax asset of $0.5 million related to the equity component of issuance costs because such costs are deductible for tax purposes.

Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of August 31, 2018, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

The 2025 Convertible Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2025 Convertible Notes as of August 31, 2018 was $227.8 million, which was estimated on the basis on inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

In connection with the issuance of the 2025 Convertible Notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes. The capped call transactions are expected to reduce the potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $41.3875. The purchased capped call transactions of $21.2 million were recorded to stockholders’ equity. Additionally, we recorded a deferred tax asset of $5.3 million related to the capped call as a charge to additional paid-in capital.

NOTE 7 – RESTRUCTURING CHARGES

Beginning in the first quarter of fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. Effective May 31, 2018, we recorded approximately $0.9 million in severance and employee related costs, which were substantially all under the Telematics Systems reportable segment, as well as $2.5 million for vacant office and manufacturing facility space under Corporate Expenses (defined in Note 15). For the three months ended August 31, 2018, we recorded an additional $0.3 million in severance and employee related costs, which were substantially all under Telematics Systems reportable segment, and $0.2 million for vacant office and manufacturing facility space under Corporate Expenses. The total restructuring charges were $3.9 million through August 31, 2018.

The anticipated rent payments for the vacant portion of leased facilities will be made through December 2025. There is no guarantee that the termination and cease use charges will not exceed the estimates or that the impact of future net costs reduction will be achieved. The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities:

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2018	$—	$—	$—
Charges	1,281	2,668	3,949
(Payments)	(399)	(253)	(652)
Restructuring liabilities as of August 31, 2018	$882	$2,415	$3,297

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law December 22, 2017. At February 28, 2018, we determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. At that time, we recognized a charge of $6.6 million as a component of our income tax expense principally related to the impact of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. At August 31, 2018, we had not completed our accounting for the tax effects of enactment of the Act and therefore, we are still analyzing certain aspects of the legislation and refining our calculations such as our current year estimates and filings of certain tax returns, which could affect the measurement of our deferred tax assets and liabilities.

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
Net income (loss)	$(854)	$12,232	$7,657	$9,579
Basic weighted average number of common shares outstanding	34,850	35,204	35,141	35,136
Effect of stock options and restricted stock units computed on treasury stock method	—	817	932	837
Diluted weighted average number of common shares outstanding	34,850	36,021	36,073	35,973
Earnings (loss) per share:
Basic	$(0.02)	$0.35	$0.22	$0.27
Diluted	$(0.02)	$0.34	$0.21	$0.27

All outstanding options and restricted stock units for the three months ended August 31, 2018 were excluded from the computation of diluted earnings per share because we reported net loss for this quarter and the effect of inclusion would be antidilutive.

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

NOTE 10 – STOCK-BASED COMPENSATION

Stock Repurchase

On May 7, 2018, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock over the next 12 months. On July 16, 2018, our Board of Directors authorized an additional $9.0 million to repurchase our outstanding common stock, or a total up to $39.0 million through May 2019. Under the stock repurchase program, we may repurchase shares in the open market.

During the quarter ended August 31, 2018, we repurchased approximately 1.0 million shares of our common stock at an average share price of $23.20 for a total cost of $22.9 million, of which $15.0 million was funded from the proceeds from the 2025 Convertible Notes. As of August 31, 2018, $28.6 million of the $39 million had been utilized, or a remaining $10.4 million available to repurchase shares under the authorized program. All of the share repurchases were paid for and retired as of August 31, 2018.

However, the extent to which we repurchase our shares and the timing of such repurchases will depend upon a variety of factors including market conditions, regulatory requirements and other corporate considerations. The share repurchase program may be suspended or discontinued at any time. We expect to finance the purchase of additional shares under the program with existing cash balances.

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan will commence in February 2019.

Equity Awards

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
Cost of revenues	$212	$141	$389	$279
Research and development	420	384	785	618
Selling and marketing	680	547	1,251	933
General and administrative	1,368	1,155	2,722	2,214
	$2,680	$2,227	$5,147	$4,044

Changes in our outstanding stock options during the six months ended August 31, 2018 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2018	980	$11.29	5.9
Granted	140	23.08
Exercised	(55)	1.83
Forfeited or expired	—	—
Outstanding at August 31, 2018	1,065	$13.33	6.3	$10,831
Exercisable at August 31, 2018	683	$9.85	4.7	$9,316

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2018 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2018	1,434	$17.72
Granted	658	23.05
Vested	(438)	17.21	148
Forfeited	(126)	19.24
Outstanding at August 31, 2018	1,528	$20.03

As of August 31, 2018, there was $31.7 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.3 years.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components, net income and Other Comprehensive Income (Loss) (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Our OCI consists of currency translation adjustments from our foreign subsidiaries that do not use the U.S. dollar as their functional currency and unrealized gains and losses on equity investments and marketable securities classified as available-for-sale. As described in Note 1, upon adoption of ASU 2016-01 on March 1, 2018, we reclassified the unrealized gain on available-for-sale securities from Accumulated Other Comprehensive Income (“AOCI”) to beginning accumulated deficit.

The following table shows the changes in AOCI by component for the six months ended August 31, 2018 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 28, 2018	$(633)	$434	$(199)
Other comprehensive loss, net of tax	3	(434)	(431)
Balances at August 31, 2018	$(630)	$-	$(630)

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows (rounded):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Revenues:
Customer A	16%	12%	14%	11%

	August 31,	February 28,
	2018	2018
Accounts receivable:
Customer A	16%	15%
Customer B	7%	13%

Customer B represents certain of our customers, which are considered affiliates under common control and collectively represented approximately 13% of our accounts receivable at February 28, 2018. Throughout our history and presently we have dealt with separate purchasing departments for the individual customers and have at all times sold different products to each of them.

Significant Suppliers

We purchase a significant amount of our product inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product passes to us upon shipment from the manufacturers’ plant or warehouse. As identified below, some of these manufacturers accounted for more than 10% of our purchases and accounts payable as follows (rounded):

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Inventory purchases:
Supplier A	29%	32%	29%	31%
Supplier B	21%	14%	21%	16%
Supplier C	6%	13%	7%	11%

	August 31,	February 28,
	2018	2018
Accounts payable:
Supplier A	32%	40%
Supplier B	19%	16%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 13 - PRODUCT WARRANTIES

All products have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment for our products. We periodically adjust our estimate for actual warranty claims and historical claims experience as well as the impact of known product operational issues. The warranty reserve is included in Other Current Liabilities in the condensed consolidated balance sheets. Activity in the accrued warranty costs liability is as follows (in thousands):

	Six Months Ended
	August 31,
	2018	2017
Balance at beginning of period	$5,734	$6,518
Charged to costs and expenses	558	688
Deductions	(722)	(1,158)
Balance at end of period	$5,570	$6,048

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2018	2018
Warranty reserves	$5,570	$5,734
Litigation reserve	18,446	17,559
Accrued restructuring costs	1,719	—
Other	5,886	8,395
	$31,621	$31,688

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2018	2018
Deferred revenue	$25,803	$16,763
Deferred compensation plan liability	7,088	5,642
Accrued restructuring costs	1,578	—
Other	1,731	1,844
	$36,200	$24,249

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$611	$704	$1,312	$1,405
Amortization of note discount	1,515	1,653	3,228	3,263
Amortization of debt issue costs	176	210	394	416
	2,302	2,567	4,934	5,084
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	511	—	511	—
Amortization of note discount	839	—	839	—
Amortization of debt issue costs	62	—	62	—
	1,412	—	1,412	—
Other interest expense	53	—	86	1
Total interest expense	$3,767	$2,567	$6,432	$5,085

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2018	2017
Interest expense paid	$1,547	$1,442
Income tax paid	$738	$733

The following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended
	August 31,
	2018	2017
Equity investment in and loan to ThinxNet (see Note 5)	$300	$2,674

NOTE 15 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

Our business activities are organized into two reportable segments – Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products and technology.

The Telematics Systems segment offers a portfolio of wireless data communications products that includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications.

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

Segment information for the three and six months ended August 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended August 31, 2018				Three Months Ended August 31, 2017
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$77,100	$18,937	$—	$96,037	$74,070	$15,697	$—	$89,767
Adjusted EBITDA	$11,682	$3,373	$(1,366)	$13,689	$11,505	$2,050	$(1,254)	$12,301

	Six Months Ended August 31, 2018				Six Months Ended August 31, 2017
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total

Revenues	$153,452	$37,473	$—	$190,925	$146,066	$31,782	$—	$177,848
Adjusted EBITDA	$22,496	$6,295	$(2,925)	$25,866	$24,325	$3,271	$(2,114)	$25,482

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net income (loss)	$(854)	$12,232	$7,657	$9,579
Investment income	(1,007)	(396)	(1,860)	(729)
Interest expense	3,767	2,567	6,432	5,085
Income tax provision	(497)	3,699	1,274	2,619
Depreciation	2,298	1,958	4,341	3,983
Amortization of intangible assets	2,893	3,710	5,641	7,568
Stock-based compensation	2,680	2,227	5,147	4,044
Loss on extinguishment of debt	2,033	—	2,033	—
Equity in net loss of affiliate	530	376	969	713
Restructuring charges	566	—	3,949	—
Legal expenses for LoJack battery performance issue	564	430	2,250	927
Litigation provision	459	411	887	6,486
Gain on LoJack battery performance legal Settlement	—	(15,032)	(13,333)	(15,032)
Other	257	119	479	239
Adjusted EBITDA	$13,689	$12,301	$25,866	$25,482

It is not practicable for us to report identifiable assets by segment because these business units share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
United States	$70,647	$65,879	$141,064	$129,744
Europe, Middle East and Africa	13,788	11,374	27,132	22,536
South America	1,723	1,986	4,129	5,779
Canada	2,338	4,202	3,702	7,561
Asia and Pacific Rim	3,480	3,320	7,239	6,120
All other	4,061	3,006	7,659	6,108
	$96,037	$89,767	$190,925	$177,848

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and six months ended August 31, 2018 and 2017.

NOTE 16 – LEGAL PROCEEDINGS

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre (the “HKIAC”). LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited, make payments to us in the aggregate amount of approximately $46.6 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). As of August 31, 2018, we had received approximately $41.6 million, of which approximately $15.0 million was received in June 2017, $13.3 million was received in November 2017 and $13.3 million was received in April 2018. The Settlement amounts are reported as other non-operating income in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2018 and the six months ended August 31, 2018. We expect to receive the remaining $5.0 million in installments from September 2018 through February 2019. On September 14, 2018, we received an installment payment of $0.3 million.

Other legal matters

As previously disclosed on Form 10-Q for the first quarter ended May 31, 2018 that was filed with the U.S. Securities and Exchange Commission on June 28, 2018, the following are other outstanding legal matters:

We filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit that Omega Patents, LLC, (“Omega”) filed against us. The court denied these motions and we then filed an appeal at the Court of Appeals for the Federal Circuit (“CAFC”). We expect that the CAFC will hear oral argument on the appeal in December 2018 or January 2019. We continue to believe that our products do not infringe any valid claims of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows or results of operations.

In December 2016, Tracker Connect (Pty) LTD ("Tracker"), LoJack's international licensee in South Africa, commenced arbitration proceedings against LJEI, by filing a notice of arbitration. The filing alleges breaches of the parties' license agreement, misrepresentations, unjust enrichment and other claims. Tracker seeks monetary damages and recovery of attorneys' fees. On March 3, 2017, LJEI filed its response to the notice. The arbitral tribunal was selected, the arbitration was conducted in March 2018, and the closing arguments were heard on June 25, 2018. We expect the arbitral panel will render its decision on or before October 31, 2018. While it is not feasible to predict with certainty the outcome of this litigation, the ultimate resolution could be material to our cash flows and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018, as filed with the U.S. Securities and Exchange Commission on May 10, 2018, and include the following areas:

•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Product warranties;
•	Patent litigation and other contingencies;
•	Deferred income tax assets and uncertain tax positions;
•	Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
•	Stock-based compensation expense; and
•	Revenue recognition.

Other than the adoption of ASC 606 and ASU 2016-01 (see Note 1), there have been no significant changes to these accounting policies as of August 31, 2018.

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) developments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile and fixed assets for enterprises and consumers. Our business is organized into two reportable segments: Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these two segments. A description of the reportable business segments follows.

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

SOFTWARE & SUBSCRIPTION SERVICES

Our Software & Subscription Services reportable segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programming Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable, proprietary Software-as-a-Service (“SaaS”) offerings enable rapid and cost-effective development of high-value solutions for customers all around the globe.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15 for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

Three months ended August 31, 2018 compared to three months ended August 31, 2017:

Revenue by Segment

	Three Months Ended August 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$77,100	80.3%	$74,070	82.5%	$3,030	4.1%
Software & Subscription Services	18,937	19.7%	15,697	17.5%	3,240	20.6%
Total	$96,037	100.0%	$89,767	100.0%	$6,270	7.0%

Telematics Systems revenue increased by $3.0 million or 4.1% for the three months ended August 31, 2018 compared to the same period last year. The increase was due to an increase in sales volume for our MRM telematics and Network and OEM products as demand from our customers, including our top customer, increased due to more favorable conditions in the fleet management, asset tracking and heavy equipment markets.

Software & Subscription Services revenue increased by $3.2 million or 20.6% for the three months ended August 31, 2018 compared to the same period last year. The increase was due to growth in our LoJack Italia operations and our fleet management services especially as the subscriber base with a large freight transport customer continues to grow. This increase in revenue was partially offset by a less favorable Euro to U.S. dollar exchange rate compared to the same period last year.

Cost of Revenues and Gross Profit

	Three Months Ended August 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$96,037	100.0%	$89,767	100.0%	$6,270	7.0%
Cost of revenues	56,216	58.5%	52,929	59.0%	3,287	6.2%
Gross profit	$39,821	41.5%	$36,838	41.0%	$2,983	8.1%

Consolidated gross profit increased by $3.0 million or 8.1% for the three months ended August 31, 2018 compared to the same period last year. The increase in absolute dollar terms was due to higher revenue in the Telematics Systems business and continuous growth in our LoJack Italia operations. Consolidated gross margin increased to 41.5% for the three months ended August 31, 2018 from 41.0% for the same period last year. This increase was primarily due to favorable product and service mix driven by strong growth in our MRM telematics and Network and OEM products revenue coupled with growth in revenues for our Software & Subscriptions Services as described above.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Three Months Ended August 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,599	7.9%	$6,725	7.5%	$874	13.0%
Selling and marketing	12,523	13.0%	12,515	13.9%	8	0.1%
General and administrative	11,991	12.5%	10,756	12.0%	1,235	11.5%
Restructuring	566	0.6%	—	0.0%	566	100.0%
Intangible asset amortization	2,893	3.0%	3,710	4.1%	(817)	(22.0%)
Total	$35,572	37.0%	$33,706	37.5%	$1,866	5.5%

Consolidated research and development expense increased by $0.9 million or 13.0% for the three months ended August 31, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.9% for the three months ended August 31, 2018 compared to 7.5% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense was consistent for the three months ended August 31, 2018 compared to the same period last year.

Consolidated general and administrative expenses increased by $1.2 million or 11.5% for the three months ended August 31, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount as well as an increase in service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized.

As described in Note 7, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. During the three months ended August 31, 2018, we incurred additional charges under this initiative. As a result, we recorded approximately $0.4 million in severance and employee related costs as well as $0.2 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles decreased by $0.8 million or 22.0% for the three months ended August 31, 2018 compared to the same period last year due to completion of amortization on various certain older intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $0.6 million to $1.0 million for the three months ended August 31, 2018 from $0.4 million for the three months ended August 31, 2017. The increase was due to an increase in investment income on Rabbi Trust assets that serve to informally fund the non-qualified deferred compensation plan and increase in interest income resulting from increased investments in various cash equivalent and short-term marketable securities.

Interest expense increased $1.2 million to $3.8 million for the three months ended August 31, 2018 from $2.6 million for the three months ended August 31, 2017 due to primarily to additional convertible debt discount and issue costs related to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method.

See Note 6 to the accompanying unaudited condensed consolidated financial statements for information concerning the $2.0 million loss on extinguishment of debt.

Other non-operating expense for the three months ended August 31, 2018 was $0.3 million and decreased from income of $0.3 million from the comparable period of the prior year due to an unfavorable shift in currency exchange rates.

Overall Profitability Measures

GAAP-basis net loss in the three months ended August 31, 2018 was $0.9 million as compared to a net income of $12.2 million in the three months ended August 31, 2017. The decrease is primarily the result of the $15.0 million net non-operating gain from the supplier legal Settlement from prior year and partially offset by lower legal expenses during the latest quarter.

	Three Months Ended August 31,
(In thousands)	2018	2017	$ Change	% Change
Segment
Telematics Systems	$11,682	$11,505	$177	1.5%
Software & Subscription Services	3,373	2,050	1,323	64.5%
Corporate Expenses	(1,366)	(1,254)	(112)	8.9%
Total Adjusted EBITDA	$13,689	$12,301	$1,388	11.3%

Adjusted EBITDA for Telematics Systems in the three months ended August 31, 2018 remained consistent with the same period last year. Adjusted EBITDA for Software & Subscription Services increased by $1.3 million compared to the same period last year due primarily to continuous growth in gross profit from our Lojack Italia operations and higher gross profit from our fleet management service deployments.

See Note 15 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Six months ended August 31, 2018 compared to six months ended August 31, 2017:

Revenue by Segment

	Six Months Ended August 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$153,452	80.4%	$146,066	82.1%	$7,386	5.1%
Software & Subscription Services	37,473	19.6%	31,782	17.9%	5,691	17.9%
Total	$190,925	100.0%	$177,848	100.0%	$13,077	7.4%

Telematics Systems revenue increased by $7.4 million or 5.1% for the six months ended August 31, 2018 compared to the same period last year. The increase was due to an increase in sales volume for our MRM telematics and Network and OEM products as demand from our customers, including our top customer, increased due to more favorable conditions in the fleet management, asset tracking and heavy equipment OEM markets.

Software & Subscription Services revenue increased by $5.7 million or 17.9% for the six months ended August 31, 2018 compared to the same period last year. The increase was due to growth in our LoJack Italia operations and our fleet management services especially as the subscriber base with a large freight transport customer continues to grow. The increase was partially offset by a less favorable Euro to U.S. dollar exchange rate compared to the same period last year.

Cost of Revenues and Gross Profit

	Six Months Ended August 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$190,925	100.0%	$177,848	100.0%	$13,077	7.4%
Cost of revenues	113,013	59.2%	103,567	58.2%	9,446	9.1%
Gross profit	$77,912	40.8%	$74,281	41.8%	$3,631	4.9%

Consolidated gross profit increased by $3.6 million or 4.9% for the six months ended August 31, 2018 compared to the same period last year. The increase in absolute dollar terms was due to higher revenue in both the Telematics Systems and Software & Subscription Services business. Consolidated gross margin decreased to 40.8% for the six months ended August 31, 2018 from 41.8% for the same period last year. This decrease was primarily due to a change in product mix in the current period as well as the impact of high margin revenue earned on a strategic technology partnership arrangement in the same period last year.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Operating Expenses

	Six Months Ended August 31,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$14,200	7.4%	$12,557	7.1%	$1,643	13.1%
Selling and marketing	25,020	13.1%	25,186	14.2%	(166)	(0.7%)
General and administrative	25,427	13.3%	27,166	15.3%	(1,739)	(6.4%)
Restructuring	3,949	2.1%	—	0.0%	3,949	100.0%
Intangible asset amortization	5,641	3.0%	7,568	4.3%	(1,927)	(25.5%)
Total	$74,237	38.9%	$72,477	40.9%	$1,760	2.4%

Consolidated research and development expense increased by $1.6 million or 13.1% for the six months ended August 31, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.4% for the six months ended August 31, 2018 compared to 7.1% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense decreased by $0.2 million or 0.7% for the six months ended August 31, 2018 compared to the same period last year. The decrease was primarily driven by a decrease in professional services and web design costs as we substantially completed our CalAmp and LoJack brand refresh initiatives during the prior fiscal year.

Consolidated general and administrative expenses decreased by $1.7 million or 6.4% for the six months ended August 31, 2018 compared to the same period last year. The decrease was primarily driven by a decline in litigation provisions and expenses related to existing legal matters (see Note 16) and partially offset by increased employee compensation and benefits due to increased headcounts and increased professional services coupled with service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized.

As described in Note 7, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. As a result, we recorded approximately $1.3 million in severance and employee related costs as well as $2.7 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use for the six months ended August 31, 2018. Restructuring costs are shown separately in the operating expenses in the condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles decreased by $1.9 million or 25.5% for the six months ended August 31, 2018 compared to the same period last year due to completion of amortization on various certain older intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $1.1 million to $1.9 million for the six months ended August 31, 2018 from $0.7 million for the six months ended August 31, 2017. The increase was due primarily to an increase in investment income on Rabbi Trust assets that serve to informally fund the non-qualified deferred compensation plan and increase in interest income resulting from increased investments in various cash equivalent and short-term marketable securities.

Interest expense increased to $6.4 million for the six months ended August 31, 2018 from $5.1 million for the six months ended August 31, 2017 due to primarily to the addition of convertible debt discount and issue costs relating to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method.

See Note 16 to the accompanying unaudited condensed consolidated financial statements for information concerning the $13.3 million and $15.0 million net gain for the six months ended August 31, 2018 and 2017 on the legal Settlement with a supplier.

Other non-operating expense for six months ended August 31, 2018 was $0.5 million as compared to an income of $0.4 million for the same period prior year due to an unfavorable shift in currency exchange rates.

Overall Profitability Measures

GAAP-basis net income in the six months ended August 31, 2018 was $7.7 million as compared to $9.6 million in the six months ended August 31, 2017. In the six months ended August 31, 2018, we recorded a $13.3 million gain from the supplier legal Settlement, where it was $15.0 million in the six months ended August 31, 2017. The decrease of $1.7 million in gain from the supplier legal Settlement was coupled with a $2.0 million loss on extinguishment of debt as well as $3.9 million of restructuring charges incurred. These decreases are partially offset by a favorable decline in legal expenses.

	Six Months Ended August 31,
(In thousands)	2018	2017	$ Change	% Change
Segment
Telematics Systems	$22,496	$24,325	$(1,829)	(7.5%)
Software & Subscription Services	6,295	3,271	3,024	92.4%
Corporate Expenses	(2,925)	(2,114)	(811)	38.4%
Total Adjusted EBITDA	$25,866	$25,482	$384	1.5%

Adjusted EBITDA for Telematics Systems in the six months ended August 31, 2018 decreased $1.8 million compared to the same period last year primarily due to the impact of high margin revenue earned on a strategic technology partnership arrangement in the six months ended August 31, 2017 coupled with higher operating expenses in Telematics Systems as a result of increased headcount and outsourced professional services fees. Adjusted EBITDA for Software & Subscription Services increased $3.0 million compared to the same period last year due primarily to continuous growth in gross profit from our Italia market and higher gross profit from our fleet management services.

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

The effective income tax rate was 12.9% in the six months ended August 31, 2018 compared to 20.3% in the same period prior year. The effective tax rate in the six months ended August 31, 2018 is lower than the statutory U.S. federal income tax rate of 21% due primarily to a portion of our income before provision for income taxes being earned in jurisdictions subject to tax rates lower than 21%, federal and state research and development tax credits and tax benefits, and from exercise of stock options and vesting of equity awards.

As disclosed in the Form 10-K filed on May 10, 2018, we determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Bulletin No. 118 as of February 28, 2018. We continue to evaluate the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2018, our primary cash needs have been for working capital purposes and, to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of August 31, 2018, we have $305.0 million of cash, cash equivalents and marketable securities. We expect to continue to finance our operations from cash, cash equivalents and marketable securities without borrowing under our revolving credit facility over the next twelve months.

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, N.A. that provides for borrowings of up to $50.0 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. There were no borrowings outstanding on this revolving credit facility at August 31, 2018.

On July 20, 2018, we issued a 2.00% Convertible Senior Notes due 2025, or the 2025 Convertible Notes, with principal amount of $230.0 million. The net proceeds from our sale of the 2025 Convertible Notes were $222.7 million, net of issuance costs of $7.3 million. We used approximately $90.0 million of the net proceeds from this offering to pay i) the cost of the capped call transactions of $21.2 million; ii) repurchase shares of our common stock of approximately $15.0 million; and iii) repurchase in privately negotiated transactions approximately $50 million principal of our outstanding 2020 Convertible Notes of approximately $53.8 million including accrued interest. As part of the repurchase of the 2020 Convertible Notes, we also unwind the related note hedges and warrants, which provided us proceeds of $3.1 million. We expect to use the remainder of the proceeds from the 2018 Convertible Notes for working capital or other general corporate purposes, which may include but not limited to, additional repurchases of the 2020 Convertible Notes, repurchases of shares of our common stock, and acquisitions or other strategic transactions.

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes in which the final resolutions have not been determined at this time. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 16 to the accompanying consolidated financial statements for additional information on legal proceedings.

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

For the six months ended August 31, 2018, net cash provided by operating activities was $36.8 million. Net income was $7.7 million, which was primarily attributable to a $13.3 million net gain from a legal Settlement with a former supplier of LoJack that was realized as non-operating income during the period. We expect to receive the remaining $5.0 million in installments from September 2018 through February 2019. On September 14, 2018, we received an installment payment of $0.3 million. Our non-cash expenses, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, loss on extinguishment of debt, deferred income taxes and equity in net loss of affiliate was a $22.5 million. Changes in operating assets and liabilities represented a $5.8 million source of cash, primarily driven by changes in working capital including an increase in deferred revenue and prepaid expenses but partially offset by a decrease in inventory. The increases in our net income and working capital accounts was attributable to an increase in sales volume especially during the period.

For the six months ended August 31, 2017, net cash provided by operating activities was $36.0 million, which primarily resulted from a net income of $9.6 million, as well as similar activities within other non-cash items and changes in working capital as noted above.

Cash flow from investing activities

For the six months ended August 31, 2018 and 2017, our net cash used in investing activities was $14.4 million and $1.8 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate.

Additionally, our investing activities include capital expenditures to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, all of which will be done to support the future growth of our business.

Cash flow from financing activities

For the six months ended August 31, 2018 and 2017, our net cash provided (used) by financing activities was $119.2 million and $(2.2) million. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options. For the six months ended August 31, 2018, we issued $230.0 million of the 2025 Convertible Notes and used the net proceeds to pay the cost of the capped call transactions; repurchase shares of our common stock; and repurchase a portion of our outstanding 2020 Convertible Notes as discussed above. We also received proceeds of $3.1 million through the unwind of the note hedges and warrants related to the 2020 Convertible Notes.

On May 7, 2018, we announced that our Board of Directors authorized a share repurchase program, under which we may repurchase up to $30.0 million of our outstanding common stock over the next 12 months. On July 16, 2018, our Board of Directors approved an additional $9.0 million to repurchase our outstanding common stock, or a total of up to $39.0 million through May 2019. For the six months ended August 31, 2018, we repurchased $28.6 million of our common stock. All shares repurchased were retired.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of August 31, 2018 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	Less than 1 year	1 - 3 years	3 - 5 years	>5 years	Total
Convertible senior notes principal	$-	$122,527	$-	$230,000	$352,527
Convertible senior notes stated interest	6,744	11,191	9,200	9,200	36,335
Operating leases	5,663	6,010	3,283	1,156	16,112
Purchase obligations	26,923	-	-	-	26,923
Total contractual obligations	$39,330	$139,728	$12,483	$240,356	$431,897

Purchase obligations consist primarily of inventory purchase commitments.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to collect the remaining installments under the Settlement with EVE, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2018 as filed with the U.S. Securities and Exchange Commission on May 10, 2018. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.6 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' equity section of the consolidated balance sheet at August 31, 2018. The aggregate foreign currency transaction exchange rate gain (loss) included in determining loss before income taxes and equity in net loss of affiliate were $0.5 million and $(0.4) million in the six months ended August 31, 2018 and 2017, respectively.

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

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018, as filed with the U.S. Securities and Exchange Commission on May 10, 2018, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results except for the risk factor below:

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import certain products and components from suppliers in China. Earlier this year, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%. Although some of the products and components we import are included on this list, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during second quarter ended August 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased Under the Plans or Programs (2)
June 1 - June 30, 2018	310,880	$22.16	580,880	$26,401,418
July 1 - July 31, 2018	674,200	$23.68	1,255,080	$10,435,956
August 1 - August 31, 2018	-	$-	1,255,080	$10,435,956
Total	985,080	$23.20	1,255,080	$10,435,956

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(2)

As announced on May 7, 2018, our Board of Directors approved a share repurchase program of up to $30.0 million of our outstanding common stock. On July 16, 2018, our Board of Directors authorized an additional $9.0 million to repurchase our outstanding common stock, or a total up to $39.0 million through May 2019. As of August 31, 2018, $28.6 million of the $39.0 million had been utilized. The remaining $10.4 million in the table represents the amount available to repurchase shares under the authorized program as of August 31, 2018. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 5. OTHER INFORMATION

Say-On-Pay Frequency Vote

At the Annual Meeting of Shareholders held on July 25, 2018, our stockholders voted, on an advisory basis, in favor of holding an annual advisory vote on the compensation of our named executive officers (“Say-on-Pay Vote”), as previously reported in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 27, 2018. As a result, the Board has determined that the Company will hold an annual Say-on-Pay Vote unless changed as a result of a subsequent vote on the frequency of future Say-on-Pay votes.

CalAmp Corp. 2018 Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock, which may be adjusted for changes in our capitalization and certain corporate transactions. The first enrollment under the ESPP Plan will commence in February 2019.

Administration.  Our Board of Directors or its committee has full and exclusive authority to interpret the terms of the ESPP and determine eligibility. Our Compensation Committee is the “Administrator” of the ESPP.

Eligibility.  The Administrator may designate certain of our subsidiaries as participating “designated subsidiaries” in the ESPP and may change these designations from time to time. Employees of the Company and our designated subsidiaries are eligible to participate in the ESPP if they meet the eligibility requirements under the ESPP established from time to time by the Administrator. However, an employee may not be granted rights to purchase stock under our ESPP if such employee, immediately after the grant, would own (directly or through attribution) stock possessing 5% or more of the total combined voting power or value of all classes of our common stock or other class of stock.

Eligible employees become participants in the ESPP by enrolling and authorizing payroll deductions by the deadline established by the Administrator prior to the relevant offering date. Directors who are not employees, as well as consultants, are not eligible to participate. Employees who choose not to participate, or are not eligible to participate at the start of an offering period but who become eligible thereafter, may enroll in any subsequent offering period.

Offering Periods.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and common stock will be offered under the ESPP during offering periods. The length of the offering periods under the ESPP will be determined by the Administrator and may be up to 27 months long. Employee payroll deductions will be used to purchase shares on each purchase date during an offering period. The number of purchase periods within, and purchase dates during, each offering period will be established by the Administrator prior to the commencement of each offering period. Offering periods under the ESPP will commence when determined by the Administrator. The Administrator may, in its discretion, modify the terms of future offering periods.  The first offering period under the ESPP is expected to commence in February 2019.

Purchase Price.  The purchase price of the shares, in the absence of a contrary determination by the Administrator, and subject to applicable laws and provisions of the ESPP, will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The fair market value per share of our common stock under the ESPP generally is the closing sale price of our common stock on the Nasdaq Global Select Market on the date for which fair market value is being determined, or if there is no closing sales price for a share of our common stock on the date in question, the closing sales price for a share of common stock on the last preceding date for which such quotation exists.

Enrollment; Contributions.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us, including overtime payments, vacation pay, holiday pay, certain leave pay, incentive cash compensation, one-time cash bonuses, but excluding education/tuition reimbursements, expense reimbursements, income received in connection with compensatory equity awards, fringe benefits and other special payments. The Administrator will establish a maximum number of shares that may be purchased by a participant during any offering period, which, in the absence of a contrary designation, will be 2,000 shares. In addition, no employee will be permitted to accrue the right to purchase stock under the ESPP at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our common stock as of the first day of the offering period during which such right is granted).

Termination of Employment; Withdrawal.  Participants may voluntarily end their participation in the ESPP at any time at least one week prior to the end of the applicable offering period (or such shorter or longer period specified by the Administrator), and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon a participant’s termination of employment.

Other Provisions.  The ESPP also contains provisions with respect to share proration under certain circumstances, adjustments and treatment of awards upon certain corporate transactions, transferability of awards and tax withholding requirements. The Administrator may amend, suspend or terminate the ESPP at any time, subject to certain limitations requiring shareholder consent. The ESPP will terminate no later than the tenth anniversary of the initial adoption of the ESPP by our Board of Directors.

The terms and conditions of the ESPP are described in the section entitled “Proposal Four — Approval of the CalAmp Corp. 2018 Employee Stock Purchase Plan” in our definitive proxy statement as filed with the U.S. Securities and Exchange Commission on June 14, 2018. The Company’s executive officers may be eligible to participate in the ESPP. The foregoing description of the ESPP does not purport to be complete and is qualified in its entirety by reference to the complete text of the ESPP, which was filed as Exhibit 99.1 to our Registration Statement on Form S-8, filed with the U.S. Securities and Exchange Commission on September 27, 2018 and is incorporated herein by reference

ITEM 6. EXHIBITS

Exhibit 4.1

Indenture, dated July 20, 2018, between CalAmp Corp. and The Bank of New Yrok Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Reort on Form 8-K filed on July 20, 2018)

Exhibit 4.2	Form of 2.00% Convertible Senior Notes due August 1, 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 20, 2018).

Exhibit 10.1

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Nomura Global Financial Products, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.2

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Jefferies International Limited. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.3

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.4

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co. LLC.  (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.5

Confirmation of Additional Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Nomura Global Financial Products, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.6

Confirmation of Additional Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Jefferies International Limited. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.7

Confirmation of Additional Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.8

Confirmation of Additional Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co. LLC. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on July 20, 2018)

Exhibit 10.9	CalAmp Corp. 2018 Employee Stock Purchase Plan

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

September 27, 2018	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)