Form 10-Q
period 2018-11-30
CalAmp Corp.
filed 2018-12-20
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of December 17, 2018 was 34,259,106.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	November 30,	February 28,
Assets	2018	2018
Current assets:
Cash and cash equivalents	$271,613	$132,603
Short-term marketable securities	30,148	23,400
Accounts receivable, net	72,426	71,580
Inventories	31,515	36,302
Prepaid expenses and other current assets	13,733	12,000
Total current assets	419,435	275,885
Property and equipment, net	23,192	21,262
Deferred income tax assets	21,859	31,581
Goodwill	73,284	72,980
Other intangible assets, net	43,518	52,456
Other assets	26,759	18,829
	$608,047	$472,993
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,556	$35,478
Accrued payroll and employee benefits	8,314	10,606
Deferred revenue	20,030	17,757
Other current liabilities	37,979	31,688
Total current liabilities	97,879	95,529
Convertible senior unsecured notes, net	272,420	154,299
Other non-current liabilities	36,195	24,249
Total liabilities	406,494	274,077
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 34,259 and 35,718 shares issued and outstanding at November 30, 2018 and February 28, 2018, respectively	343	357
Additional paid-in capital	215,340	218,217
Accumulated deficit	(13,485)	(19,459)
Accumulated other comprehensive loss	(645)	(199)
Total stockholders' equity	201,553	198,916
	$608,047	$472,993

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Revenues:
Products	$67,571	$77,528	$221,461	$223,165
Application subscriptions and related products and other services	20,924	16,141	57,959	48,352
Total revenues	88,495	93,669	279,420	271,517
Cost of revenues:
Products	41,397	47,075	134,795	134,141
Application subscriptions and related products and other services	10,717	8,407	30,332	24,908
Total cost of revenues	52,114	55,482	165,127	159,049
Gross profit	36,381	38,187	114,293	112,468
Operating expenses:
Research and development	7,177	6,296	21,377	18,853
Selling and marketing	12,746	12,981	37,766	38,167
General and administrative	11,719	10,993	37,146	38,159
Restructuring (see Note 7)	1,247	—	5,196	—
Intangible asset amortization	2,893	3,710	8,534	11,278
Total operating expenses	35,782	33,980	110,019	106,457
Operating income	599	4,207	4,274	6,011
Non-operating income (expense):
Investment income	1,398	619	3,258	1,348
Interest expense	(5,134)	(2,573)	(11,566)	(7,658)
Gain on legal settlement (see Note 16)	2,500	13,301	15,833	28,333
Loss on extinguishment of debt (see Note 6)	—	—	(2,033)	—
Other income (expense)	(218)	12	(721)	442
	(1,454)	11,359	4,771	22,465
Income (loss) before income taxes and equity in net loss of affiliate	(855)	15,566	9,045	28,476
Income tax benefit (provision)	778	(3,351)	(496)	(5,970)
Income (loss) before equity in net loss of affiliate	(77)	12,215	8,549	22,506
Equity in net loss of affiliate	(445)	(409)	(1,414)	(1,122)
Net income (loss)	$(522)	$11,806	$7,135	$21,384
Earnings (loss) per share:
Basic	$(0.02)	$0.33	$0.20	$0.61
Diluted	$(0.02)	$0.33	$0.20	$0.59
Shares used in computing earnings (loss) per share:
Basic	34,561	35,347	34,950	35,206
Diluted	34,561	36,247	35,769	36,064

Comprehensive income (loss):
Net income (loss)	$(522)	$11,806	$7,135	$21,384
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	123	(12)	(56)
Unrealized gain on available-for-sale securities, net of tax	-	419	-	470
Total comprehensive income (loss)	$(551)	$12,348	$7,123	$21,798

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,135	$21,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,602	5,953
Intangible assets amortization expense	8,534	11,278
Stock-based compensation expense	8,088	6,664
Tax benefits on vested and exercised equity awards	591	328
Amortization of convertible debt issue costs and discounts	7,999	5,551
Loss on extinguishment of debt	2,033	—
Impairment loss on equity investment	326	—
Unrealized foreign currency transaction losses	397	(404)
Deferred tax assets, net	(716)	2,873
Equity in net loss of affiliate	1,414	1,122
Other	(32)	59
Changes in operating assets and liabilities:
Accounts receivable	(1,005)	(5,120)
Inventories	4,454	(9,449)
Prepaid expenses and other assets	(5,222)	(3,977)
Accounts payable	(3,826)	12,035
Accrued liabilities	6,716	8,783
Deferred revenue	4,605	1,651
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,093	58,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	36,461	11,273
Purchases of marketable securities	(43,103)	(17,209)
Capital expenditures	(8,884)	(5,970)
Advances to equity method investee	(1,519)	(1,312)
Other	(103)	(152)
NET CASH USED IN INVESTING ACTIVITIES	(17,148)	(13,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2025 Convertible Notes	230,000	—
Payment of debt issuance costs of 2025 Convertible Notes	(7,305)	—
Purchase of capped call on 2025 Convertible Notes	(21,160)	—
Repurchase of 2020 Convertible Notes	(53,683)	—
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	3,122	—
Repurchases of common stock	(39,000)	—
Taxes paid related to net share settlement of vested equity awards	(3,520)	(2,452)
Proceeds from exercise of stock options	124	145
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	108,578	(2,307)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(513)	1,335

Net change in cash and cash equivalents	139,010	44,389
Cash and cash equivalents at beginning of period	132,603	93,706
Cash and cash equivalents at end of period	$271,613	$138,095

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2018	35,718	$357	$218,217	$(19,459)	$(199)	$198,916
Cumulative adjustment upon adoption of ASU 2016-01, net of tax				434	(434)	—
Cumulative adjustment upon adoption of ASC 606, net of tax				(1,595)		(1,595)
Net income				7,135		7,135
Equity component of 2025 Convertible Notes, net of tax			51,902			51,902
Purchase of capped call on 2025 Convertible Notes, net of tax			(15,870)			(15,870)
Debt issuance costs of 2025 Convertible Notes allocated to equity, net of tax			(1,649)			(1,649)
Equity component of the repurchased 2020 Convertible Notes			(6,088)			(6,088)
Unwind of note hedges and warrants of 2020 Convertible Notes			3,122			3,122
Stock-based compensation expense			8,088			8,088
Shares issued on net share settlement of equity awards	172	2	(3,522)			(3,520)
Issuance of shares for restricted stock awards	84	1	(1)			—
Exercise of stock options	66	1	123			124
Other comprehensive income, net of tax					(12)	(12)
Repurchases of common stock	(1,781)	(18)	(38,982)			(39,000)
Balances at November 30, 2018	34,259	$343	$215,340	$(13,485)	$(645)	$201,553

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2018 and our results of operations for the three and nine months ended November 30, 2018 and 2017. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”). Our SaaS-based and PaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. Generally, we defer the recognition of revenue for the products that are sold with application subscriptions. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. The upfront fees may provide a material right to the customer that has influence over the customers’ right to renew. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Subscription renewal fees are recognized ratably over the term of the renewal. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions and related products and other services revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. Our deferred contract revenue under ASC 606 does not include future subscription fees associated with customers’ unexercised contract renewal rights. The product revenues for certain customer arrangements are presented combined within Application subscription and related products and other services in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

Sales taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three and nine months ended November 30, 2018, we recognized $4.5 million and $15.7 million in revenue from the beginning deferred revenue balance of $41.7 million on March 1, 2018, respectively.

As of November 30, 2018, we have estimated remaining performance obligations for contractually committed revenues of $46.6 million, of which we expect to recognize approximately 18% through the remainder of fiscal 2019, 36% for fiscal 2020 and 25% for fiscal 2021. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements that are executed in our normal business activities and are recorded at invoiced amounts. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a monthly basis, and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. The allowance for doubtful accounts totaled $2.0 million and $1.2 million as of November 30, 2018 and February 28, 2018, respectively.

Impairment of Other Long-Lived Assets

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

We expense legal costs as incurred.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were immaterial for both of the three and nine months ended November 30, 2018 and 2017.

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

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our condensed consolidated balance sheet for the third quarter is as follows:

	As of November 30, 2018
	As reported	ASC 606 Adjustments	Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets	$13,733	(1,438)	$12,295
Deferred income tax assets	21,859	(532)	21,327
Other assets	26,759	(3,278)	23,481

Liabilities and Stockholders' Equity
Deferred revenue	$20,030	(1,661)	18,369
Other non-current liabilities	36,195	(5,436)	30,759

Stockholders' equity:
Accumulated deficit	$(13,485)	1,924	(11,561)

The impact of adopting ASC 606 on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended November 30, 2018 was immaterial.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2018
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$17,496	$—	$17,496	$17,496	$—	$—
Level 1:
Money market funds	191,188	—	191,188	191,188	—	—
Mutual funds (1)	6,042	478	6,520	—	—	6,520
International equities	296	(58)	238	—	—	238
Level 2:
Repurchase agreements	53,000	—	53,000	53,000	—	—
Corporate bonds	40,112	(35)	40,077	9,929	30,148	—
Total	$308,134	$385	$308,519	$271,613	$30,148	$6,758

	As of February 28, 2018
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$51,529	$—	$51,529	$51,529	$—	$—
Level 1:
Money market funds	9,034	—	9,034	9,034	—	—
Mutual funds (1)	4,920	721	5,641	—	—	5,641
International equities	2,175	643	2,818	—	2,509	309
Level 2:
Repurchase agreements	57,500	—	57,500	57,500	—	—
Corporate bonds	35,444	(13)	35,431	14,540	20,891	—
Total	$160,602	$1,351	$161,953	$132,603	$23,400	$5,950

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2018	2018
Raw materials	$17,181	$18,629
Work in process	114	567
Finished goods	14,220	17,106
	$31,515	$36,302

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 28, 2018	Additions	Other (1)	Nov. 30, 2018	Feb. 28, 2018	Expense	Nov. 30, 2018	Nov. 30, 2018	Feb. 28, 2018
Developed technology	2-7 years	$22,280	$—	$—	$22,280	$14,288	$2,971	$17,259	$5,021	$7,992
Tradenames	10 years	37,729	6	—	37,735	9,087	2,665	11,752	25,983	28,642
Customer lists	4-7 years	22,950	—	—	22,950	19,623	1,261	20,884	2,066	3,327
Dealer relationships	7 years	16,850	—	(507)	16,343	4,714	1,610	6,324	10,019	12,136
Patents	5 years	483	97	—	580	124	27	151	429	359
		$100,292	$103	$(507)	$99,888	$47,836	$8,534	$56,370	$43,518	$52,456

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows compared to the original valuations. As of November 30, 2018, we determined that there was no impairment of intangible assets.

Estimated future amortization expense as of November 30, 2018 is as follows (in thousands):

2019 (remainder)	$2,912
2020	9,639
2021	7,817
2022	6,183
2023	5,963
Thereafter	11,004
$43,518

Changes in goodwill are as follows (in thousands):

	Nine Months Ended
	November 30,
	2018	2017
Balance at beginning of period	$72,980	$72,980
Other (1)	304	—
Balance at end of period	$73,284	$72,980

(1)	Amounts represent certain adjustments related to the LoJack acquisition.

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2018	2018
Deferred compensation plan assets	$6,520	$5,641
Investment in international licensees	2,278	2,349
Equity investment in and loan to ThinxNet GmbH	2,650	2,674
Equity investment in and loan to Smart Driver Club	4,401	3,814
Deferred cost	10,107	3,523
Other	803	828
	$26,759	$18,829

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

In fiscal 2016, we invested £1,400,000, or approximately $2.2 million, for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a telematics-based insurance startup company located in the United Kingdom. This investment is accounted for under the equity method since we have significant influence over the investee. To date we have made loans aggregating £5,200,000, or approximately $6.6 million, of which £1,500,000 was loaned in the current fiscal year. The loans to Smart Driver Club bear interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2021. The foreign currency translation adjustment for the equity investment and loans amounted to $0.6 million as of November 30, 2018 and is included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet as of that date. Our equity in the net loss of Smart Driver Club amounted to $1.4 million and $1.1 million in the nine months ended November 30, 2018 and 2017, respectively. To date, our equity in the cumulative net losses of Smart Driver Club is $4.9 million.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6% (the “ThinxNet Note”), which had an initial fixed term of 12 months. On August 24, 2018, the ThinxNet Note became convertible to equity of ThinxNet or a loan payable on demand at our option.

In August 2018, ThinxNet commenced a subsequent financing transaction to raise additional funds for working capital purposes. In connection with this transaction, we converted approximately $300,000 of outstanding accounts receivable due from ThinxNet into additional ownership interest in an in-kind exchange of assets at the current valuation. Based on the fair value of ThinxNet at the time of conversion, we revalued the initial ownership interest and recorded an impairment charge of $326,000, which is netted within Investment Income in our condensed consolidated statement of comprehensive income (loss). We also agreed to extend the fixed term on the unsecured convertible note receivable to December 24, 2018, subject to certain terms and conditions.

NOTE 6 – FINANCING ARRANGEMENTS

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, dated as of March 30, 2018 (the “Credit Agreement”), as filed with the U.S. Securities and Exchange Commission with our current report on Form 8-K on April 5, 2018, that provides for borrowings up to $50.0 million. This revolving credit facility expires on March 30, 2020. At our election, the borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement) determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding under this revolving credit facility at November 30, 2018.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of November 30, 2018, we were in compliance with our covenants under the revolving credit facility.

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

	November 30,	February 28,
	2018	2018
2020 Convertible Notes
Principal	$122,527	$172,500
Less: Unamortized debt discount	(7,748)	(16,143)
Unamortized debt issuance costs	(979)	(2,058)
Net carrying amount of the 2020 Convertible Notes	$113,800	$154,299
2025 Convertible Notes
Principal	$230,000
Less: Unamortized debt discount	(66,460)
Unamortized debt issuance costs	(4,920)
Net carrying amount of the 2025 Convertible Notes	$158,620
Convertible senior unsecured notes, net	$272,420

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount of the 2020 Convertible Notes. These notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The 2020 Convertible Notes mature on May 15, 2020 unless earlier converted or repurchased in accordance with their terms. We may not redeem the 2020 Convertible Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount. This ratio is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their 2020 Convertible Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “2020 Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their 2020 Convertible Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the 2020 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of November 30, 2018, the conditions allowing holders of the 2020 Convertible Notes to convert have not been met.

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

On July 20, 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase is accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value of the liability of $47.6 million and the equity component of $6.1 million. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. In connection with the repurchase of the 2020 Convertible Notes, we received proceeds of $3.1 million from the unwind of the note hedge and warrants which was recorded as additional paid-in capital.

The 2020 Convertible Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt of 6.2% at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the 2020 Convertible Notes as of November 30, 2018 was $119.2 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 measurement method in the fair value hierarchy.

2025 Convertible Notes

On July 20, 2018, we issued $230.0 million aggregate principal amount of the 2025 Convertible Notes. These notes were issued under an indenture, dated July 20, 2018 (the “2025 Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee.

The proceeds from the sale of the 2025 Convertible Notes were $222.7 million, after deducting issuance costs of $7.3 million. We used approximately $90.0 million of the net proceeds from this offering to (i) pay the cost of the capped call transactions of $21.2 million; (ii) repurchase shares of our common stock of approximately $15.0 million; and (iii) repurchase in privately negotiated transactions approximately $50 million principal of our outstanding 2020 Convertible Notes for approximately $53.8 million including accrued interest. We expect to use the remaining proceeds for working capital or other general corporate purposes, which may include but not limited to, additional repurchases of the 2020 Convertible Notes, repurchases for shares of our common stock and acquisitions or other strategic transactions.

The 2025 Convertible Notes bear interest at 2.00% per year payable semiannually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2019. The 2025 Convertible Notes will mature on August 1, 2025, unless earlier converted, redeemed or repurchased by us in accordance with their terms. We may redeem the Notes at our option at any time on or after August 6, 2022 at a cash redemption price equal to the principal amount plus accrued interest, but only if the last reported sale price per share of our stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The 2025 Convertible Notes rank senior in right of payment to any existing or future indebtedness which is subordinated by its terms, ranks equally in right of payment to any indebtedness that is not so subordinated, is structurally subordinated to all indebtedness and liabilities of our subsidiaries and is effectively junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness.

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

Because the convertible debt may be wholly or partially settled in cash, we are required to separately account for the liability and equity components of the notes in a manner that reflects our non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The principal of $230.0 million was allocated between debt of $160.8 million and stockholders’ equity of $69.2 million with the portion in stockholders’ equity representing the fair value of the option to convert the debt. The fair value of the liability component of the 2025 Convertible Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the 2025 Convertible Notes at a market interest rate for nonconvertible debt of 7.56%, which represented a Level 3 fair value measurement. The equity component of the 2025 Convertible Notes represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect of $17.3 million was recorded as a reduction of additional paid-in capital. The amount recorded in additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The debt discount of $69.2 million is being amortized to interest expense using the effective interest method with an effective interest rate of 7.56% over the period from the issuance date through the contractual maturity date of the 2025 Convertible Notes of August 1, 2025.

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

Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of November 30, 2018, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

The 2025 Convertible Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2025 Convertible Notes as of November 30, 2018 was $199.6 million, which was estimated on the basis on inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

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

NOTE 7 – RESTRUCTURING CHARGES

Beginning in the first quarter of fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. For the nine months ended November 30, 2018, total restructuring charges were $5.2 million, comprised of $1.5 million in severance and employee related costs, of which $0.2 million was incurred during the three months ended November 30, 2018, and $3.7 million for vacant office and manufacturing facility space under Corporate Expenses (defined in Note 15), of which $1.0 million was incurred in the three months ended November 30, 2018. Substantially all charges related to severance and employee costs were under the Telematics Systems reportable segment.

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

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2018	$—	$—	$—
Charges	1,455	3,741	5,196
(Payments)	(764)	(591)	(1,355)
Restructuring liabilities as of November 30, 2018	$691	$3,150	$3,841

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

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. At February 28, 2018, we determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. At that time, we recognized a charge of $6.6 million as a component of our income tax expense principally related to the impact of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. At November 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act and therefore, we are still analyzing certain aspects of the legislation and refining our calculations such as our current year estimates and filings of certain tax returns, which could affect the measurement of our deferred tax assets and liabilities.

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Net income (loss)	$(522)	$11,806	$7,135	$21,384
Basic weighted average number of common shares outstanding	34,561	35,347	34,950	35,206
Effect of stock options and restricted stock units computed on treasury stock method	—	900	819	858
Diluted weighted average number of common shares outstanding	34,561	36,247	35,769	36,064
Earnings (loss) per share:
Basic	$(0.02)	$0.33	$0.20	$0.61
Diluted	$(0.02)	$0.33	$0.20	$0.59

All outstanding options and restricted stock units for the three months ended November 30, 2018 were excluded from the computation of diluted earnings per share because we reported a net loss for this quarter and the effect of inclusion would be antidilutive.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Repurchase

On May 7, 2018, we announced that our Board of Directors authorized a share repurchase program under which we could repurchase up to $30.0 million of our outstanding common stock over the next 12 months. On July 16, 2018, our Board of Directors increased it to $39.0 million.

During the quarter ended November 30, 2018, we repurchased approximately 0.5 million shares of our common stock at an average share price of $19.85 for a total cost of $10.4 million. As of November 30, 2018, the entire $39.0 million authorized by our Board of Directors has been utilized.

On December 10, 2018, we announced that our Board of Directors authorized a new share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock over the next 12 months. Under the stock repurchase program, we may repurchase shares in the open market.

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

Equity Awards

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Cost of revenues	$251	$198	$640	$477
Research and development	538	427	1,323	1,045
Selling and marketing	808	677	2,059	1,610
General and administrative	1,344	1,318	4,066	3,532
	$2,941	$2,620	$8,088	$6,664

Changes in our outstanding stock options during the nine months ended November 30, 2018 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2018	980	$11.29	5.9
Granted	140	23.08
Exercised	(66)	1.87
Forfeited or expired	—	—
Outstanding at November 30, 2018	1,054	$13.44	6.1	$5,501
Exercisable at November 30, 2018	672	$9.98	4.5	$5,223

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2018 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2018	1,434	$17.72
Granted	714	22.81
Vested	(461)	17.28	156
Forfeited	(161)	19.45
Outstanding at November 30, 2018	1,526	$20.05

As of November 30, 2018, there was $29.2 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.4 years.

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

The following table shows the changes in AOCI by component for the nine months ended November 30, 2018 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 28, 2018	$(633)	$434	$(199)
Other comprehensive loss, net of tax	(12)	(434)	(446)
Balances at November 30, 2018	$(645)	$-	$(645)

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows (rounded):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Revenues:
Customer A	18%	14%	15%	12%

	November 30,	February 28,
	2018	2018
Accounts receivable:
Customer A	20%	15%
Customer B	—	13%

Customer B represents certain of our customers, which are considered affiliates under common control and collectively represented less than 10% and approximately 13% of our accounts receivable at November 30, 2018 and February 28, 2018, respectively. Throughout our history and presently we have dealt with separate purchasing departments for the individual customers and have at all times sold different products to each of them.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Inventory purchases:
Supplier A	32%	33%	30%	31%
Supplier B	20%	15%	21%	15%
Supplier C	6%	8%	7%	10%

	November 30,	February 28,
	2018	2018
Accounts payable:
Supplier A	37%	40%
Supplier B	20%	16%

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

	Nine Months Ended
	November 30,
	2018	2017
Balance at beginning of period	$5,734	$6,518
Charged to costs and expenses	856	1,245
Deductions	(5,117)	(1,618)
Balance at end of period	$1,473	$6,145

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2018	2018
Warranty reserves	$1,473	$5,734
Litigation reserve (see Note 16)	25,275	17,559
Accrued restructuring costs	1,781	—
Other	9,450	8,395
	$37,979	$31,688

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2018	2018
Deferred revenue	$26,565	$16,763
Deferred compensation plan liability	6,523	5,642
Accrued restructuring costs	1,369	—
Other	1,738	1,844
	$36,195	$24,249

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$498	$701	$1,810	$2,106
Amortization of note discount	1,254	1,661	4,482	4,924
Amortization of debt issue costs	158	211	552	627
	1,910	2,573	6,844	7,657
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,150	—	1,661	—
Amortization of note discount	1,903	—	2,742	—
Amortization of debt issue costs	141	—	203	—
	3,194	—	4,606	—
Other interest expense	30	—	116	1
Total interest expense	$5,134	$2,573	$11,566	$7,658

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2018	2017
Interest expense paid	$2,550	$2,847
Income tax paid	$768	$1,113

The following is the supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	November 30,
	2018	2017
Equity investment in and loan to ThinxNet (see Note 5)	$300	$2,674

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

The Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through Applications Programing Interfaces (“APIs”) and micro-services to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe.

Segment information for the three and nine months ended November 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended November 30, 2018				Three Months Ended November 30, 2017
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$68,552	$19,943	$—	$88,495	$77,775	$15,894	$—	$93,669
Adjusted EBITDA	$9,276	$3,612	$(1,465)	$11,423	$12,668	$2,028	$(858)	$13,838

	Nine Months Ended November 30, 2018				Nine Months Ended November 30, 2017
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total

Revenues	$222,004	$57,416	$—	$279,420	$223,841	$47,676	$—	$271,517
Adjusted EBITDA	$31,772	$9,907	$(4,390)	$37,289	$36,993	$5,301	$(2,974)	$39,320

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net income (loss)	$(522)	$11,806	$7,135	$21,384
Investment income	(1,398)	(619)	(3,258)	(1,348)
Interest expense	5,134	2,573	11,566	7,658
Income tax provision	(778)	3,351	496	5,970
Depreciation	2,261	1,970	6,602	5,953
Amortization of intangible assets	2,893	3,710	8,534	11,278
Stock-based compensation	2,941	2,620	8,088	6,664
Loss on extinguishment of debt	-	—	2,033	—
Equity in net loss of affiliate	445	409	1,414	1,122
Restructuring charges	1,247	—	5,196	—
Legal expenses for LoJack battery performance issue	1,483	652	3,733	1,579
Litigation provision	633	324	1,520	6,810
Gain on LoJack battery performance legal Settlement	(2,500)	(13,301)	(15,833)	(28,333)
Other	(416)	343	63	583
Adjusted EBITDA	$11,423	$13,838	$37,289	$39,320

It is not practicable for us to report identifiable assets by segment because these business units share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
United States	$67,088	$67,441	$208,152	$197,185
Europe, Middle East and Africa	10,328	11,269	37,460	33,805
South America	832	3,239	4,961	9,018
Canada	3,249	4,272	6,951	11,833
Asia and Pacific Rim	3,465	3,473	10,704	9,593
All other	3,533	3,975	11,192	10,083
	$88,495	$93,669	$279,420	$271,517

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. The revenue decline in Latin America is attributable to regional macroeconomic factors impacting orders from customers in South America. No single non-U.S. country accounted for more than 10% of our revenue in the three and nine months ended November 30, 2018 and 2017.

NOTE 16 – LEGAL PROCEEDINGS

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre (the “HKIAC”). LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder, EVE Holdings Limited, to resolve the Damage Award by having EVE Holdings Limited, make payments to us in the aggregate amount of approximately $46.6 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). As of November 30, 2018, we had received approximately $44.1 million of the Settlement. The Settlement amounts are reported upon receipt as other non-operating income in our consolidated statement of comprehensive income (loss) for the fiscal year ended February 28, 2018 and the nine months ended November 30, 2018. We expect to receive the remaining $2.5 million in installments in the fourth quarter ending February 28, 2019.

Tracker Connect (Pty) LTD (“Tracker”)

In December 2016, Tracker, LoJack’s international licensee in South Africa, commenced arbitration proceedings against LJEI, by filing a notice of arbitration. The Tracker arbitration was related to the EVE battery claim as described above. The arbitration was conducted in March 2018 and closing arguments were heard on June 25, 2018. On December 6, 2018, the arbitral tribunal issued its confidential final ruling by awarding $6.2 million to Tracker, which was paid on December 18, 2018. In connection with this legal matter, we had accrued a contingent liability of $4.0 million and therefore the net effect of the final award is recorded in General & Administrative expenses in our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended November 30, 2018.

At this time, we believe that all outstanding legal matters related to the EVE and Tracker matters are complete.

Other legal matters

As previously disclosed on Form 10-K for the fiscal year ended February 28, 2018 and Form 10-Q for the second quarter ended August 31, 2018 that were filed with the U.S. Securities and Exchange Commission, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit that Omega Patents, LLC, (“Omega”) filed against us. The court denied these motions and we then filed an appeal at the Court of Appeals for the Federal Circuit (“CAFC”). We expect that the CAFC will hear oral argument on the appeal on January 9, 2019, although the court calendar is subject to change. Our aggregated accrual for this matter was approximately $19.1 million and $17.6 million as of November 30, 2018 and February 28, 2018, respectively. We continue to believe that our products do not infringe any valid claims of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows or results of operations.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, in the ordinary course of business, we may receive claims concerning contract performance, or claims that our products or services infringe the intellectual property of third parties. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any such matters existing at the present time would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

Other than the adoption of ASC 606 and ASU 2016-01 (see Note 1), there have been no significant changes to these accounting policies as of November 30, 2018.

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

SOFTWARE & SUBSCRIPTION SERVICES

Our Software & Subscription Services reportable segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through Applications Programming Interfaces (“APIs”) and micro-services to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable, proprietary Software-as-a-Service (“SaaS”) offerings enable rapid and cost-effective development of high-value solutions for customers all around the globe.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts that are different than those included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, restructuring expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15 for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

Three months ended November 30, 2018 compared to three months ended November 30, 2017:

Revenue by Segment

	Three Months Ended November 30,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$68,552	77.5%	$77,775	83.0%	$(9,223)	(11.9%)
Software & Subscription Services	19,943	22.5%	15,894	17.0%	4,049	25.5%
Total	$88,495	100.0%	$93,669	100.0%	$(5,174)	(5.5%)

Telematics Systems revenue decreased by $9.2 million or 11.9% for the three months ended November 30, 2018 compared to the same period last year. The decrease was primarily attributed to reduced sales of our legacy LoJack SVR and MRM telematics products. During the current quarter, we initiated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. The program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. As a result, we experienced various supply disruptions related to this transition, as well as extended lead times driven by component shortages. This resulted in inbound product supply delays at quarter-end and impacted our ability to ship certain products to meet customer demand. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist in the near term.

Software & Subscription Services revenue increased by $4.0 million or 25.5% for the three months ended November 30, 2018 compared to the same period last year. The increase was due to growth in our LoJack Italia operations and our fleet management services, specifically related to the continued growth in our subscriber base with a large freight transport customer. This increase in revenue was partially offset by a less favorable Euro to U.S. dollar exchange rate compared to the same period last year.

Cost of Revenues and Gross Profit

	Three Months Ended November 30,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$88,495	100.0%	$93,669	100.0%	$(5,174)	(5.5%)
Cost of revenues	52,114	58.9%	55,482	59.2%	(3,368)	(6.1%)
Gross profit	$36,381	41.1%	$38,187	40.8%	$(1,806)	(4.7%)

Consolidated gross profit decreased by $1.8 million or 4.7% for the three months ended November 30, 2018 compared to the same period last year. The decrease in absolute dollar terms was due to lower revenue in the Telematics Systems business partially offset by continued growth in LoJack subscription services as described above. Consolidated gross margin increased to 41.1% for the three months ended November 30, 2018 from 40.8% for the same period last year. This increase was primarily due to continuous growth in revenues for our Software & Subscriptions Services as described above.

Cost of revenues above excludes the restructuring related costs, which are shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Three Months Ended November 30,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,177	8.1%	$6,296	6.7%	$881	14.0%
Selling and marketing	12,746	14.4%	12,981	13.9%	(235)	(1.8%)
General and administrative	11,719	13.2%	10,993	11.7%	726	6.6%
Restructuring	1,247	1.4%	—	0.0%	1,247	100.0%
Intangible asset amortization	2,893	3.3%	3,710	4.0%	(817)	(22.0%)
Total	$35,782	40.4%	$33,980	36.3%	$1,802	5.3%

Consolidated research and development expense increased by $0.9 million or 14.0% for the three months ended November 30, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 8.1% for the three months ended November 30, 2018 compared to 6.7% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense was consistent for the three months ended November 30, 2018 compared to the same period last year.

Consolidated general and administrative expenses increased by $0.7 million or 6.6% for the three months ended November 30, 2018 compared to the same period last year. The increase was primarily driven by increases in (i) employee compensation and benefits due to increased headcount, (ii) legal expenses and litigation settlement related to Tracker matter (see Note 16), and (iii) service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets.

As described in Note 7, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. During the three months ended November 30, 2018, we incurred additional charges under this initiative. As a result, we recorded approximately $0.2 million in severance and employee related costs as well as $1.0 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles decreased by $0.8 million or 22.0% for the three months ended November 30, 2018 compared to the same period last year due to some intangible assets becoming fully amortized.

Non-operating Income (Expense), Net

Investment income increased by $0.8 million to $1.4 million for the three months ended November 30, 2018 from $0.6 million for the three months ended November 30, 2017. The increase was due to an increase in investment income resulting from increased investments in various cash equivalent and short-term marketable securities.

Interest expense increased $2.6 million to $5.1 million for the three months ended November 30, 2018 from $2.6 million for the three months ended November 30, 2017 primarily due to additional interest and debt discount and issue costs related to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method.

See Note 16 to the accompanying unaudited condensed consolidated financial statements for information concerning the $2.5 million and $13.3 million net gain for the three months ended November 30, 2018 and November 30, 2017, respectively on the Settlement with a former supplier.

Other non-operating expense for the three months ended November 30, 2018 was $0.2 million, decreased from income from the comparable period of the prior year due to an unfavorable shift in currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended November 30, 2018 was $0.5 million as compared to a net income of $11.8 million in the three months ended November 30, 2017. The decrease is due to a $3.6 million decline in operating income caused by decreased revenue, a $1.8 million increase in net interest expense in connection with the 2025 Convertible Notes and a $10.8 million decrease in non-operating gain from a legal settlement as further discussed in Note 16, partially offset by a $4.1 million decrease in income tax provision.

Adjusted EBITDA:

	Three Months Ended November 30,
(In thousands)	2018	2017	$ Change	% Change
Segment
Telematics Systems	$9,276	$12,668	$(3,392)	(26.8%)
Software & Subscription Services	3,612	2,028	1,584	78.1%
Corporate Expenses	(1,465)	(858)	(607)	70.7%
Total Adjusted EBITDA	$11,423	$13,838	$(2,415)	(17.5%)

Adjusted EBITDA for Telematics Systems in the three months ended November 30, 2018 decreased by $3.4 million compared to the same period last year primarily due to a decrease in revenue resulting from the supply disruption related to our supply chain diversification program as described above. Adjusted EBITDA for Software & Subscription Services increased by $1.6 million compared to the same period last year primarily due to continued growth of LoJack subscription services and fleet management service deployments. Adjusted EBITDA for Corporate Expenses increased due to higher legal fees related to general matters coupled with higher audit fees.

See Note 15 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Nine months ended November 30, 2018 compared to nine months ended November 30, 2017:

Revenue by Segment

	Nine Months Ended November 30,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$222,004	79.5%	$223,841	82.4%	$(1,837)	(0.8%)
Software & Subscription Services	57,416	20.5%	47,676	17.6%	9,740	20.4%
Total	$279,420	100.0%	$271,517	100.0%	$7,903	2.9%

Telematics Systems revenue decreased by $1.8 million or 0.8% for the nine months ended November 30, 2018 compared to the same period last year. The decrease was attributed to reduced sales of our legacy LoJack SVR and MRM telematics products during the three months ended November 30, 2018. Legacy LoJack SVR product sales declined due to regional macroeconomic factors impacting order flow from some of the larger international licensees. The decline in MRM telematics products sales resulted from various supply disruptions related to our supply chain diversification program described above.

Software & Subscription Services revenue increased by $9.7 million or 20.4% for the nine months ended November 30, 2018 compared to the same period last year. The increase was due to growth in LoJack subscription services and our fleet management services especially as the subscriber base with a large freight transport customer continues to grow. The increase was partially offset by a less favorable Euro to U.S. dollar exchange rate compared to the same period last year.

Cost of Revenues and Gross Profit

	Nine Months Ended November 30,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$279,420	100.0%	$271,517	100.0%	$7,903	2.9%
Cost of revenues	165,127	59.1%	159,049	58.6%	6,078	3.8%
Gross profit	$114,293	40.9%	$112,468	41.4%	$1,825	1.6%

Consolidated gross profit increased by $1.8 million or 1.6% for the nine months ended November 30, 2018 compared to the same period last year. The increase in absolute dollar terms was due to higher revenue in our Software & Subscription Services business. Consolidated gross margin decreased to 40.9% for the nine months ended November 30, 2018 from 41.4% for the same period last year. This decrease was primarily due to a change in product mix in the current period as well as the impact of high margin revenue sold to a strategic technology partnership arrangement in the same period last year.

Cost of revenues above excludes the restructuring related costs, which are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Operating Expenses

	Nine Months Ended November 30,
	2018		2017
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$21,377	7.7%	$18,853	6.9%	$2,524	13.4%
Selling and marketing	37,766	13.5%	38,167	14.1%	(401)	(1.1%)
General and administrative	37,146	13.3%	38,159	14.1%	(1,013)	(2.7%)
Restructuring	5,196	1.9%	—	0.0%	5,196	100.0%
Intangible asset amortization	8,534	3.1%	11,278	4.2%	(2,744)	(24.3%)
Total	$110,019	39.5%	$106,457	39.3%	$3,562	3.3%

Consolidated research and development expense increased by $2.5 million or 13.4% for the nine months ended November 30, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.7% for the nine months ended November 30, 2018 compared to 6.9% in the same period last year. We are investing in the research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense decreased by $0.4 million or 1.1% for the nine months ended November 30, 2018 compared to the same period last year. The decrease was primarily driven by a decrease in professional services and web design costs as we substantially completed our CalAmp and LoJack brand refresh initiatives during the prior fiscal year.

Consolidated general and administrative expenses decreased by $1.0 million or 2.7% for the nine months ended November 30, 2018 compared to the same period last year. The decrease was primarily driven by a decline in litigation provisions and expenses related to existing legal matters (see Note 16) and partially offset by increased employee compensation and benefits due to increased headcounts and increased professional services coupled with service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets.

As described in Note 7, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. As a result, we recorded approximately $1.5 million in severance and employee related costs as well as $3.7 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use for the nine months ended November 30, 2018. Restructuring costs are shown separately in the operating expenses in the condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles decreased by $2.7 million or 24.3% for the nine months ended November 30, 2018 compared to the same period last year due to some intangible assets becoming fully amortized.

Non-operating Income (Expense), Net

Investment income increased by $1.9 million to $3.3 million for the nine months ended November 30, 2018 from $1.3 million for the nine months ended November 30, 2017. The increase was due primarily to an increase in interest income resulting from increased investments in various cash equivalent and short-term marketable securities.

Interest expense increased to $11.6 million for the nine months ended November 30, 2018 from $7.7 million for the nine months ended November 30, 2017 primarily due to additional interest expense and debt discount and issue costs relating to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method.

See Note 6 to the accompanying unaudited condensed consolidated financial statements for information concerning the $2.0 million loss on extinguishment of debt.

See Note 16 to the accompanying unaudited condensed consolidated financial statements for information concerning the $15.8 million and $28.3 million net gain for the nine months ended November 30, 2018 and 2017 on the Settlement with a former supplier.

Other non-operating expense for nine months ended November 30, 2018 was $0.7 million as compared to an income of $0.4 million for the same period prior year due to an unfavorable shift in currency exchange rates.

Overall Profitability Measures

Net Income:

GAAP-basis net income in the nine months ended November 30, 2018 was $7.1 million as compared to $21.4 million in the nine months ended November 30, 2017. The decrease is due to $5.2 million restructuring expenses, a $2.0 million increase in net interest expense in connection with the 2025 Convertible Notes, a $2.0 million loss on extinguishment of debt and a $12.5 million decrease in non-operating gain from a legal settlement as further discussed in Note 16. The decreases were partially offset by a $1.8 million increase in gross profit and a $5.5 million decrease in income tax provision.

Adjusted EBITDA:

	Nine Months Ended November 30,
(In thousands)	2018	2017	$ Change	% Change
Segment
Telematics Systems	$31,772	$36,993	$(5,221)	(14.1%)
Software & Subscription Services	9,907	5,301	4,606	86.9%
Corporate Expenses	(4,390)	(2,974)	(1,416)	47.6%
Total Adjusted EBITDA	$37,289	$39,320	$(2,031)	(5.2%)

Adjusted EBITDA for Telematics Systems in the nine months ended November 30, 2018 decreased $5.2 million compared to the same period last year primarily due to the impact of high margin revenue earned on a strategic technology partnership arrangement in the nine months ended November 30, 2017 coupled with higher operating expenses in Telematics Systems as a result of increased headcount and outsourced professional services fees. Adjusted EBITDA for Software & Subscription Services increased $4.6 million compared to the same period last year primarily due to continued growth in gross profit from our Italia market and higher gross profit from our fleet management services.

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

The effective income tax rate was 5.5% in the nine months ended November 30, 2018 compared to 21.0% in the same period prior year. The effective tax rate in the nine months ended November 30, 2018 is lower than the statutory U.S. federal income tax rate of 21% primarily due to earing a portion of our income in lower tax jurisdictions, federal and state research and development tax credits and tax benefits, and from the exercise of stock options and vesting of equity awards.

As disclosed in the Form 10-K filed on May 10, 2018, we determined a reasonable provisional estimate on our existing deferred tax balances and the one-time transition tax under the U.S. Securities and Exchange Commission Staff Bulletin No. 118 as of February 28, 2018. We continue to evaluate the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2018, our primary cash needs have been for working capital purposes and, to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of November 30, 2018, we have $301.8 million of cash, cash equivalents and marketable securities. We expect to continue to finance our operations from cash, cash equivalents and marketable securities without borrowing under our revolving credit facility over the next twelve months.

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, N.A. that provides for borrowings of up to $50.0 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. There were no borrowings outstanding on this revolving credit facility at November 30, 2018.

On July 20, 2018, we issued 2.00% Convertible Senior Notes due 2025, (the “2025 Convertible Notes”), with a principal amount of $230.0 million. The net proceeds from our sale of the 2025 Convertible Notes were $222.7 million and, net of issuance costs of $7.3 million. We used approximately $90.0 million of the net proceeds from this offering to pay (i) the cost of the capped call transactions of $21.2 million; (ii) repurchase shares of our common stock of approximately $15.0 million, and (iii) repurchase in privately negotiated transactions of approximately $50 million in principal of our outstanding 2020 Convertible Notes for approximately $53.8 million including accrued interest. As part of the repurchase of the 2020 Convertible Notes, we also unwind the related note hedges and warrants, which provided us proceeds of $3.1 million. We expect to use the remainder of the proceeds from the 2025 Convertible Notes for working capital or other general corporate purposes, which may include but not limited to, additional repurchases of the 2020 Convertible Notes, repurchases of shares of our common stock, and acquisitions or other strategic transactions.

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes in which the final resolutions have not been determined at this time. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

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

For the nine months ended November 30, 2018, net cash provided by operating activities was $48.1 million and net income was $7.1 million, which was primarily attributable to a $15.8 million cash received from the Settlement with a former supplier of LoJack that was realized as non-operating income during the period. We expect to receive the remaining $2.5 million in installments in the fourth quarter ending February 28, 2019. Our non-cash expenses, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, loss on extinguishment of debt, deferred income taxes and equity in net loss of our affiliate totaled $34.0 million. Changes in operating assets and liabilities created a $5.6 million source of cash, primarily driven by changes in working capital including an increase in deferred revenue and decrease in inventory but partially offset by an increase in prepaid expense and decrease in accounts payable. The increases in our working capital accounts were attributable to an increase in sales volume in the most recent quarter.

For the nine months ended November 30, 2017, net cash provided by operating activities was $58.7 million, which primarily resulted from net income of $21.4 million, which included a $23.8 million cash received from the Settlement with a former supplier of LoJack as well as similar activities within other non-cash items and changes in working capital.

Cash flow from investing activities

For the nine months ended November 30, 2018 and 2017, our net cash used in investing activities was $17.1 million and $13.4 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate.

Additionally, our investing activities include capital expenditures to support growth in our business. We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, all of which will be done to support the future growth of our business.

Cash flow from financing activities

For the nine months ended November 30, 2018 and November 30, our net cash provided (used) by financing activities was $108.6 million and $(2.3) million, respectively. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options. In the nine months ended November 30, 2018, we issued $230.0 million of the 2025 Convertible Notes and used the net proceeds to pay the cost of the capped call transactions; repurchase shares of our common stock, and repurchase a portion of our outstanding 2020 Convertible Notes as discussed above. We also received proceeds of $3.1 million from the unwind of the note hedges and warrants related to the 2020 Convertible Notes.

On May 7, 2018, we announced that our Board of Directors authorized a share repurchase program, under which we may repurchase up to $30.0 million of our outstanding common stock. On July 16, 2018, our Board of Directors increased it to $39.0 million. As of November 30, 2018, the entire $39.0 million authorized by our Board of Directors had been utilized.

On December 10, 2018, we announced that our Board of Directors authorized a new share repurchase program, under which we may repurchase up to $20.0 million of our outstanding common stock over the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of November 30, 2018 (in thousands):

	Future Estimated Cash Payments Due by Fiscal Year
	Less than 1 year	1 - 3 years	3 - 5 years	>5 years	Total
Convertible senior notes principal	$-	$122,527	$-	$230,000	$352,527
Convertible senior notes stated interest	6,744	10,196	9,200	9,200	35,340
Operating leases	5,524	6,148	3,840	941	16,453
Purchase obligations	41,538	-	-	-	41,538
Total contractual obligations	$53,806	$138,871	$13,040	$240,141	$445,858

Purchase obligations consist primarily of inventory purchase commitments.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our ability to collect the remaining installments under the Settlement with EVE, the effect of tariffs on exports from China, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2018 as filed with the U.S. Securities and Exchange Commission on May 10, 2018. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.6 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' equity section of the consolidated balance sheet at November 30, 2018. The aggregate foreign currency transaction exchange rate gain (loss) included in determining loss before income taxes and equity in net loss of affiliate were $(0.6) million and $0.5 million in the nine months ended November 30, 2018 and November 30, 2017, respectively.

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

We import certain products and components from suppliers in China. Earlier this year, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $250 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% and then 25% beginning in January 2019. Although some of the products and components we import are included on this list, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. Additionally, the current Administration continues to signal that it may further alter trade agreements between China and the United States and may impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could have a negative impact on our revenue or operating results.

Accelerated supply chain diversification program, component shortages and uncertainty in international trade negotiations with China may adversely impact us and have a material adverse effect on our financial condition or results of operations.

We accelerated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. This program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. These factors attributed to various supply disruptions, including component shortages, in the third quarter of fiscal 2019. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist in the near term.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during third quarter ended November 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs (1)
September 1 - September 30, 2018	-	$-	-	$10,435,956
October 1 - October 31, 2018	379,471	$19.78	379,471	$2,931,098
November 1 - November 30, 2018	146,252	$20.04	146,252	$-
Total	525,723	$19.85	525,723	$-

(1)

As announced on May 7, 2018, our Board of Directors approved a share repurchase program of up to $30.0 million of our outstanding common stock. On July 16, 2018, our Board of Directors authorized an additional $9.0 million to repurchase our outstanding common stock, or a total up to $39.0 million. As of November 30, 2018, the entire $39.0 million had been utilized. Our share repurchase program did not obligate us to acquire any specific number of shares. Under the program, shares were repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

CALAMP CORP.

December 20, 2018	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)