Form 10-K
period 2019-02-28
CalAmp Corp.
filed 2019-05-01
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 31, 2018, the aggregate market value of shares held by non-affiliates of the registrant was approximately $684.0 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company. As of April 25, 2019, there were 33,597,344 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

Company Overview

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”), incorporated in 1996,  is a telematics solutions pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world including industrial machines, commercial and passenger vehicles, their drivers and contents. We call this The New How, powering autonomous IoT interaction, facilitating efficient decision making, optimizing resource utilization, and improving road safety. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

Since our inception, we have sold over 20 million telematics devices and related products, and have built an industry-leading brand in the global connected vehicle and industrial Internet of Machines marketplace. Our products, software and services are sold into a broad array of market verticals including automotive, insurance, transportation and logistics, government, construction, and utilities to customers in the United States, Latin America, Western Europe, Asia Pacific, Middle East and Africa. Our brands and technological leadership have driven the adoption of our connectivity solutions with small to mid-size customers as well as large global enterprises such as Caterpillar, AT&T, Verizon, TransUnion, Trimble, and Omnitracs. With our global network of LoJack licensees and a strong ecosystem of industry partnerships, we bring intelligence to the edge in the mobile connected economy to help drive business efficiencies. CalAmp is headquartered in Irvine, California, and is growing rapidly with recent expansion in international markets spawned by our telematics technology.

Recent Acquisitions

In February 2019, CalAmp acquired Tracker Network (UK) Limited (“TRACKER”), a LoJack licensee and market leader in stolen vehicle recovery (“SVR”) and telematics services across the United Kingdom. This acquisition builds on our March 2016 acquisition of the LoJack® Corporation, establishing a strong position for CalAmp to drive the broad adoption of connected vehicle and Software-as-a-Service (SaaS) applications and solutions with customers worldwide. We believe TRACKER will be strategically aligned with LoJack Italia and help drive CalAmp’s European expansion by leveraging the Company’s complete, vertically integrated portfolio of telematics devices, and cloud and software services to develop advanced connected car solutions targeting auto dealers, OEMs, insurance providers and other enterprise customers. The acquisition brings strong brand awareness across the U.K. and extensive law enforcement relationships with an opportunity to create synergies by integrating two of Europe’s most advanced SVR and telematics solutions providers to support key enterprise customer opportunities on a pan-European basis.

In March 2019, we acquired Car Track, S.A. de C.V. (“Car Track”), the exclusive licensee of LoJack® technology for the Mexican market. Car Track, known under the LoJack Mexico brand will leverage CalAmp’s full stack of telematics and SaaS solutions to expand product offerings to its substantial subscriber base of consumers, auto dealers and original equipment manufacturers (“OEMs”), insurance providers and leasing companies throughout Mexico. This acquisition provides us with a profitable business and world-class brand with strong channels, consumer awareness and law enforcement relationships in major cities across Mexico.

In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. Combined with the recent acquisitions of TRACKER and Car Track, the Synovia acquisition expands our fleet management and vehicle safety services portfolio. This acquisition also accelerates our transformation to high-value subscription-based services.

Our Platform

Our core technology platform combines our intelligent telematics products and highly scalable and secure CalAmp Telematics Cloud Platform (“CTC”) with our vertically targeted SaaS applications, as well as subscription services such as Crashboxx instant crash notification that can be delivered through our applications or as discrete over the top services:

Connected telematics products. Our connected telematics product portfolio combines innovative technology with adaptable and customizable functionality and industry-leading reliability. We offer a series of telematics devices for the broader connected vehicle and emerging Internet of Machines marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. These wireless networking devices include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers, which underpin a wide range of our own and third-party software applications and solutions for business-critical applications demanding secure and reliable communications and controls anywhere in the world. Our customers select our products and solutions based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value. Our deep understanding of machine-to-machine communications and the dynamic needs of our customers across a broad array of vertical markets, applications and business requirements remain key differentiators for us. As a result, we have secured an installed-base of over 20 million devices worldwide, establishing the CalAmp brand as a global telematics leader in the connected economy.

CalAmp Telematics Cloud platform (“CTC”). Our CTC applications enablement platform connects customers to a wide range of applications and software services, which enhances the value of our telematics products and offers flexibility and scale for small to medium-sized businesses as well as global enterprise corporations. Our cloud-based service enablement and telematics platform facilitates integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”), which our partners leverage to rapidly deliver full-featured IoT solutions to their customers and markets. Our proven CTC is architected to integrate with numerous global Mobile Network Operator (“MNO”) account management systems and to leverage the carrier backend systems to provide customers access to services that are essential for creating and managing flexible end-to-end solutions.

SaaS applications. We have steadily grown our base of SaaS subscribers and continue to migrate towards becoming a pure-play of software and subscription services provider. Our technology platform combines customized programmable telematics devices and the CTC platform with a broad portfolio of SaaS applications and other subscription services such as CrashBoxx. These high-value solutions are delivered to our global customers through CalAmp iOnTM, a tightly integrated cloud-based platform that enables seamless management of a diverse set of assets, from service vehicles to high-value equipment. Targeted vertical markets for these solutions include automotive, fleet and asset management, transportation and logistics, construction, utilities and government. In February 2019, we began offering fully integrated vehicle telematics with asset management, which allows enterprise fleet, construction, government and rental companies to better track their mobile workforce and high-value assets in a fully integrated fashion through the CalAmp iOn platform.

One feature of the CalAmp SC iOn CommandTM platform provides customers in the pharmaceutical, healthcare, biotech, food and consumer goods industries with supply chain visibility and environmental condition monitoring as goods travel from manufacturing through distribution and on to the end consumer. Another feature, our iOn TagTM smart sensors, delivers granular visibility into product temperature, humidity, light, shock and movement at the package and pallet-level as shipments travel through the global supply chain to prevent loss, maintain compliance with business rules and regulatory requirements, and secure brand integrity. We also deployed this technology for tracking pets being transported via air.

CalAmp iOn HoursTM allows long haul trucking markets to maintain compliance with the Electronic Logging Device (“ELD”) federal mandate.

We have also developed telematics applications under our LoJack brand with our LoJack® SureDriveTM, connected car app for the consumer telematics segment and LoJack® LotSmartTM, a vehicle inventory lot management solution, for the automobile dealer market.

Our broad range of applications combined with our CTC platform and services have enabled us to steadily grow our base of recurring revenue subscribers to over one million at fiscal year-end.

Customer Engagement Model

Our connected telematics products streamline complex mobile IoT deployments and empower our customers to optimize their operations by collecting, monitoring and reporting business-critical information from mobile and remote assets. The broad distribution of our intelligent connected devices enhances our brand and generates revenue growth through product sales while expanding opportunities to sell SaaS applications and other subscription services that drive recurring revenue. This model enables us to create greater customer engagement and long-term enterprise relationships throughout our end-to-end telematics solutions.

As we steadily grow our base of SaaS subscribers we continue on a path to becoming a pure-play solution provider of subscription services by combining our core CTC cloud-based platform, programmable telematics devices and a broad portfolio of SaaS applications with and other subscription services such as CrashBoxx that can be delivered through our applications or as discrete over the top services. We recently introduced an innovative device-as-a-service (DaaS) subscription business model that enables enterprise customers to leverage more of our research and development investments and full portfolio of connected car software services to lower their business costs and drive new revenue streams from subscription services.

We sell our solutions directly to global enterprise, OEMs and small to medium-sized businesses across multiple vertical markets and geographic regions. In addition, we have an active Channel Sales Program that sells our portfolio of solutions to telematics service providers, value added resellers and systems integrators that in turn develop innovative telematics solutions based our technology stack. Substantially all of our telematics devices deployed utilize our cloud-based device management platform, providing us the opportunity to drive enhanced over-the-top services and data monetization in collaboration with our customers and partners. We believe this self-reinforcing cycle will increase our brand awareness and enhance the demand for our telematics products, our scalable cloud services and differentiated software-application services.

Our Solutions

Our connected telematics products, software solutions and other subscription services address a wide variety of applications across key vertical markets typically characterized by large enterprises with significant remote and/or mobile assets that perform business-critical tasks and services that are otherwise difficult to manage in real time. In such situations, our solutions provide a clear and demonstrable return on investment. Our products and solutions benefit our customers in the following ways:

•

Increasing productivity, improving communications and optimizing performance of fleets and mobile workers. Applications include vehicle monitoring, dispatch and route optimization, fleet diagnostics and maintenance, workflow improvement, workforce communications, driver behavior monitoring, as well as training and work-alone safety initiatives.

•

Improving the automobile dealer, vehicle owner and vehicle insurer experience. Applications include connected car and insurance telematics solutions that expedite the claims process for insurers, improve lot management for automobile dealers and provide early warning alerts, accident reconstruction and other connected car and road safety services for consumers.

•

Enabling multi-modal supply chain visibility tracking and management services from the cab to the containers and cargo. Applications include local and long-haul trailer tracking, management and logistics, container tracking and status, refrigerated container monitoring and control, high-value asset, pet tracking solutions in air travel as well as environmental condition monitoring of cargo down to the product level and delivery assurance combined with local and intermodal pallet and cargo logistics and tracking.

•

Producing unparalleled stolen vehicle recovery for cars, trucks and SUVs, and new connected car services for businesses and consumers. Applications include stolen vehicle recovery directly integrated with law enforcement, vehicle safety and security technologies, alerts to emergency response personnel triggered by collisions, vehicle arrival alerts, speed alerts, driver behavior monitoring, and auto dealership inventory management, that improve the customer experience, give customer peace of mind and drive incremental revenue opportunities for automobile dealers.

•

Securing, tracking and managing financed vehicles and assets. Applications include asset tracking for sub-prime vehicle finance lenders and Buy Here Pay Here automobile dealers, rental equipment tracking and remote car start.

•

Facilitating comprehensive monitoring, tracking and telematics for heavy equipment and commercial trucking. Applications include heavy equipment maintenance, usage optimization and tracking, rental equipment tracking, high-value tools and asset tracking, yellow iron and attachment management, indoor/outdoor forklift and loader location, impact detection and telematics, as well as transportation industry regulatory compliance, such as hours of service and onboard electronic logging mandates.

•

Enabling usage-based insurance, enhanced claims processing and delivery of comprehensive value-added services for the vehicle insurance industry. Applications include stolen vehicle recovery for insurance providers, driver behavior scoring and feedback, crash discrimination, collision alerts and reconstruction, damage assessment and estimation, teen driver tracking and management, roadside assistance and predictive maintenance.

•

Delivering end-to-end visibility and regulatory compliance for supply chain management. Applications include granular visibility of product location and environmental status for temperature-sensitive drugs, perishable food and high-value consumer goods.

•

Enabling rapid delivery of comprehensive managed services for machine and equipment OEMs. Applications include service, maintenance, tracking, monitoring and control for generators, turbines, compressors, small engines (e.g., outboard motors, ATVs and electric carts) and power tools.

•

Providing reliable, easy-to-use wireless communications solutions for fixed, mobile and portable enterprise data applications. Examples include digital signage, kiosk/high-value vending and video surveillance.

Our Growth Strategy – Capitalize on $30B Total Available Market

We intend to grow our core business and expand into new markets and geographic regions. Our business resides at the nexus of several large market opportunities including the connected vehicle ecosystem, enterprise asset tracking, and fleet management product and services markets. We believe these market opportunities constitute a total available market (“TAM”) of approximately $30 billion. In order to capitalize on this TAM, we have devised the following key elements to our growth strategy:

•

Drive SaaS and DaaS Applications Across Market Verticals. We are relentlessly pursuing our goal to grow our software and subscription services business. To accomplish this goal, we are focused on continued product innovation coupled with providing value-added cloud-based, service enablement solutions. We believe that our existing brand presence and customer base in market verticals such as transportation, construction, government and automotive aftermarket presents a significant growth opportunity for us to drive growth in our SaaS applications. As we steadily grow our base of SaaS subscribers, we continue to migrate to a pure-play solution provider of subscription services by combining our core CTC cloud-based platform, programmable telematics devices and a broad portfolio of SaaS applications with micro services that can be delivered through applications or as discrete over the top services. Additionally, we plan to leverage our recently introduced DaaS subscription business model to enable enterprise customers to access more of our research and development investments and full portfolio of connected car software services to lower their business costs and drive new revenue streams from subscription services.

•

Create Innovative Solutions in the Emerging Connected Vehicle Market. With the acquisition of LoJack licensees in the U.S., U.K., Italy and Mexico, we now have a highly recognizable, consumer-facing brand as well as strong and unique relationships with law enforcement agencies in the U.S. and other strategic geographic regions, auto dealerships, insurance companies, rental car agencies, regional and global transportation and logistics providers, heavy equipment OEMs and a network of global LoJack licensees. We plan to develop telematics applications for the connected vehicle market similar to our recently introduced solutions of LoJack SureDrive targeting the consumer telematics segment and LoJack LotSmart for automotive dealer inventory management solution. We plan to increase our investment in research and development to expand and enhance the features and capabilities of our products and solutions in the connected vehicle market and drive further innovation through synergies created among our Synovia acquisition, LoJack subsidiaries and other global licensees.

•

Expand Presence in Industrial IoT. We believe that our current distribution footprint covers a significant portion of the global industrial telematics market due to our strong relationships with large enterprises such as Caterpillar. We believe there is an opportunity for us to leverage our core competencies of working with these global enterprises and expand our presence with other industrial OEMs.

•

Continue Expansion into International Markets. We are leveraging our existing customer relationships, international subscribers, recent TRACKER and LoJack Mexico acquisitions and access to the network of international LoJack licensees to further expand into global markets including Latin America, Europe, Middle East, Africa and Asia Pacific. Our global expansion strategy is focused on countries with anticipated demand for our full stack of telematics devices, cloud technology, software applications and micro-services.

•

Create Opportunities to Monetize our Installed Base. We believe that our strong and growing installed-base of over 10 million telematics devices using our cloud-based device management platform and over one million unique subscribers provide us with an opportunity to create additional revenue streams by delivering high-value data sources, applications and other over the top subscription services to enterprises in large market such as automotive, insurance, transportation and logistics, government and construction.

Manufacturing and Operations

While the vast majority of our products are designed in the U.S., we currently outsource a substantial portion of our manufacturing to certain contract manufacturers, which are located primarily in Hong Kong, mainland China, Malaysia and other Pacific Rim countries. Our electronic devices, components and made-to-order assemblies used in our products can be obtained from these manufacturers, although certain components are obtained from sole source suppliers. Although we do not have any long-term purchase contracts, we have executed product supply agreements with these manufacturers, which provide for certain product quality requirements. We are not vertically integrated, which provides us with flexibility and an ability to adapt to changes in the market, product supply and pricing while keeping our fixed costs low. Our relationships with our manufacturers are critical to new product introduction and the success of our business. We have strong relationships with our manufacturers, helping us meet our supply and support requirements. As we announced in the first quarter of our fiscal year 2019, we commenced a plan to streamline over global operations including further outsourcing of our manufacturing functions to increase supplier diversification and reduce operating expenses. This plan is in process at this time.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations team based in the U.S. coordinates with our manufacturers’ engineers and quality control personnel to develop the requisite manufacturing processes, quality checks and testing as well as general oversight of the manufacturing activities. We believe this model has allowed us to effectively deliver high quality and innovative products while enabling us to minimize costs, manage inventory risk and maintain flexibility.

We are certified to the ISO (International Organization for Standardization) 9001: 2008 Quality management systems standard.

Research and Development

We compete in markets characterized by industry disruption, rapid technological change, evolving industry standards and new product features. We believe that our future success depends upon our ability to continue to develop innovative new products and solutions as well as enhancements to our existing products and solutions with advanced functionality and ease of use to drive customer demand and to further enhance our global brand and drive recurring revenue. We will continue to focus our research and development resources primarily on developing telematics products, services and software solutions for fleet management, heavy equipment, stolen vehicle recovery, consumer aftermarket telematics, trailer & asset tracking, transportation & logistics, and industrial monitoring & controls applications. We have developed technology platforms that can be leveraged across many of our vertical markets, applications and geographic regions. These include cloud-based telematics application enablement platforms and end-user software applications, cellular and satellite communications network-based asset tracking units, as well as 3G and 4G LTE broadband router products primarily for mobile applications. In addition, our development resources have been allocated to rationalizing existing product lines, reducing product costs, and improving performance through product redesign efforts.

Research and development expenses in fiscal years ended February 28, 2019, 2018 and 2017 were $27.7 million, $25.8 million and $22.0 million, respectively. During this three-year period, our research and development expenses have ranged between 6% and 8% of annual consolidated revenues.

Sales and Marketing

We market and sell our products and services through our global direct sales organization, Channel Partner Program and an international network of licensees and sales representatives as well as our websites and digital presence. Our global direct sales organization is comprised of teams of field sales people, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our U.S. locations. We have organized our field sales personnel, together with internal sales and field support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product and service areas, geographies and customer groups. These sales teams are closely aligned with their respective product management, engineering and operations organizations.

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

We also actively sell our products in certain markets through our LoJack subsidiaries and network of international LoJack licensees, independent sales representatives and distributors. We have entered into agreements with substantially all of our licensees and distributors. In some cases, we have granted representatives and distributors exclusive authorization to sell certain products in a specific geographic area. These agreements generally have terms of one year, which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.

We expect that our reputation for providing innovative and high-quality products will continue to play a significant role in our growth and success, and that high customer satisfaction will continue to fuel referrals of our brand to new customers. Through our trademarked name – CalAmp – we have built a highly recognizable brand in the global enterprise asset tracking and fleet management market verticals. Also, in connection with the acquisition of LoJack, we acquired a highly recognizable consumer-facing brand in the global connected vehicle market.

In fiscal 2018, we embarked on an extensive brand refresh of the CalAmp and LoJack tradenames, which included a repositioning of both brands as well as a comprehensive communication and media outreach campaign. We believe this investment is focused on enhancing our brand awareness, continuing to build brand equity and driving market demand for our products. We also redesigned our websites and digital presence by launching a new corporate and investor relations website for CalAmp and a consumer-facing website for LoJack in order to drive consumer traffic and engagement with our new products and services.

We will continue our investment in sales and marketing programs that further build brand awareness, drive deeper customer engagement and foster long-term relationships with our customers. Our marketing programs are now focused on supporting multi-channel product launches in new geographic markets including launching our LoJack Beyond campaign into the dealer channels nationwide. The LoJack Beyond campaign was launched in March 2018 in an effort to modernize the dealer-consumer engagement platform beyond legacy SVR-only products and to digitize the LoJack sales experience – both of which are expected to increase and track customer engagement and return on investment. Driving additional sales through our TRACKER and LoJack Mexico subsidiaries will be a primary focus throughout the fiscal year 2020.

Additionally, we are focused on maximizing our efficiency and reach of our marketing spend by investing in public relations, social media and digital marketing programs. These programs are developed to educate our potential customers and other industry influencers to fuel active engagement with our products and services. Our activities around public relations, thought leadership, social media and digital marketing will be aligned with our customary product launches, media campaigns and presence at tradeshows and high exposure venues such as Mobile World Congress in Barcelona, Spain, Mobile World Congress Americas in Los Angeles among other high-profile industry events.

Our revenues derived from customers in the U.S. represented 73.8%, 72.6% and 74.0% of consolidated revenues in fiscal years ended February 28, 2019, 2018 and 2017, respectively.

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

Some of the more established competitors for telematics systems and related connected products include Danlaw, Mobile Devices, Orbcomm, Quake Global, Queclink, Sierra Wireless, Spireon, Teltonika and Xirgo. Additionally, the market for Software and Subscription Services is also highly competitive and include well-established companies such as Geotab, Octo Telematics, Omnitracs, OnStar, Trimble, Verizon Connect and Zonar Systems as well as numerous small players.

BACKLOG

Total backlog for our hardware products as of February 28, 2019 and 2018 was $18.4 million and $38.4 million, respectively. Substantially all of the backlog at February 28, 2019 is expected to be shipped in fiscal 2020. Our backlog for hardware products decreased year-over-year as we continue to grow our base of software SaaS subscribers and continue to migrate to becoming a pure-play solution provider of subscription services.

INTELLECTUAL PROPERTY

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, trade secret, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In addition, we often rely on inbound licenses of intellectual property for use in our business. One approach to our risk management of patent infringement claims was to become a client of RPX Corporation (“RPX”). RPX helps companies reduce patent-related risks and expenses through its defensive patent aggregation, under which RPX acquires patents and licenses to patents that are being, or may be, asserted against its clients. The licenses for these patent assets are made available to RPX’s clients to protect them from potential patent infringement assertions.

We own and utilize the tradenames “CalAmp” and “LoJack” as well as the related logos and trademarks on all of our products and solutions. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. We own 199 active trademark applications and registrations throughout the world, with 30 pending and registered trademarks in the U.S..

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

At February 28, 2019, we had 73 U.S. patents and 200 foreign patents. In addition to our awarded patents, we have 59 patent applications in process. Although a number of these trademarks, copyrights, and patents relate to software and products that are significant to our business and operations, we do not believe we are dependent on a single trademark, copyright or patent.

EMPLOYEES

At February 28, 2019, we had approximately 882 employees and approximately 49 contracted workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Michael Burdiek	59	President and Chief Executive Officer
Kurtis Binder	48	Executive Vice President, Chief Financial Officer

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

AVAILABLE INFORMATION

Our primary Internet address is www.calamp.com. We make our U.S. Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. Within the Investor Relations section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board committee charters and composition, Code of Business Conduct and Ethics, and other information. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Our accelerated supply chain diversification program, component shortages and uncertainty in international trade relations with China may adversely impact us and have a material adverse effect on our financial condition or results of operations.

We accelerated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. This program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. These factors attributed to various supply disruptions, including component shortages, in the third quarter of fiscal 2019. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist for some time.

We generally do not have long-term contracts with customers and our customers may cease purchasing our products and services at any time, which could negatively affect our business, financial condition or results of operations.

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

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or significant decline or slowdown in growth in business of any of these customers could have an adverse affect on our business, financial condition or results of operations.

Our revenues depend on a small number of significant customers and some of them represent more than 10% of our total revenues in fiscal year 2019, 2018 and 2017 (see Note 3). They are also expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has and could continue to occur at any time and with or without a reduction in the number of our subscriber basis could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a limited number of contract manufacturers and suppliers of manufacturing services and critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.

We operate a primarily outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers and our net revenue could decline, which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a natural disaster, trade wars, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.

Because the markets in which we compete are highly competitive and some of our competitors have greater resources than us, we cannot be certain that our products and services will continue to be accepted in the marketplace or capture increased market share.

The markets for our products and services are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles, and price erosion. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages currently enjoyed by our products and services will be sufficient to establish and sustain our products and services in the markets we serve. Any increase in price or other competition could result in erosion of our market share, to the extent we have obtained market share, and could have a negative impact on our financial condition and results of operations. We cannot provide assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We expect competition to intensify in the future with the introduction of new technologies and market entrants and with the possible consolidation of competitors.

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

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2017, we acquired LoJack. In fiscal 2019, we acquired Tracker Network (UK) Limited and in the first quarter of fiscal 2020, we acquired Car Track, S.A. de C.V. and Synovia Solutions, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. In fact, our customers usually request that a majority of our product orders be shipped in the final months of the quarter and a significant amount in the last two weeks of the quarter. Some of the other factors that could affect our quarterly or annual operating results include:

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

In the past, we have experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products, services and enhancements and which caused us to incur unexpected expenses and lost revenue. In addition, some of our existing customers have conditioned their future purchases of our products and services on the addition of new features. In the past, we have experienced delays in introducing some new product features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products and services that comply with diverse, new or varying governmental regulations in each market. Our inability to develop new products, services, product features on a timely basis, or the failure of new products, services or features to achieve market acceptance, could adversely affect our business.

If our introduction of a DaaS subscription model is not embraced by enterprise customers, our business could be adversely affected.

We recently introduced an innovative Device-as-a-Service (“DaaS”) subscription business model for certain products that enables enterprise customers to leverage more of our research and development investments and full portfolio of connected car software services to lower their business costs and drive new revenue streams from subscription services. If our enterprise customers do not broadly embrace this business model, it could adversely affect our business, financial condition, or results of operations.

Because we currently sell, and we intend to grow the sales of, certain of our products and services in countries other than the U.S., we are subject to different regulatory policies. We may not be able to develop products and services that comply with the standards of different countries, which could result in our inability to sell our products and services and further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and services and which could adversely affect our business.

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

Sales to customers outside the U.S. accounted for 26.2%, 27.4% and 26.0% of our total sales for fiscal years ended February 28, 2019, 2018 and 2017, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products and services to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products and services if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 25% of our revenues outside the U.S., fluctuations in foreign currencies can have an impact on demand for our products and services for which the sales are generally denominated in U.S. dollars.

Changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import certain products and components from suppliers in China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $250 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%. The current Administration has delayed a hike in the tariff rate to 25% originally planned for January 2019, although the tariff rate may be raised above 10% in the future. Although some of the products and components we import are included on this list, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. Additionally, the current Administration continues to signal that it may further alter trade agreements between China and the U.S. and may impose additional tariffs on imports from China. It is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could have a negative impact on our revenue or operating results. The announcement of the Referendum of the U.K.’s Membership of the European Union (referred to as Brexit), advising for the exit of the U.K. from the European Union, could cause disruptions to and create uncertainty surrounding our business, particularly given our recent efforts to expand our business throughout Europe through our acquisition of TRACKER. Brexit could affect our relationships with our existing and future customers, suppliers and employees, which could in turn have an adverse effect on our business, financial results and operations

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 73 U.S. patents and 200 foreign patents. As part of our confidentiality procedures, we enter into non-disclosure and invention assignment agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

Our competitors have or may obtain patents that could restrict our ability to offer our products, software and services, or subject us to additional costs, which could impede our ability to offer our products, software and services and otherwise adversely affect us. In addition, third parties may claim that we infringe their intellectual property and proprietary rights and may prevent us from manufacturing and selling some of our products and services and subject us to litigation over intellectual property rights or other commercial issues.

Several of our competitors have obtained and can be expected to obtain patents that cover products, software and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all existing patents held by our competitors or other third parties containing claims that may pose a risk of our infringement on such claims by our products, software and services. In addition, patent applications in the U.S. may be confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our hardware solutions, software and services may infringe on future patent rights held by others.

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may initiate litigation to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our products, software and services. Furthermore, because of rapid technological changes in the mobile resource management (“MRM”) and IoT marketplaces, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our products, software, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

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

As Internet commerce continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our SaaS and DaaS business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Evolving regulation relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

Our products and solutions enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The U.S. and various state governments (including the California Consumer Privacy Act of 2018) have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European Union General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union. For example, we may be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data. In addition, the GDPR includes significant penalties for non-compliance.

Violations of these laws, or allegations of such violations, could subject us to litigation, regulatory investigations, cash and non-cash penalties for noncompliance, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations. Moreover, if future laws and regulations limit our customers’ ability to use and share this data, or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

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

Some of our products are subject to mandatory regulatory approvals in the U.S. and other countries that are subject to change, which could make compliance costly and unpredictable.

Some of our products are subject to certain mandatory regulatory approvals in the U.S. and other countries in which it operates. In the U.S., the Federal Communications Commission (“FCC”) regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although we have obtained the required FCC and various country approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or we may not in the future be able to obtain all necessary approvals from countries other than the U.S. in which it currently sell our products or in which we may sell its products in the future.

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

Our inability to identify the origin of conflict minerals in our products could have a material adverse effect our business.

Many of our product lines include tantalum, tungsten, tin, gold and other materials that are considered to be “conflict minerals” under the SEC’s rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo and adjoining countries in the manufacture of products. Those rules, or similar rules that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

We have two outstanding convertible senior unsecured notes – a $122.5 million aggregate principal amount of 1.625% convertible senior unsecured notes due 2020 (“2020 Convertible Notes”) and a $230.0 million aggregate principal amount of 2.00% convertible senior unsecured notes due 2025 (“2025 Convertible Notes”, and collectively with the 2020 Convertible Notes, the “Notes”).

Holders of the 2020 Convertible Notes will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2020 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the applicable indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their notes regardless of the foregoing conditions.

Holders of the 2025 Convertible Notes will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2025 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 32.5256 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of $30.7450 per share of common stock, subject to customary adjustments. Holders may convert their notes at their option upon the occurrence of certain events, as defined in the applicable indenture.

Upon conversion of one or both of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the convertible notes being converted or at their maturity.

In addition, our ability to repurchase or to pay cash upon conversions or at maturity of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the convertible notes as required by the applicable indenture would constitute a default under the applicable indenture. A fundamental change under such indenture or a default under the indenture could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or make cash payments upon conversions thereof.

The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The capped call, convertible note hedge and warrant transactions may adversely affect the value of our notes and our common stock.

In connection with the sale of the 2020 Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions that we refer to as the option counterparties. The convertible note hedge transactions are expected to offset the potential dilution to our common stock upon any conversion of convertible notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any convertible notes. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock. The warrant transactions could separately have a dilutive effect if and to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants.

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

In connection with the sale of the 2025 Convertible Notes, we entered into privately negotiated capped call transactions with option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing any hedges of the capped call transactions, the option counterparties or their respective affiliates may enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the notes at that time. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes, which could affect your ability to convert the notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of notes, it could affect the amount and value of the consideration that investors will receive upon conversion of the notes.

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

The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more option counterparties may default under the capped call and/or convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any of the option counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

We may incur substantially more debt or take other actions that could diminish our ability to make payments on the convertible notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the convertible notes that could have the effect of diminishing our ability to make payments on the convertible notes when due.

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

Over the fiscal year ended February 28, 2019, the price of our common stock as reported on The Nasdaq Global Select Market ranged from a high of $24.81 to a low of $10.91. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.

Any issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding options or for other reasons. In May 2015 and July 2018, we issued the Notes and, to the extent we issue common stock upon conversion of the convertible notes, that conversion would dilute the ownership interests of our stockholders.

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

We are headquartered in Irvine, California with operations principally in the U.S., U.K. and Italy. We conduct engineering as well as research and development activities at our facilities in the United States, while our sales and administrative functions are performed in the U.S., U.K. and Italy. We also conduct some manufacturing activities at our Oxnard, California location. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. All of our properties are leased facilities located in the following areas:

	Square		Square
Location	Footage	Location	Footage
Irvine, California	23,000	Richardson, Texas	31,000
Oxnard, California	98,000	Milan, Italy	6,000
Carlsbad, California	26,000	Rome, Italy	2,200
Canton, Massachusetts	62,000	London, U.K.	5,700
Eden Prairie, Minnesota	7,000

ITEM 3.	LEGAL PROCEEDINGS

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

Omega patent infringement claim

As previously disclosed in our Form 10-Q for the third quarter ended November 30, 2018 that was filed with the U.S. Securities and Exchange Commission on December 20, 2018, on May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit filed by Omega Patents, LLC, (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard our oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that CalAmp’s alleged infringement was willful, and remanded the case for a new trial. We also initiated ex parte reexamination proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings currently remain pending. We continue to believe that our products do not infringe on any of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, we believe that its ultimate resolution would not have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre. LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder and parent company, EVE Holdings Limited, to resolve the Damage Award, pursuant to which EVE Holdings Limited was obligated to make payments to us in the aggregate amount of $46.6 million, which amount is net of attorneys’ fees and an insurance subrogation payment (the “Settlement”). As of February 28, 2019, we had received the entire Settlement, of which $28.3 million was received in fiscal 2018 and $18.3 million was received in fiscal 2019. The Settlement amounts were reported upon receipt as other non-operating income in our consolidated statement of comprehensive income (loss) for the fiscal years ended February 28, 2019 and 2018.

Tracker Connect (Pty) LTD (“Tracker”)

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), LoJack’s international licensee in South Africa, commenced arbitration proceedings against LJEI by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleges breaches of the parties’ license agreement, misrepresentations, and other violations. Tracker was seeking monetary damages and recovery of attorneys’ fees. On March 3, 2017, LJEI filed its response to Tracker’s notice, denying Tracker’s allegations against LJEI and filing counterclaims against Tracker for Tracker’s material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal was selected and the arbitration hearing was conducted in March 2018. The closing arguments for this matter were heard on June 25, 2018. On December 6, 2018, the arbitral tribunal issued its confidential final ruling by awarding $6.2 million to Tracker, which was paid on December 18, 2018.

At this time, we believe all outstanding legal matters related to the EVE and Tracker matters are complete.

For further detail on the matters described above, refer to “Note 19 – Legal Proceedings” in the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Select Market under the ticker symbol CAMP. The following graph and table compares our stock performance to three stock indices over a five-year period assuming $100 investment was made on the last day of fiscal year 2014:

Years Ended February 28,	2014	2015	2016	2017	2018	2019
CalAmp Corp.	100	60	57	51	73	43
Nasdaq Composite Index	100	117	108	140	177	159
Nasdaq Electronic Components	100	108	92	124	146	144
Nasdaq Telecommunications	100	113	120	134	129	136

At April 28, 2019, we had approximately 1,300 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 23,000. We have never paid a cash dividend and have no current plans to pay cash dividends on our Common Stock. In addition, our revolving credit facility prohibits payment of dividends without the prior written consent of the lender under certain circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2019 and is incorporated herein by this reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the following months of our fourth quarter ended February 28, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs (2)
December 1 - December 31, 2018	75,000	$12.96	75,000	$19,028,173
January 1 - January 31, 2019	524,577	$14.00	524,577	$11,685,543
February 1 - February 28, 2019	116,042	$14.53	116,042	$10,000,013
Total	715,619	$13.97	715,619	$10,000,013

(1)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).
(2)

On December 10, 2018, we announced that our Board of Directors authorized a new share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock over the next 12 months. As of February 28, 2019, $10.0 million of the $20.0 million had been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended February 28,
	2019	2018	2017	2016	2015
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$363,800	$365,912	$351,102	$280,719	$250,606
Cost of revenues	216,036	215,022	207,750	177,760	163,202
Gross profit	147,764	150,890	143,352	102,959	87,404
Operating expenses:
Research and development	27,656	25,761	22,005	19,803	19,854
Selling and marketing	49,892	50,096	49,044	23,380	20,442
General and administrative	31,070	52,089	57,119	25,065	15,578
Restructuring	8,015	-	-	-	-
Intangible asset amortization	11,436	14,989	15,061	6,626	6,590
Total operating expenses	128,069	142,935	143,229	74,874	62,464
Operating income	19,695	7,955	123	28,085	24,940
Non-operating income (expense), net	4,160	20,754	(8,306)	(5,744)	(140)
Income (loss) before income taxes and impairment loss and equity in net loss of affiliate	23,855	28,709	(8,183)	22,341	24,800
Income tax benefit (provision)	1,330	(10,681)	1,563	(4,572)	(8,292)
Income (loss) before impairment loss and equity in net loss of affiliate	25,185	18,028	(6,620)	17,769	16,508
Impairment loss and equity in net loss of affiliate	(6,787)	(1,411)	(1,284)	(829)	-
Net income (loss)	$18,398	$16,617	$(7,904)	$16,940	$16,508
Earnings (loss) per share:
Basic	$0.53	$0.47	$(0.22)	$0.46	$0.46
Diluted	$0.52	$0.46	$(0.22)	$0.46	$0.45

	February 28,
	2019	2018	2017	2016	2015
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$403,497	$275,885	$206,705	$298,767	$116,054
Current liabilities	$83,592	$95,529	$77,841	$49,565	$47,005
Working capital	$319,905	$180,356	$128,864	$249,202	$69,049
Current ratio	4.8	2.9	2.7	6.0	2.5
Total assets	$603,626	$472,993	$408,139	$384,363	$202,617
Long-term debt	$275,905	$154,299	$146,827	$139,800	$-
Stockholders' equity	$205,653	$198,916	$163,242	$189,447	$151,385

In the Selected Financial Data tables and elsewhere in this Form 10-K, our fiscal year end for all years is shown as February 28 for clarity of presentation. The actual period end date for fiscal 2016 was February 29, 2016.

Factors affecting the comparability of our Selected Financial Data are as follows:

•

On April 8, 2019, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) vacated all compensatory and enhanced damages and attorney’s fees awarded by the trial court to the plaintiff in the Omega patent infringement lawsuit. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, we reversed substantially all of the $19.1 million of the previously accrued legal reserve during the fourth quarter of the current fiscal year. The reversal of the loss contingency was recorded in general and administrative expense for the fiscal year ended February 28, 2019. See Note 19 to the accompanying consolidated financial statements for additional information on this matter.

•

As of February 28, 2019, we had made loans aggregating £5,700,000, or approximately $7.6 million to Smart Driver Club, an equity method investee, which bear interest at an annual interest rate of 8% with all principal and all unpaid interest due in 2021. Our equity in the net loss of Smart Driver Club amounted $1.8 million, $1.4 million and $1.3 million for the fiscal years ended February 28, 2019, 2018 and 2017. As of February 28, 2019, we determined that this investment is subject to other than temporary impairment of $5.0 million, which is reported as part of impairment loss and equity in net loss of affiliate in our consolidated statement of comprehensive income. See Note 9 to the accompanying consolidated financial statements for additional information on this impairment.

•

On February 25, 2019, we completed the acquisition of Tracker Network (UK) Limited, a LoJack licensee and a market leader in SVR telematics services across the U.K., for a cash purchase price of £10.0 million, or approximately $13.0 million. See Note 2 to the accompanying consolidated financial statements for additional information on this acquisition.

•

On July 20, 2018, we issued $230.0 million aggregate principal amount of 2.00% convertible senior unsecured notes through a private placement. See Note 10 to the accompanying consolidated financial statements for additional information on the convertible notes.

•

Beginning in the first quarter of fiscal 2019, we commenced a plan that aligns with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity and reduce operating expenses. For the fiscal year ended February 28, 2019, total restructuring charges were $8.0 million, comprised of $4.3 million in severance and employee related costs, and $3.7 million for vacant office and manufacturing facility space. See Note 11 to the accompanying consolidated financial statements for additional information on this restructuring charge.

•

Effective December 22, 2017, the U.S. enacted tax reform legislation that included a broad range of changes impacting the corporate income tax provision, including the reduction of the U.S. federal statutory corporate tax rate from 35% to 21%. In the fourth quarter of fiscal 2018, we recognized an income tax charge of $6.6 million for the re-measurement of our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded on our existing deferred tax balances and the one-time transition tax.

•

In fiscal 2018, we entered into a settlement agreement with a former LoJack supplier for $46.6 million, which amount is net of attorneys’ fees and insurance subrogation payment. We received $18.3 million and $28.3 million in fiscal 2019 and 2018, respectively, which are reported as other non-operating income in our consolidated statement of comprehensive income.

•	In fiscal 2017, we acquired LoJack Corporation.
•

We ceased operation of our legacy Satellite segment effective August 31, 2016. Between September 1, 2016 and August 31, 2017, our business operated under one reportable segment – Wireless DataCom. See Note 20 to the accompanying financial statements for additional information on the business segments.

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

Overview

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics solutions pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their drivers and contents. With our global network of LoJack licensees and a strong ecosystem of industry partnerships, we bring intelligence to the edge in the mobile connected economy to help drive business efficiencies. We are headquartered in Irvine, California but expanding into international markets with our telematics technology solutions.

In February 2019, we acquired Tracker Network (UK) Limited, which brings us strong brand awareness across the United Kingdom and extensive law enforcement relationships with an ability to help drive our expansion in Europe. In March 2019, we acquired Car Track, S.A. de C.V., which will leverage our full stack of telematics and SaaS solutions to expand product offerings to our substantial subscriber base.

In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. Combined with the recent acquisitions of TRACKER and Car Track, the Synovia acquisition expands our fleet management and vehicle safety services portfolio and accelerates our transformation to high-value subscription-based services.

We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

Telematics Systems

Our Telematics Systems segment offers a series of advanced telematics and SVR products for the broader connected vehicle and emerging Internet of Machines marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications.

Software & Subscription Services

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”) to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe.

Results of Operations and Financial Condition

Revenues

As described in Note 1 to the accompanying consolidated financial statements, in May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. We adopted the new standard effective March 1, 2018 using the modified retrospective method, which we applied to all contracts.

Products. Our products revenues consist primarily of sales of our telematics and SVR products or wireless networking devices to large global companies as well as small and medium-sized enterprises in the U.S. and internationally. Revenues from our products are reported net of sales returns and allowances, and incentives. The prices charged for telematics and SVR products are determined through negotiation with our customers as well as prevailing market conditions and are fixed and determinable upon shipment.

Professional Services. Our professional services provided to customers include project management, engineering services, installation services and an on-going early warning automated notification service. Revenues are typically distinct from other performance obligations and are recognized as the related services are performed.

Software-as-a-Service (“SaaS”). Our SaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. For our fleet management, vehicle finance and certain other customers, we sell highly customized devices that only function with our SaaS technology. Generally, we defer the recognition of revenue for the customized products that only function with our application and are sold on an integrated basis. The deferred product revenue amounts are amortized on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance vertical and four years in the fleet management vertical. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription.

Cost of Revenues

Our cost of revenues for products represent the cost of finished goods sold to our customers. These costs include raw materials, manufacturing overhead and labor costs, as well as customs and duties, license royalties, recycling fees, insurance and other costs that are included in the price that we negotiate and pay to our contract manufacturers and component suppliers for the products. The cost of revenues also include charges related to excess and obsolete inventories and the cost of fulfilling product warranties.

Our cost of revenues for application subscriptions and other services includes personnel costs and related benefits, consultants, software development activities, cellular network access costs, infrastructure costs for use of private networking services, and other costs that are required to deliver these services to our customers. Our cost of revenues for application subscriptions and other services also includes cost of customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. The costs are recognized ratably, on a straight-line basis, over the estimated average in-service lives of these devices. The estimated average in-service lives are three years in the vehicle finances and four years in the fleet management verticals.

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

•

Restructuring expense consists of personnel and facility related costs resulting from our cost savings initiative commenced in the first quarter of fiscal 2019. Personnel costs represent severance and employee related costs, and facility charges represent expenses for vacant office and manufacturing facility space under Corporate Expenses.

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

Non-Operating Income (Expense)

Non-operating income (expense) consists of (i) investment and interest income earned on our cash balances and investments, (ii) interest expense on our convertible senior unsecured notes including the amortization of note discount and debt issue costs, (iii) the gain on a legal settlement, (iv) the loss from extinguishment of debt and (v) other income (expense) that includes but is not limited to transaction gains and losses and foreign currency gains and losses. We recognize the gain on legal settlement on a cash basis due to the lack of certainty of collection as we received the settlement payments from a former LoJack supplier, which is further explained in “Note 19 – Legal Proceedings” to the accompanying consolidated financial statements. Loss from extinguishment of debt is further explained in “Note 10 – Financing Arrangements” to the accompanying consolidated financial statements.

Income Tax Expense (Benefit)

We are subject to income taxes in the U.S. and related states as well as foreign jurisdictions in which we do business. Our effective tax rate will approximate the U.S. statutory income tax rate plus the apportionment of state income taxes coupled with our foreign statutory rate based on the portion of taxable income allocable to each tax jurisdiction.

Impairment Loss and Equity in Net Loss of Affiliate

We have an investment in a technology and insurance startup company called Smart Driver Club Limited, which represents a minority ownership interest that is accounted for under the equity method of accounting since we have significant influence over the investee. As a result, we record our portion of the losses incurred by this entity and impairment charges related to these investments as equity in net loss of affiliate.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 20 to the accompanying consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

The following table sets forth the percentage of revenues represented by items included in our consolidated statements of income for the three most recent fiscal years:

	Year Ended February 28,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.4	58.8	59.2
Gross profit	40.6	41.2	40.8
Operating expenses:
Research and development	7.6	7.0	6.3
Selling and marketing	13.7	13.7	13.9
General and administrative	8.5	14.2	16.3
Restructuring	2.2	-	-
Intangible asset amortization	3.1	4.1	4.3
Operating income	5.5	2.2	-
Non-operating income (expense), net	1.1	5.7	(2.4)
Income (loss) before income taxes and impairment loss and equity in net loss of affiliate	6.6	7.9	(2.4)
Income tax benefit (provision)	0.4	(2.9)	0.4
Income (loss) before impairment loss and equity in net loss of affiliate	7.0	5.0	(2.0)
Impairment loss and equity in net loss of affiliate	(1.9)	(0.4)	(0.4)
Net income (loss)	5.1	4.6	(2.4)

Fiscal year ended February 28, 2019 compared to fiscal year ended February 28, 2018:

Revenue by Segment

	Fiscal years ended February 28,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$287,370	79.0%	$302,126	82.6%	$(14,756)	(4.9%)
Software & Subscription Services	76,430	21.0%	63,786	17.4%	12,644	19.8%
Total	$363,800	100.0%	$365,912	100.0%	$(2,112)	(0.6%)

Telematics Systems revenue decreased by $14.8 million or 4.9% for the fiscal year ended February 28, 2019 compared to the same period last year. The decrease was primarily attributed to reduced sales of our MRM telematics and legacy LoJack SVR products and partially offset by increased demand in OEM products. During the fiscal year, we initiated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. In connection with this program, we experienced various operational challenges and extended lead times on certain components thereby impacting our ability to delivery on customer orders for MRM telematics products. Additionally, our legacy LoJack SVR revenue continued its secular decline due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. This decline is expected to be offset by future growth in our telematics solutions, such as SureDrive and LotSmart, over time. OEM products sales increased as demand from our customers, including our top customer, increased due to more favorable conditions in the heavy equipment markets.

Software & Subscription Services revenue increased by $12.6 million or 19.8% for the fiscal year ended February 28, 2019 compared to the same period last year. The increase was due to growth driven by our fleet management and LoJack subscription services.

Cost of Revenues and Gross Profit

	Fiscal years ended February 28,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenues	$363,800	100.0%	$365,912	100.0%	$(2,112)	(0.6%)
Cost of Revenues	216,036	59.4%	215,022	58.8%	1,014	0.5%
Gross profit	$147,764	40.6%	$150,890	41.2%	$(3,126)	(2.1%)

Consolidated gross profit for the fiscal year ended February 28, 2019 decreased by $3.1 million or 2.1% over the prior year due to lower revenue in our Telematics Systems business. Gross profit in fiscal year 2019 was adversely impacted by higher excess and obsolete inventory charges as we transition suppliers and contract manufacturers, and manage the closure of our manufacturing facilities.

Cost of revenues above excludes restructuring related costs, which are shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Fiscal years ended February 28,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$27,656	7.6%	$25,761	7.0%	$1,895	7.4%
Selling and marketing	49,892	13.7%	50,096	13.7%	(204)	(0.4%)
General and administrative	31,070	8.5%	52,089	14.2%	(21,019)	(40.4%)
Restructuring	8,015	2.2%	-	0.0%	8,015	100.0%
Intangible asset amortization	11,436	3.1%	14,989	4.1%	(3,553)	(23.7%)
Total	$128,069	35.1%	$142,935	39.0%	$(14,866)	(10.4%)

Consolidated research and development expense increased by $1.9 million or 7.4% for the fiscal year ended February 28, 2019 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.6% for the fiscal year ended February 28, 2019 compared to 7.0% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense decreased by $0.2 million or 0.4% for the fiscal year ended February 28, 2019 compared to the same period last year. The decrease was primarily driven by a decrease in professional services and web design costs, as we substantially completed our CalAmp and LoJack brand refresh initiatives during the prior fiscal year. The decrease was partially offset by increases in marketing expenses to support various business developments in international territories.

Consolidated general and administrative expense decreased by $21.0 million or 40.4% for the fiscal year ended February 28, 2019 compared to the same period last year. The decrease was primarily driven by a decline in litigation provisions and expenses related to existing legal matters (see Note 19). The decrease was partially offset by increased professional services coupled with service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our consolidated balance sheets.

As described in Note 11 to the accompanying consolidated financial statements, during the fiscal quarter ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. For the fiscal year ended February 28, 2019, we recorded approximately $4.3 million in severance and employee related costs as well as $3.7 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use.

Amortization of intangibles decreased by $3.6 million or 23.7% for the fiscal year ended February 28, 2019 compared to the same period last year due to completion of amortization on certain intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $3.0 million to $5.3 million for the fiscal year ended February 28, 2019 from $2.3 million for the same period last year. The increase was due primarily to an increase in interest income resulting from increased investments in various cash equivalent and short-term marketable securities primarily as a result of the net proceeds from our 2025 Convertible Notes and operating cash flows.

Interest expense increased $6.4 million to $16.7 million for the fiscal year ended February 28, 2019 from $10.3 million for the same period last year due to additional interest expense and debt discount and issue costs relating to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method.

See Note 19 to the accompanying consolidated financial statements for information concerning the $18.3 million gain on the legal settlement with a former supplier of LoJack.

See Note 10 to the accompanying consolidated financial statements for information on the $2.0 million loss on extinguishment of debt.

Other non-operating income for the fiscal year ended February 28, 2019 increased $1.1 million from net non-operating expense for the same period last year due to unfavorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

Income Tax Expense (Benefit)

An income tax benefit of $1.3 million was recorded in fiscal 2019, compared to an income tax expense of $10.7 million in fiscal 2018. The change in the income tax expense (benefit) compared to the prior year was primarily driven by the $9.0 million provisional tax charge related to the Tax Cuts and Jobs Act recorded in fiscal 2018 and a decrease in our valuation allowances against non-US deferred tax assets in the amount of $4.4 million. See Note 12 to the accompanying consolidated financial statements for additional information.

Profitability Measures

Net Income:

Our net income in the fiscal year ended February 28, 2019 was $18.4 million as compared to net income of $16.6 million in the same period last year. The increase is due to a $11.7 million increase in operating income, $3.0 million increase in investment income and $12.0 million decrease in income tax provision. The increase in operating income was primarily attributable to $21.0 million decrease in general and administrative expense due to reduced legal provision and related costs as further discussed in Note 19 and partially offset by $8.0 million of restructuring expense.

Adjusted EBITDA:

	Fiscal years ended February 28,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$40,821	$48,943	$(8,122)	-17%
Software & Subscription Services	13,093	8,233	4,860	59%
Corporate Expense	(5,699)	(4,794)	(905)	19%
Total Adjusted EBITDA	$48,215	$52,382	$(4,167)	-8%

Adjusted EBITDA for Telematics Systems in the fiscal year ended February 28, 2019 decreased $8.1 million compared to the same period last year due to lower revenues as described above and the impact of high margin revenue earned on a strategic technology partnership arrangement in fiscal 2018. These factors were coupled with higher operating expenses in Telematics Systems as a result of increased headcount and outsourced professional service fees. Adjusted EBITDA for Software and Subscription Services increased $4.9 million compared to the same period last year due primarily to continued growth in revenues and gross profit from our Italia market and higher gross profit from our fleet management services.

See Note 20 for reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

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

Consolidated research and development expense increased by $3.8 million or 17.1% for the fiscal year ended February 28, 2018 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.0% for the fiscal year ended February 28, 2018 compared to 6.3% in the same period last year. We are investing in research and development of software applications and products technologies to be sold through the U.S. and international sales channels.

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

See Note 19 to the consolidated financial statements for information on the $28.3 million gain on the legal settlement with a former supplier of LoJack.

Other non-operating income for the fiscal year ended February 28, 2018 increased $0.5 million from net non-operating expense for the same period last year due to favorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

Profitability Measures

Net income:

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

Adjusted EBITDA:

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

See Note 20 for a reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Liquidity and Capital Resources

In fiscal 2019, our primary cash needs have been for acquisition related costs, working capital purposes and, to a lesser extent, capital expenditures and investments in and advances to affiliates. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of February 28, 2019, our cash, cash equivalents and marketable securities totaled $274.0 million.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and  minimum debt coverage ratios. Throughout fiscal 2019 and as of February 28, 2019, there were no borrowings outstanding on this revolving credit facility.

Historically, we have used funding from external sources to finance general corporate expenditures and other strategic initiatives including acquisitions and share repurchases. In May 2015, we issued $172.5 million in aggregate principal amount of 1.625% convertible senior notes which are due in May 2020 (the “2020 Convertible Notes”). The 2020 Convertible Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. We intend to settle the principal amount of the notes in cash and we believe that we will have adequate cash available to repay the notes by its maturity date. We used the net proceeds from the 2020 Convertible Notes to fund the acquisition of LoJack as well as a stock repurchase program authorized by our Board of Directors in June 2016. The acquisition of LoJack resulted in us funding a purchase price of approximately $122 million, net of cash acquired. The stock repurchase program resulted in us repurchasing 1.8 million shares of our outstanding common stock from June 2016 through January 2017 at an average cost of $14.20 per share, which accounts for the cash outflow of $25 million in fiscal 2017.

On July 20, 2018, we issued 2.00% Convertible Senior Notes due 2025, (the “2025 Convertible Notes”), with a principal amount of $230.0 million. The net proceeds from our sale of the 2025 Convertible Notes were $222.7 million, net of issuance costs of $7.3 million. We used approximately $90.0 million of the net proceeds from this offering to pay (i) the cost of the capped call transactions of $21.2 million; (ii) repurchase shares of our common stock of approximately $15.0 million, and (iii) repurchase principal of our outstanding 2020 Convertible Notes for approximately $53.8 million including accrued interest. As part of the repurchase of the 2020 Convertible Notes, we also unwound the related note hedges and warrants, which provided us proceeds of $3.1 million. We expect to use the remainder of the proceeds from the 2025 Convertible Notes for working capital or other general corporate purposes, which may include but not limited to, additional repurchases of the 2020 Convertible Notes, repurchases of shares of our common stock, and acquisitions or other strategic transactions. We also intend to settle the principal amount of the 2025 Convertible Notes in cash upon conversion and we believe that we will have adequate cash available to repay the notes by the maturity date.

As described in Note 2 to the accompanying consolidated financial statements, in February 2019, we acquired Tracker Network (UK) Limited, a LoJack licensee, which was funded from our cash on hand. The total purchase price was £10.0 million, or approximately $13.0 million. In the same month, we also entered into an agreement to acquire Car Track, S.A. DE C.V., the exclusive licensee of LoJack technology for the Mexican market. The agreement was to purchase the 87.5% of the Car Track shares not currently owned by us for a purchase price, net of cash on hand, of approximately $13.0 million. We completed the acquisition in March 2019. In April 2019, we acquired Synovia Solutions, a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. The total purchase price was approximately $50 million.

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes matters whereby the final settlement has not been determined at this time. In connection with these matters, we may have to enter into license agreements or other settlement arrangements that could require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 19 to the accompanying consolidated financial statements for additional information on legal proceedings.

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

Our cash flow from operating activities are attributable to our net income as well as how well we manage our working capital, which is dictated by the volume of product we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them. We purchase a majority of our product from significant suppliers located in Asia that generally provide us 60 day payment terms for products purchased. Our significant customers are located in the U.S. as well as certain international locations. We believe that our relationship with our customers is very good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from them within 30 to 45 days of our invoice date. Since we are paying our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are within 45 days, we have historically generated positive cash flows from operating activities.

For the fiscal year ended February 28, 2019, net cash provided by operating activities was $47.7 million. Net income was $18.4 million which benefited by a $18.3 million gain from a legal settlement with a former supplier of LoJack that was realized as non-operating income during the fiscal year. Our non-cash expenses, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, deferred income taxes and impairment loss and equity in net loss of affiliate was a $51.3 million source of cash in fiscal 2019. Changes in operating assets and liabilities represented a $22.3 million usage of cash, primarily driven by changes in working capital including a decrease in accrued liabilities and an increase in accounts receivable but partially offset by a decrease in inventory and increases in accounts payable and deferred revenue.

For the years ended February 28, 2018 and 2017, net cash provided by operating activities was $66.9 million and $25.8 million, respectively. Our cash flows from operations were impacted by our net income (loss) of $16.6 million and $(7.9) million, respectively, as well as similar activities within other non-cash items and changes in working capital as noted above.

Cash flows from investing activities

For the years ended February 28, 2019, 2018 and 2017, our net cash used in investing activities was $21.8 million, $26.5 million, and $45.6 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate and acquisitions. In fiscal 2019, we completed the acquisition of TRACKER for approximately $13.0 million, and in fiscal 2017, we completed the acquisition of LoJack for approximately $117.0 million, net of cash acquired.

Our investing activities include capital expenditures to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, all of which will be done to support the future growth of our business.

Cash flows from financing activities

For the years ended February 28, 2019, 2018 and 2017, our net cash (used in) provided by financing activities was $98.5 million, $(2.3) million and $(25.8) million, respectively. In each of these periods, we incurred payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options. In fiscal 2019, we issued $230.0 million of the 2025 Convertible Notes and used the net proceeds to pay the cost of the capped call transactions; repurchase shares of our common stock for $49 million, and repurchase a portion of our outstanding 2020 Convertible Notes as discussed above for $53.7 million. We also received proceeds of $3.1 million from the unwinding of the note hedges and warrants related to the 2020 Convertible Notes.

On May 7, 2018, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $30.0 million of our outstanding common stock. On July 16, 2018, our Board of Directors increased it to $39.0 million. As of February 28, 2019, the entire $39.0 million authorized by our Board of Directors had been utilized.

On December 10, 2018, we announced a new share repurchase program, under which we may repurchase up to $20.0 million of our outstanding common stock over the next 12 months. As of February 28, 2019, $10.0 million has been utilized.

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

Contractual Obligations

Following is a summary of our contractual cash obligations as of February 28, 2019 (in thousands):

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Convertible senior notes principal	$-	$122,527	$-	$230,000	$352,527
Convertible senior notes stated interest	6,591	10,196	9,200	6,900	32,887
Operating leases	7,565	12,628	12,325	7,659	40,177
Purchase obligations	39,390	-	-	-	39,390
Total contractual obligations	$53,546	$145,351	$21,525	$244,559	$464,981

Purchase obligations consist primarily of inventory purchase commitments.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S.. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amount we report as assets, liabilities, revenues, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). The new revenue recognition standard provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to adhere to this core principle, we apply the following five-step approach:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when (or as) we satisfy a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer.

The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We adopted the new standard effective March 1, 2018 using the modified retrospective method, which we applied to all contracts that were not completed on adoption date. We applied the provisions of ASC 605 to revenue recognized during each of the fiscal years ended February 28, 2018 and 2017. In the section titled Recently Issued Accounting Standards below, we have presented a comparison of the results under ASC 606 and ASC 605 for the year ended February 28, 2019.

Products. In accordance with ASC 606, we recognize revenue from product sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the products reach the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

Software-as-a-Service (“SaaS”). Our SaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. The transaction price for a typical SaaS arrangement includes the price for the hardware, accessories, installation and application subscriptions. Generally, we defer the recognition of revenue for the customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Subscription renewal fees are recognized ratably over the term of the renewal. The deferred product revenue and deferred product cost amounts are amortized to Application Subscriptions and Related Products and Other Services revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. Our deferred contract revenue under ASC 606 does not include future subscription fees associated with customers’ unexercised contract renewal rights.

In certain customer arrangements, we also sell devices together with monitoring services, for which revenues for the sales of the devices are recognized upon transfer of control to the customer and monitoring services are recognized over the service period as the devices and services are customarily part of one customer contractual arrangement. The allocation of the transaction price is based on the estimated stand-alone selling prices for the devices and the monitoring services. The revenues under these arrangements are included within Application Subscription and Related Products and Other Services revenues and costs of revenues in our statement of comprehensive income (loss).

Sales taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. Certain incremental costs of obtaining a contract with a customer consist of deferred costs of hardware and sales commissions. The deferred costs of hardware are capitalized and amortized over the estimated useful life of the device on a straight-line basis. We determined that sales commissions are generally recognized within one year. Therefore, we have elected the practical expedient to expense sales commission costs as incurred.

We adopted ASC 606 under the modified retrospective method on March 1, 2018, and therefore we did not present comparative information for the years ended February 28, 2018 and 2017.

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

Inventories

We evaluate the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, we generally treat inventory on hand or committed with suppliers, that is not expected to be sold in the near term, as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Estimated usage in the next 12 months is based on firm demand represented by orders in backlog at the end of the quarter and management's estimate of sales beyond existing backlog, giving consideration to customers' forecasted demand, ordering patterns and product life cycles. A large portion of our inventory was purchased within the last two years, which we believe mitigates our exposure to material excess or obsolescence at this time, although ongoing changes in cellular carrier technology, supplier changes, closure of our warehouse facilities, changes in demand or significant reductions in product pricing may necessitate additional write-downs of inventory carrying value in the future, which could be material.

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

Income Taxes

We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are provided against tax assets when it is determined that it is more likely than not that the assets will not be realized. In assessing valuation allowances, we review historical and future expected operating results and other factors, including cumulative earnings experience, expectations of future taxable income by jurisdiction, and the carryforward periods available for income tax purposes. We make estimates, assumptions and judgments to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowances recorded against our deferred tax assets. In relation to The Tax Cuts and Jobs Act, the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, allowed companies to record provisional amounts related to the tax effects of the Tax Act during a measurement period not to extend beyond one year of the enactment date. We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded on our existing deferred tax balances and the one-time transition tax

Business Combinations

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

Goodwill and Other Intangible Assets

At February 28, 2019, we had $80.8 million in goodwill and $47.2 million in other net intangible assets, recorded on our consolidated balance sheet.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination and consists primarily of goodwill from the LoJack acquisitions. Goodwill has been allocated to each of our two operating segments, which also represent our reporting units. Goodwill is not amortized but we perform an annual qualitative assessment of our goodwill during the fourth quarter of each calendar year, or at other reporting periods within the fiscal year as may be required, to determine if any events or circumstances exist, such as an adverse change in our stock price, significant differences in our forecasts compared to actual results, changes in our business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we estimated the fair value of each of our reporting units to be higher than the book value as of February 28, 2019. As a result, we have determined that there has been no impairment of goodwill for all periods presented.

Acquired intangible assets with definite lives consist primarily of asset acquired in the LoJack acquisition, including tradenames, dealer relationships and developed technology and are amortized on a straight-line basis over the remaining estimated economic life of the underlying products, technologies or relationships. We review our definite lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparing its carrying amount to the expected future undiscounted cash flows that the lowest level of asset group is expected to generate. Given the interdependencies of revenues across our segments, product and service verticals and geographies, our asset groups are generally our two operating segments. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There has been no impairment of long-lived assets for any periods presented.

Impairment of Equity Method Investments

We assess whether there are indicators that the value of our equity method investments may be impaired. An impairment charge is recognized only if we determine that a decline in the value of the investment below our carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about our intent and ability to recover our investment given the nature and operations of the underlying investment, including the level of our involvement therein, among other factors. To the extent an impairment is deemed to be other-than-temporary, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Impairment losses are included in Impairment loss and equity in net loss affiliate.

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

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.7 million related to our foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2019. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes and equity in net loss of affiliate were $(0.4) million, $0.5 million and $0.1 million in fiscal years ended February 28, 2019, 2018 and 2017, respectively.

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

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at a Prime or LIBOR-based variable rate as selected by us on a periodic basis. There were no borrowings outstanding under this revolving credit facility at February 28, 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

CalAmp Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (the "Company") as of February 28, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended February 28, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for Revenue in fiscal year 2019 due to the adoption of Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers.

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

April 30, 2019

We have served as the Company's auditor since fiscal 2018.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CalAmp Corp.

Irvine, California

We have audited the accompanying consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows of CalAmp Corp. (the “Company”) for the year ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CalAmp Corp. for the year ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

May 12, 2017, except for Note 20, which is as of May 9, 2018

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	February 28,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$256,500	$132,603
Short-term marketable securities	17,512	23,400
Accounts receivable, net	78,079	71,580
Inventories	32,033	36,302
Prepaid expenses and other current assets	19,373	12,000
Total current assets	403,497	275,885
Property and equipment, net	27,023	21,262
Deferred income tax assets	22,626	31,581
Goodwill	80,805	72,980
Other intangible assets, net	47,165	52,456
Other assets	22,510	18,829
	$603,626	$472,993
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,898	$35,478
Accrued payroll and employee benefits	8,808	10,606
Deferred revenue	24,264	17,757
Other current liabilities	10,622	31,688
Total current liabilities	83,592	95,529
Convertible senior unsecured notes, net	275,905	154,299
Other non-current liabilities	38,476	24,249
Total liabilities	397,973	274,077
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 33,555 and 35,718 shares issued and outstanding at February 28, 2019 and 2018, respectively	336	357
Additional paid-in capital	208,205	218,217
Accumulated deficit	(2,227)	(19,459)
Accumulated other comprehensive loss	(661)	(199)
Total stockholders' equity	205,653	198,916
	$603,626	$472,993

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended February 28,
	2019	2018	2017
Revenues:
Products	$285,883	$301,700	$291,685
Application subscriptions and related products and other services	77,917	64,212	59,417
Total revenues	363,800	365,912	351,102
Cost of revenues:
Products	175,009	181,889	178,012
Application subscriptions and related products and other services	41,027	33,133	29,738
Total cost of revenues	216,036	215,022	207,750
Gross profit	147,764	150,890	143,352
Operating expenses:
Research and development	27,656	25,761	22,005
Selling and marketing	49,892	50,096	49,044
General and administrative	31,070	52,089	57,119
Restructuring (see Note 11)	8,015	-	-
Intangible asset amortization	11,436	14,989	15,061
Total operating expenses	128,069	142,935	143,229
Operating income	19,695	7,955	123
Non-operating income (expense):
Investment income	5,258	2,256	1,691
Interest expense	(16,726)	(10,280)	(9,896)
Gain on legal settlement (see Note 19)	18,333	28,333	-
Loss on extinguishment of debt (see Note 10)	(2,033)	-	-
Other income (expense), net	(672)	445	(101)
	4,160	20,754	(8,306)
Income (loss) before income taxes and impairment loss and equity in net loss of affiliate	23,855	28,709	(8,183)
Income tax benefit (provision)	1,330	(10,681)	1,563
Income (loss) before impairment loss and equity in net loss of affiliate	25,185	18,028	(6,620)
Impairment loss and equity in net loss of affiliate (see Note 9)	(6,787)	(1,411)	(1,284)
Net income (loss)	$18,398	$16,617	$(7,904)
Earnings (loss) per share:
Basic	$0.53	$0.47	$(0.22)
Diluted	$0.52	$0.46	$(0.22)
Shares used in computing earnings (loss) per share:
Basic	34,589	35,250	35,917
Diluted	35,294	36,139	35,917
Comprehensive income (loss):
Net income (loss)	$18,398	$16,617	$(7,904)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(33)	(122)	(280)
Unrealized income (loss) on available-for-sale securities, net of tax	(429)	464	(35)
Total comprehensive income (loss)	$17,936	$16,959	$(8,219)

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2016	36,667	367	229,159	(39,853)	(226)	189,447
Net loss				(7,904)		(7,904)
Stock-based compensation expense			7,833			7,833
Issuance of shares for restricted stock awards	149	1	(1)			-
Shares issued on net share settlement of equity awards	150	2	(1,782)			(1,780)
Exercise of stock options	125	1	960			961
Repurchase of common stock	(1,761)	(18)	(24,982)			(25,000)
Other comprehensive loss, net of tax					(315)	(315)
Balances at February 28, 2017	35,330	353	211,187	(47,757)	(541)	163,242
Cumulative adjustment upon adoption of ASU 2016-09 (Note 2)				11,681		11,681
Net income				16,617		16,617
Stock-based compensation expense	-		9,298			9,298
Issuance of shares for restricted stock awards	107	1	(1)			-
Shares issued on net share settlement of equity awards	141	2	(2,596)			(2,594)
Exercise of stock options	140	1	329			330
Other comprehensive income, net of tax					342	342
Balances at February 28, 2018	35,718	357	218,217	(19,459)	(199)	198,916
Cumulative adjustment upon adoption of ASC 606, net of tax				(1,595)		(1,595)
Cumulative adjustment upon adoption of ASU 2016-01, net of tax				429	(429)	-
Net income				18,398		18,398
Purchase of capped call of 2025 Convertible Notes, net of tax			(15,870)			(15,870)
Equity component of 2025 Convertible Notes, net of tax			51,902			51,902
Debt issuance costs allocated to equity component of 2025 Convertible Notes, net of tax			(1,649)			(1,649)
Unwind of note hedges and warrants of 2020 Convertible Notes			3,122			3,122
Equity component of the repurchased 2020 Convertible Notes			(6,088)			(6,088)
Stock-based compensation expense			11,029			11,029
Issuance of shares for restricted stock awards	84	1	(1)			-
Shares issued on net share settlement of equity awards	183	2	(3,605)			(3,603)
Exercise of stock options	66	1	123			124
Repurchase of common stock	(2,496)	(25)	(48,975)			(49,000)
Other comprehensive income, net of tax					(33)	(33)
Balances at February 28, 2019	33,555	$336	$208,205	$(2,227)	$(661)	$205,653

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended February 28,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,398	$16,617	$(7,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,580	7,968	8,408
Intangible asset amortization expense	11,436	14,989	15,061
Stock-based compensation expense	11,029	9,298	7,833
Amortization of convertible debt issue costs and discount	11,492	7,472	7,027
Loss on extinguishment of debt	2,033	-	-
Tax benefits on vested and exercised equity awards	758	937	-
Deferred tax assets, net	(1,244)	6,372	(2,735)
Unrealized foreign currency transaction gains (loss)	404	(524)	-
Impairment loss and equity in net loss of affiliate	6,787	1,411	1,284
Impairment of internal use software	-	-	1,364
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(4,855)	(6,447)	3,090
Inventories	5,435	(6,516)	221
Prepaid expenses and other current assets	(10,078)	(4,607)	(178)
Accounts payable	1,876	5,068	(4,623)
Accrued liabilities	(20,830)	7,804	(5,171)
Deferred revenue	6,153	7,044	2,151
Other	366	8	(32)
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,740	66,894	25,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	56,358	22,382	114,426
Purchases of marketable securities	(50,364)	(38,077)	(32,430)
Capital expenditures	(12,007)	(8,339)	(7,962)
Acquisitions, net of cash acquired	(13,031)	-	(116,982)
Equity investment in and advances to affiliate	(2,631)	(2,281)	(2,636)
Other	(110)	(136)	(2)
NET CASH USED IN INVESTING ACTIVITIES	(21,785)	(26,451)	(45,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(3,603)	(2,594)	(1,780)
Proceeds from exercise of stock options	124	330	961
Proceeds from issuance of 2025 Convertible Notes	230,000	-	-
Payment of debt issuance costs of 2025 Convertible Notes	(7,305)	-	-
Purchase of capped call on 2025 Convertible Notes	(21,160)	-	-
Repurchase of 2020 Convertible Notes	(53,683)	-	-
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	3,122
Repurchases of common stock	(49,000)	-	(25,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	98,495	(2,264)	(25,819)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(553)	718	(73)
Net change in cash and cash equivalents	123,897	38,897	(45,682)
Cash and cash equivalents at beginning of year	132,603	93,706	139,388
Cash and cash equivalents at end of year	$256,500	$132,603	$93,706

See accompanying notes to consolidated financial statements.

CALAMP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their drivers and contents. We are a global organization that is headquartered in Irvine, California. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

On February 25, 2019, we completed our acquisition of Tracker Network (UK) Limited (“TRACKER”), a LoJack licensee and a market leader in SVR telematics services across the United Kingdom, for a cash purchase price of approximately $13.0 million. See Note 2 for a description of this acquisition. In the same month, we entered into an agreement to acquire Car Track, S.A. de C.V., the exclusive licensee of LoJack technology for the Mexican market. The agreement was to purchase the 87.5% of the Car Track shares not currently owned by CalAmp for a purchase price, net of cash on hand, of approximately $13.0 million. We completed the acquisition on March 18, 2019. On April 12, 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets for a purchase price, net of cash on hand, of approximately $50 million. Combined with the recent acquisitions of TRACKER and Car Track, the Synovia acquisition expands our fleet management and vehicle safety services portfolio and accelerates our transformation to high-value subscription-based services.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). The new revenue recognition standard provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to adhere to this core principle, we apply the following five-step approach:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when (or as) we satisfy a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer.

The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We adopted the new standard effective March 1, 2018 using the modified retrospective method, which we applied to all contracts that were not completed on adoption date. We applied the provisions of ASC 605 to revenue recognized during each of the fiscal years ended February 28, 2018 and 2017. In the section titled Recently Issued Accounting Standards below, we have presented a comparison of the results under ASC 606 and ASC 605 for the year ended February 28, 2019.

Products. In accordance with ASC 606, we recognize revenue from product sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the products reach the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

Software-as-a-Service (“SaaS”). Our SaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. The transaction price for a typical SaaS arrangement includes the price for the hardware, accessories, installation and application subscriptions. Generally, we defer the recognition of revenue for the customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated product costs are recorded as deferred costs in the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions and related products and other services revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. Our deferred revenue under ASC 606 also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights. The product revenues for certain customer arrangements are presented combined within Application subscription and related products and other services in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

In certain customer arrangements, we also sell devices together with monitoring services, for which revenues for the sales of the devices are recognized upon transfer of control to the customer and monitoring services are recognized over the service period as the devices and services are customarily part of one customer contractual arrangement. The allocation of the transaction price is based on estimated stand-alone selling prices for the devices and the monitoring services. The revenues under these arrangements are included within Application Subscription and Related Products and Other Services revenues and costs of revenues in our statement of comprehensive income (loss).

Sales taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During fiscal year ended February 28, 2019, we recognized $20.4 million in revenue from the beginning deferred revenue balance of $41.7 million on March 1, 2018. Certain incremental costs of obtaining a contract with a customer consist of deferred costs of hardware and sales commissions. The deferred costs of hardware are capitalized and amortized over the estimated useful life of the device on a straight-line basis. We determined that sales commissions are generally recognized within one year; therefore, we have elected the practical expedient to expense sales commission costs as incurred.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 20 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition was as follows (in thousands):

Year Ended February 28, 2019
Revenue by type of goods and services:
Products	$300,378
Professional services	5,989
Recurring application subscriptions	57,433
Total	$363,800

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$300,378
Revenue recognized over time	63,422
Total	$363,800

Product revenues presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

We adopted ASC 606 under the modified retrospective method on March 1, 2018, and therefore we did not present comparative information for the years ended February 28, 2018 and 2017.

As of February 28, 2019, we have estimated remaining performance obligations for contractually committed revenues of $51.4 million, of which we expect to recognize approximately 48% in fiscal 2020 and 29% in fiscal 2021. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable debt securities and trade accounts receivable.

Cash and cash equivalents as well as investments are maintained with several financial institutions. Deposits held with banks may exceed the federally insured limits. These deposits are maintained with reputable financial institutions and are redeemable upon demand. We have not experienced any losses in such accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. Our payment terms generally range between 30 to 60 days and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market (net realizable value). Inventories are reviewed for excess quantities and obsolescence based upon demand forecasts for a specific time horizon. We record a charge to cost of revenues for the amount required to reduce the carrying value of inventory to estimated net realizable value. Ongoing changes in cellular carrier technology, supplier changes, closure of our warehouse facilities, changes in demand or significant reductions in product pricing may necessitate additional write-downs of inventory carrying value in the future, which could be material.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the respective estimated useful lives of the assets ranging from two to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets. Maintenance and repairs are expensed as incurred.

We capitalize certain costs incurred in connection with developing or obtaining internal-use software and software embedded in our products. These costs are recorded as property and equipment in our consolidated balance sheets and are amortized over useful lives ranging from three to seven years.

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and other estimates made by management. We may refine the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting the asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration paid in a business combination and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized but rather tested for impairment on an annual or interim basis as deemed necessary.

Our acquired identifiable intangible assets from business combinations consist principally of developed technology, customer lists, dealer relationships and tradenames. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from two to ten years using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method.

Impairment of Goodwill and Other Long-Lived Assets

We evaluate goodwill for impairment on an annual basis in the fourth quarter, or on an interim basis, if we believe indicators of impairment exist. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value will be recognized as an impairment loss. In both fiscal 2019 and 2018, we conducted a quantitative goodwill impairment test and did not identify an impairment indicator as part of our quantitative step one analysis.

Long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets or asset group to future undiscounted net cash flows expected to be generated by the lowest level of asset group. Given the interdependencies of revenues across our segments, product and service verticals, and geographies, our asset groups are generally our two operating segments. If the assets or asset group are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for similar investment of like risk.

Impairment of Equity Method Investments

We assess whether there are indicators that the value of our equity method investments may be impaired. An impairment charge is recognized only if we determine that a decline in the value of the investment below our carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about our intent and ability to recover our investment given the nature and operations of the underlying investment, including the level of our involvement therein, among other factors. To the extent an impairment is deemed to be other-than-temporary, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Impairment charges are included in Impairment loss and equity in net loss of affiliate.

Fair Value Measurements

Our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these items. Our marketable securities are measured at fair value on a recurring basis.

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

Product Warranty

All products have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment of our products. We periodically adjust our estimates for actual warranty claims, historical claims experience as well as the impact of known product quality issues.

Patent Litigation and Other Contingencies

We accrue for patent litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our consolidated statements of comprehensive income (loss). Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

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

We recognize interest and/or penalties related to uncertain tax positions in income tax expense.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Income (Loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were $(0.4) million, $0.5 million and $0.1 million in fiscal years 2019, 2018 and 2017, respectively.

Stock-Based Compensation

Our stock-based compensation expense resulting from grants of employee stock options, restricted stock and restricted stock units is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. We generally estimate stock option grant date fair value using the Black-Scholes-Merton option pricing model and recognize the expense over a requisite service (vesting) period using the straight-line method. The measurement of stock-based compensation is based on several criteria such as the type of equity award, the valuation model used and associated input factors including the expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective and are determined based in part on management's judgment. We account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and excluded from net income (loss). Our OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Recently Issued Accounting Standards

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 Compensation – Stock Compensation. We adopted the standard during the fiscal quarter ended May 31, 2018. The adoption of the standard had no impact on our consolidated financial statement for the fiscal year ended February 28, 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases – Targeted Improvement, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendments affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new leases standard in the comparative periods, which they present in their financial statements in the year of adoption.

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

We developed a cross-functional team to evaluate and implement the new guidance and we have substantially completed the implementation of a third-party software solution to facilitate compliance with the accounting and reporting requirements. The team continues to review existing lease arrangements, and has collected and loaded a significant portion of the lease portfolio into the software. Additionally, we continue to enhance our accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to enable us to meet the new accounting and disclosure requirements upon adoption in the first quarter of fiscal 2020.

We have elected to apply the transition requirements at the March 1, 2019, adoption date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, we have elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for certain asset classes. We are finalizing our evaluation and we estimate the impact on our consolidated balance sheet from the recognition of ROU asset and lease liability will be material. However, the impact to our consolidated statements of comprehensive income and consolidated statements of cash flows will not be material.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Under the new guidance, entities have to measure certain equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception. We adopted the standard effective March 1, 2018. Upon adoption, we reclassified $0.4 million of unrealized gain (net of income taxes) reported in accumulated other comprehensive loss for available for sale equity securities to beginning accumulated deficit.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard (“ASC 606”) provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard effective March 1, 2018 using the modified retrospective method and applied it to all of our open customer contracts. The new standard did not materially affect our results of operations, financial position or cash flows, but resulted in immaterial changes to the timing of recognition of revenues for certain deferred revenues.

Since the modified retrospective method does not result in recasting of the prior year financial statements, ASC 606 requires us to provide additional disclosures for the amount by which each financial statement line item was affected by adoption of the standard, with an explanation of the reasons for significant changes.

As a result of the adoption of ASC 606, our deferred product revenues and deferred product costs for the fleet management and auto vehicle finance verticals increased as balances are now amortized over the estimated average in-service lives of these devices. Deferred income tax assets and accumulated deficit increased as a result of the changes made to our deferred product revenues and deferred product costs. The cumulative effect of the changes made to our consolidated balance sheet for the adoption of ASC 606 were as follows (in thousands):

	Balance at February 28, 2018	ASC 606 Adjustments	Balance at March 1, 2018
Assets
Prepaid expenses and other current assets (1)	$12,000	1,891	$13,891
Deferred income tax assets	31,581	532	32,113
Other assets (1)	18,829	3,145	21,974

Liabilities and Stockholders' Equity
Deferred revenue	$17,757	2,156	19,913
Other non-current liabilities	24,249	5,007	29,256

Stockholders' equity
Accumulated deficit	$(19,459)	(1,595)	(21,054)

(1)	Deferred product costs included in Prepaid expenses and other current assets and Other assets amounted to $5.4 million and $6.0 million, respectively, as of March 1, 2018.

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our consolidated balance sheet as of the fiscal year ended February 28, 2019 is as follows:

	As of February 28, 2019
	As reported	ASC 606 Adjustments	Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets (1)	$19,373	(1,473)	$17,900
Deferred income tax assets	22,626	(532)	22,094
Other assets (1)	22,510	(3,319)	19,191

Liabilities and Stockholders' Equity
Deferred revenue (2)	$24,264	(1,945)	22,319
Other non-current liabilities (2)	38,476	(5,353)	33,123

Stockholders' equity:
Accumulated deficit	$(2,227)	1,689	(538)

(1)	Deferred product costs included in Prepaid expenses and other current assets and Other assets amounted to $6.2 million and $8.8 million, respectively, as of February 28, 2019.
(2)	The balances as of February 28, 2019 also included deferred revenue of TRACKER, which was acquired on February 25, 2019 (see Note 2).

The impact of adopting ASC 606 on our consolidated statements of comprehensive income (loss) for the fiscal year ended February 28, 2019 was immaterial.

NOTE 2 – ACQUISITIONS

Tracker Network (UK) Limited

Effective February 25, 2019, we acquired Tracker Network (UK) Limited, a LoJack licensee, for a total purchase price of £10.0 million, or approximately $13.0 million, which was funded from our cash on hand. As a result of the acquisition, TRACKER became a wholly-owned subsidiary and is consolidated with our financial statements beginning February 25, 2019 as a component of our Software and Subscription Services reportable segment.

The following is a preliminary purchase price allocation as of February 28, 2019 (in thousands):

Purchase price		$13,097
Less cash acquired, net of debt assumed		(66)
Net cash paid		13,031
Less provisional amount of working capital claim against escrowed consideration		(840)
Net consideration		12,191
Fair value of net assets and liabilities assumed:
Current assets other than cash	$3,549
Property and equipment	1,835
Customer relationships	2,354
Trade name	2,354
Developed technology	1,830
Other non-current assets	104
Current liabilities	(3,030)
Deferred revenue, current	(1,976)
Deferred revenue, non-current	(1,186)
Deferred tax liability, non-current	(963)
Other non-current liabilities	(201)
Total fair value of net assets acquired		4,670
Goodwill		$7,521

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired, as we believe TRACKER’s highly recognizable brand and extensive law enforcement relationships across the United Kingdom will help us to drive our European expansion by leveraging our complete portfolio of telematics devices, cloud and software services to develop advanced connected car solutions targeting auto dealers, OEMs, insurance providers and other enterprise customers. This acquisition enables us to integrate our European operations around advanced SVR and telematics solutions to support key enterprise customer opportunities on a pan-European basis.

The goodwill arising from the acquisition is not deductible for income tax purposes.

As of February 28, 2019, we incurred approximately $0.9 million of acquisition-related costs, primarily legal expenses, which were recorded as part of our general and administrative expenses.

TRACKER’s results of operations for the period between February 25 to 28, 2019 were not material. Pro forma financial statements for fiscal 2019 are not disclosed as the results are not material to our consolidated financial statements.

Car Track

On March 19, 2019, we acquired Car Track, S.A. de C.V., the exclusive licensee of LoJack technology for the Mexican market. Car Track will leverage our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. The agreement is to purchase the 87.5% of the Car Track shares not currently owned by CalAmp for a purchase price of approximately $13.0 million. The initial 12.5% equity interest in Car Track with a carrying value of $1,700,000 as of February 28, 2019 was owned by LoJack Corporation prior to its acquisition by CalAmp in March 2016.

Car Track will be consolidated with our financial statements effective March 19, 2019 as a component of our Software and Subscription Services reportable segment. Given the short period between the acquisition effective date and the Form 10-K filing date, we were not able to complete the initial accounting as of the report filing date. Pro forma financial statements for fiscal 2019 are not disclosed as the results are not material to our consolidated financial statements.

Synovia

In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets, for a total purchase price of $50 million. Combined with the recent acquisitions of TRACKER and Car Track, the Synovia acquisition expands our fleet management and vehicle safety services portfolio. This acquisition also accelerates our transformation to high-value subscription-based services.

Synovia will be consolidated with our financial statements effective April 12, 2019 as a component of our Software and Subscription Services reportable segment. Given the short period between the acquisition effective date and the Form 10-K filing date, we were not able to complete the initial accounting or prepare pro forma information for the business combination as of the report filing date.

NOTE 3 – CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Significant Customers

We sell telematics products to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows:

	Year Ended February 28,
	2019	2018	2017
Net sales:
Customer A	15%	12%	8%

	As of February 28,
	2019	2018	2017
Accounts receivable:
Customer A	14%	15%	12%
Customer B	3%	13%	5%

Customer B represents customers that are affiliated under common control.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. Some of these manufacturers accounted for more than 10% of our purchases and accounts payable as follows:

	Year Ended February 28,
	2019	2018	2017
Inventory purchases:
Supplier A	31%	33%	34%
Supplier B	20%	16%	14%
Supplier C	6%	9%	11%

	As of February 28,
	2019	2018	2017
Accounts Payable:
Supplier A	30%	40%	33%
Supplier B	18%	16%	18%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the same terms from another supplier.

NOTE 4 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of February 28, 2019
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
		Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$26,084	$-	$26,084	$26,084	$-	$-
Level 1:
Money market funds	154,428	-	154,428	154,428	-	-
Mutual funds (1)	6,023	390	6,413	-	-	6,413
International equities	296	(73)	223	-	-	223
Level 2:
Repurchase agreements	72,000	-	72,000	72,000	-	-
Corporate bonds	21,502	(2)	21,500	3,988	17,512	-
Total	$280,333	$315	$280,648	$256,500	$17,512	$6,636

	As of February 28, 2018
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
		Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$51,529	$-	$51,529	$51,529	$-	$-
Level 1:
Money market funds	9,034	-	9,034	9,034	-	-
Mutual funds (1)	4,920	721	5,641	-	-	5,641
International equities	2,175	643	2,818	-	2,509	309
Level 2:
Repurchase agreements	57,500	-	57,500	57,500	-	-
Corporate bonds	35,444	(13)	35,431	14,540	20,891	-
Total	$160,602	$1,351	$161,953	$132,603	$23,400	$5,950

(1)

Amounts represent various equities, bond and money market mutual funds held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. See Note 9 for discussion of deferred compensation plan.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	February 28,
	2019	2018
Accounts receivable	$79,835	$72,766
Allowance for doubtful accounts	(1,756)	(1,186)
	$78,079	$71,580

NOTE 6 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2019	2018
Raw materials	$14,141	$18,629
Work in process	72	567
Finished goods	17,820	17,106
	$32,033	$36,302

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28,
	2019	2018
Leasehold improvements	$3,522	$3,157
LoJack system components and law enforcement tracking units	20,326	20,558
Plant equipment and tooling	13,078	16,842
Office equipment, computers and furniture	11,553	14,206
Software	31,349	31,427
	79,828	86,190
Less accumulated depreciation and amortization	(58,641)	(69,585)
	21,187	16,605
Fixed assets not yet in service	5,836	4,657
	$27,023	$21,262

Depreciation expense was $8.6 million, $8.0 million, and $8.4 million in fiscal years ended February 28, 2019, 2018 and 2017, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Year Ended February 28,
	2019	2018
Balance at beginning of period	$72,980	$72,980
Acquisitions (Note 2)	7,521	-
Other (1)	304	-
Balance at end of period	$80,805	$72,980

(1)	Amounts represent certain immaterial adjustments related to the LoJack acquisition.

Other intangible assets are comprised as follows (in thousands):

		Gross				Accumulated Amortization			Net
	Useful	Feb. 28,		Other	Feb. 28,	Feb. 28,		Feb. 28,	Feb. 28,	Feb. 28,
	Life	2018	Additions	(1)	2019	2018	Expense	2019	2018	2019
Developed technology	2-7 years	$22,280	1,830	(507)	$23,603	$14,288	3,965	$18,253	$7,992	$5,350
Tradenames	10 years	37,729	2,362		40,091	9,087	3,557	12,644	28,642	27,447
Customer lists	4-7 years	22,950	2,354		25,304	19,623	1,684	21,307	3,327	3,997
Dealer and customer relationships	7-12 years	16,850			16,850	4,714	2,194	6,908	12,136	9,942
Patents	5 years	483	106		589	124	36	160	359	429
		$100,292	$6,652	$(507)	$106,437	$47,836	$11,436	$59,272	$52,456	$47,165

(1)	Amounts represent certain immaterial adjustments related to the LoJack acquisition.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. As of February 28, 2019, we determined that there was no impairment of intangible assets.

Amortization expense of intangible assets was $11.4 million, $15.0 million and $15.1 million in fiscal years ended February 28, 2019, 2018 and 2017, respectively.

Estimated future amortization expense as of February 28, 2019 is as follows (in thousands):

2020	$10,315
2021	8,492
2022	6,859
2023	6,638
2024	4,747
Thereafter	10,114
$47,165

NOTE 9 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28,
	2019	2018
Deferred compensation plan assets	$6,413	$5,641
Investment in international licensees	2,263	2,349
Equity investment in and loan to ThinxNet GmbH	2,650	2,674
Equity investment in and loan to Smart Driver Club	-	3,814
Deferred product cost	10,094	3,523
Other	1,090	828
	$22,510	$18,829

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

Our investment in international licensees at February 28, 2019 consists principally of a 12.5% equity interest in a Mexican licensee of $1.7 million, which became a wholly-owned subsidiary as of March 19, 2019 (see Note 2), as well as other smaller interests in Benelux and French licensees. Generally, the investments in international licensees are accounted for using the cost method of accounting and carried at cost as we do not exercise significant influence over these investees. We have received dividends from our investment in the Mexican licensee in the amount of $0.3 million, $0.3 million and $0.2 million for fiscal years ended February 28, 2019, 2018 and 2017, respectively.

In September 2015, we invested £1,400,000 or approximately $2.2 million for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a technology and insurance startup company located in the United Kingdom. This investment has been accounted for under the equity method since we have significant influence over the investee. As of February 28, 2019, we had made loans aggregating £5,700,000 or approximately $7.6 million to Smart Driver Club bearing interest at an annual interest rate of 8%, with all principal and all unpaid interest due in 2021. Our equity in the net loss of Smart Driver Club amounted to $1.8 million, $1.4 million and $1.3 million in fiscal years ended February 28, 2019, 2018 and 2017, respectively. As of February 28, 2019, we determined that this equity method investment was subject to other than temporary impairment. This decision was dictated by the continuing operating losses and deteriorating liquidity position of Smart Driver Club. Accordingly, we recorded an impairment charge of $5.0 million in the impairment loss and equity in net loss within our consolidated statement of comprehensive income (loss). Smart Driver Club drew an additional £400,000 of debt on March 26, 2019 under a fourth amendment to the original agreement dated March 14, 2019.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6%, which has a fixed term of 12 months, after which the loan can be converted into equity in ThinxNet or a loan due on demand at our option. The equity investment and note receivable were consideration we received in exchange for our outstanding accounts receivable from ThinxNet. No gain or loss was recorded on this exchange. The assets received in this exchange are included in Other Assets in the consolidated balance sheet as of February 28, 2019 and 2018.

In August 2018, ThinxNet commenced a subsequent financing transaction to raise additional funds for working capital purposes. In connection with this transaction, we converted approximately $300,000 of outstanding accounts receivable due from ThinxNet into additional ownership interest in an in-kind exchange of assets. Based on the fair value of ThinxNet at the time of conversion, we revalued the initial ownership interest and recorded an impairment charge of $326,000, which is netted within Investment Income in our consolidated statement of comprehensive income (loss). Effective March 2019, we notified ThinxNet that we expect the outstanding loan to be repaid in June 2019.

NOTE 10 – FINANCING ARRANGEMENTS

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings of up to $50 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. There were no borrowings outstanding under this revolving credit facility at February 28, 2019.

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

	February 28,
	2019	2018
2020 Convertible Notes
Principal	$122,527	$172,500
Less: Unamortized debt discount	(6,461)	(16,143)
Unamortized debt issuance costs	(817)	(2,058)
Net carrying amount of the 2020 Convertible Notes	115,249	154,299
2025 Convertible Notes
Principal	230,000
Less: Unamortized debt discount	(64,565)
Unamortized debt issuance costs	(4,779)
Net carrying amount of the 2025 Convertible Notes	160,656
Convertible senior unsecured notes, net	$275,905
Fair value of 2020 Convertible Notes (Level 2 measurement)	$118,680
Fair value of 2025 Convertible Notes (Level 2 measurement)	$184,334

Accounting guidance requires that convertible debt that can be settled for cash be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The different between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component is generally determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. The amounts recorded in additional paid-in capital is not to be remeasured as long as the embedded conversion option continues to meet the conditions for equity classification. As of February 28, 2019, the Notes continue to meet the conditions for equity classification.

Further, the issuance costs related to the debt are also allocated to the liability and equity components based on the relative fair values. Issuance costs attributable to the liability component were recorded as a direct deduction from the carrying value of the debt and are being amortized to expense over the term of the debt using the effective interest method. The issuance costs attributable to the equity component were recorded as a charge to the additional paid-in capital within stockholders’ equity. Lastly, the deferred tax effect related to the equity component of the issuance costs was also recorded to additional paid-in capital as such costs are deductible for tax purposes.

The table below summarizes the liability and equity components of the Notes, the issuance costs and the applicable assumptions used for the calculation (in millions except initial conversion rate and per share amounts):

	2020 Convertible Notes	2025 Convertible Notes
Initial conversion rate (shares per $1,000 principal amount)	36.2398	32.5256
Initial conversion price per share	$27.5940	$30.7450

Fair value of liability component upon issuance	$138.9	$160.8
Discount Rate	6.20%	7.56%
Fair value measurement level	Level 3	Level 3
Fair value of embedded equity component upon issuance	$33.6	$69.2
Deferred tax asset effect	$16.0	$17.3

Total issuance cost	$4.3	$7.3
Equity component	$1.0	$2.2
Deferred tax asset effect	$0.4	$0.5

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount of the 2020 Convertible Notes. The 2020 Convertible Notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The 2020 Convertible Notes mature on May 15, 2020 unless converted earlier or repurchased in accordance with their terms. We may not redeem the 2020 Convertible Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate and initial conversion price as noted above. Holders may convert their 2020 Convertible Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “2020 Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their 2020 Convertible Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the 2020 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of February 28, 2019, none of the conditions allowing holders of the 2020 Convertible Notes to convert have been met as our shares have been trading under the initial conversion price.

The 2020 Indenture contains customary terms and conditions, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes, by notice to us and the Trustee, may declare 100% of the principal amount of, and accrued and unpaid interest, if any, on all the 2020 Convertible Notes then outstanding to be due and payable immediately. Such events of default include, without limitation, the default by us or any of our subsidiaries with respect to indebtedness for borrowed money in excess of $10 million and the entry of judgments for the payment of $10 million or more against us or any of our subsidiaries which are not paid, discharged or stayed within 60 days.

If we undergo a fundamental change (as defined in the Indenture), holders of the 2020 Convertible Notes may require us to repurchase their Notes at a repurchase price of 100% of the principal amount of the 2020 Convertible Notes, plus any accrued and unpaid interest, if any, to but not including the fundamental change repurchase date.

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

In May 2016, in connection with the 2020 Convertible Notes, we entered into note hedge transactions relating to 6.25 million shares of common stock with certain counterparties. The note hedges represent call options from the counterparties with respect to $172.5 million aggregate principal amount of the 2020 Convertible Notes. We paid $31.3 million for the note hedges and, as a result, approximately $19.3 million, net of tax, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

Separately, we entered into warrant transactions with the same counterparties, giving them the right to acquire the same number of shares of common stock that underlie the 2020 Convertible Notes at a strike price of $39.42 per share which represents a premium of 100% over the last reported sale price of our common stock of $19.71 on April 30, 2015, the date on which the 2020 Convertible Notes were priced. The warrants will be exercisable in equal installments for a period of 80 trading days beginning on August 15, 2020. We received a total amount of $16.0 million in cash proceeds from the sale and issuance of the warrants.

On July 20, 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase is accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value of the liability of $47.6 million and the equity component of $6.1 million. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. We also received proceeds of $3.1 million from the unwinding of the note hedge and warrants, which was recorded as additional paid-in capital.

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

The 2025 Indenture contains customary terms and conditions, including that upon certain events of default occurring and continuing, either the Trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the then outstanding Notes, by notice to us and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding to become due and payable immediately. Such events of default include, without limitation, the default by us or any of our subsidiaries with respect to indebtedness for borrowed money in excess of $10 million and the entry of judgments for the payment of $15 million or more against us or any of our subsidiaries, which are not paid, discharged or stayed within 60 days.

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

The 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of both, at our election, based on an initial conversion rate and initial conversion price as noted above. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the 2025 Indenture.

Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of February 28, 2019, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

In July 2018, in connection with the 2025 Convertible Notes, we entered into capped call transactions with certain option counterparties who were initial purchasers of the 2025 Convertible Notes. The capped call transactions are expected to reduce the potential dilution of earnings per share upon conversion of the 2025 Convertible Notes. Under the capped call transactions, we purchased options that in the aggregate relate to the total number shares of 7.48 million shares of common stock underlying the notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $41.3875. We paid $21.2 million for the note hedges and as a result, approximately $15.9 million, net of tax, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

We elected to integrate the note hedges and capped call with the Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the cost of the note hedges will be deductible for income tax purposes as original issue discount interest over the term of Notes.

NOTE 11 – RESTRUCTURING CHARGES

Beginning in the first quarter of fiscal 2019, we commenced a plan (the “Plan”) to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our Plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. On February 28, 2019, we gave notice to all employees located in our leased facility in Oxnard, California, which stated that effective August 31, 2019, we will cease operations and employees will experience layoffs. With respect to the closing of the Oxnard facility, we expect to incur a pre-tax restructuring charge of approximately $1 million, consisting primarily of cash severance and other benefits expected to be paid to terminated employees. For fiscal year ended February 28, 2019, total restructuring charges were $8.0 million, comprised of $4.3 million in severance and employee related costs, and $3.7 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space was due primarily to the vacancy in Canton, Massachusetts of $3.3 million.

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

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2018	$—	$—	$—
Charges	4,275	3,740	8,015
(Payments)	(1,496)	(763)	(2,259)
Restructuring liabilities as of February 28, 2019	$2,779	$2,977	$5,756

NOTE 12 – INCOME TAXES

Our income (loss) before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 28,
	2019	2018	2017
Domestic	$21,367	$13,898	$(11,910)
Foreign	2,488	14,811	3,727
Total income (loss) before income taxes and equity in net loss of affiliate	$23,855	$28,709	$(8,183)

The components of income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28,
	2019	2018	2017
Current:
Federal	$404	$(412)	$-
State	(256)	(694)	(137)
Foreign	(62)	(2,204)	(1,035)
Total current	86	(3,310)	(1,172)
Deferred:
Federal	(2,015)	(6,156)	1,712
State	(1,183)	(1,458)	539
Foreign	4,442	243	484
Total deferred	1,244	(7,371)	2,735
Income tax benefit (provision)	$1,330	$(10,681)	$1,563

The income tax benefit (provision) differs from the amount obtained by applying the statutory rate as follows (in thousands):

	Year Ended February 28,
	2019	2018	2017
Income tax benefit (provision) at U.S. statutory federal rate	$(5,010)	$(9,400)	$2,864
State income tax provision, net of federal income tax effect	(1,300)	(574)	182
Foreign taxes	(31)	2,923	68
Impact of tax reform	-	(8,955)	-
Valuation allowance reductions (increases)	5,915	3,046	(1,391)
Research and development tax credits	1,658	1,034	806
Tax benefits on vested and exercised equity awards	758	937	-
Other, net	(660)	308	(966)
Total income tax benefit (provision)	$1,330	$(10,681)	$1,563

The components of net deferred income tax assets for income tax purposes are as follows (in thousands):

	February 28,
	2019	2018
Net operating loss carryforwards	$19,269	$22,013
Depreciation, amortization and impairments	(11,945)	(11,112)
Research and development credits	19,189	17,432
Stock-based compensation	2,783	2,376
Other tax credits	1,018	2,015
Inventory reserve	624	292
Warranty reserve	313	429
Payroll and employee benefit accruals	2,220	1,941
Allowance for doubtful accounts	454	354
Other accrued liabilities	6,208	8,975
Convertible debt	(10,822)	(194)
Other, net	3,281	3,904
Gross deferred tax assets	32,592	48,425
Valuation allowance	(10,929)	(16,844)
Net deferred tax assets	$21,663	$31,581

Reported as:
Deferred tax assets	$22,626	$31,581
Deferred tax liabilities	(963)	-
Net deferred tax assets	$21,663	$31,581

The net deferred tax assets as of February 28, 2018 in the above table include the deferred tax assets of our Italian and Canadian subsidiaries amounting to $7.4 million and $7.6 million, respectively, which were disclosed narratively in the fiscal 2018 Form 10-K. The deferred tax assets primarily relate to net operating losses (NOL’s) and research and development expenditure pool carryforwards. We had provided a 100% valuation allowance against these deferred tax assets at February 28, 2018, as it was more likely than not that the deferred tax assets would not be realized.

As of February 28, 2019 and 2018, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to NOL’s in certain non-U.S. jurisdictions and certain state tax credits that we believe are not likely to be realized. During fiscal 2019, we decreased the valuation allowance against our deferred tax assets by approximately $5.9 million, as it is more likely than not that these deferred tax assets would be realized based upon the assessment of positive and negative evidence. This reduction in our valuation allowance is primarily attributable to a release of valuation allowance against foreign deferred tax assets, partially offset by an increase in valuation allowances for state tax credits.

At February 28, 2019, we had net operating loss carryforwards of approximately $30.1 million, $60.8 million and $44.7 million for federal, state and foreign purposes, respectively, expiring at various dates through fiscal 2039. Approximately $18.3 million of foreign net operating loss carryforwards do not expire. The federal net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If substantial changes in our ownership were to occur, there may be certain annual limitations on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2019, we had R&D tax credit carryforwards of $9.1 million and $8.9 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through 2039. A substantial portion of the state R&D tax credits have no expiration date.

We adopted the updated guidance on stock based compensation and we have tax deductions on exercised stock options and vested restricted stock awards that exceed stock compensation expense amounts recognized for financial reporting purposes. The gross excess tax deductions were $2.9 million, $2.6 and $0 in fiscal years 2019, 2018 and 2017, respectively. Under the new guidance, all excess tax benefits and tax deficiencies are recognized in the income statement as they occur.

We follow ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on our evaluation of our income tax positions that we have uncertain tax benefit of $3.2 million, $1.0 million and $1.0 million on at February 28, 2019, 2018 and 2017, respectively, for which we have not yet recognized an income tax benefit for financial reporting purposes.

At February 28, 2019, we increased the uncertain tax benefits related to certain foreign net operating loss carryforwards. Such deferred tax assets were previously offset by a valuation allowance so that the increase in the unrecognized tax benefit coupled with the reduction of the valuation allowance on such net operating losses did not result in an income tax expense during the current fiscal year. If total uncertain tax benefits were realized in a future period, it would result in a tax benefit of $3.2 million. As of February 28, 2019, our liabilities for uncertain tax benefits were netted against our deferred tax assets on our consolidated balance sheet. It is reasonably possible the amount of unrecognized tax benefits could be reduced within the next 12 months by at least $0.6 million.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. No amounts of interest and/or penalties have been accrued as of February 28, 2019.

	Year Ended February 28,
	2019	2018	2017
Gross amounts of unrecognized tax benefits at beginning of the period	$1,029	$1,029	$1,029
Increases related to prior period tax positions	2,241	-	-
Decreases related to prior period tax positions	(69)	-	-
Increases related to current period tax positions	-	-	-
Settlements	-	-	-
Gross amounts of unrecognized tax benefits at end of the period	$3,201	$1,029	$1,029

We file income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for the years 2014 through 2017 remain open to examination by U.S. federal and state tax authorities. To the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Our tax returns in the foreign jurisdictions remain open for examination for varying years by jurisdiction with certain jurisdictions being open for examination from 2013 to the present.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“The Act”) was enacted on December 22, 2017. In addition to other items, the Act (i) reduces the U.S. federal corporate tax rate from 35% to 21%, (ii) requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and (iii) creates new taxes on certain foreign-sourced earnings. During fiscal year ended February 28, 2018, we recognized a reasonable estimate of the effects on our existing deferred tax balances in the amount of $6.6 million, which was included as a component of our income tax expense. The charge was principally related to the impact of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.

The one-time transition tax is based on our total E&P of foreign CFCs that were previously excluded from U.S. income taxes. During the fiscal year ended February 28, 2018, we recognized a reasonable estimate of our one-time transition tax liability resulting in an increase in income tax expense of $2.4 million. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. A significant portion of the transition tax liability is offset by the utilization of foreign tax credits, which were previously subject to a full valuation allowance. Accordingly, the net income tax expense associated with the transition tax was zero.

We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts recorded for our existing deferred tax balances and the one-time transition tax.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and accordingly, recorded no deferred income taxes. We have reevaluated our historic assertion and no longer consider the earnings of our Irish subsidiary to be indefinitely reinvested. As a result of our change in assertion, we recorded a state income tax expense of approximately $0.3 million related to outside basis differences that are no longer permanently reinvested in fiscal 2019. We continue to assert our intention to indefinitely reinvest foreign earnings in all remaining foreign subsidiaries.

NOTE 13 – STOCKHOLDERS' EQUITY

Stock Repurchase

We repurchased our common stock under share repurchase programs approved by our Board of Directors. The following table contains information with respect to these repurchases:

Fiscal Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchased	Dollar Value that may be Purchased Under the Plans
Fiscal 2017	1,760,563	$14.20	$25,000,000	$-
Fiscal 2018	-	$-	$-	$-
Fiscal 2019	2,496,422	$19.63	$49,000,000	$10,000,000

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. Stock-based compensation expense related to the ESPP Plan for the year ended February 28, 2019 was de minimis.

Stock-Based Compensation

Our Board of Directors adopted the 2004 Incentive Stock Plan (the Plan) effective July 30, 2004, which provides for the granting of qualified and nonqualified stock options, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock to employees and directors. The primary purpose of the Plan is to enhance our ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock options under the Plan will have a term of not more than 10 years and the vesting of the awards will be at the discretion of the Compensation Committee of the Board of Directors but is not expected to exceed four years. We treat equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the requisite service period of the entire award. As of February 28, 2019, there were 1,705,685 award units in the 2004 Plan that were available for grant.

The following table summarizes our stock option activity (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2016	860	6.96	4.7
Granted	227	14.49
Exercised	(125)	7.67
Forfeited or expired	(7)	15.70
Outstanding at February 28, 2017	955	$8.60	5.5
Granted	165	19.31
Exercised	(140)	2.36
Forfeited or expired	-	-
Outstanding at February 28, 2018	980	$11.29	5.9
Granted	140	23.08
Exercised	(66)	1.87
Forfeited or expired	-	-
Outstanding at February 28, 2019	1,054	$13.44	5.8	$3,360

Exercisable at February 28, 2017	624	$5.03	5.5	$7,046
Exercisable at February 28, 2018	590	$7.54	4.1	$9,349
Exercisable at February 28, 2019	698	$10.22	4.4	$3,360

	Year ended February 28,
	2019	2018	2017
Weighted average grant date fair value of stock options granted during the year	$11.94	$10.20	$6.69

We use the Black-Scholes-Merton option pricing model for valuation of stock option awards. Calculating the fair value of stock option awards requires the input of highly complex and subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions:

	Year Ended February 28,
Black-Scholes Valuation Assumptions	2019	2018	2017
Expected life (years)	2 - 6	6	6
Expected volatility	36% - 43%	46%	48%
Risk-free interest rates	2.5% - 2.9%	2.0%	1.3%
Expected dividend yield	0%	0%	0%

For the years ended February 28, 2019, 2018 and 2017, the expected life of options was determined using historical experience of our stock option grants and forfeiture activities. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate is based on the implied yield currently available on U.S. Treasuries with terms which approximate the expected life of the stock options.

Changes in our outstanding restricted stock shares, PSUs and RSUs at February 28, 2019, 2018 and 2017 were as follows (shares in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2016	953	16.66
Granted	766	14.63
Vested	(382)	15.18	122
Forfeited	(98)	15.64
Outstanding at February 28, 2017	1,239	$15.94
Granted	770	19.55
Vested	(399)	15.92	133
Forfeited	(176)	17.34
Outstanding at February 28, 2018	1,434	$17.72
Granted	787	22.05
Vested	(478)	17.32	162
Forfeited	(236)	19.59
Outstanding at February 28, 2019	1,507	$19.77

Stock-based compensation expense is included in the following captions of the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended February 28,
	2019	2018	2017
Cost of revenues	$723	$653	$374
Research and development	2,061	1,471	1,033
Selling and marketing	2,863	2,314	1,655
General and administrative	5,382	4,860	4,771
	$11,029	$9,298	$7,833

As of February 28, 2019, there was $25.5 million of unrecognized stock-based compensation cost related to non-vested equity awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.8 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

The aggregate fair value of stock options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $8.6 million, $6.9 million and $6.3 million for fiscal years ended February 28, 2019, 2018 and 2017, respectively. In connection with these equity awards, the excess stock compensation tax deductions were $2.9 million, $2.6 and $0 million for fiscal years ended February 28, 2019, 2018 and 2017, respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

	Year Ended February 28,
	2019	2018	2017
Net income (loss)	$18,398	$16,617	$(7,904)
Basic weighted average number of common shares outstanding	34,589	35,250	35,917
Effect of stock options and restricted stock units computed on treasury stock method	705	889	-
Diluted weighted average number of common shares outstanding	35,294	36,139	35,917
Earnings (loss) per share:
Basic	$0.53	$0.47	$(0.22)
Diluted	$0.52	$0.46	$(0.22)

All outstanding stock options and restricted stock-based awards in the amount of 1.0 million and 1.2 million, respectively, were excluded from the computation of diluted earnings per share for the fiscal year ended February 28, 2017 because the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 1.9 million and 0.2 million for the fiscal years ended February 28, 2019 and 2018, respectively, were excluded from the calculations of diluted earnings per share for the years then ended.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. It is our intent to settle the principal amount of the convertible senior notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income (loss) per share. From the time of the issuance of the Notes, the average market price of our common stock has been less than the initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in our accumulated other comprehensive income (loss) for the fiscal years ended February 28, 2019, 2018 and 2017 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 28, 2016	$(226)	$-	$(226)
Other comprehensive loss, net of tax	(280)	(35)	(315)
Balances at February 28, 2017	(506)	(35)	(541)
Other comprehensive income (loss), net of tax	(122)	464	342
Balances at February 28, 2018	(628)	429	(199)
Other comprehensive loss, net of tax	(33)	(429)	(462)
Balances at February 28, 2019	$(661)	$-	$(661)

NOTE 16 – EMPLOYEE RETIREMENT PLAN

We maintain a 401(k) defined-contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. Our matching contributions to the plan are discretionary subject to the authorization of our Board of Directors. The current matching contribution to the plan is equal to 100% of the first 3% of participants’ compensation contribution plus 50% of the next 2% contributed by the participant. We recorded expense for the matching contributions of $2.1 million, $2.0 million and $1.3 million in fiscal years ended February 28, 2019, 2018 and 2017, respectively.

NOTE 17 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 28,
	2019	2018
Warranty reserves	$1,398	$5,734
Litigation reserve (see Note 19)	1,500	17,559
Accrued restructuring costs	752	-
Other	6,972	8,395
	$10,622	$31,688

Other non-current liabilities consist of the following (in thousands):

	February 28,
	2019	2018
Deferred compensation plan liability	$6,409	$5,642
Deferred revenue	27,106	16,763
Accrued restructuring costs	2,175	-
Deferred tax liability	963	-
Deferred rent	365	200
Other	1,458	1,644
	$38,476	$24,249

See Note 9 for information related to our non-qualified deferred compensation plan.

Supplemental Income Statement Information

Interest expense consists of the following (in thousands):

	Year Ended February 28,
	2019	2018	2017
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$2,308	$2,806	$2,803
Amortization of note discount	5,769	6,627	6,232
Amortization of debt issue costs	715	845	795
	8,792	10,278	9,830
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	2,811	-	-
Amortization of note discount	4,637	-	-
Amortization of debt issue costs	343	-	-
	7,791	-	-
Other interest expense	143	2	66
Total interest expense	$16,726	$10,280	$9,896

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes. The following is our supplemental schedule of cash payments for interest and income taxes and non-cash investing and financing activities (in thousands):

	Year Ended February 28,
	2019	2018	2017
Cash payments for interest and income taxes:
Interest expense paid	$5,057	$2,844	$2,852
Income tax paid	$964	$3,498	$2,259
Non-cash investing and financing activities:
Accrued liability for capital expenditures	$881	$-	$-
Equity investment in and loan to ThinxNet GmbH (see Note 9)	$300	$2,674	$-

Valuation and Qualifying Accounts

Following is our schedule of valuation and qualifying accounts for the last three years (in thousands):

	Balance at beginning of year	Charged (credited) to costs and expenses	Deductions	Other	Balance at end of year
Allowance for doubtful accounts:
Fiscal 2017	622	541	(201)	-	962
Fiscal 2018	962	685	(461)	-	1,186
Fiscal 2019	1,186	1,230	(660)		1,756
Warranty reserve:
Fiscal 2017 (1)	1,892	1,305	(2,562)	5,883	6,518
Fiscal 2018	6,518	1,331	(2,115)	-	5,734
Fiscal 2019	5,734	1,126	(5,462)		1,398
Deferred tax assets valuation allowance:
Fiscal 2017 (1)	1,618	1,391	-	3,578	6,587
Fiscal 2018 (2)	6,587	-	(4,835)	15,092	16,844
Fiscal 2019	16,844	799	(6,714)	-	10,929

(1)

Amounts under “Other” represent the reserves and valuation allowance assumed in acquisition of LoJack. The warranty reserve is included in the Other Current Liabilities in the consolidated balance sheets.

(2)

Amount under “Other” represents the valuation allowance previously netted against deferred tax assets of foreign net deferred tax assets not recorded on the balance sheet, which were disclosed narratively in the fiscal 2018 Form 10-K (see Note 12). Deferred tax assets and valuation allowances were grossed up by $15.1 million.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Leases

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

2020	$7,565
2021	6,386
2022	6,242
2023	6,199
2024	6,126
Thereafter	7,659
$40,177

Rent expense under operating leases was $9.7 million, $6.9 million and $7.0 million in fiscal years ended February 28, 2019, 2018 and 2017, respectively.

Other Commitment and Contingencies

See discussion of other commitments and contingencies in Note 19 on Legal Proceedings.

NOTE 19 – LEGAL PROCEEDINGS

Omega patent infringement claim

As previously disclosed in our Form 10-Q for the third quarter ended November 30, 2018 that was filed with the U.S. Securities and Exchange Commission on December 20, 2018, on May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement law suit filed by Omega Patents, LLC (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 was reversed as of our fiscal year-end. The reversal was recorded a reduction of general and administrative expenses in our consolidated statement of comprehensive income for the fiscal years ended February 28, 2019. We also initiated ex parte reexamination proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings currently remain pending. We continue to believe that our products do not infringe on any of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, we believe that its ultimate resolution would not have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

EVE battery claim

On October 27, 2014, LoJack and LoJack Equipment Ireland DAC (“LJEI”), a wholly-owned subsidiary of LoJack, commenced arbitration proceedings against EVE Energy Co., Ltd. (“EVE”) by filing a notice of arbitration with a tribunal (the “Tribunal”) before the Hong Kong International Arbitration Centre (the “HKIAC”). LoJack and LJEI alleged that EVE breached representations and warranties made in supply agreements relating to the quality and performance of battery packs supplied by EVE. On June 2, 2017, we were notified that the Tribunal rendered a decision and awarded damages to us (the “Damage Award”) for EVE’s breach of contract. On June 9, 2017, we entered into a settlement agreement with EVE and its controlling shareholder EVE Holdings Limited to resolve the Damage Award by having EVE Holdings Limited, the parent company of EVE, make payments to us in the aggregate amount of $46.6 million, which amount is net of attorneys’ fees and insurance subrogation payment (the “Settlement”). As of February 28, 2019, we had received the entire Settlement, of which $18.3 million was received in fiscal 2019 and $28.3 million was received in fiscal 2018. The Settlement amounts were reported and disclosed as other non-operating income in our consolidated statement of comprehensive income for the fiscal years ended February 28, 2019 and 2018.

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), an international licensee of LoJack located in South Africa, commenced arbitration proceedings against LoJack Ireland by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleged breaches of the license agreement as well as misrepresentations and violation of Massachusetts General Laws chapter 93A. Tracker was seeking various relief, including monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack Ireland filed its response to Tracker’s notice, denying their allegations and filing counterclaims against Tracker for material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal was selected and the arbitration was conducted in March 2018 with closing arguments heard on June 25, 2018. On December 6, 2018, the arbitral tribunal issued its confidential final ruling by awarding $6.2 million to Tracker, which was paid on December 18, 2018. In connection with this legal matter, we had accrued a contingent liability of $4.0 million and therefore the net effect of the final award is recorded in General & Administrative expenses in our condensed consolidated statements of comprehensive income (loss) for the fiscal year ended February 28, 2019.

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

NOTE 20 – SEGMENT AND GEOGRAPHIC DATA

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

The Telematics Systems segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Systems segment revenues consist primarily of stand-alone product sales.

The Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues includes SaaS, professional services, devices sold with monitoring services and amortization of costs for customized devices functional only with application subscriptions that are not sold separately.

Information by business segment is as follows (in thousands):

	Year ended February 28, 2019
	Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$287,370	$76,430	$-	$363,800
Adjusted EBITDA	$40,821	$13,093	$(5,699)	$48,215

	Year ended February 28, 2018
	Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$302,126	$63,786	$-	$365,912
Adjusted EBITDA	$48,943	$8,233	$(4,794)	$52,382

	Year ended February 28, 2017
	Operating Segments
	Telematics Systems	Software & Subscription Services	Satellite	Corporate Expenses	Total
Revenues	$274,314	$61,719	$15,069	$-	$351,102
Adjusted EBITDA	$47,432	$3,075	$2,447	$(3,586)	$49,368

	Operating Segments
	Telematics Systems	Software & Subscription Services	Total
Goodwill
As of February 28, 2019	$51,203	$29,602	$80,805
As of February 28, 2018	$50,899	$22,081	$72,980

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These unallocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

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

	Year Ended February 28,
	2019	2018	2017
Net income (loss)	$18,398	$16,617	$(7,904)
Investment income	(5,258)	(2,256)	(1,691)
Interest expense	16,726	10,280	9,896
Income tax provision (benefits)	(1,330)	10,681	(1,563)
Depreciation and amortization	20,016	22,957	23,469
Stock-based compensation	11,029	9,298	7,833
Impairment loss and equity in net loss of affiliate	6,787	1,411	1,284
Loss on extinguishment of debt	2,033	-	-
Acquisition and integration related expenses	935	-	4,513
Non-recurring legal expenses, net of reversal of litigation provision	(11,020)	10,738	9,192
Gain on LoJack battery performance legal Settlement	(18,333)	(28,333)	-
Restructuring	8,015	-	-
Other	217	989	4,339
Adjusted EBITDA	$48,215	$52,382	$49,368

It is not practicable for us to report identifiable assets by segment because these businesses share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenue by geographic area are as follows (in thousands):

	Year Ended February 28,
	2019	2018	2017
United States	$268,453	$265,613	$259,974
Europe, Middle East and Africa	49,496	45,830	49,918
South America	15,134	20,699	17,738
Canada	9,815	14,958	8,412
Asia and Pacific Rim	13,958	12,873	8,967
All other	6,944	5,939	6,093
	$363,800	$365,912	$351,102

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in fiscal years ended February 28, 2019, 2018 and 2017.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2019 and 2018 (in thousands, except percentages and per share data). The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We derived this data from the unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

	Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$94,888	$96,037	$88,495	$84,380	$363,800
Gross profit	38,091	39,821	36,381	33,471	147,764
Gross margin	40.1%	41.5%	41.1%	39.7%	40.6%
Net income (loss)	8,511	(854)	(522)	11,263	18,398
Earnings (loss) per diluted share	$0.23	$(0.02)	$(0.02)	$0.33	$0.52

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$88,081	$89,767	$93,669	$94,395	$365,912
Gross profit	37,443	36,838	38,187	38,422	150,890
Gross margin	42.5%	41.0%	40.8%	40.7%	41.2%
Net income (loss)	(2,654)	12,232	11,806	(4,767)	16,617
Earnings (loss) per diluted share	$(0.08)	$0.34	$0.33	$(0.13)	$0.46

The net income (loss) in the fiscal 2019 first, third and fourth quarter included a gain from legal settlement of $13.3 million, $2.5 million and $2.5 million, respectively. Substantially all of the previously reserved legal provision of $19.1 million as of November 30, 2018 relating to an alleged patent infringement was reversed in the fourth quarter of the current fiscal year. The settlement was described in Note 19 – Legal Proceedings. The net loss in fiscal 2019 second quarter included a loss of $2.0 million from extinguishment of debt. The loss was described in Note 10 – Financing Arrangements. As of February 28, 2019, we determined that our investment in Smart Driver Club was subject to other than temporary impairment of $5.0 million, which is reported as part of impairment loss and equity in net loss of affiliate in our consolidated statement of comprehensive income. The impairment was described in Note 9 – Other Assets.

The net loss in the fiscal 2018 first quarter included a litigation provision of $6.1 million. The net income in the fiscal 2018 second quarter and third quarter included a gain from legal settlement of $15.0 million and $13.3 million, respectively. All of these events were described in Note 19 – Legal Proceedings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2019, that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that as of February 28, 2019 our internal control over financial reporting is effective based on those criteria.

In February 2019, we acquired TRACKER and as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded TRACKER from our assessment of the effectiveness of our internal control over financial reporting for the fiscal year ended February 28, 2019. TRACKER is not material to our consolidated financial statements for the fiscal year ended February 28, 2019.

The effectiveness of our internal control over financial reporting as of February 28, 2019 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of
CalAmp Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CalAmp Corp. and subsidiaries (the “Company”) as of February 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 28, 2019, of the Company and our report dated April 30, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tracker Network (UK) Limited, which was acquired in February 2019 and whose financial statements constitute 1% of net and total assets, respectively, less than 1% of revenues, and less than 1% of net income of the consolidated financial statements of the Company as of and for the year ended February 28, 2019. Accordingly, our audit did not include the internal control over financial reporting at Tracker Network (UK) Limited.

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA

April 30, 2019

ITEM 9B.OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On April 18, 2019, our Board of Directors, upon the recommendation of the Compensation Committee, established the target and maximum bonuses and performance goals under the fiscal 2020 executive officer incentive compensation plan. The individuals covered by the fiscal 2020 executive officer incentive compensation plan are:

•	Michael Burdiek	President and Chief Executive Officer
•	Kurtis Binder	Executive Vice President, Chief Financial Officer

Mr. Burdiek is eligible for target and maximum bonuses of up to 100% and 200%, respectively, of his annual salary. Mr. Binder is eligible for target and maximum bonuses of up to 75% and 150%, respectively, of his annual salary. The target and maximum bonus amounts for all executive officers are based on us attaining certain levels of consolidated revenue, SaaS revenue and consolidated earnings before interest, taxes, depreciation, amortization and certain other adjustments (Adjusted EBITDA) for fiscal 2020.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the caption “Executive Compensation” our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2019 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2019 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2019 is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth under the caption “Independent Public Accountants” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 24, 2019 and is incorporated herein by reference.

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

4.3

Indenture, dated July 20, 2018 between CalAmp Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed on July 20, 2018).

4.4	Form of 2.00% Convertible Senior Notes due August 1, 2025 (incorporated by reference as Exhibit A to Exhibit 4.1 of the Company's Report on Form 8-K filed on July 20, 2018).

10.	Material Contracts:
(i) Other than Compensatory Plans or Arrangements:

Exhibit Number	Description

10.1	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-K for the year ended February 28, 2018).

10.2

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

10.5

Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp. and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.6

Confirmation of Base Call Option Transaction, dated April 30, 2015, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the period ended May 31, 2015).

10.7

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

10.9

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

10.15

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

10.19

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 20, 2018).

10.20

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Jefferies International Limited. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed on July 20, 2018).

10.21

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed on July 20, 2018).

10.22

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K filed on July 20, 2018).

10.23

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Nomura Global Financial Products, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 8-K filed on July 20, 2018.

10.24

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Jefferies International Limited. (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 8-K filed on July 20, 2018).

10.25

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 8-K filed on July 20, 2018).

10.26

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 8-K filed on July 20, 2018).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.27	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 30, 2017).

10.28	CalAmp Corp. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2018).

Exhibit Number	Description

10.29	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

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

10.35	Employment Agreement between the Company and Kurtis Binder dated July 17, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended August 31, 2017).

10.36

Separation Agreement and General Release between the Company and Garo Sarkissian dated February 28, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 4, 2019).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2019, 2018 and 2017, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2019.

CALAMP CORP.

By:	/s/ Michael Burdiek
Michael Burdiek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A.J. Moyer	Chairman of the Board of Directors	April 30, 2019
A.J. Moyer

/s/ Kimberly Alexy	Director	April 30, 2019
Kimberly Alexy

/s/ Jeffery Gardner	Director	April 30, 2019
Jeffery Gardner

/s/ Amal Johnson	Director	April 30, 2019
Amal Johnson

/s/ Roxanne Oulman	Director	April 30, 2019
Roxanne Oulman

/s/ Jorge Titinger	Director	April 30, 2019
Jorge Titinger

/s/ Larry Wolfe	Director	April 30, 2019
Larry Wolfe

/s/ Michael Burdiek	President, Chief Executive Officer and
Michael Burdiek	Director (principal executive officer)	April 30, 2019

/s/ Kurtis Binder	Executive Vice President, Chief Financial Officer
Kurtis Binder	(principal accounting and financial officer)	April 30, 2019