Form 10-Q
period 2019-05-31
CalAmp Corp.
filed 2019-06-28
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER: 0-12182

CALAMP CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15635 Alton Parkway, Suite 250
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 600-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of Each Exchange On Which Registered
Common stock, $0.01 per share	CAMP	Nasdaq Global Select Market

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

The number of shares outstanding of the registrant’s common stock as of June 21, 2019 was 33,629,694.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	May 31,	February 28,
Assets	2019	2019
Current assets:
Cash and cash equivalents	$190,296	$256,500
Short-term marketable securities	9,841	17,512
Accounts receivable, net	73,639	78,079
Inventories	41,905	32,033
Prepaid expenses and other current assets	23,768	19,373
Total current assets	339,449	403,497
Property and equipment, net	54,794	27,023
Operating lease right-of-use assets	29,267	-
Deferred income tax assets	30,211	22,626
Goodwill	103,154	80,805
Other intangible assets, net	72,998	47,165
Other assets	21,821	22,510
	$651,694	$603,626
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$123,479	$-
Accounts payable	32,893	39,898
Accrued payroll and employee benefits	7,917	8,808
Deferred revenue	30,624	24,264
Other current liabilities	17,239	10,622
Total current liabilities	212,152	83,592
Long-term debt, net of current portion	174,892	275,905
Operating lease liabilities	26,808	-
Other non-current liabilities	38,730	38,476
Total liabilities	452,582	397,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 33,607 and 33,555 shares issued and outstanding at May 31, 2019 and February 28, 2019, respectively	336	336
Additional paid-in capital	210,626	208,205
Accumulated deficit	(10,920)	(2,227)
Accumulated other comprehensive loss	(930)	(661)
Total stockholders' equity	199,112	205,653
	$651,694	$603,626

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2019	2018
Revenues:
Products	$63,559	$76,916
Application subscriptions and related products and service	25,511	17,972
Total revenues	89,070	94,888
Cost of revenues:
Products	38,548	47,353
Application subscriptions and related products and service	15,111	9,444
Total cost of revenues	53,659	56,797
Gross profit	35,411	38,091
Operating expenses:
Research and development	6,886	6,601
Selling and marketing	14,647	12,497
General and administrative	17,484	13,436
Restructuring	—	3,383
Intangible asset amortization	3,040	2,748
Total operating expenses	42,057	38,665
Operating loss	(6,646)	(574)
Non-operating income (expense):
Investment income	2,081	853
Interest expense	(5,456)	(2,665)
Gain on legal settlement	—	13,333
Other expense	(399)	(226)
Total non-operating income (expense)	(3,774)	11,295
Income (loss) before income taxes and impairment loss and equity in net loss of affiliate	(10,420)	10,721
Income tax benefit (provision)	2,257	(1,771)
Income (loss) before impairment loss and equity in net loss of affiliate	(8,163)	8,950
Impairment loss and equity in net loss of affiliate	(530)	(439)
Net income (loss)	$(8,693)	$8,511
Earnings (loss) per share:
Basic	$(0.26)	$0.24
Diluted	$(0.26)	$0.23
Shares used in computing earnings (loss) per share:
Basic	33,381	35,458
Diluted	33,381	36,453
Comprehensive income (loss):
Net income (loss)	$(8,693)	$8,511
Other comprehensive income (loss):
Foreign currency translation adjustments	(269)	17
Total comprehensive income (loss)	$(8,962)	$8,528

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,693)	$8,511
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	3,845	2,043
Intangible asset amortization expense	3,040	2,748
Stock-based compensation expense	2,543	2,467
Tax benefits on vested and exercised equity awards	56	220
Amortization of discount and debt issuance costs	3,743	1,931
Revenue assigned to factors	(1,109)	—
Deferred tax assets, net	(2,158)	772
Impairment loss and equity in net loss of affiliate	530	439
Other	(69)	38
Changes in operating assets and liabilities:
Accounts receivable	9,858	1,621
Inventories	(4,059)	3,585
Prepaid expenses and other assets	1,415	(1,255)
Accounts payable	(12,252)	7,538
Accrued liabilities	(2,664)	(1,369)
Deferred revenue	422	1,623
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,552)	30,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	17,506	23,507
Purchases of marketable securities	(9,835)	(9,262)
Capital expenditures	(4,954)	(2,121)
Acquisitions, net of cash acquired	(63,010)	—
Advances to affiliate	(530)	—
Other	—	(26)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(60,823)	12,098
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(5,710)
Taxes paid related to net share settlement of vested equity awards	(219)	(233)
Proceeds from exercise of stock options	97	68
NET CASH USED IN FINANCING ACTIVITIES	(122)	(5,875)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	293	(229)
Net change in cash and cash equivalents	(66,204)	36,906
Cash and cash equivalents at beginning of period	256,500	132,603
Cash and cash equivalents at end of period	$190,296	$169,509

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2018	35,718	$357	$218,217	$(19,459)	$(199)	$198,916
Cumulative adjustment upon adoption of ASU 2016-01, net of tax				434	(434)	—
Cumulative adjustment upon adoption of ASC 606, net of tax				(1,595)		(1,595)
Net income				8,511		8,511
Stock-based compensation expense			2,467			2,467
Shares issued on net share settlement of equity awards	21	—	(233)			(233)
Exercise of stock options	38	—	68			68
Repurchases of common stock	(270)	(2)	(5,708)			(5,710)
Other comprehensive income, net of tax					17	17
Balances at May 31, 2018	35,507	$355	$214,811	$(12,109)	$(616)	$202,441

Balances at February 28, 2019	33,555	$336	$208,205	$(2,227)	$(661)	$205,653
Net loss				(8,693)		(8,693)
Stock-based compensation expense			2,543			2,543
Shares issued on net share settlement of equity awards	13	—	(219)			(219)
Exercise of stock options	39	—	97			97
Other comprehensive loss, net of tax					(269)	(269)
Balances at May 31, 2019	33,607	$336	$210,626	$(10,920)	$(930)	$199,112

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2019 AND 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere from mobile assets and their contents. We are a global organization that is headquartered in Irvine, California. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

On February 25, 2019, we completed our acquisition of Tracker Network (UK) Limited (“Tracker UK”), a LoJack licensee and a market leader in SVR telematics services across the United Kingdom, for a cash purchase price of $13.1 million. On March 19, 2019, we completed the acquisition of Car Track, S.A. de C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. The agreement was to purchase the 87.5% of the LoJack Mexico shares not currently owned by CalAmp for a purchase price of $14.3 million. On April 12, 2019, we acquired Synovia Solutions LLC (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets for a purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio and accelerates our transformation to high-value subscription-based services. See Note 2 for a description of these acquisitions.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2019 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on May 1, 2019.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at May 31, 2019 and our results of operations for the three months ended May 31, 2019 and 2018. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

We recognize revenue as follows:

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

Software-as-a-Service (“SaaS”). Our SaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the hardware, accessories, installation and application subscriptions. Generally, we defer the recognition of revenue for the customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated product costs are recorded as deferred costs on the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions and related products and services revenue along with the cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangement, the cost of the devices are capitalized in the property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights. The product revenues for certain customer arrangements are presented as a separate line item under the caption Application subscription and related products and services in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

In certain customer arrangements, we also sell devices together with monitoring services, for which revenues for the sales of the devices are recognized upon transfer of control to the customer and monitoring services are recognized over the service period as the devices and services are customarily part of one customer contractual arrangement. The allocation of the transaction price is based on estimated stand-alone selling prices for the devices and the monitoring services. The revenues under these arrangements are also included under the caption Application subscription and related products and services revenues in our statement of comprehensive income (loss).

Sales taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three months ended May 31, 2019, we recognized $7.6 million in revenue from the beginning deferred revenue balance of $51.4 million on March 1, 2019. Certain incremental costs of obtaining a contract with a customer consist of deferred costs of hardware and sales commissions. The deferred costs of hardware are capitalized and amortized over the estimated useful life of the device on a straight-line basis. Our contract assets are primarily attributed to prepaid sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 17 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition was as follows (in thousands):

	Three Months Ended
	May 31,
	2019	2018
Revenue by type of goods and services:
Products	$68,168	$81,136
Professional services	1,947	1,229
Recurring application subscriptions	18,955	12,523
Total	$89,070	$94,888

	Three Months Ended
	May 31,
	2019	2018
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$68,168	$81,136
Revenue recognized over time	20,902	13,752
Total	$89,070	$94,888

Product revenues presented in the table above include devices sold on a stand-alone basis and recognized at a point in time. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

As of May 31, 2019, we have estimated the remaining performance obligations for contractually committed revenues of $60.6 million, of which we expect to recognize approximately 42% through the remainder of fiscal 2020, 30% for fiscal 2021 and 17% for fiscal 2022. We have utilized the practical expedient exception and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. Our payment terms generally range between 30 to 60 days and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. The allowance for doubtful accounts totaled $2.6 million and $1.8 million as of May 31, 2019 and February 28, 2019, respectively.

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

Convertible Senior Notes and Capped Call Transactions

We account for our convertible senior notes as separate liability and equity components. We determine the carrying amount of the liability component based on the fair value of a similar debt instrument excluding the embedded conversion option at the issuance date. The carrying amount of the equity component representing the conversion option is calculated by deducting the carrying value of the liability component from the principal amount of the notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component of the notes is included in stockholders’ equity and is not remeasured as long as it continues to meet the conditions for equity classification. We allocate transaction costs related to the issuance of the notes to the liability and equity components using the same proportions as the initial carrying value of the notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the respective term of the notes, and transaction costs attributable to the equity components are netted with the equity component of the note in stockholders’ equity. We account for the cost of the capped calls as a reduction to additional paid-in capital.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were immaterial for both the three months ended May 31, 2019 and 2018.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 provide guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this update. The new guidance is effective for our fiscal year 2021 beginning on March 1, 2020. We do not anticipate this pronouncement will have a significant impact on our condensed consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests by us in fiscal year 2021 beginning on March 1, 2020. After the adoption of this standard, which will be applied prospectively, we will follow a one-step model for goodwill impairment. We do not anticipate this pronouncement will have a significant impact on our condensed consolidated financial statements upon adoption.

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

We applied the transition requirements on the adoption date of March 1, 2019, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, we elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective March 1, 2019, we recorded the impact on our consolidated balance sheet from the recognition of ROU asset and lease liability of $29.8 million and $33.2 million, respectively. However, the impact to our consolidated statements of comprehensive income and consolidated statements of cash flows is not material. See Note 9, Leases, for additional details.

NOTE 2 – ACQUISITIONS

In addition to the Tracker UK acquisition in February 2019, we completed two additional acquisitions, LoJack Mexico and Synovia, during the three months ended May 31, 2019.

Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations. Our estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, deferred income taxes and goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period. The following are the preliminary purchase price allocations as of May 31, 2019 for the three acquisitions (in thousands):

	Tracker UK		LoJack Mexico		Synovia
Purchase price		$13,097		$14,306		$29,500
Add debt paid at closing		-		-		20,296
Less cash acquired		(66)		(1,586)		(1,396)
Net cash paid		13,031		12,720		48,400
Less amount released from escrow		(973)		-		-
Net consideration		12,058		12,720		48,400
Add previously held interest		-		2,021		-
Fair value of net assets and liabilities assumed:
Current assets other than cash	$3,549		$4,485		$10,354
Property and equipment	1,835		4,425		22,449
Customer relationships	2,354		7,000		16,700
Trade name	2,354		-		1,600
Developed technology	1,830		-		3,800
Deferred tax assets	-		-		5,643
Other non-current assets	104		1,301		-
Current liabilities	(3,111)		(2,361)		(4,959)
Due to factors	-		-		(19,832)
Deferred revenue	(3,162)		(4,507)		(4,319)
Deferred tax liability	(963)		(1,039)		-
Other non-current liabilities	(201)		-		-
Total fair value of net assets acquired		4,589		9,304		31,436
Goodwill		$7,469		$5,437		$16,964

Tracker UK

Effective February 25, 2019, we acquired Tracker UK, a LoJack licensee, for a total purchase price of £10.0 million, or $13.1 million, which was funded from our cash on hand. As a result of the acquisition, Tracker UK became a wholly-owned subsidiary and is consolidated with our financial statements beginning February 25, 2019 as a component of our Software and Subscription Services reportable segment.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired, as we believe Tracker UK’s highly recognizable brand and extensive law enforcement relationships across the United Kingdom will help us to drive our European expansion by leveraging our complete portfolio of telematics devices, cloud and software services to develop advanced connected car solutions targeting auto dealers, OEMs, insurance providers and other enterprise customers. This acquisition enables us to integrate our European operations around advanced SVR and telematics solutions to support key enterprise customer opportunities on a pan-European basis.

The goodwill arising from the acquisition of Tracker UK is not deductible for income tax purposes.

LoJack Mexico

On March 19, 2019, we acquired LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico will leverage our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. The agreement is to purchase the 87.5% of the LoJack Mexico shares not currently owned by CalAmp for a purchase price of $14.3 million. Our previously held 12.5% equity interest in LoJack Mexico was determined to have a fair value of $2,021,000 at acquisition date which resulted in a gain of $321,000, which was recorded as investment income in our condensed consolidated statements of comprehensive income (loss) for the three months ended May 31, 2019. LoJack Mexico is consolidated with our financial statements effective March 19, 2019 as a component of our Software and Subscription Services reportable segment.

Synovia

In April 2019, we acquired Synovia, a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets, for a total purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio. This acquisition also accelerates our transformation to high-value subscription-based services. Synovia is consolidated with our financial statements effective April 12, 2019 as a component of our Software and Subscription Services reportable segment.

In conjunction with the acquisition of Synovia, we assumed the rights and obligations under certain revenue assignment arrangements with several financial institutions (the “Factors”). Pursuant to the terms of the arrangements, Synovia sold to the Factors rights to all future revenues of certain subscription contracts on a non-recourse basis for credit approved accounts. Under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance and the outstanding amount is presented as part of our long-term debt in our condensed consolidated balance sheet (see Note 8). The fair value of this debt of $20.1 million was determined using a pre-tax cost of debt of 4.7% at the time of acquisition of Synovia by CalAmp.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired, as we believe we will expand our fleet management and vehicle safety services portfolio and will increase our customer reach by brining high-value and low-churn subscribers.

The goodwill arising from the acquisition of Synovia is deductible for income tax purposes.

We incurred approximately $1.1 million of total acquisition-related costs for the three months ended May 31, 2019 and $0.9 million in fiscal 2019. The acquisition-related costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the three months ended May 31, 2019 and 2018 for any of the acquired companies are not disclosed as the results are not material to our condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of May 31, 2019
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$22,016	$—	$22,016	$22,016	$—	$—
Level 1:
Money market funds	90,267	—	90,267	90,267	—	—
Mutual funds (1)	6,093	188	6,281	—	—	6,281
International equities	296	(102)	194	—	—	194
Level 2:
Repurchase agreements	69,000	—	69,000	69,000	—	—
Corporate bonds	18,853	1	18,854	9,013	9,841	—
Total	$206,525	$87	$206,612	$190,296	$9,841	$6,475

	As of February 28, 2019
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$26,084	$—	$26,084	$26,084	$—	$—
Level 1:
Money market funds	154,428	—	154,428	154,428	—	—
Mutual funds (1)	6,023	390	6,413	—	—	6,413
International equities	296	(73)	223	—	—	223
Level 2:
Repurchase agreements	72,000	—	72,000	72,000	—	—
Corporate bonds	21,502	(2)	21,500	3,988	17,512	—
Total	$280,333	$315	$280,648	$256,500	$17,512	$6,636

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2019	2019
Raw materials	$16,684	$14,141
Work in process	23	72
Finished goods	25,198	17,820
	$41,905	$32,033

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross			Accumulated Amortization			Effect of Foreign Currency Translation		Net
	Useful Life	Feb. 28, 2019	Addi- tions	May 31, 2019	Feb. 28, 2019	Expense	May 31, 2019	May 31, 2019	Feb. 28, 2019	May 31, 2019	Feb. 28, 2019
Developed technology	2-7 years	$23,603	3,800	$27,403	$18,253	$725	$18,978	(65)	—	$8,360	$5,350
Tradenames	10 years	40,091	1,600	41,691	12,644	969	13,613	(81)	—	27,997	27,447
Customer lists	4-7 years	25,304	—	25,304	21,307	419	21,726	—	—	3,578	3,997
Dealer and customer relationships	7-12 years	16,850	23,700	40,550	6,908	918	7,826	(82)	—	32,642	9,942
Patents	5 years	589	—	589	160	9	169	—	—	420	429
		$106,437	$29,100	$135,537	$59,272	$3,040	$62,312	$(227)	$-	$72,998	$47,165

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. As of May 31, 2019, we determined that there was no impairment of intangible assets.

Estimated future amortization expense as of May 31, 2019 is as follows (in thousands):

2020 (remainder)	$10,091
2021	11,493
2022	9,860
2023	9,639
2024	6,451
Thereafter	25,464
$72,998

Changes in goodwill are as follows (in thousands):

	Telematics Systems	Software & Subscription Services	Total
Balance as of February 28, 2019	$51,203	$29,602	$80,805
Acquisition of Synovia and LoJack Mexico (Note 2)	—	22,401	22,401
Other (1)	—	(52)	(52)
Balance as of May 31, 2019	$51,203	$51,951	$103,154

(1)	Amount represents adjustment to the preliminary Goodwill from the Tracker UK acquisition.

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 28,
	2019	2019
Deferred compensation plan assets	$6,281	$6,413
Investment in international licensees	534	2,263
Equity investment in and loan to ThinxNet GmbH	2,650	2,650
Deferred cost	9,729	10,094
Prepaid commissions	1,318	-
Other	1,309	1,090
	$21,821	$22,510

Our investments in licensees and ThinxNet without readily determinable fair values are measured at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer.

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

Our investment in international licensees at May 31, 2019 consists of equity interests in Benelux and French licensees. Generally, the investments in international licensees are accounted for using the cost method of accounting and carried at cost as we do not exercise significant influence over these investees. On March 19, 2019, we acquired the remaining equity interest in LoJack Mexico (Note 2) and our original investment of $1.7 million became part of the purchase price upon completing the acquisition of the business.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6% (the “ThinxNet Note”), which had an initial fixed term of 12 months, after which the loan can be converted into equity in ThinxNet or a loan due on demand at our option. The equity investment and note receivable were consideration we received in exchange for our outstanding accounts receivable from ThinxNet. No gain or loss was recorded on this exchange.

In August 2018, ThinxNet commenced a subsequent financing transaction to raise additional funds for working capital purposes. In connection with this transaction, we converted approximately $300,000 of outstanding accounts receivable due from ThinxNet into additional ownership interest in an in-kind exchange of assets at the current valuation. Based on the fair value of ThinxNet at the time of conversion, we revalued the initial ownership interest and recorded an impairment charge of $326,000, which is netted within Investment Income in our consolidated statement of comprehensive income (loss). Effective March 2019, we notified ThinxNet that we expect the outstanding loan to be repaid by June 30, 2019. On June 26, 2019, we agreed to settle the matter providing for repayment by ThinxNet of the outstanding loan in three equal quarterly installments of approximately $423,000 through December 2019.

NOTE 7 – FINANCING ARRANGEMENTS

Balances attributable to our financing arrangements consist of the following (in thousands):

	May 31,	February 28,
	2019	2019
2020 Convertible Notes	$116,706	$115,249
2025 Convertible Notes	162,839	160,656
Due to factors	18,826	-
	298,371	275,905
Less: Current portion	123,479	-
Long-term debt, net of current portion	$174,892	$275,905

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, dated as of March 30, 2018 (the “Credit Agreement”), as filed with the U.S. Securities and Exchange Commission with our current report on Form 8-K on April 5, 2018, that provides for borrowings up to $50.0 million. This revolving credit facility expires on March 30, 2020. At our election, the borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement) determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding under this revolving credit facility at May 31, 2019.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of May 31, 2019, we were in compliance with our covenants under the revolving credit facility.

Convertible Senior Unsecured Notes

We have two outstanding convertible senior unsecured notes – a $122.5 million aggregate principal amount of convertible senior unsecured notes due in May 2020 (“2020 Convertible Notes”) and a $230.0 million aggregate principal amount of convertible senior unsecured notes due in August 2025 (“2025 Convertible Notes”, and collectively with the 2020 Convertible Notes, the “Notes”). The Notes are carried at their principal face amount, less unamortized debt discount and issuance costs, and are not adjusted to fair value at each period end.

Accounting guidance requires that convertible debt that can be settled for cash be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component is generally determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. The amounts recorded in additional paid-in capital is not to be remeasured as long as the embedded conversion option continues to meet the conditions for equity classification. As of May 31, 2019, the Notes continue to meet the conditions for equity classification.

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

The table below summarizes the liability and equity components of the Notes, the issuance costs and the applicable assumptions used for the calculation (in millions except initial conversion rate and per share amounts):

	2020 Convertible Notes	2025 Convertible Notes
Initial conversion rate (shares per $1,000 principal amount)	36.2398	32.5256
Initial conversion price per share	$27.5940	$30.7450

Fair value of liability component upon issuance	$138.9	$160.8
Discount Rate	6.20%	7.56%
Fair value measurement level	Level 3	Level 3
Fair value of embedded equity component upon issuance	$33.6	$69.2
Deferred tax asset effect	$16.0	$17.3

Total issuance cost	$4.3	$7.3
Equity component	$1.0	$2.2
Deferred tax asset effect	$0.4	$0.5

Fair value of convertible notes as of May 31, 2019 (Level 2 measurement)	$119.4	$176.4

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount of the 2020 Convertible Notes, which are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The 2020 Convertible Notes mature on May 15, 2020 unless converted earlier or repurchased in accordance with their terms. We may not redeem the 2020 Convertible Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate and initial conversion price as noted above. Holders may convert their 2020 Convertible Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “2020 Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their 2020 Convertible Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the 2020 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of May 31, 2019, none of the conditions allowing holders of the 2020 Convertible Notes to convert have been met as our shares have been trading under the initial conversion price.

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

On July 20, 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase is accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value, as of the repurchase date, of the liability of $47.6 million and the equity component of $6.1 million. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. We also received proceeds of $3.1 million from the unwinding of the note hedge and warrants, which was recorded as additional paid-in capital.

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

Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of May 31, 2019, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

In July 2018, in connection with the 2025 Convertible Notes, we entered into capped call transactions with certain option counterparties who were initial purchasers of the 2025 Convertible Notes. The capped call transactions are expected to reduce the potential dilution of earnings per share upon conversion of the 2025 Convertible Notes. Under the capped call transactions, we purchased options relating to 7.48 million shares of common stock underlying the notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $41.3875. We paid $21.2 million for the note hedges and as a result, approximately $15.9 million, net of tax, was recorded as a reduction to additional paid-in capital within stockholders’ equity.

Synovia Revenue Assignments

In conjunction with the acquisition of Synovia on April 12, 2019 (see Note 2), we assumed the rights and obligations under certain revenue assignment arrangements with several financial institutions (the “Factors”). Pursuant to the terms of the arrangements, Synovia sold to the Factors rights to all future revenues of certain subscription contracts on a non-recourse basis for credit approved accounts. The sales price paid represents a percentage of the total contract value (generally 80%) due to Synovia at the beginning of the contract, with the total customer contract balance to be paid by the customers to the Factors over the contract period. The cost of the transaction was recorded as a contra-liability, and was recognized as interest expense over the term of the subscription contract using the effective interest method, while the assigned customer obligation is amortized to subscription revenues using the straight-line method.

Upon our assumption of these arrangements, our relationship with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our condensed consolidated balance sheet. The fair value of this debt of $20.1 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. As of April 12, 2019, the carrying value of this debt was $19.8 million. The discount of $0.3 million will be amortized under the interest method. During the three months ended May 31, 2019, we recognized $0.1 million of interest expense related to this debt. The revenues recognized from this arrangement were considered a non-cash financing activity in our condensed consolidated statements of cash flows for the three months ended May 31, 2019.

NOTE 8 – RESTRUCTURING CHARGES

Beginning in the first quarter of fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $8.0 million, comprised of $4.3 million in severance and employee related costs, and $3.7 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space was due primarily to the vacancy in Canton, Massachusetts of $3.3 million. Substantially all charges related to severance and employee costs were under the Telematics Systems reportable segment. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our condensed consolidated balance sheet.

The anticipated rent payments for the vacant portion of leased facilities will be made through December 2025. There is no guarantee that the termination and cease use charges will not exceed the estimates or that the impact of any future potential sub-lease rentals will be realized. The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities:

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2019	$2,779	$2,977	$5,756
Cease-use liability reclassifed as reduction of Operating lease right-of-use assets	-	(2,977)	(2,977)
Charges	-	-	-
Payments	(1,139)	-	(1,139)
Restructuring liabilities as of May 31, 2019	$1,640	$-	$1,640

There was no restructuring charge for the three months ended May 31, 2019. The restructuring liabilities related to personnel was included in Accrued payroll and employee benefits in our condensed consolidated balance sheets as of May 31, 2019 and February 28, 2019.

NOTE 9 – LEASES

We have various non-cancelable operating leases for our offices in California, Indiana, Minnesota and Virginia in the United States, and Italy, Mexico and the United Kingdom. We also have various non-cancelable operating leases for towers and vehicles throughout the United States, Italy and Mexico. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	May 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$29,267

Liabilities
Operating lease liabilities (current)	Other current liabilities	$5,933
Operating lease liabilities (noncurrent)	Operating lease liabilities	26,808
Total lease liabilities		$32,741

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive income (loss) as follows (in thousands):

Three months ended May 31, 2019
Operating lease cost	$2,001
Short-term lease cost	312
Variable lease cost	30
Total lease cost	$2,343

Supplemental Information

The table below presents supplemental information related to operating leases during the three months ended May 31, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,031
Right-of-use assets obtained in exchange for new oeprating lease liabilities	2,160
Weighted average remaining lease term	7.4 years
Weighted average discount rate	5.50%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 31, 2019 (in thousands):

Remainder of 2020	$5,837
2021	6,403
2022	5,500
2023	5,176
2024	4,824
Thereafter	12,814
Total minimum lease payments	40,554
Less imputed interest	(7,813)
Present value of future minimum lease payments	32,741
Less current obligations under leases	(5,933)
Long-term lease obligations	$26,808

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of February 28, 2019, were as follows (in thousands):

2020	$7,565
2021	6,386
2022	6,242
2023	6,199
2024	6,126
Thereafter	7,659
Total minimum lease payments	$40,177

NOTE 10 - INCOME TAXES

We use the assets and liabilities method when accounting for income taxes. Under this method, deferred income tax asset and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under U.S. GAAP we are allowed to make an accounting policy choice to either: (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into our measurement of our deferred taxes (the “deferred method”). We have elected to account for GILTI as a period cost in the year the tax is incurred. Accordingly, no GILTI-related deferred amounts were recorded.

We file income tax returns in the U.S. federal jurisdiction, various U.S. states including Puerto Rico, Mexico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for the years 2014 through 2017 remain open to examination by U.S. federal and state tax authorities. Our tax returns in the foreign jurisdictions remain open for examination for varying years from 2013 to the present. We believe that we have adequate reserves for any uncertain tax positions. It is reasonably possible the amount of unrecognized tax benefits could be realized within the next 12 months by at least $0.6 million.

Our net deferred tax assets increased during the first quarter of fiscal 2020 as a result of recording a deferred tax asset for additional net operating loss carryforwards for the period, reversal of valuation allowance against foreign tax credits and recording a preliminary net deferred tax asset relating to our acquisitions during the quarter ended May 31, 2019 (see Note 2).

NOTE 11 - EARNINGS PER SHARE

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended
	May 31,
	2019	2018
Net income (loss)	$(8,693)	$8,511
Basic weighted average number of common shares outstanding	33,381	35,458
Effect of stock options and restricted stock units computed on treasury stock method	—	995
Diluted weighted average number of common shares outstanding	33,381	36,453
Earnings (loss) per share:
Basic	$(0.26)	$0.24
Diluted	$(0.26)	$0.23

All outstanding options and restricted stock units for the three months ended May 31, 2019 were excluded from the computation of diluted earnings per share because we reported a net loss for this quarter and the effect of inclusion would be antidilutive.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Notes. It is our intent to settle the principal amount of the convertible senior notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings (loss) per share. From the time of the issuance of the Notes, the average market price of our common stock has been less than the initial conversion price of the Notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the Notes.

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock Repurchase

On December 10, 2018, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock over the next 12 months, of which $10.0 million was utilized as of February 28, 2019. Under the stock repurchase program, we may repurchase shares in the open market. There were no stock repurchases during the three months ended May 31, 2019.

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. Stock-based compensation expense related to the ESPP for the three months ended May 31, 2019 was $0.1 million.

Equity Awards

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended
	May 31,
	2019	2018
Cost of revenues	$175	$177
Research and development	413	365
Selling and marketing	669	571
General and administrative	1,286	1,354
	$2,543	$2,467

Changes in our outstanding stock options during the three months ended May 31, 2019 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2019	1,054	$13.44	5.8
Granted	—	—
Exercised	(39)	2.54
Forfeited or expired	—	—
Outstanding at May 31, 2019	1,015	$13.86	5.7	$1,840
Exercisable at May 31, 2019	660	$10.67	4.3	$1,840

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2019 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2019	1,507	$19.77
Granted	30	13.42
Vested	(47)	16.16	16
Forfeited	(58)	20.56
Outstanding at May 31, 2019	1,432	$19.69

As of May 31, 2019, there was $22.2 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.9 years.

NOTE 13 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components, net income (loss) and Other Comprehensive Income (Loss) (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Our OCI consists of currency translation adjustments from our foreign subsidiaries that do not use the U.S. dollar as their functional currency and unrealized gains and losses on equity investments.

The following table shows the changes in Accumulated Other Comprehensive Income (Loss) for the three months ended May 31, 2019 (in thousands):

Cumulative Foreign Currency Translation
Balances at February 28, 2019	$(661)
Other comprehensive loss, net of tax	(269)
Balances at May 31, 2019	$(930)

NOTE 14 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. For the three months ended May 31, 2019 and 2018, we had one customer that represented approximately 14% and 12% of our total sales, respectively. The same customer represented approximately 14% of our total accounts receivable balance as of May 31, 2019 and February 28, 2019.

Significant Suppliers

We purchase a significant amount of our product inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product passes to us upon shipment from the manufacturers’ plant or warehouse. As identified below, some of these manufacturers accounted for more than 10% of our purchases and accounts payable as follows (rounded):

	Three Months Ended May 31,
	2019	2018
Inventory purchases:
Supplier A	34%	28%
Supplier B	13%	21%

	May 31,	February 28,
	2019	2019
Accounts payable:
Supplier A	21%	30%
Supplier B	12%	18%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 15 - PRODUCT WARRANTIES

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

	Three Months Ended
	May 31,
	2019	2018
Balance at beginning of period	$1,398	$5,734
Charged to costs and expenses	112	34
Deductions	(273)	(328)
Balance at end of period	$1,237	$5,440

NOTE 16 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2019	2019
Warranty reserves	$1,237	$1,398
Litigation reserve	1,500	1,500
Accrued restructuring costs (see Note 8)	—	752
Operating lease liabilities (see Note 9)	5,933	—
Other	8,569	6,972
	$17,239	$10,622

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2019	2019
Deferred revenue	$29,944	$27,106
Deferred compensation plan liability	6,277	6,409
Accrued restructuring costs (see Note 8)	-	2,175
Deferred tax liability	921	963
Deferred rent	-	365
Other	1,588	1,458
	$38,730	$38,476

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2019	2018
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$498	$701
Amortization of note discount	1,293	1,713
Amortization of debt issue costs	163	218
	1,954	2,632
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,176	—
Amortization of note discount	2,019	—
Amortization of debt issue costs	149	—
	3,344	—
Other interest expense	158	33
Total interest expense	$5,456	$2,665

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2019	2018
Interest expense paid	$1,027	$1,402
Income tax paid	$-	$47

NOTE 17 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

Our business activities are organized into two reportable segments – Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products and technology.

The Telematics Systems segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own- and third-party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Systems segment revenues consist primarily of stand-alone product sales.

The Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of deferred revenue for customized devices functional only with application subscriptions that are not sold separately.

Segment information for the three months ended May 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended May 31, 2019				Three Months Ended May 31, 2018
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$63,559	$25,511	$—	$89,070	$76,352	$18,536	$—	$94,888
Gross profit	$25,011	$10,400	$—	$35,411	$29,509	$8,582	$—	$38,091
Gross margin	39%	41%	0%	40%	39%	46%	0%	40%
Adjusted EBITDA	$6,993	$2,374	$(1,798)	$7,569	$10,814	$2,922	$(1,559)	$12,177

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

	Three Months Ended May 31,
	2019	2018
Net income (loss)	$(8,693)	$8,511
Investment income	(2,081)	(853)
Interest expense	5,456	2,665
Income tax provision	(2,257)	1,771
Depreciation	3,845	2,043
Amortization of intangible assets	3,040	2,748
Stock-based compensation	2,543	2,467
Impairment loss and equity in net loss of affiliate	530	439
Restructuring charges	—	3,383
Non-recurring legal expenses	3,807	2,114
Acquisition and integration related expenses	1,144	—
Gain on LoJack battery performance legal Settlement	—	(13,333)
Other	235	222
Adjusted EBITDA	$7,569	$12,177

It is not practicable for us to report identifiable assets by segment because these business units share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	May 31,
	2019	2018
United States	$63,122	$70,417
Europe, Middle East and Africa	13,426	13,344
Latin America	3,486	4,167
Canada	2,836	1,364
Asia and Pacific Rim	2,409	3,759
All other	3,791	1,837
	$89,070	$94,888

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three months ended May 31, 2019 and 2018.

NOTE 18 – LEGAL PROCEEDINGS

Omega patent infringement claim

As previously disclosed in our Form 10-K for the fiscal year ended February 28, 2019 that was filed with the U.S. Securities and Exchange Commission on May 1, 2019, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement law suit filed by Omega Patents, LLC (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 was reversed as of February 28, 2019. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2019. On May 7, 2019, we petitioned the Federal Circuit for rehearing on the Federal Circuit’s finding that Omega’s patents were valid. On June 24, 2019, the Federal Circuit rejected our petition, and indicated that its mandate to the district court would issue on July 1, 2019. Thereafter, the district court will schedule a new trial. We also initiated ex parte reexamination proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings currently remain pending. We continue to believe that our products do not infringe on any of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, we believe that its ultimate resolution would not have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, in the ordinary course of business, we may receive claims concerning personnel matters, contract performance, or claims that our products or services infringe the intellectual property of third parties. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of any such matters existing at the present time would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, as filed with the U.S. Securities and Exchange Commission on May 1, 2019, and include the following areas:

•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Product warranties;
•	Patent litigation and other contingencies;
•	Deferred income tax assets and uncertain tax positions;
•	Impairment assessments of goodwill, purchased intangible assets and other long-lived assets;
•	Impairment of equity method investments;
•	Stock-based compensation expense; and
•	Revenue recognition.

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a global connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) developments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets and their contents. Our business is organized into two reportable segments: Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these two segments. A description of the reportable business segments is provided below.

On February 25, 2019, we completed our acquisition of Tracker Network (UK) Limited (“Tracker UK”), a LoJack licensee and a market leader in SVR telematics services across the United Kingdom, for a cash purchase price of $13.1 million. On March 19, 2019, we completed the acquisition of Car Track, S.A. de C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. The agreement was to purchase the 87.5% of the LoJack Mexico shares not currently owned by CalAmp for a purchase price of $14.3 million. On April 12, 2019, we acquired Synovia Solutions LLC (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets for a purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio and accelerates our transformation to high-value subscription-based services. See Note 2 for a description of these acquisitions.

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

SOFTWARE & SUBSCRIPTION SERVICES

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”) to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Our recently acquired businesses, Tracker UK, LoJack Mexico and Synovia, became components of this segment (see Note 2).

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 17 to the accompanying consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

Three months ended May 31, 2019 compared to three months ended May 31, 2018:

Revenue by Segment

	Three Months Ended May 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$63,559	71.4%	$76,352	80.5%	$(12,793)	(16.8%)
Software & Subscription Services	25,511	28.6%	18,536	19.5%	6,975	37.6%
Total	$89,070	100.0%	$94,888	100.0%	$(5,818)	(6.1%)

Telematics Systems revenue decreased by $12.8 million or 16.8% for the three months ended May 31, 2019 compared to the same period last year. The decrease was primarily attributed to reduced sales of our MRM telematics and legacy LoJack SVR products. The decrease in MRM telematics products was isolated to a decrease in sales volume from few of our top customers, including Synovia, which we acquired in April 2019 and is now contributing to our Software & Subscription Services segment. Legacy LoJack SVR revenue continued its secular decline due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to be offset over time by future growth in our telematics solutions, such as SureDrive and LotSmart.

Software & Subscription Services revenue increased by $7.0 million or 37.6% for the three months ended May 31, 2019 compared to the same period last year. The increase was due to continuous organic growth and, to a greater extent, the recent acquisitions of Tracker UK, LoJack Mexico and Synovia.

Gross Profit by Segment

	Three Months Ended May 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$25,011	39.4%	$29,509	38.6%	$(4,498)	(15.2%)
Software & Subscription Services	10,400	40.8%	8,582	46.3%	1,818	21.2%
Gross profit	$35,411	39.8%	$38,091	40.1%	$(2,680)	(7.0%)

Consolidated gross profit decreased by $2.7 million or 7.0% for the three months ended May 31, 2019 compared to the same period last year. The decrease in absolute dollar terms was due to lower revenue in the Telematics Systems business partially offset by continued growth in Software & Subscription Services as described above.

Consolidated gross margin remained consistent at approximately 40% for both the three months ended May 31, 2019 and 2018. Gross margin for Software & Subscription Services decreased to 40.8% for the three months ended May 31, 2019 from 46.3% for the same period last year. The decrease was primarily driven by the recently acquired businesses as the gross profit is impacted by purchase price adjustments to deferred revenue balances.

Operating Expenses

	Three Months Ended May 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,886	7.7%	$6,601	7.0%	$285	4.3%
Selling and marketing	14,647	16.4%	12,497	13.2%	2,150	17.2%
General and administrative	17,484	19.6%	13,436	14.2%	4,048	30.1%
Restructuring	—	0.0%	3,383	3.6%	(3,383)	100.0%
Intangible asset amortization	3,040	3.4%	2,748	2.9%	292	10.6%
Total	$42,057	47.1%	$38,665	40.9%	$3,392	8.8%

Consolidated research and development expense was consistent for the three months ended May 31, 2019 compared to the same period last year. Consolidated research and development expense as a percentage of revenues increased to 7.7% for the three months ended May 31, 2019 compared to 7.0% in the same period last year as a result of a decline in revenue for the current quarter. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $2.2 million or 17.2% for the three months ended May 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expenses increased by $4.0 million or 30.1% for the three months ended May 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses and increases in legal and professional service expenses related to the acquisitions and certain non-recurring legal matters. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets. We began partial operations on the new ERP system in June 2019, which will result in increased general and administrative expenses.

As described in Note 8 to the accompanying condensed consolidated financial statements, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. We did not incur any additional charges for this initiative during the three months ended May 31, 2019. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles increased by $0.3 million or 10.6% for the three months ended May 31, 2019 compared to the same period last year due to addition of intangible assets resulting from recent business acquisitions.

Non-operating Income (Expense), Net

Investment income increased by $1.2 million to $2.1 million for the three months ended May 31, 2019 from $0.9 million for the three months ended May 31, 2018. The increase was due to dividend income and gain as further discussed in Note 2 from fair value adjustment of our previously held interest in a LoJack licensee.

Interest expense increased $2.8 million to $5.5 million for the three months ended May 31, 2019 from $2.7 million for the three months ended May 31, 2018 primarily due to additional interest and amortization of debt discount and issue costs related to the 2025 Convertible Notes issued in July 2018.

During the three months ended May 31, 2018, we recognized a $13.3 million gain from the legal settlement with a former supplier of LoJack. The final payment on the legal settlement was received in February 2019.

Other non-operating expense for the three months ended May 31, 2019 was $0.4 million, increased from $0.2 million for the comparable period of the prior year due to an unfavorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended May 31, 2019 was $8.7 million as compared to a net income of $8.5 million in the three months ended May 31, 2018. The $17.2 million decrease in income is due to the operating loss resulting from a decline in revenue and increase in operating expenses during the quarter as described above, coupled with a $13.3 million decrease in non-operating gain from a legal settlement that was fully recognized in fiscal 2019, partially offset by a $4.0 million decrease in income tax provision.

Adjusted EBITDA:

	Three Months Ended May 31,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$6,993	$10,814	$(3,821)	(35.3%)
Software & Subscription Services	2,374	2,922	(548)	(18.8%)
Corporate Expenses	(1,798)	(1,559)	(239)	15.3%
Total Adjusted EBITDA	$7,569	$12,177	$(4,608)	(37.8%)

Adjusted EBITDA for Telematics Systems in the three months ended May 31, 2019 decreased by $3.8 million compared to the same period last year primarily due to a decline in revenue resulting from decreased sales volume and acquisition of a customer as described above. Adjusted EBITDA for Software & Subscription Services decreased by $0.5 million compared to the same period last year primarily due to lower gross profit and higher operating expenses as a result of the recently acquired businesses. Adjusted EBITDA for Corporate Expenses increased due to higher expenses for legal and audit fees due to growth in the business.

See Note 17 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Income Tax Provision

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

An income tax benefit of $2.3 million was recorded for the three months ended May 31, 2019, compared to an income tax provision of $1.8 million in the same period last year. The change was primarily driven by a lower pre-tax income and a reversal of a valuation allowance against foreign tax credits, partially offset by a one-time discrete tax charge related to a restructuring of foreign operations during the three months ended May 31, 2019. Our effective tax rate was 21.7% and 16.5% for the three months ended May 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2019, our primary recurring cash needs have been for working capital purposes and, to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of May 31, 2019, we have $200.1 million of cash, cash equivalents and marketable securities and $50 million available under our revolving credit facility. We expect to continue to finance our operations and settle the 2020 Convertible Notes due May 2020 with cash and potential borrowing under our revolving credit facility over the next twelve months.

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, N.A. that provides for borrowings of up to $50.0 million. This revolving credit facility expires on March 30, 2020. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. There were no borrowings outstanding on this revolving credit facility at May 31, 2019.

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

As described in Note 2 to the accompanying consolidated financial statements, in February 2019, we acquired Tracker UK for $13.1 million. In March 2019, we completed the acquisition of 87.5% LoJack Mexico shares for $14.3 million. In April 2019, we acquired Synovia for $49.8 million. We funded these acquisitions from cash on hand. As part of the Synovia acquisition, we assumed the rights and obligations from the Synovia revenue assignments as described in Note 7. The revenues recognized from this arrangement of $1.1 million were considered a non-cash financing activity for the three months ended May 31, 2019.

We are a defendant in various legal proceedings, including the Omega patent infringement claim, involving intellectual property claims and contract disputes in which the final resolutions have not been determined at this time. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. While it is not feasible to predict with certainty the outcome of these legal proceedings, based on currently available information, we believe that the ultimate resolution of these matters would not have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

See Note 18, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Cash flows from operating activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of discount and debt issue costs, deferred income taxes, impairment loss and equity in net loss of affiliate, and the effect of changes in components of working capital.

Our cash flow from operating activities are attributable to our net income (loss) as well as how well we manage our working capital, which is dictated by the volume of products we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them.

We purchase a majority of our products from significant suppliers located in Asia, including China, that generally provide us 60-day payment terms for products purchased. We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

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

For the three months ended May 31, 2019, net cash used in operating activities was $5.6 million and net loss was $8.7 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs and deferred income taxes totaled $10.4 million. Changes in operating assets and liabilities, net of the effects of our acquisitions, resulted in a $7.3 million cash outflow, primarily driven by changes in working capital including decreases in accounts payable and an increase in inventory, but partially offset by a decrease in accounts receivable.

For the three months ended May 31, 2018, net cash provided by operating activities was $30.9 million, which primarily resulted from net income of $8.5 million, and included $13.3 million of cash received from the settlement with a former supplier of LoJack as well as similar activities within other non-cash items and changes in working capital.

Cash flow from investing activities

For the three months ended May 31, 2019 and 2018, our net cash (used in) provided by investing activities was $(60.8) million and $12.1 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy, as well as strategic initiatives including advances to our affiliate. During the three months ended May 31, 2019, we also acquired Synovia and LoJack Mexico for $48.4 million and $14.7 million, net of cash acquired, respectively.

Additionally, our investing activities include capital expenditures to support growth in our business. We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, all of which will be done to support the future growth of our business.

Cash flow from financing activities

For the three months ended May 31, 2019 and 2018, our net cash used in financing activities was $0.1 million and $5.9 million, respectively. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options. During the three months ended May 31, 2018, we repurchased $5.7 million of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the first quarter of fiscal 2020, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2019 as filed with the Securities and Exchange Commission on May 1, 2019.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the effect of tariffs on exports from China, and other countries, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 as filed with the U.S. Securities and Exchange Commission on May 1, 2019. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.9 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at May 31, 2019. The aggregate foreign currency transaction exchange rate loss included in determining loss before income taxes and impairment loss and equity in net loss of affiliate were $0.4 million and $0.2 million in the three months ended May 31, 2019 and 2018, respectively.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2019, as filed with the U.S. Securities and Exchange Commission on May 1, 2019, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

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

CALAMP CORP.

June 27, 2019	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)