Form 10-Q
period 2019-08-31
CalAmp Corp.
filed 2019-09-26
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2019

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

The number of shares outstanding of the registrant’s common stock as of September 23, 2019 was 34,120,256.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 31,	February 28,
Assets	2019	2019
Current assets:
Cash and cash equivalents	$193,684	$256,500
Short-term marketable securities	7,789	17,512
Accounts receivable, net	75,600	78,079
Inventories	49,541	32,033
Prepaid expenses and other current assets	24,555	19,373
Total current assets	351,169	403,497
Property and equipment, net	56,920	27,023
Operating lease right-of-use assets	27,977	-
Deferred income tax assets	27,863	22,626
Goodwill	104,037	80,805
Other intangible assets, net	69,322	47,165
Other assets	22,154	22,510
	$659,442	$603,626
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$124,181	$-
Accounts payable	40,270	39,898
Accrued payroll and employee benefits	9,329	8,808
Deferred revenue	31,889	24,264
Other current liabilities	15,325	10,622
Total current liabilities	220,994	83,592
Long-term debt, net of current portion	175,916	275,905
Operating lease liabilities	29,780	-
Other non-current liabilities	39,456	38,476
Total liabilities	466,146	397,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 34,113 and 33,555 shares issued and outstanding at August 31, 2019 and February 28, 2019, respectively	341	336
Additional paid-in capital	213,192	208,205
Accumulated deficit	(18,289)	(2,227)
Accumulated other comprehensive loss	(1,948)	(661)
Total stockholders' equity	193,296	205,653
	$659,442	$603,626

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Revenues:
Products	$62,031	$76,974	$125,590	$153,890
Application subscriptions and related products and service	31,205	19,063	56,716	37,035
Total revenues	93,236	96,037	182,306	190,925
Cost of revenues:
Products	37,721	46,045	76,269	93,398
Application subscriptions and related products and service	17,845	10,171	32,956	19,615
Total cost of revenues	55,566	56,216	109,225	113,013
Gross profit	37,670	39,821	73,081	77,912
Operating expenses:
Research and development	7,924	7,599	14,810	14,200
Selling and marketing	15,868	12,523	30,515	25,020
General and administrative	12,893	11,991	30,377	25,427
Restructuring	2,272	566	2,272	3,949
Intangible asset amortization	3,318	2,893	6,358	5,641
Total operating expenses	42,275	35,572	84,332	74,237
Operating income (loss)	(4,605)	4,249	(11,251)	3,675
Non-operating income (expense):
Investment income	1,256	1,007	3,337	1,860
Interest expense	(5,555)	(3,767)	(11,011)	(6,432)
Gain on legal settlement	—	—	—	13,333
Loss on extinguishment of debt (see Note 7)	—	(2,033)	—	(2,033)
Other income (expense)	193	(277)	(206)	(503)
Total non-operating income (expense)	(4,106)	(5,070)	(7,880)	6,225
Income (loss) before income taxes and impairment loss and equity in net loss of affiliate	(8,711)	(821)	(19,131)	9,900
Income tax benefit (provision)	1,342	497	3,599	(1,274)
Income (loss) before impairment loss and equity in net loss of affiliate	(7,369)	(324)	(15,532)	8,626
Impairment loss and equity in net loss of affiliate	-	(530)	(530)	(969)
Net income (loss)	$(7,369)	$(854)	$(16,062)	$7,657
Earnings (loss) per share:
Basic	$(0.22)	$(0.02)	$(0.48)	$0.22
Diluted	$(0.22)	$(0.02)	$(0.48)	$0.21
Shares used in computing earnings (loss) per share:
Basic	33,568	34,850	33,475	35,141
Diluted	33,568	34,850	33,475	36,073
Comprehensive income (loss):
Net income (loss)	$(7,369)	$(854)	$(16,062)	$7,657
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,018)	(14)	(1,287)	3
Total comprehensive income (loss)	$(8,387)	$(868)	$(17,349)	$7,660

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,062)	$7,657
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	9,036	4,341
Intangible asset amortization expense	6,358	5,641
Stock-based compensation expense	5,726	5,147
Amortization of discount and debt issuance costs	7,606	4,537
Impairment of operating lease right-of-use (ROU) assets	1,210	—
Noncash operating lease cost	3,100	—
Loss on extinguishment of debt	—	2,033
Impairment loss on equity investment	—	326
Revenue assigned to factors	(3,109)	—
Deferred tax assets, net	(3,437)	(211)
Impairment loss and equity in net loss of affiliate	530	969
Tax benefits on vested and exercised equity awards	—	525
Other	456	115
Changes in operating assets and liabilities:
Accounts receivable	5,763	505
Inventories	(11,429)	4,878
Prepaid expenses and other assets	(273)	(4,879)
Accounts payable	(4,155)	743
Accrued liabilities	(2,072)	139
Deferred revenue	2,012	4,367
Operating lease liabilities	(1,640)	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(380)	36,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	27,340	32,792
Purchases of marketable securities	(17,617)	(40,312)
Capital expenditures	(10,720)	(5,770)
Acquisitions, net of cash acquired	(60,634)	—
Advances to affiliate	(530)	(1,063)
Other	3	(78)
NET CASH USED IN INVESTING ACTIVITIES	(62,158)	(14,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2025 Convertible Notes	—	230,000
Payment of debt issuance costs of 2025 Convertible Notes	—	(7,305)
Purchase of capped call on 2025 Convertible Notes	—	(21,160)
Repurchase of 2020 Convertible Notes	—	(53,683)
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	—	3,122
Repurchases of common stock	—	(28,564)
Taxes paid related to net share settlement of vested equity awards	(1,729)	(3,347)
Proceeds from exercise of stock options and contributions to employee stock purchase plan (ESPP)	995	101
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(734)	119,164
EFFECT OF EXCHANGE RATE CHANGES ON CASH	456	(197)
Net change in cash and cash equivalents	(62,816)	141,369
Cash and cash equivalents at beginning of period	256,500	132,603
Cash and cash equivalents at end of period	$193,684	$273,972

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the Three and Six Months Ended August 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2019	33,555	$336	$208,205	$(2,227)	$(661)	$205,653
Net loss				(8,693)		(8,693)
Stock-based compensation expense			2,543			2,543
Shares issued on net share settlement of equity awards	13	—	(219)			(219)
Exercise of stock options	39	—	97			97
Other comprehensive income, net of tax					(269)	(269)
Balances at May 31, 2019	33,607	$336	$210,626	$(10,920)	$(930)	$199,112
Net loss				(7,369)		(7,369)
Stock-based compensation expense			3,183			3,183
Shares issued on net share settlement of equity awards	181	2	(1,512)			(1,510)
Issuance of shares for restricted stock awards	197	2	(2)			—
Exercise of stock options and contributions to ESPP	128	1	897			898
Other comprehensive income, net of tax					(1,018)	(1,018)
Balance at August 31, 2019	34,113	$341	$213,192	$(18,289)	$(1,948)	$193,296

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands) (Unaudited) (Continued) For the Three and Six Months Ended August 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at February 28, 2018	35,718	$357	$218,217	$(19,459)	$(199)	$198,916
Cumulative adjustment upon adoption of ASU 2016-01, net of tax				434	(434)	—
Cumulative adjustment upon adoption of ASC 606, net of tax				(1,595)		(1,595)
Net income				8,511		8,511
Stock-based compensation expense			2,467			2,467
Shares issued on net share settlement of equity awards	21	—	(233)			(233)
Exercise of stock options	38	—	68			68
Repurchases of common stock	(270)	(2)	(5,708)			(5,710)
Other comprehensive income, net of tax					17	17
Balances at May 31, 2018	35,507	$355	$214,811	$(12,109)	$(616)	$202,441
Net loss				(854)		(854)
Equity component of 2025 Convertible Notes, net of tax			51,902			51,902
Purchase of capped call on 2025 Convertible Notes, net of tax			(15,870)			(15,870)
Debt issuance costs of 2025 Convertible Notes allocated to equity, net of tax			(1,649)			(1,649)
Equity component of the repurchased 2020 Convertible Notes			(6,088)			(6,088)
Unwind of note hedges and warrants of 2020 Convertible Notes			3,122			3,122
Stock-based compensation expense			2,680			2,680
Shares issued on net share settlement of equity awards	135	2	(3,115)			(3,113)
Issuance of shares for restricted stock awards	84	1	(1)			—
Exercise of stock options	17	1	32			33
Repurchases of common stock	(985)	(11)	(22,843)			(22,854)
Other comprehensive income, net of tax					(14)	(14)
Balance at August 31, 2018	34,758	$348	$222,981	$(12,963)	$(630)	$209,736

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2019 AND 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a telematics pioneer leading transformation in a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere from mobile assets and their contents. We are a global organization that is headquartered in Irvine, California. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

On February 25, 2019, we completed our acquisition of Tracker Network (UK) Limited (“Tracker UK”), a LoJack licensee and a market leader in stolen vehicle recovery (“SVR”) telematics services across the United Kingdom, for a cash purchase price of $13.1 million. On March 19, 2019, we completed the acquisition of Car Track, S.A. de C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. We purchased the remaining 87.5% of the LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. On April 12, 2019, we acquired Synovia Solutions LLC (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets for a cash purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio and accelerates our transformation to high-value subscription-based services. See Note 2 for a description of these acquisitions.

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2019 and our results of operations for the three and six months ended August 31, 2019 and 2018. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition and related judgments

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

Software-as-a-Service (“SaaS”). Our SaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the hardware, accessories, installation and application subscriptions. Generally, we defer the recognition of revenue for the customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated product costs are recorded as deferred costs on the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions and related products and services revenue along with the cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized in the property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights. The product revenues for certain customer arrangements are included within the caption Application subscription and related products and services in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

In certain customer arrangements, we also sell devices together with monitoring services, for which revenues for the sales of the devices are recognized upon transfer of control to the customer and monitoring services are recognized over the service period as the devices and services are customarily part of one customer contractual arrangement. The allocation of the transaction price is based on estimated stand-alone selling prices for the devices and the monitoring services. The revenues under these arrangements are also included within caption Application subscription and related products and services revenues in our statement of comprehensive income (loss).

Sales taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three and six months ended August 31, 2019, we recognized $6.6 million and $14.2 million in revenue from the beginning deferred revenue balance of $51.4 million on March 1, 2019, respectively. Certain incremental costs of obtaining a contract with a customer consist of deferred costs of hardware and sales commissions. The deferred costs of hardware are capitalized and amortized over the estimated useful life of the device on a straight-line basis. Our contract assets are primarily attributed to prepaid sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 17 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Revenue by type of goods and services:
Telematics devices and accessories	$65,891	$79,145	$134,059	$160,281
Professional services	2,036	1,453	3,983	2,682
Recurring application subscriptions	25,309	15,439	44,264	27,962
Total	$93,236	$96,037	$182,306	$190,925

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$65,891	$79,145	$134,059	$160,281
Revenue recognized over time	27,345	16,892	48,247	30,644
Total	$93,236	$96,037	$182,306	$190,925

Revenues from telematics devices and accessories presented in the table above are sold on a stand-alone basis and recognized at a point in time. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

As of August 31, 2019, we have estimated the remaining performance obligations for contractually committed revenues of $61.9 million, of which we expect to recognize approximately 30% through the remainder of fiscal 2020, 37% in fiscal 2021 and 20% in fiscal 2022. We have utilized the practical expedient exception and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. Our payment terms generally range between 30 to 60 days and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. The allowance for doubtful accounts totaled $3.0 million and $1.8 million as of August 31, 2019 and February 28, 2019, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were immaterial for both the three and six months ended August 31, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases – Targeted Improvement, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendments affect narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new leases standard in the comparative periods, which they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. For leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.

We applied the transition requirements on the adoption date of March 1, 2019, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, we elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective March 1, 2019, we recorded the impact on our condensed consolidated balance sheet from the recognition of ROU asset and lease liability of $29.8 million and $33.2 million, respectively. However, the impact to our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows is not material. See Note 9, Leases, for additional details.

NOTE 2 – ACQUISITIONS

In addition to the Tracker UK acquisition in February 2019, we completed two additional acquisitions, LoJack Mexico and Synovia, during the first quarter of fiscal 2020.

Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations. Our estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, deferred income taxes and goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period. The following are the preliminary purchase price allocations as of August 31, 2019 for the three acquisitions (in thousands):

	Tracker UK		LoJack Mexico		Synovia
Purchase price		$13,097		$14,306		$29,500
Add debt paid at closing		-		-		20,296
Less cash acquired		(66)		(1,586)		(905)
Net cash paid		13,031		12,720		48,891
Less amount released from escrow		(973)		-		-
Net consideration		12,058		12,720		48,891
Add previously held interest		-		2,021		-
Fair value of net assets and liabilities assumed:
Current assets other than cash	$3,549		$4,485		$10,354
Property and equipment	1,835		4,029		24,840
Customer relationships	2,354		7,000		16,700
Trade name	2,354		-		1,600
Developed technology	1,830		-		3,800
Deferred tax assets	-		-		2,061
Other non-current assets	104		1,301		-
Current liabilities	(3,111)		(2,361)		(4,468)
Due to factors	-		-		(19,692)
Deferred revenue	(3,162)		(4,507)		(4,319)
Deferred tax liability	(963)		(1,039)		-
Other non-current liabilities	(201)		-		-
Total fair value of net assets acquired		4,589		8,908		30,876
Goodwill		$7,469		$5,833		$18,015

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

LoJack Mexico

On March 19, 2019, we acquired LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico will leverage our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. We purchased the remaining 87.5% of the LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. Our previously held 12.5% equity interest in LoJack Mexico was determined to have a fair value of $2.0 million at acquisition date which resulted in a gain of $0.3 million, which was recorded as investment income in our condensed consolidated statements of comprehensive income (loss) for the six months ended August 31, 2019. LoJack Mexico is consolidated with our financial statements effective March 19, 2019 as a component of our Software and Subscription Services reportable segment.

Synovia

In April 2019, we acquired Synovia, a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets, for a total cash purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio. This acquisition also accelerates our transformation to high-value subscription-based services. Synovia is consolidated with our financial statements effective April 12, 2019 as a component of our Software and Subscription Services reportable segment.

In conjunction with the acquisition of Synovia, we assumed the rights and obligations under certain revenue assignment arrangements with several financial institutions (the “Factors”). Pursuant to the terms of the arrangements, Synovia sold to the Factors rights to all future revenues of certain subscription contracts on a non-recourse basis for credit approved accounts. Under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at the fair value as of the acquisition date and the outstanding amount is presented as part of our long-term debt in our condensed consolidated balance sheet (see Note 7). The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired, as we believe we will expand our fleet management and vehicle safety services portfolio and will increase our customer reach by bringing high-value and low-churn subscribers.

The goodwill arising from the acquisition of Synovia is deductible for income tax purposes.

We incurred approximately $1.1 million of total acquisition-related costs for the six months ended August 31, 2019 and $0.9 million in fiscal 2019. The acquisition-related costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the three and six months ended August 31, 2019 and 2018 for acquired companies is not disclosed as the results are not material to our condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2019
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$45,503	$—	$45,503	$45,503	$—	$—
Level 1:
Money market funds	64,186	—	64,186	64,186	—	—
Mutual funds (1)	4,401	264	4,665	—	—	4,665
International equities	296	(75)	221	—	—	221
Level 2:
Repurchase agreements	72,000	—	72,000	72,000	—	—
Corporate bonds	19,784	—	19,784	11,995	7,789	—
Total	$206,170	$189	$206,359	$193,684	$7,789	$4,886

	As of February 28, 2019
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$26,084	$—	$26,084	$26,084	$—	$—
Level 1:
Money market funds	154,428	—	154,428	154,428	—	—
Mutual funds (1)	6,023	390	6,413	—	—	6,413
International equities	296	(73)	223	—	—	223
Level 2:
Repurchase agreements	72,000	—	72,000	72,000	—	—
Corporate bonds	21,502	(2)	21,500	3,988	17,512	—
Total	$280,333	$315	$280,648	$256,500	$17,512	$6,636

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of August 31, 2019, the cash surrender value of COLI was $2.0 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2019	2019
Raw materials	$22,560	$14,141
Work in process	3	72
Finished goods	26,978	17,820
	$49,541	$32,033

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross			Accumulated Amortization			Effect of Foreign Currency Translation		Net
	Useful Life	Feb. 28, 2019	Addi- tions	Aug. 31, 2019	Feb. 28, 2019	Expense	Aug. 31, 2019	Aug. 31, 2019	Feb. 28, 2019	Aug. 31, 2019	Feb. 28, 2019
Developed technology	2-7 years	$23,603	3,800	$27,403	$18,253	$1,553	$19,806	(118)	—	$7,479	$5,350
Tradenames	10 years	40,091	1,600	41,691	12,644	1,958	14,602	(164)	—	26,925	27,447
Customer lists	4-7 years	25,304	—	25,304	21,307	840	22,147	—	—	3,157	3,997
Dealer and customer relationships	7-12 years	16,850	23,700	40,550	6,908	1,988	8,896	(303)	—	31,351	9,942
Patents	5 years	589	—	589	160	19	179	—	—	410	429
		$106,437	$29,100	$135,537	$59,272	$6,358	$65,630	$(585)	$-	$69,322	$47,165

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. As of August 31, 2019, we determined that there was no impairment of intangible assets.

Estimated future amortization expense as of August 31, 2019 is as follows (in thousands):

2020 (remainder)	$6,559
2021	11,437
2022	9,803
2023	9,583
2024	6,523
Thereafter	25,417
$69,322

Changes in goodwill are as follows (in thousands):

	Telematics Systems	Software & Subscription Services	Total
Balance as of February 28, 2019	$51,203	$29,602	$80,805
Acquisition of Synovia and LoJack Mexico (Note 2)	—	23,848	23,848
Effect of exchange rate change on goodwill	—	(564)	(564)
Other (1)	—	(52)	(52)
Balance as of August 31, 2019	$51,203	$52,834	$104,037

(1)	Amount represents adjustment to the preliminary Goodwill from the Tracker UK acquisition.

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 28,
	2019	2019
Deferred product cost	$8,420	$10,094
Deferred compensation plan assets	6,662	6,413
Equity investment in and loan to ThinxNet GmbH	2,227	2,650
Prepaid commissions	1,330	-
Investment in international licensees	561	2,263
Other	2,954	1,090
	$22,154	$22,510

We have a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or another date specified by them in accordance with the plan. We are funding the plan obligations through cash deposits to a Rabbi Trust that are invested in various equities, bond, money market mutual funds and COLI in generally the same proportion as investment elections made by the participants. The deferred compensation plan liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

Our investment in international licensees at August 31, 2019 consists of equity interests in Benelux and French licensees. Generally, the investments in international licensees are accounted for using the cost method of accounting and carried at cost as we do not exercise significant influence over these investees. On March 19, 2019, we acquired the remaining equity interest in LoJack Mexico (Note 2) and our original investment of $1.7 million became part of the purchase price upon completing the acquisition of the business.

Effective August 24, 2017, we acquired an ownership interest valued at $1.4 million in ThinxNet GmbH, a company headquartered in Munich, Germany (“ThinxNet”). ThinxNet is an early stage company focused on commercializing cloud-based mobile device and applications in the automotive sector throughout Europe. This represents a cost basis investment as we cannot exercise significant influence over the investee. Contemporaneously, we executed an unsecured convertible note receivable for $1.27 million with an interest rate of 6%, which had an initial fixed term of 12 months, after which the loan could be converted into equity in ThinxNet or a loan due on demand at our option. The equity investment and note receivable were consideration we received in exchange for our outstanding accounts receivable from ThinxNet. No gain or loss was recorded on this exchange.

In August 2018, ThinxNet commenced a subsequent financing transaction to raise additional funds for working capital purposes. In connection with this transaction, we converted approximately $300,000 of outstanding accounts receivable due from ThinxNet into additional ownership interest in an in-kind exchange of assets at the current valuation. Based on the fair value of ThinxNet at the time of conversion, we revalued the initial ownership interest and recorded an impairment charge of $326,000, which is netted within Investment Income in our consolidated statement of comprehensive income (loss) for the three months ended August 31, 2018. Effective March 2019, we notified ThinxNet that we expect the outstanding loan to be repaid by June 30, 2019. On June 26, 2019, we agreed to settle the matter providing for repayment by ThinxNet of the outstanding loan in three equal quarterly installments of approximately $423,000 through December 2019. As of August 31, 2019, we received the first quarterly installment.

Our investments in licensees and ThinxNet without readily determinable fair values are measured at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer.

NOTE 7 – FINANCING ARRANGEMENTS

Balances attributable to our financing arrangements consist of the following (in thousands):

	August 31,	February 28,
	2019	2019
2020 Convertible Notes	$118,199	$115,249
2025 Convertible Notes	165,001	160,656
Due to Factors under revenue assignment agreements	16,897	-
	300,097	275,905
Less: Current portion	124,181	-
Long-term debt, net of current portion	$175,916	$275,905

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, dated as of March 30, 2018 (the “Credit Agreement”) that provides for borrowings up to $50.0 million. This revolving credit facility expires on March 30, 2020. At our election, the borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement) determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding under this revolving credit facility at August 31, 2019.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of August 31, 2019, we were in compliance with our covenants under the revolving credit facility.

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

Accounting guidance requires that convertible debt that can be settled for cash be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component is generally determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. The amounts recorded in additional paid-in capital is not to be remeasured as long as the embedded conversion option continues to meet the conditions for equity classification. As of August 31, 2019, the Notes continue to meet the conditions for equity classification.

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

The table below summarizes the liability and equity components of the Notes, the issuance costs and the applicable assumptions used for the calculation (in millions except initial conversion rate and per share amounts):

	2020 Convertible Notes	2025 Convertible Notes
Initial conversion rate (shares per $1,000 principal amount)	36.2398	32.5256
Initial conversion price per share	$27.5940	$30.7450

Fair value of liability component upon issuance	$138.9	$160.8
Discount Rate	6.20%	7.56%
Fair value measurement level	Level 3	Level 3
Fair value of embedded equity component upon issuance	$33.6	$69.2
Deferred tax asset effect	$16.0	$17.3

Total issuance cost	$4.3	$7.3
Equity component	$1.0	$2.2
Deferred tax asset effect	$0.4	$0.5

Fair value of convertible notes as of August 31, 2019 (Level 2 measurement)	$120.5	$183.1

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount of the 2020 Convertible Notes, which are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The 2020 Convertible Notes mature on May 15, 2020 unless converted earlier or repurchased in accordance with their terms. We may not redeem the 2020 Convertible Notes prior to their stated maturity date and they will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate and initial conversion price as noted above. Holders may convert their 2020 Convertible Notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the indenture agreement dated May 6, 2015 (the “2020 Indenture”). During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their 2020 Convertible Notes regardless of the foregoing conditions. Our intent is to settle the principal amount of the 2020 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, we would deliver shares of common stock in respect to the remainder of the conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The shares associated with the conversion spread, if any, would be included in the denominator for the computation of diluted earnings per share, with such shares calculated using the average closing price of our common stock during each period. As of August 31, 2019, none of the conditions allowing holders of the 2020 Convertible Notes to convert have been met as our shares have been trading under the initial conversion price.

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

On July 20, 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase is accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value of the liability of $47.6 million and the equity component of $6.1 million as of the repurchase date. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. We also received proceeds of $3.1 million from the unwinding of the note hedge and warrants, which was recorded as additional paid-in capital.

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

Upon the occurrence of a “make-whole fundamental change” (as defined in the 2025 Indenture), we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change” (as defined in the 2025 Indenture), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of August 31, 2019, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our condensed consolidated balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million will be amortized under the interest method. During the three and six months ended August 31, 2019, we recognized $0.2 million and $0.3 million of interest expense related to this debt, respectively. The revenues recognized from this arrangement were considered a non-cash activity in our condensed consolidated statements of cash flows for the six months ended August 31, 2019.

NOTE 8 – RESTRUCTURING CHARGES

Beginning in the first quarter of fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $10.3 million, comprised of $5.3 million in severance and employee related costs, and $5.0 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space was due primarily to the vacancy in Canton, Massachusetts of $4.5 million. Substantially all charges related to severance and employee costs were under the Telematics Systems reportable segment. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our condensed consolidated balance sheet.

For the three and six months ended August 31, 2019, total restructuring charges were $2.3 million, comprised of $1.1 million in severance and employee related costs, and $1.2 million for vacant office space. Substantially all charges were recorded under the Telematics Systems reportable segment. The impairment of $1.2 million for the vacant office space was recorded as a reduction of Operating lease right-of-use assets in our condensed consolidated balance sheet as of August 31, 2019. The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our condensed consolidated balance sheets as of August 31, 2019 and February 28, 2019.

The anticipated rent payments for the vacant portion of leased facilities will be made through December 2025. There is no guarantee that the termination and cease use charges will not exceed the estimates or that the impact of any future potential sub-lease rentals will be realized. The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2019	$2,779	$2,977	$5,756
Cease-use liability reclassified as reduction of Operating lease right-of-use assets	-	(2,977)	(2,977)
Charges	1,063	-	1,063
Payments	(1,314)	-	(1,314)
Restructuring liabilities as of August 31, 2019	$2,528	$-	$2,528

NOTE 9 – LEASES

We have various non-cancelable operating leases for our offices in California, Texas, Massachusetts, Indiana, Minnesota and Virginia in the United States, and Italy, Mexico and the United Kingdom. We also have various non-cancelable operating leases for towers and vehicles throughout the United States, Italy and Mexico. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	August 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$27,977

Liabilities
Operating lease liabilities (current)	Other current liabilities	$6,087
Operating lease liabilities (noncurrent)	Operating lease liabilities	29,780
Total lease liabilities		$35,867

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive income (loss) as follows (in thousands):

	Three Months Ended August 31, 2019	Six Months Ended August 31, 2019
Operating lease cost	$1,972	$3,973
Short-term lease cost	252	564
Variable lease cost	43	73
Total lease cost	$2,267	$4,610

Supplemental Information

The table below presents supplemental information related to operating leases during the six months ended August 31, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$4,067
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,728
Weighted average remaining lease term	7.4 years
Weighted average discount rate	5.47%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of August 31, 2019 (in thousands):

Remainder of 2020	$3,853
2021	7,208
2022	6,348
2023	6,089
2024	5,728
Thereafter	15,074
Total minimum lease payments	44,300
Less imputed interest	(8,433)
Present value of future minimum lease payments	35,867
Less current obligations under leases	(6,087)
Long-term lease obligations	$29,780

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of February 28, 2019, were as follows (in thousands):

2020	$7,565
2021	6,386
2022	6,242
2023	6,199
2024	6,126
Thereafter	7,659
Total minimum lease payments	$40,177

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

We file income tax returns in the U.S. federal jurisdiction, various U.S. states including Puerto Rico, Mexico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for the years 2014 through present remain open to examination by U.S. federal and state tax authorities. Our tax returns in the foreign jurisdictions remain open for examination for varying years from 2013 to the present. We believe that we have adequate reserves for any uncertain tax positions. It is reasonably possible the amount of unrecognized tax benefits that could be realized within the next 12 months is $0.6 million.

Our net deferred tax assets increased during the six months ending August 31, 2019 as a result of recording a deferred tax asset for additional net operating loss carryforwards for the period, reversal of valuation allowance against foreign tax credits and recording a preliminary net deferred tax asset relating to our acquisitions through the quarter ended August 31, 2019 (see Note 2).

NOTE 11 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method.

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Net income (loss)	$(7,369)	$(854)	$(16,062)	$7,657
Basic weighted average number of common shares outstanding	33,568	34,850	33,475	35,141
Effect of stock options and restricted stock units computed on treasury stock method	—	—	-	932
Diluted weighted average number of common shares outstanding	33,568	34,850	33,475	36,073
Earnings (loss) per share:
Basic	$(0.22)	$(0.02)	$(0.48)	$0.22
Diluted	$(0.22)	$(0.02)	$(0.48)	$0.21

All outstanding options and restricted stock units for the three and six months ended August 31, 2019 and for the three months ended August 31, 2018 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock Repurchase

On December 10, 2018, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock over the next 12 months, of which $10.0 million was utilized as of February 28, 2019. Under the stock repurchase program, we may repurchase shares in the open market. There were no stock repurchases during the six months ended August 31, 2019.

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. There are two enrollment periods each year that commence on February 1st and August 1st and lasts for six months. Stock-based compensation expense related to the ESPP for the three and six months ended August 31, 2019 was $0.2 million and $0.3 million, respectively.

Equity Awards

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Cost of revenues	$162	$212	$337	$389
Research and development	633	420	1,046	785
Selling and marketing	982	680	1,651	1,251
General and administrative	1,406	1,368	2,692	2,722
	$3,183	$2,680	$5,726	$5,147

Changes in our outstanding stock options during the six months ended August 31, 2019 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2019	1,054	$13.44	5.8
Granted	171	11.11
Exercised	(83)	2.36
Forfeited or expired	—	—
Outstanding at August 31, 2019	1,142	$13.90	6.3	$1,349
Exercisable at August 31, 2019	717	$12.20	4.8	$1,349

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2019 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2019	1,507	$19.77
Granted	1,544	11.30
Vested	(441)	18.91	150
Forfeited	(96)	20.04
Outstanding at August 31, 2019	2,514	$14.69

As of August 31, 2019, there was $36.4 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.3 years.

NOTE 13 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components, net income (loss) and Other Comprehensive Income (Loss) (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Our OCI consists of currency translation adjustments from our foreign subsidiaries that do not use the U.S. dollar as their functional currency.

The following table shows the changes in Accumulated Other Comprehensive Income (Loss) for the six months ended August 31, 2019 (in thousands):

Cumulative Foreign Currency Translation
Balances at February 28, 2019	$(661)
Other comprehensive loss, net of tax	(1,287)
Balances at August 31, 2019	$(1,948)

NOTE 14 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One of our customers accounted for more than 10% of our total revenue and accounts receivable as follows (rounded):

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Revenues:
Customer A	10%	16%	12%	14%

	August 31,	February 28,
	2019	2019
Accounts receivable:
Customer A	10%	14%

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Inventory purchases:
Supplier A	28%	29%	30%	29%
Supplier B	13%	21%	13%	21%
Supplier C	11%	0%	5%	0%

	August 31,	February 28,
	2019	2019
Accounts payable:
Supplier A	15%	30%
Supplier B	12%	18%

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

	Six Months Ended
	August 31,
	2019	2018
Balance at beginning of period	$1,399	$5,734
Charged to costs and expenses	1,100	558
Deductions	(700)	(722)
Balance at end of period	$1,799	$5,570

NOTE 16 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2019	2019
Operating lease liabilities (see Note 9)	$6,087	$—
Litigation reserve	1,500	1,500
Warranty reserves	1,799	1,398
Accrued restructuring costs (see Note 8)	—	752
Other	5,939	6,972
	$15,325	$10,622

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2019	2019
Deferred revenue	$30,010	$27,106
Deferred compensation plan liability	6,643	6,409
Accrued restructuring costs (see Note 8)	-	2,175
Deferred tax liability	1,272	963
Deferred rent	-	365
Other	1,531	1,458
	$39,456	$38,476

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$498	$611	$996	$1,312
Amortization of note discount	1,327	1,515	2,620	3,228
Amortization of debt issue costs	168	176	331	394
	1,993	2,302	3,947	4,934
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,150	511	2,326	511
Amortization of note discount	2,012	839	4,031	839
Amortization of debt issue costs	148	62	297	62
	3,310	1,412	6,654	1,412
Other interest expense	252	53	410	86
Total interest expense	$5,555	$3,767	$11,011	$6,432

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2019	2018
Interest expense paid	$3,358	$1,547
Income tax paid	$466	$738

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

Our Telematics Systems segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own- and third-party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Systems segment revenues consist primarily of stand-alone product sales.

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of deferred revenue for customized devices functional only with application subscriptions that are not sold separately.

Segment information for the three and six months ended August 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended August 31, 2019				Three Months Ended August 31, 2018
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$62,031	$31,205	$—	$93,236	$77,100	$18,937	$—	$96,037
Gross profit	$24,310	$13,360	$—	$37,670	$30,396	$9,425	$—	$39,821
Gross margin	39%	43%	0%	40%	39%	50%	0%	41%
Adjusted EBITDA	$7,514	$3,947	$(814)	$10,647	$11,682	$3,373	$(1,366)	$13,689

	Six Months Ended August 31, 2019				Six Months Ended August 31, 2018
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$125,590	$56,716	$—	$182,306	$153,452	$37,473	$—	$190,925
Gross profit	$49,321	$23,760	$—	$73,081	$59,905	$18,007	$—	$77,912
Gross margin	39%	42%	0%	40%	39%	48%	0%	41%
Adjusted EBITDA	$14,507	$6,321	$(2,612)	$18,216	$22,496	$6,295	$(2,925)	$25,866

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net income (loss)	$(7,369)	$(854)	$(16,062)	$7,657
Investment income	(1,256)	(1,007)	(3,337)	(1,860)
Interest expense	5,555	3,767	11,011	6,432
Income tax provision	(1,342)	(497)	(3,599)	1,274
Depreciation	5,191	2,298	9,036	4,341
Amortization of intangible assets	3,318	2,893	6,358	5,641
Stock-based compensation	3,183	2,680	5,726	5,147
Loss on extinguishment of debt	—	2,033	—	2,033
Impairment loss and equity in net loss of affiliate	—	530	530	969
Restructuring charges	2,272	566	2,272	3,949
Non-recurring legal expenses	777	1,023	4,584	3,137
Acquisition and integration related expenses	46	—	1,190	—
Gain on LoJack battery performance legal Settlement	—	—	-	(13,333)
Other	272	257	507	479
Adjusted EBITDA	$10,647	$13,689	$18,216	$25,866

It is not practicable for us to report identifiable assets by segment because these business units share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
United States	$68,684	$70,647	$131,806	$141,064
Europe, Middle East and Africa	13,298	13,788	26,724	27,132
Latin America	4,227	1,723	7,713	4,129
Canada	2,481	2,338	5,317	3,702
Asia and Pacific Rim	1,940	3,480	4,349	7,239
All other	2,606	4,061	6,397	7,659
	$93,236	$96,037	$182,306	$190,925

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and six months ended August 31, 2019 and 2018.

NOTE 18 – LEGAL PROCEEDINGS

Omega patent infringement claim

As previously disclosed in our Form 10-Q for the fiscal quarter ended May 31, 2019 that was filed with the U.S. Securities and Exchange Commission on June 28, 2019, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement law suit filed by Omega Patents, LLC (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 was reversed as of February 28, 2019. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2019. The district court scheduled a new trial which commenced on September 23, 2019. We also initiated ex parte reexamination proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings currently remain pending. We continue to believe that our products do not infringe on any of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, we believe that its ultimate resolution would not have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) developments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets and their contents. Our business is organized into two reportable segments: Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these two segments. A description of the reportable business segments is provided below.

On February 25, 2019, we completed our acquisition of Tracker Network (UK) Limited (“Tracker UK”), a LoJack licensee and a market leader in stolen vehicle recovery (“SVR”) telematics services across the United Kingdom, for a cash purchase price of $13.1 million. On March 19, 2019, we completed the acquisition of Car Track, S.A. de C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. We purchased the remaining 87.5% of the LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. On April 12, 2019, we acquired Synovia Solutions LLC (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets for a cash purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio and accelerates our transformation to high-value subscription-based services. See Note 2 for a description of these acquisitions.

TELEMATICS SYSTEMS

Our Telematics Systems segment offers a series of advanced telematics and SVR products for the broader connected vehicle marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications.

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

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 17 to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

Three months ended August 31, 2019 compared to three months ended August 31, 2018:

Revenue by Segment

	Three Months Ended August 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$62,031	66.5%	$77,100	80.3%	$(15,069)	(19.5%)
Software & Subscription Services	31,205	33.5%	18,937	19.7%	12,268	64.8%
Total	$93,236	100.0%	$96,037	100.0%	$(2,801)	(2.9%)

Telematics Systems revenue decreased by $15.1 million or 19.5% for the three months ended August 31, 2019 compared to the same period last year. The decrease was attributable to reduced sale volume in three product categories including: MRM telematics, OEM/network products and legacy LoJack SVR products. The decrease in MRM telematics products was primarily isolated to a reduction in sales volume to a few larger customers including Synovia Solutions, which we acquired in April 2019, and is now contributing to our Software and Subscription Services segment. The decrease in OEM/network products was attributable to a reduction in sales to our largest OEM/network product customer, which is in the middle of a product line transition and also commencing the rollout of the initial phase of a 3G-to-4G Long Term Evolution (“LTE”) retrofit program. We expect this decline to be temporary and to be offset by demands from our customers as the 3G network sunset becomes more imminent. Legacy LoJack SVR revenue declined due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to be offset over time by future growth in our telematics solutions, such as SureDrive and LotSmart within our Software and Subscription Services segment.

Software & Subscription Services revenue increased by $12.3 million or 64.8% for the three months ended August 31, 2019 compared to the same period last year. The increase was primarily due to the three recent acquisitions of Tracker UK, LoJack Mexico and Synovia, and coupled with growth in LoJack Italy.

Gross Profit by Segment

	Three Months Ended August 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$24,310	39.2%	$30,396	39.4%	$(6,086)	(20.0%)
Software & Subscription Services	13,360	42.8%	9,425	49.8%	3,935	41.8%
Gross profit	$37,670	40.4%	$39,821	41.5%	$(2,151)	(5.4%)

Consolidated gross profit decreased by $2.2 million or 5.4% for the three months ended August 31, 2019 compared to the same period last year. The decrease in absolute dollar terms was due to lower revenue in the Telematics Systems business partially offset by continued growth in Software & Subscription Services as described above.

Consolidated gross margin decreased by 1.1% for the three months ended August 31, 2019 compared to the same period last year. Gross margin for Telematics Systems remained consistent for the three months ended August 31, 2019 and 2018. Gross margin for Software & Subscription Services decreased to 42.8% for the three months ended August 31, 2019 from 49.8% for the same period last year. The decrease was primarily driven by the recently acquired businesses as the gross profit is impacted by purchase price adjustments to deferred revenue balances.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Three Months Ended August 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,924	8.5%	$7,599	7.9%	$325	4.3%
Selling and marketing	15,868	17.0%	12,523	13.0%	3,345	26.7%
General and administrative	12,893	13.8%	11,991	12.5%	902	7.5%
Restructuring	2,272	2.4%	566	0.6%	1,706	301.4%
Intangible asset amortization	3,318	3.6%	2,893	3.0%	425	14.7%
Total	$42,275	45.3%	$35,572	37.0%	$6,703	18.8%

Consolidated research and development expense increased by $0.3 million or 4.3% for the three months ended August 31, 2019 compared to the same period last year. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $3.3 million or 26.7% for the three months ended August 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expenses increased by $0.9 million or 7.5% for the three months ended August 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses and partially offset by decreases in professional fees related to certain non-recurring legal matters. We began partial operations on our new Enterprise Resource Planning (“ERP”) system in June 2019, which also resulted in increased general and administrative expenses. Certain implementation costs on our new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets.

As described in Note 8 to the accompanying condensed consolidated financial statements, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. We incurred additional charges for this initiative during the three months ended August 31, 2019. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles increased by $0.4 million or 14.7% for the three months ended August 31, 2019 compared to the same period last year due to addition of intangible assets resulting from recent business acquisitions.

Non-operating Income (Expense), Net

Investment income increased by $0.2 million to $1.3 million for the three months ended August 31, 2019 from $1.0 million for the three months ended August 31, 2018. The increase was primarily due to an increase in investment income on short-term marketable securities held during the period.

Interest expense increased by $1.8 million to $5.6 million for the three months ended August 31, 2019 from $3.8 million for the three months ended August 31, 2018 primarily due to additional interest and amortization of debt discount and issue costs related to the 2025 Convertible Notes issued in July 2018.

During the three months ended August 31, 2018, we recognized a loss of $2.0 million on extinguishment of debt on the repurchase of $53.8 million of our 2020 Convertible Notes in July 2018.

Other non-operating income for the three months ended August 31, 2019 was $0.1 million, as compared to a loss of $0.3 million for the comparable period of the prior year due to a favorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended August 31, 2019 was $7.4 million as compared to a net loss of $0.9 million in the three months ended August 31, 2018. The $8.3 million decrease is due to the operating loss resulting from a decline in revenue and increase in operating expenses during the quarter due to recent acquisitions as described above.

Adjusted EBITDA:

	Three Months Ended August 31,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$7,514	$11,682	$(4,168)	(35.7%)
Software & Subscription Services	3,947	3,373	574	17.0%
Corporate Expenses	(814)	(1,366)	552	(40.4%)
Total Adjusted EBITDA	$10,647	$13,689	$(3,042)	(22.2%)

Adjusted EBITDA for Telematics Systems in the three months ended August 31, 2019 decreased by $4.2 million compared to the same period last year primarily due to a decline in revenue resulting from decreased sales volume and acquisition of Synovia Solutions as described above. Adjusted EBITDA for Software & Subscription Services increased by $0.6 million compared to the same period last year primarily due to higher gross profit and partially offset by higher operating expenses as a result of the recently acquired businesses described above. Adjusted EBITDA for Corporate Expenses decreased due to lower legal expenses.

See Note 17 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Six months ended August 31, 2019 compared to six months ended August 31, 2018:

Revenue by Segment

	Six Months Ended August 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$125,590	68.9%	$153,452	80.4%	$(27,862)	(18.2%)
Software & Subscription Services	56,716	31.1%	37,473	19.6%	19,243	51.4%
Total	$182,306	100.0%	$190,925	100.0%	$(8,619)	(4.5%)

Telematics Systems revenue decreased by $27.9 million or 18.2% for the six months ended August 31, 2019 compared to the same period last year. The decrease was attributable to reduced sale volume in three product categories including MRM telematics, OEM/network products and legacy LoJack SVR products. The decrease in MRM telematics products was primarily isolated to a reduction in sales volume to a few larger customers including Synovia Solutions, which we acquired in in April 2019, and is now contributing to our Software and Subscription Services segment. The decrease in OEM/network products was attributable to a reduction in sales to our largest OEM/network products customer which is in the middle of a product line transition and also commencing the rollout of the initial phase of a 3G-to-4G LTE retrofit program. We expect this decline to be temporary and to be offset by demands from our customers as the 3G network sunset becomes more imminent. Legacy LoJack SVR revenue continued its secular decline due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to be offset over time by future growth in our telematics solutions, such as SureDrive and LotSmart within our Software and Subscription Services segment.

Software & Subscription Services revenue increased by $19.2 million or 51.4% for the six months ended August 31, 2019 compared to the same period last year. The increase was due primarily to the three recent acquisitions of Tracker UK, LoJack Mexico and Synovia, and coupled with growth in LoJack Italy.

Gross Profit by Segment

	Six Months Ended August 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$49,321	39.3%	$59,905	39.0%	$(10,584)	(17.7%)
Software & Subscription Services	23,760	41.9%	18,007	48.1%	5,753	31.9%
Gross profit	$73,081	40.1%	$77,912	40.8%	$(4,831)	(6.2%)

Consolidated gross profit decreased by $4.8 million or 6.2% for the six months ended August 31, 2019 compared to the same period last year. The decrease in absolute dollar terms was due to lower revenue in the Telematics Systems business partially offset by continued growth in Software & Subscription Services as described above.

Consolidated gross margin decreased to 40.1% for the six months ended August 31, 2019 from 40.8% for the same period last year, which was primarily attributable to a decrease in gross margin for Software & Subscription Services. Gross margin for Software & Subscription Services decreased to 41.9% for the six months ended August 31, 2019 from 48.1% for the same period last year. The decrease was primarily driven by the recently acquired businesses, as gross profit is impacted by purchase price adjustments to deferred revenue balances.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Six Months Ended August 31,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$14,810	8.1%	$14,200	7.4%	$610	4.3%
Selling and marketing	30,515	16.7%	25,020	13.1%	5,495	22.0%
General and administrative	30,377	16.7%	25,427	13.3%	4,950	19.5%
Restructuring	2,272	1.2%	3,949	2.1%	(1,677)	(42.5%)
Intangible asset amortization	6,358	3.5%	5,641	3.0%	717	12.7%
Total	$84,332	46.2%	$74,237	38.9%	$10,095	13.6%

Consolidated research and development expense increased by $0.6 million or 4.3% for the six months ended August 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $5.5 million or 22.0% for the six months ended August 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expenses increased by $5.0 million or 19.5% for the six months ended August 31, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses and increases in legal and professional fees related to the acquisitions and certain non-recurring legal matters. We began partial operations on the new ERP system in June 2019, which resulted in increased general and administrative expenses. Certain implementation costs on our new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets.

As described in Note 8 to the accompanying condensed consolidated financial statements, during the six months ended August 31, 2019, we incurred an additional $2.3 million restructuring costs related to the cost savings plan that commenced in May 2018. Total restructuring costs decreased $1.7 million or 42.5%. for the six months ended August 31, 2019 compared to the same period last year. The decrease was attributable to lower restructuring costs related to vacant office and manufacturing plant facilities. For the six months ended August 31, 2018, we partially vacated these facilities and recorded a cost of $2.7 million. During the six months ended August 31, 2019, we fully vacated certain offices, which resulted in a cost of $1.2 million. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles increased by $0.7 million or 12.7% for the six months ended August 31, 2019 compared to the same period last year due to the addition of intangible assets resulting from recent business acquisitions.

Non-operating Income (Expense), Net

Investment income increased by $1.4 million to $3.3 million for the six months ended August 31, 2019 from $1.9 million for the six months ended August 31, 2018. The increase was due to dividend income we received from LoJack Mexico and a gain as further discussed in Note 2 from fair value adjustment of our previously held interest in LoJack Mexico.

Interest expense increased to $11.0 million for the six months ended August 31, 2019 from $6.4 million for the six months ended August 31, 2018 primarily due to additional interest and amortization of debt discount and issue costs related to the 2025 Convertible Notes issued in July 2018.

During the six months ended August 31, 2018, we recognized a $13.3 million gain from the legal settlement with a former supplier of LoJack. The final payment on the legal settlement was received in February 2019.

During the six months ended August 31, 2018, we recognized a loss of $2.0 million on extinguishment of debt on the repurchase of $53.8 million of our 2020 Convertible Notes in July 2018.

Other non-operating expense for the six months ended August 31, 2019 was $0.2 million, decreased from $0.5 million for the comparable period of the prior year due to an favorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the six months ended August 31, 2019 was $16.1 million as compared to a net income of $7.7 million in the six months ended August 31, 2018. The $23.7 million decrease in income is due to the operating loss resulting from a decline in revenue and increase in operating expenses during the year as described above, coupled with a $13.3 million decrease in non-operating gain from a legal settlement that was fully recognized in fiscal 2019, partially offset by a $2.0 million loss on extinguishment of debt recognized in fiscal 2019.

Adjusted EBITDA:

	Six Months Ended August 31,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$14,507	$22,496	$(7,989)	(35.5%)
Software & Subscription Services	6,321	6,295	26	0.4%
Corporate Expenses	(2,612)	(2,925)	313	(10.7%)
Total Adjusted EBITDA	$18,216	$25,866	$(7,650)	(29.6%)

Adjusted EBITDA for Telematics Systems in the six months ended August 31, 2019 decreased by $8.0 million or 35.5% compared to the same period last year primarily due to a decline in revenue resulting from decreased sales volume and acquisition of a customer as described above. Adjusted EBITDA for Software & Subscription Services remained consistent for the six months ended August 31, 2019 compared to the same period last year.

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

An income tax benefit of $3.6 million was recorded for the six months ended August 31, 2019, compared to an income tax provision of $1.3 million in the same period last year. The change was primarily driven by a lower pre-tax income and a reversal of a valuation allowance against foreign tax credits, partially offset by a one-time discrete tax charge related to net shortfalls and a restructuring of foreign operations during the six months ended August 31, 2019. Our effective tax rate was 18.8% and 12.9% for the six months ended August 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2019, our primary recurring cash needs have been for working capital purposes and capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of August 31, 2019, we have $201.5 million of cash, cash equivalents and marketable securities and $50 million available under our revolving credit facility. We expect to continue to finance our operations with cash generated from operations and potential borrowing under our revolving credit facility over the next twelve months, and to settle the 2020 Convertible Notes due May 2020 with cash.

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, N.A. that provides for borrowings of up to $50.0 million. This revolving credit facility expires on March 30, 2020. At our election, the Borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and a one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement), in each case determined based on our senior leverage ratio from time to time. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. There were no borrowings outstanding on this revolving credit facility at August 31, 2019.

As described in Note 2 to the accompanying consolidated financial statements, in February 2019, we acquired Tracker UK for $13.1 million. In March 2019, we completed the acquisition of 87.5% LoJack Mexico shares for $14.3 million. In April 2019, we acquired Synovia for $49.8 million. We funded these acquisitions from cash on hand. As part of the Synovia acquisition, we assumed the rights and obligations from the Synovia revenue assignments as described in Note 7. The revenues recognized from this arrangement of $3.1 million were considered a non-cash financing activity for the six months ended August 31, 2019.

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

We purchase a majority of our products from significant suppliers located in Asia, primarily in China, that generally provide us 60-day payment terms for products purchased. We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

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

For the six months ended August 31, 2019, net cash used in operating activities was $0.4 million and net loss was $16.1 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, and deferred income taxes totaled $30.6 million. These non-cash expenses are partially offset by non-cash revenues of $3.1 million related to the Synovia revenue assignment arrangements. Changes in operating assets and liabilities, net of the effects of our acquisitions, resulted in a $11.8 million cash outflow, primarily driven by changes in working capital including an increase in inventory and decrease in accounts payable, but partially offset by a decrease in accounts receivable.

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

Cash flow from investing activities

For the six months ended August 31, 2019 and 2018, our net cash used in investing activities was $62.2 million and $14.4 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy, as well as capital expenditures. During the six months ended August 31, 2019, we also acquired Synovia and LoJack Mexico for $48.9 million and $12.7 million, net of cash acquired, respectively.

We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, and the devices that we lease to customers on the Synovia subscription agreements. All of these will be done to support the future growth of our business.

Cash flow from financing activities

For the six months ended August 31, 2019 and 2018, our net cash (used in) or provided by financing activities was $(0.7) million and $119.2 million, respectively. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to ESPP. During the six months ended August 31, 2018, we had a net cash inflow of $201.5 million from the issuance of 2025 Convertible Notes, partially offset by net cash outflow of $50.6 million for the repurchase of the 2020 Convertible Notes and $28.6 million repurchase of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the second quarter of fiscal 2020, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2019 as filed with the Securities and Exchange Commission on May 1, 2019.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the phased implementation of our ERP system, the effect of tariffs on exports from China, and other countries, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 as filed with the U.S. Securities and Exchange Commission on May 1, 2019. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.9 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at August 31, 2019. The aggregate foreign currency transaction exchange rate loss included in determining loss before income taxes and impairment loss and equity in net loss of affiliate were $0.3 million and $0.2 million in the six months ended August 31, 2019 and 2018, respectively.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system. The ERP system is being implemented in phases throughout fiscal 2020 and continuing into fiscal 2021. The first phase was completed during the second quarter of fiscal 2020. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2019, as filed with the U.S. Securities and Exchange Commission on May 1, 2019, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results in addition to the risk factors below:

Ongoing changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import certain products and components from suppliers in China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $250 billion. On August 28, 2019, the USTR issued a notice increasing the rate of additional duty from 10% to 15% on the $300 billion worth of certain articles, and the first tranche of those duties went into effect at the 15% rate on September 1, 2019. The second tranche of those duties is scheduled to go into effect on December 15, 2019. The USTR issued a notice requesting public comments on the proposal to increase the rate of additional duty from 25% to 30% on the $250 billion worth of other articles. Any increase in the duty rate is proposed to go into effect October 1, 2019. Although some of the products and components we import are included on this list, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. However, it is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could have a negative impact on our revenue or operating results.

Additionally, the announcement of the Referendum of the U.K.’s Membership of the European Union (referred to as Brexit), advising for the exit of the U.K. from the European Union, could cause disruptions to and create uncertainty surrounding our business, particularly given our recent efforts to expand our business throughout Europe through our acquisition of Tracker UK. Brexit could affect our relationships with our existing and future customers, suppliers and employees, which could in turn have an adverse effect on our business, financial results and operations.

We may experience significant disruptions in our operations resulting from our enterprise resource planning system initiatives.

We depend on our information technology systems for the efficient functioning of our global business, including accounting, billing, data storage, purchasing and inventory management. In order to integrate and enhance our global operations, we initiated the phased implementation of an ERP system across our global operating locations to support our operations. The implementation of this ERP system required, and will continue to require, the investment of human and financial resources. We have incurred and expect to incur additional expenses as we continue to implement, enhance and develop our ERP system. As a result of our ERP initiatives, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and adequately service our customers. If we experience significant disruptions resulting from our ERP initiatives, our business and operations could be disrupted, including our ability to report accurate and timely financial results. Accordingly, such events may disrupt or reduce the efficiency of our global operations and have a material adverse effect on our operating results and cash flows.

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

CALAMP CORP.

September 26, 2019	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)