Form 10-Q
period 2019-11-30
CalAmp Corp.
filed 2019-12-19
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of December 16, 2019 was 34,158,785.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	November 30,	February 28,
Assets	2019	2019
Current assets:
Cash and cash equivalents	$101,634	$256,500
Short-term marketable securities	1,926	17,512
Accounts receivable, net	83,462	78,079
Inventories	44,035	32,033
Prepaid expenses and other current assets	22,196	19,373
Total current assets	253,253	403,497
Property and equipment, net	57,127	27,023
Operating lease right-of-use assets	24,108	-
Deferred income tax assets	30,372	22,626
Goodwill	105,584	80,805
Other intangible assets, net	66,501	47,165
Other assets	25,466	22,510
	$562,411	$603,626
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$32,955	$-
Accounts payable	36,993	39,898
Accrued payroll and employee benefits	9,707	8,808
Deferred revenue	34,939	24,264
Other current liabilities	15,237	10,622
Total current liabilities	129,831	83,592
Long-term debt, net of current portion	176,378	275,905
Operating lease liabilities	27,090	-
Other non-current liabilities	38,459	38,476
Total liabilities	371,758	397,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 34,153 and 33,555 shares issued and outstanding at November 30, 2019 and February 28, 2019, respectively	342	336
Additional paid-in capital	216,798	208,205
Accumulated deficit	(25,704)	(2,227)
Accumulated other comprehensive loss	(783)	(661)
Total stockholders' equity	190,653	205,653
	$562,411	$603,626

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenues:
Products	$63,192	$67,571	$188,782	$221,461
Application subscriptions and related products and service	33,405	20,924	90,121	57,959
Total revenues	96,597	88,495	278,903	279,420
Cost of revenues:
Products	42,225	41,397	118,494	134,795
Application subscriptions and related products and service	17,488	10,717	50,444	30,332
Total cost of revenues	59,713	52,114	168,938	165,127
Gross profit	36,884	36,381	109,965	114,293
Operating expenses:
Research and development	7,742	7,177	22,552	21,377
Selling and marketing	14,683	12,746	45,198	37,766
General and administrative	14,283	11,719	44,660	37,146
Restructuring	848	1,247	3,120	5,196
Intangible asset amortization	3,325	2,893	9,683	8,534
Total operating expenses	40,881	35,782	125,213	110,019
Operating income (loss)	(3,997)	599	(15,248)	4,274
Non-operating income (expense):
Investment income	1,108	1,398	4,445	3,258
Interest expense	(4,987)	(5,134)	(15,998)	(11,566)
Gain on legal settlement	—	2,500	—	15,833
Loss on extinguishment of debt (see Note 7)	(2,408)	—	(2,408)	(2,033)
Other income (expense)	232	(218)	26	(721)
Total non-operating income (expense)	(6,055)	(1,454)	(13,935)	4,771
Income (loss) before income taxes and impairment loss and equity in net loss of affiliate	(10,052)	(855)	(29,183)	9,045
Income tax benefit (provision)	2,637	778	6,236	(496)
Income (loss) before impairment loss and equity in net loss of affiliate	(7,415)	(77)	(22,947)	8,549
Impairment loss and equity in net loss of affiliate	—	(445)	(530)	(1,414)
Net income (loss)	$(7,415)	$(522)	$(23,477)	$7,135
Earnings (loss) per share:
Basic	$(0.22)	$(0.02)	$(0.70)	$0.20
Diluted	$(0.22)	$(0.02)	$(0.70)	$0.20
Shares used in computing earnings (loss) per share:
Basic	33,822	34,561	33,589	34,950
Diluted	33,822	34,561	33,589	35,769
Comprehensive income (loss):
Net income (loss)	$(7,415)	$(522)	$(23,477)	$7,135
Other comprehensive income (loss):
Foreign currency translation adjustments	1,165	(29)	(122)	(12)
Total comprehensive income (loss)	$(6,250)	$(551)	$(23,599)	$7,123

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,477)	$7,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	14,054	6,602
Intangible asset amortization expense	9,683	8,534
Stock-based compensation expense	9,378	8,088
Amortization of discount and debt issuance costs	11,031	7,999
Impairment of operating lease right-of-use (ROU) assets	1,210	—
Noncash operating lease cost	3,440	—
Loss on extinguishment of debt	2,408	2,033
Revenue assigned to factors	(5,016)	—
Deferred tax assets, net	(5,701)	(716)
Impairment loss and equity in net loss of affiliate	530	1,414
Tax benefits on vested and exercised equity awards	—	591
Other	812	691
Changes in operating assets and liabilities:
Accounts receivable	(1,145)	(1,005)
Inventories	(5,747)	4,454
Prepaid expenses and other assets	(1,853)	(5,222)
Accounts payable	(7,652)	(3,826)
Accrued liabilities	(1,805)	6,716
Deferred revenue	3,797	4,605
Operating lease liabilities	(644)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,303	48,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	35,129	36,461
Purchases of marketable securities	(19,543)	(43,103)
Capital expenditures	(17,637)	(8,884)
Acquisitions, net of cash acquired	(60,634)	—
Advances to affiliate	(530)	(1,519)
Other	901	(103)
NET CASH USED IN INVESTING ACTIVITIES	(62,314)	(17,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2025 Convertible Notes	—	230,000
Payment of debt issuance costs of 2025 Convertible Notes	—	(7,305)
Purchase of capped call on 2025 Convertible Notes	—	(21,160)
Repurchase of 2020 Convertible Notes	(94,683)	(53,683)
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	—	3,122
Repurchases of common stock	—	(39,000)
Taxes paid related to net share settlement of vested equity awards	(1,827)	(3,520)
Proceeds from exercise of stock options and contributions to employee stock purchase plan (ESPP)	1,048	124
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(95,462)	108,578
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(393)	(513)
Net change in cash and cash equivalents	(154,866)	139,010
Cash and cash equivalents at beginning of period	256,500	132,603
Cash and cash equivalents at end of period	$101,634	$271,613

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$193,296	$209,736	$205,653	$198,916

Common stock and additional paid-in capital:
Beginning balances	213,533	223,329	208,541	218,574
Equity component of 2025 Convertible Notes, net of tax	—	—	—	51,902
Purchase of capped call on 2025 Convertible Notes, net of tax	—	—	—	(15,870)
Debt issuance costs of 2025 Convertible Notes allocated to equity, net of tax	—	—	—	(1,649)
Equity component of the repurchased 2020 Convertible Notes	—	—	—	(6,088)
Unwind of note hedges and warrants of 2020 Convertible Notes	—	—	—	3,122
Stock-based compensation expense	3,652	2,941	9,378	8,088
Shares issued on net share settlement of equity awards	(98)	(174)	(1,827)	(3,520)
Exercise of stock options and contributions to ESPP	53	23	1,048	124
Repurchases of common stock	—	(10,436)	—	(39,000)
Ending balances	217,140	215,683	217,140	215,683

Accumulated deficit:
Beginning balances	(18,289)	(12,963)	(2,227)	(19,459)
Cumulative adjustment upon adoption of ASU 2016-01, net of tax	—	—	—	434
Cumulative adjustment upon adoption of ASC 606, net of tax	—	—	—	(1,595)
Net income (loss)	(7,415)	(522)	(23,477)	7,135
Ending balances	(25,704)	(13,485)	(25,704)	(13,485)

Accumulated other comprehensive income/(loss):
Beginning balances	(1,948)	(630)	(661)	(199)
Cumulative adjustment upon adoption of ASU 2016-01, net of tax	—	—	—	(434)
Other comprehensive income (loss), net of tax	1,165	(15)	(122)	(12)
Ending balances	(783)	(645)	(783)	(645)

Total stockholders' equity, ending balances	$190,653	$201,553	$190,653	$201,553

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a global telematics pioneer leading transformation in a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere from mobile assets and their contents. We are a global organization headquartered in Irvine, California. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2019 and our results of operations for the three and nine months ended November 30, 2019 and 2018. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and revenue is recognized as the related services are performed. For certain professional service contracts, we recognize revenue based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

Software-as-a-Service (“SaaS”). Our SaaS-based subscriptions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the hardware, accessories, installation and application subscriptions. Generally, we defer the recognition of revenue for the customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated product costs are recorded as deferred costs on the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription. The deferred product revenue and deferred product cost amounts are amortized to application subscriptions and related products and services revenue along with the cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights. The product revenues for certain customer arrangements are included within the caption Application subscriptions and related products and service revenue in our statement of comprehensive income (loss) as the products and services are customarily part of one customer contractual arrangement.

In certain customer arrangements, we also sell devices together with monitoring services, for which revenues for the sales of the devices are recognized upon transfer of control to the customer and monitoring services are recognized over the service period. The allocation of the transaction price is based on estimated stand-alone selling prices for the devices and the monitoring services. The revenues under these arrangements are also included within the caption Application subscriptions and related products and service revenues in our statement of comprehensive income (loss).

Sales taxes. We have elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within the caption Other current liabilities until remitted to the relevant government authority.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three and nine months ended November 30, 2019, we recognized $4.7 million and $18.9 million in revenue from the beginning deferred revenue balance of $51.4 million on March 1, 2019, respectively. Certain incremental costs of obtaining a contract with a customer consist of deferred costs of hardware and sales commissions. The deferred costs of hardware are capitalized and amortized over the estimated useful life of the device on a straight-line basis. Our contract assets are primarily attributed to prepaid sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 17 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenue by type of goods and services:
Telematics devices and accessories	$66,281	$68,417	$200,340	$228,698
Professional services	3,741	4,672	7,724	7,354
Recurring application subscriptions	26,575	15,406	70,839	43,368
Total	$96,597	$88,495	$278,903	$279,420

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$66,281	$68,417	$200,340	$228,698
Revenue recognized over time	30,316	20,078	78,563	50,722
Total	$96,597	$88,495	$278,903	$279,420

Telematics devices and accessories presented in the table above are sold on a stand-alone basis and revenue is recognized at a point in time. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

As of November 30, 2019, we have estimated the remaining performance obligations for contractually committed revenues of $64.0 million, of which we expect to recognize approximately 17% of those revenues through the remainder of fiscal 2020, 44% in fiscal 2021 and 22% in fiscal 2022. We have utilized the practical expedient exception and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and other estimates we made. We may refine the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting the asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. Our payment terms generally range between 30 to 60 days and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. The allowance for doubtful accounts totaled $3.5 million and $1.8 million as of November 30, 2019 and February 28, 2019, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were immaterial for both the three and nine months ended November 30, 2019 and 2018.

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

We applied the transition requirements on the adoption date of March 1, 2019, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, we elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Subsequent to the filing of our Form 10-Q for the period ended August 31, 2019, we identified certain immaterial adjustments related to amounts recorded for the adoption of ASC 842. The revised amounts for ROU assets and lease liabilities as of March 1, 2019 are $25.6 million and $29.1 million, respectively. The effect on our condensed statements of comprehensive income (loss) for the fiscal 2020 periods was immaterial. See Note 9, Leases, for additional details.

NOTE 2 – ACQUISITIONS

In addition to the Tracker UK acquisition in February 2019, we completed two additional acquisitions, LoJack Mexico and Synovia, during the first quarter of fiscal 2020.

Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations. Our estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, deferred income taxes and goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period. The following are the preliminary purchase price allocations as of November 30, 2019 for the three acquisitions (in thousands):

	Tracker UK		LoJack Mexico		Synovia
Purchase price		$13,097		$14,306		$29,500
Add debt paid at closing		-		-		20,296
Less cash acquired		(66)		(1,586)		(905)
Net cash paid		13,031		12,720		48,891
Less amount released from escrow		(973)		-		-
Net consideration		12,058		12,720		48,891
Add previously held interest		-		2,021		-
Fair value of net assets and liabilities assumed:
Current assets other than cash	$3,549		$4,933		$10,354
Property and equipment	1,017		3,228		24,840
Customer relationships	2,354		7,000		16,700
Trade name	2,354		-		1,600
Developed technology	1,830		-		3,800
Deferred tax assets	-		-		2,061
Other non-current assets	104		1,301		-
Current liabilities	(3,111)		(2,361)		(4,468)
Due to factors	-		-		(19,676)
Deferred revenue	(3,162)		(4,507)		(4,319)
Deferred tax liability	(824)		(1,039)		-
Other non-current liabilities	(201)		-		-
Total fair value of net assets acquired		3,910		8,555		30,892
Goodwill		$8,148		$6,186		$17,999

Tracker UK

Effective February 25, 2019, we acquired Tracker UK, a LoJack licensee, for a total purchase price of £10.0 million, or $13.1 million, which was funded from our cash on hand. As a result of the acquisition, Tracker UK became a wholly-owned subsidiary and is consolidated with our financial statements beginning February 25, 2019 as a component of our Software & Subscription Services reportable segment.

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

LoJack Mexico

On March 19, 2019, we acquired LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico will leverage our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. We purchased the remaining 87.5% of the LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. Our previously held 12.5% equity interest in LoJack Mexico was determined to have a fair value of $2.0 million at acquisition date which resulted in a gain of $0.3 million, which was recorded as investment income in our condensed consolidated statements of comprehensive income (loss) for the nine months ended November 30, 2019. LoJack Mexico is consolidated with our financial statements effective March 19, 2019 as a component of our Software & Subscription Services reportable segment.

Synovia

On April 12, 2019, we acquired Synovia, a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets, for a total cash purchase price of $49.8 million. Combined with the recent acquisitions of Tracker UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio. This acquisition also accelerates our transformation to high-value subscription-based services. Synovia is consolidated with our financial statements effective April 12, 2019 as a component of our Software & Subscription Services reportable segment.

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

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired, as we believe we will expand our fleet management and vehicle safety services portfolio and will increase our customer reach by gaining access to a base of high-value and low-churn subscribers.

The goodwill arising from the acquisition of Synovia is deductible for income tax purposes.

We incurred approximately $1.1 million for the acquisition of Synovia and LoJack Mexico the nine months ended November 30, 2019 and $0.9 million in fiscal 2019. The acquisition-related costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the three and nine months ended November 30, 2018 for acquired companies is not disclosed as the results are not material to our condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2019
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$28,396	$—	$28,396	$28,396	$—	$—
Level 1:
Money market funds	16,202	—	16,202	16,202	—	—
Mutual funds (1)	4,367	444	4,811	—	—	4,811
International equities	296	1	297	—	—	297
Level 2:
Repurchase agreements	54,000	—	54,000	54,000	—	—
Corporate bonds	4,962	—	4,962	3,036	1,926	—
Total	$108,223	$445	$108,668	$101,634	$1,926	$5,108

	As of February 28, 2019
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and	Short-Term
	Adjusted	Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$26,084	$—	$26,084	$26,084	$—	$—
Level 1:
Money market funds	154,428	—	154,428	154,428	—	—
Mutual funds (1)	6,023	390	6,413	—	—	6,413
International equities	296	(73)	223	—	—	223
Level 2:
Repurchase agreements	72,000	—	72,000	72,000	—	—
Corporate bonds	21,502	(2)	21,500	3,988	17,512	—
Total	$280,333	$315	$280,648	$256,500	$17,512	$6,636

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of November 30, 2019, the cash surrender value of COLI was $2.2 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2019	2019
Raw materials	$22,734	$14,141
Work in process	18	72
Finished goods	21,283	17,820
	$44,035	$32,033

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross			Accumulated Amortization			Effect of Foreign Currency Translation		Net
	Useful Life	Feb. 28, 2019	Addi- tions	Nov. 30, 2019	Feb. 28, 2019	Expense	Nov. 30, 2019	Nov. 30, 2019	Feb. 28, 2019	Nov. 30, 2019	Feb. 28, 2019
Developed technology	2-7 years	$23,603	3,800	$27,403	$18,253	$2,385	$20,638	(28)	—	$6,737	$5,350
Tradenames	10 years	40,091	1,600	41,691	12,644	2,947	15,591	(42)	—	26,058	27,447
Customer lists	4-7 years	25,304	—	25,304	21,307	1,258	22,565	—	—	2,739	3,997
Dealer and customer relationships	7-12 years	16,850	23,700	40,550	6,908	3,065	9,973	(11)	—	30,566	9,942
Patents	5 years	589	—	589	160	28	188	—	—	401	429
		$106,437	$29,100	$135,537	$59,272	$9,683	$68,955	$(81)	$-	$66,501	$47,165

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. As of November 30, 2019, we determined that there was no impairment of intangible assets.

Estimated future amortization expense as of November 30, 2019 is as follows (in thousands):

2020 (remainder)	$4,144
2021	11,497
2022	9,863
2023	9,643
2024	6,583
Thereafter	24,771
$66,501

Changes in goodwill are as follows (in thousands):

	Telematics Systems	Software & Subscription Services	Total
Balance as of February 28, 2019	$51,203	$29,602	$80,805
Acquisition of Synovia and LoJack Mexico (Note 2)	—	24,185	24,185
Effect of exchange rate change on goodwill	—	(33)	(33)
Other (1)	—	627	627
Balance as of November 31, 2019	$51,203	$54,381	$105,584

(1)	Amount represents adjustment to the preliminary Goodwill from the Tracker UK acquisition.

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2019	2019
Deferred cost	$8,396	$10,094
Deferred compensation plan assets	6,983	6,413
Lease receivables, non-current	2,648	-
Prepaid commissions	1,979	-
Other	5,460	6,003
	$25,466	$22,510

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

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of November 30, 2019 and February 28, 2019 (in thousands):

	Maturity	Effective	November 30,	February 28,
	Date	Interest Rate	2019	2019
2020 Convertible Notes, 1.625% fixed rate	May 15, 2020	6.20%	$27,599	$122,527
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors	2020 - 2024	4.70%	15,167	—
Total term debt			272,766	352,527
Unamortized discount and issuance costs			(63,433)	(76,622)
Less: Current portion of long-term term debt			(32,955)	—
Long-term debt, net of current portion			$176,378	$275,905

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of November 30, 2019 and February 28, 2019, the fair value of the convertible notes, based on Level 2 inputs, was $217 million and $303 million, respectively.

2020 Convertible Notes

In May 2015, we issued $172.5 million principal amount of 1.625% convertible senior unsecured notes due in 2020 (“2020 Convertible Notes”). These notes require semi-annual interest payments at a rate of 1.625% until maturity, conversion or purchase, which will be no later than in May 15, 2020.

The notes will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election based on initial conversion price of $32.5256. In July 2018, we repurchased $50 million in aggregate principal amount of these notes for $53.8 million, resulting in a loss on extinguishment of $2.0 million and $6.1 million charged to additional paid-in capital. We also received $3.1 million from the unwinding of certain hedging instruments related to these notes.

In October and November 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. The repurchase is accounted for as an extinguishment of debt, not a modification of debt. The fair value of the liability was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $92.3 million, resulting in a loss on extinguishment of debt of $2.4 million. Our intent is to settle the $27.6 million remaining principal amount of the 2020 Convertible Notes in cash upon maturity.

2025 Convertible Notes

In July 2018, we issued debt of $230.0 million aggregate principal amount of convertible senior unsecured notes due in 2025 (“2025 Convertible Notes”). These notes will require semi-annual interest payments at a rate of 2.00% until maturity, conversion, redemption or repurchase, which will be no later than August 1, 2025. We may redeem the notes at our option at any time on or after August 6, 2022 at a cash redemption price equal to the principal amount plus accrued interest, but only if the last reported sale price per share of our stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of both, at our election, based on an initial conversion price of $30.7450. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the 2025 Indenture. Approximately $51.9 million, net of tax, was allocated to additional paid-in capital upon issuance of these notes.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our condensed consolidated balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million will be amortized under the interest method. During the three and nine months ended November 30, 2019, we recognized $0.2 million and $0.5 million of interest expense related to this debt, respectively. The revenues recognized from this arrangement of $5.0 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the nine months ended November 30, 2019.

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, dated as of March 30, 2018 (the “Credit Agreement”) that provides for borrowings up to $50.0 million. This revolving credit facility expires on March 30, 2020. At our election, the borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement) determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding under this revolving credit facility at November 30, 2019.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of November 30, 2019, we were in compliance with our covenants under the revolving credit facility.

NOTE 8 – RESTRUCTURING CHARGES

Beginning in the first quarter of fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $11.1 million, comprised of $6.2 million in severance and employee related costs, and $5.0 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space was due primarily to the vacancy in Canton, Massachusetts of $4.5 million. Substantially all charges related to severance and employee costs were under the Telematics Systems reportable segment. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our condensed consolidated balance sheet.

For the three months ended November 30, 2019, total restructuring charges were $0.8 million, all of which were related to severance and employee costs. For the nine months ended November 30, 2019, total restructuring charges were $3.1 million, which was comprised of $1.9 million in severance and employee related costs, and $1.2 million for vacant office space. Substantially all charges were recorded under the Telematics Systems reportable segment. The impairment of $1.2 million for the vacant office space was recorded as a reduction of Operating lease right-of-use assets in our condensed consolidated balance sheet as of November 30, 2019. The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our condensed consolidated balance sheets as of November 30, 2019 and February 28, 2019.

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

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2019	$2,779	$2,977	$5,756
Cease-use liability reclassified as reduction of Operating lease right-of-use assets	-	(2,977)	(2,977)
Charges	1,924	-	1,924
Payments	(1,975)	-	(1,975)
Restructuring liabilities as of November 30, 2019	$2,728	$-	$2,728

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	November 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,108

Liabilities
Operating lease liabilities (current)	Other current liabilities	$4,877
Operating lease liabilities (noncurrent)	Operating lease liabilities	27,090
Total lease liabilities		$31,967

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive income (loss) as follows (in thousands):

	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2019
Operating lease cost	$663	$4,636
Short-term lease cost	112	676
Variable lease cost	116	189
Total lease cost	$891	$5,501

Supplemental Information

The table below presents supplemental information related to operating leases during the nine months ended November 30, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$4,581
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,342
Weighted average remaining lease term	7.8 years
Weighted average discount rate	5.45%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of November 30, 2019 (in thousands):

Remainder of 2020	$2,099
2021	6,246
2022	5,650
2023	5,510
2024	5,266
Thereafter	15,356
Total minimum lease payments	40,127
Less imputed interest	(8,160)
Present value of future minimum lease payments	31,967
Less current obligations under leases	(4,877)
Long-term lease obligations	$27,090

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of February 28, 2019, were as follows (in thousands):

2020	$7,565
2021	6,386
2022	6,242
2023	6,199
2024	6,126
Thereafter	7,659
Total minimum lease payments	$40,177

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

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant management judgment is required in assessing the realizability of our deferred tax assets.  We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.  If, based on our assessment, we determine that it is more likely than not (intended to mean a likelihood that it is more than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established.

Since we were profitable for the last two fiscal years and began to incur losses this current fiscal year, the assessment as to the need for a valuation allowance is difficult since there is both positive and negative evidence present. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in each tax jurisdiction during the periods in which the temporary differences become deductible.  We have considered the scheduled reversal of deferred liabilities, projected future taxable income and tax planning strategies, and have determined, based on our assessment of both objective and subjective evidence that it is more likely than not that we will realize our net deferred tax assets at this time. However, we will continue to reassess these facts and circumstances in future quarters and we can provide no assurance as to whether a valuation allowance will be required in the future.

We file income tax returns in the U.S. federal and states jurisdictions as well as Puerto Rico, Mexico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil and New Zealand. Certain income tax returns for the years 2014 through present remain open to examination by U.S. federal and state tax authorities. Our tax returns in the foreign jurisdictions remain open for examination for varying years from 2013 to the present. We believe that we have adequate reserves for any uncertain tax positions. It is reasonably possible the amount of unrecognized tax benefits that could be realized within the next 12 months is $0.6 million.

Our net deferred tax assets increased during the nine months ending November 30, 2019 as a result of recording a deferred tax asset for additional net operating loss carryforwards for the period, reversal of valuation allowance against foreign tax credits and recording a preliminary net deferred tax asset relating to our acquisitions through the quarter ended November 30, 2019 (see Note 2).

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Net income (loss)	$(7,415)	$(522)	$(23,477)	$7,135
Basic weighted average number of common shares outstanding	33,822	34,561	33,589	34,950
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	819
Diluted weighted average number of common shares outstanding	33,822	34,561	33,589	35,769
Earnings (loss) per share:
Basic	$(0.22)	$(0.02)	$(0.70)	$0.20
Diluted	$(0.22)	$(0.02)	$(0.70)	$0.20

All outstanding options and restricted stock units for the three and nine months ended November 30, 2019 and for the three months ended November 30, 2018 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the convertible senior notes. It is our intent to settle the principal amount of these notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings (loss) per share. From the time of the issuance of the notes, the average market price of our common stock has been less than the initial conversion price of the notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the notes.

NOTE 12 – STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. There are two enrollment periods each year that commence on February 1st and August 1st and lasts for six months. Stock-based compensation expense related to the ESPP for the three and nine months ended November 30, 2019 was $0.2 million and $0.4 million, respectively.

Equity Awards

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Cost of revenues	$221	$251	$558	$640
Research and development	723	538	1,769	1,323
Selling and marketing	1,058	808	2,709	2,059
General and administrative	1,650	1,344	4,342	4,066
	$3,652	$2,941	$9,378	$8,088

Changes in our outstanding stock options during the nine months ended November 30, 2019 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2019	1,054	$13.44	5.8
Granted	171	11.11
Exercised	(106)	2.35
Forfeited or expired	—	—
Outstanding at November 30, 2019	1,119	$14.14	6.2	$1,380
Exercisable at November 30, 2019	681	$12.46	4.7	$1,380

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2019 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2019	1,507	$19.77
Granted	1,561	11.30
Vested	(467)	18.91	159
Forfeited	(229)	17.30
Outstanding at November 30, 2019	2,372	$14.58

As of November 30, 2019, there was $31.0 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.4 years.

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

The following table shows the changes in Accumulated Other Comprehensive Income (Loss) for the nine months ended November 30, 2019 (in thousands):

Cumulative Foreign Currency Translation
Balances at February 28, 2019	$(661)
Other comprehensive loss, net of tax	(122)
Balances at November 30, 2019	$(783)

NOTE 14 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One of our customers accounted for more than 10% of our total revenue and accounts receivable as follows (rounded):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Revenues:
Customer A	14%	18%	13%	15%

	November 30,	February 28,
	2019	2019
Accounts receivable:
Customer A	16%	14%

Significant Suppliers

We purchase a significant amount of our product inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product passes to us upon shipment from the manufacturers’ plant or warehouse. As identified below, some of these manufacturers accounted for more than 10% of our purchases and accounts payable as follows (rounded):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Inventory purchases:
Supplier A	23%	32%	28%	30%
Supplier B	8%	20%	11%	21%
Supplier C	13%	0%	7%	0%

	November 30,	February 28,
	2019	2019
Accounts payable:
Supplier A	19%	30%
Supplier B	9%	18%

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

	Nine Months Ended
	November 30,
	2019	2018
Balance at beginning of period	$1,399	$5,734
Charged to costs and expenses	657	856
Deductions	(703)	(5,117)
Balance at end of period	$1,353	$1,473

NOTE 16 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2019	2019
Operating lease liabilities (see Note 9)	$4,877	$—
Litigation reserve	1,500	1,500
Warranty reserves	1,353	1,398
Accrued restructuring costs (see Note 8)	—	752
Other	7,507	6,972
	$15,237	$10,622

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2019	2019
Deferred revenue	$29,046	$27,106
Deferred compensation plan liability	6,943	6,409
Accrued restructuring costs (see Note 8)	-	2,175
Deferred tax liability	974	963
Deferred rent	-	365
Other	1,496	1,458
	$38,459	$38,476

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$356	$498	$1,352	$1,810
Amortization of discount and issue costs	1,038	1,412	3,989	5,034
	1,394	1,910	5,341	6,844
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,150	1,150	3,476	1,661
Amortization of discount and issue costs	2,203	2,044	6,531	2,945
	3,353	3,194	10,007	4,606
Other interest expense	240	30	650	116
Total interest expense	$4,987	$5,134	$15,998	$11,566

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2019	2018
Interest expense paid	$4,368	$2,550
Income tax paid	$749	$768

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

Our Telematics Systems segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own, as well as third-party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Systems segment revenues consist primarily of stand-alone product sales.

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services, accessories, and amortization of deferred revenue for customized devices functional only with application subscriptions that are not sold separately.

Segment information for the three and nine months ended November 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended November 30, 2019				Three Months Ended November 30, 2018
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$63,192	$33,405		$96,597	$68,552	$19,943		$88,495
Gross profit	$20,956	$15,928		$36,884	$26,284	$10,097		$36,381
Gross margin	33%	48%		38%	38%	51%		41%
Adjusted EBITDA	$4,518	$7,254	$(867)	$10,905	$9,276	$3,612	$(1,465)	$11,423

	Nine Months Ended November 30, 2019				Nine Months Ended November 30, 2018
	Operating Segments				Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$188,782	$90,121		$278,903	$222,004	$57,416		$279,420
Gross profit	$70,277	$39,688		$109,965	$86,189	$28,104		$114,293
Gross margin	37%	44%		39%	39%	49%		41%
Adjusted EBITDA	$19,025	$13,575	$(3,479)	$29,121	$31,772	$9,907	$(4,390)	$37,289

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net income (loss)	$(7,415)	$(522)	$(23,477)	$7,135
Investment income	(1,108)	(1,398)	(4,445)	(3,258)
Interest expense	4,987	5,134	15,998	11,566
Income tax provision	(2,637)	(778)	(6,236)	496
Depreciation	5,018	2,261	14,054	6,602
Amortization of intangible assets	3,325	2,893	9,683	8,534
Stock-based compensation	3,652	2,941	9,378	8,088
Loss on extinguishment of debt	2,408	—	2,408	2,033
Impairment loss and equity in net loss of affiliate	—	445	530	1,414
Restructuring charges	848	1,247	3,120	5,196
Non-recurring legal expenses	957	2,116	5,541	5,253
Acquisition and integration related expenses	382	—	1,572	—
Gain on LoJack battery performance legal Settlement	—	(2,500)	-	(15,833)
Other	488	(416)	995	63
Adjusted EBITDA	$10,905	$11,423	$29,121	$37,289

We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
United States	$69,961	$67,088	$201,678	$208,152
Europe, Middle East and Africa	14,818	10,328	41,625	37,460
Latin America	1,044	832	4,307	4,961
Canada	2,236	3,249	7,553	6,951
Asia and Pacific Rim	3,044	3,465	7,394	10,704
All other	5,494	3,533	16,346	11,192
	$96,597	$88,495	$278,903	$279,420

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and nine months ended November 30, 2019 and 2018.

NOTE 18 – LEGAL PROCEEDINGS

Omega patent infringement claim

As previously disclosed in our Form 10-Q for the fiscal quarter ended May 31, 2019 that was filed with the U.S. Securities and Exchange Commission on June 28, 2019, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement law suit filed by Omega Patents, LLC (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 were reversed as of February 28, 2019. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2019. The new trial began on September 23, 2019 in the U.S. District Court for the Middle District of Florida, and on September 30, 2019, the jury determined that the Company infringed two of the four patents; however, the jury found that there was no willful infringement. On the first patent (U.S. Pat. No. 7,671,727), the jury found only one unit infringed, and assessed $1 in damages. On the second patent (U.S. Pat. No. 8,032,278), the jury found direct infringement and awarded damages at a rate of $5 per unit, for total damages of approximately $4.6 million. On November 26, 2019 the U.S. District Court for the Middle District of Florida entered judgment, awarding Omega damages of $4.6 million, together with pre-judgment interest in the amount of $0.8 million through September 30, 2019. We plan to file motions with the court seeking judgment as a matter of law in our favor and, alternatively, a new trial. If, following resolution of those motions, the judgment against the Company remains intact, we intend to again pursue an appeal at the Federal Circuit.

In connection with this claim, we have accrued our best estimate of the probable liability based on reasonable royalty rates for similar technologies. It is reasonably possible that the judgement and amounts described above could be upheld.

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

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, in the ordinary course of business, we may receive claims concerning personnel matters, contract performance, or claims that our products or services infringe the intellectual property of third parties. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. While the outcome of any such claims or litigation cannot be predicted with certainty, we do not believe that the outcome of any such matters existing at the present time would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, as filed with the U.S. Securities and Exchange Commission on May 1, 2019, and include the following areas:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Patent litigation and other contingencies; and
•	Deferred income tax assets and uncertain tax positions.

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

TELEMATICS SYSTEMS

Our Telematics Systems segment offers a series of advanced telematics and SVR products for the broader connected vehicle marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, mobile gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications.

SOFTWARE & SUBSCRIPTION SERVICES

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”) to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Effective as of the respective transaction dates, our recently acquired businesses, Tracker UK, LoJack Mexico and Synovia, became components of this segment (see Note 2).

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

OPERATING RESULTS

Three months ended November 30, 2019 compared to three months ended November 30, 2018:

Revenue by Segment

	Three Months Ended November 30,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$63,192	65.4%	$68,552	77.5%	$(5,360)	(7.8%)
Software & Subscription Services	33,405	34.6%	19,943	22.5%	13,462	67.5%
Total	$96,597	100.0%	$88,495	100.0%	$8,102	9.2%

Telematics Systems revenue decreased by $5.4 million or 7.8% for the three months ended November 30, 2019 compared to the same period last year. The decrease was attributable to reduced sale volume in three product categories including MRM telematics, OEM/network products and legacy LoJack SVR products. The decrease in MRM telematics products sales was primarily due to a reduction in sales volume to a few larger customers. The decrease in OEM/network products was attributable to a reduction in sales to our largest OEM/network products customer which is in the middle of a product line transition and also commencing the rollout of the initial phase of a 3G-to-4G LTE retrofit program. We expect this decline to be temporary and to be offset by demands from our customers as the 3G network sunset becomes more imminent. Legacy LoJack US SVR revenue continues to decline due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to continue but be offset to a degree over time by revenues from our recent acquisitions and future growth in our telematics solutions, such as SureDrive and LotSmart within our Software & Subscription Services segment.

Software & Subscription Services revenue increased by $13.5 million or 67.5% for the three months ended November 30, 2019 compared to the same period last year. The increase was primarily due to the three recent acquisitions of Tracker UK, LoJack Mexico and Synovia, coupled with growth in LoJack Italy.

Gross Profit by Segment

	Three Months Ended November 30,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$20,956	33.2%	$26,284	38.3%	$(5,328)	(20.3%)
Software & Subscription Services	15,928	47.7%	10,097	50.6%	5,831	57.7%
Gross profit	$36,884	38.2%	$36,381	41.1%	$503	1.4%

Consolidated gross profit increased by $0.5 million or 1.4% for the three months ended November 30, 2019 compared to the same period last year. The increase in absolute dollar terms was due to continued growth in Software & Subscription Services partially offset by lower revenue and gross profits in the Telematics Systems business as described above.

Consolidated gross margin decreased by 290 basis for the three months ended November 30, 2019 compared to the same period last year. Gross margin for Telematics Systems decreased to 33.2% for the three months ended November 30, 2019 from 38.3% for the three months ended November 30, 2018. Gross margin was impacted principally by product mix coupled with incremental charges for excess and obsolete inventory and unfavorable manufacturing variances as we proceed with the closure of our manufacturing facility in Oxnard, California within the next 90 days. Gross margin for Software & Subscription Services was 47.7% for the three months ended November 30, 2019 compared to 50.6% for the same period last year. The decrease was primarily driven by the recently acquired businesses as the gross profit was impacted by purchase price adjustments to deferred revenue.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Three Months Ended November 30,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,742	8.0%	$7,177	8.1%	$565	7.9%
Selling and marketing	14,683	15.2%	12,746	14.4%	1,937	15.2%
General and administrative	14,283	14.8%	11,719	13.2%	2,564	21.9%
Restructuring	848	0.9%	1,247	1.4%	(399)	(32.0%)
Intangible asset amortization	3,325	3.4%	2,893	3.3%	432	14.9%
Total	$40,881	42.3%	$35,782	40.4%	$5,099	14.3%

Consolidated research and development expense increased by $0.6 million or 7.9% for the three months ended November 30, 2019 compared to the same period last year. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $1.9 million or 15.2% for the three months ended November 30, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expenses increased by $2.6 million or 21.9% for the three months ended November 30, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses and partially offset by decreases in professional fees related to certain non-recurring legal matters. We began partial operations on our new Enterprise Resource Planning (“ERP”) system in June 2019, which also resulted in increased general and administrative expenses. Certain implementation costs on our new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets.

As described in Note 8 to the accompanying condensed consolidated financial statements, during the three months ended May 31, 2018, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. We incurred additional charges for this initiative during the three months ended November 30, 2019. Total restructuring costs decreased $0.4 million or 32% for the three months ended November 30, 2019 compared to the same period last year. The decrease was attributable to lower restructuring costs related to personnel charges. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles increased by $0.4 million or 14.9% for the three months ended November 30, 2019 compared to the same period last year due to the addition of intangible assets resulting from recent business acquisitions.

Non-operating Income (Expense), Net

Investment income decreased by $0.3 million to $1.1 million for the three months ended November 30, 2019 from $1.4 million for the three months ended November 30, 2018. The decrease was primarily due to a decrease in investment income on Rabbi Trust assets that serve to informally fund our non-qualified deferred compensation plan during the period.

Interest expense decreased by $0.1 million to $5.0 million for the three months ended November 30, 2019 from $5.1 million for the three months ended November 30, 2018 primarily due to lower stated interest expense, amortization of debt discount and issue costs that resulted from the repurchase of the 2020 Convertible Notes. The decrease was partially offset by the amortization of discount of Due to Factors.

During the three months ended November 30, 2018, we recognized a $2.5 million gain from the legal settlement with a former supplier of LoJack. The final payment on the legal settlement was received in February 2019.

During the three months ended November 30, 2019, we recognized a loss of $2.4 million on extinguishment of debt on the repurchase of $94.9 million of our 2020 Convertible Notes in October and November 2019.

Other non-operating income for the three months ended November 30, 2019 was $0.2 million, as compared to a loss of $0.2 million for the comparable period of the prior year due to a favorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended November 30, 2019 was $7.4 million as compared to a net loss of $0.5 million in the three months ended November 30, 2018. The $6.9 million increase in the net loss is due to the operating loss resulting from an increase in operating expenses during the quarter due to recent acquisitions as described above and a $2.4 million loss on extinguishment of debt.

Adjusted EBITDA:

	Three Months Ended November 30,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$4,518	$9,276	$(4,758)	(51.3%)
Software & Subscription Services	7,254	3,612	3,642	100.8%
Corporate Expenses	(867)	(1,465)	598	(40.8%)
Total Adjusted EBITDA	$10,905	$11,423	$(518)	(4.5%)

Adjusted EBITDA for Telematics Systems in the three months ended November 30, 2019 decreased by $4.8 million compared to the same period last year primarily due to a decline in revenue resulting from decreased sales volume and acquisition of Synovia Solutions as described above. Adjusted EBITDA for Software & Subscription Services increased by $3.6 million compared to the same period last year primarily due to higher gross profit and partially offset by higher operating expenses as a result of the recently acquired businesses described above. Adjusted EBITDA for Corporate Expenses decreased due to lower legal expenses.

See Note 17 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Nine months ended November 30, 2019 compared to nine months ended November 30, 2018:

Revenue by Segment

	Nine Months Ended November 30,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$188,782	67.7%	$222,004	79.5%	$(33,222)	(15.0%)
Software & Subscription Services	90,121	32.3%	57,416	20.5%	32,705	57.0%
Total	$278,903	100.0%	$279,420	100.0%	$(517)	(0.2%)

Telematics Systems revenue decreased by $33.2 million or 15.0% for the nine months ended November 30, 2019 compared to the same period last year. The decrease was attributable to reduced sale volume in three product categories including MRM telematics, OEM/network products and legacy LoJack SVR products. The decrease in MRM telematics products sales was primarily due to a reduction in sales volume to a few larger customers including Synovia Solutions, which we acquired in in April 2019, and is now contributing to our Software & Subscription Services segment. The decrease in OEM/network products was attributable to a reduction in sales to our largest OEM/network products customer which is in the middle of a product line transition and also commencing the rollout of the initial phase of a 3G-to-4G LTE retrofit program. We expect this decline to be temporary and to be offset by demands from our customers as the 3G network sunset becomes more imminent. Legacy LoJack SVR revenue continued its secular decline due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to continue but be offset to a degree over time by revenues from our recent acquisitions and future growth in our telematics solutions, such as SureDrive and LotSmart within our Software & Subscription Services segment.

Software & Subscription Services revenue increased by $32.7 million or 57.0% for the nine months ended November 30, 2019 compared to the same period last year. The increase was due primarily to the three recent acquisitions of Tracker UK, LoJack Mexico and Synovia, coupled with growth in LoJack Italy.

Gross Profit by Segment

	Nine Months Ended November 30,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$70,277	37.2%	$86,189	38.8%	$(15,912)	(18.5%)
Software & Subscription Services	39,688	44.0%	28,104	48.9%	11,584	41.2%
Gross profit	$109,965	39.4%	$114,293	40.9%	$(4,328)	(3.8%)

Consolidated gross profit decreased by $4.3 million or 3.8% for the nine months ended November 30, 2019 compared to the same period last year. The decrease in absolute dollar terms was due to lower revenue in the Telematics Systems business partially offset by continued growth in Software & Subscription Services as described above.

Consolidated gross margin decreased by 150 basis points for the nine months ended November 30, 2019 from 40.9% for the same period last year, which was primarily attributable to a decrease in gross margin from the Telematics Systems business. Our gross margin performance was impacted principally by product mix coupled with incremental charges for excess and obsolete inventory and unfavorable manufacturing variances as we proceed with the closure of our manufacturing facility in Oxnard, California within the next 90 days. Gross margin for Software & Subscription Services decreased to 44.0% for the nine months ended November 30, 2019 from 48.9% for the same period last year. The decrease was primarily driven by the recently acquired businesses, as gross profit is impacted by purchase price adjustments to deferred revenue.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Nine Months Ended November 30,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$22,552	8.1%	$21,377	7.7%	$1,175	5.5%
Selling and marketing	45,198	16.2%	37,766	13.5%	7,432	19.7%
General and administrative	44,660	16.0%	37,146	13.3%	7,514	20.2%
Restructuring	3,120	1.1%	5,196	1.9%	(2,076)	(40.0%)
Intangible asset amortization	9,683	3.5%	8,534	3.1%	1,149	13.5%
Total	$125,213	44.9%	$110,019	39.5%	$15,194	13.8%

Consolidated research and development expense increased by $1.2 million or 5.5% for the nine months ended November 30, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $7.4 million or 19.7% for the nine months ended November 30, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expense increased by $7.5 million or 20.2% for the nine months ended November 30, 2019 compared to the same period last year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to acquired businesses and increases in legal and professional fees related to the acquisitions and certain non-recurring legal matters. We began partial operations on the new ERP system in June 2019, which resulted in increased general and administrative expense. Certain implementation costs on our new ERP system were capitalized as Property and Equipment in our condensed consolidated balance sheets.

As described in Note 8 to the accompanying condensed consolidated financial statements, during the nine months ended November 30, 2019, we incurred an additional $3.1 million in restructuring costs related to the cost savings plan that commenced in May 2018. Total restructuring costs decreased $2.1 million or 40% for the nine months ended November 30, 2019 compared to the same period last year. The decrease was attributable to lower restructuring costs related to vacant office and manufacturing plant facilities. For the nine months ended November 30, 2018, we partially vacated these facilities and recorded a cost of $2.7 million. During the nine months ended November 30, 2019, we fully vacated certain offices, which resulted in a cost of $1.2 million. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles increased by $1.1 million or 13.5% for the nine months ended November 30, 2019 compared to the same period last year due to the addition of intangible assets resulting from recent business acquisitions.

Non-operating Income (Expense), Net

Investment income increased by $1.1 million to $4.4 million for the nine months ended November 30, 2019 from $3.3 million for the nine months ended November 30, 2018. The increase was due to dividend income we received from LoJack Mexico and a gain as further discussed in Note 2 from the fair value adjustment of our previously held interest in LoJack Mexico.

Interest expense increased to $16.0 million for the nine months ended November 30, 2019 from $11.6 million for the nine months ended November 30, 2018 primarily due to additional interest and amortization of debt discount and issue costs related to the 2025 Convertible Notes issued in July 2018 and amortization of discount of Due to Factors.

During the nine months ended November 30, 2018, we recognized a $15.8 million gain from the legal settlement with a former supplier of LoJack. The final payment on the legal settlement was received in February 2019.

During the nine months ended November 30, 2019, we recognized a loss of $2.4 million on extinguishment of debt on the repurchase of $94.9 million of our 2020 Convertible Notes in October and November 2019.

During the nine months ended November 30, 2018, we recognized a loss of $2.0 million on extinguishment of debt on the repurchase of $53.8 million of our 2020 Convertible Notes in July 2018.

Other non-operating income for the nine months ended November 30, 2019 was $26 thousand and increased from an expense of $0.7 million for the comparable period of the prior year due to an favorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the nine months ended November 30, 2019 was $23.5 million as compared to a net income of $7.1 million in the nine months ended November 30, 2018. The $30.6 million decrease in income is due to the operating loss resulting from an increase in operating expenses during the year due to recent acquisitions as described above coupled with a $15.8 million decrease in non-operating gain from a legal settlement that was fully recognized in fiscal 2019.

Adjusted EBITDA:

	Nine Months Ended November 30,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$19,025	$31,772	$(12,747)	(40.1%)
Software & Subscription Services	13,575	9,907	3,668	37.0%
Corporate Expenses	(3,479)	(4,390)	911	(20.8%)
Total Adjusted EBITDA	$29,121	$37,289	$(8,168)	(21.9%)

Adjusted EBITDA for Telematics Systems in the nine months ended November 30, 2019 decreased by $12.7 million or 40.1% compared to the same period last year primarily due to a decline in revenue resulting from decreased sales volume and acquisition of a customer as described above. Adjusted EBITDA for Software & Subscription Services increased by $3.7 million or 37.0% compared to the same period last year primarily due to recently acquired businesses.

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

An income tax benefit of $6.2 million was recorded for the nine months ended November 30, 2019, compared to an income tax provision of $0.5 million in the same period last year. The change was primarily driven by a pre-tax loss in the current year and a reversal of a valuation allowance against foreign tax credits, partially offset by a one-time discrete tax charge related to net equity based compensation “shortfalls” and a restructuring of foreign operations during the nine months ended November 30, 2019. Our effective tax rate was 21.4% and 5.5% for the nine months ended November 30, 2019 and 2018, respectively.

As of November 30, 2019, we had approximately $25.8 million in U.S. net deferred income tax assets. The net deferred income tax assets include approximately $7.8 million and $2.4 million of federal and state net operating loss carryforwards and approximately $11.3 million and $7.4 million federal and state tax credits, respectively. These deferred income tax assets can be used to reduce our taxable income and income taxes payable in future periods. Many of these net operating loss carryforwards and tax credits will expire if they are not used within certain periods. Based on our historical three-year cumulative income and certain tax planning strategies we continue to believe that our net deferred income tax assets will more likely than not be utilized before their expiration. We continue to closely monitor all available evidence in considering the amount of valuation allowance that is required on our U.S. net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2019, our primary recurring cash needs have been for working capital purposes and capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of November 30, 2019, we have $103.6 million of cash, cash equivalents and marketable securities and $50 million available under our revolving credit facility. During the third quarter of fiscal 2020, we repurchased $95 million of our 2020 Convertible Notes. We expect to settle the $27.6 million remaining 2020 Convertible Notes due May 2020 with cash. Additionally, we expect to continue to finance our operations with cash on hand and cash generated from operations.

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank, N.A. that provides for borrowings of up to $50.0 million. This revolving credit facility expires on March 30, 2020 and we are currently in discussion with J.P. Morgan to extend the term for at least 12 months. At our election, the Borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and a one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement), in each case determined based on our senior leverage ratio from time to time. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. There were no borrowings outstanding on this revolving credit facility at November 30, 2019.

As described in Note 2 to the accompanying consolidated financial statements, in February 2019, we acquired Tracker UK for $13.1 million. In March 2019, we completed the acquisition of 87.5% LoJack Mexico shares for $14.3 million. In April 2019, we acquired Synovia for $49.8 million. We funded these acquisitions from cash on hand. As part of the Synovia acquisition, we assumed the rights and obligations from the Synovia revenue assignments as described in Note 7. The revenues recognized from this arrangement of $5.0 million were considered a non-cash financing activity for the nine months ended November 30, 2019.

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

We purchase a majority of our products from significant suppliers located in Asia, that generally provide us 60-day payment terms for products purchased. We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

Our significant customers are located in the United States and certain foreign countries. We believe that our relationships with our key customers are very good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from them within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms upto 90 days.

For the nine months ended November 30, 2019, net cash provided by operating activities was $3.3 million and net loss was $23.5 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, and deferred income taxes totaled $44.4 million. These non-cash expenses are partially offset by non-cash revenues of $5.0 million related to the Synovia revenue assignment arrangements and $2.4 million losses incurred from repurchase of the 2020 Convertible Notes. Changes in operating assets and liabilities, net of the effects of our acquisitions, resulted in a $15.0 million cash outflow, primarily driven by changes in working capital including an increase in accounts receivable and inventory, and decrease in accounts payable.

For the nine months ended November 30, 2018, net cash provided by operating activities was $48.1 million. Net income was $7.1 million, which was primarily attributable to $15.8 million cash received from the settlement with a former supplier of LoJack that was realized as non-operating income during the period. We received the remaining $2.5 million in installments in the fourth quarter ending February 28, 2019. Our non-cash items, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, loss on extinguishment of debt, deferred income taxes and equity in net loss of our affiliate and non-cash assigned revenues totaled $34.0 million. Changes in operating assets and liabilities created a $5.6 million source of cash, primarily driven by changes in working capital including an increase in deferred revenue and decrease in inventory but partially offset by an increase in prepaid expense and decrease in accounts payable. The increases in our working capital accounts were attributable to an increase in sales volume in the most recent quarter.

Cash flow from investing activities

For the nine months ended November 30, 2019 and 2018, our net cash used in investing activities was $62.3 million and $17.1 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as capital expenditures. During the nine months ended November 30, 2019, we also acquired Synovia and LoJack Mexico for $48.9 million and $12.7 million, net of cash acquired, respectively.

We expect that we will make additional capital expenditures in the future, including the further build-out of our corporate offices and IT infrastructure, and the devices that we lease to customers on the Synovia subscription agreements. All of these will be done to support the future growth of our business.

Cash flow from financing activities

For the nine months ended November 30, 2019 and 2018, our net cash (used in) or provided by financing activities was $(95.5) million and $108.6 million, respectively. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to ESPP. During the nine months ended November 30, 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million.

During the nine months ended November 30, 2018, we had a net cash inflow of $201.5 million from the issuance of the 2025 Convertible Notes, partially offset by net cash outflow of $50.6 million for the repurchase of the 2020 Convertible Notes and $28.6 million repurchase of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the third quarter of fiscal 2020, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2019 as filed with the Securities and Exchange Commission on May 1, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.8 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at November 30, 2019. The aggregate foreign currency transaction exchange rate loss included in determining loss before income taxes and impairment loss and equity in net loss of affiliate were de minimus n both the nine months ended November 30, 2019 and 2018.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system. The ERP system is being implemented in phases throughout fiscal 2020 and continuing into fiscal 2021. The first phase was completed during the second quarter of fiscal 2020. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We import certain products and components from suppliers in China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of certain Chinese products with an additional combined import value of approximately $250 billion. On August 28, 2019, the USTR issued a notice increasing the rate of additional duty from 10% to 15% on the $300 billion worth of certain articles, and the first tranche of those duties went into effect at the 15% rate on September 1, 2019. The second tranche of those duties had been scheduled to go into effect on December 15, 2019. On December 13, 2019, the United States and China each confirmed that the two countries had reached a “Phase One” deal in the ongoing trade war, resulting in suspension of that second tranche. Although some of the products and components we import are affected by the tariffs, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. However, it is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could have a negative impact on our revenue or operating results.

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

ITEM 6. EXHIBITS

Exhibit 10.1	Amendment No. 2 to Employment Agreement between the Company and Kurtis Binder dated October 23, 2019

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

December 19, 2019	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)