Form 10-K
period 2020-02-29
CalAmp Corp.
filed 2020-05-06
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2020

COMMISSION FILE NUMBER: 0-12182

CALAMP CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	95-3647070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15635 Alton Parkway, Suite 250 Irvine, California
92618
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 600-5600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	TRADING SYMBOL(S)	NAME OF EACH EXCHANGE
$0.01 par value Common Stock	CAMP	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 31, 2019, the aggregate market value of shares held by non-affiliates of the registrant was approximately $264.9 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company. As of April 30, 2020, there were 34,325,681 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

Company Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”), incorporated in 1987, is a global technology solutions pioneer leading the transformation to a mobile connected economy. We help transform businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments using wireless connectivity and data analytics.

We have created a cloud-based connected IoT ecosystem that is enhanced through our Software-as-a-Service (SaaS) subscription services and applications. Our platform provides greater visibility, scalability and connectivity across automotive, insurance, transportation and logistics, government and construction markets creating a massive global IoT ecosystem. By employing our cloud platform and SaaS subscription services, global businesses can dramatically improve their operations, streamline communications and gain critical insights from their business data that can transform the speed, cost and reliability of their services and operations.

Our unified and integrated cloud-based IoT ecosystem combines SaaS-based applications, telematics services, a scalable global cloud platform and intelligent edge computing products. Together these elements deliver a comprehensive view of vehicles, machines, drivers, assets and cargo in real time that would otherwise require multiple disparate applications. Our applications and services all tie back to our cloud platform, generating actionable data and insights that help management optimize business operations through better decision making at the edge. While each one of our offerings can be combined for a complete end-to-end telematics solution, they can also be customized and integrated with custom applications or back-office systems, without losing the actionable mobility data that only CalAmp can provide.

Our cloud platform offers valuable telematics services that provide enhanced insights to help companies more efficiently manage their assets including fleet video intelligence, remote asset monitoring, real-time crash response and driver behavior scoring. Our programmable telematics devices enable computing at the edge and capture business-critical data from mobile assets, their passengers and content anywhere in the world at any time. We call this The New How: powering autonomous IoT interaction, facilitating efficient decision making, optimizing resource utilization and improving road safety.

Economic conditions, competitive markets, global regulatory environments, the COVID-19 pandemic and the transition to 4G and 5G connectivity are challenging traditional businesses to drive operational efficiencies, track processes, reduce costs, fund business growth and innovation, and enhance profitability and cash flow. Therefore, effective management of business spend is imperative if businesses are to achieve significant profitable growth. Businesses must evaluate their underutilized resources and leverage the new connected ecosystem. CalAmp helps enterprises and mid-to-large businesses compete in the on-demand economy, and thus fulfill consumer expectations for fast, reliable and on -time products and services at their fingertips.

Our company culture is driven by our five core values:

•	Integrity – take personal responsibility - we value our customers and look for ways to enhance our solutions to benefit them and the community.
•

Inspiration – foster high performance - we design all of our products and services with the highest quality, knowing that whether it’s a shipment of critical refrigerated pharmaceuticals, children on their way to school, or packages en route to a retail store, they should all be handled with care.

•

Innovation – bring value to our customers - optimizing businesses all over the world is at the heart of what we do and we’re always seeking ways to learn about their needs in order to improve their overall operations.

•

Execution – understand, anticipate and be responsive to our customers - our on-the-ground representatives know our success is dependent on the people using our products every day. Their success results from overcoming obstacles, so we seek to provide top of the line customer support services to address those issues.

•

Excellence – exceed customer requirements by delivering best-in-class solutions - our customer-focused approach includes enabling better business outcomes by offering our customers the finest products, services and support to help them optimize their business operations.

The successful execution of this approach, in combination with our core values, will help customers to succeed and thus drive our growth.

We have approximately 1.3 million software and service subscribers and more than 20 million products installed globally in multiple market verticals including automotive, insurance, transportation and logistics, government and construction. There are over two million Here Comes The Bus® mobile app users operated by fleet managers and school districts. We believe the installed base represents a significant recurring revenue opportunity as we strive to deliver additional over-the-top services and data monetization opportunities to subscribers in collaboration with our customers and partners.

Growth Strategy – Capitalize on $30B Total Available Market

Over the past three years, we have focused on growing our new subscription-based business model. We intend to grow this core business and expand into new markets and geographic regions in the years ahead. Our business operates at the nexus of several large market opportunities including the connected vehicle ecosystem, enterprise asset tracking, and fleet management product and services markets. We believe these market opportunities constitute a total available market (“TAM”) of approximately $30 billion. In order to capitalize on this TAM, our growth strategy and the metrics by which we measure ourselves includes the following five key elements:

•

Drive SaaS Applications Across Market Verticals. We are relentlessly pursuing our goal to grow our software and subscription services business. To accomplish this goal, our team is focused on continual product innovation across our proprietary software stack.  We believe that by leveraging our existing brand presence and customer base in four market verticals including transportation, construction, government and the automotive aftermarket, we can drive growth in our SaaS applications. And as we steadily grow our base of SaaS subscribers, we’ll continue to migrate to a pure-play solution provider of subscription services by combining our broad portfolio of SaaS applications, cloud-based platform and programmable telematics devices.

•

Create Innovative Solutions in the Emerging Connected Vehicle Market. With the acquisition of LoJack® licensees in the U.S., U.K., Italy and Mexico, we now have a highly recognizable, consumer-facing brand as well as strong and unique relationships with law enforcement agencies (in the U.S. and other geographical regions), auto dealerships, insurance companies, rental car agencies, regional and global transportation and logistics providers, and heavy equipment original equipment manufacturers (OEMs). We plan to develop telematics applications for the connected vehicle market similar to LoJack® SureDrive™ targeting the consumer telematics segment and LoJack® LotSmart™ for automotive dealer inventory management. We plan to increase our investment in research and development to expand and enhance the features and capabilities of our products and solutions and drive further innovation through synergies created among our Synovia acquisition and LoJack subsidiaries.

•

Expand Presence in Industrial IoT. We believe that our current distribution footprint covers a significant portion of the global industrial IoT market due to our strong relationships with large enterprises such as Caterpillar. We believe there is an opportunity for us to leverage our core competencies of working with these global enterprises and expand our presence with other industrial OEMs.

•

Continue Expansion into International Markets. We are leveraging our existing customer relationships, international subscribers and recent Tracker UK and LoJack Mexico acquisitions to further expand into global markets including Latin America, Europe, Middle East, Africa and Asia Pacific. Our global expansion strategy is focused on countries with anticipated demand for our full stack of SaaS application and services, cloud platform and telematics devices.

•

Create Opportunities to Monetize our Installed Base. We believe that our strong and growing installed-base of over 20 million telematics devices and approximately 1.3 million unique software and services subscribers provide us with an opportunity to create additional revenue streams by delivering high-value data sources, applications and other over-the-top subscription services to enterprises in large markets such as automotive, insurance, transportation & logistics, government and construction.

Subsidiaries and Recent Acquisitions

Synovia Solutions - In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for the K-12 market as well as state and local government organizations. At the forefront is Here Comes The Bus, an award-winning mobile app powered by GPS services that delivers real-time school bus and student tracking intelligence. Since the acquisition, downloads of the application have exceeded two million serving over 300 school districts in 35 states across the U.S. Synovia Solutions also provides government fleet management solutions designed to improve utilization, lower insurance premiums and enable preventative maintenance while expanding our fleet management and vehicle safety services portfolio. This acquisition also accelerates our transformation to high-value subscription-based services. Moreover, in the wake of the COVID-19 outbreak, schools districts throughout the U.S. are now using Here Comes The Bus to assist in meal delivery to students while schools remain closed.

LoJack Mexico - In March 2019, we acquired Car Track, S.A. de C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico is a provider of innovative automotive and stolen vehicle recovery (“SVR”) services throughout Mexico and Latin America.  LoJack Mexico is leveraging CalAmp’s full stack of telematics and SaaS solutions to expand product offerings to its substantial subscriber base of consumers, auto dealers and OEMs, insurance providers and leasing companies. This acquisition provides us with a profitable business and world-class brand. With strong channels, consumer awareness and law enforcement relationships in major cities across Mexico and Latin America, LoJack Mexico boasts approximately 139,000 software and services subscribers and has announced recent partnerships with Hertz, MAN Truck, Volkswagen Financial and Dogo Informatique.

Tracker - In February 2019, CalAmp acquired Tracker Network (UK) Limited (“Tracker”), a LoJack licensee and market leader in SVR and telematics services across the United Kingdom since 1993. Tracker is strategically aligned with LoJack Italia to drive CalAmp’s European expansion by leveraging a complete, vertically integrated portfolio of SaaS applications and services, cloud platform and telematics devices to develop advanced connected car solutions for auto dealers, OEMs, insurance providers and other enterprise customers. The acquisition brings strong brand awareness across the U.K. and extensive law enforcement relationships by integrating two of Europe’s most advanced SVR and telematics solutions providers. Tracker recently announced a new SmartDealer solution for lot and fleet management, a SmartDrive connected car application as well as partnerships with Auto Capital and NG Bailey.

Extended Business Network

Because our connected IoT ecosystem is constantly collecting, monitoring and reporting business-critical information from mobile and remote assets, our customers can run their business operations more efficiently. We also make it easy for our customers to purchase our end-to-end connected fleet and supply chain solutions via a SaaS subscription-based model that enables us to create greater customer engagement and long-term enterprise relationships while driving incremental recurring revenue.

Today we sell into numerous market verticals including automotive, insurance, transportation and logistics, government, K-12 and construction in the United States, Latin America, Western Europe, Asia Pacific, Middle East and Africa. We sell our connected car applications to consumers through all of LoJack distribution channels. We serve parents, students and school administrators through our Here Comes The Bus mobile app that can be found in the App Store and Google Play Store. Our brands and technological leadership have driven the adoption of our connectivity solutions with small to midsize customers as well as large global enterprises. We also serve numerous government organizations and municipalities and over 300 school districts across North America. With our international network of LoJack subsidiaries and a strong ecosystem of industry partnerships, we bring intelligence to the edge in the mobile connected economy to help drive business efficiencies.

Our software subscription business model allows us to continuously listen to our customer’s needs and learn about their pain points and how they affect their day-to-day business. Our partnerships and acquisitions have enabled us to get in front of new customers furthering our abilities to digitize their businesses, and capitalizing on our reputation and history as a true telematics pioneer.

Enterprise Customers - We sell our products and services directly to large global enterprises and industrial OEM customers. These customers require very different selling approaches and support requirements, and we have organized our teams to address these different requirements. Additionally, certain customers often have unique technical requirements and manufacturing processes, and may request specific product configurations, feature sets and designs. Sales to large enterprise customers often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these customers. Some of the global enterprises we serve include Amazon, Caterpillar, Hertz, Omnitracs, Pioneer, Toyota, TransUnion, Trimble and Volkswagen Financial.

Telematics Service Providers (“TSPs”) and Channel Partners - We market and sell our products and services to small- and mid-sized companies through our well-established sales team and Channel Partner Program that sells our full product portfolio into Telematics Service Providers, Value-Added Resellers (“VARs”), systems integrators and mobile network operators. These partners integrate our telematics solutions with their value-added applications to deliver purpose-built solutions that are sold through to restaurant, farming, water & waste management and construction industries among others.

Strategic Partners - CalAmp has developed third party strategic partnerships to serve a wide range of customers from enterprises to small businesses.  CalAmp has established strategic partnerships with supply chain management service providers including CargoSense, Overhaul, Cryoport and RoviTracker. We also partnered with TransUnion to work with insurance companies and to provide stolen vehicle recovery services and help insurance carriers better manage risk, minimize replacement losses and improve customer service. We partner with mobile network operators including AT&T, Verizon, Sprint and Telefonica among others to provide connectivity solutions for our customers. This year we established a partnership with Sprint to deliver intelligent telematics devices and software applications, along with unique CalAmp iOn™ DaaS subscription services to expand Sprint's broad range of connected car, fleet and asset management services that drive operational efficiencies and secure high-value assets for enterprise and business customers.

Our global direct sales organization consists of teams of field salespeople, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily across our U.S. locations. We have organized our field sales personnel, together with internal sales and field support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product and service areas, geographies and customer groups. These sales teams are closely aligned with their respective product management, engineering and operations organizations.

We expect that our reputation for providing innovative and high-quality solutions will continue to play a significant role in our growth and success, and that high customer satisfaction will continue to fuel referrals of our brand to new customers. Through our trademarked name – CalAmp – we have built a highly recognizable brand in the global enterprise, fleet management and supply chain market verticals. Also, in connection with the acquisitions of LoJack and Synovia Solutions, we acquired a highly recognizable consumer-facing brand in the K-12 market with Here Comes The Bus.

Customer Benefits

Our connected telematics products, software solutions and other subscription services address a wide variety of applications across key vertical markets ranging from small to large enterprises. They are in constant communication with remote and/or mobile assets as they perform business-critical tasks and services that are otherwise difficult to manage in real time on a remote basis. In such situations, our solutions provide a clear and demonstrable return on investment. Our products and solutions benefit our customers in the following ways:

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

•

Enabling multi-modal supply chain visibility tracking and management services from the cab to the containers and cargo. Applications include local and long-haul trailer tracking, management and logistics, container tracking and status, refrigerated container monitoring and control, high-value asset & pet-tracking solutions for in-air travel, environmental condition monitoring of cargo down to the product level, and, delivery assurance combined with local and intermodal pallet and cargo logistics and tracking.

•

Recovering stolen vehicles and assets, and providing peace of mind through connected car services. Applications include stolen vehicle recovery directly integrated with law enforcement, vehicle safety and security technologies, alerts to emergency response personnel triggered by collisions, vehicle arrival alerts, speed alerts, driver behavior monitoring, and auto dealership inventory management, that enable safe driving, improve the customer experience and drive incremental revenue opportunities for automobile dealers.

•

Facilitating comprehensive monitoring, tracking and telematics for heavy equipment and commercial trucking. Applications include heavy equipment maintenance, usage optimization and tracking, rental equipment tracking, high-value tools and asset tracking, yellow iron and attachment management, indoor/outdoor forklift and loader location, impact detection and telematics.

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

•

Creating a safe and reliable school bus riding experience for students and parents. School bus tracking and student tracking mobile app that gives students and parents peace of mind through regular real-time tracking of pick-up and drop-off information for K-12 students all over the U.S.

Differentiators

We pride ourselves in servicing each layer of a business’s telematics value chain, from software service applications through devices. This integrated approach puts us ahead of competitors because we can provide customers with a complete solution or a flexible, configurable solution that can easily enhance other third party applications or back-office enterprise systems.

With a trusted and growing global presence, CalAmp provides a secure, scalable, and flexible solution with application for multiple industries and continues to expand its offerings in different geographies and market segments. Our powerful technology and financial strength empower us to bring innovative solutions to market. The CalAmp mobile connected ecosystem, for example, offers a seamless, end-to-end telematics solution that addresses the most complex operational challenges.

Within the ecosystem, exists CalAmp Telematics Cloud™ (“CTC”) which captures, analyzes and transforms data from equipment and mobile assets into actionable insights. Powered by an enterprise-grade cloud platform and advanced security, CTC facilitates integration between CalAmp applications and third-party management systems to enable flexible IoT solutions and innovative telematics services. Many multinational shipping enterprises rely on CalAmp, such as Amazon which uses CTC to build a mission-critical business application that enables them to quickly develop tailored solutions designed around their own applications to meet specific use cases.

Our enterprise customers tell us that only CalAmp offers a seamless one-stop shop for mobile asset management with these critical capabilities:

•

Integration: CTC’s Application Development Environment (“ADE”), along with CalAmp’s broad portfolio of devices, easily links vertical, back-end applications to remote assets providing only the information needed for each key stakeholder within the organization.

•

Scalability: The ADE provides an embedded framework to help create tailored solutions enabling faster deployment with minimized infrastructure.  Our Device-as-a-Service (“DaaS”) model minimizes costs for managing devices and telematics services as well as technical support, so customers can scale their solutions in a more cost-effective manner.

•

Simplicity: Customers can directly link intelligent devices--installed on vehicles and mobile assets with software applications and telematics services-to their existing enterprise systems for more holistic and actionable insights.

•	Speed: With CalAmp’s industry-standard APIs, customer development teams can capture the information they need from mobile assets to speed time-to-market of custom telematics solutions.
•

Reliability: Large global logistics companies can’t afford downtime or loss of data. This is especially imperative for surviving peak seasons in freight transportation. Data reliability and zero operational downtime on that kind of global scale only comes with experience. Our customers have come to know whom we serve and the importance and scale of those telematics deployments. Reliability comes in large part from CTC being built on one of the most reliable and scalable enterprise-grade cloud infrastructures in the business: Amazon Web Services. That kind of reliability played a part in Amazon choosing CalAmp for one of its telematics needs.

Our Platform

CalAmp’s unified IoT ecosystem includes our SaaS-based applications, CalAmp Telematics Services, CalAmp Telematics Cloud Platform and intelligent edge computing products. Companies of all sizes leverage our integrated suite of IoT services and devices into their operational infrastructure to reliably and securely transmit business-critical data points from high-valued mobile assets to address the most complex operational challenges. This tight integration of IoT technology provides greater visibility to help meet customer expectations in the on-demand economy.

SaaS Applications. We provide our customers with intelligent analytics and reporting tools that are accessible via a single view, user-friendly interface through SaaS-based applications designed to address specific vertical market needs. CalAmp iOnTM is purpose-built for service fleets, government fleets and construction, turning multiple data feeds from previously unconnected networks of vehicles, drivers and associated assets into clear and actionable insights that optimize operations, increase productivity and deliver compelling ROI for virtually any business challenge. CalAmp SC iOn Supply Chain delivers real-time visibility about the environmental status of pharmaceuticals, electronics, food or other perishables from manufacturing to the point of purchase, helping to manage quality and compliance across land, air or sea shipments. LenderOutlookTM enables vehicle finance, automotive dealers and credit unions to secure their assets, reduce risk and build customer loyalty while driving revenue. Here Comes The Bus® is an award winning mobile application that provides real-time school bus location through push notifications and email alerts to help families monitor bus arrival and keep students safe. LoJack SureDrive is a connected car app that provides crash alerts, movement detection, arrival notifications and speed alerts to help drivers and their families save time and stay safe. LoJack LotSmart is an inventory management system that empowers dealers with vehicle location, battery level and other diagnostic information to streamline operations and improve the customer experience.

CalAmp Telematics Services. CalAmp delivers enhanced contextual insights that help manage mobile workers, vehicles, mobile assets, tools and cargo. Our subscription-based telematics services enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. CalAmp iOn Vision provides fleet operators and service providers with actionable video insights to assess driver behavior, mitigate liabilities and improve fleet safety. CalAmp iOn Tag Service helps service fleets to minimize project delays and prevent loss by enabling greater visibility and control over their assets and tools. CrashBoxx provides crash detection and delivers instant crash alerts to speed life-saving assistance to drivers, expedite the claims process and reconstruct the collision to help fleet operators mitigate liability and fraud. Driver Behavior Scoring enables fleet managers to improve driver safety and identify the need for training based on speeding, harsh braking, hard cornering and other risky driving behaviors. LoJack Stolen Vehicle Recovery is the only SVR solution directly integrated with law enforcement that has a 90%+ recovery rate and over $1 billion worth of recoveries in the U.S. alone. LoJack Stolen Asset Recovery allows construction and heavy equipment rental companies to protect and recover high-value construction equipment and commercial vehicles. Security is of greatest importance to CalAmp especially in a rapidly evolving cyber threat landscape. CTC is SOC 2 certified, meaning it’s designed to securely retain data in the cloud. With this certification, organizations have the confidence their sensitive data is secure, ensuring confidentiality and availability for optimized telematics deployments.

CalAmp Telematics Cloud (“CTC”). The CalAmp Telematics Cloud is the core engine that enables seamless management of a diverse set of assets, from service vehicles to high-value equipment. CTC is an enablement platform that connects our customers to a wide range of applications and software services, which enhances the value of our telematics products and offers flexibility and scale for small to medium-sized businesses as well as global enterprise corporations. Our cloud-based platform connects our SaaS-based applications, telematics services and edge computing devices, and facilitates integration with third party applications, through open Application Programming Interfaces (“API”s). Our partners leverage multiple APIs we’ve created to rapidly deliver full-featured IoT solutions to their customers and markets. Our proven CTC is architected to integrate with numerous global Mobile Network Operator (“MNO”) account management systems and leverage these carrier backend systems to provide customers access to services that are essential for creating and managing flexible end-to-end solutions.

CalAmp Edge Computing Products. We offer a series of telematics devices and sensors that serve as the backbone of our mobile connected ecosystem by collecting data insights from vehicles, drivers, assets and cargo.  These wireless networking devices--including asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers--underpin our wide range of proprietary and third-party software applications and services for business-critical deployments demanding secure and reliable communications and controls anywhere in the world. Our customers select our products and solutions based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value.

Industry Recognition

In 2019, CalAmp received an Honorable Mention for Hello Tractor in the Fast Company World Changing Ideas award and won the IoT Platform Leadership Award for our Air Freight Visibility Solution, developed jointly with CargoSense. Here Comes The Bus and Synovia Solutions won the Mobile World Congress Barcelona Global Mobile Award, IoT Excellence Award and IHS Markit Award.

Recent Developments

In December 2019, a strain of coronavirus entitled COVID-19 emerged in China and spread to other countries including to the United States. In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

In the United States and other geographies in which we and our customers, partners and service providers operate, the health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in certain end markets which could slow the sales process, result in customers not purchasing or renewing contracts or failing to make payments. These events could have a material adverse effect on the business and results of operations and financial condition.

At this time, it is difficult to predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on uncertain future developments, including the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the effect of the outbreak may not be fully reflected in our operating results until future periods.

We have adopted several measures in response to the COVID-19 outbreak, including instructing employees to work from home, implementing certain cost and cash flow control measures to address potential declines in billings and cash collections from customers, shifting the manner in which we engage with customer and restricting non-critical business travel by our employees. As a result of the work and travel restrictions, substantially all of our sales and installation services activities are being conducted remotely.

Manufacturing and Operations

While the vast majority of our products are designed in the U.S., we currently outsource a substantial portion of our manufacturing to certain contract manufacturers, which are located primarily in Hong Kong, mainland China, Malaysia and other Pacific Rim countries. Our electronic devices, components and made-to-order assemblies used in our products can be obtained from these manufacturers, although certain components are obtained from sole source suppliers. Although we do not have any long-term purchase contracts, we have executed product supply agreements with these manufacturers, which provide for certain product quality requirements. We are not vertically integrated, which provides us with flexibility and an ability to adapt to changes in the market, product supply and pricing while keeping our fixed costs low. Our relationships with our manufacturers are critical to new product introduction and the success of our business. We have strong relationships with our manufacturers, helping us to meet our supply and support requirements. As we announced in fiscal year 2019, we commenced a plan to streamline our global operations including further outsourcing of our manufacturing functions to increase supplier diversification and reduce operating expenses. We now have full manufacturing capabilities in Taiwan, Malaysia and Mexico. Furthermore, our production and distribution facility in Oxnard California has been closed. We are now utilizing our outsourced partner in Fort Worth, Texas for certain US distribution.

We focus on driving alignment of our product roadmaps with all our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations team based in the U.S. coordinates with our manufacturers’ engineers and quality control personnel to develop the requisite manufacturing processes, quality checks and testing as well as general oversight of the manufacturing activities. We believe this model has allowed us to effectively deliver high quality and innovative products while enabling us to minimize costs, manage inventory risk and maintain flexibility.

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

Our research and development expenses in fiscal years ended February 29, 2020, February 28, 2019 and 2018 were $29.4 million, $27.7 million and $25.8 million, respectively. During this three-year period, our research and development expenses have ranged between 7% and 8% of annual consolidated revenues.

Sales and Marketing

We market and sell our products and services through our global direct sales organization, Channel Partner Program and sales representatives as well as our websites and digital presence. Our global direct sales organization consists of teams of field salespeople, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our U.S. locations. We have organized our field sales personnel, together with internal sales and field support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product and service areas, geographies and customer groups. These sales teams are closely aligned with their respective product management, engineering and operations organizations.

We sell our products and services to large global enterprises, small to midsize companies, channel accounts and distributors as well as industrial OEM customers. These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these different requirements. Additionally, certain customers often have unique technical requirements and manufacturing processes, and may request specific product configurations, feature sets and designs. Sales to large enterprise customers often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these customers.

We also actively sell our products in certain markets through our LoJack subsidiaries, independent sales representatives and distributors. We have entered into agreements with substantially all of our distributors. In some cases, we have granted representatives and distributors exclusive authorization to sell certain products in a specific geographic area. These agreements generally have terms of one year, which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.

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

We will continue our investment in sales and marketing programs that further build brand awareness, drive deeper customer engagement and foster long-term relationships with our customers. Our marketing programs are now focused on supporting multi-channel product launches in new geographic markets. With the recent acquisitions, we will drive additional sales through our Tracker and LoJack Mexico subsidiaries, which will be a primary focus throughout fiscal 2021.

Additionally, we are focused on maximizing our efficiency and reach of our marketing spend by investing in public relations, social media and digital marketing programs. These programs are developed to educate our potential customers and other industry influencers to fuel active engagement with our products and services. Our activities around public relations, thought leadership, social media and digital marketing will be aligned with our customary product launches, media campaigns and presence at tradeshows and high exposure venues such as Mobile World Congress in Barcelona, Spain, Mobile World Congress Americas in Los Angeles among other high-profile industry events. Notably, Mobile World Congress Barcelona 2020, due to be held in late February 2020, was cancelled amid the coronavirus outbreak.

Our revenues derived from customers in the U.S. represented 73%, 74% and 73% of consolidated revenues in fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively.

Competition

Our markets are highly competitive. We face competition from small to large public and private competitors some of which have greater financial, distribution, marketing and other resources as well as greater economies of scale than we do. We believe the principal competitive factors impacting the market for our products and services are global scale, innovation, reputation, customer service, product quality, functionality and reliability, time-to-market, responsiveness and price. We believe that we compete favorably in all of these areas. Our continued success in our vertical markets will depend in part upon our ability to continue to innovate, design quality products and deploy solutions at competitive prices and with superior support services to our customers.

Some of the more established competitors for telematics systems and related connected products include Danlaw, Mobile Devices, Orbcomm, Quake Global, Queclink, Sierra Wireless, Spireon, Teltonika, Inseego, and Xirgo. Additionally, the market for Software and Subscription Services is also highly competitive and includes well-established companies such as Geotab, Samsara, Octo Telematics, Omnitracs, OnStar, Trimble, Verizon Connect and Zonar Systems as well as numerous smaller players.

BACKLOG

Total backlog for our hardware products as of February 29, 2020 and February 28, 2019 was $30.9 million and $18.4 million, respectively. Substantially all of the backlog at February 29, 2020 is expected to be shipped in fiscal 2021. Our backlog for hardware products increased year-over-year as we experienced significant supply shortages which were primarily attributable to significantly impaired production capacity from our one remaining Chinese supplier resulting from the coronavirus outbreak. We also experienced other supply shortages due to supply chain transitions, coupled with extended lead times on raw materials and components sourced from China, but used elsewhere in our global supply chain.

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

We own and utilize the tradenames “CalAmp” and “LoJack” as well as the related logos and trademarks on all of our products and solutions. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. We own 223 active trademark applications and registrations throughout the world, with 35 pending and registered trademarks in the U.S.

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

As of February 29, 2020, we had 84 U.S. patents and 221 foreign patents. In addition to our awarded patents, we have 55 patent applications in process. Although a number of these trademarks, copyrights, and patents relate to software and products that are significant to our business and operations, we do not believe we are dependent on a single trademark, copyright or patent.

ENVIRONMENTAL REGULATION

We are subject to a variety of U.S. and foreign laws and regulations in connection with our operations and relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the clean-up of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. We believe that we have obtained or are in the process of obtaining all necessary environmental permits for our operations.

We have established environmental management systems and continually update our environmental policies and standard operating procedures for our operations worldwide. We believe that our operations are in material compliance with applicable environmental laws, regulations and permits. We budget for operating and capital costs on an ongoing basis to comply with environmental laws.

CORPORATE RESPONSIBILITY AND SUSTAINABILITY

We believe responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting and supporting our people, our environment, and our communities. That commitment is reflected through sustainability-focused initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly-recognized focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our products which help reduce carbon footprints and enhance road safety, and our impactful, globally-integrated ethics and compliance program.

•

We seek to protect the human rights and civil liberties of our employees through policies, procedures, and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.

•	We foster a workplace of dignity, respect, diversity, and inclusion through our recruiting and advancement practices, internal communications, and employee resource groups.

•

We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our global Code of Business Conduct and Ethics, and encourage reporting of ethical concerns through any of several global and local reporting channels.

•	We innovate to reduce the energy used by our products, the energy used to manufacture them, and the amount of new materials required to manufacture them.

EMPLOYEES

As of February 29, 2020, we had approximately 1,080 employees and 10 contracted workers. None of our employees or contract workers are represented by a labor union. The contracted production workers are engaged through independent temporary labor agencies.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Jeffery Gardner	60	Interim President and Chief Executive Officer
Kurtis Binder	49	Executive Vice President and Chief Financial Officer
Arym Diamond	41	Senior Vice President and Chief Revenue Officer
Anand Rau	57	Senior Vice President, Engineering

JEFFERY GARDNER was appointed as our Interim President and CEO on March 25, 2020, and has served as a member of CalAmp’s Board since 2015. He most recently served as the President and CEO of Brinks Home Security from 2015 until February 2020. Mr. Gardner also served as President and CEO of Windstream Corporation, a leading provider of advanced network communications and technology solutions, including cloud computing and managed services. Before joining Windstream, Mr. Gardner served as Executive Vice President and CFO of Alltel Corp. Earlier in his career, Mr. Gardner held a variety of senior management positions at 360 Communications, which merged with Alltel in 1998.

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

ARYM DIAMOND is the Senior Vice President and Chief Revenue Officer responsible for the customer experience related to sales and support. Mr. Diamond joined CalAmp in March 2020 and brings over 20 years of experience in the enterprise software and consulting industry. Before joining CalAmp, he was part of the sales leadership team within Salesforce.com’s Einstein Analytics group where analytics and machine learning were re-imagined for the front office. Prior to that, he spent over 10 years at Oracle in various sales roles, which included being part of sales organizational alignment that came from multiple acquisitions as well as a shift from on premise to cloud-based subscriptions.

ANAND RAU is the Senior Vice President of Engineering responsible for all software and hardware product development and quality. Mr. Rau joined CalAmp in 2015 and brings 25 years of strategic management experience in delivering enterprise-class, mission-critical applications and platforms across several industry verticals including telematics, supply chain, physical resource management, industrial automation and medical products. Prior to CalAmp, Mr. Rau was the CTO at MarginPoint, a mobile inventory management and supply chain solutions company. Mr. Rau also led product development and quality assurance as Vice President of Engineering at Accruent Inc., a leader in the physical resource management vertical. He was also the co-founder and Vice President of Engineering at RiverOne (acquired by i2 technologies), where he led the team that built a supply chain solution that was adopted by companies representing approximately 25% of the global electronics industry. Rau started his career with Hewlett Packard Company in the Medical Products group, and has led the innovation and launch of technologically advanced enterprise solutions serving many markets.

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

We accelerated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. This program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. These factors attributed to various supply disruptions, including component shortages, in the third and fourth quarter of fiscal 2020. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist for some time.

The Coronavirus (COVID-19) pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. The COVID-19 outbreak has already caused severe global disruptions. In response to the virus, China and Italy (where we have a subsidiary in Milan) placed tens of millions of people under lockdown. Spain and France also recently implemented lockdown measures, and other countries and local governments may enact similar policies. As of April 30, 2020, the United States has temporarily restricted travel by foreign nationals into the country from a number of places, including China and Europe. In addition, on March 18, 2020, the U.S. and Canada agreed to restrict all nonessential travel across the border. We, and other companies, are also taking precautions, such as requiring employees to work remotely and imposing travel restrictions. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply and demand for our products and solutions. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. This pandemic could negatively affect our ability to sell-through our backlog. Our ability to manage normal commercial relationships with our suppliers, contract manufacturers, and customers may suffer. Our customers could shift purchases to lower-priced or other perceived value offerings during the pandemic-caused economic downturn as a result of various factors, including workforce reductions, reduced access to credit, and changes in federal economic policy. In particular, customers may become more conservative in response to these conditions and seek to reduce their purchases and inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, our ability to attract new consumers, and the financial condition of our customers. Decreases in demand for our products and solutions without a corresponding decrease in costs would put downward pressure on our margins and would negatively impact our financial results.

Governmental organizations, such as the U.S. Centers for Disease Control and Prevention and state and local governments, have recommended and/or imposed increased community-based interventions, including event cancellations, social distancing measures, and restrictions on gatherings of more than ten people. The governors of several states have temporarily closed bars and restaurants, and others may follow suit. As of April 30, 2020, California and New York residents were under a shelter-in-place order. On March 30, 2020, President Trump announced a shelter-in-place extension through April 30, 2020. In the future, government authorities may impose similar and/or additional restrictions on people’s movement, public gatherings and businesses. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

Because we depend on a few significant customers for a substantial portion of our revenues, the loss or significant decline or slowdown in growth in business of any of these customers could have an adverse effect on our business, financial condition or results of operations.

Our revenues depend on a small number of significant customers and some of them represent more than 10% of our total revenues in fiscal year 2020, 2019 and 2018 (see Note 3 to our consolidated financial statements). They are also expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in the growth in business of these customers, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has and could continue to occur at any time and with or without a reduction in the number of our subscriber basis could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a limited number of contract manufacturers and suppliers of manufacturing services and critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.

We operate a primarily outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers and our net revenue could decline, which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a pandemic, natural disaster, trade wars, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.

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

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal 2017, we acquired LoJack. In fiscal 2019, we acquired Tracker and in the first quarter of fiscal 2020, we acquired LoJack Mexico and Synovia, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. A majority of our product orders are shipped in the final month of the quarter and a significant amount in the last two weeks of the quarter. Some of the other factors that could affect our quarterly or annual operating results include:

•	the timing and amount, or cancellation or rescheduling, of orders for our products or services;
•	our ability to develop, introduce, ship and support new products, services and enhancements, and manage product and services transitions;
•	announcements of new product and service introductions and reductions in the price of products and services offered by our competitors;
•	our ability to achieve cost reductions;
•	our ability to obtain sufficient supplies of sole or limited source components for our products;
•	our ability to achieve and maintain production volumes and quality levels for our products;
•	our ability to maintain the volume of products and services sold and the mix of distribution channels through which they are sold;
•	the loss of any one of our major customers or a significant reduction in orders from those customers;
•	increased competition, particularly from larger, better capitalized competitors;
•	fluctuations in demand for our products and services; and
•	changes in telecommunications and wireless market conditions specifically and economic conditions generally, including as a result of a pandemic or other catastrophic event.

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

Sales to customers outside the U.S. accounted for 27.2%, 26.2% and 27.4% of our total sales for fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products and services to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

Our global operations and continued international expansion expose us to risks and challenges associated with conducting business internationally.

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

We import certain products and components from suppliers in China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, resulting in ongoing trade tensions. Although some of the products and components we import are affected by the tariffs, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. However, it is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could have a negative impact on our revenue or operating results.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold 84 U.S. patents and 221 foreign patents. As part of our confidentiality procedures, we enter into non-disclosure and invention assignment agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on access to third-party patents and intellectual property, and our future results could be materially and adversely affected if we are unable to secure such access in the future.

Many of our products and services are designed to include third-party intellectual property, and in the future, we may need to seek or renew licenses relating to such intellectual property. Although we believe that, based on past experience and industry practice, such licenses generally can be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent where we do not hold a license, we may be unable to sell some of our hardware solutions and services, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

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

Our products and solutions enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The U.S. and various state governments (including the California Consumer Privacy Act of 2018) have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European Union General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. For example, we may be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data. In addition, the GDPR includes significant penalties for non-compliance.

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

Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks impacting these products or services. Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

We depend to some extent upon wireless networks owned and controlled by others, unproven business models, and emerging wireless carrier models to deliver existing services and to grow.

If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if such third parties failed to provide the required capacity or needed level of service. In addition, our expenses would increase, and profitability could be materially and adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one- to three-year terms. Some of these wireless carriers are, or could become, our competitors.

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

Some of our products are subject to certain mandatory regulatory approvals in the U.S. and other countries in which it operates. In the U.S., the Federal Communications Commission (“FCC”) regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although we have obtained the required FCC and various country approvals for all products it currently sells, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or we may not in the future be able to obtain all necessary approvals from countries other than the U.S. in which we currently sell our products or in which we may sell its products in the future.

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

We have two outstanding convertible senior unsecured notes – a $27.6 million aggregate principal amount of 1.625% convertible senior unsecured notes due in May 2020 (“2020 Convertible Notes”) and a $230.0 million aggregate principal amount of 2.00% convertible senior unsecured notes due in 2025 (“2025 Convertible Notes”, and collectively with the 2020 Convertible Notes, the “Notes”).

Holders of the 2020 Convertible Notes will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2020 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 36.2398 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of $27.594 per share of common stock, subject to customary adjustments. Holders may convert their notes at their option at any time prior to November 15, 2019 upon the occurrence of certain events in the future, as defined in the applicable indenture. During the period from November 15, 2019 to May 13, 2020, holders may convert all or any portion of their notes regardless of the foregoing conditions. As of February 29, 2020, none of the holders of the 2020 Convertible Notes elected to convert since our shares have been trading under the initial conversion price.

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

As a publicly traded company, the trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	actual or anticipated fluctuations in revenues or operating results;
•	the effects of the recent global coronavirus (COVID-19) pandemic;
•	failure to meet securities analysts’ or investors’ expectations of performance;
•	changes in key management personnel;
•	announcements of technological innovations or new products by us or our competitors;
•	developments in or disputes regarding patents and proprietary rights;
•	proposed and completed acquisitions by us or our competitors;
•	the mix of products and services sold;
•	the timing, placement and fulfillment of significant orders;
•	product and service pricing and discounts;
•	acts of war or terrorism; and
•	general economic conditions.

Our stock price has been highly volatile in the past and could be highly volatile in the future.

The market price of our stock can be highly volatile due to the risks and uncertainties described in this Annual Report, as well as other factors, including substantial volatility in quarterly revenues and earnings due to comments by securities analysts and our failure to meet market expectations.

Over the fiscal year ended February 29, 2020, the price of our common stock as reported on The Nasdaq Global Select Market ranged from a high of $14.69 to a low of $8.99. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation, or our amended and restated bylaws;

•	any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal affairs doctrine;

provided, that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Securities Exchange Act of 1934 or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States of America. Our restated and amended bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If securities or industry analysts issue an adverse or misleading opinion regarding our business or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if any of the analysts who cover us downgrade our stock or issue an adverse or misleading opinion regarding us, our business model or our stock performance, or if our operating results fail to meet the expectations of the investor community, our stock price could decline.

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

We may not be able to generate sufficient future taxable income to utilize our net operating loss and tax credit carryforwards. In addition, our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code (the “Code”).

As discussed in Note 13, as of February 29, 2020, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in U.S. and certain non-U.S. jurisdictions that we believe are not likely to be realized. We considered positive and negative evidence, including three years of cumulative losses considering forecasts of future profitability as of February 29, 2020, in assessing our ability to realize our domestic net deferred tax assets.

Also, as of February 29, 2020, we had net operating loss carryforwards of approximately $38.9 million and $36.8 million for federal and state tax purposes, respectively. The federal net operating loss (NOL) carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. The ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change.

The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty (50) percentage point change (by value) in its equity ownership by stockholders who own directly or indirectly, 5% or more of our common stock, over a three (3)-year period. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to us. We continue to monitor stockholders who own directly or indirectly, 5% or more of our common stock to determine if we have experienced an ownership change pursuant to Section 382.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Irvine, California with operations principally in the U.S., U.K., Italy and Mexico. We conduct engineering as well as research and development activities at our facilities in the United States, while our sales and administrative functions are performed in the U.S., U.K., Italy and Mexico. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. All of our properties are leased facilities located in the following areas:

	Square		Square
Location	Footage	Location	Footage
Irvine, California	23,000	Mexico City, Mexico	15,300
Richardson, Texas	31,000	Milan, Italy	9,400
Carlsbad, California	29,000	Rome, Italy	2,200
Indianapolis, Indiana	11,000	London, U.K.	5,700
Eden Prairie, Minnesota	7,000

We vacated our Canton, Massachusetts facility as part of our plan to capture certain synergies and cost savings related to streamlining our global operations in fiscal 2019. This facility is sublet through December 2025.

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

Omega patent infringement claim

As previously disclosed in our Form 10-Q for the third quarter ended November 30, 2019 that was filed with the U.S. Securities and Exchange Commission on December 19, 2019, on May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit filed by Omega Patents, LLC, (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 were reversed as of February 28, 2019. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive income for the fiscal year ended February 28, 2019. The new trial began on September 23, 2019 in the U.S. District Court for the Middle District of Florida (“Trial Court”), and on September 30, 2019, the jury determined that the Company infringed two of the four patents; however, the jury found that there was no willful infringement. On the first patent (U.S. Pat. No. 7,671,727), the jury found only one unit infringed, and assessed $1 in damages. On the second patent (U.S. Pat. No. 8,032,278), the jury found direct infringement and awarded damages at a rate of $5 per unit, for total damages of approximately $4.6 million. On November 26, 2019 the Trial Court entered judgment, awarding Omega damages of $4.6 million, together with pre-judgment interest in the amount of $0.8 million through September 30, 2019. We filed motions with the Trial Court seeking judgment as a matter of law (“JMOL”) in our favor and, alternatively, a new trial. On March 20, 2020, the Trial Court denied our motion for JMOL, a new trial, and remittitur of damages. The Trial Court also denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit. Also, on April 1, 2020, the Trial Court denied Omega’s motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs. On April 30, 2020, we filed a notice of appeal at the Federal Circuit. Also on April 30, 2020, Omega filed notices of cross-appeal at the Federal Circuit.

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

For further detail on the matters described above, refer to “Note 19 – Commitments and Contingencies” in the accompanying consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Select Market under the ticker symbol CAMP. The following graph and table compare our stock performance to three stock indices over a five-year period assuming $100 investment was made on the last day of fiscal year 2015:

Years Ended February 28,	2015	2016	2017	2018	2019	2020
CalAmp Corp.	100	95	85	122	73	50
Nasdaq Composite Index	100	93	120	152	136	183
Nasdaq Electronic Components	100	86	115	135	134	134
Nasdaq Telecommunications	100	106	118	114	120	132

At April 30, 2020, we had approximately 1,300 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 19,000. We have never paid a cash dividend and have no current plans to pay cash dividends on our Common Stock. In addition, our revolving credit facility prohibits payment of dividends without the prior written consent of the lender under certain circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2020 and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended February 29/28,
	2020	2019	2018	2017	2016
	(In thousands except per share amounts)
OPERATING DATA
Revenues	$366,107	$363,800	$365,912	$351,102	$280,719
Cost of revenues	222,804	216,036	215,022	207,750	177,760
Gross profit	143,303	147,764	150,890	143,352	102,959
Operating expenses:
Research and development	29,436	27,656	25,761	22,005	19,803
Selling and marketing	60,534	49,892	50,096	49,044	23,380
General and administrative	57,669	31,070	52,089	57,119	25,065
Intangible asset amortization	12,321	11,436	14,989	15,061	6,626
Impairment loss	19,143	-	-	-	-
Restructuring	4,400	8,015	-	-	-
Total operating expenses	183,503	128,069	142,935	143,229	74,874
Operating income (loss)	(40,200)	19,695	7,955	123	28,085
Non-operating income (expense), net	(18,120)	4,160	20,754	(8,306)	(5,744)
Income (loss) before income taxes and equity in net loss of affiliate and related impairment loss	(58,320)	23,855	28,709	(8,183)	22,341
Income tax benefit (provision)	(20,454)	1,330	(10,681)	1,563	(4,572)
Income (loss) before equity in net loss of affiliate and related impairment loss	(78,774)	25,185	18,028	(6,620)	17,769
Equity in net loss of affiliate and related impairment loss	(530)	(6,787)	(1,411)	(1,284)	(829)
Net income (loss)	$(79,304)	$18,398	$16,617	$(7,904)	$16,940
Earnings (loss) per share:
Basic	$(2.36)	$0.53	$0.47	$(0.22)	$0.46
Diluted	$(2.36)	$0.52	$0.46	$(0.22)	$0.46

	February 29/28,
	2020	2019	2018	2017	2016
	(In thousands except ratio)
BALANCE SHEET DATA
Current assets	$237,866	$403,497	$275,885	$206,705	$298,767
Current liabilities	$121,475	$83,592	$95,529	$77,841	$49,565
Working capital	$116,391	$319,905	$180,356	$128,864	$249,202
Current ratio	2.0	4.8	2.9	2.7	6.0
Total assets	$495,805	$603,626	$472,993	$408,139	$384,363
Long-term debt	$177,088	$275,905	$154,299	$146,827	$139,800
Stockholders' equity	$137,919	$205,653	$198,916	$163,242	$189,447

Factors affecting the comparability of our Selected Financial Data are as follows:

•

During the year ended February 29, 2020, the provision for income taxes reflected a tax expense of $34.6 million primarily related to a valuation allowance recorded during the year on our domestic net deferred tax assets that the Company believes are more likely than not that they will not be realized. See Note 13 to the accompanying consolidated financial statements for additional information on this matter.

•

During fiscal year ended February 29, 2020, we recorded impairment loss of $19.1 million, which consists of write-offs of intangible assets for tradenames and dealer relationships associated with LoJack products, right-of-use assets for tower infrastructure leases resulting from early terminations and property and equipment associated with the terminated towers.

•

In October and November 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. The repurchase resulted in $2.4 million of loss on extinguishment of debt See Note 10 to the accompanying consolidated financial statements for additional information on the convertible notes.

•

The new trial for Omega patent infringement claim began on September 23, 2019 in the U.S. District Court for the Middle District of Florida, and on September 30, 2019, the jury determined that the we infringed two of the four patents; however, the jury found that there was no willful infringement. On November 26, 2019 the U.S. District Court for the Middle District of Florida entered judgment, awarding Omega damages of $4.6 million, together with pre-judgment interest in the amount of $0.8 million through September 30, 2019. In connection with this claim, we have accrued our best estimate of the probable liability based on reasonable royalty rates for similar technologies for the fiscal year ended February 29, 2020. See Note 19 to the accompanying consolidated financial statements for additional information on this matter.

•

On April 12, 2019, we acquired Synovia Solutions, a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets, for a total cash purchase of $49.8 million. See Note 2 to the accompanying consolidated financial statements for additional information on this acquisition.

•

On April 8, 2019, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) vacated all compensatory and enhanced damages and attorney’s fees awarded by the trial court to the plaintiff in the Omega patent infringement lawsuit. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, we reversed substantially all of the $19.1 million of the previously accrued legal reserve during the fourth quarter of fiscal 2019. The reversal of the loss contingency was recorded in general and administrative expense for the fiscal year ended February 28, 2019. See Note 19 to the accompanying consolidated financial statements for additional information on this matter.

•

On March 19, 2019, we completed the acquisition of LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market, for a purchase price of $14.3 million. See Note 2 to the accompanying consolidated financial statements for additional information on this acquisition.

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

•

Beginning in the first quarter of fiscal 2019, we commenced a plan that aligns with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity and reduce operating expenses. For the fiscal year ended February 29, 2020, total restructuring charges were $4.4 million, comprised of $2.5 million in severance and employee related costs, $1.9 million for manufacturing facility. For the fiscal year ended February 28, 2019, total restructuring charges were $8.0 million, comprised of $4.3 million in severance and employee related costs, and $3.7 million for vacant office and manufacturing facility space. See Note 11 to the accompanying consolidated financial statements for additional information on this restructuring charge.

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

Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”) is a global technology solutions pioneer leading transformation to a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their drivers and contents. With our global network of LoJack licensees and a strong ecosystem of industry partnerships, we bring intelligence to the edge in the mobile connected economy to help drive business efficiencies.

In February 2019, we acquired Tracker Network (UK) Limited, which brings us strong brand awareness across the United Kingdom and extensive law enforcement relationships with an ability to help drive our expansion in Europe. In March 2019, we acquired Car Track, S.A. de C.V. (“LoJack Mexico”), which will leverage our full stack of telematics and SaaS solutions to expand product offerings to our substantial subscriber base in Mexico. Both Tracker UK and LoJack Mexico were customers in our Telematics Systems segment prior to the acquisition.

In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. Synovia was a customer in our Telematics Systems segment prior to our acquisition. Combined with the recent acquisitions of Tracker Network UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio while accelerating our transformation to high-value subscription-based services. These acquisitions contributed to a shift in revenues from our Telematics Systems segment to our Software & Subscriptions segment during fiscal 2020.

We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

Telematics Systems

Our Telematics Systems segment offers a series of advanced telematics and stolen vehicle recovery (“SVR”) products for the broader connected vehicle and emerging industrial IoT marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications. Products and sales channels include Original Equipment Manufacturers (“OEM”), Mobile Resource Management (“MRM”) and SVR products.

Software & Subscription Services

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”) to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Services include Fleet Management, Vehicle Finance, Auto Remote Start, Supply Chain Integrity and International Vehicle Location.

Recent Developments

In December 2019, a strain of coronavirus entitled COVID-19 emerged in China and spread to other countries including to the United States. In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

In the United States and other geographies in which we and our customers, partners and service providers operate, the health concerns as well as political or governmental developments in response to COVID-19 could result in economic, social or labor instability or prolonged contractions in certain end markets which could slow the sales process, result in customers not purchasing or renewing on contracts or failing to make payments. These events could have a material adverse effect on the business and results of operations and financial condition.

At this time, it is difficult to predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on uncertain future developments, including the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the effect of the outbreak may not be fully reflected in our operating results until future periods.

We have adopted several measures in response to the COVID-19 outbreak, including instructing employees to work from home, implementing certain cost and cash flow control measures to address potential declines in billings and cash collections from customers, shifting the manner in which we engage with customers and restricting non-critical business travel by our employees. As a result of the work and travel restrictions, substantially all of our sales and installation services activities are being conducted or managed remotely.

Results of Operations and Financial Condition

Revenues

Our revenue streams are described as follows:

Products. Our products revenues consist primarily of sales of our telematics products or wireless networking devices to large global companies as well as small and medium-sized enterprises in the United States and internationally. Revenues from our products are reported net of sales returns and allowances, and incentives. The prices charged for telematics products are determined through negotiation with our customers as well as prevailing market conditions and are fixed and determinable upon shipment. The revenues are included in our Telematics Systems segment.

Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”). Our SaaS-based and PaaS-based solutions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. For our fleet management, vehicle finance and certain other customers, we sell or lease highly customized devices that only function with our proprietary SaaS technology. We consider the service and devices as a single performance obligation. Generally, we defer the recognition of revenue for the devices that are sold with application subscriptions. The deferred product revenue amounts are amortized on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance vertical and generally four to five years in the fleet management vertical. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription.

We also sell vehicle location monitoring solutions internationally.  These solutions generally consist of the sale of a vehicle location unit (“VLU”) together with our related monitoring services. Because we sell similar VLUs on a stand-alone basis from time to time, we recognize revenue up front for the sale of the device and over time for the monitoring services.

These revenues are included in our Software & Services Segment.

Professional Services. Our professional services provided to customers include project management, engineering services, installation services and an on-going early warning automated notification service. Revenues are typically distinct from other performance obligations and are recognized as the related services are performed.

Cost of Revenues

Our cost of revenues for telematics and SVR products represent the cost of finished goods sold to our customers and are recognized at the point in time control passes to the customer. These costs include raw materials, manufacturing overhead and labor costs, as well as customs and duties, license royalties, recycling fees, insurance and other costs that are included in the price that we negotiate and pay to our contract manufacturers and component suppliers for the products. The cost of revenues also includes charges related to excess and obsolete inventories and the cost of fulfilling product warranties.

Our cost of revenues for application subscriptions and other services includes personnel costs and related benefits, consultants, software development activities, cellular network access costs, infrastructure costs for use of private networking services, and other costs that are required to deliver these services to our customers. Our cost of revenues for application subscriptions and other services also includes cost of customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. These costs are capitalized and are recognized ratably, on a straight-line basis, over the estimated average in-service lives of these devices. The estimated average in-service lives are three years in the vehicle finances and generally four to five years in the fleet management verticals. We recognize cost of revenues for VLUs concurrently with the sale of the VLU and over the subscription period for the related monitoring services.

We continually negotiate to reduce the cost we pay to our suppliers in order to maintain consistent low prices for our customers. We accomplish this by working with our suppliers to find alternative, less expensive sources of raw materials and components as well as eliminating excess costs throughout our supply chain.

Gross Profit

Our gross profit and gross profit as a percentage of revenues, or gross margin, is influenced by several factors including sales volume, product and service mix, and excess and obsolescence (“E&O”) charges and other product costs. We expect gross margin to fluctuate over time based on how we control the mix of product and services and manage our inventory using sales incentives granted to our customers. Additionally, although we primarily procure and sell our products in U.S. dollars, we are susceptible to exchange rate fluctuations with other currencies. To the extent that exchange rates move unfavorably this may have an impact on our future selling prices and unit costs. Gross profit and gross margin may fluctuate over time based on the factors described above.

Operating Expenses

Our operating expenses consist principally of personnel related costs, including salaries and bonuses, fringe benefits and stock-based compensation as well as the cost of professional services, information technology, facilities and other administrative expenses. We classify our operating expenses into the following six categories:

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

•

Restructuring expense consists of personnel and facility related costs resulting from our cost savings initiative commenced in the fiscal 2019. Personnel costs represent severance and employee related costs, and facility charges represent expenses for vacant office and manufacturing facility space under Corporate Expenses.

•

Impairment loss consists of write-offs of intangible assets for tradenames and dealer relationships associated with LoJack products, right-of-use assets for tower infrastructure leases resulting from early terminations and property and equipment associated with the terminated towers.

We expect our operating costs will increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as expansion into new geographic regions. Operating expense may fluctuate as a percentage of revenue throughout the year due to discrete quarterly events and seasonal trends.

Non-Operating Income (Expense)

Non-operating income (expense) consists of (i) investment and interest income earned on our cash balances and investments, (ii) interest expense on our convertible senior unsecured notes including the amortization of note discount and debt issue costs, (iii) the gain on a legal settlement, (iv) the loss from extinguishment of debt and (v) other income (expense) that includes but is not limited to transaction gains and losses and foreign currency gains and losses. We recognized the gain on legal settlement on a cash basis due to the lack of certainty of collection as we received the settlement payments from a former LoJack supplier, which is further explained in “Note 19 – Commitments and Contingencies” to the accompanying consolidated financial statements. Loss from extinguishment of debt is further explained in “Note 10 – Financing Arrangements” to the accompanying consolidated financial statements.

Income Tax Expense (Benefit)

We are subject to income taxes in the U.S. and related states as well as foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than the U.S., in addition to certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary from the U.S. statutory income tax due to state income taxes, the amount of income allocable to each tax jurisdiction, tax credits, and changes in valuation allowances which are provided against net deferred tax assets when it is determined that it is more likely than not that the assets will not be realized.

Equity in Net Loss of Affiliate and related Impairment Loss

We had an investment in a technology and insurance startup company called Smart Driver Club Limited, which represented a minority ownership interest that was accounted for under the equity method of accounting. As a result, we recorded our portion of the losses incurred by this entity and impairment charges related to this investment as equity in net loss of affiliate.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement, impairment loss and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 20 to the accompanying consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

The following table sets forth the percentage of revenues represented by items included in our consolidated statements of income for the three most recent fiscal years:

	Year Ended February 29/28,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.9	59.4	58.8
Gross profit	39.1	40.6	41.2
Operating expenses:
Research and development	8.0	7.6	7.0
Selling and marketing	16.5	13.7	13.7
General and administrative	15.8	8.5	14.2
Intangible asset amortization	3.4	3.1	4.1
Impairment loss	5.2	-	-
Restructuring	1.2	2.2	-
Operating income (loss)	(11.0)	5.5	2.2
Non-operating income (expense), net	(4.9)	1.1	5.7
Income (loss) before income taxes and equity in net loss of affiliate and related impairment loss	(15.9)	6.6	7.9
Income tax benefit (provision)	(5.6)	0.4	(2.9)
Income (loss) before equity in net loss of affiliate and related impairment loss	(21.5)	7.0	5.0
Equity in net loss of affiliate and related impairment loss	(0.1)	(1.9)	(0.4)
Net income (loss)	(21.6)	5.1	4.6

Fiscal year ended February 29, 2020 compared to fiscal year ended February 28, 2019:

Revenue by Segment

	Fiscal years ended February 29/28,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$241,212	65.9%	$287,370	79.0%	$(46,158)	(16.1%)
Software & Subscription Services	124,895	34.1%	76,430	21.0%	48,465	63.4%
Total	$366,107	100.0%	$363,800	100.0%	$2,307	0.6%

Telematics Systems revenue, comprised of MRM telematics, OEM/network products and legacy LoJack SVR products, decreased by $46.2 million or 16.1% for the fiscal year ended February 29, 2020 compared to the same period last year. Factors affecting the decrease are as follows:

•

MRM telematics products revenue decreased $25.0 million due to a reduction in sales volume to a few larger customers, including Synovia that we acquired, during the year coupled with significant supply shortages and softer than expected demand experienced in the fourth quarter. The supply shortages were primarily attributable to our one remaining Chinese supplier, the production capacity of which was significantly impaired in February due to the COVID-19 outbreak. We also experienced other supply shortages due to supply chain transitions, coupled with extended lead times on raw materials and components sourced from China, but used elsewhere in our global supply chain;

•

OEM/network products revenue decreased $11.4 million due to a reduction in sales to our largest OEM/network products customer which is in the middle of a product line transition with the rollout of a 3G-to-4G LTE retrofit program. We expect this decline to be temporary and to be offset by incremental product demands as the 3G network sunset becomes more imminent; and

•

Legacy LoJack SVR revenue decreased $9.7 million due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to continue but to be partially offset over time by revenues growth in our telematics solutions, such as SureDrive and LotSmart within our Software & Subscription Services segment.

Software & Subscription Services revenue, comprised principally of fleet management services and LoJack subscription services, increased by $48.5 million or 63.4% for the fiscal year ended February 29, 2020 compared to the same period last year. The increase was due to the three recent acquisitions of Tracker UK, LoJack Mexico and Synovia, coupled with growth in LoJack Italy.

Gross Profit by Segment

	Fiscal years ended February 29/28,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$86,558	35.9%	$110,542	38.5%	$(23,984)	(21.7%)
Software & Subscription Services	56,745	45.4%	37,222	48.7%	19,523	52.5%
Gross profit	$143,303	39.1%	$147,764	40.6%	$(4,461)	(3.0%)

Consolidated gross profit for the fiscal year ended February 29, 2020 decreased by $4.5 million or 3.0% over the prior year due to lower revenue in our Telematics Systems business and partially offset by continued growth in Software & Subscription Services.

Consolidated gross margin decreased by 150 basis points comparing to the same period in last year. Gross margin for Telematics Systems decreased to 35.9% for fiscal 2020 compared to 38.5% in fiscal 2019. Gross margin was impacted principally by product mix, incremental charges for excess and obsolete inventory and unfavorable manufacturing variances as we proceeded with the closure of our manufacturing facility in Oxnard, California which was substantially completed in March 2020. Gross margin for Software & Subscription Services was 45.4% in fiscal 2020 compared to 48.7% in fiscal 2019. The decrease was primarily driven by the recently acquired businesses as the gross profit was impacted by purchase price adjustments to deferred revenue.

Cost of revenues above excludes restructuring related costs, which are shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

Operating Expenses

	Fiscal years ended February 29/28,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$29,436	8.0%	$27,656	7.6%	$1,780	6.4%
Selling and marketing	60,534	16.5%	49,892	13.7%	10,642	21.3%
General and administrative	57,669	15.8%	31,070	8.5%	26,599	85.6%
Intangible asset amortization	12,321	3.4%	11,436	3.1%	885	7.7%
Impairment loss	19,143	5.2%	-	0.0%	19,143	100.0%
Restructuring	4,400	1.2%	8,015	2.2%	(3,615)	(45.1%)
Total	$183,503	50.1%	$128,069	35.1%	$55,434	43.3%

Consolidated research and development expense increased by $1.8 million or 6.4% for the fiscal year ended February 29, 2020 compared to the same period last year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 8.0% for the fiscal year ended February 29, 2020 compared to 7.6% in the same period last year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $10.6 million or 21.3% for the fiscal year ended February 29, 2020 compared to the prior year. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expense increased by $26.6 million or 85.6% for the fiscal year ended February 29, 2020 compared to the same period last year. The increase was primarily driven by the reduction of $17.6 million in a legal reserve in the prior year (see Note 19 in the accompanying financial statements) and decreases in professional fees related to certain non-recurring legal matters. In fiscal 2020, we incurred additional compensation expenses related to an increase in headcount due to acquired businesses coupled with increased professional services and service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our consolidated balance sheets.

Amortization of intangibles increased by $0.9 million or 7.7% for the fiscal year ended February 29, 2020  compared to the same period last year due the addition of intangible assets from the acquisitions and partially offset by reduced amortization due to the asset impairment.

In the fourth quarter of fiscal 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the immediate unfavorable impact that the COVID-19 pandemic has had on the automotive end markets commencing in February 2020. As a result, we initiated an assessment of the carrying amount of goodwill and long-lived assets supporting these products including the LoJack tradename and US dealer relationships. The total impairment loss we recorded for fiscal 2020 was $19.1 million, which was primarily attributable to partial write-offs of intangible assets for LoJack tradenames and dealer relationships associated with LoJack products and services, right-of-use assets for tower infrastructure leases resulting from early terminations and property and equipment associated with the early terminated tower leases (see Note 1 in the accompanying financial statements). Impairment losses are shown in the operating expenses in our consolidated statement of comprehensive income (loss). There was no impairment of goodwill for fiscal 2020 and fiscal 2019. The fair value of the LoJack US SVR reporting unit exceeds its carrying amount by approximately 8% as of February 29, 2020. Any deterioration in future cash flows may result in impairment of goodwill. Additionally, any reduction in the revenue forecast utilized for the impairment test of the LoJack tradename may result in additional impairment. Our stock price has declined subsequent to year-end because of COVID-19 and other market factors. We will evaluate if this decline is more than temporary as an impairment indicator for assessing the carrying amount of our goodwill and long-lived assets in future periods.

As described in Note 11 to the accompanying consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. We incurred additional charges for this initiative during fiscal 2020. For the fiscal year ended February 29, 2020, we recorded approximately of $2.5 million in severance and employee related costs and $1.9 million for facilities. For the fiscal year ended February 28, 2019, total restructuring charges were $8.0 million, comprised of $4.3 million in severance and employee related costs, and $3.7 million for vacant office and manufacturing facility space. Restructuring costs are shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

Non-operating Income (Expense), Net

Investment income decreased by $0.8 million to $4.5 million for the fiscal year ended February 29, 2020 from $5.3 million for the prior year. The decrease was due primarily to a decrease in interest income resulting from decreased investments in various cash equivalent and short-term marketable securities.

Interest expense increased $3.4 million to $20.1 million for the fiscal year ended February 29, 2020 from $16.7 million for the prior year due to additional interest expense and debt discount and issue costs relating to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method and amortization of the discount of Due to Factors debt related to our acquisition of Synovia.

See Note 10 to the accompanying consolidated financial statements for information on the $2.4 million and $2.0 million loss on extinguishment of debt for the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

Other non-operating expense for the fiscal year ended February 29, 2020 decreased $0.6 million from the prior year due to favorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

Income Tax Expense (Benefit)

An income tax expense of $20.5 million was recorded in fiscal 2020, compared to an income tax benefit of $1.3 million in fiscal 2019. The increase in the income tax expense compared to the prior year was primarily driven by the recording of a valuation allowances against domestic net deferred tax assets in the amount of $34.6 million. See Note 13 to the accompanying consolidated financial statements for additional information.

Profitability Measures

Net Income (Loss):

Our net loss in the fiscal year ended February 29, 2020 was $79.3 million as compared to net income of $18.4 million in the same period last year. The decrease is due to a decrease in gross profit of $4.5 million, an increase in operating expenses of $55.4 million, and an increase in income tax provision of $21.8 million as described above.

Adjusted EBITDA:

	Fiscal years ended February 29/28,
(In thousands)	2020	2019	$ Change	% Change
Segment
Telematics Systems	$19,682	$40,821	$(21,139)	-52%
Software & Subscription Services	21,747	13,093	8,654	66%
Corporate Expense	(4,528)	(5,699)	1,171	-21%
Total Adjusted EBITDA	$36,901	$48,215	$(11,314)	-23%

Adjusted EBITDA for Telematics Systems in the fiscal year ended February 29, 2020 decreased $21.1 million compared to the same period last year due to lower revenues as described above coupled with higher operating expenses as a result of increased headcount and outsourced professional service fees. Adjusted EBITDA for Software and Subscription Services increased $8.7 million compared to the same period last year due primarily to growth in revenues and gross profit from our Italia market and three acquired businesses.

See Note 20 for reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Fiscal year ended February 28, 2019 compared to fiscal year ended February 28, 2018:

Revenue by Segment

	Fiscal years ended February 28,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$287,370	79%	$302,126	83%	$(14,756)	(5%)
Software & Subscription Services	76,430	21%	63,786	17%	12,644	20%
Total	$363,800	100%	$365,912	100%	$(2,112)	(1%)

Telematics Systems revenue decreased by $14.8 million or 4.9% for the fiscal year ended February 28, 2019 compared to the prior year. The decrease was primarily attributed to reduced sales of our MRM telematics and legacy LoJack SVR products and partially offset by increase in customer demand for OEM products. During fiscal 2019, we initiated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. In connection with this program, we experienced various operational challenges and extended lead times on certain components thereby impacting our ability to delivery on customer orders for MRM telematics products. Additionally, our legacy LoJack SVR revenue continued its secular decline due to a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. OEM products sales increased due to more favorable conditions in the heavy equipment markets.

Software & Subscription Services revenue increased by $12.6 million or 19.8% for the fiscal year ended February 28, 2019 compared to the same period last year. The increase was due to growth driven by our fleet management and LoJack subscription services

Gross Profit by Segment

	Fiscal years ended February 28,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Telematics Systems	$110,542	38.5%	$120,774	40.0%	$(10,232)	(8.5%)
Software & Subscription Services	37,222	48.7%	30,116	47.2%	7,106	23.6%
Gross profit	$147,764	40.6%	$150,890	41.2%	$(3,126)	(2.1%)

Consolidated gross profit for the fiscal year ended February 28, 2019 decreased by $3.1 million or 2.1% over the prior year due to lower revenue in our Telematics Systems business. Gross profit in fiscal year 2019 was adversely impacted by higher excess and obsolete inventory charges as we transition suppliers and contract manufacturers, and manage the closure of our manufacturing facilities. Cost of revenues above excludes restructuring related costs, which are shown separately in the operating expenses in our consolidation statement of comprehensive income (loss).

Operating Expenses

	Fiscal years ended February 28,
	2019		2018
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$27,656	7.6%	$25,761	7.0%	$1,895	7.4%
Selling and marketing	49,892	13.7%	50,096	13.7%	(204)	(0.4%)
General and administrative	31,070	8.5%	52,089	14.2%	(21,019)	(40.4%)
Restructuring	11,436	3.1%	-	0.0%	11,436	100.0%
Intangible asset amortization	8,015	2.2%	14,989	4.1%	(6,974)	(46.5%)
Total	$128,069	35.1%	$142,935	39.0%	$(14,866)	(10.4%)

Consolidated research and development expense increased by $1.9 million or 7.4% for the fiscal year ended February 28, 2019 compared to the prior year. The increase was primarily driven by increased employee compensation and benefits due to increased headcount. Consolidated research and development expense as a percentage of revenues increased to 7.6% for the fiscal year ended February 28, 2019 compared to 7.0% in the prior year. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense decreased by $0.2 million or 0.4% for the fiscal year ended February 28, 2019 compared to the prior year. The decrease was primarily driven by a decrease in professional services and web design costs, as we substantially completed our CalAmp and LoJack brand refresh initiatives during the prior fiscal year. The decrease was partially offset by increases in marketing expenses to support various business developments in international territories.

Consolidated general and administrative expense decreased by $21.0 million or 40.4% for the fiscal year ended February 28, 2019 compared to the prior year. The decrease was primarily driven by a decline in litigation provisions and expenses related to existing legal matters (see Note 19). The decrease was partially offset by increased professional services coupled with service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our consolidated balance sheets.

As described in Note 11 to the accompanying consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. For the fiscal year ended February 28, 2019, we recorded approximately $4.3 million in severance and employee related costs as well as $3.7 million in rent and related costs associated with office and manufacturing plant facilities where we have ceased use.

Amortization of intangibles decreased by $3.6 million or 23.7% for the fiscal year ended February 28, 2019 compared to the prior year due to completion of amortization on certain intangible assets.

Non-operating Income (Expense), Net

Investment income increased by $3.0 million to $5.3 million for the fiscal year ended February 28, 2019 from $2.3 million for the prior year. The increase was due primarily to an increase in interest income resulting from increased investments in various cash equivalent and short-term marketable securities primarily as a result of the net proceeds from our 2025 Convertible Notes and operating cash flows.

Interest expense increased $6.4 million to $16.7 million for the fiscal year ended February 28, 2019 from $10.3 million for the prior year due to additional interest expense and debt discount and issue costs relating to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method.

See Note 19 to the accompanying consolidated financial statements for information concerning the $18.3 million gain on the legal settlement with a former supplier of LoJack.

See Note 10 to the accompanying consolidated financial statements for information on the $2.0 million loss on extinguishment of debt.

Other non-operating income for the fiscal year ended February 28, 2019 increased $1.1 million from net non-operating expense for the prior year due to unfavorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

Profitability Measures

Net income:

Our net income in the fiscal year ended February 28, 2019 was $18.4 million as compared to net income of $16.6 million in the prior year. The increase is due to a $11.7 million increase in operating income, $3.0 million increase in investment income and $12.0 million decrease in income tax provision. The increase in operating income was primarily attributable to $21.0 million decrease in general and administrative expense due to reduced legal provision and related costs as further discussed in Note 19 and partially offset by $8.0 million of restructuring expense.

Adjusted EBITDA:

	Fiscal years ended February 28,
(In thousands)	2019	2018	$ Change	% Change
Segment
Telematics Systems	$40,821	$48,943	$(8,122)	-17%
Software & Subscription Services	13,093	8,233	4,860	59%
Corporate Expense	(5,699)	(4,794)	(905)	19%
Total Adjusted EBITDA	$48,215	$52,382	$(4,167)	-8%

Adjusted EBITDA for Telematics Systems in the fiscal year ended February 28, 2019 decreased $8.1 million compared to the prior year due to lower revenues as described above and the impact of high margin revenue earned on a strategic technology partnership arrangement in fiscal 2018. These factors were coupled with higher operating expenses in Telematics Systems as a result of increased headcount and outsourced professional service fees. Adjusted EBITDA for Software and Subscription Services increased $4.9 million compared to the prior year due primarily to continued growth in revenues and gross profit from our Italia market and higher gross profit from our fleet management services.

See Note 20 for a reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Liquidity and Capital Resources

In fiscal 2020, our primary cash needs have been for acquisitions and related costs, working capital purposes and, to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents, marketable securities and our revolving credit facility. As of February 29, 2020, our cash, cash equivalents and marketable securities totaled $107.4 million.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provided for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the revolving credit facility to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. Throughout fiscal 2020 and as of February 29, 2020, there were no borrowings outstanding on this revolving credit facility.

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. At the time we applied for the PPP loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

As described in Note 2 to the accompanying consolidated financial statements, in February 2019, we acquired Tracker Network (UK) Limited (“Tracker”), a LoJack in the U.K. licensee for a total purchase price of £10.0 million, or approximately $13.0 million. In the same month, we also entered into an agreement to acquire Car Track, S.A. DE C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. The agreement consisted of the purchase of the 87.5% of the LoJack Mexico shares not currently owned by us for a purchase price, net of cash on hand, of approximately $13.0 million. We completed the acquisition in March 2019. In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. The total purchase price was $49.8 million. We funded these acquisitions from cash on hand. As part of the Synovia acquisition, we assumed the rights and obligations from the Synovia revenue assignments (“Due to Factors”) as described in Note 10. The revenues recognized from this arrangement of $6.8 million were considered a non-cash financing activity for the fiscal year ended February 29, 2020.

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

Our cash flow from operating activities are attributable to our net income as well as how well we manage our working capital, which is dictated by the volume of product we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them. We purchase a majority of our product from significant suppliers located in Asia and Mexico that generally provide us 60-day payment terms for products purchased. Our significant customers are located in the U.S. as well as certain international locations. We believe that our relationship with our customers is good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from them within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Since we are paying our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are within 45 days, we have historically generated positive cash flows from operating activities.

For the fiscal year ended February 29, 2020, net cash provided by operating activities was $11.5 million with a net loss was $79.3 million. Our non-cash expenses, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issue costs and discount, impairment loss, valuation allowance on deferred income tax assets and equity in net loss of affiliate and related impairment loss, was a $98.2 million source of cash in fiscal 2020. Changes in operating assets and liabilities represented a $7.8 million usage of cash, primarily driven by changes in working capital including a decrease in accounts payable and an increase in inventory but partially offset by a decrease in accounts receivable.

For the years ended February 28, 2019 and 2018, net cash provided by operating activities was $47.7 million and $66.9 million, respectively. Our cash flows from operations were impacted by our net income of $18.4 million and $16.6 million and a gain from legal settlement with a former supplier of LoJack of $18.3 million and $28.3 million, respectively, as well as similar activities within other non-cash items and changes in working capital as noted above.

Cash flows from investing activities

For the years ended February 29, 2020, February 28, 2019 and 2018, our net cash used in investing activities was $65.7 million, $21.8 million, and $26.5 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures and the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate and acquisitions. In fiscal 2020, we completed the acquisition of LoJack Mexico and Synovia for $12.7 million and $48.9 million, net of cash acquired, respectively. In fiscal 2019, we completed the acquisition of Tracker UK for approximately $13.0 million, net of cash acquired.

Our capital expenditures support our increased employee headcount and overall growth in our business. We expect that we may make additional capital expenditures in the future, all of which would be done to support the future growth of our business.

Cash flows from financing activities

For the years ended February 29, 2020, February 28, 2019 and 2018, our net cash (used in) provided by financing activities was $(94.8) million, $98.5 million and $(2.3) million, respectively. In each of these periods, we incurred payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options. In fiscal 2020, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. In fiscal 2019, we issued $230.0 million of the 2025 Convertible Notes and used the net proceeds to pay the cost of the capped call transactions; repurchase shares of our common stock for $49 million, and repurchase a portion of our outstanding 2020 Convertible Notes as discussed above for $53.7 million. We also received proceeds of $3.1 million from the unwinding of the note hedges and warrants related to the 2020 Convertible Notes.

We are currently monitoring the impact of COVID-19 on our operating results and liquidity as we believe the pandemic may have an unfavorable impact on our financial condition and results of operations. We have implemented certain cost containment and cash flow control measures especially in areas such as personnel, travel and other discretionary spend. As of February 29, 2020, we had cash and cash equivalents of $107.4 million and $50 million available under our existing revolving credit facility. Accordingly, we believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, our international expansion, the timing of new product introductions, market acceptance of our products and overall economic conditions including the potential impact of COVID-19 on the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the Securities and Exchange Commission Regulation S-K.

Contractual Obligations

Following is a summary of our contractual cash obligations as of February 29, 2020 (in thousands):

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Convertible senior notes principal	$27,599	$-	$-	$230,000	$257,599
Convertible senior notes stated interest	4,824	9,200	9,200	2,300	25,524
Operating leases	6,087	10,827	8,630	9,952	35,496
Purchase obligations	38,761	-	-	-	38,761
Total contractual obligations	$77,271	$20,027	$17,830	$242,252	$357,380

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

The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. We adopted the new standard effective March 1, 2018 using the modified retrospective method, which we applied to all contracts that were not completed on adoption date. We applied the provisions of ASC 605 to revenue recognized during fiscal year ended February 28, 2018.

Telematics Products. We recognize revenue from product sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. Such arrangements do not involve contracts with customers for future service commitments or performance obligations. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the products reach the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Application Services, subscriptions and related devices. We recognize the following revenues (and related cost of revenues) in our Application subscriptions and related products and service revenues and cost of revenues because we enter into arrangements that combine various hardware devices as well as installation and notification services that are provided over a stipulated service period.

Our integrated SaaS-based solutions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. The transaction price for a typical SaaS arrangement includes the price for the customized device, installation and application subscriptions. We have applied our judgment in determining that these integrated arrangements typically represent single performance obligations satisfied over time.

Accordingly, we defer the recognition of revenue for the customized devices that only function with our applications and are sold only on an integrated basis with our proprietary applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated device related costs are recorded as deferred costs in the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Subscription renewal fees are recognized ratably over the term of the renewal. The deferred revenue and product cost amounts are amortized to Application Subscriptions and Related Products and Other Services revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four to five years in the fleet management verticals. Our deferred contract revenue under ASC 606 does not include future subscription fees associated with customers’ unexercised contract renewal rights.

Accessories may also be sold to these customers. We recognize revenue for sales of accessories upon transfer of control to the customer based on estimated stand-alone selling prices.

In certain customer arrangements, we sell or lease vehicle location devices together with related monitoring services as part of the contractual arrangement. From time to time we sell these vehicle location devices and monitoring services separately to customers and sell similar devices on a stand-alone basis to licensees. Accordingly, we recognize revenues for the sales of these devices upon transfer of control to the customer and recognize revenue for the related monitoring services over the service period. The allocation of the transaction price is based on the estimated stand-alone selling prices for the devices and the monitoring services.

Deferred revenues consist primarily of the deferred amounts related to the integrated SaaS solutions and advance payments received from customers for vehicle location monitoring and recovery services.

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method. These are generally short-term projects which do not require significant judgement or estimation.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying consolidated financial statements. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. The deferred costs of hardware are capitalized and amortized over the estimated useful life of the device on a straight-line basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. We maintain an allowance for doubtful accounts for uncollectible receivables. We determine the sufficiency of the accounts receivable allowance based upon historical experience and an evaluation of current industry trends and economic conditions. The current global economic and business conditions attributable to COVID-19 may have an unfavorable impact on our customers and impact our ability to collect on outstanding accounts receivable. If our actual collection experience varies significantly from our estimates, we may be required to adjust our allowance for doubtful accounts. Historical variances of these amounts from our estimates have not resulted in material adjustments to our financial statements.

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

Income Taxes

We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under U.S. GAAP we are allowed to make an accounting policy choice to either: (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into our measurement of our deferred taxes (the “deferred method”). We have elected to account for GILTI as a period cost in the year the tax is incurred. Accordingly, no GILTI-related deferred amounts were recorded. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are provided against deferred tax assets when it is determined that it is more likely than not that the assets will not be realized. In assessing valuation allowances, we review historical and future expected operating results and other factors, including cumulative earnings experience, expectations of future taxable income by jurisdiction, and the carryforward periods available for income tax purposes. We make estimates, assumptions and judgments to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowances recorded against our deferred tax assets.

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

Goodwill and Other Intangible and Long-lived Assets

At February 29, 2020, we had $106.3 million in goodwill and $45.9 million in other net intangible assets, recorded on our consolidated balance sheet.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination and consists primarily of goodwill from the Synovia and recent LoJack related acquisitions. Prior to the fourth quarter of fiscal 2020, our two operating segments, Telematics Systems and Software & Subscription Services, also represent our two reporting units for goodwill impairment testing. During the fourth quarter, we changed our reporting structure, resulting in four reporting units with two reporting units under each of our operating segment. Our Telematics Systems segment includes $51.2 million of goodwill and our Software & Subscription Service segment includes $55.1 million.

Goodwill is not amortized but we perform an annual qualitative assessment of our goodwill during the fourth quarter of each calendar year, or at other reporting periods within the fiscal year as may be required, to determine if any events or circumstances exist, such as decline in our stock price, significant differences in our forecasts compared to actual results, changes in our business climate or a decline in overall industry demand, that would indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. In accordance with Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which we adopted in the fourth quarter of fiscal 2020, the impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. For the purpose of impairment testing, we estimated the fair value of each of our reporting units to be higher than the book value as of February 29, 2020. As a result, we have determined that there has been no impairment of goodwill for all periods presented.

Acquired intangible assets with definite lives consist primarily of asset acquired in the LoJack related acquisition, including tradenames, dealer relationships and developed technology and are amortized on a straight-line basis over the remaining estimated economic life of the underlying products, technologies or relationships. We review our definite lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is first evaluated by comparing its carrying amount to the expected future undiscounted cash flows that the lowest level of asset group is expected to generate. Certain of our other intangible and long-lived assets share resources and have interdependent cash flows across our segments, product and service verticals and geographies. If we determine that an intangible or long-lived asset or asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its estimated fair value.

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date. Such determination is made using discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include:

•	future revenue and profitability projections associated with the tradename through a relief of royalty approach;
•

estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•	rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

We estimate the fair value of goodwill and other long-lived assets other than tradenames based on discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include:

•	estimated future cash flows;
•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and
•	rate used to discount our estimated future cash flow projections to their present value (or estimated fair value) based on our estimated weighted average cost of capital.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that our LoJack tradename and US dealer relationships intangible assets and certain other long-lived assets were impaired in fiscal year 2020 and recorded total impairment losses of $19.1 million. There was no impairment of goodwill for fiscal 2020 and fiscal 2019. The fair value of the LoJack US SVR reporting unit exceeds its carrying amount by approximately 8% as of February 29, 2020. Any deterioration in future cash flows of this reporting unit may result in impairment of its goodwill, which was approximately $12 million as of February 29, 2020. Any reduction in the revenue forecast utilized for the impairment test of the LoJack tradename, which had a carrying value of $10.5 million as of February 29, 2020, may result in additional impairment. Our stock price has declined subsequent to year-end because of COVID-19 and other market factors. We will evaluate if this decline is more than temporary as an impairment indicator for assessing the carrying amount of our goodwill and long-lived assets in future periods.

Forward Looking Statements

Forward looking statements in this Annual Report on Form 10-K which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, our potential needs for additional capital, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) pandemic, our ability to accurately forecast demand for our products and manage our inventory, our ability to successfully enter new geographic markets, manage our international expansion and comply with any applicable laws and regulations, significant disruption in, or breach in security of our ERP systems and resultant interruptions in service and any related impact on our reputation, the attraction and retention of qualified employees and key personnel and our ability to maintain our corporate culture as we continue to grow, the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness, and other risks and uncertainties that are set forth under the caption in Part I, Item 1A of this Annual Report on Form 10-K (Risk Factors). Such risks and uncertainties could cause actual results to differ materially and adversely from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.4 million related to our foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 29, 2020. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes and equity in net loss of affiliate were $(0.2) million, $(0.4) million and $0.5 million in fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively.

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

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provides for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the revolving credit facility with J.P. Morgan to extend the term for 24 months to March 30, 2022. Borrowings under this revolving credit facility bear interest at a Prime or LIBOR-based variable rate as selected by us on a periodic basis. There were no borrowings outstanding under this revolving credit facility at February 29, 2020.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of CalAmp Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalAmp Corp and subsidiaries (the "Company") as of February 29, 2020 and February 28, 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended February 29, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 5, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standards

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Update ASU 2016-02, Leases, using the modified retrospective approach.

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in fiscal year 2019 due to the adoption of Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach.

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA

May 5, 2020

We have served as the Company's auditor since 2018.

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	February 29/28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$107,404	$256,500
Short-term marketable securities	-	17,512
Accounts receivable, net	72,273	78,079
Inventories	36,778	32,033
Prepaid expenses and other current assets	21,411	19,373
Total current assets	237,866	403,497
Property and equipment, net	55,878	27,023
Operating lease right-of-use assets	20,626	-
Deferred income tax assets	4,437	22,626
Goodwill	106,335	80,805
Other intangible assets, net	45,895	47,165
Other assets	24,768	22,510
	$495,805	$603,626
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$33,119	$-
Accounts payable	28,450	39,898
Accrued payroll and employee benefits	9,049	8,808
Deferred revenue	34,704	24,264
Other current liabilities	16,153	10,622
Total current liabilities	121,475	83,592
Long-term debt, net of current portion	177,088	275,905
Operating lease liabilities	24,279	-
Other non-current liabilities	35,044	38,476
Total liabilities	357,886	397,973
Commitments and contingencies (see Notes 19)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 34,322 and 33,555 shares issued and outstanding at February 29, 2020 and February 28, 2019, respectively	343	336
Additional paid-in capital	220,482	208,205
Accumulated deficit	(81,531)	(2,227)
Accumulated other comprehensive loss	(1,375)	(661)
Total stockholders' equity	137,919	205,653
	$495,805	$603,626

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended February 29/28,
	2020	2019	2018
Revenues:
Telematics Products	$241,212	$285,883	$301,700
Application subscriptions and related products and other services	124,895	77,917	64,212
Total revenues	366,107	363,800	365,912
Cost of revenues:
Telematics Products	154,654	175,009	181,889
Application subscriptions and related products and other services	68,150	41,027	33,133
Total cost of revenues	222,804	216,036	215,022
Gross profit	143,303	147,764	150,890
Operating expenses:
Research and development	29,436	27,656	25,761
Selling and marketing	60,534	49,892	50,096
General and administrative	57,669	31,070	52,089
Intangible asset amortization	12,321	11,436	14,989
Impairment loss	19,143	-	-
Restructuring	4,400	8,015	-
Total operating expenses	183,503	128,069	142,935
Operating income (loss)	(40,200)	19,695	7,955
Non-operating income (expense):
Investment income	4,497	5,258	2,256
Interest expense	(20,096)	(16,726)	(10,280)
Gain on legal settlement	-	18,333	28,333
Loss on extinguishment of debt	(2,408)	(2,033)	-
Other income (expense), net	(113)	(672)	445
	(18,120)	4,160	20,754
Income (loss) before income taxes and equity in net loss of affiliate and related impairment loss	(58,320)	23,855	28,709
Income tax benefit (provision)	(20,454)	1,330	(10,681)
Income (loss) before equity in net loss of affiliate and related impairment loss	(78,774)	25,185	18,028
Equity in net loss of affiliate and related impairment loss	(530)	(6,787)	(1,411)
Net income (loss)	$(79,304)	$18,398	$16,617
Earnings (loss) per share:
Basic	$(2.36)	$0.53	$0.47
Diluted	$(2.36)	$0.52	$0.46
Shares used in computing earnings (loss) per share:
Basic	33,670	34,589	35,250
Diluted	33,670	35,294	36,139
Comprehensive income (loss):
Net income (loss)	$(79,304)	$18,398	$16,617
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(714)	(33)	(122)
Unrealized income (loss) on available-for-sale securities, net of tax	-	(429)	464
Total comprehensive income (loss)	$(80,018)	$17,936	$16,959

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Years Ended February 29/28,
	2020	2019	2018
Total stockholders' equity, beginning balances	$205,653	$198,916	$163,242

Common stock and additional paid-in capital:
Beginning balances	208,541	218,574	211,540
Equity component of 2025 Convertible Notes, net of tax	-	51,902	-
Purchase of capped call on 2025 Convertible Notes, net of tax	-	(15,870)	-
Debt issuance costs of 2025 Convertible Notes allocated to equity, net of tax	-	(1,649)	-
Equity component of the repurchased 2020 Convertible Notes	-	(6,088)	-
Unwind of note hedges and warrants of 2020 Convertible Notes	-	3,122	-
Stock-based compensation expense	12,421	11,029	9,298
Shares issued on net share settlement of equity awards	(2,007)	(3,603)	(2,594)
Exercise of stock options and contributions to ESPP	1,870	124	330
Repurchases of common stock	-	(49,000)	-
Ending balances	220,825	208,541	218,574

Accumulated deficit:
Beginning balances	(2,227)	(19,459)	(47,757)
Cumulative adjustment upon adoption of ASU 2016-09, net of tax	-	-	11,681
Cumulative adjustment upon adoption of ASU 2016-01, net of tax	-	429	-
Cumulative adjustment upon adoption of ASC 606, net of tax	-	(1,595)	-
Net income (loss)	(79,304)	18,398	16,617
Ending balances	(81,531)	(2,227)	(19,459)

Accumulated other comprehensive income:
Beginning balances	(661)	(199)	(541)
Cumulative adjustment upon adoption of ASU 2016-01, net of tax	-	(429)	-
Foreign currency translation adjustments, net of tax	(714)	(33)	342
Ending balances	(1,375)	(661)	(199)

Total stockholders' equity, ending balances	$137,919	$205,653	$198,916

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended February 29/28,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(79,304)	$18,398	$16,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,666	8,580	7,968
Intangible asset amortization expense	12,321	11,436	14,989
Stock-based compensation expense	12,421	11,029	9,298
Amortization of convertible debt issue costs and discount	13,764	11,492	7,472
Impairment loss	19,143	-	-
Impairment of operating lease right-of-use (ROU) assets	1,210	-	-
Noncash operating lease cost	4,894	-	-
Loss on extinguishment of debt	2,408	2,033	-
Revenue assigned to factors	(6,844)	-	-
Tax benefits on vested and exercised equity awards	-	758	937
Deferred tax assets, net	18,552	(1,244)	6,372
Unrealized foreign currency transaction gains (loss)	211	404	(524)
Equity in net loss of affiliate and related impairment loss	530	6,787	1,411
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	9,602	(4,855)	(6,447)
Inventories	1,017	5,435	(6,516)
Prepaid expenses and other current assets	362	(10,078)	(4,607)
Accounts payable	(16,440)	1,876	5,068
Accrued liabilities	3,975	(20,830)	7,804
Deferred revenue	1,905	6,153	7,044
Operating lease liabilities	(8,237)	-	-
Other	388	366	8
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,544	47,740	66,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	37,055	56,358	22,382
Purchases of marketable securities	(19,543)	(50,364)	(38,077)
Capital expenditures	(22,192)	(12,007)	(8,339)
Acquisitions, net of cash acquired	(60,652)	(13,031)	-
Equity investments in and advances to affiliate	(530)	(2,631)	(2,281)
Other	164	(110)	(136)
NET CASH USED IN INVESTING ACTIVITIES	(65,698)	(21,785)	(26,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(2,007)	(3,603)	(2,594)
Proceeds from exercise of stock options	1,870	124	330
Proceeds from issuance of 2025 Convertible Notes	-	230,000	-
Payment of debt issuance costs of 2025 Convertible Notes	-	(7,305)	-
Purchase of capped call on 2025 Convertible Notes	-	(21,160)	-
Repurchase of 2020 Convertible Notes	(94,683)	(53,683)	-
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	-	3,122
Repurchases of common stock	-	(49,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(94,820)	98,495	(2,264)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(122)	(553)	718
Net change in cash and cash equivalents	(149,096)	123,897	38,897
Cash and cash equivalents at beginning of year	256,500	132,603	93,706
Cash and cash equivalents at end of year	$107,404	$256,500	$132,603

See accompanying notes to consolidated financial statements.

CALAMP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a global technology solutions pioneer leading transformation to a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex mobile Internet of Things (“IoT”) deployments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data anywhere in the world from industrial machines, commercial and passenger vehicles, their drivers and contents. We are a global organization that is headquartered in Irvine, California. We operate under two reportable segments: Telematics Systems and Software & Subscription Services.

On February 25, 2019, we completed our acquisition of Tracker Network (UK) Limited (“Tracker UK”), a LoJack licensee and a market leader in stolen vehicle recovery (“SVR”) telematics services across the United Kingdom, for a cash purchase price of approximately $13.0 million. On March 18, 2019, we acquired Car Track, S.A. de C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market and former customer. We purchased the 87.5% of the LoJack Mexico shares not currently owned by us for a purchase price, net of cash on hand, of approximately $13.0 million. On April 12, 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets for a purchase price, net of cash on hand, of $49.8 million. Synovia was a customer prior to our acquisition. These acquisitions expand our fleet management and vehicle safety services portfolio and accelerate our transformation to high-value subscription-based services.

Subsequent Events

We have evaluated subsequent events through May 5, 2020, which is the date our financial statements were included in the Annual Report on Form 10-K.

In March 2020, the World Health Organization declared COVID-19 as a pandemic. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. We cannot predict the extent to which the COVID-19 outbreak will negatively impact our business or operating results at this time.

We have considered all known and reasonably available information that existed as of February 29, 2020, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer-term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments and charges for uncollectible accounts receivable in future periods. Currently, we estimate that the existing cash, future cash flows and available borrowings under our revolving credit facility will provide sufficient cash flows for at least twelve months after the issuance date of the consolidated financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of CalAmp Corp. (a Delaware corporation) and all of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include allowances for doubtful accounts; charges for excess and obsolete inventory; deferred income tax asset valuation allowances; goodwill and other long-lived assets; intellectual property and accrued royalties; stock-based compensation; legal contingencies and revenue recognition. The current COVID-19 pandemic and general economic environment, and our supplier and customer concentrations also increase the degree of uncertainty inherent in these estimates and assumptions.

Revenue Recognition and Related Judgements

We recognize revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), which provides a five-step analytical framework for transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to adhere to this core principle, we apply the following five-step approach:

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

Products. We recognize revenue from product sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the products reach the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Software-as-a-Service (“SaaS”). We recognize the following revenues and related cost of revenues in our Application subscriptions and related products and service revenues and cost of revenues because we enter into arrangements that combine various hardware devices as well as installation and notification services that are provided over a stipulated service period.

Our integrated SaaS-based solutions for our fleet management, vehicle finance and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the customized device, installation and application subscriptions. We have applied our judgment in determining that these integrated arrangements typically represent single performance obligations satisfied over time.

Accordingly, we defer the recognition of revenue for the customized devices that only function with our applications and are sold only on an integrated basis with our proprietary applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated device related costs are recorded as deferred costs on the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription. The deferred revenue and deferred cost amounts are amortized to application subscriptions and related products and other services revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four years in the fleet management verticals. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue under ASC 606 also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights.

Accessories may also be sold to these customers. We recognize revenue for sales of accessories upon transfer of control to the customer based on estimated stand-alone selling prices.

In certain customer arrangements, we sell or lease vehicle location devices together with related monitoring services as part of the contractual arrangement. The devices leased to our customers are capitalized as property and equipment and being depreciated over the life of the devices. From time to time we sell devices and monitoring services separately to customers and sell similar devices on a stand-alone basis to licensees. Accordingly, we recognize revenues for the sales of the devices upon transfer of control to the customer and recognize revenue for the related monitoring services over the service period. The allocation of the transaction price is based on estimated stand-alone selling prices for the devices and the monitoring services.

Deferred revenues consist primarily of the deferred amounts on integrated SaaS solutions and advance payments for monitoring services.

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

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying consolidated financial statements. During fiscal year ended February 29, 2020, we recognized $23.8 million in revenue from the deferred revenue balance of $51.4 million as of March 1, 2019. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid sales commissions included in Prepaid expenses and other current assets and Other assets amounted to $2.0 million and $2.3 million, respectively, as of February 29, 2020. Prepaid sales commissions in Prepaid expenses and other current assets are expected to be amortized within the next 12 months.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 20 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition was as follows (in thousands):

	Year Ended February 29/28,
	2020	2019
Revenue by type of goods and services:
Telematics devices and accessories	$258,449	$295,750
Rental income and other services	24,415	13,293
Recurring application subscriptions	83,243	54,757
Total	$366,107	$363,800

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$279,880	$300,378
Revenue recognized over time	86,227	63,422
Total	$366,107	$363,800

Product revenues presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

We adopted ASC 606 under the modified retrospective method on March 1, 2018, and therefore we did not present comparative information for the fiscal year ended February 28, 2018.

Remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of February 29, 2020 and February 28, 2019, we have estimated remaining performance obligations for contractually committed revenues of $134.5 million and $51.4 million respectively. As of February 29, 2020, we expect to recognize approximately 44% in fiscal 2021 and 26% in fiscal 2022. As of February 28, 2019, we expected to recognize approximately 48% in fiscal 2020 and 29% in fiscal 2022. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. We typically require payment from customers within between 30 to 60 days of our invoice date with a few exceptions that extend the credit terms up to 90 days and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. The current global economic and business conditions attributable to COVID-19 may have an unfavorable impact on our customers and impact our ability to collect on outstanding accounts receivable. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts.

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

We capitalize certain costs incurred in connection with developing or obtaining internal-use software and software embedded in our products. These costs are recorded as property and equipment in our consolidated balance sheets and are amortized over useful lives ranging from three to seven years. The devices leased to our customers are capitalized as property and equipment and being depreciated over the life of the devices.

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

Goodwill and Long-lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. Prior to the fourth quarter of fiscal 2020, our two operating segments, Telematics Systems and Software & Subscription Services, also represented our two reporting units for goodwill impairment testing. During the fourth quarter, we changed our reporting structure, resulting in four reporting units with two reporting units under each of our operating segments.

In accordance with Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which we adopted in the fourth quarter of fiscal 2020, the impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets or asset group to future undiscounted net cash flows expected to be generated by the lowest level of asset group. If the assets or asset group are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for similar investment of like risk. In the fourth quarter of fiscal 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the immediate unfavorable impact that the COVID-19 pandemic has had on the automotive end markets commencing in February 2020. As a result, we initiated an assessment of the carrying amount of the related intangible and long-lived assets supporting these products including the LoJack tradename and dealer and customer relationships.

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date. Such determination is made using discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include:

•	future revenue and profitability projections associated with the tradename through relief of royalty approach;
•

estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and

•	rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

We estimate the fair value of goodwill and other long-lived assets other than tradenames based on discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include:

•	estimated future cash flows;
•	growth assumptions for future revenues as well as future gross margin rates, expense rates, capital expenditures and other estimates; and
•	rate used to discount our estimated future cash flow projections to their present value (or estimated fair value) based on our estimated weighted average cost of capital.

Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that certain of our long-lived assets utilized in our LoJack US SVR reporting unit were impaired in fiscal year 2020 as follows (in thousands):

Year Ended February 29, 2020
Other intangible assets:
Tradenames	$11,540
Dealer and customer relationships	6,194
Property and equipment	514
Operating lease right-of-use assets and related liabilities	895
Total	$19,143

There was no impairment of goodwill for fiscal 2020 and fiscal 2019. The fair value of the LoJack US SVR reporting unit exceeds its carrying amount by approximately 8% as of February 29, 2020. Any deterioration in future cash flows of this reporting unit may result in impairment of its goodwill, which had a carrying value of approximately $12 million as of February 29, 2020. Any reduction in the revenue forecast utilized for the impairment test of the LoJack tradename, which had a carrying value of $10.5 million as of February 29, 2020, may also result in additional impairment. Our stock price has declined subsequent to year-end because of COVID-19 and other market factors. We will evaluate if this decline is more than temporary as an impairment indicator for assessing the carrying amount of our goodwill and long-lived assets in future periods.

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

Convertible Senior Notes and Capped Call Transactions

We account for our convertible senior notes as separate liability and equity components. We determine the carrying amount of the liability component based on the estimated fair value of a similar debt instrument excluding the embedded conversion option at the issuance date. The carrying amount of the equity component representing the conversion option is calculated by deducting the carrying value of the liability component from the principal amount of the notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component of the notes is included in stockholders’ equity and is not remeasured as long as it continues to meet the conditions for equity classification. We allocate transaction costs related to the issuance of the notes to the liability and equity components using the same proportions as the initial carrying value of the notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the respective term of the notes, and transaction costs attributable to the equity components are netted with the equity component of the note in stockholders’ equity. We account for the cost of the capped calls as a reduction to additional paid-in capital.

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

Income Taxes

We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under U.S. GAAP we are allowed to make an accounting policy choice to either: (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into our measurement of our deferred taxes (the “deferred method”). We have elected to account for GILTI as a period cost in the year the tax is incurred. Accordingly, no GILTI-related deferred amounts were recorded. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. Valuation allowances are provided against net deferred tax assets when it is determined that it is more likely than not that the assets will not be realized. In assessing valuation allowances, we review historical and future expected operating results and other factors, including cumulative earnings experience, expectations of future taxable income by jurisdiction and the carryforward periods available for reporting purposes.

In the fourth quarter of fiscal 2020, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing net deferred tax assets. Due to our recent decrease in profitability, three-year cumulative loss position considering forecasts of future profitability and weighing all other positive and negative objective evidence, we determined that it is more likely than not that our domestic net deferred tax assets will not be realized, as such a valuation allowance against our domestic net deferred tax assets was established during the three months ended February 29, 2020. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Income (Loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes were $(0.2) million, $(0.4) million and $0.5 million in fiscal years 2020, 2019 and 2018, respectively.

Stock-Based Compensation

Our stock-based compensation expense resulting from grants of employee stock options, restricted stock and restricted stock units is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. We use the Black-Scholes option-pricing method for valuing stock options and shares granted under the employee stock purchase plan and recognize the expense over a requisite service (vesting) period using the straight-line method. Restricted stock units, or RSUs, are valued based on the fair value of our common stock on the date of grant. The measurement of stock-based compensation is based on several criteria such as the type of equity award, the valuation model used and associated input factors including the expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective and are determined based in part on management's judgment. We account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We are currently assessing the impact that adopting this new standard will have on our consolidated financial statements and footnote disclosures.

In August 2018, the FASB issued Accounting Standards Update 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 provide guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this update. We are required to adopt this standard on March 1, 2020, the beginning of our fiscal 2021. We do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. As a result, we will be required to use a forward-looking expected credit loss model for trade receivables. This pronouncement is effective for fiscal years beginning after December 15, 2019. We are required to adopt this standard on March 1, 2020, the beginning of our fiscal 2021. We do not anticipate this pronouncement will have a significant impact on our consolidated financial statements upon adoption.

Reclassifications

Certain prior year amounts in Note 1 related to disaggregated revenue for contracts have been reclassified to conform to the fiscal 2020 presentation, with no effect on total amount.

NOTE 2 – ACQUISITIONS

We acquired Tracker UK, LoJack Mexico and Synovia in February 2019, March 2019 and April 2019, respectively. The following are the final purchase price allocations as of February 29, 2020 for the three acquisitions (in thousands):

	Tracker UK		LoJack Mexico		Synovia
Purchase price		$13,097		$14,306		$29,500
Add debt paid at closing		-		-		20,296
Less cash acquired, net of debt assumed		(65)		(1,586)		(889)
Net cash paid		13,032		12,720		48,907
Less provisional amount of working capital claim against escrowed consideration		(973)		-		-
Net consideration		12,059		12,720		48,907
Add previously held interest		-		2,021		-
Fair value of net assets and liabilities assumed:
Current assets other than cash	$3,549		$4,537		$9,637
Property and equipment	1,008		3,652		24,840
Customer relationships	2,354		7,000		16,700
Trade name	2,354		-		1,600
Developed technology	1,830		-		3,800
Deferred tax assets	-		-		2,061
Other non-current assets	104		1,301		177
Current liabilities	(3,130)		(2,586)		(4,645)
Due to factors	-		-		(19,692)
Deferred revenue	(3,162)		(4,507)		(4,319)
Deferred tax liability	(874)		(943)		-
Other non-current liabilities	(270)		-		-
Total fair value of net assets acquired		3,763		8,454		30,159
Goodwill		$8,296		$6,287		$18,748

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the three acquisitions as we believe the extensive customer relationships with these businesses will expand our fleet management and vehicle safety services portfolio and increase our customer reach by gaining access to a base of high-value and low-churn subscribers in those geographic regions.

We incurred approximately $1.2 million for the acquisition of these entities in fiscal 2020 and $0.9 million in fiscal 2019. The acquisition-related costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the fiscal years ended February 29, 2020 and February 28, 2019 for the acquired companies is not disclosed as the results are not material to our consolidated financial statements.

Tracker Network (UK) Limited

Effective February 25, 2019, we acquired Tracker Network (UK) Limited, a LoJack licensee, for a total purchase price of £10.0 million, or approximately $13.0 million, which was funded from our cash on hand. As a result of the acquisition, Tracker UK became a wholly-owned subsidiary and was consolidated with our financial statements beginning February 25, 2019 as a component of our Software and Subscription Services reportable segment.

The goodwill arising from the acquisition of Tracker UK is not deductible for income tax purposes.

LoJack Mexico

On March 19, 2019, we acquired LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico will leverage our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. We purchased the remaining 87.5% of LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. Our previously held 12.5% equity interest in LoJack Mexico was determined to have a fair value of $2.0 million at acquisition date which resulted in a gain of $0.3 million, which was recorded as investment income in our consolidated statements of comprehensive income (loss) for the fiscal year ended February 29, 2020. LoJack Mexico is consolidated with our financial statements effective March 19, 2019 as a component of our Software & Subscription Services reportable segment.

The goodwill arising from the acquisition of LoJack Mexico is not deductible for income tax purposes.

Synovia

On April 12, 2019, we acquired Synovia, a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets, for a total cash purchase price of $49.8 million. The Synovia acquisition expands our fleet management and vehicle safety services portfolio as well as accelerates our transformation to high-value subscription based services. Synovia is consolidated with our financial statements effective April 12, 2019 as a component of our Software & Subscription Services reportable segment.

The goodwill arising from the acquisition of Synovia is deductible for income tax purposes.

NOTE 3 – CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Significant Customers

We sell telematics products to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows:

	Year Ended February 29/28,
	2020	2019	2018
Net sales:
Customer A	14%	15%	12%

	As of February 29/28,
	2020	2019	2018
Accounts receivable:
Customer A	19%	14%	15%
Customer B	8%	3%	13%

Customer B represents customers that are affiliated under common control.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. For the fiscal year ended February 29, 2020, four of our suppliers accounted for approximately 48% of our total inventory purchases and for the fiscal years ended February 28, 2019 and 2018, three of our suppliers accounted for approximately 57% and 58% of total inventory purchases, respectively. Some of these manufacturers accounted for more than 10% of accounts payable as follows:

	As of February 29/28,
	2020	2019	2018
Accounts Payable:
Supplier A	0%	30%	40%
Supplier B	11%	18%	16%
Supplier C	11%	0%	0%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the same terms from another supplier.

NOTE 4 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of February 29, 2020
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
		Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$31,895	$-	$31,895	$31,895	$-	$-
Level 1:
Money market funds	5,508	-	5,508	5,508	-	-
Mutual funds (1)	3,926	26	3,952	-	-	3,952
Level 2:
Repurchase agreements	60,000	-	60,000	60,000	-	-
Corporate bonds	10,001	-	10,001	10,001	-	-
Total	$111,330	$26	$111,356	$107,404	$-	$3,952

	As of February 28, 2019
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and	Short-Term
		Gains	Fair	Cash	Marketable	Other
	Cost	(Losses)	Value	Equivalents	Securities	Assets
Cash	$26,084	$-	$26,084	$26,084	$-	$-
Level 1:
Money market funds	154,428	-	154,428	154,428	-	-
Mutual funds (1)	6,023	390	6,413	-	-	6,413
International equities	296	(73)	223	-	-	223
Level 2:
Repurchase agreements	72,000	-	72,000	72,000	-	-
Corporate bonds	21,502	(2)	21,500	3,988	17,512	-
Total	$280,333	$315	$280,648	$256,500	$17,512	$6,636

(1)

Amounts represent various equities, bond and money market mutual funds held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of February 29, 2020, the cash surrender value of COLI was $2.2 million. See Note 9 for discussion of the deferred compensation plan.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	February 29/28,
	2020	2019
Accounts receivable	$75,344	$79,835
Allowance for doubtful accounts	(3,071)	(1,756)
	$72,273	$78,079

NOTE 6 – INVENTORIES

Inventories consist of the following (in thousands):

	February 29/28,
	2020	2019
Raw materials	$18,118	$14,141
Work in process	-	72
Finished goods	18,660	17,820
	$36,778	$32,033

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Useful	February 29/28,
	Life	2020	2019
Leasehold improvements	5 - 10 years	$9,425	$3,522
LoJack system components and law enforcement tracking units	7 to 10 years	17,096	20,326
Leased devices	2 to 5 years	30,646	-
Plant equipment and tooling	2 - 5 years	13,026	13,078
Office equipment, computers and furniture	3 - 5 years	11,598	11,553
Software	3 - 7 years	50,760	31,349
		132,551	79,828
Less accumulated depreciation and amortization		(81,079)	(58,641)
		51,472	21,187
Fixed assets not yet in service		4,406	5,836
		$55,878	$27,023

Depreciation expense was $19.7 million, $8.6 million, and $8.0 million in fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively.

A portion of the LoJack system components and law enforcement tracking units above represent the software development for and equipment attached to our tower infrastructure. During fiscal year ended February 29, 2020, we recorded impairment losses aggregating $0.5 million, which represented the net book value of tower equipment in various leases that were terminated or planned to be terminated. This impairment loss is included within the total Impairment loss shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Telematics Systems	Software & Subscription Services	Total
Balance as of February 28, 2019	$51,203	$29,602	$80,805
Acquisition of Tracker, Synovia and LoJack Mexico	-	25,810	25,810
Effect of exchange rate change on goodwill	-	(280)	(280)
Balance as of February 29, 2020	$51,203	$55,132	$106,335

Other intangible assets are comprised as follows (in thousands, except years):

		Gross				Accumulated Amortization			Effect of Foreign Currency Translation	Net
	Useful	Feb. 28,	Addi-	Impair-	Feb. 29,	Feb. 28,		Feb. 29,	Feb. 29,	Feb. 28,	Feb. 29,
	Life	2019	tions	ment	2020	2019	Expense	2020	2020	2019	2020
Developed technology	2-7 years	$23,603	3,800	-	$27,403	$18,253	3,184	$21,437	$(40)	$5,350	$5,926
Tradenames	10 years	40,091	1,600	(11,540)	30,151	12,644	3,659	16,303	(58)	27,447	13,790
Customer lists	4-7 years	25,304	-	-	25,304	21,307	1,596	22,903	-	3,997	2,401
Dealer and customer relationships	7-12 years	16,850	23,700	(6,194)	34,356	6,908	3,845	10,753	(217)	9,942	23,386
Patents	5 years	589	-	-	589	160	37	197	-	429	392
		$106,437	$29,100	$(17,734)	$117,803	$59,272	$12,321	$71,593	$(315)	$47,165	$45,895

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. In the fourth quarter of fiscal 2020, we determined that the prolonged secular decline in legacy LoJack US SVR products revenue coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. As a result, we performed an assessment of the carrying amount of the related intangible assets supporting these products including the LoJack tradename and dealer and customer relationships. Our assessment of the future cash flows generates by these assets concluded that an impairment loss was present. For the fiscal year ended February 29, 2020, we recorded an impairment loss aggregating $17.7 million, which was attributable to $11.5 million of the LoJack Tradename and $6.2 million of US Dealer relationships. This impairment loss is included within the total Impairment loss shown separately in operating expenses in our consolidated statement of comprehensive income (loss).

Amortization expense of intangible assets was $12.3 million, $11.4 million and $15.0 million in fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively.

Estimated future amortization expense as of February 29, 2020 is as follows (in thousands):

2021	$7,625
2022	5,990
2023	5,771
2024	4,539
2025	4,410
Thereafter	17,560
$45,895

NOTE 9 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 29/28,
	2020	2019
Deferred product cost	$7,818	$10,094
Deferred compensation plan assets	6,041	6,413
Lease receivables, non-current	5,992	-
Prepaid commissions	2,318	-
Other	2,599	6,003
	$24,768	$22,510

We have a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or another date specified by them in accordance with the plan. We are funding the plan obligations through cash deposits to a Rabbi Trust that are invested in various equity, bond, COLI and money market mutual funds in generally the same proportion as investment elections made by the participants. The deferred compensation plan liability is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

In September 2015, we invested $2.2 million for a 49% minority ownership interest in Smart Driver Club Limited (“Smart Driver Club”), a technology and insurance startup company located in the United Kingdom. This investment was accounted for under the equity method since we had significant influence over the investee. Since September 2015 through March 2019, we made loans aggregating $8.0 million. We recognized equity in net loss of $5.3 million. As of February 28, 2019, we determined that this equity method investment was subject to other than temporary impairment. This decision was dictated by the continuing operating losses and deteriorating liquidity position of Smart Driver Club. Accordingly, we recorded an impairment charge of $5.0 million in fiscal 2019 and $0.5 million in March 2019.

NOTE 10 – FINANCING ARRANGEMENTS

Balances attributable to our financing arrangements consist of the following (in thousands):

	Maturity	Effective	February 29/28,
	Date	Interest Rate	2020	2019
2020 Convertible Notes, 1.625% fixed rate	May 15, 2020	6.20%	$27,599	$122,527
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	14,371	-
Total term debt			271,970	352,527
Unamortized discount and issuance costs			(61,763)	(76,622)
Less: current portion of long-term term debt			(33,119)	-
Long-term debt, net of current portion			$177,088	$275,905

The effective interest rates for the convertible notes include the interest on the notes and debt discount. As of February 29, 2020 and February 28, 2019, the fair value of the convertible notes, based on Level 2 inputs, was $225 million and $303 million, respectively.

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings of up to $50 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at either a LIBOR-based variable rate plus an applicable margin, or at the greater of the Prime Rate, the NYFRB Rate plus an applicable margin rate and one-month LIBOR-based variable rate plus an applicable margin rate (each as defined in the Credit Agreement) determined based on our senior leverage ratio from time to time. The net proceeds available under the revolving credit facility can be used for working capital and general corporate purposes. There were no borrowings outstanding under this revolving credit facility at February 29, 2020.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of February 29, 2020, we were in compliance with our covenants under the revolving credit facility.

Convertible Senior Unsecured Notes

We have two outstanding convertible senior unsecured notes – a $27.6 million aggregate principal amount of convertible senior unsecured notes due in May 2020 (“2020 Convertible Notes”) and a $230.0 million aggregate principal amount of convertible senior unsecured notes due in August 2025 (“2025 Convertible Notes”, and collectively with the 2020 Convertible Notes, the “Notes”). The Notes are carried at their principal face amount, less unamortized debt discount and issuance costs, and are not carried at fair value at each period end.

Accounting guidance requires that convertible debt that can be settled for cash be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component is generally determined using a discounted cash flow analysis, in which the projected interest and principal payments are discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. The amounts recorded in additional paid-in capital is not to be remeasured as long as the embedded conversion option continues to meet the conditions for equity classification. As of February 29, 2020, the Notes continue to meet the conditions for equity classification.

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

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount of the 2020 Convertible Notes. The 2020 Convertible Notes are senior unsecured obligations and bear interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year. The 2020 Convertible Notes mature on May 15, 2020 and we expect to repay the outstanding amount in cash. As of February 29, 2020, none of the holders of the 2020 Convertible Notes elected to convert the Notes into common stock as our shares have been trading under the initial conversion price.

In July, 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase was accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value of the liability of $47.6 million and the equity component of $6.1 million. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. We also received proceeds of $3.1 million from the unwinding of the note hedge and warrants, which was recorded as additional paid-in capital.

In October and November 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. The repurchase is accounted for as an extinguishment of debt. The entire repurchase price of $94.7 million was considered as the fair value of the liability as the equity component was de minimis. The fair value of the liability was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $92.3 million, resulting in a loss on extinguishment of debt of $2.4 million.

2025 Convertible Notes

On July 20, 2018, we issued $230.0 million aggregate principal amount of the 2025 Convertible Notes. These notes were issued under an indenture, dated July 20, 2018 (the “2025 Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee.

The proceeds from the sale of the 2025 Convertible Notes were $222.7 million, after deducting issuance costs of $7.3 million. We initially used approximately $90.0 million of the net proceeds from this offering to (i) pay the cost of the capped call transactions of $21.2 million; (ii) repurchase shares of our common stock of approximately $15.0 million; and (iii) repurchase in privately negotiated transactions approximately $50 million principal of our outstanding 2020 Convertible Notes for approximately $53.8 million.

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

Upon the occurrence of a “make-whole fundamental change”, we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change”, holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of February 29, 2020, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

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

We elected to integrate the note hedges and capped call with the Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the cost of the note hedges and capped call will be deductible for income tax purposes as original issue discount interest over the term of Notes.

Synovia Revenue Assignments

In conjunction with the acquisition of Synovia on April 12, 2019, we assumed the rights and obligations under certain revenue assignment arrangements with several financial institutions (the “Factors”). Pursuant to the terms of the arrangements, Synovia sold to the Factors rights to all future revenues of certain subscription contracts on a non-recourse basis for credit approved accounts. The sales price paid represents a percentage of the total contract value (generally 80%) due to Synovia at the beginning of the contract, with the total customer contract balance to be paid by the customers to the Factors over the contract period. The cost of the transaction was recorded as a contra-liability, and was recognized as interest expense over the term of the subscription contract using the effective interest method, while the assigned customer obligation is amortized to subscription revenues using the straight-line method.

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our consolidated balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million will be amortized under the interest method. During fiscal year ended February 29, 2020, we recognized $0.7 million of interest expense related to this debt. The non-cash revenues recognized from this arrangement of $6.8 million are included as a non-cash activity in our consolidated statements of cash flows for fiscal year ended February 29, 2020.

Paycheck Protection Program

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. At the time we applied for the PPP loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

NOTE 11 – RESTRUCTURING CHARGES

In fiscal 2019, we commenced a plan (the “Plan”) to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our Plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $12.4 million, comprised primarily of $6.8 million in severance and employee related costs, $5.6 million for vacant office and manufacturing facility. Restructuring charges related to vacant office and manufacturing facility space were due primarily to the vacancy in Canton, Massachusetts of $3.3 million. Substantially all charges related to severance and employee costs were under the Telematics Systems reportable segment. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our consolidated balance sheet.

For fiscal year ended February 29, 2020, total restructuring charges were $4.4 million, comprised of $2.5 million in severance and employee related costs and $1.9 million for manufacturing facility. Substantially all charges were recorded under the Telematics Systems reportable segment. The impairment of $1.2 million for the vacant office space was recorded as a reduction of Operating lease right-of-use assets in our consolidated balance sheet as of February 29, 2020. The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our consolidated balance sheets as of February 29, 2020 and February 28, 2019.

The following table summarizes the charges resulting from the implementation of the restructuring plan for the fiscal years ended February 29, 2020 and February 28, 2019 (in thousands):

	Years ended February 29/28,
	2020			2019
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$493	$1,853	$2,346	$1,585	$1,001	$2,586
Research and development	222	-	222	412	803	1,215
Selling and marketing	601	-	601	1,228	1,388	2,616
General and administrative	1,231	-	1,231	1,050	548	1,598
Total	$2,547	$1,853	$4,400	$4,275	$3,740	$8,015

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2018	$—	$—	$—
Charges	4,275	3,740	8,015
Payments	(1,496)	(763)	(2,259)
Restructuring liabilities as of February 28, 2019	$2,779	$2,977	$5,756
Cease-use liability reclassified as reduction of Operating lease right-of-use assets	-	(2,977)	(2,977)
Charges	2,547	644	3,191
Payments	(2,943)	(285)	(3,228)
Restructuring liabilities as of February 29, 2020	$2,383	$359	$2,742

The anticipated rent payments for the ceased-use leased facilities will be made through December 2025.

NOTE 12 – LEASES

On March 1, 2019, we adopted Accounting Standard Codification 842, Leases. We applied the transition requirements on the adoption date, rather than at the beginning of the earliest comparative period presented. In addition, we elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes.

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

During the third quarter of fiscal 2020, we identified certain immaterial adjustments related to amounts recorded for the adoption of ASC 842. The revised amounts for ROU assets and lease liabilities as of March 1, 2019 are $25.6 million and $29.1 million, respectively.

The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

	Classification	February 29, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,626

Liabilities
Operating lease liabilities (current)	Other current liabilities	$4,662
Operating lease liabilities (noncurrent)	Operating lease liabilities	24,279
Total lease liabilities		$28,941

As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our consolidated balance sheet. During fiscal year ended February 29, 2020, we further impaired our operating lease right-of-use assets for the Canton facility by $1.2 million and recorded as a restructuring cost.

Additionally, we also recorded an impairment loss aggregating $0.6 million, which represented total operating lease right-of-use assets from various tower leases that were terminated or planned to be terminated as of February 29, 2020. This impairment loss is included within the total Impairment loss shown in the operating expenses in our consolidated statement of comprehensive income (loss).

Lease Costs

The following lease costs were included in our consolidated statements of comprehensive income (loss) as follows (in thousands):

Year Ended February 29, 2020
Operating lease cost	$6,497
Short-term lease cost	848
Variable lease cost	315
Total lease cost	$7,660

Supplemental Information

The table below presents supplemental information related to operating leases during the fiscal year ended February 29, 2020 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$6,624
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,071
Weighted average remaining lease term	7.3 years
Weighted average discount rate	5.45%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of February 29, 2020 (in thousands):

2021	$6,087
2022	5,485
2023	5,342
2024	5,076
2025	3,554
Thereafter	9,952
Total minimum lease payments	35,496
Less imputed interest	(6,555)
Present value of future minimum lease payments	28,941
Less current obligations under leases	(4,662)
Long-term lease obligations	$24,279

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of February 28, 2019, were as follows (in thousands):

2020	$7,565
2021	6,386
2022	6,242
2023	6,199
2024	6,126
Thereafter	7,659
Total minimum lease payments	$40,177

NOTE 13 – INCOME TAXES

Our income (loss) before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Domestic	$(59,133)	$21,367	$13,898
Foreign	813	2,488	14,811
Total income (loss) before income taxes and equity in net loss of affiliate	$(58,320)	$23,855	$28,709

The components of income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Current:
Federal	$-	$404	$(412)
State	(273)	(256)	(694)
Foreign	(1,629)	(62)	(2,204)
Total current	(1,902)	86	(3,310)
Deferred:
Federal	(12,852)	(2,015)	(6,156)
State	(10,645)	(1,183)	(1,458)
Foreign	4,945	4,442	243
Total deferred	(18,552)	1,244	(7,371)
Income tax benefit (provision)	$(20,454)	$1,330	$(10,681)

The income tax benefit (provision) differs from the amount obtained by applying the statutory rate as follows (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Income tax benefit (provision) at U.S. statutory federal rate	$12,248	$(5,010)	$(9,400)
State income tax benefit (provision), net of federal income tax effect	1,218	(1,300)	(574)
Foreign taxes benefit (provision)	(50)	(31)	2,923
Impact of tax reform	-	-	(8,955)
U.S. taxes on foreign income	(571)
Valuation allowance reductions (increases)	(34,631)	5,915	3,046
Research and other tax credits	2,594	1,658	1,034
Tax benefits on vested and exercised equity awards	(606)	-	937
Other, net	(656)	98	308
Total income tax benefit (provision)	$(20,454)	$1,330	$(10,681)

The components of net deferred income tax assets for income tax purposes are as follows (in thousands):

	February 29/28,
	2020	2019
Net operating loss carryforwards	$22,500	$19,269
Depreciation, amortization and impairments	(10,528)	(11,945)
Research and development credits	20,603	19,189
Stock-based compensation	2,556	2,783
Other tax credits	2,172	1,018
Capitalized research costs	3,389	-
Lease liabilities	7,455	-
Payroll and employee benefit accruals	2,077	2,220
Allowance for doubtful accounts	965	454
Other accrued liabilities	4,887	6,208
Convertible debt	(9,477)	(10,822)
Other, net	3,276	4,218
Gross deferred tax assets	49,875	32,592
Valuation allowance	(45,560)	(10,929)
Net deferred tax assets	$4,315	$21,663

Reported as:
Deferred tax assets	$4,437	$22,626
Deferred tax liabilities	(122)	(963)
Net deferred tax assets	$4,315	$21,663

As of February 29, 2020, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in U.S. and certain non-U.S. jurisdictions for which we cannot assert that they are more likely than not going to be realized. For the fiscal year ended February 29, 2020, we considered positive and negative evidence, in assessing our ability to realize our domestic net deferred tax assets and concluded that it is more likely than not that our domestic net deferred tax assets will not be realized. As such, we increased the valuation allowance against our domestic net deferred tax asset by approximately $33.0 million. For the fiscal year ended February 29, 2020, we increased the non-US valuation allowance against our net deferred tax assets related to net operating loss carryforwards by approximately $1.6 million. The amount of the net deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

At February 29, 2020, we had net operating loss carryforwards of approximately $38.9 million, $36.8 million and $35.4 million for federal, state and foreign purposes, respectively, expiring at various dates through fiscal 2039. Approximately $18.5 million of foreign net operating loss carryforwards do not expire. The federal net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If substantial changes in our ownership were to occur, there may be certain annual limitations on the amount of the NOL carryforwards that can be utilized.

As of February 29, 2020, we had R&D tax credit carryforwards of $9.8 million and $9.8 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through 2039. A substantial portion of the state R&D tax credits have no expiration date. As of February 29, 2020, we had foreign tax credit carryforwards of $1.9 million for federal income tax purposes which expire beginning in fiscal 2022 through fiscal 2030.

We accounted for stock-based compensation pursuant to ASU 2016-09 and we have tax deductions on exercised stock options and vested restricted stock awards that did not exceed stock compensation expense amounts recognized for financial reporting purposes in fiscal 2020. The gross shortfall was $2.4 million in fiscal year 2020. In fiscal 2019 and 2018, there were excess tax deductions of $2.9 million and $2.6 in fiscal years 2019 and 2018, respectively. Under ASU 2016-09, all excess tax benefits and tax deficiencies are recognized in the income statement as they occur. We follow ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on our evaluation of our income tax positions that we have uncertain tax benefit of $2.2 million, $3.2 million and $1.0 million at February 29, 2020, February 28, 2019 and 2018, respectively, for which we have not yet recognized an income tax benefit for financial reporting purposes.

At February 29, 2020, we decreased the uncertain tax benefits related to certain foreign net operating loss carryforwards and domestic tax credits by $0.9 million and $0.1 million, respectively. At February 28, 2019, we increased the uncertain tax benefits related to certain foreign net operating loss carryforwards. Such deferred tax assets were previously offset by a valuation allowance so that the increase in the unrecognized tax benefit coupled with the reduction of the valuation allowance on such net operating losses did not result in an income tax expense during the current fiscal year. If total uncertain tax benefits were realized in a future period, it would result in a tax benefit of $2.2 million. As of February 29, 2020, our liabilities for uncertain tax benefits were netted against our deferred tax assets on our consolidated balance sheet. It is reasonably possible the amount of unrecognized tax benefits could be reduced within the next 12 months by at least $0.5 million.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. No amounts of interest and/or penalties have been accrued as of February 29, 2020.

	Year Ended February 28/29,
	2020	2019	2018
Gross amounts of unrecognized tax benefits as of the beginning of the period	$3,201	$1,029	$1,029
Increases related to prior period tax positions	-	2,241	-
Decreases related to prior period tax positions	(1,029)	(69)	-
Increases related to current period tax positions	-	-	-
Settlements	-	-	-
Gross amounts of unrecognized tax benefits as of the end of the period	$2,172	$3,201	$1,029

We file income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil, Mexico, Japan, Hong Kong and New Zealand. Certain income tax returns for the years 2015 through 2018 remain open to examination by U.S. federal and state tax authorities. To the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Our tax returns in the foreign jurisdictions remain open for examination for varying years by jurisdiction with certain jurisdictions being open for examination from 2014 to the present.

In fiscal 2019, we considered the earnings of our Irish subsidiary not to be indefinitely reinvested and we recorded a state income tax expense of approximately $0.3 million related to outside basis differences. We continue to assert our intention to indefinitely reinvest foreign earnings in all other remaining non-U.S. subsidiaries and accordingly, recorded no deferred income taxes on outside basis differences.

NOTE 14 – STOCKHOLDERS' EQUITY

Stock Repurchase

We repurchased our common stock under share repurchase programs approved by our Board of Directors. The following table contains information with respect to these repurchases:

Fiscal Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchased
Fiscal 2019	2,496,422	$19.63	$49,000,000

There were no repurchases for the fiscal years ended February 28, 2018 and February 29, 2020.

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. There are two enrollment periods each year that commence on February 1st and August 1st and lasts for six months. Stock-based compensation expense related to the ESPP Plan for the year ended February 29, 2020 was $0.5 million and de minimis for the year ended February 28, 2019.

Stock-Based Compensation

Our Board of Directors adopted the 2004 Incentive Stock Plan (the 2004 Plan) effective July 30, 2004, which provides for the granting of qualified and nonqualified stock options, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock to employees and directors. The primary purpose of the 2004 Plan is to enhance our ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock options under the 2004 Plan will have a term of not more than 10 years and the vesting of the awards will be at the discretion of the Compensation Committee of the Board of Directors but is not expected to exceed four years. We treat equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the requisite service period of the entire award. As of February 29, 2020, there were 482,871 award units in the 2004 Plan that were available for grant.

The following table summarizes our stock option activity (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2017	955	$8.60	5.5
Granted	165	19.31
Exercised	(140)	2.36
Forfeited or expired	-	-
Outstanding at February 28, 2018	980	$11.29	5.9
Granted	140	23.08
Exercised	(66)	1.87
Forfeited or expired	-	-
Outstanding at February 28, 2019	1,054	$13.44	5.8
Granted	171	11.11
Exercised	(154)	2.44
Forfeited or expired	-	-
Outstanding at February 29, 2020	1,071	$14.65	6.2	$850

Exercisable at:
February 28, 2018	590	$7.54	4.1	$9,349
February 28, 2019	698	$10.22	4.4	$3,360
February 29, 2020	633	$13.21	4.7	$850

	Year ended February 28/29,
	2020	2019	2018
Weighted average grant date fair value of stock options granted during the year	$4.82	$11.94	$10.20

We use the Black-Scholes-Merton option pricing model for valuation of stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions:

	Year Ended February 29/28,
Black-Scholes Valuation Assumptions	2020	2019	2018
Expected life (years)	6	2 - 6	6
Expected volatility	43%	36% - 43%	46%
Risk-free interest rates	1.9%	2.5% - 2.9%	2.0%
Expected dividend yield	0%	0%	0%

For the years ended February 29, 2020, February 28, 2019 and 2018, the expected life of options was determined using historical experience of our stock option grants and forfeiture activities. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate is based on the implied yield currently available on U.S. Treasuries with terms which approximate the expected life of the stock options.

Changes in our outstanding restricted stock shares, PSUs and RSUs for the fiscal years ended February 29, 2020, February 28, 2019 and 2018 were as follows (shares in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2017	1,239	$15.94
Granted	770	19.55
Vested	(399)	15.92	133
Forfeited	(176)	17.34
Outstanding at February 28, 2018	1,434	$17.72
Granted	787	22.05
Vested	(478)	17.32	162
Forfeited	(236)	19.59
Outstanding at February 28, 2019	1,507	$19.77
Granted	1,597	11.28
Vested	(521)	18.67	177
Forfeited	(368)	16.27
Outstanding at February 29, 2020	2,215	$14.47

Stock-based compensation expense is included in the following captions of the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Cost of revenues	$675	$723	$653
Research and development	2,458	2,061	1,471
Selling and marketing	3,255	2,863	2,314
General and administrative	6,033	5,382	4,860
	$12,421	$11,029	$9,298

As of February 29, 2020, there was $26.3 million of unrecognized stock-based compensation cost related to non-vested equity awards, which is expected to be recognized over a weighted-average remaining vesting period of 3.4 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

The aggregate fair value of stock options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $9.6 million, $8.6 million and $6.9 million for fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively. In connection with these equity awards, the excess stock compensation tax deductions were $0, $2.9 and $2.6 million for fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively.

NOTE 15 – EARNINGS (LOSS) PER SHARE

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

	Year Ended February 29/28,
	2020	2019	2018
Net income (loss)	$(79,304)	$18,398	$16,617
Basic weighted average number of common shares outstanding	33,670	34,589	35,250
Effect of stock options and restricted stock units computed on treasury stock method	-	705	889
Diluted weighted average number of common shares outstanding	33,670	35,294	36,139
Earnings (loss) per share:
Basic	$(2.36)	$0.53	$0.47
Diluted	$(2.36)	$0.52	$0.46

All outstanding stock options and restricted stock-based awards in the amount of 0.9 million and 0.7 million, respectively, were excluded from the computation of diluted earnings per share for the fiscal year ended February 29, 2020 because the effect of inclusion would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 1.9 million and 0.2 million for the fiscal years ended February 28, 2019 and 2018, respectively, were excluded from the calculations of diluted earnings per share for the years then ended.

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

NOTE 16 – COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in our accumulated other comprehensive income (loss) for the fiscal years ended February 29, 2020, February 28, 2019 and 2018 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 28, 2017	(506)	(35)	(541)
Other comprehensive income (loss), net of tax	(122)	464	342
Balances at February 28, 2018	(628)	429	(199)
Other comprehensive income (loss), net of tax	(33)	(429)	(462)
Balances at February 28, 2019	(661)	$-	(661)
Other comprehensive income (loss), net of tax	(714)	-	(714)
Balances at February 29, 2020	$(1,375)	$-	$(1,375)

NOTE 17 – EMPLOYEE RETIREMENT PLAN

We maintain a 401(k) defined-contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The current matching contribution to the plan is equal to 100% of the first 3% of participants’ compensation contribution plus 50% of the next 2% contributed by the participant. We recorded expense for the matching contributions of $2.1 million, $2.1 million and $2.0 million in fiscal years ended February 29, 2020, February 28, 2019 and 2018, respectively.

NOTE 18 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 29/28,
	2020	2019
Operating lease liabilities	$4,662	$-
Litigation reserve	1,500	1,500
Customer deposits	1,377	546
Warranty reserves	987	1,398
Other	7,627	7,178
	$16,153	$10,622

Other non-current liabilities consist of the following (in thousands):

	February 29/28,
	2020	2019
Deferred revenue	$27,452	$27,106
Deferred compensation plan liability	5,919	6,409
Accrued restructuring costs	-	2,175
Deferred tax liability	122	963
Deferred rent	-	365
Other	1,551	1,458
	$35,044	$38,476

Supplemental Income Statement Information

Interest expense consists of the following (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$1,464	$2,308	$2,806
Amortization of discount and issuance costs	4,336	6,484	7,472
	5,800	8,792	10,278
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	4,613	2,811	-
Amortization of discount and issuance costs	8,750	4,980	-
	13,363	7,791	-
Other interest expense	933	143	2
Total interest expense	$20,096	$16,726	$10,280

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes. The following is our supplemental schedule of cash payments for interest and income taxes and non-cash investing and financing activities (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Cash payments for interest and income taxes:
Interest expense paid	$6,762	$5,057	$2,844
Income tax paid, net of refunds	$220	$964	$3,498
Non-cash investing and financing activities:
Accrued liability for capital expenditures	$(283)	$881	$-
Conversion of receivables to equity investment	$-	$300	$2,674

Valuation and Qualifying Accounts

Following is our schedule of valuation and qualifying accounts for the last three years (in thousands):

	Balance at beginning of year	Charged (credited) to costs and expenses	Deductions	Other	Balance at end of year
Allowance for doubtful accounts:
Fiscal 2018	962	685	(461)	-	1,186
Fiscal 2019	1,186	1,230	(660)	-	1,756
Fiscal 2020	1,756	2,989	(1,674)	-	3,071
Warranty reserve:
Fiscal 2018	6,518	1,331	(2,115)	-	5,734
Fiscal 2019	5,734	1,126	(5,462)	-	1,398
Fiscal 2020	1,398	729	(1,140)		987
Deferred tax assets valuation allowance:
Fiscal 2018	6,587	-	(4,835)	15,092	16,844
Fiscal 2019	16,844	799	(6,714)	-	10,929
Fiscal 2020	10,929	34,631	-	-	45,560

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Omega patent infringement claim

On May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial in response to the patent infringement lawsuit filed by Omega Patents, LLC (“Omega”) that was decided against us in 2016. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 was reversed as of our fiscal year-end. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive income (loss) for the fiscal year ended February 28, 2019.

The new trial began on September 23, 2019 in the U.S. District Court for the Middle District of Florida (“Trial Court”), and on September 30, 2019, the jury determined that the Company infringed two of the four patents; however, the jury found that there was no willful infringement. On the first patent (U.S. Pat. No. 7,671,727), the jury found only one unit infringed, and assessed $1 in damages. On the second patent (U.S. Pat. No. 8,032,278), the jury found direct infringement and awarded damages at a rate of $5 per unit, for total damages of approximately $4.6 million. On November 26, 2019 the Trial Court entered judgment, awarding Omega damages of $4.6 million, together with pre-judgment interest in the amount of $0.8 million through September 30, 2019. We filed motions with the Trial Court seeking judgment as a matter of law (“JMOL”) in our favor and, alternatively, a new trial. On March 20, 2020, the Trial Court denied our motion for JMOL, a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs.  On April 30, 2020, we filed a notice of appeal at the Federal Circuit. Also on April 30, 2020, Omega filed notices of cross-appeal at the Federal Circuit.

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

In connection with this claim, we have accrued our best estimate of the probable liability based on reasonable royalty rates for similar technologies. It is reasonably possible that the judgement and amounts described above could be upheld, which would exceed the amounts we have accrued.

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

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), an international licensee of LoJack located in South Africa, commenced arbitration proceedings against LoJack Ireland by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleged breaches of the license agreement as well as misrepresentations and violation of Massachusetts General Laws chapter 93A. Tracker was seeking various relief, including monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack Ireland filed its response to Tracker’s notice, denying their allegations and filing counterclaims against Tracker for material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal was selected and the arbitration was conducted in March 2018 with closing arguments heard on June 25, 2018. On December 6, 2018, the arbitral tribunal issued its confidential final ruling by awarding $6.2 million to Tracker, which was paid on December 18, 2018. In connection with this legal matter, we accrued a contingent liability of $4.0 million and therefore the net effect of the final award is recorded in General & Administrative expenses in our consolidated statements of comprehensive income (loss) for the fiscal year ended February 28, 2019.

At this time, we believe that all outstanding legal matters related to the EVE and Tracker matters are complete.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, we may receive claims concerning contract performance or claims that our products or services infringe the intellectual property of third parties which are in the ordinary course of business. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of such matters existing at the present time would have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

NOTE 20 – SEGMENT AND GEOGRAPHIC DATA

We operate under two reportable segments: Telematics Systems and Software & Subscription Services. Our organizational structure is based on a number of factors that our former CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include customer base, homogeneity of products, and technology for the fiscal years presented.

Our Telematics Systems segment offers a portfolio of wireless data communications products, which includes asset tracking units, SVR units in the U.S., mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Systems segment revenues consist primarily of stand-alone product sales.

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues includes SaaS, professional services, devices sold with monitoring services and amortization of revenues and costs for customized devices functional only with application subscriptions that are not sold separately.

Information by business segment is as follows (in thousands):

	Year ended February 29, 2020
	Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$241,212	$124,895		$366,107
Gross profit	$86,558	$56,745		$143,303
Gross margin	35.9%	45.4%		39.1%
Adjusted EBITDA	$19,682	$21,747	$(4,528)	$36,901

	Year ended February 28, 2019
	Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$287,370	$76,430		$363,800
Gross profit	$110,542	$37,222		$147,764
Gross margin	38.5%	48.7%		40.6%
Adjusted EBITDA	$40,821	$13,093	$(5,699)	$48,215

	Year ended February 28, 2018
	Operating Segments
	Telematics Systems	Software & Subscription Services	Corporate Expenses	Total
Revenues	$302,126	$63,786		$365,912
Gross profit	$120,774	$30,116		$150,890
Gross margin	40.0%	47.2%		41.2%
Adjusted EBITDA	$48,943	$8,233	$(4,794)	$52,382

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These unallocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based primarily on revenue and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our operating segments. We define Adjusted EBITDA as earnings before investment income, interest expense, taxes, depreciation, amortization and stock-based compensation, impairment loss and other adjustments as identified below. The adjustments to our financial results prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
Net income (loss)	$(79,304)	$18,398	$16,617
Investment income	(4,497)	(5,258)	(2,256)
Interest expense	20,096	16,726	10,280
Income tax provision (benefits)	20,454	(1,330)	10,681
Depreciation and amortization	31,987	20,016	22,957
Stock-based compensation	12,421	11,029	9,298
Impairment loss and equity in net loss of affiliate	530	6,787	1,411
Loss on extinguishment of debt	2,408	2,033	-
Acquisition and integration related expenses	2,210	935	-
Non-recurring legal expenses, net of reversal of litigation provision	6,213	(11,020)	10,738
Gain on LoJack battery performance legal Settlement	-	(18,333)	(28,333)
Restructuring	4,400	8,015	-
Impairment loss	19,143	-	-
Other	840	217	989
Adjusted EBITDA	$36,901	$48,215	$52,382

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities.

We do not have significant long-lived assets outside the United States.

Revenue by geographic area are as follows (in thousands):

	Year Ended February 29/28,
	2020	2019	2018
United States	$266,413	$268,453	$265,613
Europe, Middle East and Africa	55,185	49,496	45,830
South America	21,235	15,134	20,699
Asia and Pacific Rim	9,166	13,958	12,873
All other	14,108	16,759	20,897
	$366,107	$363,800	$365,912

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in fiscal years ended February 29, 2020, February 28, 2019 and 2018.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2020 and 2019 (in thousands, except percentages and per share data). The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We derived this data from the unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

	Fiscal 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$89,070	$93,236	$96,597	$87,204	$366,107
Gross profit	35,411	37,670	36,884	33,338	143,303
Gross margin	39.8%	40.4%	38.2%	38.2%	39.1%
Net income (loss)	(8,693)	(7,369)	(7,415)	(55,827)	(79,304)
Earnings (loss) per diluted share	$(0.26)	$(0.22)	$(0.22)	$(1.65)	$(2.36)

	Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$94,888	$96,037	$88,495	$84,380	$363,800
Gross profit	38,091	39,821	36,381	33,471	147,764
Gross margin	40.1%	41.5%	41.1%	39.7%	40.6%
Net income (loss)	8,511	(854)	(522)	11,263	18,398
Earnings (loss) per diluted share	$0.23	$(0.02)	$(0.02)	$0.33	$0.52

The net loss in fiscal 2020 fourth quarter included a $19.1 million impairment loss from long-lived assets and ROU assets and a $34.6 million increase of the valuation allowance against our net deferred tax assets. The impairment loss is described in Note 1 – Description of Business and Summary of Significant Accounting Policies. The increase of the valuation allowance is described in Note 13 – Income Taxes.

The net loss in fiscal 2020 third quarter included a loss of $2.4 million from extinguishment of debt. The loss was described in Note 10 – Financing Arrangements.

The net income (loss) in the fiscal 2019 first, third and fourth quarter included a gain from legal settlement of $13.3 million, $2.5 million and $2.5 million, respectively. Substantially all of the previously reserved legal provision of $19.1 million as of November 30, 2018 relating to an alleged patent infringement was reversed in the fourth quarter of fiscal 2019. These matters are described in Note 19 – Commitments and Contingencies. The net loss in fiscal 2019 second quarter included a loss of $2.0 million from extinguishment of debt. The loss on extinguishment is described in Note 10 – Financing Arrangements. As of February 28, 2019, we determined that our investment in Smart Driver Club was subject to other than temporary impairment of $5.0 million, which is reported as part of equity in net loss of affiliate and related impairment loss in our consolidated statement of comprehensive income (loss). The impairment is described in Note 9 – Other Assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 29, 2020, that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that as of February 29, 2020 our internal control over financial reporting is effective based on those criteria.

In March and April 2019, we acquired Car Track, S.A. de C.V. (“LoJack Mexico”) and Synovia Solutions (“Synovia”), respectively, whose financial statements constitute 9% and 2% of total assets, respectively, 9% and 3% of revenues, respectively, of the consolidated financial statements of the Company as of and for the year ended February 29, 2020. As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded both LoJack Mexico and Synovia from our assessment of the effectiveness of our internal control over financial reporting for the fiscal year ended February 29, 2020.

The effectiveness of our internal control over financial reporting as of February 29, 2020 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system. The ERP system is being implemented in phases throughout fiscal 2020 and continuing into fiscal 2021. The first phase was completed during the second quarter of fiscal 2020. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of CalAmp Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CalAmp Corp. and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 29, 2020, of the Company and our report dated May 5, 2020 expressed an unqualified opinion on those financial and included explanatory paragraphs regarding the Company’s adoption of Accounting Standards Update 2016-02, Leases, in the fiscal year ended February 29, 2020 and the Company’s adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, in the fiscal year ended February 28, 2019.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Synovia Solutions (“Synovia”) and Car Track, S.A. de C.V. (“LoJack Mexico”), which were acquired in March 2019 and April 2019, respectively, and whose financial statements constitute 9% and 2% of total assets, respectively, 9% and 3% of revenues, respectively, of the consolidated financial statements of the Company as of and for the year ended February 29, 2020. Accordingly, our audit did not include the internal control over financial reporting for Synovia and LoJack Mexico.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Costa Mesa, CA

May 5, 2020

ITEM 9B.OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On April 21, 2020, our Board of Directors, upon the recommendation of the Compensation Committee, established the target bonuses and performance goals under the fiscal 2021 executive officer incentive compensation plan. The individuals covered by the fiscal 2021 executive officer incentive compensation plan are:

•	Kurtis Binder	Executive Vice President, Chief Financial Officer
•	Arym Diamond	Senior Vice President, Chief Revenue Officer
•	Anand Rau	Senior Vice President, Engineering

Messrs. Binder, Diamond and Rau are eligible for target bonuses of up to 75%, 100% and 50%, respectively, of their annual salaries. The target bonus amounts for all executive officers are based on us attaining certain levels of consolidated revenue, consolidated earnings before interest, taxes, depreciation, amortization and certain other adjustments (Adjusted EBITDA) and their individual performance targets for the first six months of fiscal 2021. The performance targets for the second half of fiscal 2021 have not been determined.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	The following consolidated financial statements of CalAmp Corp. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

2.	Financial Statements Schedules:

Schedule II – Valuation and Qualifying Accounts information is included in Note 18 to the consolidated financial statements which are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended August 31, 2014).

3.2	Amended and restated bylaws of the Company.

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

4.4	Form of 2.00% Convertible Senior Notes due August 1, 2025 (incorporated by reference as Exhibit A to Exhibit 4.1 of the Company's Report on Form 8-K filed on July 20, 2018).

Exhibit Number	Description

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934.

10.	Material Contracts:
(i) Other than Compensatory Plans or Arrangements:

10.1	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-K for the year ended February 28, 2018).

10.2

Credit Agreement, dated as of March 30, 2018, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 5, 2018).

10.3

Second Amendment to Credit Agreement, dated as of March 27, 2020, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 27, 2020).

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

Exhibit Number	Description

10.27

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 8-K filed on July 20, 2018).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.28	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed on June 30, 2017).

10.29	CalAmp Corp. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2018).

10.30	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.31

Form of amendment to all executive officer employment agreements entered into by the Company and each of its executives dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended November 29, 2008).

10.32	Amendments to executive officer employment agreements dated June 12, 2013 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 14, 2013).

10.33

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

10.36

Separation Agreement and General Release between CalAmp Corp. and Michael Burdiek dated March 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2020).

10.37	Employment Agreement between the Company and Kurtis Binder dated July 17, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the period ended August 31, 2017).

10.38	Amendment No. 1 to Employment Agreement between the Company and Kurtis Binder dated May 31, 2018.

10.39

Amendment No. 2 to Employment Agreement between the Company and Kurtis Binder dated October 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended November 30, 2019).

10.40	Letter Agreement between CalAmp Corp. and Jeffery Gardner dated March 23, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 25, 2020).

10.41

Amendment No. 1, dated May 1, 2020, to Letter Agreement between CalAmp Corp. and Jeffery Gardner dated March 23, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on May 4, 2020).

21	Subsidiaries of the Registrant.

Exhibit Number	Description

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 29, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended February 29, 2020, 2019 and 2018, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 29, 2020, February 28, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended February 29, 2020, February 28, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2020.

CALAMP CORP.

By:	/s/ Jeffery Gardner
Jeffery Gardner Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A.J. Moyer	Chairman of the Board of Directors	May 5, 2020
A.J. Moyer

/s/ Scott Arnold	Director	May 5, 2020
Scott Arnold

/s/ Jason Cohenour	Director	May 5, 2020
Jason Cohenour

/s/ Amal Johnson	Director	May 5, 2020
Amal Johnson

/s/ Roxanne Oulman	Director	May 5, 2020
Roxanne Oulman

/s/ Jorge Titinger	Director	May 5, 2020
Jorge Titinger

/s/ Larry Wolfe	Director	May 5, 2020
Larry Wolfe

/s/ Jeffery Gardner	Interim President, Chief Executive Officer and
Jeffery Gardner	Director (principal executive officer)	May 5, 2020

/s/ Kurtis Binder	Executive Vice President, Chief Financial Officer
Kurtis Binder	(principal accounting and financial officer)	May 5, 2020