Form 10-Q
period 2020-05-31
CalAmp Corp.
filed 2020-06-25
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of June 22, 2020 was 34,364,533.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	May 31,	February 29,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$104,071	$107,404
Accounts receivable, net	66,997	72,273
Inventories	36,079	36,778
Prepaid expenses and other current assets	23,334	21,411
Total current assets	230,481	237,866
Property and equipment, net	54,150	55,878
Operating lease right-of-use assets	24,220	20,626
Deferred income tax assets	4,357	4,437
Goodwill	101,419	106,335
Other intangible assets, net	42,725	45,895
Other assets	22,894	24,768
	$480,246	$495,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,490	$33,119
Accounts payable	31,841	28,450
Accrued payroll and employee benefits	8,891	9,049
Deferred revenue	33,706	34,704
Other current liabilities	19,050	16,153
Total current liabilities	98,978	121,475
Long-term debt, net of current portion	198,120	177,088
Operating lease liabilities	25,692	24,279
Other non-current liabilities	32,262	35,044
Total liabilities	355,052	357,886
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 34,362 and 34,322 shares issued and outstanding at May 31, 2020 and February 29, 2020, respectively	344	343
Additional paid-in capital	224,047	220,482
Accumulated deficit	(96,087)	(81,531)
Accumulated other comprehensive loss	(3,110)	(1,375)
Total stockholders' equity	125,194	137,919
	$480,246	$495,805

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2020	2019
Revenues:
Products	$53,106	$65,763
Application subscriptions and other services	27,109	23,307
Total revenues	80,215	89,070
Cost of revenues:
Products	35,996	39,806
Application subscriptions and other services	13,166	13,853
Total cost of revenues	49,162	53,659
Gross profit	31,053	35,411
Operating expenses:
Research and development	6,324	6,886
Selling and marketing	12,886	14,647
General and administrative	13,669	17,484
Intangible asset amortization	1,892	3,040
Restructuring	1,908	—
Impairment loss	4,289	—
Total operating expenses	40,968	42,057
Operating loss	(9,915)	(6,646)
Non-operating income (expense):
Investment income	18	2,081
Interest expense	(4,077)	(5,456)
Other expense	(208)	(399)
Total non-operating expense	(4,267)	(3,774)
Loss before income taxes and equity in net loss of affiliate and related impairment loss	(14,182)	(10,420)
Income tax benefit (provision)	(240)	2,257
Loss before equity in net loss of affiliate and related impairment loss	(14,422)	(8,163)
Equity in net loss of affiliate and related impairment loss	—	(530)
Net loss	$(14,422)	$(8,693)
Loss per share:
Basic	$(0.42)	$(0.26)
Diluted	$(0.42)	$(0.26)
Shares used in computing loss per share:
Basic	34,024	33,381
Diluted	34,024	33,381
Comprehensive income (loss):
Net loss	$(14,422)	$(8,693)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,735)	(269)
Total comprehensive loss	$(16,157)	$(8,962)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,422)	$(8,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	4,910	3,845
Intangible asset amortization expense	1,892	3,040
Stock-based compensation expense	3,623	2,543
Amortization of discount and debt issuance costs	2,753	3,743
Impairment loss	4,289	—
Noncash operating lease cost	1,184	—
Revenue assigned to factors	(1,744)	(1,109)
Deferred tax assets, net	149	(2,158)
Equity in net loss of affiliate and related impairment loss	—	530
Tax benefits on vested and exercised equity awards	—	56
Other	289	(69)
Changes in operating assets and liabilities:
Accounts receivable	4,961	9,858
Inventories	505	(4,059)
Prepaid expenses and other assets	(424)	1,415
Accounts payable	2,690	(12,252)
Accrued liabilities	1,703	(2,664)
Deferred revenue	(4,502)	422
Operating lease liabilities	(1,915)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,941	(5,552)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	6,264	17,506
Purchases of marketable securities	(6,264)	(9,835)
Capital expenditures	(3,091)	(4,954)
Acquisitions, net of cash acquired	—	(63,010)
Advances to affiliate	—	(530)
NET CASH USED IN INVESTING ACTIVITIES	(3,091)	(60,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	10,000	—
Repayment of Paycheck Protection Program Loan	(10,000)	—
Proceeds from revolving credit facility	20,000	—
Repayment of 2020 Convertible Notes	(27,599)	—
Payments of issuance cost of the revolving credit facility	(56)	—
Taxes paid related to net share settlement of vested equity awards	(80)	(219)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	23	97
NET CASH USED IN FINANCING ACTIVITIES	(7,712)	(122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,529	293
Net change in cash and cash equivalents	(3,333)	(66,204)
Cash and cash equivalents at beginning of period	107,404	256,500
Cash and cash equivalents at end of period	$104,071	$190,296

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2020	2019
Total stockholders' equity, beginning balances	$137,919	$205,653

Common stock and additional paid-in capital:
Beginning balances	220,825	208,541
Stock-based compensation expense	3,623	2,543
Shares issued on net share settlement of equity awards	(80)	(219)
Exercise of stock options and contributions to ESPP	23	97
Ending balances	224,391	210,962

Accumulated deficit:
Beginning balances	(81,531)	(2,227)
Cumulative effect of adoption of ASC 326	(134)	—
Net loss	(14,422)	(8,693)
Ending balances	(96,087)	(10,920)

Accumulated other comprehensive income:
Beginning balances	(1,375)	(661)
Foreign currency translation adjustment	(1,735)	(269)
Ending balances	(3,110)	(930)

Total stockholders' equity, ending balances	$125,194	$199,112

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2020 AND 2019

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

Historically, we had two reportable segments, Software & Subscription Services and Telematics Systems. During the first quarter of fiscal 2021, our interim President and Chief Executive Officer, who is our new Chief Operating Decision Maker (“CODM”), realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. We have recast certain prior period amounts to conform to the way our CODM regularly reviews the segment performance.

In March 2020, the World Health Organization declared the spread of COVID-19 as a pandemic. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. We cannot predict the extent to which the COVID-19 outbreak will negatively impact our business or operating results at this time.

We have considered all known and reasonably available information that existed as of May 31, 2020, in making accounting judgments, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer-term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments, charges for uncollectible accounts receivable in future periods and incur additional restructuring charges.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 are condensed in or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2020 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on May 5, 2020.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at May 31, 2020 and our results of operations for the three months ended May 31, 2020 and 2019. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Accessories may also be sold to these customers. We recognize revenue for sales of accessories upon transfer of control to the customer based on stand-alone selling prices.

Software-as-a-Service (“SaaS”). We recognize our SaaS revenues and related cost of revenues in our Application subscriptions and other service revenues and cost of revenues on SaaS arrangements that combine various hardware devices over a stipulated service period.

Our integrated SaaS-based solutions for our fleet management, vehicle finance and certain other verticals provide customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the customized device, installation and application subscriptions. We have applied our judgment in determining that these integrated arrangements typically represent single performance obligations satisfied over time.

Accordingly, we defer the recognition of revenue for the customized devices that only function with our applications and are sold only on an integrated basis with our proprietary applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated device related costs are recorded as deferred costs on the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription. The deferred revenue and deferred cost amounts are amortized to application subscriptions and other services revenue and cost of revenues, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which are three years in the vehicle finance and four to five years in the fleet management verticals. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue under ASC 606 also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights.

In certain customer arrangements, we sell or lease vehicle location devices together with related monitoring services as part of the contractual arrangement. The devices leased to our customers are capitalized as property and equipment and being depreciated over the life of the devices. From time to time we sell devices and monitoring services separately to customers and sell similar devices on a stand-alone basis to licensees. Accordingly, we recognize revenues for the sales of the devices upon transfer of control to the customer and recognize revenue for the related monitoring services over the service period. The allocation of the transaction price is based on relative estimated stand-alone selling prices for the devices and the monitoring services.

Professional Services. We also provide various professional services to customers. These include project management, engineering services, installation services and an on-going early warning automated notification service, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue over time based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

Sales taxes. We have elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within the caption Other current liabilities until remitted to the relevant government authority.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings to or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During fiscal quarter ended May 31, 2020, we recognized $13.5 million in revenue from the deferred revenue balance of $62.2 million as of February 29, 2020. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid commissions totaled $4.0 million as of May 31, 2020, of which $1.9 million was classified as non-current.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 16 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition, which reflect the immaterial corrections as discussed below, was as follows (in thousands):

	Three Months Ended
	May 31,
	2020	2019
Revenue by type of goods and services:
Telematics devices and accessories	$53,106	$65,763
Rental income and other services	2,437	4,430
Recurring application subscriptions	24,672	18,877
Total	$80,215	$89,070

	Three Months Ended
	May 31,
	2020	2019
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$55,227	$69,284
Revenue recognized over time	24,988	19,786
Total	$80,215	$89,070

Product revenues presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

Remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2020 and February 29, 2020, we have estimated remaining performance obligations for contractually committed revenues of $135.7 million and $134.5 million, respectively. As of May 31, 2020, we expect to recognize approximately 40% in fiscal 2021 and 28% in fiscal 2022. As of February 29, 2020, we expected to recognize approximately 44% in fiscal 2021 and 26% in fiscal 2022. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Revision of Previously Issued Condensed Consolidated Financial Statements. Subsequent to the issuance of the consolidated financial statements for the year ended February 29, 2020, we concluded that the presentation of revenues and cost of revenues should be adjusted to present product and service revenues and the related cost of revenues for each separately in accordance with SEC Regulation S-X, Rule 5-03(b). Additionally, certain historical information in the notes to the condensed consolidated financial statements have been revised to reflect the impact of these corrections. We have determined that the correction of these classification errors is not material to the previously issued consolidated financial statements. The following table summarizes the impact of the immaterial adjustments.

	Three Months Ended May 31, 2019
	As Reported	Adjustment	As Corrected
Revenues:
Products	$63,559	$2,204	$65,763
Application subscriptions and other services	25,511	(2,204)	23,307
Total revenues	$89,070	$-	$89,070
Cost of revenues:
Products	$38,548	$1,258	$39,806
Application subscriptions and other services	15,111	(1,258)	13,853
Total cost of revenues	$53,659	$-	$53,659

	Three Months Ended May 31, 2019
	As Reported	Adjustment	As Corrected
Revenue by type of goods and services:
Telematics devices and accessories	$68,168	$(2,405)	$65,763
Rental income and other services	1,947	2,483	4,430
Recurring application subscriptions	18,955	(78)	18,877
Total	$89,070	$-	$89,070

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$68,168	$1,116	$69,284
Revenue recognized over time	20,902	(1,116)	19,786
Total	$89,070	$-	$89,070

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Except for the increase in expected credit losses, we are not aware of any specific event or circumstances that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

During the quarter ended May 31, 2020, we analyzed the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies, and, upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), we grouped all accounts receivables and lease receivables into a single portfolio. As disclosed in Note 16, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States. As a result of our adoption of ASU 2016-13, we recognized the cumulative effect of initially applying the guidance as a $0.1 million addition to our allowance for doubtful accounts with an offsetting adjustment to accumulated deficit.

The allowance for doubtful accounts totaled $3.6 million and $3.1 million as of May 31, 2020 and February 29, 2020, respectively.

Goodwill and Other Long-Lived Assets

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

Long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets or asset group to future undiscounted net cash flows expected to be generated by the lowest level of asset group. If the assets or asset group are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for similar investment of like risk. In the fourth quarter of fiscal 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack U.S. SVR products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the immediate unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past four months. We recorded an impairment loss of $19.1 million during the fourth quarter of fiscal 2020 related to certain intangible assets and other long-lived assets. As the COVID-19 pandemic continues to impact the market and our business operations, we reevaluated the carrying amount of goodwill as well as intangible and long-lived assets supporting these products during the first quarter of fiscal 2021. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill and dealer relationships utilized in our LoJack U.S. SVR reporting unit were impaired as of May 31, 2020. As a result, we recorded an impairment loss of $3.9 million for goodwill and $0.4 million for dealer relationships during the first quarter of fiscal 2021. Any deterioration in future operating cash flows of this reporting unit may result in further impairment of goodwill and other long-lived assets, including intangible assets.

We estimate the fair value of goodwill and other long-lived assets including dealership relationships based on discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include:

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

Patent Litigation and Other Contingencies

We accrue for patent litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our condensed consolidated statements of comprehensive income (loss). Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes was $0.2 million and $0.4 million for the three months ended May 31, 2020 and 2019, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses, or ASC 326. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. We adopted the new allowance for credit losses accounting standard on March 1, 2020 by means of recognizing the cumulative effect of initially applying the guidance as a $0.1 million addition to our allowance for doubtful accounts with an offsetting adjustment to accumulated deficit. See Accounts Receivable and Allowance for Doubtful Accounts above.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective March 1, 2020. As a result of the adoption, we recorded certain costs, particularly those incurred during the application development phase, related to the implementation of cloud computing arrangements in prepaid expenses which historically had been recorded in property and equipment. Capitalized costs related to cloud computing arrangements for the three months ended May 31, 2020, which are included in prepaid expenses and other current assets on our condensed consolidated balance sheets, were not material.

NOTE 2 – ACQUISITIONS

We acquired LoJack Mexico and Synovia in March 2019 and April 2019, respectively. The following are the final purchase price allocations for the two acquisitions (in thousands):

	LoJack Mexico		Synovia
Purchase price		$14,306		$29,500
Add debt paid at closing		-		20,296
Less cash acquired, net of debt assumed		(1,586)		(889)
Net cash paid		12,720		48,907
Add previously held interest		2,021		-
Fair value of net assets and liabilities assumed:
Current assets other than cash	$4,537		$9,637
Property and equipment	3,652		24,840
Customer relationships	7,000		16,700
Trade name	-		1,600
Developed technology	-		3,800
Deferred tax assets	-		2,061
Other non-current assets	1,301		177
Current liabilities	(2,586)		(4,645)
Due to factors	-		(19,692)
Deferred revenue	(4,507)		(4,319)
Deferred tax liability	(943)		-
Total fair value of net assets acquired		8,454		30,159
Goodwill		$6,287		$18,748

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for the two acquisitions as we believe the extensive customer relationships with these businesses will expand our fleet management and vehicle safety services portfolio and increase our customer reach by gaining access to a base of high-value and low-churn subscribers in those geographic regions.

We incurred approximately $1.2 million for the acquisition of these entities in fiscal 2020. The acquisition-related costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the three months ended May 31, 2019 for the acquired companies is not disclosed as the results are not material to our condensed consolidated financial statements.

LoJack Mexico

On March 19, 2019, we acquired LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico will leverage our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. We purchased the remaining 87.5% of LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. Our previously held 12.5% equity interest in LoJack Mexico was determined to have a fair value of $2.0 million at acquisition date which resulted in a gain of $0.3 million, which was recorded as investment income for the three months ended May 31, 2019. LoJack Mexico is consolidated with our financial statements effective March 19, 2019 as a component of our Software & Subscription Services reportable segment.

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

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of May 31, 2020
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$28,293	$—	$28,293	$28,293	$—
Level 1:
Money market funds	75,778	—	75,778	75,778	—
Mutual funds (1)	3,926	6	3,932	—	3,932
Total	$107,997	$6	$108,003	$104,071	$3,932

	As of February 29, 2020
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$31,895	$—	$31,895	$31,895	$—
Level 1:
Money market funds	5,508	—	5,508	5,508	—
Mutual funds (1)	3,926	26	3,952	—	3,952
Level 2:
Repurchase agreements	60,000	—	60,000	60,000	—
Corporate bonds	10,001	—	10,001	10,001	—
Total	$111,330	$26	$111,356	$107,404	$3,952

(1)

Amounts represent various equities, bond and money market mutual funds that are held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of May 31, 2020, the cash surrender value of COLI was $1.7 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 29,
	2020	2020
Raw materials	$17,453	$18,118
Finished goods	18,626	18,660
	$36,079	$36,778

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 29, 2020	Additions & Adjustments, net (1)	Impair- ment	May 31, 2020	Feb. 29, 2020	Expense	May 31, 2020	Feb. 29, 2020	May 31, 2020
Developed technology	2-7 years	$27,363	(52)	—	$27,311	$21,437	$754	$22,191	$5,926	$5,121
Tradenames	10 years	30,093	(74)	—	30,019	16,303	529	16,832	13,790	13,187
Customer lists	4-7 years	25,304	—	—	25,304	22,903	48	22,951	2,401	2,353
Dealer and customer relationships	7-12 years	34,139	(787)	(365)	32,987	10,753	552	11,305	23,386	21,682
Patents	5 years	589	—	—	589	197	9	206	392	383
		$117,488	$(913)	$(365)	$116,210	$71,593	$1,892	$73,485	$45,895	$42,725

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. In the first quarter of fiscal 2021, we determined that the prolonged secular decline in legacy LoJack U.S. SVR products revenue coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. As a result, we performed an assessment of the carrying amount of the related intangible assets supporting these products. Our assessment of the future cash flows generates by these assets concluded that an impairment loss was present. We recorded an impairment loss of $0.4 million for U.S. dealer relationships during the quarter ended May 31, 2020.

Estimated future amortization expense as of May 31, 2020 is as follows (in thousands):

2021 (remainder)	$5,522
2022	5,778
2023	5,558
2024	4,445
2025	4,322
Thereafter	17,101
$42,725

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Total
Balance as of February 29, 2020	$55,132	$39,180	$12,023	$106,335
Impairment loss	—	—	(3,924)	(3,924)
Effect of exchange rate change on goodwill	(992)	—	—	(992)
Balance as of May 31, 2020	$54,140	$39,180	$8,099	$101,419

There was no impairment of goodwill for fiscal 2020. The fair value of the LoJack US SVR reporting unit exceeds its carrying amount of $12 million by approximately 8% as of February 29, 2020. As the COVID-19 pandemic continues to impact the market and our business operations, we reevaluated the carrying amount of goodwill during the first quarter of fiscal 2021. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill utilized in our LoJack U.S. SVR reporting unit was impaired as of May 31, 2020. As a result, we recorded an impairment loss of $3.9 million for goodwill during the first quarter of fiscal 2021. Any deterioration in future operating cash flows of this reporting unit may result in further impairment of goodwill and other long-lived assets, including intangible assets

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 29,
	2020	2020
Deferred cost	$6,905	$7,818
Deferred compensation plan assets	5,895	6,041
Lease receivables, non-current	5,495	5,992
Prepaid commissions	1,942	2,318
Other	2,657	2,599
	$22,894	$24,768

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

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of May 31, 2020 and February 29, 2020 (in thousands):

	Maturity	Effective	May 31,	February 29,
	Date	Interest Rate	2020	2020
2020 Convertible Notes, 1.625% fixed rate	May 15, 2020	6.20%	$-	$27,599
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Revolving Credit Facility	March 30, 2022	3.50%	20,000	-
Due to factors	2020 - 2024	4.70%	12,627	14,371
Total term debt			262,627	271,970
Unamortized discount and issuance costs			(59,017)	(61,763)
Less: Current portion of long-term term debt			(5,490)	(33,119)
Long-term debt, net of current portion			$198,120	$177,088

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of May 31, 2020 and February 29, 2020, the fair value of the 2025 Convertible Notes was $164 million and $197 million, respectively, based on Level 2 inputs.

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

2020 Convertible Notes

On May 15, 2020, we repaid the remaining principal balance of $27.6 million of the 1.625% convertible senior unsecured notes issued in May 2015.

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings up to $50.0 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. There were $20.0 million in borrowings outstanding under this revolving credit facility at May 31, 2020.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of May 31, 2020, we were in compliance with our covenants under the revolving credit facility.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income, which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million is being amortized under the interest method. During both the three months ended May 31, 2020 and 2019, we recognized $0.1 million of interest expense related to this debt. The revenues recognized from this arrangement of $1.7 million and $1.1 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the three months ended May 31, 2020 and 2019, respectively.

NOTE 8 – RESTRUCTURING CHARGES

Beginning in fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $14.3 million, comprised of $8.6 million in severance and employee related costs, and $5.7 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space was due primarily to the vacancy in Canton, Massachusetts of $3.3 million, which was sub-leased starting in May 2020. The anticipated rent payments for the ceased-use leased facilities will be made through December 2025. Substantially all charges related to severance and employee costs were under the Telematics Products and LoJack U.S. SVR Products reportable segments. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our condensed consolidated balance sheet.

For the three months ended May 31, 2020, total restructuring charges were $1.9 million, comprised of $1.8 million in severance and employee related costs, which included $0.9 million stock-based compensation, and $0.1 million for vacant facilities. The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our condensed consolidated balance sheets as of May 31, 2020 and February 29, 2020.

The following table summarizes the charges resulting from the implementation of the restructuring plan for the three months ended May 31, 2020 (in thousands):

	Three months ended May 31, 2020
	Personnel	Facilities	Total
Cost of revenues	$(124)	$103	$(21)
Research and development	(6)	-	(6)
Selling and marketing	30	-	30
General and administrative	1,905	-	1,905
Total	$1,805	$103	$1,908

There were no restructuring charges for the three months ended May 31, 2019.

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 29, 2020	$2,383	$359	$2,742
Charges	930	103	1,033
Payments	(1,230)	(225)	(1,455)
Restructuring liabilities as of May 31, 2020	$2,083	$237	$2,320

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	May 31, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,220

Liabilities
Operating lease liabilities (current)	Other current liabilities	$5,987
Operating lease liabilities (noncurrent)	Operating lease liabilities	25,692
Total lease liabilities		$31,679

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive income (loss) as follows (in thousands):

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Operating lease cost	$1,932	$2,001
Short-term lease cost	871	312
Variable lease cost	304	30
Total lease cost	$3,107	$2,343

Supplemental Information

The table below presents supplemental information related to operating leases during the three months ended May 31, 2020 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,100
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,683
Weighted average remaining lease term	6.5 years
Weighted average discount rate	5.24%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 31, 2020 (in thousands):

Remainder of 2021	$5,525
2022	6,781
2023	6,308
2024	4,761
2025	3,019
Thereafter	9,613
Total minimum lease payments	36,007
Less imputed interest	(4,328)
Present value of future minimum lease payments	31,679
Less current obligations under leases	(5,987)
Long-term lease obligations	$25,692

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates. The income tax expense of $0.2 million for the three months ended May 31, 2020 was primarily attributable to one of our foreign subsidiaries. The income tax benefit associated with the pre-tax loss for the quarter ended May 31, 2020 ,which was primarily from the U.S. jurisdiction, was offset by a full valuation allowance.

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

The calculation of the basic and diluted income (loss) per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended
	May 31,
	2020	2019
Net loss	$(14,422)	$(8,693)
Basic weighted average number of common shares outstanding	34,024	33,381
Effect of stock options and restricted stock units computed on treasury stock method	—	—
Diluted weighted average number of common shares outstanding	34,024	33,381
Loss per share:
Basic	$(0.42)	$(0.26)
Diluted	$(0.42)	$(0.26)

All outstanding options and restricted stock units for the three months ended May 31, 2020 and 2019 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the 2025 Convertible Notes. It is our intent to settle the principal amount of these notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings (loss) per share. From the time of the issuance of the notes, the average market price of our common stock has been less than the initial conversion price of the notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the notes.

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended
	May 31,
	2020	2019
Cost of revenues	$175	$175
Research and development	646	413
Selling and marketing	505	669
General and administrative	1,422	1,286
Restructuring	875	-
	$3,623	$2,543

Changes in our outstanding stock options during the three months ended May 31, 2020 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 29, 2020	1,071	$14.65	6.2
Granted	—	—
Exercised	(10)	2.34
Forfeited or expired	(49)	21.57
Outstanding at May 31, 2020	1,012	$14.44	5.9	$463
Exercisable at May 31, 2020	623	$13.38	4.5	$463

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2020 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 29, 2020	2,215	$14.47
Granted	89	7.61
Vested	(34)	15.93	13
Forfeited	(135)	13.90
Outstanding at May 31, 2020	2,135	$14.19

As of May 31, 2020, there was $19.1 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.6 years.

NOTE 13 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One of our customers accounted for more than 10% of our total revenue and accounts receivable as follows (rounded):

	Three Months Ended May 31,
	2020	2019
Revenues:
Customer A	14%	14%

	May 31,	February 29,
	2020	2020
Accounts receivable:
Customer A	15%	19%

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. For the three months ended May 31, 2020, four of our suppliers accounted for approximately 61% of our total inventory purchases and for the three months ended May 31, 2019, two of our suppliers accounted for approximately 47% of total inventory purchases. As identified below, some of these manufacturers accounted for more than 10% of our accounts payable as follows (rounded):

	May 31,	February 29,
	2020	2020
Accounts payable:
Supplier A	17%	11%
Supplier B	13%	11%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 14 - PRODUCT WARRANTIES

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

	Three Months Ended
	May 31,
	2020	2019
Balance at beginning of period	$987	$1,398
Charged to costs and expenses	200	112
Deductions	(145)	(273)
Balance at end of period	$1,042	$1,237

NOTE 15 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 29,
	2020	2020
Operating lease liabilities	$5,987	$4,662
Litigation reserve	2,200	1,500
Customer deposit	1,835	1,377
Interest payable	1,531	481
Taxes payable	1,496	2,266
Warranty reserves	1,043	915
Other (1)	4,958	4,952
	$19,050	$16,153

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 29,
	2020	2020
Deferred revenue	$24,082	$27,452
Deferred compensation plan liability	5,802	5,919
Other	2,378	1,673
	$32,262	$35,044

Supplemental Statement of Comprehensive Income (Loss) Information

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2020	2019
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$93	$498
Amortization of discount and issue costs	289	1,456
	382	1,954
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,163	1,176
Amortization of discount and issue costs	2,311	2,168
	3,474	3,344
Other interest expense	221	158
Total interest expense	$4,077	$5,456

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2020	2019
Interest expense paid	$257	$1,027
Income tax paid, net of refunds	$274	$-

NOTE 16 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

Prior to the fourth quarter of fiscal 2020, our two reportable segments, Software & Subscription Services and Telematics Systems, also represented our two reporting units for goodwill impairment testing. During the fourth quarter of fiscal 2020, our former Chief Operating Decision Maker (“CODM”) changed our reporting structure, resulting in four reporting units with two reporting units under each of our reportable segments. During the first quarter of fiscal 2021, our interim President and Chief Executive Officer, who is our new CODM, realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. We have recast certain prior period amounts to conform to the way our CODM regularly reviews the segment performance .

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

Our Telematics Products segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own, as well as third-party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Product segment revenues consist primarily of stand-alone product sales.

Our LoJack U.S. SVR Product segment represents the portfolio of security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. LoJack U.S. SVR Product segment revenues consist primarily of stand-alone product sales.

Segment information is as follows (in thousands):

	Three Months Ended May 31, 2020					Three Months Ended May 31, 2019
	Reportable Segments					Reportable Segments
	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total
Revenues	$28,029	$45,539	$6,647		$80,215	$25,511	$51,198	$12,361		$89,070
Gross profit	$13,815	$15,120	$2,118		$31,053	$10,400	$20,044	$4,967		$35,411
Gross margin	49%	33%	32%		39%	41%	39%	40%		40%
Adjusted EBITDA	$6,354	$3,123	$(1,573)	$(1,397)	$6,507	$2,374	$7,863	$(870)	$(1,798)	$7,569

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based on earnings before interest, taxes, depreciation, amortization and certain other charges (“Adjusted EBITDA”) and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our reportable segments. The adjustments to our net income (losses) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Three Months Ended May 31,
	2020	2019
Net loss	$(14,422)	$(8,693)
Investment income	(18)	(2,081)
Interest expense	4,077	5,456
Income tax provision (benefit)	240	(2,257)
Depreciation	4,910	3,845
Amortization of intangible assets	1,892	3,040
Stock-based compensation	2,748	2,543
Impairment loss	4,289	—
Impairment loss and equity in net loss of affiliate	—	530
Restructuring charges	1,908	—
Non-recurring legal expenses	793	3,807
Acquisition and integration related expenses	—	1,144
Other	90	235
Adjusted EBITDA	$6,507	$7,569

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	May 31,
	2020	2019
United States	$51,550	$63,122
Europe, Middle East and Africa	15,906	13,426
South America	6,042	5,528
Asia and Pacific Rim	2,339	2,409
All other	4,378	4,585
	$80,215	$89,070

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three months ended May 31, 2020 and 2019.

NOTE 17 – LEGAL PROCEEDINGS

Omega patent infringement claim

 On May 5, 2020, we filed our Form 10-K for the fiscal year ended February 29, 2020 which disclosed the current status of the Omega patent infringement claim.

In summary, on March 20, 2020, the U.S. District Court for the Middle District of Florida (the “Trial Court”) denied our motion for judgement as a matter of law (“JMOL”), a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs. On April 30, 2020, we filed a notice of appeal at the Federal Circuit. Also on April 30, 2020, Omega filed notices of cross-appeal at the Federal Circuit.

We also initiated ex parte reexamination proceedings filed in the U.S. Patent and Trademark Office seeking to invalidate a number of Omega’s patents involved in the litigation. Those proceedings currently remain pending. We continue to believe that our products do not infringe on any of Omega’s patents. While it is not feasible to predict with certainty the outcome of this litigation, we believe that its ultimate resolution would not have a material adverse effect on our condensed consolidated results of operations, financial condition and cash flows.

In connection with this claim, we have accrued our best estimate of the probable liability based on reasonable royalty rates for similar technologies. It is reasonably possible that the judgment and amounts described above could be upheld, which would exceed the amounts we have accrued by a material amount.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, we may receive claims concerning contract performance or claims that our products or services infringe the intellectual property of third parties which are in the ordinary course of business. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of such matters existing at the present time would have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, as filed with the U.S. Securities and Exchange Commission on May 5, 2020, and include the following areas:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Goodwill and long-lived assets;
•	Patent litigation and other contingencies; and
•	Deferred income tax assets and uncertain tax positions.

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) developments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets and their contents. Historically, we had two reportable segments, Software & Subscription Services and Telematics Systems. During the first quarter of fiscal 2021, our interim President and Chief Executive Officer, who is our new Chief Operating Decision Maker (“CODM”), realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. Our organizational structure is based on a number of factors that our CEO, the CODM, uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these three segments. A description of the reportable business segments is provided below.

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

TELEMATICS PRODUCTS

Our Telematics Products segment offers a series of advanced telematics products for the broader connected vehicle marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, mobile gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications.

LOJACK U.S. SVR PRODUCTS

Our LoJack U.S. SVR Products segment offers a series of security and protection products and services for tracking and recovering vehicles. Our Stolen Vehicle Recovery (SVR) solution is the only one directly integrated with law enforcement that has a 90%+ recovery rate and over $1 billion worth of recoveries in the U.S. alone.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our interim CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 16 to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net loss.

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

Our business and operating results depend on telematics product sales, device installations and related subscription-based services. The outbreak has limited our ability to install devices in the three months ended May 31, 2020. The effect of the outbreak may continue to impact our operating results depending on the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment.

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

OPERATING RESULTS

Three months ended May 31, 2020 compared to three months ended May 31, 2019:

Revenue by Segment

	Three Months Ended May 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$28,029	34.9%	$25,511	28.6%	$2,518	9.9%
Telematics Products	45,539	56.8%	51,198	57.5%	(5,659)	(11.1%)
LoJack U.S. SVR Products	6,647	8.3%	12,361	13.9%	(5,714)	(46.2%)
Total	$80,215	100.0%	$89,070	100.0%	$(8,855)	(9.9%)

Software & Subscription Services revenue increased by $2.5 million or 9.9% for the three months ended May 31, 2020 compared to the same period last year. The increase was primarily due to revenue growth in fleet management and the acquired businesses such as Synovia and LoJack Mexico, but partially offset by decrease in revenue due to decline in device installation for business such as Italy as a result of COVID-19 pandemic.

Telematics Products revenue decreased by $5.7 million or 11.1% for the three months ended May 31, 2020 compared to the same period last year. The decrease was attributable to reduced sale volume due to a decline in customer demand attributed to the COVID-19 outbreak in the U.S. in February 2020. The decrease in telematics products and OEM/Network products was primarily driven by a decline in demand for a portion of our smaller customers adversely impacted by market condition prompted by the pandemic. We expect this decline to be temporary and to be offset by customer demands in the second half of fiscal 2021 as the 3G network sunset becomes more imminent and the effects of COVID-19 pandemic diminishes.

LoJack U.S. SVR Products revenue decreased by $5.7 million or 46.2% for the three months ended May 31, 2020 compared to the same period last year. The decrease was due to a decline in customer demand attributed to the COVID-19 outbreak in the U.S. in February 2020 as well as a technology transition from proprietary radio frequency technology to GPS-based telematics solutions. We expect this decline to continue but to be partially offset over time by revenues growth in our telematics solutions, such as SureDrive and LotSmart within our Software & Subscription Services segment.

Gross Profit by Segment

	Three Months Ended May 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$13,815	49.3%	$10,400	40.8%	$3,415	32.8%
Telematics Products	15,120	33.2%	20,044	39.1%	(4,924)	(24.6%)
LoJack U.S. SVR Products	2,118	31.9%	4,967	40.2%	(2,849)	(57.4%)
Gross profit	$31,053	38.7%	$35,411	39.8%	$(4,358)	(12.3%)

Consolidated gross profit decreased by $4.4 million or 12.3% for the three months ended May 31, 2020 compared to the same period last year. Consolidated gross margin decreased by 110 basis for the three months ended May 31, 2020 compared to the same period last year. Both declines in consolidated gross profit and in consolidated gross margin were due to lower revenue in our Telematics Products and LoJack U.S. SVR Products businesses as a result of the COVID-19 pandemic and partially offset by continued growth in Software & Subscription Services as described above.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidation statement of comprehensive income (loss).

Operating Expenses

	Three Months Ended May 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,324	7.9%	$6,886	7.7%	$(562)	(8.2%)
Selling and marketing	12,886	16.1%	14,647	16.4%	(1,761)	(12.0%)
General and administrative	13,669	17.0%	17,484	19.6%	(3,815)	(21.8%)
Intangible asset amortization	1,892	2.4%	3,040	3.4%	(1,148)	(37.8%)
Restructuring	1,908	2.4%	-	0.0%	1,908	100.0%
Impairment loss	4,289	5.3%	-	0.0%	4,289	100.0%
Total	$40,968	51.1%	$42,057	47.1%	$(1,089)	(2.6%)

Consolidated research and development expense decreased by $0.6 million or 8.2% for the three months ended May 31, 2020 compared to the same period last year as we implemented certain cost containment measures in connection with the COVID-19 outbreak. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels as market conditions improve.

Consolidated selling and marketing expense decreased by $1.8 million or 12.0% for the three months ended May 31, 2020 compared to the same period last year. The decrease was primarily driven by lower tradeshow and related travel and advertising expenses due to the COVID-19 pandemic coupled with lower sales commissions due to lower sales volume as described above. We will invest in additional headcounts in sales and marketing as we gain greater visibility into customer demand as the effects of the COVID-19 pandemic diminishes.

Consolidated general and administrative expenses decreased by $3.8 million or 21.8% for the three months ended May 31, 2020 compared to the same period last year. The decrease was primarily driven by lower professional fees related to certain non-recurring legal matters and acquisitions in fiscal 2020 and reduced expenses as we further integrate the acquired businesses.

As described in Note 8 to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. We incurred additional charges for this initiative during the three months ended May 31, 2020, which was primarily personnel related. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statement of comprehensive income (loss).

Amortization of intangibles decreased by $1.1 million or 37.8% for the three months ended May 31, 2020 compared to the same period last year due to reduced amortization as a result of the intangible assets impairment loss recorded in fiscal 2020.

In February 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR Products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the immediate unfavorable impact that the COVID-19 pandemic has had on the automotive end markets since over the past four months. As a result, we updated our assessment of the carrying amount of goodwill and long-lived assets supporting these products. The total impairment loss we recorded for the three months ended May 31, 2020 was $4.3 million, which was primarily attributable to partial write-offs of intangible assets for LoJack U.S. dealer relationships and goodwill (see Notes 1 and 4 in the accompanying financial statements). Any deterioration in future operating cash flows of this reporting unit may result in further impairment of goodwill and other long-lived assets, including intangible assets.

Non-operating Income (Expense), Net

Investment income decreased by $2.1 million to $18 thousand for the three months ended May 31, 2020 from $2.1 million for the three months ended May 31, 2019. The decrease was primarily due to a decrease in investment income on Rabbi Trust assets that serve to informally fund our non-qualified deferred compensation plan during the period and lower investment income due to decreased investments in various cash equivalent as a result of the repayment of our 2020 Convertible Notes and operating cash flows.

Interest expense decreased by $1.4 million to $4.1 million for the three months ended May 31, 2020 from $5.5 million for the three months ended May 31, 2019 primarily due to lower stated interest expense, amortization of debt discount and issue costs that resulted from the repurchase of approximately $94.9 million in aggregate principal amount of the 2020 Convertible Notes last year.

Other non-operating loss decreased by $0.2 million to $0.2 million for the three months ended May 31, 2020 from $0.4 million for the three months ended May 31, 2019 due to change in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended May 31, 2020 was $14.4 million as compared to a net loss of $8.7 million in the three months ended May 31, 2019. The $5.7 million increase in the net loss is due to the impairment loss of $4.3 million and $4.4 million decrease in gross profit during the quarter and partially offset by lower operating expenses as described above.

Adjusted EBITDA:

	Three Months Ended May 31,
(In thousands)	2020	2019	$ Change	% Change
Segment
Software & Subscription Services	$6,354	$2,374	$3,980	167.6%
Telematics Products	3,123	7,863	(4,740)	(60.3%)
LoJack U.S. SVR Products	(1,573)	(870)	(703)	80.8%
Corporate Expenses	(1,397)	(1,798)	401	(22.3%)
Total Adjusted EBITDA	$6,507	$7,569	$(1,062)	(14.0%)

Adjusted EBITDA for Software & Subscription Services increased by $4.0 million compared to the same period last year primarily due to higher gross profit and lower operating expenses as we further integrate the acquired businesses. Adjusted EBITDA for Telematics Products and LoJack U.S. SVR Products in the three months ended May 31, 2020 decreased by $4.7 million and $0.7 million compared to the same period last year, respectively. The declines in both segments were primarily due to a decline in revenue resulting from decreased sales volume partially offset by operating expense savings as we implemented certain cost containment measures in connection with the COVID-19 pandemic as described above. Adjusted EBITDA for Corporate Expenses decreased due to lower legal expenses.

See Note 16 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

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

An income tax expense of $0.2 million was recorded for the three months ended May 31, 2020, compared to an income tax benefit of $2.3 million in the same period last year. The $2.5 million increase in tax expense for the three months ended May 31, 2020, compared with the same period in 2019, was primarily driven by a pre-tax loss in the current period which did not result in an income tax benefit due to the recording of a valuation allowance against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2020, our primary recurring cash needs have been for working capital purposes and capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of May 31, 2020, we have $104.1 million of cash and cash equivalents and $30 million available under our revolving credit facility. Additionally, we expect to continue to finance our operations with cash on hand and cash generated from operations.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provided for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the revolving credit facility to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. In May 2020, we borrowed $20 million under the revolving credit facility.

We are a defendant in various legal proceedings, including the Omega patent infringement claim, involving intellectual property claims and contract disputes in which the final resolutions have not been determined at this time. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. While it is not feasible to predict with certainty the outcome of these legal proceedings, based on currently available information, we believe that the ultimate resolution of these matters would not have a material adverse effect on our condensed consolidated results of operations, financial condition and cash flows.

See Note 17, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

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

For the three months ended May 31, 2020, net cash provided by operating activities was $5.9 million and net loss was $14.4 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, and deferred income taxes totaled $19.1 million. These non-cash expenses are partially offset by non-cash revenues of $1.7 million related to the Synovia revenue assignment arrangements. Changes in operating assets and liabilities generated in a $3.0 million cash inflow, primarily driven by changes in working capital including a decrease in accounts receivable and inventory, and an increase in accounts payable.

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

Cash flow from investing activities

For the three months ended May 31, 2020 and 2019, our net cash used in investing activities was $3.1 million and $60.8 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as capital expenditures. During the three months ended May 31, 2019, we also acquired Synovia and LoJack Mexico for $48.4 million and $14.7 million, net of cash acquired, respectively.

We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers on the Synovia subscription agreements in order to support the future growth of our business.

Cash flow from financing activities

For the three months ended May 31, 2020 and 2019, our net cash used in financing activities was $7.7 million and $0.1 million, respectively. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to our employee stock purchase plan. During the three months ended May 31, 2020, we repaid our 2020 Convertible Notes of $27.6 million and borrowed $20.0 million from our revolving credit facility.

We continue to monitor the impact of COVID-19 on our operating results and liquidity as we believe the pandemic may have an unfavorable impact on our financial condition and results of operations. We have implemented certain cost containment and cash flow control measures especially in areas such as personnel, travel and other discretionary spend. As of May 31, 2020, we had cash and cash equivalents of $104 million and $30 million available under our existing revolving credit facility. Accordingly, we believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the first quarter of fiscal 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2020 as filed with the Securities and Exchange Commission on May 5, 2020.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the phased implementation of our ERP system, the effect of tariffs on exports from China, and other countries, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020 as filed with the U.S. Securities and Exchange Commission on May 5, 2020. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $3.1 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at May 31, 2020. The aggregate foreign currency transaction exchange rate loss included in determining loss before income taxes and impairment loss and equity in net loss of affiliate were $0.2 million and $0.4 million for the three months ended May 31, 2020 and 2019, respectively.

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

We do not believe our cash equivalents have significant risk of default or illiquidity. However, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of May 31, 2020, outstanding borrowing under our revolving credit facility amounted $20.0 million which bears interest rate of 3.50%.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system. The ERP system is being implemented in phases throughout fiscal 2020 and continuing into fiscal 2021. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2020, as filed with the U.S. Securities and Exchange Commission on May 5, 2020, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results in addition to the risk factors below:

The Coronavirus (COVID-19) pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has spread globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel restrictions, intended to control the spread of the virus. The COVID-19 outbreak has already caused severe global disruptions.

Additionally, we, and other companies, are taking precautions, such as requiring employees to work remotely and imposing travel restrictions. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply and demand for our products and solutions. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. For example, as a result of COVID-19, we have experienced lower sales of our LoJack U.S. SVR Products coupled with slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel. Further, this pandemic could negatively affect our ability to sell-through our backlog. Our ability to manage normal commercial relationships with our suppliers, contract manufacturers, and customers may suffer. Our customers could shift purchases to lower-priced or other perceived value offerings during the pandemic-caused economic downturn as a result of various factors, including workforce reductions, reduced access to credit, and changes in federal economic policy. In particular, customers may become more conservative in response to these conditions and seek to reduce their purchases and inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, our ability to attract new consumers, and the financial condition of our customers. Decreases in demand for our products and solutions without a corresponding decrease in costs would put downward pressure on our margins and would negatively impact our financial results.

Governmental organizations, such as the U.S. Centers for Disease Control and Prevention and state and local governments, have recommended and/or imposed increased community-based interventions, including event cancellations, social distancing measures, and restrictions on gatherings of more than ten people. As discussed, significant government measures, including lockdowns, closures, quarantines and travel restrictions have been implemented and continue to be in effect, and in the future, government authorities may impose similar and/or additional restrictions on people’s movement, public gatherings and businesses. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

We are subject to risks associated with debt financing.

Our revolving credit facility contains, among other things, certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. While we have not previously breached and are not currently in breach of these or any other covenants contained in our credit agreement, there can be no guarantee that we will not breach these covenants in the future.

Additionally, our ability to comply with these covenants may be affected by events beyond our control, including the COVID-19 pandemic. A breach of any of these covenants could result in a default under the credit agreement and related credit documents, which could cause all of the outstanding indebtedness under our revolving credit facility to become immediately due and payable. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business.

ITEM 6. EXHIBITS

10.1

Second Amendment to Credit Agreement, dated March 27, 2020, among the Company, the lenders from time to time party thereto and JPMorgan as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 27, 2020).

10.2

Separation Agreement and General Release between CalAmp Corp. and Michael Burdiek dated March 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2020).

10.3	Letter Agreement between the Company and Jeffery Gardner dated March 23, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 25, 2020).

10.4

Amendment No. 1, dated May 1, 2020, to Letter Agreement between CalAmp Corp. and Jeffery Gardner dated March 23, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on May, 4 2020).

10.5

Executive Employment Agreement between the Company and Kurtis Binder, effective May 31, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 3, 2020).

10.6	Employment Agreement between the Company and Arym Diamond, dated May 31, 2020.

10.7	Employment Agreement between the Company and Anand Rau, dated May 31, 2020.

10.8	CalAmp Corp. Amended and Restated 2018 Employee Stock Purchase Plan.

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 25, 2020	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)