Form 10-Q
period 2020-08-31
CalAmp Corp.
filed 2020-09-24
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of September 22, 2020 was 35,019,923.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 31,	February 29,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$107,145	$107,404
Accounts receivable, net	68,387	72,273
Inventories	31,495	36,778
Prepaid expenses and other current assets	24,274	21,411
Total current assets	231,301	237,866
Property and equipment, net	53,640	55,878
Operating lease right-of-use assets	23,428	20,626
Deferred income tax assets	4,565	4,437
Goodwill	102,162	106,335
Other intangible assets, net	41,404	45,895
Other assets	25,032	24,768
	$481,532	$495,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,184	$33,119
Accounts payable	31,214	28,450
Accrued payroll and employee benefits	10,599	9,049
Deferred revenue	35,001	34,704
Other current liabilities	21,019	16,153
Total current liabilities	103,017	121,475
Long-term debt, net of current portion	199,282	177,088
Operating lease liabilities	25,225	24,279
Other non-current liabilities	35,030	35,044
Total liabilities	362,554	357,886
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 35,017 and 34,322 shares issued and outstanding at August 31, 2020 and February 29, 2020, respectively	350	343
Additional paid-in capital	226,368	220,482
Accumulated deficit	(105,565)	(81,531)
Accumulated other comprehensive loss	(2,175)	(1,375)
Total stockholders' equity	118,978	137,919
	$481,532	$495,805

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Revenues:
Products	$50,943	$64,174	$104,049	$129,937
Application subscriptions and other services	32,594	29,062	59,703	52,369
Total revenues	83,537	93,236	163,752	182,306
Cost of revenues:
Products	36,792	38,283	72,788	78,089
Application subscriptions and other services	15,935	17,283	29,101	31,136
Total cost of revenues	52,727	55,566	101,889	109,225
Gross profit	30,810	37,670	61,863	73,081
Operating expenses:
Research and development	6,989	7,924	13,313	14,810
Selling and marketing	13,493	15,868	26,379	30,515
General and administrative	13,899	12,893	27,568	30,377
Intangible asset amortization	1,844	3,318	3,736	6,358
Restructuring	551	2,272	2,459	2,272
Impairment loss	286	—	4,575	—
Total operating expenses	37,062	42,275	78,030	84,332
Operating loss	(6,252)	(4,605)	(16,167)	(11,251)
Non-operating income (expense):
Investment income	680	1,256	698	3,337
Interest expense	(3,857)	(5,555)	(7,934)	(11,011)
Other income (expense)	217	193	9	(206)
Total non-operating expense	(2,960)	(4,106)	(7,227)	(7,880)
Loss before income taxes and impairment loss in investment of affiliate	(9,212)	(8,711)	(23,394)	(19,131)
Income tax benefit (provision)	(266)	1,342	(506)	3,599
Loss before impairment loss in investment of affiliate	(9,478)	(7,369)	(23,900)	(15,532)
Impairment loss in investment of affiliate	—	—	—	(530)
Net loss	$(9,478)	$(7,369)	$(23,900)	$(16,062)
Loss per share:
Basic	$(0.28)	$(0.22)	$(0.70)	$(0.48)
Diluted	$(0.28)	$(0.22)	$(0.70)	$(0.48)
Shares used in computing loss per share:
Basic	34,256	33,568	34,140	33,475
Diluted	34,256	33,568	34,140	33,475
Comprehensive income (loss):
Net loss	$(9,478)	$(7,369)	$(23,900)	$(16,062)
Other comprehensive income (loss):
Foreign currency translation adjustments	935	(1,018)	(800)	(1,287)
Total comprehensive loss	$(8,543)	$(8,387)	$(24,700)	$(17,349)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,900)	$(16,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	9,983	9,036
Intangible asset amortization expense	3,736	6,358
Stock-based compensation expense	6,469	5,726
Amortization of discount and debt issuance costs	5,219	7,606
Impairment loss of goodwill and intangible assets	4,309	—
Impairment of operating lease right-of-use (ROU) assets and other long-lived assets	266	1,210
Noncash operating lease cost	2,588	3,100
Revenue assigned to factors	(3,349)	(3,109)
Deferred tax assets, net	(105)	(3,437)
Other	301	986
Changes in operating assets and liabilities:
Accounts receivable	3,723	5,763
Inventories	5,209	(11,429)
Prepaid expenses and other assets	(3,204)	(273)
Accounts payable	1,929	(4,155)
Accrued liabilities	6,779	(2,072)
Deferred revenue	(2,378)	2,012
Operating lease liabilities	(3,454)	(1,640)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,121	(380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	6,264	27,340
Purchases of marketable securities	(6,264)	(17,617)
Capital expenditures	(7,563)	(10,720)
Acquisitions, net of cash acquired	—	(60,634)
Other	—	(527)
NET CASH USED IN INVESTING ACTIVITIES	(7,563)	(62,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	10,000	—
Repayment of Paycheck Protection Program Loan	(10,000)	—
Proceeds from revolving credit facility	20,000	—
Repayment of 2020 Convertible Notes	(27,599)	—
Payments of issuance cost on the revolving credit facility	(56)	—
Taxes paid related to net share settlement of vested equity awards	(1,485)	(1,729)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	909	995
NET CASH USED IN FINANCING ACTIVITIES	(8,231)	(734)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,414	456
Net change in cash and cash equivalents	(259)	(62,816)
Cash and cash equivalents at beginning of period	107,404	256,500
Cash and cash equivalents at end of period	$107,145	$193,684

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$125,194	$199,112	$137,919	$205,653

Common stock and additional paid-in capital:
Beginning balances	224,391	210,962	220,825	208,541
Stock-based compensation expense	2,846	3,183	6,469	5,726
Shares issued on net share settlement of equity awards	(1,405)	(1,510)	(1,485)	(1,729)
Exercise of stock options and contributions to ESPP	886	898	909	995
Ending balances	226,718	213,533	226,718	213,533

Accumulated deficit:
Beginning balances	(96,087)	(10,920)	(81,531)	(2,227)
Cumulative effect of adoption of ASC 326	—	—	(134)	—
Net loss	(9,478)	(7,369)	(23,900)	(16,062)
Ending balances	(105,565)	(18,289)	(105,565)	(18,289)

Accumulated other comprehensive income:
Beginning balances	(3,110)	(930)	(1,375)	(661)
Foreign currency translation adjustment	935	(1,018)	(800)	(1,287)
Ending balances	(2,175)	(1,948)	(2,175)	(1,948)

Total stockholders' equity, ending balances	$118,978	$193,296	$118,978	$193,296

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2020 AND 2019

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

Historically, we had two reportable segments, Software & Subscription Services and Telematics Systems. During the first quarter of fiscal 2021, our President and Chief Executive Officer (the “CEO”), who is our current Chief Operating Decision Maker (“CODM”), realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. We have recast certain prior period amounts to conform to the way our CODM regularly reviews segment performance.

In March 2020, the World Health Organization declared the spread of COVID-19 as a pandemic. The full impact of the COVID-19 outbreak remains uncertain as of the time of this report given the diversity of rules and regulations in the U.S. and other countries in which we operate. The pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. During the three months ended August 31, 2020, there was an increase in the number of installations as U.S. auto dealerships and school districts reopened from government-imposed pandemic shutdowns, which resulted in a sequential increase in our revenue since first quarter of fiscal 2021. The effect of the outbreak may continue to impact our operating results depending on the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. We cannot predict the extent to which the COVID-19 outbreak will negatively impact our business or operating results at this time.

We have considered all known and reasonably available information that existed as of August 31, 2020, in making accounting judgments, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer-term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments, charges for uncollectible accounts receivable in future periods and incur additional restructuring charges.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 are condensed in or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2020 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2020.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2020 and our results of operations for the three and six months ended August 31, 2020 and 2019. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2021.

All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

We recognize revenue as follows:

Products. We recognize revenue from product and accessories sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the products reach the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

Software-as-a-Service (“SaaS”). We recognize our SaaS revenues and related cost of revenues in our Application subscriptions and other service revenues and cost of revenues on SaaS arrangements that combine various hardware devices over a stipulated service period.

Our integrated SaaS-based solutions for our fleet management, vehicle finance (which we are exiting) and certain other verticals provide customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the customized device, installation and application subscriptions. We have applied our judgment in determining that these integrated arrangements typically represent single performance obligations satisfied over time.

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

In certain customer arrangements, we sell devices and monitoring services separately to customers and sell similar devices on a stand-alone basis to licensees. Accordingly, we recognize revenues for the sales of the devices upon transfer of control to the customer and recognize revenue for the related monitoring services over the service period. The allocation of the transaction price is based on relative estimated stand-alone selling prices for the devices and the monitoring services.

Professional Services. We also provide various professional services to customers. These include project management, engineering services and installation services, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue over time based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

Sales taxes. We have elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within the caption Other current liabilities until remitted to the relevant government authority.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings to or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During fiscal quarter ended August 31, 2020, we recognized $23.8 million in revenue from the deferred revenue balance of $62.2 million as of February 29, 2020. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid commissions totaled $4.1 million as of August 31, 2020, of which $2.2 million was classified as non-current.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 15 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition, which reflect the immaterial corrections as discussed below, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Revenue by type of goods and services:
Telematics devices and accessories	$50,943	$64,174	$104,049	$129,937
Rental income and other services	5,976	5,750	8,413	10,180
Recurring application subscriptions	26,618	23,312	51,290	42,189
Total	$83,537	$93,236	$163,752	$182,306

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$56,647	$68,921	$111,874	$138,205
Revenue recognized over time	26,890	24,315	51,878	44,101
Total	$83,537	$93,236	$163,752	$182,306

Telematics devices and accessories presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

Remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of August 31, 2020 and February 29, 2020, we have estimated remaining performance obligations for contractually committed revenues of $129.8 million and $134.5 million, respectively. As of August 31, 2020, we expect to recognize approximately 25% in fiscal 2021 and 39% in fiscal 2022. As of February 29, 2020, we expected to recognize approximately 44% in fiscal 2021 and 26% in fiscal 2022. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

	Three Months Ended August 31, 2019			Six Months Ended August 31, 2019
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenues:
Products	$62,031	$2,143	$64,174	$125,590	$4,347	$129,937
Application subscriptions and other services	31,205	(2,143)	29,062	56,716	(4,347)	52,369
Total revenues	$93,236	$-	$93,236	$182,306	$-	$182,306
Cost of revenues:
Products	$37,721	$562	$38,283	$76,269	$1,820	$78,089
Application subscriptions and other services	17,845	(562)	17,283	32,956	(1,820)	31,136
Total cost of revenues	$55,566	$-	$55,566	$109,225	$-	$109,225

	Three Months Ended August 31, 2019			Six Months Ended August 31, 2019
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue by type of goods and services:
Telematics devices and accessories	$65,891	$(1,717)	$64,174	$134,059	$(4,122)	$129,937
Rental income and other services	2,036	3,714	5,750	3,983	6,197	10,180
Recurring application subscriptions	25,309	(1,997)	23,312	44,264	(2,075)	42,189
Total	$93,236	$-	$93,236	$182,306	$-	$182,306

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$65,891	$3,030	$68,921	$134,059	$4,146	$138,205
Revenue recognized over time	27,345	(3,030)	24,315	48,247	(4,146)	44,101
Total	$93,236	$-	$93,236	$182,306	$-	$182,306

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

We analyzed the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies, and, upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), we grouped all accounts receivables and lease receivables into a single portfolio. As disclosed in Note 15, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States. As a result of our adoption of ASU 2016-13 effective March 1, 2020, we recognized the cumulative effect of initially applying the guidance as a $0.1 million addition to our allowance for doubtful accounts with an offsetting adjustment to accumulated deficit.

The allowance for doubtful accounts totaled $3.7 million and $3.1 million as of August 31, 2020 and February 29, 2020, respectively.

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

In accordance with Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which we adopted in the fourth quarter of fiscal 2020, the impairment test involves comparing the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value exceeds carrying value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than carrying value, then an impairment loss is recognized in an amount equal to the amount that the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets or asset group to future undiscounted net cash flows expected to be generated by the lowest level of asset group. If the assets or asset group are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for similar investment of like risk. In the fourth quarter of fiscal 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack U.S. SVR products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the immediate unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past four months. We recorded an impairment loss of $19.1 million during the fourth quarter of fiscal 2020 related to certain intangible assets and other long-lived assets. As the COVID-19 pandemic continued to impact the market and our business operations during the first quarter of fiscal 2021, we reevaluated the recoverability of the carrying amount of long-lived assets, including goodwill. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill utilized in our LoJack U.S. SVR reporting unit was impaired and recorded an impairment loss of $3.9 million for goodwill and $0.4 million for dealer relationships as of May 31, 2020. For the fiscal quarter ended August 31, 2020, we continued our assessment of these conditions and concluded no further impairment was required. Any deterioration in future operating cash flows of this reporting unit may result in further impairment of goodwill and other long-lived assets, including intangible assets.

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

Patent Litigation and Other Contingencies

We accrue for patent litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our condensed consolidated statements of comprehensive loss. Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes was $0.9 million and $(0.8) million for the three and six months ended August 31, 2020, respectively. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes was $1.0 million and $1.3 million for the three and six months ended August 31, 2019, respectively.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective March 1, 2020. As a result of the adoption, we recorded certain costs, particularly those incurred during the application development phase, related to the implementation of cloud computing arrangements in prepaid expenses which historically had been recorded in property and equipment. Capitalized costs related to cloud computing arrangements for the six months ended August 31, 2020, which are included in prepaid expenses and other current assets on our condensed consolidated balance sheets, were not material.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2020
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$31,357	$—	$31,357	$31,357	$—
Level 1:
Money market funds	75,788	—	75,788	75,788	—
Mutual funds (1)	2,140	191	2,331	—	2,331
Total	$109,285	$191	$109,476	$107,145	$2,331

	As of February 29, 2020
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$31,895	$—	$31,895	$31,895	$—
Level 1:
Money market funds	5,508	—	5,508	5,508	—
Mutual funds (1)	3,926	26	3,952	—	3,952
Level 2:
Repurchase agreements	60,000	—	60,000	60,000	—
Corporate bonds	10,001	—	10,001	10,001	—
Total	$111,330	$26	$111,356	$107,404	$3,952

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of August 31, 2020, the cash surrender value of COLI was $4.2 million.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 29,
	2020	2020
Raw materials	$14,082	$18,118
Finished goods	17,413	18,660
	$31,495	$36,778

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 29, 2020	Additions & Adjustments, net (1)	Impair- ment	Aug. 31, 2020	Feb. 29, 2020	Expense	Aug. 31, 2020	Feb. 29, 2020	Aug. 31, 2020
Developed technology	2-7 years	$27,363	56	—	$27,419	$21,437	$1,511	$22,948	$5,926	$4,471
Tradenames	10 years	30,093	81	—	30,174	16,303	1,059	17,362	13,790	12,812
Customer lists	4-7 years	25,304	—	—	25,304	22,903	48	22,951	2,401	2,353
Dealer and customer relationships	7-12 years	34,139	(527)	(365)	33,247	10,753	1,098	11,851	23,386	21,396
Patents	5 years	589	—	—	589	197	20	217	392	372
		$117,488	$(390)	$(365)	$116,733	$71,593	$3,736	$75,329	$45,895	$41,404

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. In the first quarter of fiscal 2021, we determined that the prolonged secular decline in legacy LoJack U.S. SVR products revenue coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. As a result, we performed an assessment of the carrying amount of the related intangible assets supporting these products. Our assessment of the future cash flows generated by these assets concluded that an impairment loss was present. We recorded an impairment loss of $0.4 million for U.S. dealer relationships during the first quarter of fiscal 2021. For the three months ended August 31, 2020, we continued our assessment of these conditions and concluded no further impairment was required.

Estimated future amortization expense as of August 31, 2020 is as follows (in thousands):

2021 (remainder)	$3,895
2022	5,830
2023	5,610
2024	4,498
2025	4,374
Thereafter	17,197
$41,404

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Total
Balance as of February 29, 2020	$55,132	$39,180	$12,023	$106,335
Impairment loss	—	—	(3,924)	(3,924)
Effect of exchange rate change on goodwill	(249)	—	—	(249)
Balance as of August 31, 2020	$54,883	$39,180	$8,099	$102,162

There was no impairment of goodwill as of February 29, 2020. As the COVID-19 pandemic continues to impact the market and our business operations during the first quarter of fiscal 2021, we reevaluated the recoverability of the carrying amount of long-lived assets, including goodwill. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill utilized in our LoJack U.S. SVR reporting unit was impaired and recorded an impairment loss of $3.9 million as of May 31, 2020. For the three months ended August 31, 2020, we continued our assessment of these conditions and concluded no further impairment was required. Any deterioration in future operating cash flows of this reporting unit may result in further impairment of goodwill and other long-lived assets, including intangible assets

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 29,
	2020	2020
Deferred cost	$6,114	$7,818
Deferred compensation plan assets	6,494	6,041
Lease receivables, non-current	7,830	5,992
Prepaid commissions	2,191	2,318
Other	2,403	2,599
	$25,032	$24,768

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

NOTE 6 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of August 31, 2020 and February 29, 2020 (in thousands):

	Maturity	Effective	August 31,	February 29,
	Date	Interest Rate	2020	2020
2020 Convertible Notes, 1.625% fixed rate	May 15, 2020	6.20%	$-	$27,599
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Revolving Credit Facility	March 30, 2022	3.50%	20,000	-
Due to factors	2020 - 2024	4.70%	12,627	14,371
Total term debt			262,627	271,970
Unamortized discount and issuance costs			(58,161)	(61,763)
Less: Current portion of long-term term debt			(5,184)	(33,119)
Long-term debt, net of current portion			$199,282	$177,088

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of August 31, 2020 and February 29, 2020, the fair value of the 2025 Convertible Notes was $191 million and $197 million, respectively, based on Level 2 inputs.

2025 Convertible Notes

In July 2018, we issued debt of $230.0 million aggregate principal amount of convertible senior unsecured notes due in 2025 (“2025 Convertible Notes”). These notes require semi-annual interest payments at a rate of 2.00% until maturity, conversion, redemption or repurchase, which will be no later than August 1, 2025. We may redeem the notes at our option at any time on or after August 6, 2022 at a cash redemption price equal to the principal amount plus accrued interest, but only if the last reported sale price per share of our stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of both, at our election, based on an initial conversion price of $30.7450. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the 2025 Indenture. Approximately $51.9 million, net of tax, was allocated to additional paid-in capital upon issuance of these notes.

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

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with JP Morgan Chase Bank, N.A. that provides for borrowings up to $50.0 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. There were $20.0 million in borrowings outstanding under this revolving credit facility at August 31, 2020.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of August 31, 2020, we were in compliance with our covenants under the revolving credit facility.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income, which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million is being amortized under the interest method. During the three months ended August 31, 2020 and 2019, we recognized $0.1 million and $0.2 million of interest expense related to this debt, respectively. During both the six months ended August 31, 2020 and 2019, we recognized $0.3 million of interest expense related to this debt. The revenues recognized from this arrangement of $3.3 million and $3.1 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the six months ended August 31, 2020 and 2019, respectively.

NOTE 7 – RESTRUCTURING CHARGES

Beginning in fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that are not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $14.9 million, comprised of $9.1 million in severance and employee related costs, and $5.8 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space were due primarily to the vacancy in Canton, Massachusetts of $3.3 million, which was sub-leased starting in May 2020. The anticipated rent payments for the ceased-use leased facilities will be made through December 2025. Substantially all charges related to severance and employee costs were under the Telematics Products and LoJack U.S. SVR Products reportable segments. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases has been reclassified as a reduction of the Operating lease right-of-use assets in our condensed consolidated balance sheet.

For the three and six months ended August 31, 2020, total restructuring charges were $0.6 million and $2.5 million, respectively. Total restructuring charges incurred to date in fiscal 2021 were comprised of $2.3 million in severance and employee related costs, which included $0.9 million stock-based compensation, and $0.2 million for vacant facilities. The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our condensed consolidated balance sheets as of August 31, 2020 and February 29, 2020.

The following table summarizes the charges resulting from the implementation of the restructuring plan (in thousands):

	Three months ended August 31, 2020			Three months ended August 31, 2019
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$397	$71	$468	$349	$1,210	$1,559
Selling and marketing	-	-	-	447	-	447
General and administrative	83	-	83	266	-	266
Total	$480	$71	$551	$1,062	$1,210	$2,272

	Six months ended August 31, 2020			Six months ended August 31, 2019
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$273	$174	$447	$349	$1,210	$1,559
Selling and marketing	30	-	30	447	-	447
General and administrative	1,982	-	1,982	266	-	266
Total	$2,285	$174	$2,459	$1,062	$1,210	$2,272

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 29, 2020	$2,383	$359	$2,742
Charges	2,285	174	2,459
Payments	(1,848)	(448)	(2,296)
Restructuring liabilities as of August 31, 2020	$2,820	$85	$2,905

NOTE 8 – LEASES

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

During the second quarter of fiscal 2021, we sublet one of our office facilities in Texas and vacated the facility entirely. As a result, we recorded an impairment of our operating lease right-of-use assets and other property and equipment of $0.2 million and $0.1 million, respectively. These impairment losses are included within the total Impairment loss shown in the operating expenses in our condensed consolidated statements of comprehensive loss.

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	August 31, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$23,428

Liabilities
Operating lease liabilities (current)	Other current liabilities	$6,201
Operating lease liabilities (noncurrent)	Operating lease liabilities	25,225
Total lease liabilities		$31,426

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2020	2019	2020	2019
Operating lease cost	$1,837	$1,972	$3,426	$3,973
Short-term lease cost	82	252	163	564
Variable lease cost	114	43	228	73
Total lease cost	$2,033	$2,267	$3,817	$4,610

Supplemental Information

The table below presents supplemental information related to operating leases during the six months ended August 31, 2020 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$3,605
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,425
Weighted average remaining lease term	6.48
Weighted average discount rate	5.17%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of August 31, 2020 (in thousands):

Remainder of 2021	$4,348
2022	7,106
2023	6,588
2024	4,891
2025	3,113
Thereafter	10,057
Total minimum lease payments	36,103
Less imputed interest	(4,677)
Present value of future minimum lease payments	31,426
Less current obligations under leases	(6,201)
Long-term lease obligations	$25,225

NOTE 9 - INCOME TAXES

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.3 million and $0.5 million for the three and six months ended August 31, 2020, respectively, was primarily attributable to one of our foreign subsidiaries. The income tax benefit associated with the pre-tax loss for the quarter ended August 31, 2020, which was primarily from the U.S. jurisdiction, was offset by a full valuation allowance.

NOTE 10 - EARNINGS PER SHARE

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

The calculation of the basic and diluted loss per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Net loss	$(9,478)	$(7,369)	$(23,900)	$(16,062)
Basic and diluted weighted average number of common shares outstanding	34,256	33,568	34,140	33,475
Loss per share:
Basic	$(0.28)	$(0.22)	$(0.70)	$(0.48)
Diluted	$(0.28)	$(0.22)	$(0.70)	$(0.48)

All outstanding options and restricted stock units for the three and six months ended August 31, 2020 and 2019 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Cost of revenues	$203	$162	$378	$337
Research and development	723	633	1,369	1,046
Selling and marketing	760	982	1,265	1,651
General and administrative	1,160	1,406	2,582	2,692
Restructuring	-	-	875	-
	$2,846	$3,183	$6,469	$5,726

Changes in our outstanding stock options during the six months ended August 31, 2020 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 29, 2020	1,071	$14.65	6.2
Granted	—	—
Exercised	(70)	4.03
Forfeited or expired	(152)	17.52
Outstanding at August 31, 2020	849	$15.02	6.0	$309
Exercisable at August 31, 2020	578	$14.37	5.1	$309

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2020 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 29, 2020	2,215	$14.47
Granted	1,778	7.86
Vested	(611)	14.97	199
Forfeited	(152)	13.46
Outstanding at August 31, 2020	3,230	$10.78

As of August 31, 2020, there was $29.5 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.7 years.

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the heavy equipment industry accounted for 16% and 15% of our consolidated revenue for the three and six months ended August 31, 2020, respectively, and 10% and 12% of our consolidated revenue for the three and six months ended August 31, 2019, respectively. The same customer accounted for 16% and 19% of our consolidated accounts receivable at August 31, 2020 and February 29, 2020, respectively.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. For the three and six months ended August 31, 2020, four of our suppliers accounted for approximately 54% and 58% of our total inventory purchases, respectively. For the three and six months ended August 31, 2019, three of our suppliers accounted for approximately 51% and 48% of total inventory purchases, respectively. As identified below, some of these manufacturers accounted for more than 10% of our accounts payable as follows (rounded):

	August 31,	February 29,
	2020	2020
Accounts payable:
Supplier A	14%	11%
Supplier B	9%	11%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 13 - PRODUCT WARRANTIES

All products have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment of our products. We periodically adjust our estimate for actual warranty claims and historical claims experience as well as the impact of known product operational issues. During the three months ended August 31, 2020, we recorded $1.4 million in the resolution of a product performance matter with a customer. The warranty reserve is included in Other Current Liabilities in the condensed consolidated balance sheets. Activity in the accrued warranty costs liability is as follows (in thousands):

	Six Months Ended
	August 31,
	2020	2019
Balance at beginning of period	$987	$1,399
Charged to costs and expenses	1,995	1,100
Deductions	(518)	(700)
Balance at end of period	$2,464	$1,799

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 29,
	2020	2020
Operating lease liabilities	$6,201	$4,662
Taxes payable	2,476	2,266
Warranty reserves	2,464	987
Customer deposit	2,331	1,377
Litigation reserve	2,200	1,500
Interest payable	365	481
Other (1)	4,982	4,880
	$21,019	$16,153

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 29,
	2020	2020
Deferred revenue	$25,104	$27,452
Deferred compensation plan liability	6,542	5,919
Other	3,384	1,673
	$35,030	$35,044

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$-	$498	$93	$996
Amortization of discount and issue costs	-	1,495	289	2,951
	-	1,993	382	3,947
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,150	1,150	2,313	2,326
Amortization of discount and issue costs	2,329	2,160	4,640	4,328
	3,479	3,310	6,953	6,654
Other interest expense	378	252	599	410
Total interest expense	$3,857	$5,555	$7,934	$11,011

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2020	2019
Cash payments for interest and income taxes:
Interest expense paid	$2,780	$3,358
Income tax paid, net of refunds	$447	$466

NOTE 15 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

Prior to the fourth quarter of fiscal 2020, our two reportable segments, Software & Subscription Services and Telematics Systems, also represented our two reporting units for goodwill impairment testing. During the fourth quarter of fiscal 2020, our former CODM changed our reporting structure, resulting in four reporting units with two reporting units under each of our reportable segments. During the first quarter of fiscal 2021, our President and Chief Executive Officer, who is our current CODM, realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. We have recast certain prior period amounts to conform to the way our CODM regularly reviews segment performance.

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

Segment information is as follows (in thousands):

	Three Months Ended August 31, 2020					Three Months Ended August 31, 2019
	Reportable Segments					Reportable Segments
	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total
Revenues	$33,696	$40,732	$9,109		$83,537	$31,205	$48,934	$13,097		$93,236
Gross profit	$16,502	$10,961	$3,347		$30,810	$13,360	$18,184	$6,126		$37,670
Gross margin	49%	27%	37%		37%	43%	37%	47%		40%
Adjusted EBITDA	$7,573	$(1,476)	$227	$(921)	$5,403	$3,947	$5,341	$2,173	$(814)	$10,647

	Six Months Ended August 31, 2020					Six Months Ended August 31, 2019
	Operating Segments					Operating Segments
	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total
Revenues	$61,725	$86,271	$15,756		$163,752	$56,716	$100,132	$25,458		$182,306
Gross profit	$30,317	$26,081	$5,465		$61,863	$23,760	$38,228	$11,093		$73,081
Gross margin	49%	30%	35%		38%	42%	38%	44%		40%
Adjusted EBITDA	$13,927	$1,647	$(1,346)	$(2,318)	$11,910	$6,321	$13,204	$1,303	$(2,612)	$18,216

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Net loss	$(9,478)	$(7,369)	$(23,900)	$(16,062)
Investment income	(680)	(1,256)	(698)	(3,337)
Interest expense	3,857	5,555	7,934	11,011
Income tax provision (benefit)	266	(1,342)	506	(3,599)
Depreciation	5,073	5,191	9,983	9,036
Amortization of intangible assets	1,844	3,318	3,736	6,358
Stock-based compensation	2,846	3,183	5,594	5,726
Impairment loss	286	—	4,575	—
Restructuring charges	551	2,272	2,459	2,272
Non-recurring legal expenses	170	777	963	4,584
Acquisition and integration related expenses	—	46	—	1,190
Other	668	272	758	1,037
Adjusted EBITDA	$5,403	$10,647	$11,910	$18,216

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
United States	$58,945	$68,684	$110,495	$131,806
Europe, Middle East and Africa	15,537	13,298	31,443	26,724
South America	5,687	5,447	11,729	10,975
Asia and Pacific Rim	1,704	1,940	4,043	4,349
All other	1,664	3,867	6,042	8,452
	$83,537	$93,236	$163,752	$182,306

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and six months ended August 31, 2020 and 2019.

NOTE 16 – LEGAL PROCEEDINGS

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

Other matters

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

RESULTS OF OPERATIONS

OUR COMPANY

We are a telematics pioneer leading transformation in a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) developments through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets and their contents. Historically, we had two reportable segments, Software & Subscription Services and Telematics Systems. During the first quarter of fiscal 2021, our President and Chief Executive Officer, who is our current Chief Operating Decision Maker (“CODM”), realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. Our organizational structure is based on a number of factors that our CEO, as the CODM, uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these three segments. A description of the reportable business segments is provided below.

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

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive loss, balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, as the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the SEC regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15 to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net loss.

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

Our business and operating results depend on telematics product sales, device installations and related subscription-based services. The outbreak has limited our ability to install devices in the six months ended August 31, 2020. During the three months ended August 31, 2020, there was an increase in the number of installations as U.S. auto dealerships and school districts reopened from government-imposed pandemic shutdowns, which resulted in a sequential increase in our revenue since first quarter of fiscal 2021. The effect of the outbreak may continue to impact our operating results depending on the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment.

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

OPERATING RESULTS

Three months ended August 31, 2020 compared to three months ended August 31, 2019:

Revenue by Segment

	Three Months Ended August 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$33,696	40.3%	$31,205	33.5%	$2,491	8.0%
Telematics Products	40,732	48.8%	48,934	52.5%	(8,202)	(16.8%)
LoJack U.S. SVR Products	9,109	10.9%	13,097	14.0%	(3,988)	(30.4%)
Total	$83,537	100.0%	$93,236	100.0%	$(9,699)	(10.4%)

Software & Subscription Services revenue increased by $2.5 million or 8.0% for the three months ended August 31, 2020 compared to the same period last year. The increase was primarily due to revenue growth in our government, municipalities and K-12 school bus end markets as well as our international recovery services especially in Italy and the United Kingdom. The growth was partially offset by a decrease in revenue due to unfavorable foreign currency exchange rates for Mexican peso as a result of COVID-19 pandemic.

Telematics Products revenue decreased by $8.2 million or 16.8% for the three months ended August 31, 2020 compared to the same period last year. The decrease was attributable to reduced sale volume due to a decline in customer demand for our small-to-medium sized customers adversely impacted by the uncertain market conditions prompted by the COVID-19 outbreak in the U.S. since February 2020. The decline was partially offset by an increase in OEM/Network products revenue as we accelerate the migration to LTE products with one of our largest customers. We expect this overall decline in Telematics Products to be temporary and to be offset by increased customer demands in the later part of fiscal 2021 as the 3G network sunset becomes more imminent and the effects of COVID-19 pandemic diminishes.

LoJack U.S. SVR Products revenue decreased by $4.0 million or 30.4% for the three months ended August 31, 2020 compared to the same period last year. The decrease was due to a decline in customer demand attributed to the COVID-19 outbreak in the U.S. since February 2020 as well as a technology transition from proprietary radio frequency technology to GPS-based telematics solutions.

Gross Profit by Segment

	Three Months Ended August 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$16,502	49.0%	$13,360	42.8%	$3,142	23.5%
Telematics Products	10,961	26.9%	18,184	37.2%	(7,223)	(39.7%)
LoJack U.S. SVR Products	3,347	36.7%	6,126	46.8%	(2,779)	(45.4%)
Gross profit	$30,810	36.9%	$37,670	40.4%	$(6,860)	(18.2%)

Consolidated gross profit decreased by $6.9 million or 18.2% for the three months ended August 31, 2020 compared to the same period last year. Consolidated gross margin decreased by 350 basis for the three months ended August 31, 2020 compared to the same period last year. The decline in consolidated gross profit and gross margin was due to lower revenue from our Telematics and LoJack U.S. SVR Products as a result of the COVID-19 pandemic as well as a $1.4 million one-time charge related to the resolution of a product performance matter with a customer. The decline in gross margin was partially offset by continued growth in Software & Subscription Services as described above.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidated statements of comprehensive loss.

Operating Expenses

	Three Months Ended August 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,989	8.4%	$7,924	8.5%	$(935)	(11.8%)
Selling and marketing	13,493	16.2%	15,868	17.0%	(2,375)	(15.0%)
General and administrative	13,899	16.6%	12,893	13.8%	1,006	7.8%
Intangible asset amortization	1,844	2.2%	3,318	3.6%	(1,474)	(44.4%)
Restructuring	551	0.7%	2,272	2.4%	(1,721)	(75.7%)
Impairment loss	286	0.3%	—	0.0%	286	100.0%
Total	$37,062	44.4%	$42,275	45.3%	$(5,213)	(12.3%)

Consolidated research and development expense decreased by $0.9 million or 11.8% for the three months ended August 31, 2020 compared to the same period last year as we implemented certain cost containment measures in connection with the COVID-19 outbreak. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels as market conditions improve.

Consolidated selling and marketing expense decreased by $2.4 million or 15.0% for the three months ended August 31, 2020 compared to the same period last year. The decrease was primarily driven by lower tradeshow and related travel and advertising expenses due to the COVID-19 pandemic, lower personnel costs due to reduced headcount resulting from the restructuring activities from the prior year coupled with lower sales commissions due to the decline in sales volume as described above. We will invest in additional headcount in sales and marketing as we gain greater visibility into customer demand as the effects of the COVID-19 pandemic diminishes.

Consolidated general and administrative expenses increased by $1.0 million or 7.8% for the three months ended August 31, 2020 compared to the same period last year. The increase was primarily driven by higher personnel related expenses and higher depreciation and amortization expense resulting from us commencing additional operations on our new Enterprise Resource Planning (“ERP”) system.

Amortization of intangibles decreased by $1.5 million or 44.4% for the three months ended August 31, 2020 compared to the same period last year due to reduced amortization as a result of the intangible assets impairment loss recorded in fiscal 2020 and first quarter in fiscal 2021.

As described in Note 7 to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are vacant. We incurred additional charges of $0.6 million for this initiative during the three months ended August 31, 2020, which was primarily personnel related. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statements of comprehensive loss.

During the second quarter of fiscal 2021, we sublet one of our office facilities in Texas and vacated the facility entirely. As a result, we recorded an impairment of our operating lease right-of-use assets and other property and equipment of $0.2 million and $0.1 million, respectively. These impairment losses are included within the Impairment loss shown in the operating expenses in our condensed consolidated statements of comprehensive loss.

Non-operating Income (Expense)

Investment income decreased by $0.6 million to $0.7 million for the three months ended August 31, 2020 from $1.3 million for the three months ended August 31, 2019. The decrease was primarily driven by decreased investments in various cash equivalent as a result of the repayment of our 2020 Convertible Notes in the first quarter of the current fiscal year and a decline in interest rate impacted by the COVID-19 pandemic.

Interest expense decreased by $1.7 million to $3.9 million for the three months ended August 31, 2020 from $5.6 million for the three months ended August 31, 2019 as we fully repaid the 2020 Convertible Notes in first quarter of the current fiscal year.

Other non-operating income remained consistent year-over-year.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended August 31, 2020 was $9.5 million as compared to a net loss of $7.4 million in the three months ended August 31, 2019. The $2.1 million increase in the net loss is due to higher operating loss as described above.

Adjusted EBITDA:

	Three Months Ended August 31,
(In thousands)	2020	2019	$ Change	% Change
Segment
Software & Subscription Services	$7,573	$3,947	$3,626	91.9%
Telematics Products	(1,476)	5,341	(6,817)	(127.6%)
LoJack U.S. SVR Products	227	2,173	(1,946)	(89.6%)
Corporate Expenses	(921)	(814)	(107)	13.1%
Total Adjusted EBITDA	$5,403	$10,647	$(5,244)	(49.3%)

Adjusted EBITDA for Software & Subscription Services increased by $3.6 million compared to the same period last year primarily due to higher gross profit described above. Adjusted EBITDA for Telematics Products and LoJack U.S. SVR Products in the three months ended August 31, 2020 decreased by $6.8 million and $1.9 million compared to the same period last year, respectively. The declines in both segments were primarily due to a decline in revenue resulting from decreased sales volume partially offset by operating expense savings as we implemented certain cost containment measures in connection with the COVID-19 pandemic as described above. Adjusted EBITDA for Corporate Expenses remained consistent year-over-year.

See Note 15 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Income Tax Provision

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

An income tax expense of $0.3 million was recorded for the three months ended August 31, 2020, compared to an income tax benefit of $1.3 million in the same period last year. The $1.6 million increase in tax expense for the three months ended August 31, 2020, compared with the same period in 2019, was primarily driven by a pre-tax loss in the current period which did not result in an income tax benefit due to the recording of a valuation allowance against net deferred tax assets.

Six months ended August 31, 2020 compared to six months ended August 31, 2019:

Revenue by Segment

	Six Months Ended August 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$61,725	37.7%	$56,716	31.1%	$5,009	8.8%
Telematics Products	86,271	52.7%	100,132	54.9%	(13,861)	(13.8%)
LoJack U.S. SVR Products	15,756	9.6%	25,458	14.0%	(9,702)	(38.1%)
Total	$163,752	100.0%	$182,306	100.0%	$(18,554)	(10.2%)

Software & Subscription Services revenue increased by $5.0 million or 8.8% for the six months ended August 31, 2020 compared to the same period last year. The increase was primarily due to revenue growth in fleet management, government, municipalities and K-12 school bus end markets as well as our international recovery services especially in Mexico and the United Kingdom. The growth was offset by a decrease in revenue due to decline in device installation for businesses such as Italy as a result of COVID-19 pandemic.

Telematics Products revenue decreased by $13.9 million or 13.8% for the six months ended August 31, 2020 compared to the same period last year. The decrease was attributable to reduced sale volume due to a decline in customer demand for our small-to-medium sized customers adversely impacted by the uncertain market conditions prompted by the COVID-19 outbreak in the U.S. since February 2020. The decline was partially offset by an increase in OEM/Network products revenue as we accelerate the migration to LTE products with one of our largest customers. We expect this overall decline in Telematics Products to be temporary and to be offset by increased customer demands in the later part of fiscal 2021 as the 3G network sunset becomes more imminent and the effects of COVID-19 pandemic diminishes.

LoJack U.S. SVR Products revenue decreased by $9.7 million or 38.1% for the six months ended August 31, 2020 compared to the same period last year. The decrease was due to a decline in customer demand attributed to the COVID-19 outbreak in the U.S. since February 2020 as well as a technology transition from proprietary radio frequency technology to GPS-based telematics solutions.

Gross Profit by Segment

	Six Months Ended August 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$30,317	49.1%	$23,760	41.9%	$6,557	27.6%
Telematics Products	26,081	30.2%	38,228	38.2%	(12,147)	(31.8%)
LoJack U.S. SVR Products	5,465	34.7%	11,093	43.6%	(5,628)	(50.7%)
Gross profit	$61,863	37.8%	$73,081	40.1%	$(11,218)	(15.4%)

Consolidated gross profit decreased by $11.2 million or 15.4% for the six months ended August 31, 2020 compared to the same period last year. Consolidated gross margin decreased by 230 basis for the six months ended August 31, 2020 compared to the same period last year. The decline in consolidated gross profit and gross margin was due to lower revenue in our Telematics and LoJack U.S. SVR Products as a result of the COVID-19 pandemic as well as a $1.4 million one-time charge related to the resolution of a product performance matter with a customer. The decline in gross margin was partially offset by continued growth in Software & Subscription Services as described above.

Cost of revenues above excludes the restructuring related costs, which is shown separately in the operating expenses in our condensed consolidated statements of comprehensive loss.

Operating Expenses

	Six Months Ended August 31,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$13,313	8.1%	$14,810	8.1%	$(1,497)	(10.1%)
Selling and marketing	26,379	16.1%	30,515	16.7%	(4,136)	(13.6%)
General and administrative	27,568	16.8%	30,377	16.7%	(2,809)	(9.2%)
Intangible asset amortization	3,736	2.3%	6,358	3.5%	(2,622)	(41.2%)
Restructuring	2,459	1.5%	2,272	1.2%	187	8.2%
Impairment loss	4,575	2.8%	-	0.0%	4,575	100.0%
Total	$78,030	47.6%	$84,332	46.2%	$(6,302)	(7.5%)

Consolidated research and development expense decreased by $1.5 million or 10.1% for the six months ended August 31, 2020 compared to the same period last year as we implemented certain cost containment measures in connection with the COVID-19 outbreak. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels as market conditions improve.

Consolidated selling and marketing expense decreased by $4.1 million or 13.6% for the six months ended August 31, 2020 compared to the same period last year. The decrease was primarily driven by lower tradeshow and related travel and advertising expenses due to the COVID-19 pandemic coupled with lower sales commissions due to the decline in sales volume as described above. We will invest in additional headcounts in sales and marketing as we gain greater visibility into customer demand as the effects of the COVID-19 pandemic diminish.

Consolidated general and administrative expenses decreased by $2.8 million or 9.2% for the six months ended August 31, 2020 compared to the same period last year. The decrease was primarily driven by lower professional fees related to certain non-recurring legal matters and acquisitions in fiscal 2020 and reduced expenses as we further integrate the acquired businesses.

As described in Note 7 to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are vacant. We incurred additional charges of $2.5 million for this initiative during the six months ended August 31, 2020, which was primarily personnel related. Restructuring costs are shown separately in the operating expenses in our condensed consolidated statements of comprehensive loss.

Amortization of intangibles decreased by $2.6 million or 41.2% for the six months ended August 31, 2020 compared to the same period last year due to reduced amortization as a result of the intangible assets impairment loss recorded in fiscal 2020 and first quarter of fiscal 2021.

In February 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR Products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the immediate unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past seven months. As a result, we updated our assessment of the carrying amount of goodwill and long-lived assets supporting these products. The total impairment loss we recorded for the six months ended August 31, 2020 was $4.5 million, which was primarily attributable to partial write-offs of intangible assets for LoJack U.S. dealer relationships and goodwill (see Notes 1 and 4 in the accompanying financial statements). Any deterioration in future operating cash flows of this reporting unit may result in further impairment of goodwill and other long-lived assets, including intangible assets.

During the second quarter of fiscal 2021, we sublet one of our office facilities in Texas and vacated the facility entirely. As a result, we recorded an impairment of our operating lease right-of-use assets and other property and equipment of $0.2 million and $0.1 million, respectively. These impairment losses are included within the Impairment loss shown in the operating expenses in our condensed consolidated statements of comprehensive loss.

Non-operating Income (Expense)

Investment income decreased by $2.6 million to $0.7 million for the six months ended August 31, 2020 from $3.3 million for the six months ended August 31, 2019. During the six months ended August 31, 2019, we received dividend income from LoJack Mexico and a gain resulting from fair value adjustment of our previously held interest in LoJack Mexico, which did not reoccur in the current fiscal year.

Interest expense decreased to $7.9 million for the six months ended August 31, 2020 from $11.0 million for the six months ended August 31, 2019 primarily as the 2020 Convertible Notes matured in May 2020.

Other non-operating income for the six months ended August 31, 2020 was $9 thousand, increased from a loss of $0.2 million for the comparable period of the prior year due to a favorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the six months ended August 31, 2020 was $23.9 million as compared to a net loss of $16.1 million in the six months ended August 31, 2019. The $7.8 million increase in the net loss is due to the impairment loss of $4.5 million and $11.2 million decrease in gross profit during the quarter and partially offset by lower operating expenses as described above.

Adjusted EBITDA:

	Six Months Ended August 31,
(In thousands)	2020	2019	$ Change	% Change
Segment
Software & Subscription Services	$13,927	$6,321	$7,606	120.3%
Telematics Products	1,647	13,204	(11,557)	(87.5%)
LoJack U.S. SVR Products	(1,346)	1,303	(2,649)	(203.3%)
Corporate Expenses	(2,318)	(2,612)	294	(11.3%)
Total Adjusted EBITDA	$11,910	$18,216	$(6,306)	(34.6%)

Adjusted EBITDA for Software & Subscription Services increased by $7.6 million compared to the same period last year primarily due to higher gross profit and lower operating expenses as we further integrate the acquired businesses. Adjusted EBITDA for Telematics Products and LoJack U.S. SVR Products in the six months ended August 31, 2020 decreased by $11.6 million and $2.6 million compared to the same period last year, respectively. The declines in both segments were primarily due to a decline in revenue resulting from decreased sales volume partially offset by operating expense savings as we implemented certain cost containment measures in connection with the COVID-19 pandemic as described above. Adjusted EBITDA for Corporate Expenses decreased due to lower legal expenses.

See Note 15 for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Income Tax Provision

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

An income tax expense of $0.5 million was recorded for the six months ended August 31, 2020, compared to an income tax benefit of $3.6 million in the same period last year. The $4.1 million increase in tax expense for the six months ended August 31, 2020, compared with the same period in 2019, was primarily driven by a pre-tax loss in the current period which did not result in an income tax benefit due to the recording of a valuation allowance against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2020, our primary recurring cash needs have been for working capital purposes and capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of August 31, 2020, we have $107.1 million of cash and cash equivalents and $30 million available under our revolving credit facility. Additionally, we expect to continue to finance our operations with cash on hand and cash generated from operations.

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

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Cash flows from operating activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of discount and debt issue costs, deferred income taxes, amortization of certain revenue assignment arrangements and the effect of changes in components of working capital.

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

Our significant customers are located in the United States and certain foreign countries. We believe that our relationships with our key customers are very good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from them within 30 to 60 days of our invoice date with a few exceptions that extend the credit terms up to 90 days.

For the six months ended August 31, 2020, net cash provided by operating activities was $14.1 million and net loss was $23.9 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, and deferred income taxes totaled $32.5 million. These non-cash expenses are partially offset by non-cash revenues of $3.3 million related to the Synovia revenue assignment arrangements. Changes in operating assets and liabilities generated a $8.6 million cash inflow, primarily driven by changes in working capital including an increase in accounts payable and accrued liabilities, decrease in inventories and partially offset by decrease in deferred revenue.

For the six months ended August 31, 2019, net cash used in operating activities was $0.4 million and net loss was $16.1 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, and deferred income taxes totaled $30.6 million. These non-cash expenses were partially offset by non-cash revenues of $3.1 million related to the Synovia revenue assignment arrangements. Changes in operating assets and liabilities, net of the effects of our acquisitions, resulted in a $11.8 million cash outflow, primarily driven by changes in working capital including a decrease in inventory, and decrease in accounts payable, but partially offset by a decrease in accounts receivable.

Cash flow from investing activities

For the six months ended August 31, 2020 and 2019, our net cash used in investing activities was $7.6 million and $62.2 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as capital expenditures. During the six months ended August 31, 2019, we also acquired Synovia and LoJack Mexico for $48.9 million and $12.7 million, net of cash acquired, respectively.

We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers on the Synovia subscription agreements in order to support the future growth of our business.

Cash flow from financing activities

For the six months ended August 31, 2020 and 2019, our net cash used in financing activities was $8.2 million and $0.7 million, respectively. In each of these periods, we have payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to our employee stock purchase plan. During the six months ended August 31, 2020, we repaid our 2020 Convertible Notes of $27.6 million and borrowed $20.0 million from our revolving credit facility.

We continue to monitor the impact of COVID-19 on our operating results and liquidity as the pandemic has had an unfavorable impact on our financial condition and results of operations and we believe the pandemic may continue to have an unfavorable impact going forward. We have implemented certain cost containment and cash flow control measures especially in areas such as personnel, travel and other discretionary spend. As of August 31, 2020, we had cash and cash equivalents of $107.1 million and $30 million available under our existing revolving credit facility. Accordingly, we believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the second quarter of fiscal 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2020 as filed with the SEC on May 5, 2020.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the phased implementation of our ERP system, the effect of tariffs on exports from China, and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020 as filed with the SEC on May 5, 2020. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.9 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at August 31, 2020. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes and impairment loss in investment of affiliate were de minimis for six months ended August 31, 2020 and $(0.2) million for the six months ended August 31, 2019, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of August 31, 2020, outstanding borrowing under our revolving credit facility amounted to $20.0 million which bears interest rate of 2.75%.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system which started in fiscal 2020 and continuing into fiscal 2021. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2020, as filed with the SEC on May 5, 2020, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results in addition to the risk factors below:

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

Repurposing of satellite spectrum by adjacent operators of L-band spectrum for terrestrial services could interfere with our GPS IoT products and services.

In 2011, the U.S. Federal Communications Commission (“FCC”) granted Ligado Networks (then known as Lightsquared) (“Ligado”), a waiver to convert its L-band satellite spectrum to terrestrial use, including a 10 MHz band close to the spectrum that we use for all of our Global Positioning System (“GPS”) products and services. That waiver was subsequently suspended in 2012 due to concerns about potential interference to GPS operations. Ligado sought another waiver in 2015, that it then amended in 2018, to modify its L-band mobile satellite service network with a terrestrial-only proposal designed to address GPS industry-wide concerns. In April 2020, the FCC granted Ligado’s waiver request. We oppose this waiver grant out of concern for the interference that we believe Ligado’s proposed operations would cause to our IoT GPS devices. Ligado’s operations pursuant to the waiver would result in terrestrial use of L-band spectrum and, such operations may interfere with, and harmfully affect, the performance of the Global Navigation Satellite System (“GNSS”) receivers in our IoT GPS devices that operate in the 1559-1610MHz band, which is adjacent to, and within range of, the L-band downlink allocation for GPS operations. Ligado’s L-band terrestrial operations could impact our operations and impose costs on us to retrofit or replace affected GNSS receivers, which could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during second quarter ended August 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
June 1 - June 30, 2020	1,161	$7.81	-	$-
July 1 - July 31, 2020	32,852	$7.57	-	$-
August 1 - August 31, 2020	-	$-	-	$-
Total	34,013	$7.58	-	$-

(1)	The amounts in this column represent shares of our common stock surrendered by employees to the Company, upon vesting of restricted stock, to satisfy tax withholding requirements.
(2)

Amounts in this column reflect the weighted average price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plan.

ITEM 6. EXHIBITS

Exhibit 10.1

Executive Employment Agreement between the Company and Jeffery Gardner, dated July 16, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated July 2, 2020).

Exhibit 10.2	Offer Letter, executed on August 21, 2020, by and between the Company and Kirsten Wolberg (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 24,2020).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

September 24, 2020	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)