Form 10-Q
period 2020-11-30
CalAmp Corp.
filed 2020-12-17
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of December 10, 2020 was 35,034,722.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	November 30,	February 29,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$91,692	$107,404
Accounts receivable, net	67,852	72,273
Inventories	32,162	36,778
Prepaid expenses and other current assets	23,520	21,411
Total current assets	215,226	237,866
Property and equipment, net	44,576	55,878
Operating lease right-of-use assets	17,653	20,626
Deferred income tax assets	4,441	4,437
Goodwill	94,468	106,335
Other intangible assets, net	38,943	45,895
Other assets	26,516	24,768
	$441,823	$495,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$4,790	$33,119
Accounts payable	36,834	28,450
Accrued payroll and employee benefits	8,641	9,049
Deferred revenue	36,003	34,704
Other current liabilities	21,116	16,153
Total current liabilities	107,384	121,475
Long-term debt, net of current portion	180,646	177,088
Operating lease liabilities	19,217	24,279
Other non-current liabilities	35,258	35,044
Total liabilities	342,505	357,886
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 35,035 and 34,322 shares issued and outstanding at November 30, 2020 and February 29, 2020, respectively	350	343
Additional paid-in capital	229,326	220,482
Accumulated deficit	(129,245)	(81,531)
Accumulated other comprehensive loss	(1,113)	(1,375)
Total stockholders' equity	99,318	137,919
	$441,823	$495,805

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Revenues:
Products	$58,327	$65,930	$162,376	$195,867
Application subscriptions and other services	29,685	30,667	89,388	83,036
Total revenues	88,012	96,597	251,764	278,903
Cost of revenues:
Products	37,773	43,569	110,561	121,659
Application subscriptions and other services	15,234	16,144	44,335	47,279
Total cost of revenues	53,007	59,713	154,896	168,938
Gross profit	35,005	36,884	96,868	109,965
Operating expenses:
Research and development	6,783	7,742	20,096	22,552
Selling and marketing	14,647	14,683	41,026	45,198
General and administrative	13,642	14,283	41,210	44,660
Intangible asset amortization	1,855	3,325	5,591	9,683
Restructuring	92	848	2,551	3,120
Impairment loss	17,999	—	22,574	—
Total operating expenses	55,018	40,881	133,048	125,213
Operating loss	(20,013)	(3,997)	(36,180)	(15,248)
Non-operating income (expense):
Investment income	584	1,108	1,282	4,445
Interest expense	(3,880)	(4,987)	(11,814)	(15,998)
Loss on extinguishment of debt	—	(2,408)	—	(2,408)
Other income (expense)	(52)	232	(43)	26
Total non-operating expense	(3,348)	(6,055)	(10,575)	(13,935)
Loss before income taxes and impairment loss in investment of affiliate	(23,361)	(10,052)	(46,755)	(29,183)
Income tax benefit (provision)	(319)	2,637	(825)	6,236
Loss before impairment loss in investment of affiliate	(23,680)	(7,415)	(47,580)	(22,947)
Impairment loss in investment of affiliate	—	—	—	(530)
Net loss	$(23,680)	$(7,415)	$(47,580)	$(23,477)
Loss per share:
Basic	$(0.68)	$(0.22)	$(1.39)	$(0.70)
Diluted	$(0.68)	$(0.22)	$(1.39)	$(0.70)
Shares used in computing loss per share:
Basic	34,599	33,822	34,292	33,589
Diluted	34,599	33,822	34,292	33,589
Comprehensive income (loss):
Net loss	$(23,680)	$(7,415)	$(47,580)	$(23,477)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,062	1,165	262	(122)
Total comprehensive loss	$(22,618)	$(6,250)	$(47,318)	$(23,599)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,580)	$(23,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	15,008	14,054
Intangible asset amortization expense	5,591	9,683
Stock-based compensation expense	9,499	9,378
Amortization of discount and debt issuance costs	7,712	11,031
Impairment loss	22,574	—
Impairment of operating lease right-of-use (ROU) assets	—	1,210
Noncash operating lease cost	3,943	3,440
Loss on extinguishment of debt	—	2,408
Revenue assigned to factors	(4,864)	(5,016)
Deferred tax assets, net	372	(5,701)
Other	397	1,342
Changes in operating assets and liabilities:
Accounts receivable	4,772	(1,145)
Inventories	4,919	(5,747)
Prepaid expenses and other assets	(4,427)	(1,853)
Accounts payable	7,514	(7,652)
Accrued liabilities	5,778	(1,805)
Deferred revenue	(2,323)	3,797
Operating lease liabilities	(4,542)	(644)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,343	3,303
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	6,264	35,129
Purchases of marketable securities	(6,264)	(19,543)
Capital expenditures	(11,090)	(17,637)
Acquisitions, net of cash acquired	—	(60,634)
Other	—	371
NET CASH USED IN INVESTING ACTIVITIES	(11,090)	(62,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	10,000	—
Repayment of Paycheck Protection Program Loan	(10,000)	—
Proceeds from revolving credit facility, net of issuance cost	19,944	—
Repayment of 2020 Convertible Notes	(27,599)	—
Repayment of revolving credit facility	(20,000)	—
Repurchase of 2020 Convertible Notes	—	(94,683)
Taxes paid related to net share settlement of vested equity awards	(1,557)	(1,827)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	909	1,048
NET CASH USED IN FINANCING ACTIVITIES	(28,303)	(95,462)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(662)	(393)
Net change in cash and cash equivalents	(15,712)	(154,866)
Cash and cash equivalents at beginning of period	107,404	256,500
Cash and cash equivalents at end of period	$91,692	$101,634

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$118,978	$193,296	$137,919	$205,653

Common stock and additional paid-in capital:
Beginning balances	226,718	213,533	220,825	208,541
Stock-based compensation expense	3,030	3,652	9,499	9,378
Shares issued on net share settlement of equity awards	(72)	(98)	(1,557)	(1,827)
Exercise of stock options and contributions to ESPP	-	53	909	1,048
Ending balances	229,676	217,140	229,676	217,140

Accumulated deficit:
Beginning balances	(105,565)	(18,289)	(81,531)	(2,227)
Cumulative effect of adoption of ASC 326	—	—	(134)	—
Net loss	(23,680)	(7,415)	(47,580)	(23,477)
Ending balances	(129,245)	(25,704)	(129,245)	(25,704)

Accumulated other comprehensive income:
Beginning balances	(2,175)	(1,948)	(1,375)	(661)
Foreign currency translation adjustment	1,062	1,165	262	(122)
Ending balances	(1,113)	(783)	(1,113)	(783)

Total stockholders' equity, ending balances	$99,318	$190,653	$99,318	$190,653

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have considered all known and reasonably available information that existed as of November 30, 2020, in making accounting judgments, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer-term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments, charges for uncollectible accounts receivable in future periods and incur additional restructuring charges.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 are condensed in or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2020 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 6, 2020.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2020 and our results of operations for the three and nine months ended November 30, 2020 and 2019. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2021.

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

Wind Down Plan for LoJack U.S. SVR Operations

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. SVR operations. This business unit has historically provided stolen vehicle recovery (SVR) products operating on a radio frequency allocated by the FCC for domestic automotive dealerships. These products and related services have been provided predominately as a hardware-based offering that no longer aligns with our core strategy. We will continue supporting our existing customers and law enforcement partners to allow sufficient time for an orderly transition out of the business. Additionally, we will continue operating and investing in our LoJack international business which operates in a subscription-based business model and is well aligned with our core SaaS strategy.

In the fourth quarter of fiscal 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack U.S. SVR products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the continuing unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past several months. We recorded impairment losses during the fourth quarter of fiscal 2020 as well as the first quarter of fiscal 2021 related to goodwill, certain intangible assets and other long-lived assets. These impairment charges were related to our assessment of economic conditions, our expectations of future business conditions and trends, as well as our projected revenues, earnings, and cash flows.

Based upon our decision to wind down the LoJack U.S. SVR business and our current and prior quarterly impairment assessments, we recorded impairment losses as follows (in thousands):

	Three Months Ended November 30, 2020	Nine Months Ended November 30, 2020
LoJack U.S. SVR Products goodwill	$8,099	$12,023
Other long-lived assets	8,782	9,068
Other intangible assets:
Dealer and customer relationships	640	1,005
Developed technology	478	478
Total	$17,999	$22,574

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

Our integrated SaaS-based solutions for our tracking, monitoring and recovery services provide customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the customized device, installation and application subscriptions. We have applied our judgment in determining that these integrated arrangements typically represent single performance obligations satisfied over time.

Accordingly, we defer the recognition of revenue for the customized devices that only function with our applications and are sold only on an integrated basis with our proprietary applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated device related costs are recorded as deferred costs on the balance sheet. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription. The deferred revenue and deferred cost amounts are amortized to application subscriptions and other services revenue and cost of revenues, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which is generally three to five years for our services. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue under ASC 606 also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights.

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

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings to or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During fiscal quarter ended November 30, 2020, we recognized $30.7 million in revenue from the deferred revenue balance of $62.2 million as of February 29, 2020. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid commissions totaled $4.5 million as of November 30, 2020, of which $2.7 million was classified as non-current.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 15 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition, which reflect the immaterial corrections as discussed below, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Revenue by type of goods and services:
Telematics devices and accessories	$58,327	$65,930	$162,376	$195,867
Rental income and other services	6,095	6,586	14,508	16,766
Recurring application subscriptions	23,590	24,081	74,880	66,270
Total	$88,012	$96,597	$251,764	$278,903

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$64,070	$71,813	$175,944	$210,018
Revenue recognized over time	23,942	24,784	75,820	68,885
Total	$88,012	$96,597	$251,764	$278,903

Telematics devices and accessories presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of November 30, 2020 and February 29, 2020, we have estimated remaining performance obligations for contractually committed revenues of $135.1 million and $134.5 million, respectively. As of November 30, 2020, we expect to recognize approximately 17% in fiscal 2021 and 42% in fiscal 2022. As of February 29, 2020, we expected to recognize approximately 44% in fiscal 2021 and 26% in fiscal 2022. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

	Three Months Ended November 30, 2019			Nine Months Ended November 30, 2019
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenues:
Products	$63,192	$2,738	$65,930	$188,782	$7,085	$195,867
Application subscriptions and other services	33,405	(2,738)	30,667	90,121	(7,085)	83,036
Total revenues	$96,597	$-	$96,597	$278,903	$-	$278,903
Cost of revenues:
Products	$42,225	$1,344	$43,569	$118,494	$3,165	$121,659
Application subscriptions and other services	17,488	(1,344)	16,144	50,444	(3,165)	47,279
Total cost of revenues	$59,713	$-	$59,713	$168,938	$-	$168,938

	Three Months Ended November 30, 2019			Nine Months Ended November 30, 2019
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue by type of goods and services:
Telematics devices and accessories	$66,281	$(351)	$65,930	$200,340	$(4,473)	$195,867
Rental income and other services	3,741	2,845	6,586	7,724	9,042	16,766
Recurring application subscriptions	26,575	(2,494)	24,081	70,839	(4,569)	66,270
Total	$96,597	$-	$96,597	$278,903	$-	$278,903

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$66,281	$5,532	$71,813	$200,340	$9,678	$210,018
Revenue recognized over time	30,316	(5,532)	24,784	78,563	(9,678)	68,885
Total	$96,597	$-	$96,597	$278,903	$-	$278,903

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

The allowance for doubtful accounts totaled $4.1 million and $3.1 million as of November 30, 2020 and February 29, 2020, respectively.

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

We estimate the fair value of property and equipment based on the cost method of valuation (Level 3 determination of fair value). Significant inputs to the valuation model include estimated asset lives, obsolescence factors and estimated salvage values.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain included in determining income (loss) before income taxes was $0.3 million and $1.1 million for the three and nine months ended November 30, 2020, respectively. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes was $1.2 million and $(0.1) million for the three and nine months ended November 30, 2019, respectively.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective March 1, 2020. As a result of the adoption, we recorded certain costs, particularly those incurred during the application development phase, related to the implementation of cloud computing arrangements in prepaid expenses which historically had been recorded in property and equipment. Capitalized costs related to cloud computing arrangements for the nine months ended November 30, 2020, which are included in prepaid expenses and other current assets on our condensed consolidated balance sheets, were not material.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We are evaluating the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2020
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$30,900	$—	$30,900	$30,900	$—
Level 1:
Money market funds	17,792	—	17,792	17,792	—
Mutual funds (1)	2,127	357	2,484	—	2,484
Level 2:
Repurchase agreements	43,000	—	43,000	43,000	—
Total	$93,819	$357	$94,176	$91,692	$2,484

	As of February 29, 2020
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$31,895	$—	$31,895	$31,895	$—
Level 1:
Money market funds	5,508	—	5,508	5,508	—
Mutual funds (1)	3,926	26	3,952	—	3,952
Level 2:
Repurchase agreements	60,000	—	60,000	60,000	—
Corporate bonds	10,001	—	10,001	10,001	—
Total	$111,330	$26	$111,356	$107,404	$3,952

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of November 30, 2020, the cash surrender value of COLI was $4.5 million.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 29,
	2020	2020
Raw materials	$13,976	$18,118
Finished goods	18,186	18,660
	$32,162	$36,778

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 29, 2020	Additions & Adjustments, net (1)	Impair- ment	Nov. 30, 2020	Feb. 29, 2020	Expense	Nov. 30, 2020	Feb. 29, 2020	Nov. 30, 2020
Developed technology	4-6 years	$27,363	51	(478)	$26,936	$21,437	$2,269	$23,706	$5,926	$3,230
Tradenames	10 years	30,093	74	—	30,167	16,303	1,591	17,894	13,790	12,273
Customer lists	4-7 years	25,304	—	—	25,304	22,903	48	22,951	2,401	2,353
Dealer and customer relationships	10-15 years	34,139	(3)	(1,005)	33,131	10,753	1,656	12,409	23,386	20,722
Patents	5 years	589	—	—	589	197	27	224	392	365
		$117,488	$122	$(1,483)	$116,127	$71,593	$5,591	$77,184	$45,895	$38,943

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Based upon our decision to commence with the wind down of the LoJack U.S. SVR business, we performed an assessment of the carrying amount of the related intangible assets supporting these products. Our assessment of the future cash flows generated by these assets concluded that an impairment loss was present and recorded an impairment loss of $0.5 million for Developed technology and $1.0 million for U.S. dealer relationships during nine months ended November 30, 2020.

Estimated future amortization expense as of November 30, 2020 is as follows (in thousands):

2021 (remainder)	$1,554
2022	5,533
2023	5,381
2024	4,537
2025	4,422
Thereafter	17,516
$38,943

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Total
Balance as of February 29, 2020	$55,132	$39,180	$12,023	$106,335
Impairment loss	—	—	(12,023)	(12,023)
Effect of exchange rate change on goodwill	156	—	—	156
Balance as of November 30, 2020	$55,288	$39,180	$-	$94,468

In the first quarter of fiscal 2021, we recorded a goodwill impairment loss of $3.9 million related to the LoJack U.S. SVR Products reporting unit. An impairment loss equal to the remaining U.S. SVR Products goodwill balance of $8.1 million was recorded in the third quarter of fiscal 2021 in connection with our decision to wind down the LoJack U.S. SVR Products business (Note 1).

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 29,
	2020	2020
Deferred cost	$5,090	$7,818
Deferred compensation plan assets	6,958	6,041
Lease receivables, non-current	9,364	5,992
Prepaid commissions	2,747	2,318
Other	2,357	2,599
	$26,516	$24,768

NOTE 6 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of November 30, 2020 and February 29, 2020 (in thousands):

	Maturity	Effective	November 30,	February 29,
	Date	Interest Rate	2020	2020
2020 Convertible Notes, 1.625% fixed rate	May 15, 2020	6.20%	$-	$27,599
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors	2020 - 2024	4.70%	11,023	14,371
Total term debt			241,023	271,970
Unamortized discount and issuance costs			(55,587)	(61,763)
Less: Current portion of long-term term debt			(4,790)	(33,119)
Long-term debt, net of current portion			$180,646	$177,088

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of November 30, 2020 and February 29, 2020, the fair value of the 2025 Convertible Notes was $191 million and $197 million, respectively, based on Level 2 inputs.

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

2020 Convertible Notes

In October and November 2019, we repurchased approximately $94.9 million in aggregate principal amount of the 1.625% convertible senior unsecured notes for $94.7 million, which had a carrying value of $92.3 million, resulting in a loss on extinguishment of debt of $2.4 million. On May 15, 2020, we repaid the remaining principal balance of $27.6 million of the 1.625% convertible senior unsecured notes issued in May 2015.

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with JP Morgan Chase Bank, N.A. that provides for borrowings up to $50.0 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. On November 19, 2020, we repaid the $20.0 million borrowings outstanding under the revolving credit facility and accrued interest of $0.1 million. There were no borrowings outstanding under this revolving credit facility at November 30, 2020.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of November 30, 2020, we were in compliance with our covenants under the revolving credit facility.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income, which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million is being amortized under the interest method. During three months ended November 30, 2020 and 2019, we recognized $0.1 million and $0.2 million of interest expense related to this debt, respectively. During the nine months ended November 30, 2020 and 2019, we recognized $0.4 million and $0.5 million of interest expense related to this debt, respectively. The revenues recognized from this arrangement of $4.9 million and $5.0 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the nine months ended November 30, 2020 and 2019, respectively.

NOTE 7 – RESTRUCTURING ACTIVITIES

Since fiscal 2019, we executed under a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that were not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $15.0 million, comprised of $9.1 million in severance and employee related costs, and $5.9 million for vacant office and manufacturing facility space. Restructuring charges related to vacant office and manufacturing facility space were due primarily to the vacancy in Canton, Massachusetts of $3.3 million, which was sub-leased starting in May 2020. The anticipated rent payments for the ceased-use leased facilities will be made through December 2025. Substantially all charges related to severance and employee costs were under the Telematics Products and LoJack U.S. SVR Products reportable segments. As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases has been reclassified as a reduction of the Operating lease right-of-use assets in our condensed consolidated balance sheet.

For the three and nine months ended November 30, 2020, total restructuring charges were $0.1 million and $2.6 million, respectively. Total restructuring charges incurred to date in fiscal 2021 were comprised of $2.3 million in severance and employee related costs, which included $0.9 million stock-based compensation, and $0.3 million for vacant facilities. The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our condensed consolidated balance sheets as of November 30, 2020 and February 29, 2020.

The following table summarizes the charges resulting from the implementation of the restructuring plan (in thousands):

	Three Months Ended November 30, 2020			Three Months Ended November 30, 2019
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$(28)	$145	$117	$100	$-	$100
Research and development	-	-	-	97	-	97
Selling and marketing	4	-	4	454	-	454
General and administrative	(29)	-	(29)	197	-	197
Total	$(53)	$145	$92	$848	$-	$848

	Nine Months Ended November 30, 2020			Nine Months Ended November 30, 2019
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$245	$319	$564	$449	$1,210	$1,659
Research and development	-	-	-	97	-	97
Selling and marketing	34	-	34	901	-	901
General and administrative	1,953	-	1,953	463	-	463
Total	$2,232	$319	$2,551	$1,910	$1,210	$3,120

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 29, 2020	$2,383	$359	$2,742
Charges	2,232	319	2,551
Payments	(2,522)	(678)	(3,200)
Restructuring liabilities as of November 30, 2020	$2,093	$0	$2,093

As described in Note 1, our Board of Directors approved a plan to commence the wind down of the LoJack U.S. SVR operations as the products and services currently provided no longer aligns with our core strategy. Currently, we expect to incur up to $2.0 million nonrecurring cash charge related to severance and personnel costs in the fourth quarter. Additionally, we expect that we will incur contract termination and other related costs as we proceed with the wind down, which we are unable to estimate at this time.

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	November 30, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,653

Liabilities
Operating lease liabilities (current)	Other current liabilities	$6,148
Operating lease liabilities (noncurrent)	Operating lease liabilities	19,217
Total lease liabilities		$25,365

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2020	2019	2020	2019
Operating lease cost	$1,763	$663	$5,127	$4,636
Short-term lease cost	59	112	238	676
Variable lease cost	108	116	337	189
Total lease cost	$1,930	$891	$5,702	$5,501

Supplemental Information

The table below presents supplemental information related to operating leases during the nine months ended November 30, 2020 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$5,682
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,425
Weighted average remaining lease term	4.71
Weighted average discount rate	5.17%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of November 30, 2020 (in thousands):

Remainder of 2021	$2,406
2022	7,115
2023	6,598
2024	4,895
2025	3,113
Thereafter	2,900
Total minimum lease payments	27,027
Less imputed interest	(1,662)
Present value of future minimum lease payments	25,365
Less current obligations under leases	(6,148)
Long-term lease obligations	$19,217

In connection with the wind down of LoJack U.S. SVR operations (further described in Note 1), we reassessed the lease periods and related renewal assumptions for tower leases associated with this business to better align with our current transition period projections. As a result, we recorded an estimated reduction of $4.4 million to right-of-use assets and related lease liabilities as of November 30, 2020. These estimates may change in future periods as we proceed with the wind down.

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.3 million and $0.8 million for the three and nine months ended November 30, 2020, respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended November 30, 2020, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

The calculation of the basic and diluted loss per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Net loss	$(23,680)	$(7,415)	$(47,580)	$(23,477)
Basic and diluted weighted average number of common shares outstanding	34,599	33,822	34,292	33,589

Loss per share:
Basic	$(0.68)	$(0.22)	$(1.39)	$(0.70)
Diluted	$(0.68)	$(0.22)	$(1.39)	$(0.70)

All outstanding options and restricted stock units for the three and nine months ended November 30, 2020 and 2019 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Cost of revenues	$184	$221	$562	$558
Research and development	798	723	2,167	1,769
Selling and marketing	770	1,058	2,035	2,709
General and administrative	1,278	1,650	3,860	4,342
Restructuring	-	-	875	-
	$3,030	$3,652	$9,499	$9,378

Changes in our outstanding stock options during the nine months ended November 30, 2020 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 29, 2020	1,071	$14.65	6.2
Granted	—	—
Exercised	(70)	4.03
Forfeited or expired	(152)	17.52
Outstanding at November 30, 2020	849	$15.02	5.8	$408
Exercisable at November 30, 2020	578	$14.37	4.8	$408

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2020 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 29, 2020	2,215	$14.47
Granted	1,856	7.94
Vested	(636)	15.07	207
Forfeited	(277)	12.44
Outstanding at November 30, 2020	3,158	$10.69

As of November 30, 2020, there was $25.9 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.7 years.

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the heavy equipment industry accounted for 19% and 16% of our consolidated revenue for the three and nine months ended November 30, 2020, respectively, and 14% and 13% of our consolidated revenue for the three and nine months ended November 30, 2019, respectively. The same customer accounted for 19% of our consolidated accounts receivable at both November 30, 2020 and February 29, 2020.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. For the three and nine months ended November 30, 2020, four of our suppliers accounted for approximately 58% and 61% of our total inventory purchases, respectively. For the three and nine months ended November 30, 2019, three of our suppliers accounted for approximately 42% and 46% of total inventory purchases, respectively. As identified below, some of these manufacturers accounted for more than 10% of our accounts payable as follows (rounded):

	November 30,	February 29,
	2020	2020
Accounts payable:
Supplier A	7%	11%
Supplier B	14%	11%
Supplier C	14%	8%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 13 - PRODUCT WARRANTIES

All products have a one- or two-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment of our products. We periodically adjust our estimate for actual warranty claims and historical claims experience as well as the impact of known product operational issues. During the second fiscal quarter, we recorded $1.4 million in the resolution of a product performance matter with a customer which was paid as of November 30, 2020. The warranty reserve is included in Other Current Liabilities in the condensed consolidated balance sheets. Activity in the accrued warranty costs liability is as follows (in thousands):

	Nine Months Ended
	November 30,
	2020	2019
Balance at beginning of period	$987	$1,399
Charged to costs and expenses	2,354	657
Deductions	(2,157)	(703)
Balance at end of period	$1,184	$1,353

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 29,
	2020	2020
Operating lease liabilities	$6,148	$4,662
Taxes payable	2,487	2,266
Warranty reserves	1,184	987
Customer deposit	2,924	1,377
Litigation reserve	2,200	1,500
Interest payable	1,532	481
Other (1)	4,641	4,880
	$21,116	$16,153

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 29,
	2020	2020
Deferred revenue	$24,214	$27,452
Deferred compensation plan liability	6,965	5,919
Other	4,079	1,673
	$35,258	$35,044

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$-	$356	$93	$1,352
Amortization of discount and issue costs	-	1,038	289	3,989
	-	1,394	382	5,341
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,150	1,150	3,463	3,476
Amortization of discount and issue costs	2,374	2,203	7,014	6,531
	3,524	3,353	10,477	10,007
Other interest expense	356	240	955	650
Total interest expense	$3,880	$4,987	$11,814	$15,998

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2020	2019
Cash payments for interest and income taxes:
Interest expense paid	$2,983	$4,368
Income tax paid, net of refunds	$653	$749

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

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with tracking, monitoring and recovery services, accessories, and amortization of deferred revenue for customized devices functional only with application subscriptions that are not sold separately.

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

Our LoJack U.S. SVR Product segment represents the portfolio of security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets in the United States. LoJack U.S. SVR Product segment revenues consist primarily of stand-alone product sales. As previously described in Note 1, our Board of Directors approved a plan for management to commence a process to wind down LoJack U.S. SVR operations.

Segment information is as follows (in thousands):

	Three Months Ended November 30, 2020					Three Months Ended November 30, 2019
	Reportable Segments					Reportable Segments
	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total
Revenues	$34,396	$44,071	$9,545		$88,012	$33,405	$51,895	$11,297		$96,597
Gross profit	$17,266	$13,804	$3,935		$35,005	$15,928	$16,116	$4,840		$36,884
Gross margin	50%	31%	41%		40%	48%	31%	43%		38%
Adjusted EBITDA	$8,927	$766	$87	$(1,009)	$8,771	$7,254	$4,700	$(182)	$(867)	$10,905

	Nine Months Ended November 30, 2020					Nine Months Ended November 30, 2019
	Operating Segments					Operating Segments
	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Corporate Expenses	Total
Revenues	$96,121	$130,342	$25,301		$251,764	$90,121	$152,027	$36,755		$278,903
Gross profit	$47,583	$39,885	$9,400		$96,868	$39,688	$54,344	$15,933		$109,965
Gross margin	50%	31%	37%		38%	44%	36%	43%		39%
Adjusted EBITDA	$22,854	$2,413	$(1,259)	$(3,327)	$20,681	$13,575	$17,904	$1,121	$(3,479)	$29,121

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Net loss	$(23,680)	$(7,415)	$(47,580)	$(23,477)
Investment income	(584)	(1,108)	(1,282)	(4,445)
Interest expense	3,880	4,987	11,814	15,998
Income tax provision (benefit)	319	(2,637)	825	(6,236)
Depreciation	5,025	5,018	15,008	14,054
Amortization of intangible assets	1,855	3,325	5,591	9,683
Stock-based compensation	3,030	3,652	8,624	9,378
Loss on extinguishment of debt	—	2,408	—	2,408
Impairment loss	17,999	—	22,574	—
Restructuring charges	92	848	2,551	3,120
Non-recurring legal expenses	205	957	1,168	5,541
Acquisition and integration related expenses	—	382	—	1,572
Other	630	488	1,388	1,525
Adjusted EBITDA	$8,771	$10,905	$20,681	$29,121

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
United States	$60,823	$69,961	$171,318	$201,678
Europe, Middle East and Africa	13,771	14,818	45,214	41,625
South America	7,349	5,518	19,078	16,494
Asia and Pacific Rim	4,034	3,044	8,077	7,394
All other	2,035	3,256	8,077	11,712
	$88,012	$96,597	$251,764	$278,903

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and nine months ended November 30, 2020 and 2019.

NOTE 16 – LEGAL PROCEEDINGS

Omega patent infringement claim

On May 6, 2020, we filed our Form 10-K for the fiscal year ended February 29, 2020 which disclosed the current status of the Omega patent infringement claim. In summary, on March 20, 2020, the U.S. District Court for the Middle District of Florida (the “Trial Court”) denied our motion for judgement as a matter of law (“JMOL”), a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs. Omega’s cross-appeal reply brief, which will be the final brief in the appeal, is due December 21, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, as filed with the U.S. Securities and Exchange Commission on May 6, 2020, and include the following areas:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Inventory write-downs;
•	Goodwill and long-lived assets;
•	Patent litigation and other contingencies; and
•	Deferred income tax assets and uncertain tax positions.

OUR COMPANY

We are a telematics pioneer leading transformation in a mobile connected economy. We help reinvent businesses and improve lives around the globe with technology solutions that streamline complex Internet of Things (“IoT”) deployment through wireless connectivity solutions and derived data intelligence. Our software applications, scalable cloud services, and intelligent devices collect and assess business-critical data from mobile assets and their contents. Historically, we had two reportable segments, Software & Subscription Services and Telematics Systems. During the first quarter of fiscal 2021, our President and Chief Executive Officer, who is our current Chief Operating Decision Maker (“CODM”), realigned our operational structure into three reportable segments: Software & Subscriptions Services, Telematics Products and LoJack U.S. SVR Products. Our organizational structure is based on a number of factors that our CEO, as the CODM, uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology within these three segments. A description of the reportable business segments is provided below.

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

LoJack U.S. SVR Products

Our LoJack U.S. SVR Products segment offers a series of security and protection products and services for tracking and recovering vehicles. Our Stolen Vehicle Recovery (“SVR”) solution is the only one directly integrated with law enforcement that has a 90%+ recovery rate and over $1 billion worth of recoveries in the U.S. alone. As described in Note 1 to the accompanying condensed consolidated financial statements, our Board of Directors approved a plan for management to commence the wind down of LoJack U.S. SVR operations.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive loss, balance sheets or statements of cash flows. We define Adjusted EBITDA as earnings before investment income, interest expenses, taxes, depreciation, amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement and certain other adjustments. Our CEO, as the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the SEC regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15 to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net loss.

Recent Developments

COVID-19 Impact

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

Our business and operating results depend on telematics product sales, device installations and related subscription-based services. In certain situations, the outbreak has limited our ability to install devices in the nine months ended November 30, 2020. The effect of the outbreak may continue to impact our operating results depending on the severity of the pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment.

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

Wind Down Plan for LoJack U.S. SVR Operations

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. operations. This business unit has historically provided SVR products operating on a radio frequency allocated by the FCC for domestic automotive dealerships. These products and related services have been provided predominately as a hardware-based offering that no longer aligns with our core strategy. We will continue supporting existing customers and law enforcement partners to allow sufficient time for an orderly transition out of the business. Additionally, we will continue operating and investing in our LoJack international business which operates in a subscription-based business model and is well aligned with our core SaaS strategy.

OPERATING RESULTS

Three months ended November 30, 2020 compared to three months ended November 30, 2019:

Revenue by Segment

	Three Months Ended November 30,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$34,396	39.1%	$33,405	34.6%	$991	3.0%
Telematics Products	44,071	50.1%	51,895	53.7%	(7,824)	(15.1%)
LoJack U.S. SVR Products	9,545	10.8%	11,297	11.7%	(1,752)	(15.5%)
Total	$88,012	100.0%	$96,597	100.0%	$(8,585)	(8.9%)

Software & Subscription Services revenue increased by $1.0 million or 3.0% for the three months ended November 30, 2020 compared to the same period last year. The increase was primarily due to revenue growth in our government, municipalities and K-12 school bus end markets as well as our international recovery services specifically in Italy and the United Kingdom, partially offset by a decrease in revenue in Mexico as a result of the COVID-19 pandemic.

Telematics Products revenue decreased by $7.8 million or 15.1% for the three months ended November 30, 2020 compared to the same period last year. The decrease was attributable to reduced sale volume due to a decline in demand from our small-to-medium sized customers adversely impacted by the uncertain market conditions prompted by the COVID-19. The decline was partially offset by an increase in OEM/Network products revenue as we accelerate the migration to LTE products with one of our largest customers. We expect this overall decline in Telematics Products to be temporary and to be offset by increased customer demand in the early part of fiscal 2022 as the 3G network sunset becomes more imminent and the effects of the COVID-19 pandemic diminish.

LoJack U.S. SVR Products revenue decreased by $1.8 million or 15.5% for the three months ended November 30, 2020 compared to the same period last year. The decrease was due to a decline in customer demand attributed to the COVID-19 outbreak in the U.S. since February 2020 as well as a technology transition from proprietary radio frequency technology to GPS-based telematics solutions.

Gross Profit by Segment

	Three Months Ended November 30,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$17,266	50.2%	$15,928	47.7%	$1,338	8.4%
Telematics Products	13,804	31.3%	16,116	31.1%	(2,312)	(14.3%)
LoJack U.S. SVR Products	3,935	41.2%	4,840	42.8%	(905)	(18.7%)
Gross profit	$35,005	39.8%	$36,884	38.2%	$(1,879)	(5.1%)

Consolidated gross profit decreased by $1.9 million or 5.1% for the three months ended November 30, 2020 compared to the same period last year. The decline in consolidated gross profit was due to lower revenue from our Telematics and LoJack U.S. SVR Products primarily as a result of the COVID-19 pandemic. Consolidated gross margin increased by 160 basis points for the three months ended November 30, 2020 compared to the same period last year due to continued growth in Software & Subscription Services as described above.

Cost of revenues above excludes restructuring related costs, which is shown separately in operating expenses in our condensed consolidated statements of comprehensive loss.

Operating Expenses

	Three Months Ended November 30,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,783	7.7%	$7,742	8.0%	$(959)	(12.4%)
Selling and marketing	14,647	16.6%	14,683	15.2%	(36)	(0.2%)
General and administrative	13,642	15.5%	14,283	14.8%	(641)	(4.5%)
Intangible asset amortization	1,855	2.1%	3,325	3.4%	(1,470)	(44.2%)
Restructuring	92	0.1%	848	0.9%	(756)	(89.2%)
Impairment loss	17,999	20.5%	—	0.0%	17,999	100.0%
Total	$55,018	62.5%	$40,881	42.3%	$14,137	34.6%

Consolidated research and development expense decreased by $1.0 million or 12.4% for the three months ended November 30, 2020 compared to the same period last year as we implemented certain cost containment measures in connection with the COVID-19 outbreak. We will continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense remained consistent for the three months ended November 30, 2020 compared to the same period last year. We will invest in additional headcount in sales and marketing as we gain greater visibility into customer demand as the effects of the COVID-19 pandemic diminish.

Consolidated general and administrative expenses decreased by $0.6 million or 4.5% for the three months ended November 30, 2020 compared to the same period last year. The decrease was primarily driven by lower personnel costs due to reduced headcount and lower outside professional service fees as we gain synergies and cost savings from the integration of acquired businesses.

Amortization of intangibles decreased by $1.5 million or 44.2% for the three months ended November 30, 2020 compared to the same period last year due to reduced amortization resulting from the intangible asset impairment losses recorded in fiscal 2020 and first quarter in fiscal 2021.

As described in Note 7 to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant. We incurred charges of $0.1 million for this initiative during the three months ended November 30, 2020, which were primarily personnel related. Restructuring costs are shown separately in operating expenses in our condensed consolidated statements of comprehensive loss.

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down the LoJack U.S. SVR operations. Based on our decision, coupled with our assessment of economic conditions and trends, we recorded an impairment loss aggregating $18.0 million, comprised of write-downs of $8.8 million of property and equipment and other assets, $8.1 million of goodwill and $1.1 million of intangible assets.

Non-operating Income (Expense)

Investment income decreased to $0.6 million for the three months ended November 30, 2020 from $1.1 million for the three months ended November 30, 2019. The decrease was primarily driven by lower rates of interest earned on invested funds.

Interest expense decreased to $3.9 million for the three months ended November 30, 2020 from $5.0 million for the three months ended November 30, 2019 as we fully repaid the 2020 Convertible Notes in first quarter of the current fiscal year. Interest expense for the three months ended November 30, 2020 included interest paid for the $20.0 million borrowing under revolving line of credit, which we fully repaid on November 19, 2020.

During the three months ended November 30, 2019, we recognized a loss of $2.4 million on extinguishment of debt on the repurchase of $94.9 million of our 2020 Convertible Notes in October and November 2019.

Other non-operating expense was $0.1 million for the three months ended November 30, 2020 as compared to other non-operating income of $0.2 million for the three months ended November 30, 2019. The change was primarily due to an unfavorable shift in foreign currency exchange rates.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the three months ended November 30, 2020 was $23.7 million as compared to a net loss of $7.4 million in the three months ended November 30, 2019. The $16.3 million increase in the net loss was primarily driven by the $18.0 million impairment loss recorded in connection with the commencement of the wind down of our LoJack U.S. SVR operations, partially offset by lower operating expenses as described above.

Adjusted EBITDA:

	Three Months Ended November 30,
(In thousands)	2020	2019	$ Change	% Change
Segment
Software & Subscription Services	$8,927	$7,254	$1,673	23.1%
Telematics Products	766	4,700	(3,934)	(83.7%)
LoJack U.S. SVR Products	87	(182)	269	(147.8%)
Corporate Expenses	(1,009)	(867)	(142)	16.4%
Total Adjusted EBITDA	$8,771	$10,905	$(2,134)	(19.6%)

Adjusted EBITDA for Software & Subscription Services increased by $1.6 million compared to the same period last year primarily due to higher gross profit as described above. Adjusted EBITDA for Telematics Products decreased by $3.9 million compared to the same period last year primarily due to a decline in revenue resulting from decreased sales volume in connection with the COVID-19 pandemic as described above. Adjusted EBITDA for LoJack U.S. SVR Products and Corporate Expenses remained consistent year-over-year.

See Note 15 to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

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

An income tax expense of $0.3 million was recorded for the three months ended November 30, 2020, compared to an income tax benefit of $2.6 million in the same period last year. The $2.9 million increase in tax expense was primarily driven by a pre-tax loss in the current period which did not result in an income tax benefit due to the recording of a valuation allowance against our net deferred tax assets.

Nine months ended November 30, 2020 compared to nine months ended November 30, 2019:

Revenue by Segment

	Nine Months Ended November 30,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$96,121	38.2%	$90,121	32.3%	$6,000	6.7%
Telematics Products	130,342	51.8%	152,027	54.5%	(21,685)	(14.3%)
LoJack U.S. SVR Products	25,301	10.0%	36,755	13.2%	(11,454)	(31.2%)
Total	$251,764	100.0%	$278,903	100.0%	$(27,139)	(9.7%)

Software & Subscription Services revenue increased by $6.0 million or 6.7% for the nine months ended November 30, 2020 compared to the same period last year. The increase was primarily due to revenue growth in fleet management, government, municipalities and K-12 school bus end markets as well as our international recovery services specifically in Mexico and the United Kingdom, partially offset by a decrease in revenue due to decline in installation for businesses such as Italy as a result of COVID-19 pandemic.

Telematics Products revenue decreased by $21.7 million or 14.3% for the nine months ended November 30, 2020 compared to the same period last year. The decrease was attributable to reduced sale volume due to a decline in demand from our small-to-medium sized customers adversely impacted by the uncertain market conditions prompted by the COVID-19. The decline was partially offset by an increase in OEM/Network products revenue as we accelerate the migration to LTE products with one of our largest customers. We expect this overall decline in Telematics Products to be temporary and to be offset by increased customer demand in the early part of fiscal 2022 as the 3G network sunset becomes more imminent and the effects of the COVID-19 pandemic diminish.

LoJack U.S. SVR Products revenue decreased by $11.5 million or 31.2% for the nine months ended November 30, 2020 compared to the same period last year. The decrease was due to a decline in customer demand attributed to the COVID-19 outbreak in the U.S. since February 2020 as well as a technology transition from proprietary radio frequency technology to GPS-based telematics solutions.

Gross Profit by Segment

	Nine Months Ended November 30,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$47,583	49.5%	$39,688	44.0%	$7,895	19.9%
Telematics Products	39,885	30.6%	54,344	35.7%	(14,459)	(26.6%)
LoJack U.S. SVR Products	9,400	37.2%	15,933	43.3%	(6,533)	(41.0%)
Gross profit	$96,868	38.5%	$109,965	39.4%	$(13,097)	(11.9%)

Consolidated gross profit decreased by $13.1 million or 11.9% for the nine months ended November 30, 2020 compared to the same period last year, and consolidated gross margin decreased by 90 basis points for the nine months ended November 30, 2020 compared to the same period last year. The decline in consolidated gross profit and gross margin was due to lower revenue in our Telematics and LoJack U.S. SVR Products as a result of the COVID-19 pandemic as well as a $1.4 million one-time charge related to the resolution of a product performance matter with a customer. The decline in gross margin was partially offset by continued growth in Software & Subscription Services as described above.

Cost of revenues above excludes restructuring related costs, which is shown separately in operating expenses in our condensed consolidated statements of comprehensive loss.

Operating Expenses

	Nine Months Ended November 30,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$20,096	8.0%	$22,552	8.1%	$(2,456)	(10.9%)
Selling and marketing	41,026	16.3%	45,198	16.2%	(4,172)	(9.2%)
General and administrative	41,210	16.4%	44,660	16.0%	(3,450)	(7.7%)
Intangible asset amortization	5,591	2.2%	9,683	3.5%	(4,092)	(42.3%)
Restructuring	2,551	1.0%	3,120	1.1%	(569)	(18.2%)
Impairment loss	22,574	9.0%	-	0.0%	22,574	100.0%
Total	$133,048	52.9%	$125,213	44.9%	$7,835	6.3%

Consolidated research and development expense decreased by $2.5 million or 10.9% for the nine months ended November 30, 2020 compared to the same period last year as we implemented certain cost containment measures in connection with the COVID-19 outbreak. We will continue to invest in research and development of new products and technologies to be sold through the U.S. and international sales channels as market conditions improve.

Consolidated selling and marketing expense decreased by $4.2 million or 9.2% for the nine months ended November 30, 2020 compared to the same period last year. The decrease was primarily driven by lower tradeshow and related travel and advertising expenses due to the COVID-19 pandemic coupled with lower sales commissions due to the decline in sales. We will invest in additional headcounts in sales and marketing as we gain greater visibility into customer demand as the effects of the COVID-19 pandemic diminish.

Consolidated general and administrative expenses decreased by $3.5 million or 7.7% for the nine months ended November 30, 2020 compared to the same period last year. The decrease was primarily driven by reduced personnel costs and lower professional fees related to certain non-recurring legal matters and acquisitions in fiscal 2020 coupled with reduced expenses as we further integrate acquired businesses.

Amortization of intangibles decreased by $4.1 million or 42.3% for the nine months ended November 30, 2020 compared to the same period last year due to reduced amortization resulting from the intangible assets impairment losses recorded in fiscal 2020 and first quarter of fiscal 2021.

During fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are vacant. We incurred charges of $2.6 million for this initiative during the nine months ended November 30, 2020, which were primarily personnel related. Restructuring costs are shown separately in operating expenses in our condensed consolidated statements of comprehensive loss.

In February 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR Products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past ten months. Further, on December 16, 2020, our Board of Directors approved a plan for management to commence the wind down of the LoJack U.S. SVR operations. Based upon our decision to wind down the LoJack U.S. SVR business and our current and prior quarterly impairment assessments, we recorded impairment losses of $22.6 million for the nine months ended November 30, 2020. These losses were comprised of write-downs of $12.0 million of goodwill, $9.1 million of property, plant and equipment and other assets, and $1.5 million of intangible assets (see Notes 1 and 4 in the accompanying condensed consolidated financial statements).

Non-operating Income (Expense)

Investment income decreased to $1.3 million for the nine months ended November 30, 2020 from $4.4 million for the nine months ended November 30, 2019. During the nine months ended November 30, 2019, we received dividend income from LoJack Mexico and a gain resulting from fair value adjustment of our previously held interest in LoJack Mexico, which did not reoccur in the current fiscal year. Additionally, we had a lower level of invested funds during the nine months ended November 30, 2020, due in part to the repayment of our 2020 Convertible Notes in the first quarter of the current fiscal year, and earned lower rates of interest on those invested funds.

Interest expense decreased to $11.8 million for the nine months ended November 30, 2020 from $16.0 million for the nine months ended November 30, 2019 primarily due to the 2020 Convertible Notes maturing in May 2020. Interest expense for the nine months ended November 30, 2020 also included interest paid for the $20.0 million borrowing under our revolving line of credit in May 2020, which we fully repaid on November 19, 2020.

During the nine months ended November 30, 2019, we recognized a loss of $2.4 million on extinguishment of debt on the repurchase of $94.9 million of our 2020 Convertible Notes in October and November 2019.

Overall Profitability Measures

Net Income (Loss):

GAAP-basis net loss in the nine months ended November 30, 2020 was $47.6 million as compared to a net loss of $23.5 million in the nine months ended November 30, 2019. The $24.1 million increase in the net loss was primarily due to the impairment loss of $22.6 million and $13.1 million decrease in gross profit, partially offset by lower operating expenses as described above.

Adjusted EBITDA:

	Nine Months Ended November 30,
(In thousands)	2020	2019	$ Change	% Change
Segment
Software & Subscription Services	$22,854	$13,575	$9,279	68.4%
Telematics Products	2,413	17,904	(15,491)	(86.5%)
LoJack U.S. SVR Products	(1,259)	1,121	(2,380)	(212.3%)
Corporate Expenses	(3,327)	(3,479)	152	(4.4%)
Total Adjusted EBITDA	$20,681	$29,121	$(8,440)	(29.0%)

Adjusted EBITDA for Software & Subscription Services increased by $9.2 million compared to the same period last year primarily due increased revenue as well as higher gross margins and lower operating expenses as we further integrate acquired businesses. Adjusted EBITDA for Telematics Products and LoJack U.S. SVR Products in the nine months ended November 30, 2020 decreased by $15.5 million and $2.4 million compared to the same period last year, respectively. The declines in both segments were primarily due to a decline in revenue resulting from decreased sales volume partially offset by operating expense savings as we implemented certain cost containment measures, both in connection with the COVID-19 pandemic as described above. Adjusted EBITDA for Corporate Expenses remained consistent year-over-year.

See Note 15 to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Income Tax Provision

We evaluate our estimated annual ETR on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

An income tax expense of $0.8 million was recorded for the nine months ended November 30, 2020, compared to an income tax benefit of $6.2 million in the same period last year. The $7.0 million increase in tax expense was primarily driven by a pre-tax loss in the current period which did not result in an income tax benefit due to the recording of a valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2020, our primary recurring cash needs have been for working capital purposes and capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of November 30, 2020, we have $91.7 million of cash and cash equivalents and $50 million available under our revolving credit facility. Additionally, we expect to continue to finance our operations with cash on hand and cash generated from operations.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provided for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the revolving credit facility to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. In May 2020, we borrowed $20 million under the revolving credit facility, which was fully repaid on November 19, 2020.

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

For the nine months ended November 30, 2020, net cash provided by operating activities was $24.3 million and net loss was $47.6 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, impairment losses and deferred income taxes totaled $65.1 million. These non-cash expenses are partially offset by non-cash revenues of $4.9 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities generated a $11.7 million cash inflow, primarily driven by changes in working capital including an increase in accounts payable and accrued liabilities, decrease in inventories and accounts receivable and partially offset by an increase in prepaid expenses and other assets.

For the nine months ended November 30, 2019, net cash provided by operating activities was $3.3 million and net loss was $23.5 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, and deferred income taxes totaled $44.4 million. These non-cash expenses are partially offset by non-cash revenues of $5.0 million related to acquired revenue assignment arrangements and $2.4 million losses incurred from repurchase of the 2020 Convertible Notes. Changes in operating assets and liabilities, net of the effects of our acquisitions, resulted in a $15.0 million cash outflow, primarily driven by changes in working capital including an increase in accounts receivable and inventory, and decrease in accounts payable.

Cash flow from investing activities

For the nine months ended November 30, 2020 and 2019, our net cash used in investing activities was $11.1 million and $62.3 million, respectively. In each of these periods, our primary investing activities consisted of the purchase and sale of marketable securities in accordance with our corporate investment policy as well as capital expenditures. During the nine months ended November 30, 2019, we also acquired Synovia and LoJack Mexico for $48.9 million and $12.7 million, net of cash acquired, respectively.

We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Cash flow from financing activities

For the nine months ended November 30, 2020 and 2019, our net cash used in financing activities was $28.3 million and $95.5 million, respectively. In each of these periods, we had payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to our employee stock purchase plan. During the nine months ended November 30, 2020, we repaid our 2020 Convertible Notes of $27.6 million, as well as borrowed and repaid $20.0 million from our revolving credit facility. During the nine months ended November 30, 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of convertible notes for $94.7 million.

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

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. SVR operations. We will continue supporting our existing customers and law enforcement partners to allow sufficient time for an orderly transition out of the business. We expect the wind down of the LoJack U.S. SVR operations to accelerate the secular decline in revenues for these legacy products. The decline in revenues will be offset by expense reductions as contemplated in our wind down plan. These actions may have a negative impact on our consolidated cash flows.

As of November 30, 2020, we had cash and cash equivalents of $91.7 million and $50 million available under our existing revolving credit facility. Accordingly, we believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the U.S. Securities and Exchange Commission Regulation S-K.

Contractual Cash Obligations

During the third quarter of fiscal 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2020 as filed with the SEC on May 6, 2020.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the phased implementation of our ERP system, the effect of tariffs on exports from China, and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020 as filed with the SEC on May 6, 2020. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.3 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at November 30, 2020. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes and impairment loss in investment of affiliate were de minimus for both the nine months ended November 30, 2020 and 2019.

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

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of November 30, 2020, there was no outstanding borrowing under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system which started in fiscal 2020 and continues into fiscal 2021. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2020, as filed with the SEC on May 6, 2020, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results in addition to the risk factors below:

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

ITEM 5. OTHER INFORMATION

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 2.05 thereof.

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. SVR operations. This business unit has historically provided stolen vehicle recovery (SVR) services and products operating on a radio frequency allocated by the FCC for domestic automotive dealerships. These products and related services have been provided predominately as a hardware-based offering that no longer aligns with our core strategy. As part of our commitment to public safety, we will continue supporting our existing customers and law enforcement partners to allow sufficient time for an orderly transition out of the business. A precise date for completing the wind down has not yet been fixed.

As part of the wind down, we expect the secular decline in revenues from the legacy LoJack U.S. SVR product sales to accelerate over the next three to six months. To offset the impact of declining revenues, we will execute various cost reduction measures in order to achieve cost savings beginning in fiscal year 2022. In the fourth quarter of fiscal 2021, we are anticipating up to $2.0 million non-recurring cash charges related to severance and personnel costs. This estimate is preliminary and subject to a number of assumptions and risks, and our actual results may vary. We will also incur various contract termination and other related costs as we proceed with the wind down, which we are unable to estimate at this time.

Our evaluation of various alternative courses of action that we may take related to the wind down is in progress and we may incur additional costs as a result of such actions. Therefore, we are unable to make a good faith determination of an estimate or range of estimates of other major types of costs that we may incur in connection with the wind down called for by paragraph (b) of Item 2.05 of Form 8-K, nor are we able to make a good faith determination of an estimate or range of estimates called for by paragraphs (c) and (d) of Item 2.05 of Form 8-K.  We undertake to update this disclosure upon determination of such estimates or ranges of estimates.

ITEM 6. EXHIBITS

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	Inline XBRL Instance Document

101 .SCH	Inline XBRL Taxonomy Extension Schema Document

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

December 17, 2020	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)