Form 10-K
period 2021-02-28
CalAmp Corp.
filed 2021-04-22
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of August 31, 2020, the aggregate market value of shares held by non-affiliates of the registrant was approximately $233.8 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company. As of April 15, 2021, there were 35,242,197 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 2021 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

Changes from Prior Periodic Reports

In this report we have complied with the disclosures required by the Securities and Exchange Commission ("SEC") release No. 33-10825 "Modernization of Regulation S-K Items 101, 103, and 105", and we have early adopted the changes in disclosure standards included in SEC release No. 33-10890 "Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information."

Company Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”), incorporated in 1987, is a global connected intelligence company helping people and business work smarter. We partner with transportation and logistics, government, industrial equipment and automotive industries to track, monitor and recover vital assets with real-time visibility and insights that allow people and businesses everywhere to thrive.

We combine Software-as-a-Service (“SaaS”) applications, telematics services, our CalAmp Telematics Cloud™(“CTC”) platform and intelligent edge computing products to deliver a comprehensive view of vehicles, equipment, drivers, assets and cargo in real time. Our unified Internet of Things (IoT) ecosystem generates actionable insights that help businesses make better decisions that reduce costs, increase revenue, maximize productivity, optimize operations and improve safety of their services and operations. While each one of our offerings can be combined for a complete end-to-end telematics solution, we also partner with our customers to develop custom solutions that integrate with back-office systems or custom software, without losing the actionable mobility data that only CalAmp can provide.

Our CTC platform offers valuable telematics services that help companies more efficiently manage their vital assets including fleet video intelligence, remote asset tracking, real-time crash response and driver behavior scoring, among others. Our programmable telematics devices enable computing at the edge that captures business-critical data from mobile assets, their passengers and contents anywhere in the world at any time. We deliver connected intelligence that enables the efficient transport of life-saving pharmaceuticals, optimizes equipment utilization that builds our communities and infrastructure, provides greater public works visibility to citizens, and transports students safely to the classroom.

Economic conditions, competitive markets, global regulatory environments, the COVID-19 pandemic and the transition to 4G-and-5G mobile connectivity are challenging traditional businesses to drive operational efficiencies, track processes, reduce costs, fund business growth and innovation, and enhance profitability and cash flow. Therefore, effective management of business spend is imperative if businesses are to consistently achieve profitable growth. Businesses must also evaluate their underutilized resources and leverage this new connected ecosystem to gather real-time data and analytics to drive greater efficiencies across the organization. CalAmp helps enterprises and mid- to large-sized businesses do this effectively so that they can compete in the on-demand economy and fulfill their customers’ expectations for fast and reliable on-time products and services.

Our company culture is driven by four core values:

•

Customer Success – we are driven to establish, develop, and build strong relationships with our customers. We are focused on understanding their respective organizations and helping them meet and surpass their goals while facilitating the successful implementation of our services and our products.

•

Innovation – we are committed to transforming ideas into new and improved products and processes. We respond resourcefully to demands and challenges in order to advance, compete and differentiate ourselves successfully in the marketplace and bring value to our customers as well as our teams.

•

Execution – we seek to understand, anticipate and respond to our customers’ needs by working hard to achieve measurable results. We achieve total customer satisfaction by understanding what the customer wants and delivering it flawlessly. Satisfied customers are essential to our success.

•

Inclusion – we believe in the integrity, honesty and trust of our employees. These are key ingredients to collaboration and inclusion. We listen to what others have to say, valuing their opinion, and speaking the truth in a positive manner. We take personal responsibility for our actions and are committed to building diverse teams with fairness and respect for all.

The successful execution of this approach, in combination with our core values, will help customers to succeed and thus drive our growth.

We have approximately one million software and service subscribers today within our core businesses, and more than 20 million of our systems’ devices have been installed globally in multiple market verticals including automotive, insurance, transportation and logistics, government and industrial equipment. Our Here Comes The Bus® school bus tracking mobile app serves over 300 school districts across North America and has more than two million users. In April 2020, we made the strategic decision to transition out of the Automotive Vehicle Finance business and thus it is excluded from our core businesses. We believe our combined installed base represents a significant recurring revenue opportunity as we strive to deliver additional over-the-top services and data monetization opportunities to subscribers in collaboration with our customers and partners.

Growth Strategy – Capitalize on $30B Total Available Market

Over the past several years, we have been focused on growing our subscription-based business to deliver a higher level of recurring and predictable revenue stream. We intend to grow this core business and expand into new markets and geographic regions in the years ahead. Our business operates at the nexus of several large market opportunities, such as the fleet, transportation and logistics, supply chain and connected-vehicle ecosystems, which includes tracking monitoring and recovering high-value vehicles, equipment, cargo and other vital assets in the markets around the world. We believe these market opportunities constitute a total addressable market (“TAM”) of approximately $30 billion. In order to capitalize on this TAM, our growth strategy includes the following key elements:

•

Drive Ongoing Transformation to SaaS Business Model. We are relentlessly pursuing our goal to grow our software and subscription services business. To accomplish this goal, our team is focused on continual innovation across our proprietary software stack.  We believe that by leveraging our existing brand presence and customer base in four market verticals, including transportation & logistics, industrial equipment, government, and connected car, we can drive growth in our SaaS applications. And as we steadily grow our base of SaaS subscribers, we’ll continue to migrate to a pure-play solution provider of subscription services by combining our broad portfolio of SaaS applications, proprietary cloud-based platform and programmable telematics systems devices.

•

Increase Subscriber Base to Drive Recurring Revenue. A key driver of our recurring revenue is the number of customers who are on a subscription basis for our software solutions and services. The more subscribers we are able to secure, the higher our recurring revenue will be. We currently have approximately 1.0 million subscribers within our core businesses, with significant opportunities to expand that number by transitioning existing customers to our software solutions and securing new customers with our expanded SaaS offerings.

•

Capitalize on Transition from 3G to 4G. There is currently a major technology shift taking place in which wireless carriers are required to gradually shut down older generation networks, known as the 3G network sunset. Since the transportation industry relies on near-constant network connectivity with the back office for their day-to-day operations, the 3G network sunset will be a significant challenge as fleets will need to replace equipment to ensure they can continue operating safely and efficiently. This transition has presented a significant growth opportunity for CalAmp as we assist our customers in making this transition to newer 4G LTE networks and equipment prior to the mandated 3G shut-down dates for carriers. We believe this transition could provide sustained demand for our solutions and services well into fiscal 2022.

•

Launch New Innovative Software Solutions in the Emerging Connected Vehicle Market Worldwide. We have established a highly recognizable brand as well as strong and unique relationships with insurance companies, rental car agencies, regional and global transportation and logistics providers, and heavy equipment original equipment manufacturers (OEMs). We continue to develop innovative telematics applications for the connected vehicle market such as our award-winning Here Comes the Bus and iOn™ Suite of advanced tracking software applications.

•

Expand in Key Verticals and Target Geographies. We are leveraging our existing customer relationships, international subscribers and recent acquisitions to further expand into global markets including Latin America, Europe, Middle East & Africa, and Asia Pacific. Our global expansion strategy is focused on countries with anticipated demand for our full stack of SaaS applications and services, cloud platform and telematics devices.

•

Expand Presence in Industrial IoT. We believe that our current distribution footprint covers a significant portion of the global industrial IoT market due to our strong relationships with large enterprise accounts such as Caterpillar. We intend to leverage our core competencies of working with these global enterprises while expanding our presence with other industrial equipment OEMs.

Extended Business Network

Because our connected IoT ecosystem is constantly tracking, monitoring and reporting business-critical information from mobile assets, drivers and cargo, our customers can run their business operations more efficiently. We also make it easy for our customers to purchase our end-to-end connected fleet and supply chain solutions through a SaaS subscription-based model, which results in greater customer engagement and long-term enterprise relationships, while driving incremental recurring revenue opportunities.

Today we sell into numerous market verticals including automotive, insurance, transportation and logistics, government, K-12 and industrial & construction equipment in the United States, Latin America, Western Europe, Asia Pacific, Middle East and Africa. We also serve parents, students and school administrators in more than 300 school districts across North America with our award-winning Here Comes The Bus mobile app that can be found in both the App Store and the Google Play Store. Our brands and technological leadership have driven the adoption of our connectivity solutions with small- to mid-sized customers as well as large global enterprises and numerous government organizations and municipalities. With our international network of subsidiaries and industry partnerships, we bring connected intelligence to businesses to help drive better decision-making, maximize productivity and increase revenue.

We listen to our customers’ needs both to understand their pain points and to help improve their day-to-day businesses. We strive to find new ways to use our connected intelligence to digitize their businesses, streamline their operations and empower them with new insights to make their business environments safer today and in the future..

Enterprise Customers - We sell our products and services directly to large global enterprises and industrial OEM customers. These customers require very different selling approaches and support requirements. Our sales, product development and support teams are organized to address these different requirements. Additionally, certain customers often have unique technical requirements and manufacturing processes, and may request specific product configurations, feature sets and designs. Sales to large enterprise customers often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these customers. Some of the global enterprises we serve include Amazon, Caterpillar, Hertz, Omnitracs, Toyota, Trimble and Volkswagen Financial, among others.

Telematics Service Providers (“TSPs”) and Channel Partners - We market and sell our products and services to small- and mid-sized companies through our well-established sales team and Channel Partner Program that includes various Telematics Service Providers, Value-Added Resellers (“VARs”), systems integrators and mobile network operators. These partners integrate our telematics solutions with their value-added applications to deliver purpose-built solutions that are sold through to restaurant, farming, water & waste management and construction industries, among others.

Strategic Partners – We have developed third party strategic partnerships to serve a wide range of customers from enterprises to small businesses.  CalAmp has established strategic partnerships with supply chain management service providers including CargoSense, Overhaul, Cryoport and RoviTracker. We also partner with leading global insurance companies to provide stolen vehicle recovery services and help insurance carriers better manage risk, minimize replacement losses and improve customer service. We also partner with mobile network operators including AT&T, Verizon, Sprint and Telefonica, among others, to provide connectivity solutions for our customers.

Our global direct sales organization consists of teams of field salespeople, key account managers and business development managers, who work closely with applications specialists and other internal sales support personnel based primarily across our U.S. locations. We have organized our field sales personnel, together with internal sales, into teams within each business group based on their specialized knowledge and expertise relating to specific application and service areas, geographies and customer groups. These sales teams are closely aligned with their respective product management, engineering and operations organizations.

We expect that our reputation for providing innovative, high-quality solutions will continue to play a significant role in our growth and success, and that high customer satisfaction will continue to fuel referrals of our brand to new customers. Through our trademarked name – CalAmp – we have built a highly recognizable brand in the global enterprise, fleet management and supply chain market verticals. We also provide the award-winning Here Comes The Bus application to the K-12 educational market as well as the award-winning application called Bus Guardian, that provides contact-tracing to protect students and drivers on school buses, which has been especially critical during the current COVID-19 pandemic. Bus Guardian provides regular school bus ridership data, pick-up and drop-off times, as well as other associated statistics reflecting both drivers and students. This data is extremely important particularly in cases where buses serve multiple schools. Bus Guardian helps school administers monitor and manage sanitation assessment and application procedures across their fleets with its unique hygiene verification features. This real-time data has helped to keep staff, students and families across the country safe amidst the pandemic.

Customer Benefits

Our edge-computing devices, software solutions and subscription services address a wide variety of applications across key market verticals ranging from small to large enterprises. Companies in these sectors need constant communication with remote and/or mobile assets as they perform business-critical tasks and services that are otherwise difficult to manage in real time on a remote basis. In such situations, our solutions provide a clear and demonstrable return on investment for these customers by:

•

Increasing productivity and optimizing performance of fleets and mobile workers. Our fleet and asset management applications and services enable fleet operators to track, monitor and more efficiently manage dispatch and routing, vehicle maintenance, operational workflows and workforce communications. Our telematics services help keep drivers safe and connected to the information they need to know.

•

Enabling greater supply chain visibility into the cab, container and cargo across multiple modes of transportation. Our supply chain visibility solution provides truck, trailer and cargo tracking across land, sea, air and rail. Perishables, pharmaceuticals and other environmentally sensitive consumer goods can be kept safe with our sensor tags that provide real-time status on temperature, light, humidity and other parameters for regulatory compliance purposes. Our devices have been approved for air travel allowing shippers to track electronics, pets and other high-value assets as they travel across different modes of transportation.

•

Recovering stolen vehicles and assets, and providing peace of mind through connected car services. Through our international subsidiaries across EMEA and LATAM, our stolen vehicle recovery services directly integrate with law enforcement to provide vehicle safety and security, crash and speeding alerts, and driver behavior monitoring that enable safe driving, improve the customer experience and drive incremental revenue opportunities for automobile dealers.

•

Facilitating comprehensive monitoring, tracking and usage of heavy equipment and tools. CalAmp industry equipment management applications and devices provide OEMs, dealers and rental equipment providers with detailed insights they need to make more informed decisions and stay on project schedules. We provide visibility into maintenance, usage, and tracking of on- and off-road high-value assets including everything from yellow iron and attachments, forklifts and loaders to generators, compressors and other mission-critical tools to get the job done. Granular insights into engine hours, impact and other diagnostics drive new engineering improvements.

•

Creating a safe and reliable real-time school bus tracking and tracing experience for students and parents. For K-12 students all over the U.S. and Canada, our proprietary school bus tracking and mobile app provides pick-up and drop-off information to give parents and students peace of mind as they travel to and from school. We deliver school bus ridership information to enable contact tracing and enable hygiene verification to keep kids safe amid the pandemic and allow them to return to the classroom.

•

Enabling usage-based insurance, enhanced claims processing and delivery of comprehensive value-added services for the vehicle insurance industry. Our connected car applications include stolen vehicle recovery for insurance providers, driver behavior scoring, crash alerts and reconstruction, damage estimation, teen driver tracking and management, roadside assistance and preventative maintenance.

Differentiators

CalAmp enables businesses and people worldwide to work smarter. Our solutions deliver more intelligence, automation and efficiency so our customers can do what they do even better. With more detailed insights into their vital assets, our customers can make the right decisions with greater confidence as they adapt, innovate and lead in their industries.

We pride ourselves in servicing each layer of the value chain for a business, from software applications and services through cloud platform and devices. This integrated approach puts us ahead of competitors because we can provide customers with a complete solution or a flexible, configurable solution that can easily enhance other third-party applications or back-office enterprise systems.

With a trusted and growing global presence, CalAmp provides secure, scalable, and flexible solutions with applications for multiple industries. We continue to expand our offerings in different geographies and market segments. Our powerful technology and financial strength empower us to bring innovative solutions to market. The CalAmp mobile connected ecosystem, for example, offers a seamless, end-to-end telematics solution that addresses the most complex operational challenges.

Our underlying platform consists of our proprietary CalAmp Telematics Cloud, which captures, analyzes and transforms data from high-value mobile assets and equipment into actionable insights. Powered by an enterprise-grade server platform and advanced security, CTC facilitates integration between CalAmp applications and third-party management systems to enable flexible IoT solutions and innovative telematics services. Many multinational shipping enterprises rely on CalAmp including Amazon, which uses CTC to operate and optimize a mission-critical business application designed around its complex logistics supply operations.

Our enterprise customers tell us that only CalAmp offers a seamless one-stop shop for tracking, monitoring and recovering high-value mobile assets with these critical capabilities:

•

Integration: CTC’s Application Development Environment (“ADE”), along with CalAmp’s broad portfolio of devices, easily links vertical, back-end applications to remote assets providing the information needed for each key stakeholder within the organization.

•	Scalability: The ADE provides an embedded framework to help create tailored solutions enabling faster deployment with minimized infrastructure.
•

Simplicity: Customers can directly link intelligent devices--installed on vehicles and mobile assets with software applications and telematics services--to their existing enterprise systems for more holistic and actionable insights.

•	Speed: With CalAmp’s industry-standard APIs, customer development teams using custom telematics solutions can capture the information they need from mobile assets to speed time-to-market.
•

Reliability: Large global logistics companies can’t afford downtime or loss of data. This is especially imperative for surviving peak seasons in freight transportation. Data reliability and zero operational downtime on this kind of global scale only comes with experience. Our customers have come to know the importance, scale and complexity of advanced telematics deployments based on CalAmp solutions. They know that reliability comes in large part from CTC being built on one of the most reliable and scalable enterprise-grade cloud infrastructures in the business: Amazon Web Services.

Our Platform

CalAmp’s unified IoT ecosystem includes our SaaS-based applications, CalAmp Telematics Services, CalAmp Telematics Cloud Platform and intelligent edge computing products. Companies of all sizes leverage our integrated suite of IoT services and devices into their operational infrastructures to reliably and securely transmit business-critical data points from high-valued mobile assets to address their most complex operational challenges. This tight integration of IoT technologies provides greater visibility to help meet customer expectations in the on-demand economy.

CalAmp's Suite of Applications
iOn, Synovia K-12/Here Comes the Bus, SC iOn
CalAmp Telematics Services
Video Insights, Asset Recover & Tracking, Security, Crash Detection, Alerts, Driver Behavior
CalAmp Telematics Cloud™ Platform
Device Management & Configuration, Real-time Analytics, API Enablement, Connectivity
CalAmp Edge Devices
Vehicle & Asset Tracker, Gateways & Routers, Video Devices, Smart Sensors

SaaS Applications. We provide our customers with intelligent analytics and reporting tools that are accessible via a single view, user-friendly interface through SaaS-based applications designed to address specific vertical market needs. CalAmp iOn™ is purpose-built for service fleets, government fleets and industrial equipment OEMs and operators, turning multiple data feeds from previously unconnected networks of vehicles, drivers and associated assets into clear and actionable insights that optimize operations, increase productivity and deliver compelling ROI for virtually any business challenge. CalAmp SC iOn Supply Chain delivers real-time visibility about the environmental status of pharmaceuticals, electronics, food or other perishables from manufacturing to the point of purchase, helping to manage quality and compliance across land, air or sea shipments. Here Comes The Bus® is an award-winning mobile application that provide real-time school bus location through push notifications and email alerts to help families monitor bus arrival and keep students safe. Bus Guardian™ enables contact tracing and hygiene verification to keep students, drivers and other school staff safe amid the pandemic.

CalAmp Telematics Services. CalAmp delivers enhanced contextual insights that help manage mobile workers, vehicles, mobile assets, tools and cargo. Our subscription-based telematics services enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. CalAmp iOn Vision provides fleet operators and service providers with actionable video insights to assess driver behavior, mitigate liabilities and improve fleet safety. CalAmp iOn Tag Service helps service fleets to minimize project delays and prevent loss by enabling greater visibility and control over their assets and tools. CrashBoxx provides crash detection and delivers instant crash alerts to speed life-saving assistance to drivers, expedite the claims process and reconstruct collisions to help fleet operators mitigate liability and fraud. Driver Behavior Scoring enables fleet managers to improve driver safety and identify the need for training based on evidence of speeding, harsh braking, hard cornering and other risky driving behaviors. LoJack Stolen Vehicle Recovery services offered through our international subsidiaries directly integrates with law enforcement to secure and recover auto, truck and high-value construction equipment and commercial vehicles. Security is of greatest importance to CalAmp especially in the rapidly evolving cyberthreat landscape we see today. CTC is SOC 2 certified, meaning it’s designed to securely retain data in the cloud. With this certification, organizations can have confidence that their sensitive data is secure, ensuring confidentiality and availability for optimized telematics deployments.

CalAmp Telematics Cloud (“CTC”). The CalAmp Telematics Cloud is the core engine that enables seamless management of a diverse set of assets, from service vehicles to high-value equipment. CTC is an enablement platform that connects our customers to a wide range of applications and software services. This enhances the value of our telematics solutions and offers flexibility and scale for small- to medium-sized businesses as well as global enterprise corporations. Our cloud-based platform connects our SaaS-based applications, telematics services and edge computing devices, and facilitates integration with third-party applications through open Application Programming Interfaces (“API”s). Our partners leverage the multiple APIs we’ve created to rapidly deliver full-featured IoT solutions to their customers and markets. Our proven CTC is architected to integrate with numerous global Mobile Network Operator (“MNO”) account management systems and leverage these carrier backend systems to provide customers access to services that are essential for creating and managing flexible end-to-end solutions.

CalAmp Edge Computing Products. We offer a series of telematics system devices and sensors that serve as the backbone of our mobile connected ecosystem by collecting data insights from vehicles, drivers, assets and cargo.  These wireless networking devices--including asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers--underpin our wide range of proprietary and third-party software applications and services for business-critical deployments demanding secure and reliable communications and controls anywhere in the world. Our customers select our products and solutions based on optimized feature sets, configurability, manageability, long-term support, reliability and, in particular, overall value.

Industry Recognition

In 2020, CalAmp received numerous awards for its CalAmp iOn, iOn Vision, Here Comes The Bus and Bus Guardian solutions. The CalAmp iOn Suite was named to Equipment Today’s 2020 Contractors’ Top 50 New Products, while iOn Vision claimed the 2020 IoT Evolution Product of the Year Award. Here Comes The Bus captured the 2020 OCTANe High Tech Award for Best Consumer Technology Innovation, GSMA's coveted 2020 Global Mobile Award (GLOMO), and an IoT Evolution Excellence Award. Bus Guardian received the 2020 IoT Excellence Award from Technology Marketing Corporation (TMC) and 2020 IoT Evolution Community Impact Award from IoT Evolution World.

Recent Developments

COVID-19

In December 2019, a strain of coronavirus entitled COVID-19 emerged in China and spread to other countries including to the United States. In March 2020, the World Health Organization declared the spread of COVID-19 as a pandemic. The full impact of the COVID-19 pandemic still remains uncertain given the diversity of rules and regulations in the U.S. and other countries in which we operate. The pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditure due to the pandemic and related macro-economic uncertainties. The pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use. It is difficult to predict the extent to which the COVID-19 pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of the outbreak may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed as of February 28, 2021, in making accounting judgments, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions resulting from COVID-19 including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impacts from these contingencies result in longer-term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments, charges for uncollectible accounts receivable in future periods and additional restructuring charges.

Wind Down Plan and Subsequent Sale of LoJack U.S. SVR Operations

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. SVR operations. This business unit has historically provided stolen vehicle recovery (SVR) products operating on a radio frequency allocated by the FCC for domestic automotive dealerships. These products and related services have been provided predominately as a hardware-based offering that no longer aligns with our core strategy. Subsequent to the public announcement of this plan, we received inbound inquiries from certain parties interested in acquiring the business.

On January 22, 2021, we received a formal proposal from Spireon Holdings, L.P. (“Spireon”) to acquire the LoJack U.S. and Canadian SVR (“LoJack North America”) business for a purchase price of $8.0 million. Effective March 15, 2021, the Company and Spireon entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon.

Since the LoJack North America operations were deemed to be a business that met the held for sale criteria under ASC 205-20-45, Presentation of Financial Statements – Discontinued Operations, management has presented the operations for this business as Discontinued Operations in the accompanying consolidated financial statements for the fiscal years ended February 28/29, 2021, 2020, and 2019, respectively. See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information on this subsequent event.

We will continue supporting our existing customers and law enforcement partners to allow sufficient time for an orderly transition out of the business. Additionally, we will continue operating and investing in our LoJack international business which operates in a subscription-based business model and is well aligned with our core SaaS strategy.

Manufacturing and Operations

While the vast majority of our products are designed in the U.S., we currently outsource a substantial portion of our manufacturing to certain contract manufacturers. Our electronic devices, components and made-to-order assemblies used in our system solutions can be obtained from these manufacturers, although a few components are obtained from sole source suppliers. Although we do not have any long-term purchase contracts, we have executed product supply agreements with these manufacturers, which provide for certain product quality requirements. We are not vertically integrated, which provides us with flexibility and an ability to adapt to changes in the market, product supply and pricing while keeping our fixed costs low. Our relationships with our manufacturers are critical to new product introduction and the success of our business. We have strong relationships with our manufacturers, helping us to meet supply and support requirements stipulated by our customers. In fiscal year 2019, we commenced a plan to streamline our global operations including further outsourcing of our manufacturing functions to increase supplier diversification and reduce operating expenses. We now have full manufacturing capabilities in Taiwan, Malaysia and Mexico in addition to some limited production in China and Hong Kong. Furthermore, our production and distribution facility in Oxnard California was closed, and we are now utilizing our outsourced partner in Fort Worth, Texas for certain US distribution.

We focus on driving alignment of our product roadmaps with all our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations team based in the U.S. coordinates with our manufacturers’ engineers and quality control personnel to develop the requisite manufacturing processes, quality checks and testing as well as a general oversight of ongoing manufacturing activities. We believe this model has allowed us to deliver high quality and innovative products in a timely manner while enabling us to minimize costs, manage inventory risk and maintain flexibility.

We are certified to the ISO (International Organization for Standardization) 9001: 2008 Quality management systems standard.

Research and Development

We compete in markets characterized by industry disruption, rapid technological change, evolving industry standards and new product features. We believe that our future success depends upon our ability to continue to develop innovative new products and solutions as well as enhancements to our existing products and solutions with advanced functionality and ease of use to drive customer demand and to further enhance our global brand and drive recurring revenue. We will continue to focus our research and development resources primarily on developing telematics products, services and software solutions for fleet management, heavy equipment, stolen vehicle recovery, consumer aftermarket telematics, trailer & asset tracking, transportation & logistics, and industrial monitoring & controls applications. We have developed a technology platform that can be leveraged across many of our vertical markets, applications and geographic regions. This includes a cloud-based telematics application enablement platform and end-user software applications, cellular and satellite communications network-based asset tracking units, as well as 3G and 4G LTE broadband router products primarily for mobile applications. In addition, our development resources have been allocated to rationalizing existing product lines, reducing product costs, and improving performance through product redesign efforts.

Our research and development expenses from continuing operations in fiscal years ended February 28/29, 2021, 2020 and 2019, were $25.8 million, $27.0 million and $25.5 million, respectively. During this three-year period, our research and development expenses have ranged between 8% and 9% of annual consolidated revenues.

Sales and Marketing

We market and sell our solution and services through our global direct sales organization, Channel Partner Program and sales representatives as well as our websites and digital presence. Our global direct sales organization consists of teams of field salespeople, key account managers and business development managers, who work closely with solutions and applications specialists and other internal sales support personnel based primarily at our U.S. locations. We have organized our field sales personnel, together with internal sales and field support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific solutions and service areas, geographies and customer groups. These sales teams are closely aligned with their respective solutions management, engineering and operations organizations.

We sell our solutions and services to large global enterprises, small- to mid-sized companies, channel accounts and distributors as well as industrial OEM customers. These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these different requirements. Additionally, certain customers often have unique technical requirements and manufacturing processes, and may request specific system configurations, feature sets and designs. Sales to large enterprise customers often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these customers.

We also actively sell our products in certain markets through independent sales representatives and distributors. We have entered into agreements with substantially all of our distributors. In some cases, we have granted representatives and distributors exclusive authorization to sell certain products in a specific geographic area. These agreements generally have terms of one year, which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.

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

Additionally, we are focused on maximizing our efficiency and the reach of our marketing spend by investing in public relations, social media and digital marketing programs. These programs are developed to educate our potential customers and other industry influencers to fuel active engagement with our products and services. Our activities around public relations, thought leadership, social media and digital marketing will be aligned with our customary product launches, media campaigns and presence at tradeshows and high exposure venues such as Mobile World Congress in Barcelona, Spain, Mobile World Congress Americas in Los Angeles and other high-profile industry events, although recently, most of these events have been cancelled amid the coronavirus outbreak.

Our revenues from continuing operations derived from customers in the U.S. represented 65%, 69% and 69% of consolidated revenues in fiscal years ended February 28/29, 2021, 2020 and 2019, respectively.

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

BACKLOG

As of February 28, 2021, our remaining contract performance obligations for software & subscription services were approximately $145 million as compared to $129 million as of February 29, 2020. The majority of our growth in contract performance obligations was driven by new customer acquisitions within the government and municipalities as well as connected car end markets. We expect to recognize approximately 50% of our remaining contract performance obligations as of February 28, 2021 in fiscal 2022.

Total backlog for our hardware products as of February 28, 2021 and February 29, 2020 was $65.9 million and $30.9 million, respectively. Substantially all of the backlog at February 28, 2021 is expected to be shipped in fiscal 2022. Our backlog for hardware products increased year-over-year as we experienced significant supply shortages which were primarily attributable to global supply imbalances caused by the lingering impact of the COVID-19 pandemic.

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

We own and utilize the tradenames “CalAmp” and “LoJack” as well as the related logos and trademarks on all of our products and solutions. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. We own over 200 active trademark applications and registrations throughout the world, with approximately 30 pending and registered trademarks in the U.S.

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

As of February 28, 2021, we had almost 300 patents worldwide. In addition to our awarded patents, we have approximately 80 patent applications in process. Although a number of these trademarks, copyrights, and patents relate to software and products that are significant to our business and operations, we do not believe we are dependent on a single trademark, copyright or patent.

GOVERNMENTAL REGULATION

We are subject to a variety of U.S. and foreign laws and regulations in connection with our operations, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the clean-up of contaminated sites, and close oversight of our product’s material compliance including adherence to relevant EPA regulations under the Toxic Substances Control Act. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us.

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

CORPORATE RESPONSIBILITY AND SUSTAINABILITY

We believe responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting and supporting our people, our environment, and our communities. That commitment is reflected through sustainability-focused initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly recognized focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our products which help reduce carbon footprints and enhance road safety, and our impactful, globally integrated ethics and compliance program.

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

HUMAN CAPITAL

People are our greatest asset and we are committed to being an employer of choice in our industry. We proudly offer the security of a large publicly traded tech company without the rigidity and red tape.

CalAmp offers an engaging and diverse work environment where people take pride in their contributions and share in the company’s success. We empower our employees to showcase their talent, sharpen their skills, develop new professional and leadership capabilities while being part of a global team that develops revolutionary technologies.

CalAmp continually strives to be a deeply inclusive employer with diversity reflected in our teams. We encourage employees to be truly themselves and thrive in an environment where their voices matter, differences are understood and valued, and where they are supported to express their unique ideas openly. We aim to foster a highly engaged and energized workplace – where everyone is treated with dignity and respect and is excited to achieve more.

Our employees engage in meaningful work with access to cutting-edge tools and technologies to develop solutions that disrupt entire industries.

CalAmp’s strategic leadership comes from a solid base of worldwide experience in technology, from connected vehicles to networking to public safety to energy and beyond. The executive team has years of expertise in both start-up and enterprise environments designing software and hardware for a wide variety of applications.

As of February 28, 2021, we had 983 employees. From time to time we also hire contracted workers that are generally engaged through independent temporary labor agencies. None of our employees or contract workers are represented by a labor union.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Jeffery Gardner	61	President and Chief Executive Officer
Kurtis Binder	50	Executive Vice President and Chief Financial Officer
Arym Diamond	42	Senior Vice President and Chief Revenue Officer
Anand Rau	58	Senior Vice President, Engineering

JEFFERY GARDNER was appointed as our President and CEO on July 2, 2020 after serving as the Interim President and CEO since March 25, 2020, and has served as a member of CalAmp’s Board since 2015. He most recently served as the President and CEO of Brinks Home Security from 2015 until February 2020. Mr. Gardner also served as President and CEO of Windstream Corporation, a leading provider of advanced network communications and technology solutions, including cloud computing and managed services. Before joining Windstream, Mr. Gardner served as Executive Vice President and CFO of Alltel Corp. Earlier in his career, Mr. Gardner held a variety of senior management positions at 360 Communications, which merged with Alltel in 1998.

KURTIS BINDER joined us in July 2017 and serves as our Executive Vice President and Chief Financial Officer. Prior to joining our company, he served as the Chief Financial Officer at VIZIO, Inc., a television and consumer electronics company headquartered in the United States since April 2010. Prior to joining VIZIO, Mr. Binder served as the Chief Accounting Officer for Applied Medical Resources, Inc. since December 2009. Mr. Binder was also employed by Ernst & Young LLP from October 1997 to July 2009 and served as an Assurance and Advisory Business Services Partner.

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

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. Among others, and including those described in this section “Item 1A. Risk Factors”, these risks include:

•

Our accelerated supply chain diversification program, component shortages and uncertainty in international trade relations with China may adversely impact us and have a material adverse effect on our business, results of operations and financial condition.

•	The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
•

Because some of our components, assemblies and electronics manufacturing services are purchased from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.

•

Because we depend on a few significant customers for a substantial portion of our revenues and we generally do not have long-term contracts with customers, the loss or significant decline or slowdown in purchases from any of these customers could have an adverse effect on our business, financial condition or results of operations.

•

Because the markets in which we compete are highly competitive and some of our competitors have greater resources than us, we cannot be certain that our products and services will continue to be accepted in the marketplace or capture increased market share.

•

We have been subject to breaches of our information technology systems, and are at risk of future attacks, which could damage our reputation, vendor and customer relationships, and our customers’ access to our services.

•	If demand for our products and services fluctuates rapidly and unpredictably, it may be difficult to manage our business efficiently, which may result in reduced gross margins and profitability.

•	Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.
•	Our global operations and continued international expansion expose us to risks and challenges associated with conducting business internationally.
•	Some of our products are subject to mandatory regulatory approvals in the U.S. and other countries that are subject to change, which could make compliance costly and unpredictable.
•	Ongoing changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
•	We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.
•	We rely on access to third-party patents and intellectual property, and our future results could be materially and adversely affected if we are unable to secure such access in the future.
•	We depend to some extent upon wireless networks owned and controlled by others, unproven business models, and emerging wireless carrier models to deliver existing services and to grow.
•

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash, repay the convertible notes at maturity or repurchase the convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

•	The trading price of shares of our common stock may be affected by many factors and the price of shares of our common stock could decline.

Risks Related to Our Business Operations and Financial Condition

Our accelerated supply chain diversification program, component shortages and uncertainty in international trade relations with China may adversely impact us and have a material adverse effect on our business, results of operations and financial condition.

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

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has spread globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, each intended to control the spread of the virus. The COVID-19 pandemic has caused severe global disruptions.

Additionally, we and other companies, are taking precautions, such as requiring employees to work remotely and imposing travel restrictions. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply and demand for our products and solutions. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. This pandemic could negatively affect our ability to sell-through our backlog. Our ability to manage normal commercial relationships with our suppliers, contract manufacturers, and customers may suffer. Our customers could shift purchases to lower-priced or other perceived value offerings during the pandemic-caused economic downturn as a result of various factors, including workforce reductions, reduced access to credit, and changes in federal economic policy. In particular, customers may become more conservative in response to these conditions and seek to reduce their purchases and inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, our ability to attract new customers, and the financial condition of our customers. Decreases in demand for our products and solutions without a corresponding decrease in costs would put downward pressure on our margins and would negatively impact our financial results.

Governmental organizations, such as the U.S. Centers for Disease Control and Prevention and state and local governments, have recommended and/or imposed increased community-based interventions, including event cancellations, social distancing measures, and restrictions on gatherings.

Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditure due to the pandemic and related macro-economic uncertainties. The pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use. It is difficult to predict the extent to which the COVID-19 pandemic will continue to impact our future business or operating results. The extent of such impact depends on future developments, which are highly uncertain and cannot be predicted in the short or long term, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, timing of the availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk.

To the extent that COVID-19 adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the risk factors described in this “Risk Factors” section.

Because some of our components, assemblies and electronics manufacturing services are purchased from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.

We operate a primarily outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Some of our key components are complex to manufacture and have long lead times. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and profitability could suffer. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, a decline in net revenue and a loss of market share as our customers could choose to purchase competing products, all of which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a pandemic, natural disaster, trade wars, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.

Because we depend on a few significant customers for a substantial portion of our revenues and we generally do not have long-term contracts with customers, the loss or significant decline or slowdown in purchases from of any of these customers could have an adverse effect on our business, financial condition or results of operations.

Our revenues depend on a small number of significant customers and some of them represent more than 10% of our total revenues in fiscal year 2021, 2020 and 2019 (see Note 4 to our consolidated financial statements). They are also expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or decline or slowdown in purchases from any of these customers, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has and could continue to occur at any time and with or without a reduction in the number of our subscriber basis could have a material adverse effect on our business, financial condition and results of operations. We generally do not have long-term contracts with our customers. As a result, our agreements with our customers generally do not provide us with any assurance of future sales. These customers can cease purchasing products and services from us at any time without penalty, are free to purchase products and services from our competitors, may expose us to competitive price pressure on each order and are not required to make minimum purchases. Any of these actions taken by our customers could have a material adverse effect on our business, financial condition or results of operations.

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

We may be unable to successfully implement a disposition or wind-down of certain business activities that no longer fit our strategic plan.

On March 15, 2021, we entered into an agreement to sell certain assets related to our LoJack U.S. SVR and LoJack Canada businesses to Spireon Holdings, L.P. for a purchase price of $8.0 million. In addition, we may engage in future dispositions or wind-downs of certain business. Key risks associated with exiting a business include:

•	our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
•	our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained business activities;
•	our ability to assess and manage any loss of synergies that the exited business activity had with our retained business activities;
•	our ability to replace legacy earnings from the exited business or activity with new revenues; and

•	our ability to manage capital, liquidity, and other challenges that may arise if an exit results in significant legacy cash expenditures or financial loss.

Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we continually review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In fiscal year 2019, we acquired Tracker and in the first quarter of fiscal year 2020, we acquired LoJack Mexico and Synovia, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

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

Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; potential loss of key employees from either our existing business or the acquired organization; and a negative effect on our existing relationships with suppliers and customers. Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially and adversely affect our operating results. We may not be able to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results. Our industry is being affected by the trend toward consolidation and the creation of strategic relationships. If we are unable to successfully adapt to this rapidly changing environment, we could suffer a reduction in the volume of business with our customers and suppliers, or we could lose customers or suppliers entirely, which could materially and adversely affect our financial condition and operating results.

We have been subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks impacting these products or services. Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. Despite our security measures, our information technology systems has been and will continue to be vulnerable to attacks by hackers or other disruptive problems.

We experience cyber-attacks and other security incidents of varying degrees from time to time, and we incur significant costs in protecting against or remediating such incidents. For example, we detected and interrupted a ransomware attack on a portion of our network in February 2021, which led to the theft of company data and notifications to affected third parties, and experienced a second attempt to hack our network in March 2021. In response, we retained outside experts to advise on the incidents and to make recommendations for security improvements. While we have not experienced any material loss or expense relating to these cyber-attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur more serious financial consequences or expense in the future.

In addition, we are subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection. As a result, affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

Any security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’ or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Repurposing of satellite spectrum by adjacent operators of L-band spectrum for terrestrial services could interfere with our GPS IoT products and services.

In 2011, the U.S. Federal Communications Commission (“FCC”) granted Ligado Networks (then known as Lightsquared) (“Ligado”) a waiver to convert its L-band satellite spectrum to terrestrial use, including a 10 MHz band close to the spectrum that we use for all of our Global Positioning System (“GPS”) products and services. That waiver was subsequently suspended in 2012 due to concerns about potential interference to GPS operations. Ligado sought another waiver in 2015, that it then amended in 2018, to modify its L-band mobile satellite service network with a terrestrial-only proposal designed to address GPS industry-wide concerns. In April 2020, the FCC granted Ligado’s waiver request. We oppose this waiver grant out of concern for the interference that we believe Ligado’s proposed operations would cause to our IoT GPS devices. Ligado’s operations pursuant to the waiver would result in terrestrial use of L-band spectrum, and such operations may interfere with, and harmfully affect, the performance of the Global Navigation Satellite System (“GNSS”) receivers in our IoT GPS devices that operate in the 1559-1610MHz band, which is adjacent to, and within range of, the L-band downlink allocation for GPS operations. Ligado’s L-band terrestrial operations could impact our operations and impose costs on us to retrofit or replace affected GNSS receivers, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Due in part to factors such as the timing of product release dates, purchase orders and product availability, significant volume shipments of products could occur close to the end of a fiscal quarter. Failure to ship products by the end of a quarter may adversely affect operating results in such quarter. In the future, our customers may delay delivery schedules or cancel their orders without notice. Due to these and other factors, our quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

If we do not meet product and services introduction deadlines or if we fail to predict carrier and end user customer preferences among the many evolving wireless industry standards, our business could be adversely affected.

In the past, we have experienced design and manufacturing difficulties that have delayed the development, introduction or marketing of new products, services and enhancements and which caused us to incur unexpected expenses and lost revenue. In addition, some of our existing customers have conditioned their future purchases of our products and services on the addition of new features. In the past, we have experienced delays in introducing some new product features. Furthermore, in order to compete in some markets, we will have to develop different versions of existing products and services that comply with diverse, new or varying governmental regulations and evolving wireless industry standards in each market. In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products and services comply with these standards in relevant respects. We are currently focused on engineering and manufacturing products and services that comply with several different wireless standards. Any failure of our products and services to comply with any one of these or future applicable standards could prevent or delay their introduction and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we engineer our products and services, then sales of our new products and services designed to those standards could be materially harmed. Our inability to develop new products, services, product features on a timely basis, or the failure of new products, services or features to align with evolving wireless standards and achieve market acceptance, could adversely affect our business.

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

We are subject to a risk of product liability or warranty claims if our products or services actually or allegedly fail to perform as expected or the use of our products or services results, or is alleged to result, in bodily injury and/or property damage. While we maintain what we believe to be reasonable limits of insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such products. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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

We depend on our information technology systems for the efficient functioning of our global business, including accounting, billing, data storage, purchasing and inventory management. In order to integrate and enhance our global operations, we initiated the phased implementation of an ERP system across our global operating locations to support our operations. The implementation of this ERP system required, and will continue to require, the investment of human and financial resources. We have incurred, and expect to incur, additional expenses as we continue to implement, enhance and develop our ERP system. As a result of our ERP initiatives, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and adequately service our customers. If we experience significant disruptions resulting from our ERP initiatives, our business and operations could be disrupted, including our ability to report accurate and timely financial results. Accordingly, such events may disrupt or reduce the efficiency of our global operations and have a material adverse effect on our operating results and cash flows.

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

If our sales are to grow in the longer term, we believe we must grow our international business. Many countries require communications equipment used in their country to comply with unique regulations, including safety regulations, radio frequency allocation schemes and standards. If we cannot develop products that work with different standards, we will be unable to sell our products and services in those locations. If compliance proves to be more expensive or time consuming than we anticipate, our business would be adversely affected. Some countries have not completed their radio frequency allocation process, and therefore, we do not know the standards with which we would be required to comply. Furthermore, standards and regulatory requirements are subject to change. If we fail to anticipate or comply with these new standards, our business and results of operations will be adversely affected.

Sales to customers from continuing operations outside the U.S. accounted for 35.0%, 31.0% and 30.6% of our total sales for fiscal years ended February 28/29, 2021, 2020 and 2019, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products and services to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

Risks Related to Regulatory and Legal Matters

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

Additionally, following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Given our recent efforts to expand our business throughout Europe, these developments could affect our relationships with our existing and future customers, suppliers and employees. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Some of our products are subject to mandatory regulatory approvals in the U.S. and other countries that are subject to change, which could make compliance costly and unpredictable.

Some of our products are subject to certain mandatory regulatory approvals in the U.S. and other countries in which it operates. In the U.S., the FCC regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although we have obtained the required FCC and various country approvals for all products we currently sell, there can be no assurance that such approvals can be obtained for future products on a timely basis, or at all. In addition, such regulatory requirements may change or we may not in the future be able to obtain all necessary approvals from countries other than the U.S. in which we currently sell our products or in which we may sell its products in the future

Ongoing changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

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

Evolving regulation and changes in applicable laws relating to data privacy and the Internet may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

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

Risks Related to Our Intellectual Property

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our ability to succeed in wireless data communications markets may depend, in large part, upon our intellectual property for some of our wireless technologies. We currently rely primarily on patents, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. However, these mechanisms provide us with only limited protection. We currently hold almost 300 patents worldwide. As part of our confidentiality procedures, we enter into non-disclosure and invention assignment agreements with all employees, including officers, managers and engineers. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. The protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

Risks Related to Third Parties

We depend to some extent upon wireless networks owned and controlled by others, unproven business models, and emerging wireless carrier models to deliver existing services and to grow.

Our telematics products and software services depend upon Internet-based systems that are proprietary to our business. These applications, which are hosted at independent data centers and are connected via access points to cellular networks, are used by our customers and by us to configure and communicate with wireless devices for purposes of determining location, speed or other conditions of vehicles and other mobile or fixed assets, and to deliver configuration code or executable commands to the devices. If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers and on the reliability and security of their systems. Some of our wireless services are delivered using airtime purchased from third parties. We depend on these third parties to provide uninterrupted service free from errors or defects and would not be able to satisfy our customers’ needs if such third parties failed to provide the required capacity or needed level of service. If these Internet-based systems failed or were otherwise compromised in some way, it could adversely affect the proper functioning of the wireless tracking and monitoring devices that we sell, and could result in damages to us as a result of the temporary or permanent inability of our customers to wirelessly communicate with these devices. In addition, our expenses would increase, and profitability could be materially and adversely affected if wireless carriers were to significantly increase the prices of their services. Our existing agreements with the wireless carriers generally have one- to three-year terms. Some of these wireless carriers are, or could become, our competitors.

We rely upon Amazon Web Services to operate certain aspects of our service, and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be materially and adversely impacted.

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

Risks Related to Our Convertible Notes and Indebtedness

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash, repay the convertible notes at maturity or repurchase the convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

On May 15, 2020, we repaid the remaining principal balance of $27.6 million of our 1.625% senior unsecured notes issued in May 2015. Our $230.0 million aggregate principal amount of 2.00% convertible senior unsecured notes due in 2025 (“2025 Convertible Notes”) remain outstanding.

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

Upon conversion of the 2025 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the convertible notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the convertible notes being converted or at their maturity.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. At this time, we are evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

Risks Related to Our Common Stock and the Securities Market

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

General Risk Factors

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

Over the fiscal year ended February 28, 2021, the price of our common stock as reported on The Nasdaq Global Select Market ranged from a high of $11.98 to a low of $3.70. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

We may not be able to generate sufficient future taxable income to utilize our net operating loss and tax credit carryforwards. In addition, our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code (the “Code”).

As discussed in Note 14, as of February 28, 2021, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in U.S. and certain non-U.S. jurisdictions that we believe are not likely to be realized. We considered positive and negative evidence, including three years of cumulative losses considering forecasts of future profitability as of February 28, 2021, in assessing our ability to realize our domestic net deferred tax assets.

Also, as of February 28, 2021, we had net operating loss carryforwards of approximately $50.4 million and $48.4 million for federal and state tax purposes, respectively. The federal net operating loss (NOL) carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. The ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change.

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

We vacated our Canton, Massachusetts facility as part of our plan to capture certain synergies and cost savings related to streamlining our global operations in fiscal 2019. This facility was used to support our LoJack North America operations, which is now disclosed as discontinued operations. This facility is sublet through December 2025 or the end of its lease term.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, various claims and litigation may be asserted or commenced against us arising from our ordinary course of business. In particular, we may receive claims concerning contract performance, or claims that our products or services infringe the intellectual property of third parties. Regardless of the outcome, litigation can have an adverse impact on us because of deferred costs, diversion of management resources and other factors. See Note 20, Commitments and Loss Contingencies, of the Notes to the accompanying Consolidated Financial Statements below for information regarding the legal proceedings in which we are involved in.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Select Market under the ticker symbol CAMP. The following graph and table compare our stock performance to three stock indices over a five-year period assuming $100 investment was made on the last day of fiscal year 2016:

350
300
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
CalAmp Corp.
NASDAQ Composite Index
NASDAQ Electronic Components
NASDAQ Telecommunications

Years Ended February 28,	2016	2017	2018	2019	2020	2021
CalAmp Corp.	100	89	128	76	53	61
Nasdaq Composite Index	100	129	163	147	196	305
Nasdaq Electronic Components	100	134	158	156	156	219
Nasdaq Telecommunications	100	112	107	113	124	146

At April 15, 2021, we had approximately 1,200 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 16,000. We have never paid a cash dividend and have no current plans to pay cash dividends on our Common Stock. In addition, our revolving credit facility prohibits payment of dividends without the prior written consent of the lender under certain circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 29, 2021 and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable. See "Changes From Prior Periodic Reports" in Item 1 of Part I of this report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”), incorporated in 1987, is a connected intelligence company that helps people and businesses work smarter. We partner with transportation and logistics, industrial equipment, government and automotive industries to deliver insights that enable businesses to make the right decisions. Our applications, platforms and smart devices allow them to track, monitor and recover their vital assets with real-time visibility that reduces costs, maximizes productivity and improves safety. Headquartered in Irvine, California. We have more than 20 million products installed and approximately 1.3 million software and services subscribers worldwide.

Recent Developments

COVID-19

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

In the United States and other geographies in which we and our customers, partners and service providers operate, the health concerns as well as political or governmental developments in response to COVID-19 resulted in economic, social or labor instability or prolonged contractions in certain end markets and in certain situations, slowed the sales process and resulted in customers not purchasing or renewing on contracts.

Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditure due to the pandemic and related macro-economic uncertainties. The pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use. It is difficult to predict the extent to which the COVID-19 pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of the outbreak may not be fully reflected in our operating results until future periods.

We have adopted several measures in response to the COVID-19 pandemic, including instructing employees to work from home, implementing certain cost and cash flow control measures to address potential declines in billings and cash collections from customers, shifting the manner in which we engage with customers and restricting non-critical business travel by our employees. As a result of the work and travel restrictions, substantially all of our sales and installation services activities are being conducted or managed remotely.

Wind Down and Subsequent Sale of LoJack U.S. SVR Operations

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. SVR operations. This business unit has historically provided stolen vehicle recovery (SVR) products operating on a radio frequency allocated by the FCC for domestic automotive dealerships. These products and related services have been provided predominately as a hardware-based offering that no longer aligns with our core strategy. Subsequent to the public announcement of this plan, we received inbound inquiries from certain parties interested in acquiring the business.

On January 22, 2021, we received a formal proposal from Spireon Holdings, L.P. (“Spireon”) to acquire the LoJack U.S. and Canadian SVR (“LoJack North America”) business for a purchase price of $8.0 million. Effective March 15, 2021, the Company and Spireon entered into an agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon.

Since the LoJack North America operations were deemed to be a business that met the held for sale criteria under ASC 205-20-45, Presentation of Financial Statements – Discontinued Operations, management has presented the operations for this business as Discontinued Operations in the accompanying consolidated financial statements for the fiscal years ended February 28/29, 2021, 2020, and 2019, respectively. See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information on this subsequent event.

Acquisitions

In February 2019, we acquired Tracker Network (UK) Limited, which brings us strong brand awareness across the United Kingdom and extensive law enforcement relationships with an ability to help drive our expansion in Europe. In March 2019, we acquired Car Track, S.A. de C.V. (“LoJack Mexico”), which will leverage our full stack of telematics and SaaS solutions to expand product offerings to our substantial subscriber base in Mexico. Both Tracker UK and LoJack Mexico were customers in our Telematics Products segment prior to the acquisition.

In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. Synovia was a customer in our Telematics Products segment prior to our acquisition. Combined with the recent acquisitions of Tracker Network UK and LoJack Mexico, the Synovia acquisition expands our fleet management and vehicle safety services portfolio while accelerating our transformation to high-value subscription-based services. These acquisitions contributed to a shift in revenues from our Telematics Products segment to our Software & Subscriptions segment during fiscal 2020.

Reportable Segments

Since the LoJack U.S. SVR Products reporting segment is presented as discontinued operations, we now operate under two reportable segments: Software & Subscription Services and Telematics Products. We have recast certain prior period amounts to conform to the way our CODM regularly reviews the segment performance.

Telematics Products

Our Telematics Products segment offers a series of advanced telematics products for the broader connected vehicle and emerging industrial IoT marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications. Products and sales channels include Original Equipment Manufacturers (“OEM”) and Mobile Resource Management (“MRM”) products.

Software & Subscription Services

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”) to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Services include tracking and monitoring services within Fleet Management as well as Supply Chain Integrity and International Vehicle Location.

Results of Operations and Financial Condition

Revenues

Our revenue streams are described as follows:

Products. Our products revenues consist primarily of sales of our telematics products or wireless networking devices to large global companies as well as small and medium-sized enterprises in the United States and internationally. Revenues from our products are reported net of sales returns and allowances, and incentives. The prices charged for telematics products are determined through negotiation with our customers as well as prevailing market conditions and are fixed and determinable upon shipment. The revenues are included in our Telematics Products segment.

Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”). Our SaaS-based and PaaS-based solutions for our fleet management, transportation and logistics and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our software applications. For our fleet management, transportation and logistics and certain other customers, we sell or lease highly customized devices that only function with our proprietary SaaS technology. We consider the service and devices as a single performance obligation. Generally, we defer the recognition of revenue for the devices that are sold with application subscriptions. The deferred product revenue amounts are amortized on a straight-line basis over the estimated average in-service lives of these devices, which are generally four to five years in the fleet management, transportation and logistics verticals. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription.

We also sell vehicle location monitoring solutions internationally. These solutions generally consist of the sale of a vehicle location unit (“VLU”) together with our related monitoring services. Because we sell similar VLUs on a stand-alone basis from time to time, we recognize revenue up front for the sale of the device and over time for the monitoring services.

These revenues are included in our Software & Services Segment (“S&SS”).

Professional Services. Our professional services provided to customers include project management, engineering services, and installation services. Revenues are typically distinct from other performance obligations and are recognized as the related services are performed.

Cost of Revenues

Our cost of revenues for telematics products represent the cost of finished goods sold to our customers and are recognized at the point in time control passes to the customer. These costs include raw materials, manufacturing overhead and labor costs, as well as customs and duties, license royalties, recycling fees, insurance and other costs that are included in the price that we negotiate and pay to our contract manufacturers and component suppliers for the products. The cost of revenues also includes charges related to excess and obsolete inventories and the cost of fulfilling product warranties.

Our cost of revenues for application subscriptions and other services includes personnel costs and related benefits, consultants, software development activities, cellular network access costs, infrastructure costs for use of private networking services, and other costs that are required to deliver these services to our customers. Our cost of revenues for application subscriptions and other services also includes cost of customized devices that only function with our applications and are sold on an integrated basis with applicable subscriptions. These costs are capitalized and are recognized ratably, on a straight-line basis, over the estimated average in-service lives of these devices. The estimated average in-service lives are generally four to five years in the fleet management, transportation and logistics verticals. We recognize cost of revenues for VLUs concurrently with the sale of the VLU and over the subscription period for the related monitoring services.

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

•

Intangible asset amortization is attributable to our acquired identifiable intangible assets from business combinations. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from four to fifteen years.

•

Restructuring expense consists of personnel and facility related costs resulting from our various cost savings initiatives. Personnel costs represent severance and employee related costs, and facility charges represent expenses for vacant office and manufacturing facility space under Corporate Expenses.

•	Impairment loss consists of write-offs of intangible assets for tradenames and dealer relationships associated with LoJack products and right-of-use assets for ceased use leases.

We expect our operating costs will increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as expansion into new geographic regions. Operating expense may fluctuate as a percentage of revenue throughout the year due to discrete quarterly events and seasonal trends.

Non-Operating Income (Expense)

Non-operating income (expense) consists of (i) investment and interest income earned on our cash balances and investments, (ii) interest expense on our convertible senior unsecured notes including the amortization of note discount and debt issue costs, (iii) the gain on a legal settlement, (iv) the loss from extinguishment of debt and (v) other income (expense) that includes but is not limited to transaction gains and losses and foreign currency gains and losses. In fiscal 2019, we recognized the gain on legal settlement on a cash basis due to the lack of certainty of collection as we received the settlement payments from a former LoJack supplier, which is further explained in Note 20, Commitments and Loss Contingencies, to the accompanying consolidated financial statements. Loss from extinguishment of debt is further explained in Note 11, Financing Arrangements, to the accompanying consolidated financial statements.

Income Tax Expense (Benefit)

We are subject to income taxes in the U.S. and related states as well as foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary from the U.S. statutory income tax due to state income taxes, the amount of income allocable to each tax jurisdiction, tax credits, and changes in valuation allowances which are provided against net deferred tax assets when it is determined that it is more likely than not that the assets will not be realized.

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

Income (loss) from Discontinued Operations, net of Tax

Since the LoJack North America operations were deemed to be a business that met the held for sale criteria under ASC 205-20-45, Presentation of Financial Statements – Discontinued Operations, management has presented the operations for this business as Discontinued Operations in the accompanying consolidated financial statements for the fiscal years ended February 28/29, 2021, 2020, and 2019, respectively.

A more complete description of our business prior to the discontinued operation is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended February 29, 2020 that was previously filed with the SEC on May 5, 2020.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, net income (loss) from discontinued operations, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement, impairment loss and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rule and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 21 to the accompanying consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

The following table sets forth the percentage of revenues represented by items included in our consolidated statements of income for the three most recent fiscal years:

	Year Ended February 28/29,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.3	61.0	59.6
Gross profit	39.7	39.0	40.4
Operating expenses:
Research and development	8.4	8.4	8.2
Selling and marketing	15.0	14.7	12.1
General and administrative	15.9	15.4	7.4
Intangible asset amortization	1.5	1.8	1.3
Restructuring	0.8	0.8	0.7
Impairment losses	0.3	1.8	-
Operating income (loss)	(2.2)	(3.9)	10.7
Non-operating expense, net	(4.5)	(5.6)	(2.1)
Income (loss) from continuing operations before income taxes and equity in net loss of affiliate and related impairment loss	(6.7)	(9.5)	8.6
Income tax benefit (provision) from continuing operations	(0.2)	(6.4)	0.2
Income (loss) from continuing operations before equity in net loss of affiliate and related impairment loss	(6.9)	(15.9)	8.8
Equity in net loss of affiliate and related impairment loss	-	(0.2)	(2.2)
Net income (loss) from continuing operations	(6.9)	(16.1)	6.6
Net loss from discontinued operations, net of tax	(11.4)	(8.6)	(0.7)
Net income (loss)	(18.3)	(24.7)	5.9

Unless otherwise indicated, the discussion on our results of operations provided below relate to our continuing operations and we have recast prior period amounts for purposes of historical comparisons. See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information.

Fiscal year ended February 28, 2021 compared to fiscal year ended February 29, 2020:

Revenue by Segment

	Fiscal years ended February 28/29,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$129,933	42.1%	$123,460	38.4%	$6,473	5.2%
Telematics Products	178,654	57.9%	198,313	61.6%	(19,659)	(9.9%)
Total	$308,587	100.0%	$321,773	100.0%	$(13,186)	(4.1%)

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recovery vital mobile assets with real-time visibility and insights. During Fiscal 2021, our services focused on three principal end markets including (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. Although our business was impacted by the COVID-19 pandemic especially in the first quarter, we resumed device installations and activation services soon thereafter thereby driving revenue growth in fiscal 2021. For the fiscal year ended February 28, 2021, Software & Subscription Services revenue increased by $6.5 million or 5.2% compared to the same period last year. Additionally, our annual recurring revenue for the year ended February

28, 2021 increased to $97.3 million, an increase of $11.4 million or 13.3% over the prior year. The increase was primarily due to a 7.9% increase in active subscribers in our core businesses. The increase in subscribers generated revenue growth of $6.1 million in our government and municipalities end markets as well as $1.1 million in the international connected car market particularly within the EMEA region. The revenue within these markets was partially offset by a decline in revenues from our non-core businesses.

As of February 28, 2021, our remaining contract performance obligations were approximately $145 million as compared to $129 million as of February 29, 2020. As mentioned above, the majority of our growth in the contract performance obligation was driven by new customer acquisitions within the government and municipalities as well as connected car end markets.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $19.7 million or 9.9% for the fiscal year ended February 28, 2021 compared to the same period last year. Factors affecting the decrease are as follows:

•

MRM telematics products revenue decreased $26.3 million due to a reduction in sales volume to our small-to-medium sized customers that postponed capital expenditures due to the global pandemic and related macro-economic uncertainties. The pandemic has also created certain global supply imbalances resulting in supply shortages especially for silicon wafers and other components;

•

OEM/Network Products revenue increased $10.2 million due to an acceleration of the migration to LTE products with one of our largest customers. We expect this increase to continue with all of our customers as the 3G network sunset becomes more imminent.

The softer than expected customer demand experienced throughout fiscal 2021 has diminished as we have observed an increase in customer demand in our fourth quarter as total backlog for our hardware products as of February 28, 2021 was $61.5 million, representing an increase of $30.6 million or almost 100% as compared to total backlog of $30.9 million as of February 29, 2020.

Gross Profit by Segment

	Fiscal years ended February 28/29,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$65,411	50.3%	$56,283	45.6%	$9,128	16.2%
Telematics Products	56,994	31.9%	69,210	34.9%	(12,216)	(17.7%)
Gross profit	$122,405	39.7%	$125,493	39.0%	$(3,088)	(2.5%)

Consolidated gross profit for the fiscal year ended February 28, 2021 decreased by $3.1 million or 2.5% over the prior year due to lower revenue in our Telematics Products business and partially offset by continued growth in Software & Subscription Services. Consolidated gross margin increased by 70 basis points compared to the same period in last year due to increased gross margin in Software & Subscription Services.

Software & Subscription Services: Gross profit increased primarily as a result of $6.5 million increase in revenues described above, as well as improved gross margin. Gross margin increased 470 basis points largely due to improved gross margin in our government/municipalities business which was driven by lower overhead expenses. Gross margin also benefitted in the current year from the reduced impact from purchase price adjustments associated with businesses acquired in 2019.

Telematics Products: The decline in gross profit and gross margin was due to a lower revenue as a result of the COVID-19 pandemic as well as a $1.4 million one-time charge related to the resolution of a product performance matter with a customer.

Cost of revenues above excludes restructuring related costs, which are shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

Operating Expenses

	Fiscal years ended February 28/29,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$25,811	8.4%	$26,993	8.4%	$(1,182)	(4.4%)
Selling and marketing	46,202	15.0%	47,379	14.7%	(1,177)	(2.5%)
General and administrative	49,077	15.9%	49,479	15.4%	(402)	(0.8%)
Intangible asset amortization	4,781	1.5%	5,871	1.8%	(1,090)	(18.6%)
Restructuring	2,534	0.8%	2,465	0.8%	69	2.8%
Impairment losses	825	0.3%	5,754	1.8%	(4,929)	100.0%
Total	$129,230	41.9%	$137,941	42.9%	$(8,711)	(6.3%)

Consolidated research and development expense decreased by $1.2 million or 4.4% for the fiscal year ended February 28, 2021 compared to the same period last year. The decrease was primarily due to $1.0 million lower outside professional services and $0.5 million lower travel related expenses due to cost savings from integration of acquired businesses and certain cost containment measures taken in connection with the COVID-19 pandemic. Consolidated research and development expense as a percentage of revenues remained consistent at 8.4% for the fiscal year ended February 28, 2021 compared to the same period last year.

Consolidated selling and marketing expense decreased by $1.2 million or 2.5% for the fiscal year ended February 28, 2021 compared to the same period last year. The decrease was primarily due to $2.8 million lower tradeshow and related travel expenses partially offset by $1.5 million increase in personnel costs. The decrease in tradeshow and related travel expenses resulted from various cost containment measures implemented in connection with the COVID-19 pandemic. The increase in personnel costs was primarily driven by higher sales commissions and incentive compensation as we grew our revenue within Software & Subscription Services.

Consolidated general and administrative expense decreased by $0.4 million or 0.8% for the fiscal year ended February 28, 2021 compared to the same period last year. The decrease was primarily driven by $2.2 million decrease in outside professional services related to certain non-recurring legal matters and acquisitions in fiscal 2020 coupled with reduced expenses as we further integrate the acquired businesses. The decrease was partially offset by $1.9 million increase in personnel costs that was mostly driven by increased incentive compensation.

Amortization of intangibles decreased by $1.1 million or 18.6% for the fiscal year ended February 28, 2021 compared to the same period last year due to reduced amortization resulting from certain intangible assets that became fully amortized in fiscal 2021.

As described in Note 12 to the accompanying consolidated financial statements, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant. In fiscal 2021, we incurred additional charges for this initiative. For the fiscal year ended February 28, 2021, total restructuring charges from continuing operations were $2.5 million severance and employee related costs. For the fiscal year ended February 29, 2020, we recorded approximately of $2.6 million in severance and employee related costs for continuing operations. Restructuring costs are shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

During fiscal 2021, we vacated certain office facilities in Richardson, Texas and Indianapolis, Indiana, which resulted in an impairment of the corresponding right-of-use assets and related fixed assets of $0.8 million. The Richardson, Texas facility is sublet through March 2023.

Non-operating Income (Expense), Net

Investment income decreased by $2.4 million to $2.1 million for the fiscal year ended February 28, 2021 from $4.5 million for the prior year. The decrease was due primarily to lower rates of interest earned on invested funds coupled with a decrease in total funds invested as we utilized our available cash to pay down certain convertible notes.

Interest expense decreased $4.6 million to $15.5 million for the fiscal year ended February 28, 2021 from $20.1 million for the prior year as we fully repaid the 2020 Convertible Notes in the first quarter of fiscal 2021. Interest expense for the fiscal year ended February 28, 2021 included interest paid for the $20.0 million borrowing under revolving line of credit, which we fully repaid on November 19, 2020.

Other non-operating expense for the fiscal year ended February 28, 2021 decreased $0.3 million from the prior year due to favorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

See Note 11 to the accompanying consolidated financial statements for information on the $2.4 million loss on extinguishment of debt for the fiscal years ended February 29, 2020.

Income Tax Expense (Benefit)

An income tax expense of $0.6 million was recorded in fiscal 2021, compared to $20.5 million in fiscal 2020. The decrease in the income tax expense compared to the prior year was primarily driven by the recording of a valuation allowance against domestic net deferred tax assets in the amount of $34.6 million in fiscal 2020. See Note 14 to the accompanying consolidated financial statements for additional information.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the year ended February 28/29, 2021 and 2020 was $35.2 million and $27.8 million, respectively. There were no tax benefits recorded in either year due to valuation allowances recorded against deferred tax assets. Net losses for fiscal years ended February 28/29, 2021 and 2020 were primarily driven by impairment losses of $23.8 million and $13.4 million, respectively.

In February 2020, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR Products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. Consequently, we recorded total impairment loss related to discontinued operations of $13.4 million for the year ended February 29, 2020, which was primarily attributable to partial write-offs of intangible assets for LoJack tradenames and dealer relationships associated with LoJack products and services, right-of-use assets for tower infrastructure leases resulting from early terminations and property and equipment associated with the early terminated tower leases.

In fiscal 2021, the factors from February 2020 were further exacerbated by the unfavorable impact the COVID-19 pandemic has had on the automotive end markets over the past ten months. On December 16, 2020, our Board of Directors approved a plan for management to commence the wind down of the LoJack U.S. SVR operations. Based upon our decision to wind down the LoJack U.S. SVR business and our current and prior quarterly impairment assessments, we recorded impairment losses related to discontinued operations of $23.8 million. These losses were comprised of write-downs of goodwill, property, plant and equipment and other assets, and intangible assets.

See Note 1, Goodwill and Long-lived Assets, and Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information.

Profitability Measures

Net Income (Loss) from Continuing Operations:

Our net loss from continuing operations in the fiscal year ended February 28, 2021 was $21.2 million as compared to net loss of $51.6 million in the same period last year. The decrease in net loss is largely due to a decrease in income tax provision of $19.9 million. Income tax provision in fiscal 2020 included a valuation allowance charge of $34.6 million against domestic net deferred tax assets, which did not recur in the current period.

Adjusted EBITDA:

	Fiscal years ended February 28/29,
(In thousands)	2021	2020	$ Change	% Change
Segment
Software & Subscription Services	$32,226	$21,674	$10,552	48.7%
Telematics Products	4,854	21,763	(16,909)	(77.7%)
Corporate Expense	(4,974)	(4,528)	(446)	9.8%
Total Adjusted EBITDA	$32,106	$38,909	$(6,803)	(17.5%)
Total Adjusted EBITDA Margin	10.4%	12.1%

Adjusted EBITDA for Telematics Products in the fiscal year ended February 28, 2021 decreased $16.9 million compared to the same period last year due to lower revenues as described above. Adjusted EBITDA for Software and Subscription Services increased $10.6 million compared to the same period last year due primarily to growth in revenues and gross profit as described above.

See Note 21 for reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Fiscal year ended February 29, 2020 compared to fiscal year ended February 28, 2019:

Revenue by Segment

	Fiscal years ended February 29/28,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$123,460	38.4%	$74,842	24.0%	$48,618	65.0%
Telematics Products	198,313	61.6%	236,696	76.0%	(38,383)	(16.2%)
Total	$321,773	100.0%	$311,538	100.0%	$10,235	3.3%

Software & Subscription Services revenue increased by $48.6 million or 65.0% for the fiscal year ended February 29, 2020 compared to fiscal year ended February 28, 2019. The increase was due to the three acquisitions of Tracker UK, LoJack Mexico and Synovia, coupled with growth in the EMEA region.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $38.4 million or 16.2% for the fiscal year ended February 29, 2020 compared fiscal year ended February 28, 2019. Factors affecting the decrease are as follows:

•

MRM telematics products revenue decreased $25.0 million due to a reduction in sales volume to a few larger customers, including Synovia that we acquired during the year coupled with significant supply shortages and softer than expected demand experienced in the fourth quarter. The supply shortages were primarily attributable to our one remaining Chinese supplier, the production capacity of which was significantly impaired in February due to the COVID-19 pandemic. We also experienced other supply shortages due to supply chain transitions, coupled with extended lead times on raw materials and components sourced from China, but used elsewhere in our global supply chain;

•

OEM/Network Products revenue decreased $11.4 million due to a reduction in sales to our largest OEM/Network Products customer which is in the middle of a product line transition with the rollout of a 3G-to-4G LTE retrofit program.

Gross Profit by Segment

	Fiscal years ended February 29/28,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$56,283	45.6%	$36,412	48.7%	$19,871	54.6%
Telematics Products	69,210	34.9%	89,466	37.8%	(20,256)	(22.6%)
Gross profit	$125,493	39.0%	$125,878	40.4%	$(385)	(0.3%)

Consolidated gross profit for the fiscal year ended February 29, 2020 decreased by $0.4 million or 0.3% over the prior year due to lower revenue in our Telematics Products business and partially offset by growth in Software & Subscription Services as described above.

Consolidated gross margin decreased by 104 basis points comparing to fiscal year ended February 28, 2019.

Software & Subscription Services: Gross margin was 45.6% in fiscal 2020 compared to 48.7% in fiscal 2019. The decrease was primarily driven by the recently acquired businesses as the gross profit was impacted by purchase price adjustments to deferred revenue.

Telematics Products: Gross margin was 34.9% for fiscal 2020 compared to 37.8% in fiscal 2019. Gross margin was impacted principally by product mix, incremental charges for excess and obsolete inventory and unfavorable manufacturing variances as we proceeded with the closure of our manufacturing facility in Oxnard, California which was substantially completed in March 2020.

Cost of revenues above excludes restructuring related costs, which are shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

Operating Expenses

	Fiscal years ended February 29/28,
	2020		2019
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$26,993	8.4%	$25,541	8.2%	$1,452	5.7%
Selling and marketing	47,379	14.7%	37,673	12.1%	9,706	25.8%
General and administrative	49,479	15.4%	22,957	7.4%	26,522	115.5%
Intangible asset amortization	5,871	1.8%	3,931	1.3%	1,940	49.4%
Restructuring	2,465	0.8%	2,299	0.7%	166	7.2%
Impairment losses	5,754	1.8%	-	0.0%	5,754	100.0%
Total	$137,941	42.9%	$92,401	29.7%	$45,540	49.3%

Consolidated research and development expense increased by $1.5 million or 5.7% for the fiscal year ended February 29, 2020 compared to the same period in fiscal 2019. The increase was primarily driven by increased employee compensation and benefits due to increased headcount as a result of the acquisitions taken place in fiscal 2020. Consolidated research and development expense as a percentage of revenues increased to 8.4% for the fiscal year ended February 29, 2020 compared to 8.2% in fiscal year ended February 28, 2019. We are investing in research and development of new products and technologies to be sold through the U.S. and international sales channels.

Consolidated selling and marketing expense increased by $9.7 million or 25.8% for the fiscal year ended

February 29, 2020 compared to the same period in fiscal 2019. The increase was primarily driven by additional compensation expenses related to an increase in headcount due to the acquired businesses.

Consolidated general and administrative expense increased by $26.5 million or over 100% for the fiscal year ended February 29, 2020 compared to the same period in fiscal 2019. The increase was primarily driven by the reduction of $17.6 million in a legal reserve in fiscal 2019 (see Note 20 in the accompanying financial statements) and decreases in professional fees related to certain non-recurring legal matters. In fiscal 2020, we incurred additional compensation expenses related to an increase in headcount due to acquired businesses coupled with increased professional services and service fees related to a new cloud-based ERP system that we are implementing to support the growth in our global operations. Certain implementation costs on the new ERP system were capitalized as Property and Equipment in our consolidated balance sheets.

Amortization of intangibles increased by $1.9 million or 49.4% for the fiscal year ended February 29, 2020  compared to the same period in fiscal 2019 due the addition of intangible assets from the acquisitions.

As described in Note 12 to the accompanying consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that are partially vacant. We incurred additional charges for this initiative during fiscal 2020. For the fiscal year ended February 29, 2020, we recorded approximately of $2.5 million in severance and employee related costs from continuing operations. For the fiscal year ended February 28, 2019, total restructuring charges from continuing operations were $2.3 million, comprised of $2.2 million in severance and employee related costs, and $0.1 million for vacant office and manufacturing facility space. Restructuring costs are shown separately in the operating expenses in our consolidated statement of comprehensive income (loss).

Non-operating Income (Expense), Net

Investment income decreased by $0.8 million to $4.5 million for the fiscal year ended February 29, 2020 from $5.3 million for the fiscal year ended February 28, 2019. The decrease was due primarily to a decrease in interest income resulting from decreased investments in various cash equivalent and short-term marketable securities.

Interest expense increased $3.4 million to $20.1 million for the fiscal year ended February 29, 2020 from $16.7 million for the fiscal year ended February 28, 2019 due to additional interest expense and debt discount and issue costs relating to the 2025 Convertible Notes issued in July 2018 that are being amortized on the effective interest method and amortization of the discount of Due to Factors debt related to our acquisition of Synovia.

See Note 11 to the accompanying consolidated financial statements for information on the $2.4 million and $2.0 million loss on extinguishment of debt for the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

Other non-operating expense for the fiscal year ended February 29, 2020 decreased $0.6 million from the fiscal year ended February 28, 2019 due to favorable fluctuations in foreign currency exchange rates, primarily Euros to U.S. dollars.

Income Tax Expense (Benefit)

An income tax expense of $20.5 million was recorded in fiscal 2020, compared to an income tax benefit of $0.6 million in fiscal 2019. The increase in the income tax expense compared to the fiscal year ended February 28, 2019 was primarily driven by the recording of a valuation allowances against domestic net deferred tax assets in the amount of $34.6 million. See Note 14 to the accompanying consolidated financial statements for additional information.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the year ended February 29/28, 2020 and 2019 was $27.8 million and $2.3 million, respectively. There was no tax benefit recorded due to valuation allowances recorded against deferred tax assets for fiscal 2020 and $0.7 million tax benefit recorded for fiscal 2019. The increase in net loss from discontinued operations was primarily driven by $13.4 million impairment loss charge recorded in fiscal 2020 which was discussed above as well as the $10.8 million gain on legal settlement recorded in fiscal 2019.

See Note 2, Discontinued Operations, in the accompanying financial statements for additional information.

Profitability Measures

Net income (loss) from Continuing Operations:

Our net loss in the fiscal year ended February 29, 2020 was $51.6 million as compared to net income of $20.7 million in fiscal year ended February 28, 2019. The increase in net loss is due to an increase in operating expense resulting from the three acquired businesses, an increase in non-operating expense and an increase in income tax provision, as described above.

Adjusted EBITDA:

	Fiscal years ended February 28,
(In thousands)	2020	2019	$ Change	% Change
Segment
Software & Subscription Services	$21,674	$12,429	$9,245	74.4%
Telematics Products	21,763	37,833	(16,070)	(42.5%)
Corporate Expense	(4,528)	(5,699)	1,171	(20.5%)
Total Adjusted EBITDA	$38,909	$44,563	$(5,654)	(12.7%)
Total Adjusted EBITDA Margin	12.1%	14.3%

Adjusted EBITDA for Telematics Products in the fiscal year ended February 29, 2020 decreased $16.1 million compared to the fiscal year ended February 28, 2019 due to lower revenues as described above coupled with higher operating expenses as a result of increased headcount and outsourced professional service fees. Adjusted EBITDA for Software and Subscription Services increased $9.2 million compared to the fiscal year ended February 28, 2019 due primarily to growth in revenues and gross profit from our Italia market and three acquired businesses.

See Note 21 for reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

Quarterly Financial Information (Unaudited)

The following summarizes certain quarterly statement of operations data for each of the quarters in fiscal years 2021 and 2020 (in thousands, except percentages and per share data). The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We derived this data from the unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Effective March 15, 2021, we entered into a purchase agreement with Spireon that sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon. As a result, we have presented the operations for this business as discontinued operations in the accompanying consolidated financial statements. We have recast the unaudited quarterly financial information below to conform with this change.

	Fiscal 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$73,731	$74,397	$78,512	$81,947	$308,587
Gross profit	$29,105	$27,462	$31,238	$34,600	$122,405
Gross margin	39.5%	36.9%	39.8%	42.2%	39.7%
Net loss from continuing operations	$(6,588)	$(7,610)	$(3,738)	$(3,221)	$(21,157)
Loss per diluted share from continuing operations	$(0.19)	$(0.22)	$(0.11)	$(0.09)	$(0.62)
Net loss from discontinued operations, net of tax	$(7,834)	$(1,868)	$(19,942)	$(5,508)	$(35,152)
Loss per diluted share from discontinued operations	$(0.23)	$(0.06)	$(0.57)	$(0.16)	$(1.02)
Net loss	$(14,422)	$(9,478)	$(23,680)	$(8,729)	$(56,309)
Loss per diluted share	$(0.42)	$(0.28)	$(0.68)	$(0.25)	$(1.64)

	Fiscal 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$77,371	$81,425	$85,891	$77,086	$321,773
Gross profit	$30,974	$32,414	$32,519	$29,586	$125,493
Gross margin	40.0%	39.8%	37.9%	38.4%	39.0%
Net loss from continuing operations	$(5,200)	$(2,770)	$(4,358)	$(39,224)	$(51,552)
Loss per diluted share from continuing operations	$(0.17)	$(0.08)	$(0.13)	$(1.16)	$(1.54)
Net loss from discontinued operations, net of tax	$(3,493)	$(4,599)	$(3,057)	$(16,603)	$(27,752)
Loss per diluted share from discontinued operations	$(0.11)	$(0.14)	$(0.09)	$(0.49)	$(0.82)
Net loss	$(8,693)	$(7,369)	$(7,415)	$(55,827)	$(79,304)
Loss per diluted share	$(0.26)	$(0.22)	$(0.22)	$(1.65)	$(2.36)

The net loss in fiscal 2021 third quarter included a $18.0 million total impairment loss from goodwill, long-lived assets and ROU assets primarily from discontinued operations.

The net loss in fiscal 2021 first quarter included a $4.3 million total impairment loss from goodwill and long-lived assets from discontinued operations.

The net loss in fiscal 2020 fourth quarter included a $19.1 million total impairment loss from long-lived assets and ROU assets from discontinued operations and a $34.6 million increase of the valuation allowance against our net deferred tax assets from our continuing operations. The increase of the valuation allowance is described in Note 14, Income Taxes, to the accompanying consolidated financial statements.

The net loss in fiscal 2020 third quarter included a loss of $2.4 million from extinguishment of debt. The loss was described in Note 11, Financing Arrangements, to the accompanying consolidated financial statements.

The impairment losses for both fiscal 2021 and 2020 are described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Liquidity and Capital Resources

In fiscal 2021, our primary cash needs have been for working capital purposes and payment on debt obligations, and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents and our revolving credit facility. As of February 29, 2021, our cash, cash equivalents totaled $94.6 million.

On March 27, 2020, we entered into an amendment of the $50 million revolving credit facility with JPMorgan Chase Bank, N.A. to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. In May 2020, we borrowed $20 million under the revolving credit facility, which was fully repaid on November 19, 2020. As of February 28, 2021, there were no borrowings outstanding on this revolving credit facility.

Wind Down and Subsequent Sale of LoJack U.S. SVR Operations

On March 14, 2021, we entered into a purchase agreement with Spireon pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for a purchase price of $8.0 million. The transaction was completed effective March 15, 2021 and we received net proceeds of approximately $6.8 million. We also entered into a Transition Service Agreement (“TSA”) to support Spireon in the transition of LoJack North America customers to its Kahu solution and we will continue to provide recovery services to the existing installed base of LoJack North America customers as an agent of Spireon for a period of six months. During this period, we will invoice Spireon for costs incurred in operating this business.

We also entered into a post-TSA Services Agreement (“SA”), under which we will continue to provide certain services related to the LoJack North America radio frequency tower infrastructure upon termination of the TSA for a period no longer than fifty-four months, as needed. As consideration for these services, Spireon will pay us a  monthly service fee over the stipulated contract term.

PPP Loan

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. At the time we applied for the PPP loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

Acquisitions

As described in Note 3 to the accompanying consolidated financial statements, in February 2019, we acquired Tracker Network (UK) Limited (“Tracker”), a LoJack in the U.K. licensee for a total purchase price of £10.0 million, or approximately $13.0 million. In the same month, we also entered into an agreement to acquire Car Track, S.A. DE C.V. (“LoJack Mexico”), the exclusive licensee of LoJack technology for the Mexican market. The agreement consisted of the purchase of the 87.5% of the LoJack Mexico shares not currently owned by us for a purchase price, net of cash on hand, of approximately $13.0 million. We completed the acquisition in March 2019. In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-12 school bus and state and local government fleets. The total purchase price was $49.8 million. We funded these acquisitions from cash on hand. As part of the Synovia acquisition, we assumed the rights and obligations from the Synovia revenue assignments (“Due to Factors”) as described in Note 11 to the accompanying consolidated financial statements. The revenues recognized from this arrangement of $6.3 million and $6.8 million were considered a non-cash financing activity for the fiscal years ended February 28/29, 2021 and 2020, respectively.

Future Cash Obligations

Following is a summary of our contractual cash obligations as of February 28, 2021 (in thousands):

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Convertible senior notes principal	$-	$-	$230,000	$-	$230,000
Convertible senior notes stated interest	4,600	9,200	6,900	-	20,700
Operating leases	5,635	10,003	5,429	1,922	22,989
Purchase obligations	51,037	-	-	-	51,037
Total contractual obligations	$61,272	$19,203	$242,329	$1,922	$324,726

Purchase obligations consist primarily of inventory purchase commitments.

COVID-19

We continue to monitor the impact of COVID-19 on our operating results and liquidity as we believe the pandemic may have an unfavorable impact on our financial condition and results of operations. We have implemented certain cost containment and cash flow control measures especially in areas such as personnel, travel and other discretionary spend.

As of February 28, 2021, we had cash and cash equivalents of $94.6 million and $50 million available under our existing revolving credit facility. Accordingly, we believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, our international expansion, the timing of new product introductions, market acceptance of our products and overall economic conditions including the potential impact of COVID-19 on the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

Other

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes matters whereby the final settlement has not been determined at this time. In connection with these matters, we may have to enter into license agreements or other settlement arrangements that could require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 20 to the accompanying consolidated financial statements for additional information on legal proceedings.

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

For the fiscal year ended February 28, 2021, net cash provided by operating activities was $28.6 million with a net loss of $56.3 million. Our non-cash income and expenses from continuing operations, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of convertible debt issuance costs and discount, impairment loss, revenue assigned to factors, valuation allowance on deferred income tax assets and equity in net loss of affiliate and related impairment loss, which was $38.7 million in fiscal 2021. Changes in operating assets and liabilities from continuing operations represented a $14.9 million increase in operating cash flow, primarily driven by changes in working capital including a decrease in inventories and accounts receivable and an increase in accounts payable. Net cash used in discontinued operations was $4.4 million.

For the years ended February 29/28, 2020 and 2019, net cash provided by operating activities was $11.5 million and $47.7 million, respectively. Our cash flows from operations in fiscal 2020 were impacted by our net loss of $79.3 million, non-cash activities from continuing operations of $69.9 million and changes in various working capital as noted above. Our cash flows from operations in fiscal 2019 were impacted by our net income of $18.4 million and a gain from legal settlement with a former supplier of LoJack of $18.3 million, as well as similar activities within other non-cash items and changes in working capital from continuing operations as noted above. Net cash provided by discontinued operations for the years ended February 29/28, 2020 and 2019 was $4.7 million and $3.1 million, respectively.

Cash flows from investing activities

For the years ended February 28/29, 2021, 2020 and 2019, our net cash used in investing activities was $13.7 million, $65.7 million, and $21.8 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures and the purchase and sale of marketable securities in accordance with our corporate investment policy as well as strategic initiatives including certain investments in and advances to our affiliate and acquisitions. In fiscal 2020, we completed the acquisition of LoJack Mexico and Synovia for $12.7 million and $48.9 million, net of cash acquired, respectively. In fiscal 2019, we completed the acquisition of Tracker UK for approximately $13.0 million, net of cash acquired. For the years ended February 28/29, 2021, 2020 and 2019, net cash used in investing activities from discontinued operations was $2.3 million, $0.9 million and $1.6 million, respectively.

Our capital expenditures support the overall growth in our core businesses. We expect that we may make additional capital expenditures in the future, all of which would be done to support the future growth of our business.

Cash flows from financing activities

For the years ended February 28/29, 2021, 2020 and 2019, our net cash (used in) provided by financing activities was $(27.3) million, $(94.8) million and $98.5 million, respectively. In each of these periods, we incurred payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options. In fiscal 2021, we repaid the remaining outstanding portion of our 2020 Convertible Notes of $27.6 million, as well as borrowed and repaid $20.0 million from our revolving credit facility. In fiscal 2020, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. In fiscal 2019, we issued $230.0 million of the 2025 Convertible Notes and used the net proceeds to pay the cost of the capped call transactions; repurchase shares of our common stock for $49 million, and repurchase a portion of our outstanding 2020 Convertible Notes as discussed above for $53.7 million. We also received proceeds of $3.1 million from the unwinding of the note hedges and warrants related to the 2020 Convertible Notes.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements for the year ended February 28, 2021 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. These estimates are listed in our Consolidated Financial Statements for the year ending February 28, 2021, and include: revenue recognition, patent litigation and loss contingencies, goodwill and long-lived assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.

Revenue Recognition

We enter into contracts with customers that can include various combinations of products and services. As a result, our contracts may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract.

In particular our SaaS-based solutions often include arrangements where we sell or lease highly customized devices that only function with our proprietary SaaS technology. In these instances, we consider the service and devices as a single performance obligation. Generally, we defer the recognition of revenue for the devices that are sold with application subscriptions. The deferred product revenue amounts are amortized on a straight-line basis over the estimated average in-service lives of these devices, which are generally four to five years in the fleet management, transportation and logistics verticals. Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription.

Patent Litigation and Other Contingencies

We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether such accruals should be made or adjusted and whether new accruals are required.

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions may increase over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

We accrue for these intellectual property claims whenever we determine that an unfavorable outcome is probable and the liability is reasonably estimable. The amount of the accrual is estimated based on our review of each individual claim, including the type and facts of the claim and our assessment of the merits of the claim. Since these legal matters can be very complex and require significant judgement, we often utilize external legal counsel and other subject matter experts to assist us in defending against such claims. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Although we believe that we take reasonable and considerable measures to mitigate our exposure in these matters, the outcome of litigation is inherently unpredictable. Nonetheless, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred..

We currently have two open patent infringement lawsuits filed against us by Omega Patents, LLC (“Omega”) and Koninklijke Philips N.V. (“Philips”).

Omega

In connection with the Omega claim, we have accrued our best estimate of the probable liability of $2.2 million as a litigation reserve related to this matter based on reasonable royalty rates for similar technologies. It is reasonably possible that the prior judgment awarding Omega damages of as much as $4.6 million, together with $0.8 million of pre-judgment interest, could be upheld, which would exceed the amounts we have accrued.

Philips

We intend to defend ourselves vigorously in the proceedings related to Philips, and are investigating and/or asserting defenses and positions, including non-infringement, invalidity, and the “public interest factors” that must be considered by the ITC before issuing any exclusion order. If Phillips successfully proves infringement of the Patents, we could be required to pay significant monetary damages and could be precluded from importing into the U.S. certain products containing the allegedly infringing modules. However, we believe that we have strong defense and indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceeding paid by those suppliers, who are co-defendants in these proceedings. Currently, it is not feasible to predict with certainty the outcome of these four legal proceedings, and no specific amount of damages has been identified,

See Note 20, Commitments and Loss Contingencies, to the accompanying consolidation financial statements for additional information.

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

The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). We select assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e. guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

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

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date. Such determination is made using discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include future revenue and profitability projections associated with the tradename through relief of royalty approach; estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

At February 28, 2021, we had $94.6 million in goodwill and $37.5 million in other net intangible assets, recorded on our consolidated balance sheet. Additionally, we had three reporting units with two reporting units under our Software and Subscription Services segment. Our Telematics Products segment includes $39.2 million of goodwill and our Software & Subscription Service segment includes $55.4 million. Earlier in our fiscal year ended February 28, 2021, we had a fourth reporting unit, LoJack US SVR Products.

During the current fiscal year, we determined that the prolonged secular decline in revenues from our legacy LoJack US SVR Products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the unfavorable impact that the COVID-19 pandemic has had on the automotive end markets. Consequently, we decided to wind down the business and fully impaired the goodwill associated with the LoJack U.S. SVR segment along with certain intangible and other long-lived assets. The LoJack U.S. SVR reportable segment is presented as discontinued operations as of February 28, 2021 due to the wind down and subsequent sale of the business.

See Note 8, Property and Equipment, and Note 9, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our tax provision for income taxes is inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes; earnings being different than anticipated in countries with different tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

At February 28, 2021, our federal income tax loss carryforwards were approximately $50.4 million, our state income tax loss carryforwards were approximately $48.4 million, and our foreign income tax loss carryforwards were approximately $57.0 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably expect to realize. Future changes in anticipated earnings could change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded (see Note 14, Income Taxes, for additional information).

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

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.0 million related to our foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2021. The aggregate foreign currency transaction exchange rate losses included in determining loss before income taxes and equity in net loss of affiliate were $0.2 million, $0.2 million and $0.4 million in fiscal years ended February 28/29, 2021, 2020 and 2019, respectively.

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

On March 27, 2020, we entered into an amendment of the revolving credit facility with JPMorgan Chase Bank, N.A.to extend the term for 24 months to March 30, 2022. Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. There were no borrowings outstanding under this revolving credit facility at February 28, 2021.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CalAmp Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (the "Company") as of February 28, 2021 and February 29, 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 22, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Adoption of New Accounting Standards

As discussed in Note 13 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Update ASU 2016-02, Leases, using the modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Telematics Products Reporting Unit – Refer to Notes 1 and 9 to the Financial Statements

Critical Audit Matter Description

Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The impairment test involves comparing the estimated fair value of a reporting unit with its carrying value, including goodwill. The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both.  Under the income approach, the Company utilizes the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). The Company selected assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e. guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

The goodwill balance was $94.6 million as of February 28, 2021, of which $39.2 million is allocated to the Telematics Products reporting unit. The fair value of the Telematics Products reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill impairment for the Telematics Products reporting unit as a critical audit matter because of the significant estimates and assumptions made by management to estimate the fair value of the Telematics Products reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s cash flow projections, specifically revenues, gross margin rates, and the selected discount rate for the Telematics Products reporting unit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions of future revenues, gross margin rates, and the selected discount rate included the following, among others:

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s cash flow projections of future revenues and gross margin rates and the selection of the discount rate.

We evaluated management’s ability to accurately project future revenues and gross margin rates by comparing actual results to management’s historical projections, obtaining evidence for changes in future gross margin rates and revenue projections, and inquiring with management to understand the overall basis for their cash flow projections.

We evaluated the reasonableness of management’s cash flow projections of future revenues and gross margin rates by comparing the projections to (1) historical growth of revenues and historical gross margin rates, (2) management’s long-range strategic plan which was communicated to the Board of Directors, and (3) projected information included in the Company’s press releases, as well as, in analyst and industry reports for the Company.

With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology including guideline companies and (2) discount rate by:

–	Evaluating the valuation methodology utilized by the company including the market and income approaches
–	Evaluating and determining the appropriateness of the multiples, recently completed transactions and guideline public companies utilized in the analysis
–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

Revenue Recognition — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s fleet management vertical includes sales of hardware (“customized devices”), accessories, installation and application subscriptions. The Company defers the recognition of revenue, and related costs, for the customized devices that only function with their applications and are sold on an integrated basis with applicable subscriptions. Such customized devices and the application services are not sold separately. The promises to deliver hardware and service are not separate performance obligations. These service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. The determination as to whether the promises associated with hardware and applications subscription is a single performance obligation involves significant judgment. This judgment can have a significant impact on the timing of revenue recognition.

Given the complexity of determining whether the contract promises represent a single performance obligation, the related audit effort required a higher degree of auditor judgment, and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the customized devices and related application subscriptions for fleet management included the following, among others:

–	We tested the effectiveness of controls related to management’s identification and assessment of a single performance obligation in contracts with customers.

–	We performed an analysis of how each step within the accounting guidance is addressed for each fleet management revenue transaction selected in our substantive test of details.

–	We tested management’s identification of a single performance obligation by evaluating whether the underlying goods and services were highly interdependent and interrelated.

–	We obtained and tested individual customer contracts to determine if the terms of the contract support that the arrangement represents a single performance obligation.

–

We verified that the revenue was not recorded upfront if there was a deferral element associated with the transaction (i.e. bundled arrangement or monthly billing fees) by validating the terms of the arrangement against invoices, PO, and contracts.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

April 22, 2021

We have served as the Company’s auditor since fiscal 2018.

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	February 28/29,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$94,624	$107,404
Accounts receivable, net	63,325	64,639
Inventories	23,663	32,472
Prepaid expenses and other current assets	24,804	20,433
Current assets of discontinued operations	7,872	12,918
Total current assets	214,288	237,866
Property and equipment, net	41,081	55,878
Operating lease right-of-use assets	14,273	20,626
Deferred income tax assets	4,889	4,437
Goodwill	94,617	94,312
Other intangible assets, net	37,488	42,954
Other assets	27,169	24,514
Non-current assets of discontinued operations	-	15,218
Total assets	$433,805	$495,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$4,317	$33,119
Accounts payable	35,767	24,635
Accrued payroll and employee benefits	12,761	9,049
Deferred revenue	32,924	32,427
Other current liabilities	17,380	14,499
Current liabilities of discontinued operations	4,096	7,746
Total current liabilities	107,245	121,475
Long-term debt, net of current portion	182,154	177,088
Operating lease liabilities	17,061	24,279
Other non-current liabilities	30,487	32,236
Non-current liabilities of discontinued operations	1,773	2,808
Total liabilities	338,720	357,886
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 35,229 and 34,322 shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively	352	343
Additional paid-in capital	233,692	220,482
Accumulated deficit	(137,974)	(81,531)
Accumulated other comprehensive loss	(985)	(1,375)
Total stockholders' equity	95,085	137,919
Total liabilities and stockholders' equity	$433,805	$495,805

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended February 28/29,
	2021	2020	2019
Revenues:
Products	$193,486	$214,374	$246,452
Application subscriptions and other services	115,101	107,399	65,086
Total revenues	308,587	321,773	311,538
Cost of revenues:
Products	129,578	135,987	150,731
Application subscriptions and other services	56,604	60,293	34,929
Total cost of revenues	186,182	196,280	185,660
Gross profit	122,405	125,493	125,878
Operating expenses:
Research and development	25,811	26,993	25,541
Selling and marketing	46,202	47,379	37,673
General and administrative	49,077	49,479	22,957
Intangible asset amortization	4,781	5,871	3,931
Restructuring	2,534	2,465	2,299
Impairment losses	825	5,754	-
Total operating expenses	129,230	137,941	92,401
Operating income (loss)	(6,825)	(12,448)	33,477
Non-operating income (expense):
Investment income	2,119	4,497	5,258
Interest expense	(15,487)	(20,096)	(16,726)
Gain on legal settlement	-	-	7,543
Loss on extinguishment of debt	-	(2,408)	(2,033)
Other expense, net	(403)	(113)	(672)
Total non-operating expenses	(13,771)	(18,120)	(6,630)
Income (loss) from continuing operations before income taxes and equity in net loss of affiliate and related impairment loss	(20,596)	(30,568)	26,847
Income tax benefit (provision) from continuing operations	(561)	(20,454)	612
Income (loss) from continuing operations before equity in net loss of affiliate and related impairment loss	(21,157)	(51,022)	27,459
Equity in net loss of affiliate and related impairment loss	-	(530)	(6,787)
Net income (loss) from continuing operations	(21,157)	(51,552)	20,672
Net loss from discontinued operations, net of tax	(35,152)	(27,752)	(2,274)
Net income (loss)	(56,309)	(79,304)	18,398

Earnings (loss) per share - continuing operations:
Basic	$(0.62)	$(1.54)	$0.60
Diluted	$(0.62)	$(1.54)	$0.59
Loss per share - discontinued operations:
Basic	$(1.02)	$(0.82)	$(0.07)
Diluted	$(1.02)	$(0.82)	$(0.07)
Shares used in computing earnings (loss) per share:
Basic	34,389	33,670	34,589
Diluted	34,389	33,670	35,294

Comprehensive income (loss):
Net income (loss)	$(56,309)	$(79,304)	$18,398
Other comprehensive income (loss):
Foreign currency translation adjustments	390	(714)	(33)
Unrealized income (loss) on available-for-sale securities, net of tax	-	-	(429)
Total comprehensive income (loss)	$(55,919)	$(80,018)	$17,936

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Years Ended February 28/29,
	2021	2020	2019
Total stockholders' equity, beginning balances	$137,919	$205,653	$198,916

Common stock and additional paid-in capital:
Beginning balances	220,825	208,541	218,574
Equity component of 2025 Convertible Notes, net of tax	-	-	51,902
Purchase of capped call on 2025 Convertible Notes, net of tax	-	-	(15,870)
Debt issuance costs of 2025 Convertible Notes allocated to equity, net of tax	-	-	(1,649)
Equity component of the repurchased 2020 Convertible Notes	-	-	(6,088)
Unwind of note hedges and warrants of 2020 Convertible Notes	-	-	3,122
Stock-based compensation expense	12,880	12,421	11,029
Shares issued on net share settlement of equity awards	(1,628)	(2,007)	(3,603)
Exercise of stock options and contributions to ESPP	1,967	1,870	124
Repurchases of common stock	-	-	(49,000)
Ending balances	234,044	220,825	208,541

Accumulated deficit:
Beginning balances	(81,531)	(2,227)	(19,459)
Cumulative adjustment upon adoption of ASU 2016-01, net of tax	-	-	429
Cumulative adjustment upon adoption of ASC 606, net of tax	-	-	(1,595)
Cumulative adjustment upon adoption of ASU 326	(134)	-	-
Net income (loss)	(56,309)	(79,304)	18,398
Ending balances	(137,974)	(81,531)	(2,227)

Accumulated other comprehensive income:
Beginning balances	(1,375)	(661)	(199)
Cumulative adjustment upon adoption of ASU 2016-01, net of tax	-	-	(429)
Foreign currency translation adjustments	390	(714)	(33)
Ending balances	(985)	(1,375)	(661)

Total stockholders' equity, ending balances	$95,085	$137,919	$205,653

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended February 28/29,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(56,309)	$(79,304)	$18,398
Less: Net loss from discontinued operations, net of tax	(35,152)	(27,752)	(2,274)
Net income (loss) from continuing operations	(21,157)	(51,552)	20,672
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	17,221	17,441	5,855
Intangible asset amortization	4,781	5,871	3,931
Stock-based compensation	11,364	10,667	9,539
Amortization of debt issuance costs and discount	10,180	13,764	11,492
Impairment losses	825	5,754	-
Noncash operating lease cost	421	1,534	-
Loss on extinguishment of debt	-	2,408	2,033
Revenue assigned to factors	(6,291)	(6,844)	-
Tax benefits on vested and exercised equity awards	-	-	758
Deferred tax assets, net	(1)	18,552	(525)
Unrealized foreign currency transaction gains	217	211	404
Equity in net loss of affiliate and related impairment loss	-	530	6,787
Changes in operating assets and liabilities of continuing operations, excluding effects from acquisitions:
Accounts receivable	1,624	7,549	(4,022)
Inventories	8,691	(1,439)	5,035
Prepaid expenses and other current assets	(7,311)	(2,014)	(7,379)
Accounts payable	10,166	(17,598)	2,032
Accrued liabilities	8,257	4,602	(18,370)
Deferred revenue	(6,199)	1,975	6,065
Operating lease liabilities	(297)	(4,962)	-
Other	506	388	366
Net cash provided by continuing operations	32,997	6,837	44,673
Net cash provided by (used in) discontinued operations	(4,412)	4,707	3,067
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,585	11,544	47,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	6,264	37,055	56,358
Purchases of marketable securities	(6,264)	(19,543)	(50,364)
Capital expenditures	(11,356)	(21,301)	(10,399)
Acquisitions, net of cash acquired	-	(60,652)	(13,031)
Equity investments in and advances to affiliate	-	(530)	(2,631)
Other	-	164	(110)
Net cash used in continuing operations	(11,356)	(64,807)	(20,177)
Net cash used in discontinued operations	(2,338)	(891)	(1,608)
NET CASH USED IN INVESTING ACTIVITIES	(13,694)	(65,698)	(21,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(1,628)	(2,007)	(3,603)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	1,967	1,870	124
Proceeds from issuance of 2025 Convertible Notes	-	-	230,000
Payment of debt issuance costs of 2025 Convertible Notes	-	-	(7,305)
Purchase of capped call on 2025 Convertible Notes	-	-	(21,160)
Repurchase of 2020 Convertible Notes	-	(94,683)	(53,683)
Proceeds from unwind of note hedges and warrants on 2020 Convertible Notes	-	-	3,122
Proceeds from Paycheck Protection Program Loan	10,000	-	-
Repayment of Paycheck Protection Program Loan	(10,000)	-	-

Proceeds from revolving credit facility, net of issuance costs	19,944	-	-
Repayment of 2020 Convertible Notes	(27,599)	-	-
Repayment of revolving credit facility	(20,000)	-	-
Repurchases of common stock	-	-	(49,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27,316)	(94,820)	98,495
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(355)	(122)	(553)
Net change in cash and cash equivalents	(12,780)	(149,096)	123,897
Cash and cash equivalents at beginning of year	107,404	256,500	132,603
Cash and cash equivalents at end of year	$94,624	$107,404	$256,500

See accompanying notes to consolidated financial statements.

CALAMP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a connected intelligence company that helps people and businesses work smarter. We partner with transportation and logistics, industrial equipment, government and automotive industries to deliver insights that enable businesses to make the right decisions. Our applications, platforms and smart devices allow them to track, monitor and recover their vital assets with real-time visibility that reduces costs, maximizes productivity and improves safety. We are a global organization that is headquartered in Irvine, California.

Recent Events

COVID-19

In March 2020, the World Health Organization declared COVID-19 as a pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditure due to the pandemic and related macro-economic uncertainties. The pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use. It is difficult to predict the extent to which the COVID-19 pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic and the actions taken or to be taken by governments and private businesses in relation to its containment. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of the outbreak may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout fiscal 2021 and as of February 28, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer-term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments and charges for uncollectible accounts receivable in future periods. Currently, we estimate that the existing cash, future cash flows and available borrowings under our revolving credit facility will provide sufficient cash flows for at least twelve months after the issuance date of the consolidated financial statements.

Wind Down and Subsequent Sale of LoJack U.S. SVR Operations

On December 16, 2020, our Board of Directors approved a plan for management to commence with the wind down of the LoJack U.S. SVR operations. This business unit has historically provided stolen vehicle recovery (SVR) products operating on a radio frequency allocated by the FCC for domestic automotive dealerships. These products and related services have been provided predominately as a hardware-based offering that no longer aligns with our core strategy. Subsequent to the public announcement of this plan, we received inbound inquiries from certain parties interested in acquiring the business.

On January 22, 2021, we received a formal proposal from Spireon Holdings, L.P. (“Spireon”) to acquire the LoJack U.S. and Canadian SVR (“LoJack North America”) business for a purchase price of $8.0 million. Effective March 15, 2021, the Company and Spireon entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon.

Since the LoJack North America operations were deemed a business that met the held for sale criteria under ASC 205-20-45, Presentation of Financial Statements – Discontinued Operations, management has presented the operations for this business as Discontinued Operations in the accompanying consolidated financial statements for the fiscal years ended February 28/29, 2021, 2020, and 2019, respectively. See Note 2, Discontinued Operations, for additional information on this subsequent event.

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations and we have recast prior period amounts.

Acquisitions

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

Since the LoJack U.S. SVR Products operating segment is presented as discontinued operations, we now operate under two reportable segments – Telematics Products and Software & Subscription Services.

Principles of Consolidation

Our consolidated financial statements include the accounts of CalAmp Corp. (a Delaware corporation) and all of our wholly-owned subsidiaries. The financial position and operating results of the LoJack North America operations have been reported as discontinued operations in the consolidated financial statements for the current as well as prior comparative periods. All intercompany transactions and accounts have been eliminated in consolidation.

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

Our integrated SaaS-based solutions for our fleet management and certain other verticals provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets through our software applications. The transaction price for a typical SaaS arrangement includes the price for the customized device, installation and application subscriptions. We have applied our judgment in determining that these integrated arrangements typically represent single performance obligations satisfied over time.

Accordingly, we defer the recognition of revenue for the customized devices that only function with our applications and are sold only on an integrated basis with our proprietary applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated device related costs are recorded as deferred costs on the balance sheet. The upfront fees for the devices are not distinct from the subscription service and are combined into the subscription service performance obligation. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription. The deferred revenue and deferred cost amounts are amortized to application subscriptions and related products and other services revenue and cost of revenue, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which is four years in the fleet management vertical. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of four to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue under ASC 606 also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights.

Accessories may also be sold to these customers. We recognize revenue for sales of accessories upon transfer of control to the customer based on estimated stand-alone selling prices.

In certain customer arrangements, we sell or lease vehicle location devices together with related monitoring services as part of the contractual arrangement. The devices leased to our customers are capitalized as property and equipment and are being depreciated over the life of the devices. From time to time we sell devices and monitoring services separately to customers and sell similar devices on a stand-alone basis. Accordingly, we recognize revenues for the sales of the devices upon transfer of control to the customer and recognize revenue for the related monitoring services over the service period. The allocation of the transaction price is based on estimated stand-alone selling prices for the devices and the monitoring services.

Deferred revenues consist primarily of the deferred amounts on integrated SaaS solutions and advance payments for monitoring services.

Professional Services. We also provide various professional services to customers. These services include project management, engineering services and installation services, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

Sales Taxes. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying consolidated financial statements. During fiscal year ended February 28, 2021, we recognized $33.9 million in revenue from the deferred revenue balance of $57.1 million as of March 1, 2020. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid sales commissions included in Prepaid expenses and other current assets and Other assets amounted to $2.1 million and $2.4 million, respectively, as of February 28, 2021. Prepaid sales commissions in Prepaid expenses and other current assets are expected to be amortized within the next 12 months.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 21 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Revenue by type of goods and services:
Telematics devices and accessories	$193,486	$214,374	$246,452
Rental income and other services	17,844	21,587	13,591
Recurring application subscriptions	97,257	85,812	51,495
Total	$308,587	$321,773	$311,538

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$209,902	$232,971	$254,054
Revenue recognized over time	98,685	88,802	57,484
Total	$308,587	$321,773	$311,538

Telematics devices and accessories revenues presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

Remaining performance obligations from continuing operations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2021 and February 29, 2020, we have estimated remaining performance obligations for contractually committed revenues of $145.1 million and $129.4 million respectively. As of February 28, 2021, we expect to recognize approximately 50% in fiscal 2022 and 22% in fiscal 2023. As of February 29, 2020, we expected to recognize approximately 44% in fiscal 2021 and 26% in fiscal 2022. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Revision of Previously Issued Consolidated Financial Statements. Subsequent to the issuance of the consolidated financial statements for the year ended February 29, 2020, we concluded that the presentation of revenues and cost of revenues should be adjusted to present product and service revenues and the related cost of revenues for each separately in accordance with SEC Regulation S-X, Rule 5-03(b). Additionally, certain historical information in the notes to the consolidated financial statements have been revised to reflect the impact of these and other classification corrections. We have determined that the correction of these classification errors is not material to the previously issued consolidated financial statements. The following table summarizes the impact of the immaterial adjustments.

	Year ended February 29, 2020
	As Reported	Reclassification for Discontinued Operations	Adjustment	As Corrected and Reclassified
Revenues:
Products	$241,212	$(37,112)	$10,274	$214,374
Application subscriptions and other services	124,895	(7,222)	(10,274)	107,399
Total revenues	$366,107	$(44,334)	$-	$321,773
Cost of revenues:
Products	$154,654	$(23,125)	$4,458	$135,987
Application subscriptions and other services	68,150	(3,399)	(4,458)	60,293
Total cost of revenues	$222,804	$(26,524)	$-	$196,280

	Year ended February 28, 2019
	As Reported	Reclassification for Discontinued Operations	Adjustment	As Corrected and Reclassified
Revenues:
Products	$285,883	$(42,277)	$2,846	$246,452
Application subscriptions and other services	77,917	(9,985)	(2,846)	65,086
Total revenues	$363,800	$(52,262)	$-	$311,538
Cost of revenues:
Products	$175,009	$(26,337)	$2,059	$150,731
Application subscriptions and other services	41,027	(4,039)	(2,059)	34,929
Total cost of revenues	$216,036	$(30,376)	$-	$185,660

	Year ended February 29, 2020
	As Reported	Reclassification for Discontinued Operations	Adjustment	As Corrected and Reclassified
Revenue by type of goods and services:
Telematics devices and accessories	$258,449	$(37,112)	$(6,963)	$214,374
Rental income and other services	24,415	(2,733)	(95)	21,587
Recurring application subscriptions	83,243	(4,489)	7,058	85,812
Total	$366,107	$(44,334)	$-	$321,773

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$279,880	$(39,845)	$(7,064)	$232,971
Revenue recognized over time	86,227	(4,489)	7,064	88,802
Total	$366,107	$(44,334)	$-	$321,773

	Year ended February 28, 2019
	As Reported	Reclassification for Discontinued Operations	Adjustment	As Corrected and Reclassified
Revenue by type of goods and services:
Telematics devices and accessories	$295,750	$(42,277)	$(7,021)	$246,452
Rental income and other services	13,293	(3,525)	3,823	13,591
Recurring application subscriptions	54,757	(6,460)	3,198	51,495
Total	$363,800	$(52,262)	$-	$311,538

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$300,378	$(45,802)	$(522)	$254,054
Revenue recognized over time	63,422	(6,460)	522	57,484
Total	$363,800	$(52,262)	$-	$311,538

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Except for the increase in expected credit losses, we are not aware of any specific event or circumstances that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this annual report. These estimates and assumptions may change as new events occur and additional information is obtained. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts. As a result, actual results could differ materially from these estimates and assumptions.

We analyzed the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies, and, upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), we grouped all accounts receivables and lease receivables into a single portfolio. As described in Note 21, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States. As a result of our adoption of ASU 2016-13 effective March 1, 2020, we recognized the cumulative effect of initially applying the guidance as a $0.1 million addition to our allowance for doubtful accounts with an offsetting adjustment to accumulated deficit.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market (net realizable value). Inventories are reviewed for excess quantities and obsolescence based upon demand forecasts for a specific time horizon. We record a charge to cost of revenues for the amount required to reduce the carrying value of inventory to estimated net realizable value. Ongoing changes in cellular carrier technology, supplier changes, changes in demand or significant reductions in product pricing may necessitate additional write-downs of inventory carrying value in the future, which could be material.

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

The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). We select assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e. guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

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

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date. Such determination is made using discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include future revenue and profitability projections associated with the tradename through relief of royalty approach; estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

In the fourth quarter of fiscal 2020 and throughout fiscal 2021, we determined that the prolonged secular decline in revenues from our legacy LoJack U.S. SVR products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the continuing unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past ten months. As a result, we initiated an assessment of the carrying amount of the related goodwill, intangible and long-lived assets supporting these products including the LoJack tradename and dealer and customer relationships in both fiscal years. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill and certain of our long-lived assets were impaired in fiscal year 2021 and 2020 as follows (in thousands):

	Year Ended February 28/29,
	2021	2020
LoJack U.S. SVR Products goodwill	$12,023	$-
Other intangible assets:
Developed technology	478	-
Tradenames	-	11,540
Dealer and customer relationships	1,005	6,194
Property and equipment and other assets	10,483	514
Operating lease right-of-use assets and related liabilities	658	895
Total	$24,647	$19,143

Of the above amounts, $23.8 million and $13.4 million were included in discontinued operations, respectively (see Note 2, Discontinued Operations, for additional information). There was no impairment of goodwill and long-lived assets in fiscal 2019.

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

In the fourth quarter of fiscal 2020, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing net deferred tax assets. Due to the decrease in profitability, three-year cumulative loss position considering forecasts of future profitability and weighing all other positive and negative objective evidence, we determined that it was more likely than not that our domestic net deferred tax assets will not be realized, as such a valuation allowance against our domestic net deferred tax assets was established during the three months ended February 29, 2020. In fiscal 2021, we maintained a valuation allowance with respect to certain of our domestic and foreign deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Income (Loss) during the period. The aggregate foreign currency transaction exchange rate losses included in determining income (loss) before income taxes were $0.2 million, $0.2 million and $0.4 million in fiscal years 2021, 2020 and 2019, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. At this time, we are evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 provide guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this update. We adopted this standard on March 1, 2020 or the beginning of fiscal 2021. This pronouncement did not have a significant impact on our consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology. As a result, we are now required to use a forward-looking expected credit loss model for trade receivables. This pronouncement was effective for fiscal years beginning after December 15, 2019. We adopted this standard on March 1, 2020 or the beginning of our fiscal 2021. This pronouncement did not have a significant impact on our consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

Effective March 15, 2021, a wholly owned subsidiary of the Company and Spireon entered into an agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for an upfront cash purchase price of approximately $8.0 million. The purchase price is subject to changes for customary working capital adjustments. As part of the transaction, we also entered into a transition service agreement to support Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. As consideration for these services, Spireon will reimburse us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement to commence on September 15, 2021 under which we will provide certain services related to the LoJack tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we will license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. Net proceeds received from the transaction was approximately $6.8 million, which is still subject to a final working capital adjustment that will occur 90 days after the transaction close date. The resulting gain or loss on sale of discontinued operations is expected to be included within the statement of operations for the quarter ended May 31, 2021.

We have concluded that the LoJack North America operations are discontinued operations as the asset group represents a component of an entity, the component meets the criteria of held for sale as of February 28, 2021, and the disposal represents a strategic shift. As a result, certain items were reclassified as part of discontinued operations for comparative purposes. The below table presents the amounts by balance sheet classification related to our discontinued operations (in thousands):

	As of February 28/29,
	2021	2020
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable, net	$5,050	$7,634
Inventories	1,721	4,306
Prepaid expenses and other current assets	1,101	978
Current assets of discontinued operations	$7,872	$12,918
Goodwill	$-	$12,023
Other intangible assets, net	-	2,941
Other assets	-	254
Non-current assets of discontinued operations	-	15,218
	$7,872	$28,136
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$1,956	$3,815
Deferred revenue	1,849	2,277
Other current liabilities	291	1,654
Current liabilities of discontinued operations	4,096	7,746
Other non-current liabilities	1,773	2,808
Non-current liabilities of discontinued operations	1,773	2,808
	$5,869	$10,554

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Year Ended February 28/29
	2021	2020	2019
Revenues	$32,692	$44,334	$52,262
Cost of revenues	21,133	26,524	30,376
Gross profit	11,559	17,810	21,886
Operating expenses:
Research and development	1,441	2,443	2,115
Selling and marketing	9,988	13,155	12,219
General and administrative	7,041	8,190	8,113
Intangible asset amortization	2,199	6,450	7,505
Restructuring	2,220	1,935	5,716
Impairment losses	23,822	13,389	-
Total operating expenses	46,711	45,562	35,668
Operating loss	(35,152)	(27,752)	(13,782)
Non-operating income	-	-	10,790
Loss from discontinued operations before income taxes	(35,152)	(27,752)	(2,992)
Income tax benefit	-	-	718
Net loss from discontinued operations, net of tax	$(35,152)	$(27,752)	$(2,274)

The amounts in the statement of cash flow that are included in discontinued operations are summarized in the following table (in thousands):

	Year Ended February 28/29
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations, net of tax	$(35,152)	$(27,752)	$(2,274)
Adjustments to reconcile net loss from discontinued operations to net cash provided by (used in) operating activities:
Depreciation	2,260	2,225	2,725
Intangible asset amortization	2,199	6,450	7,505
Stock-based compensation	1,516	1,754	1,490
Impairment losses	23,822	14,599	-
Noncash operating lease cost	4,901	3,360	-
Deferred tax assets, net	-	-	(719)
Changes in operating assets and liabilities:
Accounts receivable	2,584	2,053	(833)
Inventories	2,585	2,456	400
Prepaid expenses and other current assets	(123)	2,376	(2,699)
Accounts payable	(1,859)	1,158	(156)
Accrued liabilities	(1,363)	(627)	(2,460)
Deferred revenue	(428)	(70)	88
Operating lease liabilities	(5,354)	(3,275)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(4,412)	4,707	3,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,338)	(891)	(1,608)
NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATOINS	(2,338)	(891)	(1,608)
Net change in cash and cash equivalents	(6,750)	3,816	1,459

NOTE 3 – ACQUISITIONS

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

We incurred acquisition-related costs of approximately $1.2 million for the acquisition of these entities in fiscal 2020 and $0.9 million in fiscal 2019. These costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the fiscal years ended February 29/28, 2020 and 2019 for the acquired companies is not disclosed as the results are not material to our consolidated financial statements.

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

NOTE 4 – CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Significant Customers

We sell telematics products to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. Some of these customers accounted for more than 10% of our revenue or accounts receivable as follows:

	Year Ended February 28/29,
	2021	2020	2019
Net sales:
Customer A	19%	16%	18%

	As of February 28/29,
	2021	2020	2019
Accounts receivable:
Customer A	25%	21%	16%

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. For the fiscal year ended February 28, 2021, four of our suppliers accounted for approximately 66% of our total inventory purchases, for the fiscal years ended February 29, 2020, three of our suppliers accounted for approximately 50% of our total inventory purchases, and for the fiscal years ended February 28, 2019, two of our suppliers accounted for approximately 59% of total inventory purchases. Some of these manufacturers accounted for more than 10% of accounts payable as follows:

	As of February 28/29,
	2021	2020	2019
Accounts Payable:
Supplier A	17%	13%	0%
Supplier B	11%	10%	2%
Supplier C	8%	12%	19%
Supplier D	5%	0%	33%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the same terms from another supplier.

NOTE 5 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of February 28, 2021
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,823	$-	$38,823	$38,823	$-
Level 1:
Money market funds	12,801	-	12,801	12,801	-
Mutual funds (1)	1,810	367	2,177	-	2,177
Level 2:
Repurchase agreements	43,000	-	43,000	43,000	-
Total	$96,434	$367	$96,801	$94,624	$2,177

	As of February 29, 2020
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$31,895	$-	$31,895	$31,895	$-
Level 1:
Money market funds	5,508	-	5,508	5,508	-
Mutual funds (1)	3,926	26	3,952	-	3,952
Level 2:
Repurchase agreements	60,000	-	60,000	60,000	-
Corporate bonds	10,001	-	10,001	10,001	-
Total	$111,330	$26	$111,356	$107,404	$3,952

(1)

Amounts represent various equities, bonds and money market mutual funds held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of February 28, 2021, the cash surrender value of COLI was $5.0 million. See Note 10 for discussion of the deferred compensation plan.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	February 28/29,
	2021	2020
Accounts receivable	$66,983	$66,903
Allowance for doubtful accounts	(3,658)	(2,264)
	$63,325	$64,639

NOTE 7 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28/29,
	2021	2020
Raw materials	$10,480	$17,034
Finished goods	13,183	15,438
	$23,663	$32,472

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Useful	February 28/29,
	Life	2021	2020
Leasehold improvements	5 - 10 years	$7,924	$9,425
Recovery system components and law enforcement tracking units	7 to 10 years	13,975	17,096
Leased devices	2 to 5 years	31,988	30,646
Plant equipment and tooling	2 - 5 years	9,789	13,026
Office equipment, computers and furniture	3 - 5 years	12,438	11,598
Software	3 - 7 years	49,993	50,760
		126,107	132,551
Less accumulated depreciation and amortization		(88,870)	(81,079)
		37,237	51,472
Fixed assets not yet in service		3,844	4,406
		$41,081	$55,878

Depreciation expense from continuing operations was $17.2 million, $17.4 million and $5.9 million for the fiscal years ended February 28/29, 2021, 2020 and 2019, respectively.

A portion of the recovery system components and law enforcement tracking units above represent the software development for and equipment attached to our tower infrastructure. During fiscal year ended February 28, 2021, we recorded impairment losses aggregating $9.0 million, which represented the net book value of property and equipment substantially related to the LoJack U.S. SVR operations. During fiscal year ended February 29, 2020, we recorded impairment losses aggregating $0.5 million, which represented the net book value of tower equipment in various leases that were terminated or planned to be terminated. Impairment losses of $8.9 million and $0.5 million for the fiscal years ended February 28/29, 2021 and 2020, respectively, are included within the Net loss from discontinued operations shown separately in our consolidated statement of comprehensive income (loss).

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	LoJack U.S. SVR Products	Total
Balance as of February 29, 2020	$55,132	$39,180	$12,023	$106,335
Impairment loss	-	-	(12,023)	$(12,023)
Effect of exchange rate change on goodwill	305	-	-	305
Balance as of February 28, 2021	$55,437	$39,180	$-	$94,617

Other intangible assets are comprised as follows (in thousands, except years):

		Gross				Accumulated Amortization			Net
	Useful Life	Feb. 29, 2020	Currency Adjustments	Impair- ment	Feb. 28, 2021	Feb. 29, 2020	Expense	Feb. 28, 2021	Feb. 29, 2020	Feb. 28, 2021
Developed technology (1)	4-6 years	$27,363	109	(478)	$26,994	$21,437	2,620	$24,057	$5,926	$2,937
Tradenames	10 years	30,093	164	-	30,257	16,303	2,125	18,428	13,790	11,829
Customer lists	4-7 years	25,304	-	-	25,304	22,903	48	22,951	2,401	2,353
Dealer and customer relationships (1)	10-15 years	34,139	(217)	(1,005)	32,917	10,753	2,149	12,902	23,386	20,015
Patents	5 years	589	-	-	589	197	38	235	392	354
		$117,488	$56	$(1,483)	$116,061	$71,593	$6,980	$78,573	$45,895	$37,488

(1)

A combined total of $2.9 million as of February 29, 2020 relates to LoJack US SVR Products, which is included within Non-current assets of discontinued operations shown separately in our consolidated balance sheet. The balance was fully impaired as of February 28, 2021.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. In both fiscal 2021 and 2020, we determined that the prolonged secular decline in legacy LoJack US SVR products revenue coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. As a result, we performed an assessment of the carrying amount of the related intangible assets supporting these products including the LoJack tradename and dealer and customer relationships. Our assessment of the future cash flows generated by these assets concluded that an impairment loss was present. For the fiscal year ended February 28, 2021, we recorded an impairment loss aggregating $1.5 million, which was attributable to $1.0 million of US Dealer relationships and $0.5 million of developed technology. For the fiscal year ended February 29, 2020, we recorded an impairment loss aggregating $17.7 million, which was attributable to $11.5 million of the LoJack Tradename and $6.2 million of US Dealer relationships. $1.5 million and $12.0 million of these impairment losses are included within Net loss from discontinued operations for fiscal years ended February 28/29, 2021 and 2020, respectively.

Amortization expense of intangible assets from continuing operations was $4.8 million, $5.9 million and $3.9 million in fiscal years ended, February 28/29, 2021, 2020 and 2019, respectively.

Estimated future amortization expense as of February 28, 2021 is as follows (in thousands):

2022	$5,541
2023	5,390
2024	4,545
2025	4,430
2026	4,108
Thereafter	13,474
$37,488

NOTE 10 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28/29,
	2021	2020
Deferred product cost	$4,850	$7,564
Deferred compensation plan assets	7,141	6,041
Lease receivables, non-current	10,403	5,992
Prepaid commissions	2,438	2,318
Other	2,337	2,599
	$27,169	$24,514

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

NOTE 11 – FINANCING ARRANGEMENTS

Balances attributable to our financing arrangements consist of the following (in thousands):

	Maturity	Effective	February 28/29,
	Date	Interest Rate	2021	2020
2020 Convertible Notes, 1.625% fixed rate	May 15, 2020	6.20%	$-	$27,599
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	8,081	14,371
Total term debt			238,081	271,970
Unamortized discount and issuance costs			(51,610)	(61,763)
Less: current portion of long-term term debt			(4,317)	(33,119)
Long-term debt, net of current portion			$182,154	$177,088

The effective interest rates for the convertible notes include the interest on the notes and debt discount. As of February 28, 2021 and February 29, 2020, the fair value of the convertible notes, based on Level 2 inputs, was $212 million and $225 million, respectively.

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings of up to $50 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. In May 2020, we borrowed $20 million under the revolving credit facility, which was fully repaid with the accrued interest of $0.1 million on November 19, 2020. There were no borrowings outstanding under this revolving credit facility at February 28, 2021.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. Through fiscal year 2021 and as of February 28, 2021, we were in compliance with our covenants under the revolving credit facility.

Convertible Senior Unsecured Notes

We have $230.0 million aggregate principal amount of convertible senior unsecured notes due in August 2025 (“2025 Convertible Notes”). The notes are carried at their principal face amount, less unamortized debt discount and issuance costs, and are not carried at fair value at each period end.

Accounting guidance requires that convertible debt that can be settled for cash be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component is generally determined using a discounted cash flow analysis, in which the projected interest and principal payments are discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. The amounts recorded in additional paid-in capital is not to be remeasured as long as the embedded conversion option continues to meet the conditions for equity classification. As of February 28, 2021, the Notes continue to meet the conditions for equity classification.

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

2020 Convertible Notes

In May 2015, we issued $172.5 million aggregate principal amount convertible notes that were senior unsecured obligations and with interest at a rate of 1.625% per year payable in cash on May 15 and November 15 of each year (“2020 Convertible Notes”).

In July 2018, we entered into separate, privately negotiated purchase agreements to repurchase approximately $50 million in aggregate principal amount of our 2020 Convertible Notes for $53.8 million including accrued interest, by using a portion of the net proceeds from the 2025 Convertible Notes. The repurchase was accounted for as an extinguishment of debt, not a modification of debt. We allocated the repurchase price of $53.7 million between the fair value of the liability of $47.6 million and the equity component of $6.1 million. The fair value of the liability component was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt of 4.36% based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $45.6 million, resulting in a loss on extinguishment of debt of $2.0 million. We also received proceeds of $3.1 million from the unwinding of the note hedge and warrants, which was recorded as additional paid-in capital. February 28, 2021

In October and November 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. The repurchase is accounted for as an extinguishment of debt. The entire repurchase price of $94.7 million was considered as the fair value of the liability as the equity component was de minimis. The fair value of the liability was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $92.3 million, resulting in a loss on extinguishment of debt of $2.4 million. On May 15, 2020, we repaid the remaining principal balance of $27.6 million of the 2020 Convertible Notes.

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

Upon the occurrence of a “make-whole fundamental change”, we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change”, holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of February 28, 2021, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our consolidated balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million will be amortized under the interest method. During the fiscal year ended February 28/29, 2021 and 2020, we recognized $0.5 million and $0.7 million of interest expense related to this debt, respectively. The non-cash revenues recognized from this arrangement of $6.3 million and $6.8 million are included as a non-cash activity in our consolidated statements of cash flows for fiscal year ended February 28/29, 2021 and 2020, respectively.

Paycheck Protection Program

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. At the time we applied for the PPP loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

NOTE 12 – RESTRUCTURING CHARGES

In fiscal 2019, we commenced a plan (the “Plan”) to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that were not fully occupied. Our Plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges are $17.2 million, comprised primarily of $10.7 million in severance and employee related costs, and $6.4 million for vacant office and manufacturing facility as well as terminated tower infrastructure leases. Restructuring charges related to vacant office and manufacturing facility space were due primarily to the vacancy in Canton, Massachusetts of $3.3 million. Substantially all charges related to severance and employee costs were under the Telematics Products reportable segment.

The following table summarizes the charges resulting from the implementation of the restructuring plan for the fiscal years ended February 28/29, 2021, 2020 and 2019 (in thousands):

	Years ended February 28/29,
	2021			2020			2019
	Personnel	Facilities	Total	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$530	$850	$1,380	$493	$1,853	$2,346	$1,585	$1,001	$2,586
Research and development	33	-	33	222	-	222	412	803	1,215
Selling and marketing	820	-	820	601	-	601	1,228	1,388	2,616
General and administrative	2,521	-	2,521	1,231	-	1,231	1,050	548	1,598
Total	$3,904	$850	$4,754	$2,547	$1,853	$4,400	$4,275	$3,740	$8,015

Total restructuring charge of $2.2 million, $1.9 million, and $5.7 million for fiscal years ended February 28/29, 2021, 2020 and 2019 were included as part of the discontinued operations, respectively.

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2019	$2,779	$2,977	$5,756
Cease-use liability reclassified as reduction of Operating lease right-of-use assets	-	(2,977)	(2,977)
Charges	2,547	644	3,191
Payments	(2,943)	(285)	(3,228)
Restructuring liabilities as of February 29, 2020	$2,383	$359	$2,742
Charges	3,905	850	4,755
Payments	(3,651)	(318)	(3,969)
Restructuring liabilities as of February 28, 2021	$2,637	$891	$3,528

The restructuring liabilities related to personnel were included in Accrued payroll and employee benefits in our consolidated balance sheets as of February 28, 2021 and February 29, 2020. Charges to restructuring liabilities for the fiscal year ended February 29, 2020, excluded the impairment of $1.2 million for the vacant office space that was recorded as a reduction of Operating lease right-of-use assets in our consolidated balance sheet. The anticipated rent payments for the ceased-use leased facilities will be made through December 2025.

NOTE 13 – LEASES

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

We have various non-cancelable operating leases for our offices in California, Texas, Massachusetts, Indiana and Minnesota in the United States, and Italy, Mexico and the United Kingdom. We also have various non-cancelable operating leases for towers and vehicles throughout the United States, Italy and Mexico. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

During the third quarter of fiscal 2020, we identified certain immaterial adjustments related to amounts recorded for the adoption of ASC 842. The revised amounts for ROU assets and lease liabilities as of March 1, 2019 are $25.6 million and $29.1 million, respectively.

The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

	Classification	February 28, 2021	February 29, 2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,273	$20,626

Liabilities
Operating lease liabilities (current)	Other current liabilities	$4,926	$4,662
Operating lease liabilities (noncurrent)	Operating lease liabilities	17,061	24,279
Total lease liabilities		$21,987	$28,941

As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the Operating lease right-of-use assets in our consolidated balance sheet. During fiscal year ended February 29, 2020, we further impaired our operating lease right-of-use assets for the Canton, Massachusetts facility by $1.2 million, which is now considered part of the discontinued operations.

Additionally, we also recorded an impairment loss aggregating $0.7 million and $0.6 million, which represented total operating lease right-of-use assets from various tower leases that were terminated or planned to be terminated as well as ceased use office facilities as of February 28/29, 2021 and 2020, respectively. Impairment loss relating to tower leases are considered as part of the discontinued operations (see Note 2) and the remaining balance is included within the total Impairment loss shown in the operating expenses in our consolidated statement of comprehensive income (loss).

Lease Costs

The following lease costs were included in our consolidated statements of comprehensive income (loss) as follows (in thousands):

	Year Ended February 28, 2021	Year Ended February 29, 2020
Operating lease cost	$6,842	$6,497
Short-term lease cost	168	848
Variable lease cost	442	315
Total lease cost	$7,452	$7,660

Supplemental Information

The table below presents supplemental information related to operating leases during the fiscal year ended February 28, 2021 (in thousands, except weighted-average information):

	Year Ended February 28, 2021	Year Ended February 29, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,549	$6,624
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,513	$4,071
Weighted average remaining lease term	4.7 years	7.3 years
Weighted average discount rate	5.37%	5.45%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of February 28, 2021 (in thousands):

2022	$5,635
2023	5,208
2024	4,795
2025	3,107
2026	2,322
Thereafter	1,922
Total minimum lease payments	22,989
Less imputed interest	(1,002)
Present value of future minimum lease payments	21,987
Less current obligations under leases	(4,926)
Long-term lease obligations	$17,061

NOTE 14 – INCOME TAXES

Our income (loss) before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Domestic	$(16,964)	$(31,381)	$24,359
Foreign	(3,632)	813	2,488
Total income (loss) before income taxes and equity in net loss of affiliate	$(20,596)	$(30,568)	$26,847

The components of income tax benefit (provision) consists of the following (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Current:
Federal	$-	$-	$404
State	40	(273)	(256)
Foreign	(602)	(1,629)	(62)
Total current	(562)	(1,902)	86
Deferred:
Federal	(59)	(12,852)	(2,621)
State	(18)	(10,645)	(1,295)
Foreign	78	4,945	4,442
Total deferred	1	(18,552)	526
Income tax benefit (provision)	$(561)	$(20,454)	$612

The income tax benefit (provision) differs from the amount obtained by applying the statutory rate as follows (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Income tax benefit (provision) at U.S. statutory federal rate	$4,325	$6,420	$(5,638)
State income tax benefit (provision), net of federal income tax effect	602	117	(1,412)
Foreign taxes benefit (provision)	900	(50)	(31)
U.S. taxes on foreign income	(306)	(571)	-
Valuation allowance reductions (increases)	(5,825)	(27,726)	5,915
Research and other tax credits	1,322	2,594	1,658
Tax benefits on vested and exercised equity awards	(851)	(606)	758
Non-deductible expenses	(655)	(697)	(229)
Other, net	(73)	65	(409)
Total income tax benefit (provision)	$(561)	$(20,454)	$612

The components of net deferred income tax assets for income tax purposes are as follows (in thousands):

	February 28/29,
	2021	2020
Net operating loss carryforwards	$27,194	$22,500
Depreciation, amortization and impairments	(2,117)	(5,353)
Research and development credits	21,917	20,603
Stock-based compensation	2,944	2,556
Other tax credits	2,197	2,172
Capitalized research costs	2,638	3,389
ROU asset	(3,528)	(5,174)
Lease liabilities	5,472	7,455
Payroll and employee benefit accruals	1,984	2,077
Allowance for doubtful accounts	1,163	965
Other accrued liabilities	4,743	4,887
Convertible debt	(8,185)	(9,477)
Other, net	5,137	3,275
Gross deferred tax assets	61,559	49,875
Valuation allowance	(56,848)	(45,560)
Net deferred tax assets	$4,711	$4,315

Reported as:
Deferred tax assets	$4,889	$4,437
Deferred tax liabilities	(178)	(122)
Net deferred tax assets	$4,711	$4,315

As of February 28, 2021, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in domestic and certain foreign jurisdictions for which we cannot assert that they are more likely than not going to be realized. For fiscal year 2021, we increased the valuation allowance against our domestic and foreign net deferred tax assets by approximately $9.2 million and $2.1 million, respectively. For fiscal year 2020, we considered positive and negative evidence, in assessing our ability to realize our domestic net deferred tax assets and concluded that it is more likely than not that our domestic net deferred tax assets will not be realized. As such, we increased the valuation allowance against our domestic net deferred tax asset by approximately $33.0 million for fiscal year 2020. For fiscal year 2020, we increased the non-US valuation allowance against our net deferred tax assets related to net operating loss carryforwards by approximately $1.6 million. The amount of the net deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

At February 28, 2021, we had net operating loss carryforwards of approximately $50.4 million, $48.4 million and $57.1 million for federal, state and foreign purposes, respectively, expiring at various dates through fiscal year 2039. Approximately $18.6 million of foreign net operating loss carryforwards do not expire. The federal net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If substantial changes in our ownership were to occur, there may be certain annual limitations on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2021, we had R&D tax credit carryforwards of $10.4 million and $8.4 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through fiscal year 2040. A substantial portion of the state R&D tax credits have no expiration date. As of February 28, 2021, we had foreign tax credit carryforwards of $1.9 million for federal income tax purposes which expire beginning in fiscal year 2022 through fiscal year 2030.

We accounted for stock-based compensation pursuant to ASU 2016-09 and we have tax deductions on exercised stock options and vested restricted stock awards that did not exceed stock compensation expense amounts recognized for financial reporting purposes in fiscal 2021 and 2020. The gross shortfall was $4.1 million and $2.4 million in fiscal 2021 and 2020, respectively. In fiscal 2019, there were excess tax deductions of $2.9 million . Under ASU 2016-09, all excess tax benefits and tax deficiencies are recognized in the income statement as they occur. We follow ASC Topic 740, “Income Taxes,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on our evaluation of our income tax positions that we have uncertain tax benefit of $1.8 million, $2.2 million, and $3.2 million  at February 28/29, 2021, 2020 and 2019, respectively, for which we have not yet recognized an income tax benefit for financial reporting purposes.

At February 28, 2021, we decreased the uncertain tax benefits related to certain foreign net operating loss carryforwards and domestic tax credits by $0.4 million. At February 29/28, 2020 and 2019, we decreased the uncertain tax benefits related to certain foreign net operating loss carry forwards and domestic tax credits by $1.0 million and $0.1 million, respectively. If total uncertain tax benefits were realized in a future period, it would result in a tax benefit of $1.8 million. As of February 28/29, 2021 and 2020, our liabilities for uncertain tax benefits were netted against our deferred tax assets on our consolidated balance sheet. It is reasonably possible the amount of unrecognized tax benefits could be reduced within the next 12 months by at least $0.1 million.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. No amounts of interest and/or penalties have been accrued as of February 29, 2020.

	Year Ended February 28/29,
	2020	2019	2018
Gross amounts of unrecognized tax benefits as of the beginning of the period	$2,172	$3,201	$1,029
Increases related to prior period tax positions	-	-	2,241
Decreases related to prior period tax positions	(422)	(1,029)	(69)
Gross amounts of unrecognized tax benefits as of the end of the period	$1,750	$2,172	$3,201

We file income tax returns in the U.S. federal jurisdiction, various U.S. states and Puerto Rico, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil, Mexico, Japan, Hong Kong and New Zealand. Certain income tax returns for the years 2016 through 2019 remain open to examination by U.S. federal and state tax authorities. To the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Our tax returns in the foreign jurisdictions remain open for examination for varying years by jurisdiction with certain jurisdictions being open for examination from 2015 to the present.

 For the fiscal years ended February 28/29, 2021 and 2020, we assert our intention to indefinitely reinvest foreign earnings in all our non-U.S. subsidiaries and accordingly, recorded no deferred income taxes on outside basis differences.

NOTE 15 – STOCKHOLDERS' EQUITY

Stock Repurchase

We repurchased our common stock under share repurchase programs approved by our Board of Directors. The following table contains information with respect to these repurchases:

Fiscal Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchased
Fiscal 2019	2,496,422	$19.63	$49,000,000

There were no repurchases for the fiscal years ended February 28/29, 2021 and 2020.

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1,750,000 shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. There are two enrollment periods each year that commence on February 1st and August 1st and lasts for six months. Stock-based compensation expense related to the ESPP Plan for the years ended February 28/29, 2021 and 2020 were $0.7 million and $0.5 million, respectively. Stock-based compensation expense related to the ESPP plan for the year ended February 28, 2019 was de minimis.

Stock-Based Compensation

Our Board of Directors adopted the 2004 Incentive Stock Plan (the 2004 Plan) effective July 30, 2004, which provides for the granting of qualified and nonqualified stock options, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock to employees and directors. The primary purpose of the 2004 Plan is to enhance our ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock options under the 2004 Plan will have a term of not more than 10 years and the vesting of the awards will be at the discretion of the Human Capital Committee of the Board of Directors but is not expected to exceed four years. We treat equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the requisite service period of the entire award. As of February 28, 2021, there were 854,578 award units in the 2004 Plan that were available for grant.

The following table summarizes our stock option activity (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2018	980	$11.29	5.9
Granted	140	23.08
Exercised	(66)	1.87
Forfeited or expired	-	-
Outstanding at February 28, 2019	1,054	$13.44	5.8
Granted	171	11.11
Exercised	(154)	2.44
Forfeited or expired	-	-
Outstanding at February 29, 2020	1,071	$14.65	6.2
Granted	-	-
Exercised	(141)	4.07
Forfeited or expired	(152)	17.52
Outstanding at February 28, 2021	778	$16.01	6.0	$130

Exercisable at:
February 28, 2019	698	$10.22	4.4	$3,360
February 29, 2020	633	$13.21	4.7	$850
February 28, 2021	507	$15.80	5.2	$123

	Year ended February 28/29,
	2021	2020	2019
Weighted average grant date fair value of stock options granted during the year	$-	$4.82	$11.94

We use the Black-Scholes-Merton option pricing model for valuation of stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions:

	Year Ended February 29/28,
Black-Scholes Valuation Assumptions	2020	2019
Expected life (years)	6	2 - 6
Expected volatility	43%	36% - 43%
Risk-free interest rates	1.9%	2.5% - 2.9%
Expected dividend yield	0%	0%

No options were granted in fiscal year 2021. For the years ended February 29/28, 2020 and 2019, the expected life of options was determined using historical experience of our stock option grants and forfeiture activities. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate is based on the implied yield currently available on U.S. Treasuries with terms which approximate the expected life of the stock options.

Changes in our outstanding restricted stock shares, PSUs and RSUs for the fiscal years ended February 28/29, 2021, 2020 and 2019 were as follows (shares in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2018	1,434	$17.72
Granted	787	22.05
Vested	(478)	17.32	162
Forfeited	(236)	19.59
Outstanding at February 28, 2019	1,507	$19.77
Granted	1,597	11.28
Vested	(521)	18.67	177
Forfeited	(368)	16.27
Outstanding at February 29, 2020	2,215	$14.47
Granted	1,885	7.91
Vested	(656)	15.07	214
Forfeited	(391)	11.95
Outstanding at February 28, 2021	3,053	$10.61

Stock-based compensation expense is included in the following captions of the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Cost of revenues	$501	$526	$482
Research and development	2,690	2,213	1,342
Selling and marketing	2,333	2,647	2,663
General and administrative	4,833	5,281	5,052
Restructuring	1,007	-	-
	$11,364	$10,667	$9,539

As of February 28, 2021, there was $22.8 million of unrecognized stock-based compensation cost related to non-vested equity awards, which is expected to be recognized over a weighted-average remaining vesting period of 3.8 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

The aggregate fair value of stock options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $9.4 million, $9.6 million and $8.6 million for fiscal years ended February 28/29, 20201, 2020, and 2019, respectively. In connection with these equity awards, the excess stock compensation tax deductions were $0, $0 and $2.9 million for fiscal years ended February 28/29, 2021, 2020, and 2019, respectively.

NOTE 16 – EARNINGS (LOSS) PER SHARE

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

	Year Ended February 28/29,
	2021	2020	2019
Income (loss) from continuing operations before equity in net loss of affiliate and related impairment loss	$(21,157)	$(51,022)	$27,459
Equity in net loss of affiliate and related impairment loss	-	(530)	(6,787)
Net income (loss) from continuing operations	(21,157)	(51,552)	20,672
Net loss from discontinued operations, net of tax	(35,152)	(27,752)	(2,274)
Net income (loss)	$(56,309)	$(79,304)	$18,398

Basic weighted average number of common shares outstanding	34,389	33,670	34,589
Dilutive effect of stock options and restricted stock units computed on treasury stock method	-	-	705
Diluted weighted average number of common shares outstanding	34,389	33,670	35,294

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.62)	$(1.54)	$0.60
Income (loss) from discontinued operations	(1.02)	(0.82)	(0.07)
Net income (loss)	$(1.64)	$(2.36)	$0.53

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.62)	$(1.54)	$0.59
Income (loss) from discontinued operations	(1.02)	(0.82)	(0.07)
Net income (loss)	$(1.64)	$(2.36)	$0.52

All outstanding stock options and restricted stock-based awards in the amount of 0.7 million and 0.3 million, respectively, were excluded from the computation of diluted earnings per share for the fiscal year ended February 28, 2021, because the effect of inclusion would be antidilutive. Similarly, for the fiscal year ended February 29, 2020, all outstanding stock options and restricted stock-based awards in the amount of 0.9 million and 0.7 million, respectively, were excluded from the computation of diluted earnings per share because the effect would be antidilutive. Shares subject to anti-dilutive stock options and restricted stock-based awards of 1.9 million for the fiscal year ended February 28, 2019, were excluded from the calculations of diluted earnings per share for the years then ended.

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
NOTE 17 – COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in our accumulated other comprehensive income (loss) for the fiscal years ended February 28/29, 2021, 2020 and 2019 (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Marketable Securities	Total
Balances at February 28, 2018	$(628)	$429	$(199)
Other comprehensive income (loss), net of tax	(33)	(429)	(462)
Balances at February 28, 2019	(661)	-	(661)
Other comprehensive income (loss), net of tax	(714)	-	(714)
Balances at February 29, 2020	(1,375)	-	(1,375)
Other comprehensive income (loss), net of tax	390	-	390
Balances at February 28, 2021	$(985)	$-	$(985)

NOTE 18 – EMPLOYEE RETIREMENT PLAN

We maintain a 401(k) defined-contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The current matching contribution to the plan is equal to 100% of the first 3% of participants’ compensation contribution plus 50% of the next 2% contributed by the participant. We recorded expense for the matching contributions of $1.9 million, $2.1 million and $2.1 million in fiscal years ended February 28/29, 2021, 2020 and 2019, respectively.

NOTE 19 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 28/29,
	2021	2020
Operating lease liabilities	$4,926	$4,662
Litigation reserve	2,200	1,500
Customer deposits	2,472	1,377
Warranty reserves	1,257	987
Other	6,525	5,973
	$17,380	$14,499

Other non-current liabilities consist of the following (in thousands):

	February 28/29,
	2021	2020
Deferred revenue	$19,893	$24,644
Deferred compensation plan liability	6,992	5,919
Deferred tax liability	178	122
Other	3,424	1,551
	$30,487	$32,236

Supplemental Income Statement Information

Interest expense consists of the following (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$93	$1,464	$2,308
Amortization of discount and issuance costs	289	4,336	6,484
	382	5,800	8,792
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	4,587	4,613	2,811
Amortization of discount and issuance costs	9,378	8,750	4,980
	13,965	13,363	7,791
Other interest expense	1,140	933	143
Total interest expense	$15,487	$20,096	$16,726

Supplemental Cash Flow Information

“Net cash provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes. The following is our supplemental schedule of cash payments for interest and income taxes and non-cash investing and financing activities (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
Cash payments for interest and income taxes:
Interest expense paid	$5,320	$6,762	$5,057
Income tax paid, net of refunds	$643	$220	$964
Non-cash investing and financing activities:
Accrued liability for capital expenditures	$(604)	$(283)	$881
Conversion of receivables to equity investment	$-	$-	$300

Valuation and Qualifying Accounts

Following is our schedule of valuation and qualifying accounts for the last three years (in thousands):

	Balance at beginning of year	Charged (credited) to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts:
Fiscal 2019	858	922	(577)	1,203
Fiscal 2020	1,203	2,214	(1,153)	2,264
Fiscal 2021	2,264	2,163	(769)	3,658
Warranty reserve:
Fiscal 2019	5,734	1,126	(5,462)	1,398
Fiscal 2020	1,398	729	(1,140)	987
Fiscal 2021	987	2,729	(2,459)	1,257
Deferred tax assets valuation allowance:
Fiscal 2019	16,844	799	(6,714)	10,929
Fiscal 2020	10,929	34,631	-	45,560
Fiscal 2021	45,560	11,288	-	56,848

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Omega patent infringement claim

In December 2013, a patent infringement lawsuit was filed against the Company by Omega Patents, LLC (“Omega”), a non-practicing entity. Omega alleged that certain of our vehicle tracking products infringed on four patents owned by Omega, (1) U.S. Patent Nos. 6,346,876 (the “’876 patent”), 6,756,885 (the “’885 patent”), 7,671,727 (the “’727” patent), and 8,032,278 (the “’278 patent”). On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.975 million, for which we recorded a reserve of $2.9 million in the fiscal 2016 fourth quarter. Following trial, Omega brought a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. On April 5, 2017, the court denied the request for an injunction, but granted the request for treble damages in the aggregate amount of $8.9 million. On April 24, 2017 the court awarded attorneys’ fees, costs, and prejudgment interest in the aggregate amount of $1.2 million, and directed the payment of royalties by CalAmp to Omega for any infringing sales after February 24, 2016 at a royalty rate to be determined. On May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 was reversed as of our fiscal year-end. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive income (loss) for the fiscal year ended February 28, 2019.

The new trial began on September 23, 2019 in the U.S. District Court for the Middle District of Florida (“Trial Court”), and on September 30, 2019, the jury determined that the Company infringed two of the four patents; however, the jury found that there was no willful infringement. On the first patent (the ’727 patent), the jury found only one unit infringed, and assessed $1.00 in damages. On the second patent (the ’278 patent), the jury found direct infringement and awarded damages at a rate of $5.00 per unit, for total damages of approximately $4.6 million. On November 26, 2019 the Trial Court entered judgment, awarding Omega damages of $4.6 million, together with pre-judgment interest in the amount of $0.8 million through September 30, 2019. We filed motions with the Trial Court seeking judgment as a matter of law (“JMOL”) in our favor and, alternatively, a new trial. On March 20, 2020, the Trial Court denied our motion for JMOL, a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5.00 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. Also on April 1, 2020, the Trial Court denied Omega’s motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs. On April 30, 2020, we filed a notice of appeal at the Federal Circuit. Also on April 30, 2020, Omega filed notices of cross-appeal at the Federal Circuit. On March 22, 2021, the Federal Circuit scheduled argument to be heard by videoconference on Thursday, May 6, 2021 at 10:00 a.m. EDT, with the date subject to change.

In connection with this claim, we have accrued our best estimate of the probable liability of $2.2 million as a litigation reserve related to this matter based on reasonable royalty rates for similar technologies. It is reasonably possible that the prior judgment awarding Omega damages of as much as $4.6 million, together with $0.8 million of pre-judgment interest, could be upheld, which would result in losses of up to $3.2 million in excess of amounts we have accrued related to this matter .

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

Philips patent infringement claim

On December 17, 2020, Koninklijke Philips N.V. (“Philips”) filed four separate legal actions against us, and several other companies, accusing the companies of infringing Philips’s 3G and 4G wireless standard-essential patents: (1) first, in the U.S. District Court, District of Delaware, Philips v. Quectel Wireless Solutions Co. Ltd. (“Quectel”), CalAmp, Xirgo Technologies, LLC (“Xirgo”), and Laird Connectivity, Inc. (“Laird”), Philips alleges that our location monitoring units infringe certain claims of U.S. Patent No. 7,831,271 (“the ’271 patent”), U.S. Patent No. 8,199,711 (“the ’711 patent”), U.S. Patent No. 7,554,943 (“the ’943 patent”), and U.S. Patent No. 7,944,935 (“the ’935 patent”) (all four patents collectively, the “Patents”); (2) second, in the U.S. District Court, District of Delaware, Philips v. Telit Wireless Solutions, Inc., Telit Communications Plc, (collectively, “Telit”), and CalAmp, Philips alleges that our location monitoring units and certain modules therein infringe certain claims of the Patents; (3) third, in the U.S. District Court, District of Delaware, Philips v. Thales DIS AIS USA LLC (F/K/A Gemalto IoT LLC “Gemalto”) F/K/A Cinterion Wireless Modules NAFTA LLC (“Cinterion”)), Thales DIS AIS Deutschland GmbH (F/K/A Gemalto M2M GmbH), Thales USA, Inc., Thales S.A., (collectively, “Thales”), CalAmp, Xirgo, and Laird, Philips alleges that our location monitoring units infringe certain claims of the Patents, and (4) fourth, before The International Trade Commission (“ITC”), Philips v. Quectel, CalAmp, Xirgo, Laird, Thales, Gemalto, Cinterion, and Telit, Philips alleges violations of section 337 of the U.S. Tariff Act based upon our importation into the United States, the sale for importation, and the sale within the United States after importation of certain UMTS (Universal Mobile Telecommunications System) and LTE (Long Term Evolution) cellular communication modules and products containing the same by reason of our location monitoring units that allegedly infringe on certain claims of the Patents, and seeks (a) an investigation and a hearing under the Tariff Act for unlawful importation of allegedly infringing product, (b) an exclusion order excluding entry into the U.S. of all allegedly infringing communication modules, and (c) a permanent cease and desist order barring the importation, marketing, advertising, and sale of allegedly infringing products in the U.S.

All four proceedings are currently pending. We intend to defend ourselves vigorously in these actions, and are investigating and/or asserting defenses and positions, including non-infringement, invalidity, and the “public interest factors” that must be considered by the ITC before issuing any exclusion order. If Phillips successfully proves infringement of the Patents, we could be required to pay significant monetary damages and could be precluded from importing into the U.S. certain products containing the allegedly infringing modules. However, we believe that we have strong defense and indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceeding paid by those suppliers, who are co-defendants in these proceedings. While it is not feasible to predict with certainty the outcome of these four legal proceedings, and no specific amount of damages has been identified, we believe that a loss is reasonably possible but not reasonably estimable. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

Tracker South Africa claim

On December 9, 2016, Tracker Connect (Pty) LTD (“Tracker”), an international licensee of LoJack located in South Africa, commenced arbitration proceedings against LoJack Ireland by filing a notice of arbitration with the International Centre for Dispute Resolution. The filing alleged breaches of the license agreement as well as misrepresentations and violation of Massachusetts General Laws chapter 93A. Tracker was seeking various relief, including monetary damages and recovery of attorneys’ fees. On March 3, 2017, LoJack Ireland filed its response to Tracker’s notice, denying their allegations and filing counterclaims against Tracker for material breaches of the parties’ license agreement and bad faith conduct. The arbitral tribunal was selected and the arbitration was conducted in March 2018 with closing arguments heard on June 25, 2018. On December 6, 2018, the arbitral tribunal issued its confidential final ruling by awarding $6.2 million to Tracker, which was paid on December 18, 2018. In connection with this legal matter, we accrued a contingent liability of $4.0 million and therefore the net effect of the final award was recorded in General & Administrative expenses in our consolidated statements of comprehensive income (loss) for the fiscal year ended February 28, 2019.

In addition to the foregoing matters, from time to time as a normal consequence of doing business, various claims and litigation may be asserted or commenced against us. In particular, we may receive claims concerning contract performance or claims that our products or services infringe the intellectual property of third parties which are in the ordinary course of business. While the outcome of any such claims or litigation cannot be predicted with certainty, management does not believe that the outcome of such matters existing at the present time will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

NOTE 21 – SEGMENT AND GEOGRAPHIC DATA

Since the LoJack U.S. SVR Products operating segment is presented as discontinued operations, we now operate under two reportable segments: Telematics Products and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include customer base, homogeneity of products, and technology for the fiscal years presented.

Our Telematics Products segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Products segment revenues consist primarily of stand-alone product sales.

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

Information by business segment is as follows (in thousands):

	Year ended February 28, 2021
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$129,933	$178,654		$308,587
Gross profit	$65,411	$56,994		$122,405
Gross margin	50.3%	31.9%		39.7%
Adjusted EBITDA	$32,226	$4,854	$(4,974)	$32,106

	Year ended February 29, 2020
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$123,460	$198,313		$321,773
Gross profit	$56,283	$69,210		$125,493
Gross margin	45.6%	34.9%		39.0%
Adjusted EBITDA	$21,674	$21,763	$(4,528)	$38,909

	Year ended February 28, 2019
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$74,842	$236,696		$311,538
Gross profit	$36,412	$89,466		$125,878
Gross margin	48.7%	37.8%		40.4%
Adjusted EBITDA	$12,429	$37,833	$(5,699)	$44,563

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

	Year Ended February 28/29,
	2021	2020	2019
Net income (loss) from continuing operations	$(21,157)	$(51,552)	$20,672
Investment income	(2,119)	(4,497)	(5,258)
Interest expense	15,487	20,096	16,726
Income tax provision (benefits)	561	20,454	(612)
Depreciation and amortization	22,002	23,312	9,786
Stock-based compensation	10,357	10,667	9,539
Impairment loss and equity in net loss of affiliate	-	530	6,787
Loss on extinguishment of debt	-	2,408	2,033
Acquisition and integration related expenses	-	2,210	935
Non-recurring legal expenses, net of reversal of litigation provision	2,262	6,213	(11,020)
Gain on LoJack battery performance legal Settlement	-	-	(7,543)
Restructuring	2,534	2,465	2,299
Impairment losses	825	5,754	-
Other	1,354	849	219
Adjusted EBITDA	$32,106	$38,909	$44,563

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenue by geographic area are as follows (in thousands):

	Year Ended February 28/29,
	2021	2020	2019
United States	$200,665	$222,079	$216,191
Europe, Middle East and Africa	58,470	55,185	49,496
South America	27,110	21,235	15,134
Asia and Pacific Rim	12,281	9,166	13,958
All other	10,061	14,108	16,759
	$308,587	$321,773	$311,538

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in fiscal years ended February 28/29, 2021, 2020 and 2019 .

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2021, that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2021. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that as of February 28, 2021 our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of February 28, 2021 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system. The ERP system was implemented in phases throughout fiscal 2020 and continuing into fiscal 2021. The final phase will be completed during the first quarter of fiscal 2022. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CalAmp Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CalAmp Corp. and subsidiaries (the “Company”) as of February 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 28, 2021, of the Company and our report dated April 22, 2021 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2016-02, Leases, in the fiscal year ended February 29, 2020.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 22, 2021

ITEM 9B.OTHER INFORMATION

Compensatory Arrangements of Executive Officers

On April 14, 2021, our Board of Directors, upon the recommendation of the Compensation Committee, established the target bonuses and performance goals under the fiscal 2022 executive officer incentive compensation plan. The individuals covered by the fiscal 2022 executive officer incentive compensation plan are:

•	Jeffery Gardner	President, Chief Financial Officer
•	Kurtis Binder	Executive Vice President, Chief Financial Officer
•	Arym Diamond	Senior Vice President, Chief Revenue Officer
•	Anand Rau	Senior Vice President, Engineering

Messrs. Gardner, Binder, Diamond and Rau are eligible for target bonuses of up to 100%, 75%, 100% and 50%, respectively, of their annual salaries. The target bonus amounts for all executive officers are based on us attaining certain levels of consolidated revenue, consolidated earnings before interest, taxes, depreciation, amortization and certain other adjustments (Adjusted EBITDA) and their individual performance targets for the first and second half of fiscal 2022.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

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

2.1

Agreement and Plan of Merger, dated as of February 1, 2016, by and among LoJack Corporation, CalAmp Corp. and Lexus Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K dated February 2, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2014).

3.2	Amended and restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the period ended February 29, 2020).

4.1

Indenture, dated July 20, 2018 between CalAmp Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed on July 20, 2018).

4.2	Form of 2.00% Convertible Senior Notes due August 1, 2025 (incorporated by reference as Exhibit A to Exhibit 4.1 of the Company's Report on Form 8-K filed on July 20, 2018).

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended February 29, 2020).

10.	Material Contracts:
(i) Other than Compensatory Plans or Arrangements:

Exhibit Number	Description

10.1	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended February 28, 2018).

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

10.4

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.5

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Jefferies International Limited. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.6

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.7

Confirmation of Base Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.8

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Nomura Global Financial Products, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on July 20, 2018.

10.9

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Jefferies International Limited. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.10

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.11

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between CalAmp Corp. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed on July 20, 2018).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.12	CalAmp Corp. 2004 Incentive Stock Plan as amended and Restated (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A filed on June 30, 2017).

10.13	CalAmp Corp. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2018).

10.14	Employment Agreement between the Company and Michael Burdiek effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 27, 2011).

10.15

Form of amendment to all executive officer employment agreements entered into by the Company and each of its executives dated December 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended November 29, 2008).

Exhibit Number	Description

10.16

Employment Agreement between the Company and Kurtis Binder dated July 17, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2017).

10.17

Amendment No. 1 to Employment Agreement between the Company and Kurtis Binder dated May 31, 2018 (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended February 29, 2020).

10.18

Amendment No. 2 to Employment Agreement between the Company and Kurtis Binder dated October 23, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2019).

10.19	Letter Agreement between CalAmp Corp. and Jeffery Gardner dated March 23, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 25, 2020).

10.20

Amendment No. 1, dated May 1, 2020, to Letter Agreement between CalAmp Corp. and Jeffery Gardner dated March 23, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on May 4, 2020).

10.21

Executive Employment Agreement between the Company and Jeffery Gardner, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated July 21, 2020).

10.22	Offer Letter, executed on August 21, 2020, by and between the Company and Kirsten Wolberg (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 24,2020).

10.23

Executive Employment Agreement between the Company and Kurtis Binder, effective May 31, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 3, 2020).

10.24

Employment Agreement between the Company and Arym Diamond, dated May 31, 2020 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2020).

10.25	Employment Agreement between the Company and Anand Rau, dated May 31, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2020).

10.26	CalAmp Corp. Amended and Restated 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2020).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2021 and February 29, 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2021, February 28, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2021.

CALAMP CORP.

By:	/s/ Jeffery Gardner
Jeffery Gardner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amal Johnson	Chair of the Board of Directors	April 22, 2021
Amal Johnson

/s/ Scott Arnold	Director	April 22, 2021
Scott Arnold

/s/ Jason Cohenour	Director	April 22, 2021
Jason Cohenour

/s/ A.J. Moyer	Director	April 22, 2021
A.J. Moyer

/s/ Roxanne Oulman	Director	April 22, 2021
Roxanne Oulman

/s/ Jorge Titinger	Director	April 22, 2021
Jorge Titinger

/s/ Kirsten Wolberg	Director	April 22, 2021
Kirsten Wolberg

/s/ Larry Wolfe	Director	April 22, 2021
Larry Wolfe

/s/ Jeffery Gardner	President, Chief Executive Officer and
Jeffery Gardner	Director (principal executive officer)	April 22, 2021

/s/ Kurtis Binder	Executive Vice President, Chief Financial Officer
Kurtis Binder	(principal accounting and financial officer)	April 22, 2021