Form 10-Q
period 2021-05-31
CalAmp Corp.
filed 2021-06-25
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of June 21, 2021 was 35,285,918.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	May 31,	February 28,
Assets	2021	2021
Current assets:
Cash and cash equivalents	$96,184	$94,624
Accounts receivable, net	64,486	63,325
Inventories	17,950	23,663
Prepaid expenses and other current assets	25,193	24,804
Current assets of discontinued operations	—	7,872
Total current assets	203,813	214,288
Property and equipment, net	39,944	41,081
Operating lease right-of-use assets	13,083	14,273
Deferred income tax assets	4,757	4,889
Goodwill	95,058	94,617
Other intangible assets, net	36,434	37,488
Other assets	27,575	27,169
Total assets	$420,664	$433,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,782	$4,317
Accounts payable	28,996	35,767
Accrued payroll and employee benefits	11,157	12,761
Deferred revenue	31,904	32,924
Other current liabilities	20,471	17,380
Current liabilities of discontinued operations	—	4,096
Total current liabilities	96,310	107,245
Long-term debt, net of current portion	183,923	182,154
Operating lease liabilities	15,610	17,061
Other non-current liabilities	29,094	30,487
Non-current liabilities of discontinued operations	—	1,773
Total liabilities	324,937	338,720
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 35,274 and 35,229 shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	353	352
Additional paid-in capital	235,375	233,692
Accumulated deficit	(139,922)	(137,974)
Accumulated other comprehensive loss	(79)	(985)
Total stockholders' equity	95,727	95,085
Total liabilities and stockholders' equity	$420,664	$433,805

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2021	2020
Revenues:
Products	$51,997	$47,921
Application subscriptions and other services	27,677	25,810
Total revenues	79,674	73,731
Cost of revenues:
Products	33,654	31,841
Application subscriptions and other services	13,573	12,785
Total cost of revenues	47,227	44,626
Gross profit	32,447	29,105
Operating expenses:
Research and development	6,940	5,936
Selling and marketing	12,462	10,437
General and administrative	12,686	11,764
Intangible asset amortization	1,253	1,176
Restructuring	336	1,873
Total operating expenses	33,677	31,186
Operating loss	(1,230)	(2,081)
Non-operating income (expense):
Investment income	648	18
Interest expense	(3,849)	(4,077)
Other expense, net	(1,276)	(208)
Total non-operating expenses	(4,477)	(4,267)
Loss from continuing operations before income taxes	(5,707)	(6,348)
Income tax provision from continuing operations	(293)	(240)
Net loss from continuing operations	(6,000)	(6,588)
Net income (loss) from discontinued operations, net of tax	4,052	(7,834)
Net loss	$(1,948)	$(14,422)
Loss per share - continuing operations:
Basic	$(0.17)	$(0.19)
Diluted	$(0.17)	$(0.19)
Earnings (loss) per share - discontinued operations:
Basic	$0.11	$(0.23)
Diluted	$0.11	$(0.23)
Shares used in computing earnings (loss) per share:
Basic	34,844	34,024
Diluted	34,844	34,024

Comprehensive income (loss):
Net loss	$(1,948)	$(14,422)
Other comprehensive income (loss):
Foreign currency translation adjustments	906	(1,735)
Total comprehensive loss	$(1,042)	$(16,157)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,948)	$(14,422)
Less: Net income (loss) from discontinued operations, net of tax	4,052	(7,834)
Net loss from continuing operations	(6,000)	(6,588)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation expense	4,230	4,222
Intangible asset amortization	1,253	1,176
Stock-based compensation	2,472	3,247
Amortization of debt issuance costs and discount	2,606	2,753
Noncash operating lease cost	754	293
Revenue assigned to factors	(1,365)	(1,744)
Deferred tax assets, net	163	149
Other	215	289
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(972)	1,779
Inventories	5,851	351
Prepaid expenses and other assets	(334)	(495)
Accounts payable	(6,745)	3,396
Accrued liabilities	2,346	2,585
Deferred revenue	(2,813)	(4,307)
Operating lease liabilities	(1,188)	(924)
Net cash provided by continuing operations	473	6,182
Net cash used in discontinued operations	(395)	(241)
NET CASH PROVIDED BY OPERATING ACTIVITIES	78	5,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	-	6,264
Purchases of marketable securities	-	(6,264)
Capital expenditures	(3,093)	(2,762)
Net cash used in continuing operations	(3,093)	(2,762)
Net cash provided by (used in) discontinued operations	6,616	(329)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,523	(3,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	—	10,000
Repayment of Paycheck Protection Program Loan	—	(10,000)
Proceeds from revolving credit facility, net of issuance costs	—	20,000
Repayment of 2020 Convertible Notes	—	(27,599)
Payment of issuance costs on revolving credit facility	—	(56)
Taxes paid related to net share settlement of vested equity awards	(1,061)	(80)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	248	23
NET CASH USED IN FINANCING ACTIVITIES	(813)	(7,712)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,228)	1,529
Net change in cash and cash equivalents	1,560	(3,333)
Cash and cash equivalents at beginning of period	94,624	107,404
Cash and cash equivalents at end of period	$96,184	$104,071

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2021	2020
Total stockholders' equity, beginning balances	$95,085	$137,919

Common stock and additional paid-in capital:
Beginning balances	234,044	220,825
Stock-based compensation expense	2,497	3,623
Shares issued on net share settlement of equity awards	(1,061)	(80)
Exercise of stock options and contributions to ESPP	248	23
Ending balances	235,728	224,391

Accumulated deficit:
Beginning balances	(137,974)	(81,531)
Cumulative effect of adoption of ASC 326	—	(134)
Net loss	(1,948)	(14,422)
Ending balances	(139,922)	(96,087)

Accumulated other comprehensive income:
Beginning balances	(985)	(1,375)
Foreign currency translation adjustment	906	(1,735)
Ending balances	(79)	(3,110)

Total stockholders' equity, ending balances	$95,727	$125,194

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2021 AND 2020

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

In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditures due to the COVID-19 pandemic and related macro-economic uncertainties. The COVID-19 pandemic has also created certain global supply imbalances resulting in supply shortages of certain components that we use. It is difficult to predict the extent to which the COVID-19 pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the actions taken or to be taken to begin reopening efforts as containment of the COVID-19 pandemic is achieved. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the three months ended and as of May 31, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments and charges for uncollectible accounts receivable in future periods.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 are condensed in or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2021 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 22, 2021.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at May 31, 2021 and our results of operations for the three months ended May 31, 2021 and 2020. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2022.

All intercompany transactions and accounts have been eliminated in consolidation.

Sale of LoJack North America Operations

On January 22, 2021, we received a formal proposal from Spireon Holdings, L.P. (“Spireon”) to acquire the LoJack U.S. and Canadian SVR (“LoJack North America”) business for a purchase price of $8.0 million. Effective March 15, 2021, the Company and Spireon entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon. Operations for LoJack North America are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended May 31, 2021 and 2020. See Note 2, Discontinued Operations, for additional information.

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations and we have recast prior period amounts to reflect discontinued operations.

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

Accordingly, we defer the recognition of revenue for the customized devices that only function with our applications and are sold only on an integrated basis with our proprietary applicable subscriptions. Such customized devices and the application services are not sold separately. In such circumstances, the associated device related costs are recorded as deferred costs on the balance sheet. Generally, these service arrangements do not provide the customer with the right to take possession of the software supporting the subscription service at any time. Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription. The deferred revenue and deferred cost amounts are amortized to application subscriptions and other services revenue and cost of revenues, respectively, on a straight-line basis over the estimated average in-service lives of these devices, which is generally four to five years for our services. In certain fleet management contracts, we provide devices as part of the subscription contracts but we retain control of such devices. Under such arrangements, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years. The related subscription revenues of these arrangements are recognized as services are rendered. Our deferred revenue under ASC 606 also includes prepayments from our customers for various subscription services but does not include future subscription fees associated with customers’ unexercised contract renewal rights.

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

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings to or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During fiscal quarter ended May 31, 2021, we recognized $12.5 million in revenue from the deferred revenue balance of $52.8 million as of February 28, 2021. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid commissions included in prepaid expenses and other current assets and other assets was $4.4 million as of May 31, 2021, of which $2.7 million was classified as other assets.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 15 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended
	May 31,
	2021	2020
Revenue by type of goods and services:
Telematics devices and accessories	$51,997	$47,921
Rental income and other services	3,610	2,018
Recurring application subscriptions	24,067	23,792
Total	$79,674	$73,731

	Three Months Ended
	May 31,
	2021	2020
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$54,704	$49,623
Revenue recognized over time	24,970	24,108
Total	$79,674	$73,731

Telematics devices and accessories revenue presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the amortization for customized devices functional only with application subscriptions.

Remaining performance obligations from continuing operations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2021 and February 28, 2021, we had estimated remaining performance obligations for contractually committed revenues of $144.3 million and $145.1 million, respectively. As of May 31, 2021, we expect to recognize approximately 47% in fiscal 2022 and 24% in fiscal 2023. As of February 28, 2021, we expected to recognize approximately 50% in fiscal 2022 and 22% in fiscal 2023. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts. Our payment terms generally range between 30 to 60 days of our invoice date with a few exceptions that extend the credit terms up to 90 days and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Although we expect to collect amounts due, actual collections may differ from estimated amounts.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Except for an anticipated increase in expected credit losses, we are not aware of any specific event or circumstances that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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

The allowance for doubtful accounts totaled $3.1 million and $3.7 million as of May 31, 2021 and February 28, 2021, respectively.

Goodwill and Other Long-Lived Assets

Goodwill and long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to the estimated fair value of those assets determined using either an income approach, a market approach, or a combination of both. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (losses) included in determining income (loss) before income taxes was $0.1 million and $0.2 million for the three months ended May 31, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The adoption of this standard on March 1, 2021 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We are evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

Effective March 15, 2021, a wholly owned subsidiary of the Company and Spireon entered into an agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business (“LoJack Transaction”) for an upfront cash purchase price of approximately $8.0 million. We received net proceeds of $6.6 million, based on an estimate of certain adjustments to the gross purchase price as of the closing date. The purchase price is subject to changes for customary working capital adjustments, which is expected to be finalized within 120 days after the transaction close date. We recognized a gain on the sale of the LoJack North America business of $5.0 million during the three months ended May 31, 2021. Our determination of the final settlement with Spireon involves certain estimates and judgments based on, among other items, our interpretation and application of key terms of the Sale Agreement. As such, a change in the gain on sale associated with the divestiture of the business could occur in a future period, including upon such finalization of the purchase price with Spireon.

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. As consideration for these services, Spireon will reimburse us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement to commence on September 15, 2021 under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we will license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the transition services provided to Spireon during the three months ended May 31, 2021, we incurred a total cost of $2.0 million of which $0.7 million was billed to Spireon for the services under the TSA and the remaining $1.3 million is included as a component of “Other expense” in the unaudited condensed consolidated statements of comprehensive loss as these costs represent non-operating expenses.

We concluded that as of February 28, 2021, the LoJack North America operations were discontinued operations as the asset group is a component of an entity, the component met the criteria of held for sale, and the disposal represents a strategic shift.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss and the unaudited condensed consolidated statements of cash flows for the three months ended May 31, 2021 and May 31, 2020, respectively. For the three months ended May 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021:

The below table presents the amounts by balance sheet classification related to our discontinued operations (in thousands):

February 28,
2021
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable, net	$5,050
Inventories	1,721
Prepaid expenses and other current assets	1,101
Total assets	$7,872
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$1,956
Deferred revenue	1,849
Other current liabilities	291
Current liabilities of discontinued operations	4,096
Non-current liabilities	1,773
Total liabilities	$5,869

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Three Months Ended
	May 31,
	2021	2020
Revenues	$823	$6,484
Cost of revenues	950	4,535
Gross profit (loss)	(127)	1,949
Operating expenses:
Research and development	32	388
Selling and marketing	167	2,450
General and administrative	75	1,905
Intangible asset amortization	141	716
Restructuring	404	35
Impairment losses	-	4,289
Total operating expenses	819	9,783
Operating loss from discontinued operations	(946)	(7,834)
Gain on sale of discontinued operations	4,998	-
Net income (loss) from discontinued operations, net of tax	$4,052	$(7,834)

The amounts in the statement of cash flow that are included in discontinued operations are summarized in the following table (in thousands):

	Three Months Ended
	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from discontinued operations, net of tax	$4,052	$(7,834)
Adjustments to reconcile net income (loss) from discontinued operations to net cash used in operating activities:
Depreciation	-	688
Intangible asset amortization	141	716
Stock-based compensation	25	376
Impairment losses	-	4,289
Gain on sale of discontinued operations	(4,998)	-
Noncash operating lease cost	-	891

Changes in operating assets and liabilities:
Accounts receivable	452	3,182
Inventories	425	154
Prepaid expenses and other current assets	4	71
Accounts payable	(331)	(706)
Accrued liabilities	(135)	(882)
Deferred revenue	(30)	(195)
Operating lease liabilities	-	(991)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(395)	(241)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(329)
Proceeds from sale of discontinued operations	6,616	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	6,616	(329)
Net change in cash and cash equivalents	6,221	(570)

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of May 31, 2021
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$40,375	$—	$40,375	$40,375	$—
Level 1:
Money market funds	12,809	—	12,809	12,809	—
Mutual funds (1)	1,836	503	2,339	—	2,339
Level 2:
Repurchase agreements	43,000	—	43,000	43,000	—
Total	$98,020	$503	$98,523	$96,184	$2,339

	As of February 28, 2021
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,823	$—	$38,823	$38,823	$—
Level 1:
Money market funds	12,801	—	12,801	12,801	—
Mutual funds (1)	1,810	367	2,177	—	2,177
Level 2:
Repurchase agreements	43,000	—	43,000	43,000	—
Total	$96,434	$367	$96,801	$94,624	$2,177

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of May 31, 2021, the cash surrender value of COLI was $5.3 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2021	2021
Raw materials	$8,108	$10,480
Finished goods	9,842	13,183
	$17,950	$23,663

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross			Accumulated Amortization			Net
	Useful Life	Feb. 28, 2021	Additions & Adjustments, net (1)	May 31, 2021	Feb. 28, 2021	Expense	May 31, 2021	Feb. 28, 2021	May 31, 2021
Developed technology	4-6 years	$26,994	23	$27,017	$24,057	$353	$24,410	$2,937	$2,607
Tradenames	10 years	30,257	37	30,294	18,428	536	18,964	11,829	11,330
Customer lists	4-7 years	25,304	—	25,304	22,951	-	22,951	2,353	2,353
Dealer and customer relationships	10-15 years	32,917	277	33,194	12,902	496	13,398	20,015	19,796
Patents	5 years	589	—	589	235	6	241	354	348
		$116,061	$337	$116,398	$78,573	$1,391	$79,964	$37,488	$36,434

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. There was no impairment for the three months ended May 31, 2021. Amortization expense of intangible assets from continuing operations was $1.3 million and $1.2 million for the three months ended May 31, 2021 and 2020, respectively.

Estimated future amortization expense as of May 31, 2021 is as follows (in thousands):

2022 (remainder)	$4,207
2023	5,460
2024	4,616
2025	4,501
2026	4,173
Thereafter	13,477
$36,434

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2021	$55,437	$39,180	$94,617
Effect of exchange rate change on goodwill	441	—	441
Balance as of May 31, 2021	$55,878	$39,180	$95,058

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 28,
	2021	2021
Deferred product cost	$3,194	$4,850
Deferred compensation plan assets	7,927	7,141
Lease receivables, non-current	11,432	10,403
Prepaid commissions	2,688	2,438
Other	2,334	2,337
	$27,575	$27,169

We have a non-qualified deferred compensation plan in which certain members of management and all non-employee directors are eligible to participate. Participants may defer a portion of their compensation until retirement or another date specified by them in accordance with the plan. We are funding the plan obligations through cash deposits to a Rabbi Trust that are invested in various equities, bond, money market mutual funds and COLI in generally the same proportion as investment elections made by the participants. The deferred compensation plan liability is included in other non-current liabilities in the accompanying condensed consolidated balance sheets

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of May 31, 2021 and February 28, 2021 (in thousands):

	Maturity	Effective	May 31,	February 28,
	Date	Interest Rate	2021	2021
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors	2020 - 2024	4.70%	6,715	8,081
Total term debt			236,715	238,081
Unamortized discount and issuance costs			(49,010)	(51,610)
Less: Current portion of long-term term debt			(3,782)	(4,317)
Long-term debt, net of current portion			$183,923	$182,154

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of May 31, 2021 and February 28, 2021, the fair value of the 2025 Convertible Notes was $215 million and $212 million, respectively, based on Level 2 inputs.

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

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with JP Morgan Chase Bank, N.A. that provides for borrowings up to $50.0 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. On November 19, 2020, we repaid the $20.0 million borrowings outstanding under the revolving credit facility and accrued interest of $0.1 million. There were no borrowings outstanding under this revolving credit facility at May 31, 2021.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of May 31, 2021, we were in compliance with our covenants under the revolving credit facility.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income, which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million is being amortized under the interest method. During three months ended May 31, 2021 and 2020, we recognized $0.1 million and $0.1 million of interest expense related to this debt, respectively. The revenues recognized from this arrangement of $1.4 million and $1.7 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the three months ended May 31, 2021 and 2020, respectively.

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

NOTE 8 – RESTRUCTURING ACTIVITIES

Since fiscal 2019, we executed under a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that were not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $17.9 million, comprised of $11.1 million in severance and employee related costs, and $6.8 million for vacant office and manufacturing facility space as well as terminated tower infrastructure leases. Restructuring charges related to vacant office and manufacturing facility space were due primarily to the vacancy in Canton, Massachusetts of $3.3 million. The anticipated rent payments for the ceased-use leased facilities will be made through December 2025. Substantially all charges related to severance and employee costs were under the Telematics Products reportable segments.

The following table summarizes the charges resulting from the implementation of the restructuring plan (in thousands):

	Three Months Ended May 31, 2021			Three Months Ended May 31, 2020
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenues	$103	$376	$479	$(124)	$103	$(21)
Research and development	58	-	58	(6)	-	(6)
Selling and marketing	189	-	189	30	-	30
General and administrative	8	6	14	1,905	-	1,905
Total	$358	$382	$740	$1,805	$103	$1,908

Total restructuring charges of $0.4 million and $0.0 million for the three months ended May 31, 2021 and 2020 were included as part of discontinued operations, respectively.

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2021	$2,637	$891	$3,528
Charges	358	382	740
Payments	(1,695)	(39)	(1,734)
Restructuring liabilities as of May 31, 2021	$1,300	$1,234	$2,534

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	May 31, 2021	February 28, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$13,083	$14,273

Liabilities
Operating lease liabilities (current)	Other current liabilities	$4,768	$4,926
Operating lease liabilities (noncurrent)	Operating lease liabilities	15,610	17,061
Total lease liabilities		$20,378	$21,987

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	For the Three Months Ended May 31,
	2021	2020
Operating lease cost	$1,131	$1,932
Short-term lease cost	17	871
Variable lease cost	102	304
Total lease cost	$1,250	$3,107

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Three Months Ended
	May 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,425	$2,100
Right-of-use assets obtained in exchange for new operating lease liabilities	$18	$4,683
Weighted average remaining lease term	4.6 years	6.5 years
Weighted average discount rate	5.36%	5.24%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 31, 2021 (in thousands):

Remainder of 2022	$4,082
2023	5,100
2024	4,718
2025	3,047
2026	2,306
Thereafter	1,925
Total minimum lease payments	21,178
Less imputed interest	(800)
Present value of future minimum lease payments	20,378
Less current obligations under leases	(4,768)
Long-term lease obligations	$15,610

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.3 million and $0.2 million for the three months ended May 31, 2021 and 2020, respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended May 31, 2021, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

The calculation of the basic and diluted loss per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended
	May 31,
	2021	2020
Net loss from continuing operations	$(6,000)	$(6,588)
Net income (loss) from discontinued operations, net of tax	4,052	(7,834)
Net loss	$(1,948)	$(14,422)

Basic weighted average number of common shares outstanding	34,844	34,024
Effect of stock options and restricted stock units computed on treasury stock method	—	—
Diluted weighted average number of common shares outstanding	34,844	34,024

Basic net income (loss) per common share:
Loss from continuing operations	$(0.17)	$(0.19)
Income (loss) from discontinued operations	$0.11	$(0.23)
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.17)	$(0.19)
Income (loss) from discontinued operations	$0.11	$(0.23)

All outstanding options and restricted stock units for the three months ended May 31, 2021 and 2020 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	May 31,
	2021	2020
Cost of revenues	$(6)	$143
Research and development	710	576
Selling and marketing	644	384
General and administrative	1,060	1,269
Restructuring	-	875
Other non-operating expense	64	-
	$2,472	$3,247

Changes in our outstanding stock options during the three months ended May 31, 2021 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2021	778	$16.01	6.0
Granted	—	—
Exercised	(33)	7.53
Forfeited or expired	(76)	16.49
Outstanding at May 31, 2021	669	$16.37	6.1	$472
Exercisable at May 31, 2021	459	$16.39	5.3	$118

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2021 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2021	3,053	$10.61
Granted	46	12.63
Vested	(205)	12.06	82
Forfeited	(149)	11.05
Outstanding at May 31, 2021	2,745	$10.51

As of May 31, 2021, there was $18.8 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 3.8 years.

NOTE 13 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 22% and 15% of our consolidated revenue for the three months ended May 31, 2021 and 2020, respectively. The same customer accounted for 21% and 25% of our consolidated accounts receivable at May 31, 2021 and February 28, 2021, respectively.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Mexico and Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturers’ plant or warehouse. For the three months ended May 31, 2021 and 2020, four of our suppliers accounted for approximately 62% and 68% of our total inventory purchases, respectively. As identified below, some of these manufacturers accounted for more than 10% of our accounts payable as follows (rounded):

	May 31,	February 28,
	2021	2021
Accounts payable:
Supplier A	14%	17%
Supplier B	12%	11%
Supplier C	12%	5%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2021	2021
Operating lease liabilities	$4,768	$4,926
Warranty reserves	1,799	1,257
Customer deposits	2,366	2,472
Litigation reserve	2,200	2,200
Other (1)	9,338	6,525
	$20,471	$17,380

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2021	2021
Deferred revenue	$17,995	$19,893
Deferred compensation plan liability	7,570	6,992
Deferred tax liability	189	178
Other	3,340	3,424
	$29,094	$30,487

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2021	2020
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$-	$93
Amortization of discount and issue costs	-	289
	-	382
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	1,176	1,163
Amortization of discount and issue costs	2,517	2,311
	3,693	3,474
Other interest expense	156	221
Total interest expense	$3,849	$4,077

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2021	2020

Interest expense paid	$50	$257
Income tax paid, net of refunds	$249	$274

NOTE 15 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

We operate under two reportable segments: Telematics Products and Software & Subscription Services. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include customer base, homogeneity of products, and technology for the fiscal years presented.

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Applications Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of revenues and costs for customized devices functional only with application subscriptions that are not sold separately.

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

Segment information is as follows (in thousands):

	Three Months Ended May 31, 2021				Three Months Ended May 31, 2020
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$35,043	$44,631		$79,674	$27,773	$45,958		$73,731
Gross profit	$16,822	$15,625		$32,447	$13,708	$15,397		$29,105
Gross margin	48%	35%		41%	49%	34%		39%
Adjusted EBITDA	$5,894	$3,632	$(1,141)	$8,385	$6,473	$3,215	$(1,397)	$8,291

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based primarily on revenue and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our reportable segments. We define Adjusted EBITDA as earnings before investment income, interest expense, taxes, depreciation, amortization, stock-based compensation, impairment loss and other adjustments as identified below. The adjustments to our net income (losses) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to calculate Adjusted EBITDA are itemized below (in thousands):

	Three Months Ended May 31,
	2021	2020
Net loss	$(1,948)	$(14,422)
Less: net income (loss) from discontinued operations	4,052	(7,834)
Net loss from continuing operations	$(6,000)	$(6,588)

Investment income	(648)	(18)
Interest expense	3,849	4,077
Income tax provision	293	240
Depreciation	4,230	4,222
Amortization of intangible assets	1,253	1,176
Stock-based compensation	2,472	2,372
Restructuring charges	336	1,873
Non-recurring legal expenses	648	793
Costs incurred in transition of LoJack North America business to acquiror	1,233	—
Other	719	144
Adjusted EBITDA	$8,385	$8,291

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	May 31,
	2021	2020
United States	$51,200	$45,066
Europe, Middle East and Africa	14,475	15,906
South America	6,525	6,042
Asia and Pacific Rim	5,401	2,339
All other	2,073	4,378
	$79,674	$73,731

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three months ended May 31, 2021 and 2020.

NOTE 16 – LEGAL PROCEEDINGS

Omega patent infringement claim

On April 22, 2021, we filed our Form 10-K for the fiscal year ended February 28, 2021 which disclosed the current status of the Omega patent infringement claim. In summary, on March 20, 2020, the U.S. District Court for the Middle District of Florida (the “Trial Court”) denied our motion for judgement as a matter of law (“JMOL”), a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs. On April 30, 2020, we filed a notice of appeal at the Federal Circuit. Also on April 30, 2020, Omega filed notices of cross-appeal at the Federal Circuit. On May 6, 2021the U.S. Court of Appeals for the

Federal Circuit heard oral arguments on CalAmp’s appeal and the three judge panel will render that decision in approximately three to six months.

In connection with this claim, we have accrued our best estimate of the probable liability of $2.2 million as a litigation reserve related to this matter based on reasonable royalty rates for similar technologies. It is reasonably possible that the prior judgment awarding Omega damages of as much as $4.6 million, together with $0.8 million of pre-judgment interest, could be upheld, which would result in losses of up to $3.2 million in excess of amounts we have accrued related to this matter.

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

All four proceedings are currently pending. The ITC anticipates issuing an initial determination on the alleged violations by January 27, 2022, and completing the ITC investigation by May 27, 2022. The case pending in U.S. District Court for the District of Delaware against Quectel, CalAmp, Xirgo, and Laird is stayed until a final determination in the ITC. The two other cases pending in U.S. District Court for the District of Delaware are scheduled for further hearings.

We intend to defend ourselves vigorously in these actions, and are investigating and/or asserting defenses and positions, including non-infringement, invalidity, and the “public interest factors” that must be considered by the ITC before issuing any exclusion order. If Phillips successfully proves infringement of the Patents, we could be required to pay significant monetary damages and could be precluded from importing into the U.S. certain products containing the allegedly infringing modules. However, we believe that we have strong defense and indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceeding paid by those suppliers, who are codefendants in these proceedings. While it is not feasible to predict with certainty the outcome of these four legal proceedings, and no specific amount of damages has been identified, we believe that a loss is reasonably possible but not reasonably estimable. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as filed with the U.S. Securities and Exchange Commission on April 22, 2021, and include the following areas:

•	Revenue recognition;
•	Patent litigation and other contingencies;
•	Goodwill and long-lived assets; and
•	Deferred income tax assets and uncertain tax positions.

OUR COMPANY

We are a connected intelligence company that helps people and businesses work smarter. We partner with transportation and logistics, industrial equipment, government and automotive industries to deliver insights that enable businesses to make the right decisions. Our applications, platforms and smart devices allow them to track, monitor and recover their vital assets with real-time visibility that reduces costs, maximizes productivity and improves safety. We are a global organization that is headquartered in Irvine, California. We have two reportable segments, Software & Subscription Services and Telematics Products. Our organizational structure is based on a number of factors that our CEO, as the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology. A description of the reportable business segments is provided below.

Software & Subscription Services

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programming Interfaces (“APIs”) to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Software and Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of revenues for customized devices functional only with application subscriptions that are not sold separately.

Telematics Products

Our Telematics Products segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Products segment revenues consist primarily of stand-alone product sales.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as earnings before investment income, interest expenses, taxes, depreciation, amortization, net income (loss) from discontinued operations, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provisions, gain from legal settlement, impairment losses and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rules and regulations of the SEC regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15 to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segment and reconciliation to net income (loss).

Recent Developments

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditures due to the COVID-19 pandemic and related macro-economic uncertainties. The COVID-19 pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use. It is difficult to predict the extent to which the COVID-19 pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the actions taken or to be taken to begin reopening efforts as containment of the COVID-19 pandemic is achieved. Because our business and operating results depend on telematics product sales, device installations and related subscription-based services, the ultimate effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the three months ended and as of May 31, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Sale of LoJack North America Operations

Effective March 15, 2021, the Company and Spireon entered into an agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon and we received net proceeds from Spireon of $6.6 million. We recognized a gain on the sale of the LoJack North America business of $5.0 million, which is subject to change in a future period based on the finalization of the purchase price with Spireon.

As further described in Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements, the LoJack North America operations are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended May 31, 2021 and 2020, respectively.

OPERATING RESULTS

Three months ended May 31, 2021 compared to three months ended May 31, 2020:

Unless otherwise indicated, the discussion on our results of operations provided below relate to our continuing operations and we have recast prior period amounts for purposes of historical comparisons. See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information

Revenue by Segment

	Three Months Ended May 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$35,043	44.0%	$27,773	37.7%	$7,270	26.2%
Telematics Products	44,631	56.0%	45,958	62.3%	(1,327)	(2.9%)
Total	$79,674	100.0%	$73,731	100.0%	$5,943	8.1%

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services are focused on three principal end markets comprised of (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. Although our business was negatively impacted by the COVID-19 pandemic in the first quarter of Fiscal 2021, we resumed device installation and activation services soon thereafter thereby driving revenue growth in subsequent periods including the three months ended May 31, 2021.

As of May 31, 2021, our remaining contractual performance obligations were approximately $144 million, compared to $136 million as of May 31, 2020. The majority of our growth in contractual performance obligations was driven by new customer acquisitions within the government and municipalities as well as connected car markets.

Software & Subscription Services revenue increased by $7.3 million or 26.2% for the three months ended May 31, 2021 compared to the same period last year. Our Software & Subscription Services business experienced a strong recovery from the prior year low point at the onset of the pandemic. The increase was largely driven by a $2.8 million increase in transportation and logistics revenues and a $2.3 million increase in government and municipalities revenues, both driven primarily by 3G to 4G equipment upgrades, as well as a $2.2 million increase in connected car services revenues, primarily as a result of increased revenues in the EMEA and Latam regions. Recurring revenue was $25.0 million for both the three months ended May 31, 2021 and 2020, respectively, and active subscribers increased by 8% in the three months ended May 31, 2021 when compared to the prior year period.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $1.3 million or 2.9% for the three months ended May 31, 2021 compared to the same period last year. This decrease was attributable to global supply imbalances driven by the global pandemic which has created supply shortages of silicon wafers and other components used in our products, thereby limiting our ability to fulfill customer orders during the three months ended May 31, 2021. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

Gross Profit by Segment

	Three Months Ended May 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$16,822	48.0%	$13,708	49.4%	$3,114	22.7%
Telematics Products	15,625	35.0%	15,397	33.5%	228	1.5%
Gross profit	$32,447	40.7%	$29,105	39.5%	$3,342	11.5%

Consolidated gross profit increased by $3.3 million or 11.5% for the three months ended May 31, 2021 compared to the same period last year largely due to increased revenues in our Software & Subscription Services business. Consolidated gross margin increased by 120 basis points for the three months ended May 31, 2021 compared to the same period last year due to the increased proportion of overall revenues attributable to Software & Subscription Services as well as increased gross margin in our Telematics Products business.

Software & Subscription Services: Gross profit increased by $3.1 million or 22.7% for the three months ended May 31, 2021 compared to the same period last year, primarily as a result of $7.3 million increase in revenues described above. Gross margin decreased by 140 basis points primarily due to the supply shortages referenced above, which led to increased costs associated with hardware utilized in our telematics solutions.

Telematics Products: Gross profit was approximately flat during both the three months ended May 31, 2021 and 2020, respectively. Gross margin increased by 150 basis points primarily driven by product mix toward products with higher associated gross margins. As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the next couple quarters we may experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Cost of revenues above excludes restructuring related costs, which is shown separately in operating expenses in our condensed consolidated statements of comprehensive income (loss).

Operating Expenses

	Three Months Ended May 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,940	8.7%	$5,936	8.1%	$1,004	16.9%
Selling and marketing	12,462	15.6%	10,437	14.2%	2,025	19.4%
General and administrative	12,686	15.9%	11,764	16.0%	922	7.8%
Intangible asset amortization	1,253	1.6%	1,176	1.6%	77	6.5%
Restructuring	336	0.4%	1,873	2.5%	(1,537)	(82.1%)
Total	$33,677	42.2%	$31,186	42.4%	$2,491	8.0%

Consolidated research and development expense increased by $1.0 million or 16.9% for the three months ended May 31, 2021 compared to the same period last year due to increased development efforts around expanding our telematics service offering both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 8.7% for the three months ended May 31, 2021 compared to 8.1% in the prior year period. We plan to continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense increased by $2.0 million or 19.4% for the three months ended May 31, 2021 compared to the same period last year primarily due to a $1.4 million increase in compensation costs related to additions to our salesforce to drive sales of our telematics subscription services, as well as a $0.6 million increase in outside professional services costs related to our global marketing and branding efforts.

Consolidated general and administrative expenses increased by $0.9 million or 7.8% for the three months ended May 31, 2021 compared to the same period last year primarily driven by increased compensation costs as a result of the hiring of supply chain management and operations personnel following the closure of our manufacturing facility in Oxnard, California.

Amortization of intangibles increased slightly by $0.1 million or 6.5% for the three months ended May 31, 2021 compared to the same period last year.

As described in Note 8 to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant. We incurred charges from continuing operations of $0.3 million and $1.9 million for this initiative during the three months ended May 31, 2021 and 2020, respectively, which were primarily personnel related. Restructuring costs are shown separately in operating expenses in our condensed consolidated statements of comprehensive income (loss).

Non-operating Income (Expense)

Investment income increased to $0.6 million for the three months ended May 31, 2021 from $0.0 million for the three months ended May 31, 2020. The increase was primarily driven by improved investment returns on invested funds.

Interest expense decreased to $3.8 million for the three months ended May 31, 2021 from $4.1 million for the three months ended May 31, 2020 due to a lower level of borrowings in the current year period.

Other non-operating expense was $1.3 million for the three months ended May 31, 2021 as compared to $0.2 million for the three months ended May 31, 2020. This increase was primarily due to costs incurred related to the wind down, sale and transition of the LoJack North America business during the three months ended May 31, 2021. In connection with the sale of the LoJack North America business, we entered into a transition services agreement that extends through September 15, 2021 under which we will continue to provide certain services to the acquiror, most of the cost of which will be reimbursed by the acquiror.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax was $4.1 million for the three months ended May 31, 2021 compared to a net loss from discontinued operations, net of tax of $7.8 million during the three months ended May 31, 2020. The net income from discontinued operations for the three months ended May 31, 2021 was primarily driven by the $5.0 million gain on sale of discontinued operations , which was completed on March 15, 2021. The net loss from discontinued operations for the three months ended May 31, 2020 included impairment losses of $4.3 million.

See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss from Continuing Operations:

GAAP-basis net loss for the three months ended May 31, 2021 was $1.9 million as compared to a net loss of $14.4 million in the three months ended May 31, 2020. The decrease in the net loss was primarily driven by the sale of the LoJack North America business described above under “Net Income (Loss) from Discontinued Operations, Net of Tax.”

Adjusted EBITDA:

	Three Months Ended May 31,
(In thousands)	2021	2020	$ Change	% Change
Segment
Software & Subscription Services	$5,894	$6,473	$(579)	(8.9%)
Telematics Products	3,632	3,215	417	13.0%
Corporate Expenses	(1,141)	(1,397)	256	(18.3%)
Total Adjusted EBITDA	$8,385	$8,291	$94	1.1%

Adjusted EBITDA for Software & Subscription Services decreased by $0.6 million compared to the same period last year primarily due to increased operating expenses as a result of investments we are making to develop, market and sell our telematics solutions. Adjusted EBITDA for Telematics Products was consistent with the same period last year. Corporate Expenses remained consistent year-over-year.

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

Income tax expense of $0.3 million was recorded for the three months ended May 31, 2021, compared to $0.2 million in the same period last year. The $0.1 million increase in tax expense was primarily driven by an increase in pre-tax income attributable to one of our foreign subsidiaries in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2021, our primary recurring cash needs have been for working capital purposes and payment on debt obligations, and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of May 31, 2021, we have $96.2 million of cash and cash equivalents and $50 million available under our revolving credit facility.We expect to continue to finance our operations with cash on hand and cash generated from operations.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provided for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the $50 million revolving credit facility to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. In May 2020, we borrowed $20 million under the revolving credit facility, which was fully repaid on November 19, 2020. As of May 31, 2021, there were no borrowings outstanding on this revolving credit facility.

We are a defendant in various legal proceedings, including the Omega and Philips patent infringement claims, involving intellectual property claims and contract disputes in which the final resolutions have not been determined at this time. In connection with these matters, we may be required to enter into license agreements or other settlement arrangements that require us to make significant payments in the future. While it is not feasible to predict with certainty the outcome of these legal proceedings, based on currently available information, we believe that the ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated results of operations, financial condition and cash flows.

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Sale of LoJack North America Operations

On March 14, 2021, we entered into a purchase agreement with Spireon pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for a purchase price of $8.0 million. The transaction was completed effective March 15, 2021 and we received net proceeds of approximately $6.6 million. We also entered into a Transition Service Agreement (“TSA”) to support Spireon in the transition of LoJack North America customers to its Kahu solution and we will continue to provide recovery services to the existing installed base of LoJack North America customers as an agent of Spireon for a period of six months. During this period, we will invoice Spireon for certain costs incurred in operating this business.

We also entered into a post-TSA Services Agreement (“SA”), under which we will continue to provide certain services related to the LoJack North America radio frequency tower infrastructure upon termination of the TSA for a period of no longer than fifty-four months, as needed. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term.

PPP Loan

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid Relief, and Economic Security Act. At the time we applied for the PPP Loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP Loan. Out of abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

Future Cash Obligations

During the first quarter of fiscal 2022, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2021 as filed with the SEC on April 22, 2021.

Cash flows from operating activities

Cash flows from operating activities consist of net loss adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of discount and debt issue costs, deferred income taxes, amortization of certain revenue assignment arrangements and the effect of changes in components of working capital.

Our cash flow from operating activities are attributable to our net loss as well as how well we manage our working capital, which is dictated by the volume of products we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them. We purchase a majority of our products from significant suppliers located in Asia and Mexico that generally provide us 60-day payment terms for products purchased.

Our significant customers are located in the United States as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Since we are paying our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, we have historically generated positive cash flows from operating activities.

For the three months ended May 31, 2021, net cash provided by operating activities was $0.1 million and net loss was $1.9 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, noncash operating lease costs and changes in deferred income taxes totaled $11.7 million. These non-cash expenses were partially offset by non-cash revenues of $1.4 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $3.9 million of cash, primarily driven by a net decrease in accounts payable and accrued liabilities, partly offset by the impact of lower inventory levels. Net cash used in discontinued operations was $0.4 million.

For the three months ended May 31, 2020, net cash provided by operating activities was $5.9 million and net loss was $14.4 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, noncash operating lease costs and changes in deferred income taxes totaled $12.1 million. These non-cash expenses were partially offset by non-cash revenues of $1.7 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations provided $2.4 million of cash, primarily driven by a reduction in accounts receivable balances as a result of the impacts of the COVID-19 pandemic that began during such period. Net cash used in discontinued operations was $0.2 million.

Cash flow from investing activities

For the three months ended May 31, 2021 and 2020, our net cash used in investing activities of continuing operations was $3.1 million and $2.8 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $6.6 million for the three months ended May 31, 2021 compared to net cash used in investing activities of discontinued operations of $0.3 million during the three months ended May 31, 2020. The net cash provided by investing activities of discontinued operations during the three months ended May 31, 2021 is comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flow from financing activities

For the three months ended May 31, 2021 and 2020, our net cash used in financing activities was $0.8 million and $7.7 million, respectively. In each of these periods, we had payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to our employee stock purchase plan. During the three months ended May 31, 2020, we repaid our 2020 Convertible Notes of $27.6 million, as well as borrowed $20.0 million from our revolving credit facility.

We continue to monitor the impact of COVID-19 on our operating results and liquidity as the pandemic has had an unfavorable impact on our financial condition and results of operations and we believe the pandemic may continue to have an unfavorable impact going forward.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, the phased implementation of our ERP system, the effect of tariffs on exports from China, and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2021 as filed with the SEC on April 22, 2021. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.1 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at May 31, 2021. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes were de minimus for both the three months ended May 31, 2021 and 2020.

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

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of May 31, 2021, there was no outstanding borrowing under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system which started in fiscal 2020 and continues into fiscal 2022. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2021, as filed with the SEC on April 22, 2021, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during first quarter ended May 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
March 1 - March 31, 2021	-	$-	-	$-
April 1 - April 30, 2021	-	$-	-	$-
May 1 - May 31, 2021	49,981	$13.87	-	$-
Total	49,981	$13.87	-	$-

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

ITEM 6. EXHIBITS

10.1	Equity Purchase Agreement dated March 14, 2021, by and between CalAmp Wireless and Spireon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 14, 2021).

10.2

Intellectual Property License Agreement dated March 15, 2021, by and between CalAmp Wireless and NewCo (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 14, 2021).

10.3

Transition Services Agreement dated March 15, 2021, by and between CalAmp Wireless and NewCo (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated March 14, 2021).

10.4	Services Agreement dated March 15, 2021, by and between CalAmp Wireless and NewCo (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 14, 2021).

10.5 †	Offer Letter, dated April 2, 2021, by and between CalAmp Corp. and Henry Maier (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 2, 2021).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	Inline XBRL Instance Document

101 .SCH	Inline XBRL Taxonomy Extension Schema Document

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document

101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 24, 2021	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)