Form 10-Q
period 2021-08-31
CalAmp Corp.
filed 2021-09-24
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of September 21, 2021 was 35,881,936.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 31,	February 28,
Assets	2021	2021
Current assets:
Cash and cash equivalents	$101,051	$94,624
Accounts receivable, net	62,293	63,325
Inventories	17,161	23,663
Prepaid expenses and other current assets	24,862	24,804
Current assets of discontinued operations	-	7,872
Total current assets	205,367	214,288
Property and equipment, net	38,742	41,081
Operating lease right-of-use assets	14,131	14,273
Deferred income tax assets	4,529	4,889
Goodwill	94,716	94,617
Other intangible assets, net	34,911	37,488
Other assets	26,793	27,169
Total assets	$419,189	$433,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,386	$4,317
Accounts payable	30,518	35,767
Accrued payroll and employee benefits	12,131	12,761
Deferred revenue	31,401	32,924
Other current liabilities	22,179	17,380
Current liabilities of discontinued operations	-	4,096
Total current liabilities	99,615	107,245
Long-term debt, net of current portion	185,661	182,154
Operating lease liabilities	15,986	17,061
Other non-current liabilities	27,615	30,487
Non-current liabilities of discontinued operations	-	1,773
Total liabilities	328,877	338,720
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 35,882 and 35,229 shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	359	352
Additional paid-in capital	236,002	233,692
Accumulated deficit	(145,347)	(137,974)
Accumulated other comprehensive loss	(702)	(985)
Total stockholders' equity	90,312	95,085
Total liabilities and stockholders' equity	$419,189	$433,805

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Revenues:
Products	$51,529	$43,235	$103,526	$91,156
Application subscriptions and other services	27,482	31,162	55,159	56,972
Total revenues	79,011	74,397	158,685	148,128
Cost of revenues:
Products	32,030	31,869	65,684	63,710
Application subscriptions and other services	13,611	15,066	27,184	27,851
Total cost of revenues	45,641	46,935	92,868	91,561
Gross profit	33,370	27,462	65,817	56,567
Operating expenses:
Research and development	7,729	6,573	14,669	12,509
Selling and marketing	12,047	11,476	24,509	21,913
General and administrative	13,198	12,177	25,884	23,941
Intangible asset amortization	1,394	1,190	2,647	2,366
Restructuring	-	144	336	2,017
Impairment loss	-	286	-	286
Total operating expenses	34,368	31,846	68,045	63,032
Operating loss	(998)	(4,384)	(2,228)	(6,465)
Non-operating income (expense):
Investment income	420	680	1,068	698
Interest expense	(3,804)	(3,857)	(7,653)	(7,934)
Other income (expense), net	(710)	217	(1,986)	9
Total non-operating expenses	(4,094)	(2,960)	(8,571)	(7,227)
Loss from continuing operations before income taxes	(5,092)	(7,344)	(10,799)	(13,692)
Income tax provision from continuing operations	(333)	(266)	(626)	(506)
Net loss from continuing operations	(5,425)	(7,610)	(11,425)	(14,198)
Net income (loss) from discontinued operations, net of tax	—	(1,868)	4,052	(9,702)
Net loss	$(5,425)	$(9,478)	$(7,373)	$(23,900)
Loss per share - continuing operations:
Basic	$(0.15)	$(0.22)	$(0.33)	$(0.42)
Diluted	$(0.15)	$(0.22)	$(0.33)	$(0.42)
Earnings (loss) per share - discontinued operations:
Basic	$-	$(0.06)	$0.12	$(0.28)
Diluted	$-	$(0.06)	$0.12	$(0.28)
Shares used in computing earnings (loss) per share:
Basic	35,152	34,256	34,998	34,140
Diluted	35,152	34,256	34,998	34,140
Comprehensive income (loss):
Net loss	$(5,425)	$(9,478)	$(7,373)	$(23,900)
Other comprehensive income (loss):
Foreign currency translation adjustments	(623)	935	283	(800)
Total comprehensive loss	$(6,048)	$(8,543)	$(7,090)	$(24,700)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,373)	$(23,900)
Less: Net income (loss) from discontinued operations, net of tax	4,052	(9,702)
Net loss from continuing operations	(11,425)	(14,198)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation expense	8,472	8,496
Intangible asset amortization	2,647	2,366
Stock-based compensation	5,409	5,720
Amortization of debt issuance costs and discount	5,191	5,219
Noncash operating lease cost	1,691	1,385
Revenue assigned to factors	(2,601)	(3,349)
Deferred tax assets, net	250	(105)
Other	200	587
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	1,013	2,270
Inventories	6,479	3,654
Prepaid expenses and other assets	398	(3,329)
Accounts payable	(5,138)	3,416
Accrued liabilities	7,270	7,545
Deferred revenue	(6,656)	(2,093)
Operating lease liabilities	(2,354)	(2,070)
Net cash provided by operating activities - continuing operations	10,846	15,514
Net cash used in operating activities - discontinued operations	(395)	(1,393)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,451	14,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	-	6,264
Purchases of marketable securities	-	(6,264)
Capital expenditures	(6,569)	(5,740)
Net cash used in investing activities - continuing operations	(6,569)	(5,740)
Net cash provided by (used in) investing activities - discontinued operations	6,616	(1,823)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	47	(7,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	—	10,000
Repayment of Paycheck Protection Program Loan	—	(10,000)
Proceeds from revolving credit facility, net of issuance costs	—	20,000
Repayment of 2020 Convertible Notes	—	(27,599)
Payment of issuance costs on revolving credit facility	—	(56)
Taxes paid related to net share settlement of vested equity awards	(4,017)	(1,485)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	900	909
NET CASH USED IN FINANCING ACTIVITIES	(3,117)	(8,231)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(954)	1,414
Net change in cash and cash equivalents	6,427	(259)
Cash and cash equivalents at beginning of period	94,624	107,404
Cash and cash equivalents at end of period	$101,051	$107,145

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$95,727	$125,194	$95,085	$137,919

Common stock and additional paid-in capital:
Beginning balances	235,728	224,391	234,044	220,825
Stock-based compensation expense	2,937	2,846	5,434	6,469
Shares issued on net share settlement of equity awards	(2,956)	(1,405)	(4,017)	(1,485)
Exercise of stock options and contributions to ESPP	652	886	900	909
Ending balances	236,361	226,718	236,361	226,718

Accumulated deficit:
Beginning balances	(139,922)	(96,087)	(137,974)	(81,531)
Cumulative effect of adoption of ASC 326	—	—	-	(134)
Net loss	(5,425)	(9,478)	(7,373)	(23,900)
Ending balances	(145,347)	(105,565)	(145,347)	(105,565)

Accumulated other comprehensive income:
Beginning balances	(79)	(3,110)	(985)	(1,375)
Foreign currency translation adjustment	(623)	935	283	(800)
Ending balances	(702)	(2,175)	(702)	(2,175)

Total stockholders' equity, ending balances	$90,312	$118,978	$90,312	$118,978

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2021 AND 2020

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (referred to herein as “CalAmp”, “the Company”, “we”, “our”, or “us”) is a connected intelligence company that helps people and businesses work smarter. We partner with transportation and logistics, industrial equipment, government and automotive industries to deliver insights that enable businesses to make the right decisions. Our applications, platform and smart devices allow them to track, monitor and recover their vital assets with real-time visibility that reduces costs, maximizes productivity and improves safety. We are a global organization that is headquartered in Irvine, California.

In March 2020, the World Health Organization declared COVID-19 (“COVID-19” or the “pandemic”) to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. The COVID-19 pandemic has also created certain global supply imbalances resulting in supply shortages of certain components that we use. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the actions taken or to be taken in connection with reopening efforts as containment of the COVID-19 pandemic is achieved. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of the COVID-19 pandemic may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the three and six months ended and as of August 31, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments and charges for uncollectible accounts receivable in future periods.

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2021 and our results of operations for the three and six months ended August 31, 2021 and 2020. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2022.

All intercompany transactions and accounts have been eliminated in consolidation.

Sale of LoJack North America Operations

On January 22, 2021, we received a formal proposal from Spireon Holdings, L.P. (“Spireon”) to acquire the LoJack U.S. and Canadian SVR (“LoJack North America”) business for a purchase price of $8.0 million. Effective March 15, 2021, the Company and Spireon entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon. Operations for LoJack North America are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended August 31, 2021 and 2020. See Note 2, Discontinued Operations, for additional information.

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations and we have recast prior period amounts to reflect discontinued operations.

Revenue Recognition

We recognize revenue as follows:

Products. We recognize revenue from product and accessories sales upon transfer of control of promised products to customers in an amount that reflects the transaction price, which is generally the stand-alone selling prices of the promised goods. For product shipments made on the basis of “FOB Destination” terms, revenue is recorded when the products are delivered to the customer. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

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

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings to or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During fiscal quarter ended August 31, 2021, we recognized $7.3 million in revenue from the deferred revenue balance of $52.8 million as of February 28, 2021. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid commissions included in prepaid expenses and other current assets and other assets was $4.3 million as of August 31, 2021, of which $2.4 million was classified as other assets.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 15 for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Revenue by type of goods and services:
Telematics devices and accessories	$51,529	$43,235	$103,526	$91,156
Rental income and other services	3,495	5,377	7,105	7,395
Recurring application subscriptions	23,987	25,785	48,054	49,577
Total	$79,011	$74,397	$158,685	$148,128

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$53,419	$48,340	$108,123	$97,963
Revenue recognized over time	25,592	26,057	50,562	50,165
Total	$79,011	$74,397	$158,685	$148,128

Telematics devices and accessories revenue presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the recognition of revenue for customized devices functional only with application subscriptions.

Remaining performance obligations from continuing operations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of August 31, 2021 and February 28, 2021, we had estimated remaining performance obligations for contractually committed revenues of $141.2 million and $145.1 million, respectively. As of August 31, 2021, we expect to recognize approximately 30% in fiscal 2022 and 32% in fiscal 2023. As of February 28, 2021, we expected to recognize approximately 50% in fiscal 2022 and 22% in fiscal 2023. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

We analyzed the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies, and upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), we grouped all accounts receivables and lease receivables into a single portfolio. As disclosed in Note 15, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States.

The allowance for doubtful accounts totaled $2.4 million and $3.7 million as of August 31, 2021 and February 28, 2021, respectively.

Goodwill and Other Long-Lived Assets

Goodwill and long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets or reporting unit to the estimated fair value of those assets or reporting unit determined using either an income approach, a market approach, or a combination of both. If the assets are impaired, the impairment recognized is the amount by which the carrying amount exceeds the fair value of the assets.

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

Litigation and Other Contingencies

We accrue for litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our condensed consolidated statements of comprehensive loss. Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($14) thousand and $49 thousand for the three and six months ended August 31, 2021, respectively. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was $0.9 million and $(0.8) million for the three and six months ended August 31, 2020.

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

NOTE 2 – DISCONTINUED OPERATIONS

Effective March 15, 2021, a wholly owned subsidiary of the Company and Spireon entered into an agreement (“Sale Agreement”) pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business (“LoJack Transaction”) for an upfront cash purchase price of approximately $8.0 million. We received net proceeds of $6.6 million, based on an estimate of certain adjustments to the gross purchase price as of the closing date. The purchase price is subject to changes for customary working capital adjustments, which is expected to be finalized by no later than October 15, 2021. We recognized a gain on the sale of the LoJack North America business of $5.0 million during the six months ended August 31, 2021. Our determination of the final settlement with Spireon involves certain estimates and judgments based on, among other items, our interpretation and application of key terms of the Sale Agreement. As such, a change in the gain on sale associated with the divestiture of the business could occur in a future period, including upon such finalization of the purchase price with Spireon.

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. In September 2021, the transition period was increased to seven months. As consideration for these services, Spireon will reimburse us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement to commence upon the expiration of the TSA under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we will license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the transition services provided to Spireon during the three and six months ended August 31, 2021, respectively, we incurred a total cost of $1.2 million and $3.3 million of which $0.6 million and $1.4 million was billed to Spireon for the services under the TSA and the remaining $0.6 million and $1.9 million is included as a component of “Other expense” in the unaudited condensed consolidated statements of comprehensive loss as these costs represent non-operating expenses.

We concluded that as of February 28, 2021, the LoJack North America operations were discontinued operations as the asset group was a component of an entity, the component met the criteria of held for sale, and the disposal represented a strategic shift.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss for the six months ended August 31, 2021 and 2020, respectively and for the three months ended August 31, 2020, and the unaudited condensed consolidated statements of cash flows for the six months ended August 31, 2021 and 2020, respectively. For the six months ended August 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021:

The below table presents the amounts by balance sheet classification related to our discontinued operations (in thousands):

February 28,
2021
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable, net	$5,050
Inventories	1,721
Prepaid expenses and other current assets	1,101
Total assets	$7,872
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$1,956
Deferred revenue	1,849
Other current liabilities	291
Current liabilities of discontinued operations	4,096
Non-current liabilities	1,773
Total liabilities	$5,869

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Three Months Ended	Six Months Ended
	August 31,	August 31,
	2020	2021	2020
Revenues	$9,140	$823	$15,624
Cost of revenues	5,792	950	10,328
Gross profit (loss)	3,348	(127)	5,296
Operating expenses:
Research and development	416	32	804
Selling and marketing	2,017	167	4,466
General and administrative	1,722	75	3,627
Intangible asset amortization	654	141	1,370
Restructuring	407	404	442
Impairment losses	-	-	4,289
Total operating expenses	5,216	819	14,998
Operating loss from discontinued operations	(1,868)	(946)	(9,702)
Gain on sale of discontinued operations	-	4,998
Net income (loss) from discontinued operations, net of tax	$(1,868)	$4,052	$(9,702)

The amounts in the statement of cash flow that are included in discontinued operations are summarized in the following table (in thousands):

	Six Months Ended
	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from discontinued operations, net of tax	$4,052	$(9,702)
Adjustments to reconcile net income (loss) from discontinued operations to net cash used in operating activities:
Depreciation	-	1,487
Intangible asset amortization	141	1,370
Stock-based compensation	25	749
Impairment losses	-	4,289
Gain on sale of discontinued operations	(4,998)	-
Noncash operating lease cost	-	1,203
Changes in operating assets and liabilities:
Accounts receivable	452	1,453
Inventories	425	1,555
Prepaid expenses and other current assets	4	125
Accounts payable	(331)	(1,487)
Accrued liabilities	(135)	(766)
Deferred revenue	(30)	(285)
Operating lease liabilities	-	(1,384)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(395)	(1,393)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,823)
Proceeds from sale of discontinued operations	6,616	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	6,616	(1,823)
Net change in cash and cash equivalents	$6,221	$(3,216)

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2021
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$45,235	$—	$45,235	$45,235	$—
Level 1:
Money market funds	12,816	—	12,816	12,816	—
Mutual funds (1)	1,141	326	1,467	—	1,467
Level 2:
Repurchase agreements	43,000	—	43,000	43,000	—
Total	$102,192	$326	$102,518	$101,051	$1,467

	As of February 28, 2021
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,823	$—	$38,823	$38,823	$—
Level 1:
Money market funds	12,801	—	12,801	12,801	—
Mutual funds (1)	1,810	367	2,177	—	2,177
Level 2:
Repurchase agreements	43,000	—	43,000	43,000	—
Total	$96,434	$367	$96,801	$94,624	$2,177

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of August 31, 2021, the cash surrender value of COLI was $6.4 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2021	2021
Raw materials	$6,392	$10,480
Finished goods	10,769	13,183
	$17,161	$23,663

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross			Accumulated Amortization			Net
	Useful Life	Feb. 28, 2021	Additions & Adjustments, net (1)	Aug 31, 2021	Feb. 28, 2021	Expense	Aug 31, 2021	Feb. 28, 2021	Aug 31, 2021
Developed technology	4-6 years	$26,994	(14)	$26,980	$24,057	$706	$24,763	$2,937	$2,217
Tradenames	10 years	30,257	(24)	30,233	18,428	1,071	19,499	11,829	10,734
Customer lists	4-7 years	25,304	—	25,304	22,951	-	22,951	2,353	2,353
Dealer and customer relationships	10-15 years	32,917	249	33,166	12,902	999	13,901	20,015	19,265
Patents	5 years	589	—	589	235	12	247	354	342
		$116,061	$211	$116,272	$78,573	$2,788	$81,361	$37,488	$34,911

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets from continuing operations was $1.4 million and $2.6 million for the three and six months ended August 31, 2021, respectively. Amortization expense of intangible assets from continuing operations was $1.2 million and $2.4 million for the three and six months ended August 31, 2020.

Estimated future amortization expense as of August 31, 2021 is as follows (in thousands):

2022 (remainder)	$2,791
2023	5,436
2024	4,591
2025	4,476
2026	4,159
Thereafter	13,458
$34,911

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2021	$55,437	$39,180	$94,617
Effect of exchange rate change on goodwill	99	—	99
Balance as of August 31, 2021	$55,536	$39,180	$94,716

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 28,
	2021	2021
Deferred product cost	$2,386	$4,850
Deferred compensation plan assets	7,854	7,141
Lease receivables, non-current	11,803	10,403
Prepaid commissions	2,436	2,438
Other	2,314	2,337
	$26,793	$27,169

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

.

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of August 31, 2021 and February 28, 2021 (in thousands):

	Maturity	Effective	August 31,	February 28,
	Date	Interest Rate	2021	2021
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors	2020 - 2024	4.70%	6,715	8,081
Total term debt			236,715	238,081
Unamortized discount and issuance costs			(47,668)	(51,610)
Less: Current portion of long-term term debt			(3,386)	(4,317)
Long-term debt, net of current portion			$185,661	$182,154

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of August 31, 2021 and February 28, 2021, the fair value of the 2025 Convertible Notes were $212 million for both periods, based on Level 2 inputs.

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

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with JP Morgan Chase Bank, N.A. that provides for borrowings up to $50.0 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. On November 19, 2020, we repaid the $20.0 million borrowings outstanding under the revolving credit facility and accrued interest of $0.1 million. There were no borrowings outstanding under this revolving credit facility at August 31, 2021.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of August 31, 2021, we were in compliance with our covenants under the revolving credit facility.

Synovia Revenue Assignments

In conjunction with the acquisition of Synovia Solutions LLC (“Synovia”) on April 12, 2019, we assumed the rights and obligations under certain revenue assignment arrangements with several financial institutions (the “Factors”). Pursuant to the terms of the arrangements, Synovia sold to the Factors rights to future revenues of certain subscription contracts on a non-recourse basis for credit approved accounts.

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income, which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million is being amortized under the interest method. During the three months ended August 31, 2021 and 2020, we recognized $0.1 million and $0.1 million of interest expense related to this debt, respectively. During the six months ended August 31, 2021 and 2020, we recognized $0.2 million and $0.3 million of interest expense related to this debt, respectively. The revenues recognized from this arrangement of $2.6 million and $3.3 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the six months ended August 31, 2021 and 2020, respectively.

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

NOTE 8 – RESTRUCTURING ACTIVITIES

Since fiscal 2019, we executed under a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that were not fully occupied. Our plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges were $17.9 million, comprised of $11.1 million in severance and employee related costs, and $6.8 million for vacant office and manufacturing facility space as well as terminated tower infrastructure leases. Restructuring charges related to vacant office and manufacturing facility space were attributable primarily to the vacancy in Canton, Massachusetts in the amount of $3.3 million. The anticipated rent payments for the ceased-use leased facilities will be made through December 2025. Substantially all charges related to severance and employee costs were under the Telematics Products reportable segments.

The following table summarizes the charges resulting from the implementation of the restructuring plan (in thousands):

	Three Months Ended August 31, 2020
	Personnel	Facilities	Total
Cost of revenues	$397	$71	$468
Research and development	6	-	6
Selling and marketing	-	-	-
General and administrative	77	-	77
Total	$480	$71	$551

	Six Months Ended August 31, 2021			Six Months Ended August 31, 2020
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenues	$103	$376	$479	$273	$174	$447
Research and development	58	-	58	-	-	-
Selling and marketing	189	-	189	30	-	30
General and administrative	8	6	14	1,982	-	1,982
Total	$358	$382	$740	$2,285	$174	$2,459

Total restructuring charges of $0.4 million for the three months ended August 31, 2020 were included as part of discontinued operations. Total restructuring charges of $0.4 million and $0.4 million for the six months ended August 31, 2021 and 2020 were included as part of discontinued operations, respectively.

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2021	$2,637	$891	$3,528
Charges	358	382	740
Payments	(2,224)	(182)	(2,406)
Restructuring liabilities as of August 31, 2021	$771	$1,091	$1,862

NOTE 9 – LEASES

We have various non-cancelable operating leases for our offices in California, Texas, Massachusetts, Indiana, Minnesota and Virginia in the United States, and Italy, Mexico and the United Kingdom. We also have various non-cancelable operating leases for towers and vehicles throughout the United States, Italy and Mexico. These leases expire at various times through 2031. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	August 31, 2021	February 28, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,131	$14,273

Liabilities
Operating lease liabilities (current)	Other current liabilities	$5,024	$4,926
Operating lease liabilities (noncurrent)	Operating lease liabilities	15,986	17,061
Total lease liabilities		$21,010	$21,987

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2021	2020	2021	2020
Operating lease cost	$1,157	$1,837	$2,288	$3,426
Short-term lease cost	14	82	31	163
Variable lease cost	101	114	203	228
Total lease cost	$1,272	$2,033	$2,522	$3,817

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Six Months Ended
	August 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,835	$3,605
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,919	$5,425
Weighted average remaining lease term	4.44 years	6.48 years
Weighted average discount rate	5.17%	5.17%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of August 31, 2021 (in thousands):

Remainder of 2022	$2,865
2023	5,486
2024	5,095
2025	3,439
2026	2,739
Thereafter	2,158
Total minimum lease payments	21,782
Less imputed interest	(772)
Present value of future minimum lease payments	21,010
Less current obligations under leases	(5,024)
Long-term lease obligations	$15,986

NOTE 10 - INCOME TAXES

We use the assets and liabilities method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.3 million and $0.6 million for the three and six months ended August 31, 2021, respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended August 31, 2021, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

The calculation of the basic and diluted loss per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Net loss from continuing operations	$(5,425)	$(7,610)	(11,425)	(14,198)
Net income (loss) from discontinued operations, net of tax	-	(1,868)	4,052	(9,702)
Net loss	$(5,425)	$(9,478)	$(7,373)	$(23,900)

Basic weighted average number of common shares outstanding	35,152	34,256	34,998	34,140
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	—
Diluted weighted average number of common shares outstanding	35,152	34,256	34,998	34,140

Basic net income (loss) per common share:
Loss from continuing operations	$(0.15)	$(0.22)	$(0.33)	$(0.42)
Income (loss) from discontinued operations	$-	$(0.06)	$0.12	$(0.28)
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.15)	$(0.22)	$(0.33)	$(0.42)
Income (loss) from discontinued operations	$-	$(0.06)	$0.12	$(0.28)

All outstanding options and restricted stock units for the three and six months ended August 31, 2021 and 2020 were excluded from the computation of diluted earnings per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Cost of revenues	$795	165	$789	$308
Research and development	321	647	1,031	1,223
Selling and marketing	979	607	1,623	991
General and administrative	723	1,054	1,783	2,323
Restructuring	-	-		875
Other non-operating expense	119	-	183	-
	$2,937	$2,473	$5,409	$5,720

Changes in our outstanding stock options during the six months ended August 31, 2021 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2021	778	$16.01	6.0
Granted	—	—
Exercised	(33)	7.53
Forfeited or expired	(76)	16.49
Outstanding at August 31, 2021	669	$16.37	5.9	$39
Exercisable at August 31, 2021	543	$16.33	5.3	$20

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2021 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2021	3,053	$10.61
Granted	1,235	12.27
Vested	(886)	11.73	324
Forfeited	(282)	10.70
Outstanding at August 31, 2021	3,120	$10.92

As of August 31, 2021, there was $29.1 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.5 years.

NOTE 13 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 18% and 20% of our consolidated revenue for the three and six months ended August 31, 2021, respectively, and 18% and 17% of our consolidated revenue for the three and six months ended August 31, 2020, respectively. The same customer accounted for 20% and 25% of our consolidated accounts receivable at August 31, 2021 and February 28, 2021, respectively. One customer in the transportation industry accounted for 12% of our consolidated revenue for the three months ended August 31, 2021 and 13% of our consolidated accounts receivable at August 31, 2021.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Mexico and Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturer’s plant or warehouse. For the three and six months ended August 31, 2021, four of our suppliers accounted for approximately 50% and 55% of our total inventory purchases, respectively. For the three and six months ended August 31, 2020, four of our suppliers accounted for approximately 59% and 64% of our total inventory purchases, respectively. As identified below, some of these manufacturers accounted for more than 10% of our accounts payable as follows (rounded):

	August 31,	February 28,
	2021	2021
Accounts payable:
Supplier A	15%	17%
Supplier B	10%	11%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another supplier.

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2021	2021
Operating lease liabilities	$5,024	$4,926
Warranty reserves	1,845	1,257
Customer deposits	2,785	2,472
Litigation reserve	2,200	2,200
Other (1)	10,325	6,525
	$22,179	$17,380

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2021	2021
Deferred revenue	$16,132	$19,893
Deferred compensation plan liability	7,931	6,992
Deferred tax liability	199	178
Other	3,353	3,424
	$27,615	$30,487

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Interest expense on 2025 Convertible Notes:
Stated interest at 2.000% per annum	$1,150	1,150	$2,326	2,313
Amortization of discount and issue costs	2,511	2,329	5,028	4,640
	3,661	3,479	7,354	6,953
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	-	—	-	93
Amortization of discount and issue costs	-	-	-	289
	—	—	—	382
Other interest expense	143	378	299	599
Total interest expense	$3,804	$3,857	$7,653	$7,934

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2021	2020

Interest expense paid	$2,400	$2,780
Income tax paid, net of refunds	$356	$447

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

Segment information is as follows (in thousands):

	Three Months Ended August 31, 2021				Three Months Ended August 31, 2020
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$41,434	$37,577		$79,011	$33,440	$40,957		$74,397
Gross profit	$21,332	$12,038		$33,370	$16,639	$10,823		$27,462
Gross margin	51%	32%		42%	50%	26%		37%
Adjusted EBITDA	$9,638	$(378)	$(959)	$8,301	$7,695	$(1,726)	$(921)	$5,048

	Six Months Ended August 31, 2021				Six Months Ended August 31, 2020
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$76,477	$82,208		$158,685	$61,213	$86,915		$148,128
Gross profit	$38,154	$27,663		$65,817	$30,347	$26,220		$56,567
Gross margin	50%	34%		41%	50%	30%		38%
Adjusted EBITDA	$15,532	$3,254	$(2,100)	$16,686	$14,168	$1,489	$(2,318)	$13,339

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Net loss	$(5,425)	$(9,478)	$(7,373)	$(23,900)
Less: net income (loss) from discontinued operations	-	(1,868)	$4,052	$(9,702)
Net loss from continuing operations	$(5,425)	$(7,610)	$(11,425)	$(14,198)

Investment income	(420)	(680)	(1,068)	(698)
Interest expense	3,804	3,857	7,653	7,934
Income tax provision	333	266	626	506
Depreciation	4,242	4,274	8,472	8,496
Amortization of intangible assets	1,394	1,190	2,647	2,366
Stock-based compensation	2,937	2,473	5,409	4,845
Impairment loss	—	286	—	286
Restructuring charges	—	144	336	2,017
Non-recurring legal expenses	471	170	1,119	963
Costs incurred in transition of LoJack North America business to acquiror	482	—	1,715	—
Other	483	678	1,202	822
Adjusted EBITDA	$8,301	$5,048	$16,686	$13,339

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
United States	$54,320	$49,805	$105,520	$94,871
Europe, Middle East and Africa	12,878	15,537	27,353	31,443
South America	7,625	5,687	14,150	11,729
Asia and Pacific Rim	2,794	1,704	8,195	4,043
All other	1,394	1,664	3,467	6,042
	$79,011	$74,397	$158,685	$148,128

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and six months ended August 31, 2021 and 2020.

NOTE 16 – LEGAL PROCEEDINGS

Omega patent infringement claim

On April 22, 2021, we filed our Form 10-K for the fiscal year ended February 28, 2021 which disclosed the current status of the Omega Patents LLC (“Omega”) patent infringement claim. In summary, on March 20, 2020, the U.S. District Court for the Middle District of Florida (the “Trial Court”) denied our motion for judgement as a matter of law (“JMOL”), a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement by the VPODs. On April 30, 2020, we filed a notice of appeal to the Federal Circuit. Also on April 30, 2020, Omega filed a notice of cross-appeal to the Federal Circuit. On May 6, 2021 the U.S. Court of Appeals for the Federal Circuit (the “U.S. Court of Appeals”) heard oral arguments on CalAmp’s and Omega’s appeals. On September 14, 2021 the U.S. Court of Appeals issued its decision. The U.S. Court of Appeals affirmed the judgment of infringement by CalAmp with respect to the 8.032.278 patent; however the U.S. Court of Appeal upheld CalAmp’s appeal on damages, vacated the damages award of the Trial Court and remanded the case back to the Trial Court for a new trial on damages only.

In connection with this claim, we have accrued our best estimate of the probable liability of $2.2 million as a litigation reserve related to this matter based on reasonable royalty rates for similar technologies. It is reasonably possible that the court in a new trial may award Omega damages and pre-judgment interest in excess of the amounts we have accrued.

A third party initiated an ex parte reexamination proceeding in the U.S. Patent and Trademark Office seeking to invalidate the Omega patent CalAmp was found to infringe in the litigation. That proceeding currently remains pending.

Philips patent infringement claim

On December 17, 2020, Koninklijke Philips N.V. (“Philips”) filed four separate legal actions against us, and several other companies, accusing the companies of infringing Philips’s 3G and 4G wireless standard-essential patents: (1) first, in the U.S. District Court, District of Delaware, Philips v. Quectel Wireless Solutions Co. Ltd. (“Quectel”), CalAmp, Xirgo Technologies, LLC (“Xirgo”), and Laird Connectivity, Inc. (“Laird”), Philips alleges that our location monitoring units infringe certain claims of U.S. Patent No. 7,831,271 (“the ’271 patent”), U.S. Patent No. 8,199,711 (“the ’711 patent”), U.S. Patent No. 7,554,943 (“the ’943 patent”), and U.S. Patent No. 7,944,935 (“the ’935 patent”) (all four patents collectively, the “Patents”); (2) second, in the U.S. District Court, District of Delaware, Philips v. Telit Wireless Solutions, Inc., Telit Communications Plc, (collectively, “Telit”), and CalAmp, Philips alleges that our location monitoring units and certain modules therein infringe certain claims of the Patents; (3) third, in the U.S. District Court, District of Delaware, Philips v. Thales DIS AIS USA LLC (F/K/A Gemalto IoT LLC “Gemalto”) F/K/A Cinterion Wireless Modules NAFTA LLC (“Cinterion”), Thales DIS AIS Deutschland GmbH (F/K/A Gemalto M2M GmbH), Thales USA, Inc., Thales S.A., (collectively, “Thales”), CalAmp, Xirgo, and Laird, Philips alleges that our location monitoring units infringe certain claims of the Patents, and (4) fourth, before The International Trade Commission (“ITC”), Philips v. Quectel, CalAmp, Xirgo, Laird, Thales, Gemalto, Cinterion, and Telit, Philips alleges violations of section 337 of the U.S. Tariff Act based upon our importation into the United States, the sale for importation, and the sale within the United States after importation of certain UMTS (Universal Mobile Telecommunications System) and LTE (Long Term Evolution) cellular communication modules and products containing the same by reason of our location monitoring units that allegedly infringe on certain claims of the Patents, and seeks (a) an investigation and a hearing under the Tariff Act for unlawful importation of allegedly infringing product, (b) an exclusion order excluding entry into the U.S. of all allegedly infringing communication modules, and (c) a permanent cease and desist order barring the importation, marketing, advertising, and sale of allegedly infringing products in the U.S.

All four proceedings are currently pending. The ITC anticipates issuing an initial determination on the alleged violations by January 27, 2022, and completing the ITC investigation by May 27, 2022. All three cases pending in U.S. District Court for the District of Delaware are stayed until a final determination in the ITC.

We intend to defend ourselves vigorously in these actions, and are investigating and/or asserting defenses and positions, including non-infringement, invalidity, and the “public interest factors” that must be considered by the ITC before issuing any exclusion order. If Phillips successfully proves infringement of the Patents, we could be required to pay significant monetary damages and could be precluded from importing into the U.S. certain products containing the allegedly infringing modules. However, we believe that we have strong defense and indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are codefendants in these proceedings. While it is not feasible to predict with certainty the outcome of these four legal proceedings, and no specific amount of damages has been identified, we believe that a loss is reasonably possible but not reasonably estimable. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as earnings before investment income, interest expenses, taxes, depreciation, amortization, net income (loss) from discontinued operations, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provisions, gain from legal settlement, impairment losses and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rules and regulations of the SEC regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 15, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segment and reconciliation to net income (loss).

Recent Developments

COVID-19 Impact

In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. The COVID-19 pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the actions taken or to be taken in connection with reopening efforts as containment of the COVID-19 pandemic is achieved. Because our business and operating results depend on telematics product sales, device installations and related subscription-based services, the ultimate effect of the pandemic may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the six months ended and as of August 31, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

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

As further described in Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements, the LoJack North America operations are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended August 31, 2020 and for the six months ended August 31, 2021. For the six months ended August 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021.

OPERATING RESULTS

Three months ended August 31, 2021 compared to three months ended August 31, 2020:

Unless otherwise indicated, the discussion of our results of operations provided below relates to our continuing operations and we have recast prior period amounts for purposes of historical comparisons. See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Revenue by Segment

	Three Months Ended August 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$41,434	52.4%	$33,440	44.9%	$7,994	23.9%
Telematics Products	37,577	47.6%	40,957	55.1%	(3,380)	(8.3%)
Total	$79,011	100.0%	$74,397	100.0%	$4,614	6.2%

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services are focused on three principal end markets comprised of (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. Although our business was negatively impacted by the COVID-19 pandemic in the first half of fiscal 2021, we resumed device installation and activation services soon thereafter thereby driving revenue growth in subsequent periods including the three months ended August 31, 2021.

As of August 31, 2021, our remaining contractual performance obligations were approximately $141 million, compared to $130 million as of August 31, 2020. The majority of our growth in contractual performance obligations was driven by new customer acquisitions within the government and municipality markets as well as connected car markets.

Software & Subscription Services revenue increased by $8.0 million or 23.9% for the three months ended August 31, 2021 compared to the same period last year. This increase was primarily due to a $7.6 million increase in transportation and logistics revenues, driven in large part by 3G to 4G equipment upgrades, especially with our larger customers, as well as a $1.2 million increase in connected car services revenues, primarily as a result of increased revenues in the EMEA and LATAM regions. These increases were partially offset by a decrease of $0.6 million in government and municipalities revenues, which was primarily attributable to timing of device installations and activation of services caused by the onset of the COVID-19 pandemic. Recurring revenue was $24.0 million and $25.8 million for the three months ended August 31, 2021 and 2020, respectively, and active subscribers increased by 4% in the three months ended August 31, 2021 when compared to the prior year period.

Telematics Products revenue, comprised primarily of mobile resource management (“MRM”) telematics and OEM/network products, decreased by $3.4 million or 8.3% for the three months ended August 31, 2021 compared to the same period last year. This decrease was attributable to global supply imbalances driven by the global pandemic which has created supply shortages of silicon wafers and other components used in our products, thereby limiting our ability to fulfill customer orders during the three months ended August 31, 2021. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

Gross Profit by Segment

	Three Months Ended August 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$21,332	51.5%	$16,639	49.8%	$4,693	28.2%
Telematics Products	12,038	32.0%	10,823	26.4%	1,215	11.2%
Gross profit	$33,370	42.2%	$27,462	36.9%	$5,908	21.5%

Consolidated gross profit increased by $5.9 million or 21.5% for the three months ended August 31, 2021 compared to the same period last year largely due to increased revenues in our Software & Subscription Services business. Consolidated gross margin increased by 530 basis points for the three months ended August 31, 2021 compared to the same period last year due to the increased proportion of overall revenues attributable to Software & Subscription Services as well as increased gross margins across both segments.

Software & Subscription Services: Gross profit increased by $4.7 million or 28.2% for the three months ended August 31, 2021 compared to the same period last year, primarily as a result of the $8.0 million increase in revenues described above. Gross margin increased by 170 basis points primarily due to higher than average gross margins on certain 4G equipment upgrades to support our subscription services .

Telematics Products: Gross profit increased by $1.2 million or 11.2% for the three months ended August 31, 2021 compared to the same period last year largely due to the 560 basis point increase in gross margin. The improvement in gross margin was primarily due to a $1.4 million one-time charge in the prior year period related to the resolution of a product performance matter with a customer. As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the next couple quarters we may experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Three Months Ended August 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,729	9.8%	$6,573	8.8%	$1,156	17.6%
Selling and marketing	12,047	15.2%	11,476	15.4%	571	5.0%
General and administrative	13,198	16.7%	12,177	16.4%	1,021	8.4%
Intangible asset amortization	1,394	1.8%	1,190	1.6%	204	17.1%
Restructuring	-	0.0%	144	0.2%	(144)	(100.0%)
Impairment loss	-	0.0%	286	0.4%	(286)	(100.0%)
Total	$34,368	43.5%	$31,846	42.8%	$2,522	7.9%

Consolidated research and development expense increased by $1.2 million or 17.6% for the three months ended August 31, 2021 compared to the same period last year due to increased development efforts around expanding our telematics service offering both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 9.8% for the three months ended August 31, 2021 compared to 8.8% in the prior year period. We plan to continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense increased by $0.6 million or 5.0% for the three months ended August 31, 2021 compared to the same period last year primarily due to a $0.3 million increase in compensation costs related to additions to our salesforce to drive sales of our telematics subscription services, as well as a $0.3 million increase in outside professional services costs related to our global marketing and branding efforts.

Consolidated general and administrative expenses increased by $1.0 million or 8.4% for the three months ended August 31, 2021 compared to the same period last year primarily driven by cost containment measures initiated in the prior year in response to the COVID-19 pandemic.

Amortization of intangibles increased by $0.2 million or 17.1% for the three months ended August 31, 2021 compared to the same period last year.

As described in Note 8, Restructuring Activities, to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant. In connection with this initiative, we incurred adjustments to restructuring charges of $0.1 million during the three months ended August 31, 2020, which were primarily personnel related.

Non-operating Income (Expense)

Investment income decreased to $0.4 million for the three months ended August 31, 2021 from $0.7 million for the three months ended August 31, 2020. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $3.8 million for the three months ended August 31, 2021 from $3.9 million for the three months ended August 31, 2020 due to a slightly lower level of borrowings in the current year period.

Other non-operating expense was $0.7 million for the three months ended August 31, 2021 compared to $0.2 million of other income for the three months ended August 31, 2020. The increase in other non-operating expense was primarily due to costs incurred related to the wind down and transition of the LoJack North America business during the three months ended August 31, 2021. In connection with the sale of the LoJack North America business, we entered into a transition services agreement that, as amended, extends through October 15, 2021 under which we will continue to provide certain services to Spireon, most of the cost of which will be reimbursed by Spireon.

Net Income (Loss) from Discontinued Operations, Net of Tax

The sale of the LoJack North America business was completed on March 15, 2021. There was no income or loss from discontinued operations during the three months ended August 31, 2021, but we incurred a net loss from discontinued operations, net of tax of $1.9 million during the three months ended August 31, 2020.

See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended August 31, 2021 was $5.4 million compared to a net loss of $9.5 million in the three months ended August 31, 2020. The change in the net loss was primarily driven by higher gross margins and the sale of the LoJack North America business described above under “Net Income (Loss) from Discontinued Operations, Net of Tax,” partially offset by increased operating expenses.

Adjusted EBITDA:

	Three Months Ended August 31,
(In thousands)	2021	2020	$ Change	% Change
Segment
Software & Subscription Services	$9,638	$7,695	$1,943	25.3%
Telematics Products	(378)	(1,726)	1,348	78.1%
Corporate Expenses	(959)	(921)	(38)	4.1%
Total Adjusted EBITDA	$8,301	$5,048	$3,253	64.4%

Adjusted EBITDA for Software & Subscription Services increased by $1.9 million compared to the same period last year primarily due to increased revenues and improved gross margins. Adjusted EBITDA for Telematics Products increased $1.3 million compared to the same period last year as a result of improved gross margins which more than offset the decrease in revenues. Corporate Expenses remained consistent year-over-year.

See Note 15, Segment Information and Geography Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

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

Income tax expense was $0.3 million for the three months ended August 31, 2021 and 2020.

Six months ended August 31, 2021 compared to six months ended August 31, 2020:

Revenue by Segment

	Six Months Ended August 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$76,477	48.2%	$61,213	41.3%	$15,264	24.9%
Telematics Products	82,208	51.8%	86,915	58.7%	(4,707)	(5.4%)
Total	$158,685	100.0%	$148,128	100.0%	$10,557	7.1%

Software & Subscription Services revenue increased by $15.3 million or 24.9% for the six months ended August 31, 2021 compared to the same period last year. The increase was largely driven by a $10.5 million increase in transportation and logistics revenues and a $1.7 million increase in government and municipalities revenues, both driven primarily by 3G to 4G equipment upgrades, especially with our larger customers, as well as a $3.3 million increase in connected car services revenues, primarily as a result of increased revenues in the EMEA and LATAM regions. Recurring revenue was $48.1 million and $49.6 million for the six months ended August 31, 2021 and 2020, respectively, and active subscribers increased by 4% in the six months ended August 31, 2021 when compared to the prior year period.

Telematics Products revenue decreased by $4.7 million or 5.4% for the six months ended August 31, 2021 compared to the same period last year. This decrease was attributable to global supply imbalances driven by the global pandemic which has created supply shortages of silicon wafers and other components used in our products, thereby limiting our ability to fulfill customer orders during the six months ended August 31, 2021. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

Gross Profit by Segment

	Six Months Ended August 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$38,154	49.9%	$30,347	49.6%	$7,807	25.7%
Telematics Products	27,663	33.7%	26,220	30.2%	1,443	5.5%
Gross profit	$65,817	41.5%	$56,567	38.2%	$9,250	16.4%

Consolidated gross profit increased by $9.3 million or 16.4% for the six months ended August 31, 2021 compared to the same period last year largely due to increased revenues in our Software & Subscription Services business. Consolidated gross margin increased by 330 basis points for the six months ended August 31, 2021 compared to the same period last year due to the increased proportion of overall revenues attributable to Software & Subscription Services as well as increased gross margin in our Telematics Products business.

Software & Subscription Services: Gross profit increased by $7.8 million or 25.7% for the six months ended August 31, 2021 compared to the same period last year, primarily as a result of the $15.3 million increase in revenues described above. Gross margin increased by 30 basis points primarily due to higher than average gross margin on certain 4G equipment upgrades to support our subscription services.

Telematics Products: Gross profit increased by $1.4 million or 5.5% for the six months ended August 31, 2021 compared to the same period last year largely due to the 350 basis point increase in gross margin. The improvement in gross margin was primarily due to a $1.4 million one-time charge in the prior year period related to the resolution of a product performance matter with a customer. As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the next couple quarters we may experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Six Months Ended August 31,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$14,669	9.2%	$12,509	8.4%	$2,160	17.3%
Selling and marketing	24,509	15.4%	21,913	14.8%	2,596	11.8%
General and administrative	25,884	16.3%	23,941	16.2%	1,943	8.1%
Intangible asset amortization	2,647	1.7%	2,366	1.6%	281	11.9%
Restructuring	336	0.2%	2,017	1.4%	(1,681)	(83.3%)
Impairment loss	-	0.0%	286	0.2%	(286)	(100.0%)
Total	$68,045	42.9%	$63,032	42.6%	$5,013	8.0%

Consolidated research and development expense increased by $2.2 million or 17.3% for the six months ended August 31, 2021 compared to the same period last year due to increased development efforts around expanding our telematics service offering both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 9.2% for the six months ended August 31, 2021 compared to 8.4% in the prior year period. We plan to continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense increased by $2.6 million or 11.8% for the six months ended August 31, 2021 compared to the same period last year primarily due to a $1.7 million increase in compensation costs related to additions to our salesforce to drive sales of our telematics subscription services, as well as a $0.9 million increase in outside professional services costs related to our global marketing and branding efforts.

Consolidated general and administrative expenses increased by $1.9 million or 8.1% for the six months ended August 31, 2021 compared to the same period last year primarily driven by increased compensation costs as a result of the hiring of supply chain management and operations personnel following the closure of our manufacturing facility in Oxnard, California.

Amortization of intangibles increased slightly by $0.3 million or 11.9% for the six months ended August 31, 2021 compared to the same period last year.

As described in Note 8, Restructuring Activities, to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant. We incurred restructuring charges from continuing operations of $0.3 million and $2.0 million for this initiative during the six months ended August 31, 2021 and 2020, respectively, which were primarily personnel related.

Non-operating Income (Expense)

Investment income increased to $1.1 million for the six months ended August 31, 2021 from $0.7 million for the six months ended August 31, 2020. The increase was primarily driven by improved investment returns on invested funds.

Interest expense decreased to $7.7 million for the six months ended August 31, 2021 from $7.9 million for the six months ended August 31, 2020 due to a lower level of borrowings in the current year period.

Other non-operating expense was $2.0 million for the six months ended August 31, 2021, compared to other non-operating income of $9 thousand for the six months ended August 31, 2020. This increase in other non-operating expense was primarily due to costs incurred related to the wind down, sale and transition of the LoJack North America business during the six months ended August 31, 2021. In connection with the sale of the LoJack North America business, we entered into a transition services agreement that extends through October 15, 2021 under which we will continue to provide certain services to Spireon, most of the cost of which will be reimbursed to us by Spireon.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax was $4.1 million for the six months ended August 31, 2021 compared to a net loss from discontinued operations, net of tax of $9.7 million during the six months ended August 31, 2020. The net income from discontinued operations for the six months ended August 31, 2021 was primarily driven by the $5.0 million gain on sale of discontinued operations, which was completed on March 15, 2021. The net loss from discontinued operations for the six months ended August 31, 2020 included impairment losses of $4.3 million.

See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the six months ended August 31, 2021 was $7.4 million, compared to a net loss of $23.9 million in the six months ended August 31, 2020. The decrease in the net loss was primarily driven by the sale of the LoJack North America business described above under “Net Income (Loss) from Discontinued Operations, Net of Tax,” increased revenues and higher gross margins, partially offset by increased operating expenses.

Adjusted EBITDA:

	Six Months Ended August 31,
(In thousands)	2021	2020	$ Change	% Change
Segment
Software & Subscription Services	$15,532	$14,168	$1,364	9.6%
Telematics Products	3,254	1,489	1,765	118.5%
Corporate Expenses	(2,100)	(2,318)	218	(9.4%)
Total Adjusted EBITDA	$16,686	$13,339	$3,347	25.1%

Adjusted EBITDA for Software & Subscription Services increased by $1.4 million compared to the same period last year primarily due to higher revenues, largely offset by increased operating expenses as a result of investments we are making to develop, market and sell our telematics solutions. Adjusted EBITDA for Telematics Products increased by $1.8 million compared to the same period last year primarily due to increased gross profit. Corporate Expenses increased slightly year-over-year.

See Note 15, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net income (loss).

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

Income tax expense was $0.6 million for the six months ended August 31, 2021, compared to $0.5 million in the same period last year. The $0.1 million increase in tax expense was primarily driven by an increase in pre-tax income attributable to one of our foreign subsidiaries in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2021, our primary recurring cash needs have been for working capital purposes and payment on debt obligations, and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of August 31, 2021, we have $101.1 million of cash and cash equivalents and $50 million available under our revolving credit facility.We expect to continue to finance our operations with cash on hand and cash generated from operations.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provided for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the $50 million revolving credit facility to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. As of August 31, 2021, there were no borrowings outstanding on this revolving credit facility.

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

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Sale of LoJack North America Operations

On March 14, 2021, we entered into a purchase agreement with Spireon pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for a purchase price of $8.0 million. The transaction was completed effective March 15, 2021 and we received net proceeds of approximately $6.6 million. We also entered into a Transition Service Agreement with Spireon on March 15, 2021 (“TSA”) to support Spireon in the transition of LoJack North America customers and we will continue to provide recovery services to the existing installed base of LoJack North America customers as an agent of Spireon until October 15, 2021. During this period, we will invoice Spireon for certain costs incurred in operating this business.

We also entered into a post-TSA Services Agreement with Spireon on March 15, 2021 (“SA”), under which we will continue to provide certain services related to the LoJack North America radio frequency tower infrastructure upon termination of the TSA for a period of no longer than fifty-four months after the date of the SA, as needed. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term.

PPP Loan

On April 16, 2020, we received proceeds from a loan in the amount of $10 million from JPMorgan Chase Bank, N.A., as lender (the “PPP Loan”), pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid Relief, and Economic Security Act. At the time we applied for the PPP Loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP Loan. Out of abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

Future Cash Obligations

During the second quarter of fiscal 2022, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2021 as filed with the SEC on April 22, 2021.

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

For the six months ended August 31, 2021, net cash provided by operating activities was $10.5 million and net loss was $7.4 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $23.9 million. These non-cash expenses were partially offset by non-cash revenues of $2.6 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations provided $1.0 million of cash, primarily driven by the impact of lower inventory levels, partly offset by a net decrease in accounts payable. Net cash used in discontinued operations was $0.4 million.

For the six months ended August 31, 2020, net cash provided by operating activities was $14.1 million and net loss was $23.9 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $23.7 million. These non-cash expenses were partially offset by non-cash revenues of $3.3 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations provided $9.4 million of cash, primarily driven by a reduction in accounts receivable balances as a result of the impacts of the COVID-19 pandemic that began during such period, as well as the timing of accounts payable disbursements. Net cash used in discontinued operations was $1.4 million.

Cash flow from investing activities

For the six months ended August 31, 2021 and 2020, our net cash used in investing activities of continuing operations was $6.6 million and $5.7 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $6.6 million for the six months ended August 31, 2021 compared to net cash used in investing activities of discontinued operations of $1.8 million during the six months ended August 31, 2020. The net cash provided by investing activities of discontinued operations during the six months ended August 31, 2021 is comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flow from financing activities

For the six months ended August 31, 2021 and 2020, our net cash used in financing activities was $3.1 million and $8.2 million, respectively. In each of these periods, we had payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to our employee stock purchase plan. During the six months ended August 31, 2020, we repaid our 2020 Convertible Notes of $27.6 million, as well as borrowed $20.0 million from our revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.7 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at August 31, 2021. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes were de minimus for both the six months ended August 31, 2021 and 2020.

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

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of August 31, 2021, there was no outstanding borrowing under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system which started in fiscal 2020 and continues into fiscal 2022. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during second quarter ended August 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
June 1 - June 30, 2021	-	$-	-	$-
July 1 - July 31, 2021	38,460	$12.20	-	$-
August 1 - August 31, 2021	-	$-	-	$-
Total	38,460	$12.20	-	$-

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

CALAMP CORP.

September 23, 2021	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)