Form 10-Q
period 2021-11-30
CalAmp Corp.
filed 2021-12-21
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of December 17, 2021 was 35,903,559.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	November 30,	February 28,
Assets	2021	2021
Current assets:
Cash and cash equivalents	$91,114	$94,624
Accounts receivable, net	58,589	63,325
Inventories	20,180	23,663
Prepaid expenses and other current assets	23,705	24,804
Current assets of discontinued operations	—	7,872
Total current assets	193,588	214,288
Property and equipment, net	37,962	41,081
Operating lease right-of-use assets	12,099	14,273
Deferred income tax assets	4,230	4,889
Goodwill	94,001	94,617
Other intangible assets, net	33,014	37,488
Other assets	27,397	27,169
Total assets	$402,291	$433,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,917	$4,317
Accounts payable	30,780	35,767
Accrued payroll and employee benefits	10,463	12,761
Deferred revenue	29,217	32,924
Other current liabilities	21,502	17,380
Current liabilities of discontinued operations	—	4,096
Total current liabilities	94,879	107,245
Long-term debt, net of current portion	187,679	182,154
Operating lease liabilities	13,751	17,061
Other non-current liabilities	25,801	30,487
Non-current liabilities of discontinued operations	—	1,773
Total liabilities	322,110	338,720
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 35,903 and 35,229 shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	359	352
Additional paid-in capital	239,043	233,692
Accumulated deficit	(156,784)	(137,974)
Accumulated other comprehensive loss	(2,437)	(985)
Total stockholders' equity	80,181	95,085
Total liabilities and stockholders' equity	$402,291	$433,805

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenues:
Products	$40,376	$50,129	$143,902	$141,285
Application subscriptions and other services	28,401	28,383	83,560	85,355
Total revenues	68,777	78,512	227,462	226,640
Cost of revenues:
Products	27,291	32,644	92,975	96,354
Application subscriptions and other services	13,466	14,630	40,650	42,481
Total cost of revenues	40,757	47,274	133,625	138,835
Gross profit	28,020	31,238	93,837	87,805
Operating expenses:
Research and development	7,179	6,416	21,848	18,925
Selling and marketing	13,239	11,830	37,748	33,743
General and administrative	12,775	11,962	38,659	35,903
Intangible asset amortization	1,386	1,201	4,033	3,567
Restructuring	—	(100)	336	1,917
Impairment losses	—	—	—	286
Total operating expenses	34,579	31,309	102,624	94,341
Operating loss	(6,559)	(71)	(8,787)	(6,536)
Non-operating income (expense):
Investment income	150	584	1,218	1,282
Interest expense	(3,830)	(3,880)	(11,483)	(11,814)
Other expense, net	(98)	(52)	(2,084)	(43)
Total non-operating expenses	(3,778)	(3,348)	(12,349)	(10,575)
Loss from continuing operations before income taxes	(10,337)	(3,419)	(21,136)	(17,111)
Income tax provision from continuing operations	(205)	(319)	(831)	(825)
Net loss from continuing operations	(10,542)	(3,738)	(21,967)	(17,936)
Net income (loss) from discontinued operations, net of tax	(895)	(19,942)	3,157	(29,644)
Net loss	$(11,437)	$(23,680)	$(18,810)	$(47,580)
Loss per share - continuing operations:
Basic	$(0.30)	$(0.11)	$(0.62)	$(0.52)
Diluted	$(0.30)	$(0.11)	$(0.62)	$(0.52)
Earnings (loss) per share - discontinued operations:
Basic	$(0.03)	$(0.57)	$0.09	$(0.87)
Diluted	$(0.03)	$(0.57)	$0.09	$(0.87)
Shares used in computing earnings (loss) per share:
Basic	35,475	34,599	35,156	34,292
Diluted	35,475	34,599	35,156	34,292
Comprehensive income (loss):
Net loss	$(11,437)	$(23,680)	$(18,810)	$(47,580)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,735)	1,062	(1,452)	262
Total comprehensive loss	$(13,172)	$(22,618)	$(20,262)	$(47,318)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,810)	$(47,580)
Less: Net income (loss) from discontinued operations, net of tax	3,157	(29,644)
Net loss from continuing operations	(21,967)	(17,936)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation expense	13,053	12,863
Intangible asset amortization	4,033	3,567
Stock-based compensation	8,561	8,366
Amortization of debt issuance costs and discount	7,811	7,712
Noncash operating lease cost	2,680	1,725
Revenue assigned to factors	(3,665)	(4,864)
Deferred tax assets, net	389	372
Other	209	682
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	4,192	3,800
Inventories	3,034	2,976
Prepaid expenses and other assets	403	(4,941)
Accounts payable	(4,862)	11,095
Accrued liabilities	4,016	7,409
Deferred revenue	(10,544)	(2,277)
Operating lease liabilities	(3,635)	(2,029)
Net cash provided by operating activities - continuing operations	3,708	28,520
Net cash used in operating activities - discontinued operations	(395)	(4,177)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,313	24,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	—	6,264
Purchases of marketable securities	—	(6,264)
Capital expenditures	(10,342)	(8,973)
Net cash used in investing activities - continuing operations	(10,342)	(8,973)
Net cash provided by (used in) investing activities - discontinued operations	5,721	(2,117)
NET CASH USED IN INVESTING ACTIVITIES	(4,621)	(11,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	—	10,000
Repayment of Paycheck Protection Program Loan	—	(10,000)
Proceeds from revolving credit facility, net of issuance costs	—	19,944
Repayment of 2020 Convertible Notes	—	(27,599)
Repayment of revolving credit facility	—	(20,000)
Taxes paid related to net share settlement of vested equity awards	(4,128)	(1,557)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	900	909
NET CASH USED IN FINANCING ACTIVITIES	(3,228)	(28,303)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,026	(662)
Net change in cash and cash equivalents	(3,510)	(15,712)
Cash and cash equivalents at beginning of period	94,624	107,404
Cash and cash equivalents at end of period	$91,114	$91,692

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$90,312	$118,978	$95,085	$137,919

Common stock and additional paid-in capital:
Beginning balances	236,361	226,718	234,044	220,825
Stock-based compensation expense	3,152	3,030	8,586	9,499
Shares issued on net share settlement of equity awards	(111)	(72)	(4,128)	(1,557)
Exercise of stock options and contributions to employee stock purchase plan	—	—	900	909
Ending balances	239,402	229,676	239,402	229,676

Accumulated deficit:
Beginning balances	(145,347)	(105,565)	(137,974)	(81,531)
Cumulative effect of adoption of ASC 326	—	—	—	(134)
Net loss	(11,437)	(23,680)	(18,810)	(47,580)
Ending balances	(156,784)	(129,245)	(156,784)	(129,245)

Accumulated other comprehensive income:
Beginning balances	(702)	(2,175)	(985)	(1,375)
Foreign currency translation adjustment	(1,735)	1,062	(1,452)	262
Ending balances	(2,437)	(1,113)	(2,437)	(1,113)

Total stockholders' equity, ending balances	$80,181	$99,318	$80,181	$99,318

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

In March 2020, the World Health Organization declared COVID-19 (“COVID-19” or the “pandemic”) to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium sized customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. Although our business was initially negatively impacted by the COVID-19 pandemic in the first half of fiscal 2021, we resumed device installation and activation services soon thereafter. More recently we have experienced supply shortages as a result of global supply imbalances driven by the global pandemic. These global supply imbalances have negatively impacted all parts of our business during fiscal 2022, more significantly during the three months ended November 30, 2021. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the resolution of supply chain issues and supply shortages. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of COVID-19 and the current supply shortages may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the three and nine months ended and as of November 30, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize additional material asset impairments and charges for uncollectible accounts receivable in future periods.

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2021 and our results of operations for the three and nine months ended November 30, 2021 and 2020. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2022.

All intercompany transactions and accounts have been eliminated in consolidation.

Sale of LoJack North America Operations

On January 22, 2021, we received a formal proposal from Spireon Holdings, L.P. (“Spireon”) to acquire the LoJack U.S. and Canadian SVR (“LoJack North America”) business for a purchase price of $8.0 million. Effective March 15, 2021, the Company and Spireon entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon. Operations for LoJack North America are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended November 30, 2021 and 2020. See Note 2, Discontinued Operations, for additional information.

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

Professional Services. We also provide various professional services to customers. These include project management, engineering services and installation services, which are typically distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue over time based on the proportion of total costs incurred to-date as a percentage of the total estimated cost of the contract, which is an input method.

Sales taxes. We have elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within the caption Other current liabilities until remitted to the relevant government authority.

Contract Balances. Timing of revenue recognition may differ from the timing on our invoicing to customers. Contract liabilities are comprised of billings to or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenues” in the accompanying condensed consolidated financial statements. During the three months ended November 30, 2021, we recognized $6.1 million in revenue from the deferred revenue balance of $52.8 million as of February 28, 2021. Certain incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid commissions included in prepaid expenses and other current assets and other assets was $4.7 million as of November 30, 2021, of which $2.8 million was classified as other assets.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 15, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenue by type of goods and services:
Telematics devices and accessories	$40,376	$50,129	$143,902	$141,285
Rental income and other services	3,248	5,669	10,353	13,064
Recurring application subscriptions	25,153	22,714	73,207	72,291
Total	$68,777	$78,512	$227,462	$226,640

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$40,785	$55,446	$148,908	$153,409
Revenue recognized over time	27,992	23,066	78,554	73,231
Total	$68,777	$78,512	$227,462	$226,640

Telematics devices and accessories revenue presented in the table above include devices sold in customer arrangements that include both the device and monitoring services. Recurring application subscriptions revenues include the recognition of revenue for customized devices functional only with application subscriptions.

Remaining performance obligations from continuing operations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of November 30, 2021 and February 28, 2021, we had estimated remaining performance obligations for contractually committed revenues of $149.9 million and $145.1 million, respectively. As of November 30, 2021, we expect to recognize approximately 15% in fiscal 2022 and 37% in fiscal 2023. As of February 28, 2021, we expected to recognize approximately 50% in fiscal 2022 and 22% in fiscal 2023. We have utilized the practical expedient exception within ASC 606 and exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

The allowance for doubtful accounts totaled $2.7 million and $3.7 million as of November 30, 2021 and February 28, 2021, respectively.

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

Litigation and Other Contingencies

We accrue for litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expenses in our condensed consolidated statements of comprehensive loss. Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate loss included in determining income (loss) before income taxes was ($0.1) million and ($0.1) million for the three and nine months ended November 30, 2021, respectively. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was $0.3 million and $1.1 million for the three and nine months ended November 30, 2020.

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

NOTE 2 – DISCONTINUED OPERATIONS

Effective March 15, 2021, a wholly owned subsidiary of the Company and Spireon entered into an agreement (“Sale Agreement”) pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business (“LoJack Transaction”) for an upfront cash purchase price of approximately $8.0 million. We received net proceeds of $6.6 million, based on an estimate of certain adjustments to the gross purchase price as of the closing date. On November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. This payment is reflected within net loss from discontinued operations, net of tax, for the three months ended November 30, 2021. No further adjustments to the purchase price are expected. We recognized a gain on the sale of the LoJack North America business of $4.1 million during the nine months ended November 30, 2021.

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. Subsequently, the transition period was extended and is expected to conclude in the coming months. As consideration for these services, Spireon is reimbursing us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement to commence upon the expiration of the TSA under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the transition services provided to Spireon during the three and nine months ended November 30, 2021, respectively, we incurred a total cost of $0.5 million and $3.8 million of which $0.4 million and $1.8 million was billed to Spireon for the services under the TSA and the remaining $0.1 million and $2.0 million is included as a component of “Other expense” in the unaudited condensed consolidated statements of comprehensive loss as these costs represent non-operating expenses.

We concluded that as of February 28, 2021, the LoJack North America operations were discontinued operations as the asset group was a component of an entity, the component met the criteria of held for sale, and the disposal represented a strategic shift.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended November 30, 2021 and 2020, respectively, and the unaudited condensed consolidated statements of cash flows for the nine months ended November 30, 2021 and 2020, respectively. For the nine months ended November 30, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021:

The below table presents the amounts by balance sheet classification related to our discontinued operations (in thousands):

February 28,
2021
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable, net	$5,050
Inventories	1,721
Prepaid expenses and other current assets	1,101
Total assets	$7,872
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$1,956
Deferred revenue	1,849
Other current liabilities	291
Current liabilities of discontinued operations	4,096
Non-current liabilities	1,773
Total liabilities	$5,869

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenues	$—	$9,500	$823	$25,124
Cost of revenues	—	5,733	950	16,061
Gross profit (loss)	—	3,767	(127)	9,063
Operating expenses:
Research and development	—	367	32	1,171
Selling and marketing	—	2,817	167	7,283
General and administrative	—	1,680	75	5,307
Intangible asset amortization	—	654	141	2,024
Restructuring	—	192	404	634
Impairment losses	—	17,999	—	22,288
Total operating expenses	—	23,709	819	38,707
Operating loss from discontinued operations	—	(19,942)	(946)	(29,644)
Gain (loss) on sale of discontinued operations	(895)	—	4,103	—
Net income (loss) from discontinued operations, net of tax	$(895)	$(19,942)	$3,157	$(29,644)

The amounts in the statement of cash flow that are included in discontinued operations are summarized in the following table (in thousands):

	Nine Months Ended
	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from discontinued operations, net of tax	$3,157	$(29,644)
Adjustments to reconcile net income (loss) from discontinued operations to net cash used in operating activities:
Depreciation	—	2,145
Intangible asset amortization	141	2,024
Stock-based compensation	25	1,133
Impairment losses	—	22,288
Gain on sale of discontinued operations	(4,103)	—
Noncash operating lease cost	—	2,218
Changes in operating assets and liabilities:
Accounts receivable	452	972
Inventories	425	1,943
Prepaid expenses and other current assets	4	514
Accounts payable	(331)	(3,580)
Accrued liabilities	(135)	(1,631)
Deferred revenue	(30)	(46)
Operating lease liabilities	—	(2,513)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(395)	(4,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2,117)
Net proceeds from sale of discontinued operations	5,721	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	5,721	(2,117)
Net change in cash and cash equivalents	$5,326	$(6,294)

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2021
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$35,292	$—	$35,292	$35,292	$—
Level 1:
Money market funds	12,322	—	12,322	12,322	—
Mutual funds (1)	1,177	270	1,447	—	1,447
Level 2:
Repurchase agreements	43,500	—	43,500	43,500	—
Total	$92,291	$270	$92,561	$91,114	$1,447

	As of February 28, 2021
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
	Adjusted	Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,823	$—	$38,823	$38,823	$—
Level 1:
Money market funds	12,801	—	12,801	12,801	—
Mutual funds (1)	1,810	367	2,177	—	2,177
Level 2:
Repurchase agreements	43,000	—	43,000	43,000	—
Total	$96,434	$367	$96,801	$94,624	$2,177

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of November 30, 2021, the cash surrender value of COLI was $6.3 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2021	2021
Raw materials	$8,136	$10,480
Finished goods	12,044	13,183
	$20,180	$23,663

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	Feb. 28, 2021	Additions & Adjustments, net (1)	November 30, 2021	Feb. 28, 2021	Expense	November 30, 2021	Feb. 28, 2021	November 30, 2021
Developed technology	4-6 years	$26,994	(47)	$26,947	$24,057	$1,060	$25,117	$2,937	$1,830
Tradenames	10 years	30,257	(81)	30,176	18,428	1,607	20,035	11,829	10,141
Dealer and customer relationships	10-15 years	35,270	(172)	35,098	12,902	1,491	14,393	22,368	20,705
Patents	5 years	589	—	589	235	16	251	354	338
		$93,110	$(300)	$92,810	$55,622	$4,174	$59,796	$37,488	$33,014

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	This table excludes the gross value of fully amortized intangible assets totaling $23.0 million at November 30, 2021 and February 28, 2021.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets from continuing operations was $1.4 million and $4.0 million for the three and nine months ended November 30, 2021, respectively. Amortization expense of intangible assets from continuing operations was $1.2 million and $3.6 million for the three and nine months ended November 30, 2020.

Estimated future amortization expense as of November 30, 2021 is as follows (in thousands):

2022 (remainder)	$1,389
2023	5,410
2024	4,566
2025	4,451
2026	4,144
Thereafter	13,054
$33,014

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2021	$55,437	$39,180	$94,617
Effect of exchange rate change on goodwill	(616)	—	(616)
Balance as of November 30, 2021	$54,821	$39,180	$94,001

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2021	2021
Deferred product cost	$1,974	$4,850
Deferred compensation plan assets	7,780	7,141
Lease receivables, non-current	11,803	10,403
Prepaid commissions	2,787	2,438
Other	3,053	2,337
	$27,397	$27,169

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of November 30, 2021 and February 28, 2021 (in thousands):

	Maturity	Effective	November 30,	February 28,
	Date	Interest Rate	2021	2021
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors	2020 - 2024	4.70%	6,715	8,081
Total term debt			236,715	238,081
Unamortized discount and issuance costs			(46,119)	(51,610)
Less: Current portion of long-term term debt			(2,917)	(4,317)
Long-term debt, net of current portion			$187,679	$182,154

The effective interest rates for the convertible notes include the interest on the notes and amortization of the discount. As of November 30, 2021 and February 28, 2021, the fair value of the 2025 Convertible Notes were $209 million and $212 million, respectively, based on Level 2 inputs.

2025 Convertible Notes

In July 2018, we issued debt of $230.0 million aggregate principal amount of convertible senior unsecured notes due in 2025 (“2025 Convertible Notes”). These notes require semi-annual interest payments at an annual rate of 2.00% until maturity, conversion, redemption or repurchase, which will be no later than August 1, 2025. We may redeem the notes at our option at any time on or after August 6, 2022 at a cash redemption price equal to the principal amount plus accrued interest, but only if the last reported sale price per share of our stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. The 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of both, at our election, based on an initial conversion price of $30.7450. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the 2025 Indenture. Approximately $51.9 million, net of tax, was allocated to additional paid-in capital upon issuance of these notes.

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

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with JP Morgan Chase Bank, N.A. that provides for borrowings up to $50.0 million. This revolving credit facility was extended on March 27, 2020 with a new maturity date of March 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or nine months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. On November 19, 2020, we repaid the $20.0 million borrowings outstanding under the revolving credit facility and accrued interest of $0.1 million. There were no borrowings outstanding under this revolving credit facility at November 30, 2021.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of November 30, 2021, we were in compliance with our covenants under the revolving credit facility.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income, which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million is being amortized under the interest method. During the three months ended November 30, 2021 and 2020, we recognized $0.1 million and $0.1 million of interest expense related to this debt, respectively. During the nine months ended November 30, 2021 and 2020, we recognized $0.2 million and $0.4 million of interest expense related to this debt, respectively. The revenues recognized from this arrangement of $3.7 million and $4.9 million were considered a non-cash activity in our condensed consolidated statements of cash flows for the nine months ended November 30, 2021 and 2020, respectively.

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

The following table summarizes the charges resulting from the implementation of the restructuring plan (in thousands):

	Three Months Ended November 30, 2020
	Personnel	Facilities	Total
Cost of revenues	$(28)	$145	$117
Research and development	—	—	—
Selling and marketing	4	—	4
General and administrative	(29)	—	(29)
Total	$(53)	$145	$92

	Nine Months Ended November 30, 2021			Nine Months Ended November 30, 2020
	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenues	$103	$376	$479	$245	$319	$564
Research and development	58	—	58	—	—	—
Selling and marketing	189	—	189	34	—	34
General and administrative	8	6	14	1,953	—	1,953
Total	$358	$382	$740	$2,232	$319	$2,551

Total restructuring charges of $0.2 million for the three months ended November 30, 2020 were included as part of discontinued operations. Total restructuring charges of $0.4 million and $0.6 million for the nine months ended November 30, 2021 and 2020 were included as part of discontinued operations, respectively.

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2021	$2,637	$891	$3,528
Charges	358	382	740
Payments	(2,755)	(305)	(3,060)
Restructuring liabilities as of November 30, 2021	$240	$968	$1,208

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	November 30, 2021	February 28, 2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,099	$14,273

Liabilities
Operating lease liabilities (current)	Other current liabilities	$4,821	$4,926
Operating lease liabilities (non-current)	Operating lease liabilities	13,751	17,061
Total lease liabilities		$18,572	$21,987

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Operating lease cost	$1,209	$1,763	$3,497	$5,127
Short-term lease cost	15	59	46	238
Variable lease cost	121	108	324	337
Total lease cost	$1,345	$1,930	$3,867	$5,702

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Nine Months Ended
	November 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,396	$5,682
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,014	$5,425
Weighted average remaining lease term	4.25 years	4.71 years
Weighted average discount rate	5.18%	5.17%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of November 30, 2021 (in thousands):

Remainder of 2022	$1,399
2023	5,450
2024	5,069
2025	3,413
2026	2,707
Thereafter	2,123
Total minimum lease payments	20,161
Less imputed interest	(1,589)
Present value of future minimum lease payments	18,572
Less current obligations under leases	(4,821)
Long-term lease obligations	$13,751

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.2 million and $0.8 million for the three and nine months ended November 30, 2021, respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended November 30, 2021, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

The calculation of the basic and diluted loss per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Net loss from continuing operations	$(10,542)	$(3,738)	(21,967)	(17,936)
Net income (loss) from discontinued operations, net of tax	(895)	(19,942)	3,157	(29,644)
Net loss	$(11,437)	$(23,680)	$(18,810)	$(47,580)

Basic weighted average number of common shares outstanding	35,475	34,599	35,156	34,292
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	—
Diluted weighted average number of common shares outstanding	35,475	34,599	35,156	34,292

Basic net income (loss) per common share:
Loss from continuing operations	$(0.30)	$(0.11)	$(0.62)	$(0.52)
Income (loss) from discontinued operations	$(0.03)	$(0.57)	$0.09	$(0.87)
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.30)	$(0.11)	$(0.62)	$(0.52)
Income (loss) from discontinued operations	$(0.03)	$(0.57)	$0.09	$(0.87)

All outstanding options and restricted stock units for the three and nine months ended November 30, 2021 and 2020 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the 2025 Convertible Notes. It is our intent to settle the principal amount of these notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted earnings per share. From the time of the issuance of the notes, the average market price of our common stock has been less than the initial conversion price of the notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the notes.

NOTE 12 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Cost of revenues	$66	$172	$82	$480
Research and development	726	717	2,240	1,940
Selling and marketing	856	611	2,146	1,602
General and administrative	1,655	1,146	4,061	3,469
Restructuring	—	—	—	875
Other non-operating expense	(151)	—	32	—
	$3,152	$2,646	$8,561	$8,366

Changes in our outstanding stock options during the nine months ended November 30, 2021 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2021	778	$16.01	6.0
Granted	—	—
Exercised	(33)	7.53
Forfeited or expired	(76)	16.49
Outstanding at November 30, 2021	669	$16.37	5.6	$39
Exercisable at November 30, 2021	543	$16.33	5.1	$20

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2021 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2021	3,053	$10.61
Granted	1,296	12.20
Vested	(918)	11.81	336
Forfeited	(485)	10.78
Outstanding at November 30, 2021	2,946	$10.89

As of November 30, 2021, there was $24.4 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.3 years.

NOTE 13 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 21% and 20% of our consolidated revenue for the three and nine months ended November 30, 2021, respectively, and 21% and 18% of our consolidated revenue for the three and nine months ended November 30, 2020, respectively. The same customer accounted for 21% and 25% of our consolidated accounts receivable at November 30, 2021 and February 28, 2021, respectively.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts and products. These suppliers are located in Mexico and Asia, including China. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturer’s plant or warehouse. For the three and nine months ended November 30, 2021, four of our suppliers accounted for approximately 44% and 52% of our total inventory purchases, respectively. For the three and nine months ended November 30, 2020, four of our suppliers accounted for approximately 66% and 64% of our total inventory purchases, respectively. As identified below, two manufacturers accounted for more than 10% of our accounts payable as follows (rounded):

	November 30,	February 28,
	2021	2021
Accounts payable:
Supplier A	15%	11%
Supplier B	7%	17%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another manufacturer or supplier.

NOTE 14 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2021	2021
Operating lease liabilities	$4,821	$4,926
Warranty reserves	1,891	1,257
Customer deposits	3,186	2,472
Omega litigation reserve	2,200	2,200
Other (1)	9,404	6,525
	$21,502	$17,380

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2021	2021
Deferred revenue	$14,491	$19,893
Deferred compensation plan liability	7,806	6,992
Deferred tax liability	208	178
Other	3,296	3,424
	$25,801	$30,487

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Interest expense on 2025 Convertible Notes:
Stated interest at 2.000% per annum	$1,150	1,150	$3,476	3,463
Amortization of discount and issue costs	2,557	2,374	7,585	7,014
	3,707	3,524	11,061	10,477
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	—	—	—	93
Amortization of discount and issue costs	—	—	—	289
	—	—	—	382
Other interest expense	123	356	422	955
Total interest expense	$3,830	$3,880	$11,483	$11,814

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2021	2020

Interest expense paid	$2,452	$2,983
Income tax paid, net of refunds	$400	$653

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

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programing Interfaces (“APIs”) to deliver full-featured IoT solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of revenues and costs for customized devices functional only with application subscriptions that are not sold separately.

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

Segment information is as follows (in thousands):

	Three Months Ended November 30, 2021				Three Months Ended November 30, 2020
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$36,602	$32,175		$68,777	$34,052	$44,460		$78,512
Gross profit	$18,128	$9,892		$28,020	$17,225	$14,013		$31,238
Gross margin	50%	31%		41%	51%	32%		40%
Adjusted EBITDA	$6,699	$(2,808)	$(900)	$2,991	$9,004	$869	$(1,010)	$8,863

	Nine Months Ended November 30, 2021				Nine Months Ended November 30, 2020
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$113,079	$114,383		$227,462	$95,265	$131,375		$226,640
Gross profit	$56,282	$37,555		$93,837	$47,572	$40,233		$87,805
Gross margin	50%	33%		41%	50%	31%		39%
Adjusted EBITDA	$22,231	$446	$(3,000)	$19,677	$23,172	$2,358	$(3,328)	$22,202

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Net loss	$(11,437)	$(23,680)	$(18,810)	$(47,580)
Less: net income (loss) from discontinued operations	(895)	(19,942)	$3,157	$(29,644)
Net loss from continuing operations	$(10,542)	$(3,738)	$(21,967)	$(17,936)

Investment income	(150)	(584)	(1,218)	(1,282)
Interest expense	3,830	3,880	11,483	11,814
Income tax provision	205	319	831	825
Depreciation	4,581	4,367	13,053	12,863
Amortization of intangible assets	1,386	1,201	4,033	3,567
Stock-based compensation	3,152	2,646	8,561	7,491
Restructuring charges	—	(100)	336	1,917
Non-recurring legal expenses	213	205	1,332	1,168
Costs incurred in transition of LoJack North America business to acquiror	69	—	1,784	—
Other	247	667	1,449	1,775
Adjusted EBITDA	$2,991	$8,863	$19,677	$22,202

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
United States	$44,613	$51,323	$150,133	$146,192
EMEA	12,097	13,772	39,450	45,214
LATAM	5,537	7,349	19,687	19,078
APAC	5,760	5,017	15,534	11,597
All other	770	1,051	2,658	4,559
	$68,777	$78,512	$227,462	$226,640

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and nine months ended November 30, 2021 and 2020.

NOTE 16 – LEGAL PROCEEDINGS

Omega patent infringement claim

On April 22, 2021, we filed our Form 10-K for the fiscal year ended February 28, 2021 which disclosed the current status of the Omega Patents LLC (“Omega”) patent infringement claim. In summary, on March 20, 2020, the U.S. District Court for the Middle District of Florida (the “Trial Court”) denied our motion for judgement as a matter of law (“JMOL”), a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5 per unit and motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement by the VPODs. On April 30, 2020, we filed a notice of appeal to the Federal Circuit. Also on April 30, 2020, Omega filed a notice of cross-appeal to the Federal Circuit. On May 6, 2021 the U.S. Court of Appeals for the Federal Circuit (the “U.S. Court of Appeals”) heard oral arguments on CalAmp’s and Omega’s appeals. On September 14, 2021 the U.S. Court of Appeals issued its decision. The U.S. Court of Appeals affirmed the judgment of infringement by CalAmp with respect to the 8,032,278 patent; however the U.S. Court of Appeal upheld CalAmp’s appeal on damages, vacated the damages award of the Trial Court and remanded the case back to the Trial Court for a new trial on damages only.

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

Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium sized customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. The pandemic has also created certain global supply imbalances resulting in supply shortages in certain components that we use, which has negatively impacted our business and operating results, both in the form of reduced availability of devices as well as increased costs to procure available devices. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and resolution of supply chain issues and supply shortages. Because our business and operating results depend on telematics product sales, device installations and related subscription-based services, the ultimate effect of the pandemic may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the nine months ended and as of November 30, 2021, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions and inflationary impacts, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Sale of LoJack North America Operations

Effective March 15, 2021, the Company and Spireon entered into an agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon and we received net proceeds from Spireon of $6.6 million. On November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. This payment is reflected within net loss from discontinued operations, net of tax, for the three months ended November 30, 2021. No further adjustments to the purchase price are expected. We recognized a gain on the sale of the LoJack North America business of $4.1 million during the nine months ended November 30, 2021.

As further described in Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements, the LoJack North America operations are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended November 30, 2021 and November 30, 2020. For the nine months ended November 30, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021.

OPERATING RESULTS

Three months ended November 30, 2021 compared to three months ended November 30, 2020:

Unless otherwise indicated, the discussion of our results of operations provided below relates to our continuing operations and we have recast prior period amounts for purposes of historical comparisons. See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Revenue by Segment

	Three Months Ended November 30,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$36,602	53.2%	$34,052	43.4%	$2,550	7.5%
Telematics Products	32,175	46.8%	44,460	56.6%	(12,285)	(27.6%)
Total	$68,777	100.0%	$78,512	100.0%	$(9,735)	(12.4%)

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services are focused on three principal end markets comprised of (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. Although our business was initially negatively impacted by COVID-19 in the first half of fiscal 2021, we resumed device installation and activation services soon thereafter. More recently we have experienced supply shortages driven by global supply imbalances driven by the global pandemic, which have negatively impacted all parts of our business in the current fiscal year. These supply imbalances have created supply shortages of silicon wafers and other components used in our products and the devices we utilize to deliver our subscription services. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

As of November 30, 2021, our remaining contractual performance obligations were approximately $149.9 million, compared to $135.2 million as of November 30, 2020. The majority of our growth in remaining contractual performance obligations was driven by new customer acquisitions within the government and municipality markets and connected car markets as well as the conversion of several significant telematics products customers to multi-year subscription contracts.

Software & Subscription Services revenue increased by $2.6 million or 7.5% for the three months ended November 30, 2021 compared to the same period last year. This increase was primarily due to a $3.7 million increase in transportation and logistics revenues. Recurring revenue was $25.2 million and $22.7 million for the three months ended November 30, 2021 and 2020, respectively, and active subscribers increased by 9% in the three months ended November 30, 2021 when compared to the prior year period. As mentioned above, supply shortages have negatively impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue, comprised primarily of mobile resource management (“MRM”) telematics and OEM/network products, decreased by $12.3 million or 27.6% for the three months ended November 30, 2021 compared to the same period last year. This decrease was attributable to global supply imbalances described above, thereby limiting our ability to fulfill customer orders during the three months ended November 30, 2021.

Gross Profit by Segment

	Three Months Ended November 30,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$18,128	49.5%	$17,225	50.6%	$903	5.2%
Telematics Products	9,892	30.7%	14,013	31.5%	(4,121)	(29.4%)
Gross profit	$28,020	40.7%	$31,238	39.8%	$(3,218)	(10.3%)

Consolidated gross profit decreased by $3.2 million or 10.3% for the three months ended November 30, 2021 compared to the same period last year largely due to decreased revenues in our Telematics Products business. Consolidated gross margin increased by 90 basis points for the three months ended November 30, 2021 compared to the same period last year primarily due to the increased proportion of overall revenues attributable to Software & Subscription Services.

Software & Subscription Services: Gross profit increased by $0.9 million or 5.2% for the three months ended November 30, 2021 compared to the same period last year, primarily as a result of increased revenues. Gross margin decreased by 110 basis points primarily due to subscription mix.

Telematics Products: Gross profit decreased by $4.1 million or 29.4% for the three months ended November 30, 2021 compared to the same period last year primarily due to decreased revenues. Gross margin decreased slightly by 80 basis points primarily due to product mix. As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the coming quarters we may experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Three Months Ended November 30,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,179	10.4%	$6,416	8.2%	$763	11.9%
Selling and marketing	13,239	19.2%	11,830	15.1%	1,409	11.9%
General and administrative	12,775	18.6%	11,962	15.2%	813	6.8%
Intangible asset amortization	1,386	2.0%	1,201	1.5%	185	15.4%
Restructuring	—	0.0%	(100)	(0.1%)	100	(100.0%)
Total	$34,579	50.2%	$31,309	39.9%	$3,270	10.4%

Consolidated research and development expense increased by $0.8 million or 11.9% for the three months ended November 30, 2021 compared to the same period last year due to increased development efforts around expanding our telematics service offering both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 10.4% for the three months ended November 30, 2021 compared to 8.2% in the prior year period. We plan to continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense increased by $1.4 million or 11.9% for the three months ended November 30, 2021 compared to the same period last year primarily due to a $1.1 million increase in compensation costs related to additions to our salesforce to drive sales of our telematics subscription services.

Consolidated general and administrative expenses increased by $0.8 million or 6.8% for the three months ended November 30, 2021 compared to the same period last year primarily driven by cost containment measures undertaken in the prior year in response to COVID-19.

Amortization of intangibles increased by $0.2 million or 15.4% for the three months ended November 30, 2021 compared to the same period last year.

As described in Note 8, Restructuring Activities, to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant.

Non-operating Income (Expense)

Investment income decreased to $0.2 million for the three months ended November 30, 2021 from $0.6 million for the three months ended November 30, 2020. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $3.8 million for the three months ended November 30, 2021 from $3.9 million for the three months ended November 30, 2020 due to a slightly lower level of borrowings in the current year period.

Other non-operating expense was approximately flat at $0.1 million for the three months ended November 30, 2021 compared to the three months ended November 30, 2020.

Net Income (Loss) from Discontinued Operations, Net of Tax

The sale of the LoJack North America business was completed on March 15, 2021. There was $0.9 million loss from discontinued operations during the three months ended November 30, 2021, but we incurred a net loss from discontinued operations, net of tax of $19.9 million during the three months ended November 30, 2020, which was largely driven by impairment losses of $18.0 million.

See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended November 30, 2021 was $11.4 million compared to a net loss of $23.7 million in the three months ended November 30, 2020. The change in the net loss was primarily driven by higher gross margins and the sale of the LoJack North America business described above under “Net Income (Loss) from Discontinued Operations, Net of Tax,” partially offset by increased operating expenses.

Adjusted EBITDA:

	Three Months Ended November 30,
(In thousands)	2021	2020	$ Change	% Change
Segment
Software & Subscription Services	$6,699	$9,004	$(2,305)	(25.6%)
Telematics Products	(2,808)	869	(3,677)	(423.1%)
Corporate Expenses	(900)	(1,010)	110	10.9%
Total Adjusted EBITDA	$2,991	$8,863	$(5,872)	(66.3%)

Adjusted EBITDA for Software & Subscription Services decreased $2.3 million compared to the same period last year primarily due to increased operating expenses as a result of investments we are making to develop, market and sell our telematics solutions, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $3.7 million compared to the same period last year as a result of the decrease in revenues. Corporate Expenses remained consistent year-over-year.

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

Income tax expense was $0.2 million for the three months ended November 30, 2021, compared to $0.3 million in the same period last year. The $0.1 million decrease in tax expense was primarily driven by a decrease in pre-tax income attributable to one of our foreign subsidiaries in the current period.

Nine months ended November 30, 2021 compared to nine months ended November 30, 2020:

Revenue by Segment

	Nine Months Ended November 30,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$113,079	49.7%	$95,265	42.0%	$17,814	18.7%
Telematics Products	114,383	50.3%	131,375	58.0%	(16,992)	(12.9%)
Total	$227,462	100.0%	$226,640	100.0%	$822	0.4%

Software & Subscription Services revenue increased by $17.8 million or 18.7% for the nine months ended November 30, 2021 compared to the same period last year. The increase was largely driven by a $14.2 million increase in transportation and logistics revenues and a $1.5 million increase in government and municipalities revenues, both driven primarily by 3G to 4G equipment upgrades, especially with our larger customers, as well as a $5.5 million increase in connected car services revenues, primarily as a result of increased revenues in the EMEA and LATAM regions. Recurring revenue was $73.2 million and $72.3 million for the nine months ended November 30, 2021 and 2020, respectively, and active subscribers increased by 9% in the nine months ended November 30, 2021 when compared to the prior year period.

Telematics Products revenue decreased by $17.0 million or 12.9% for the nine months ended November 30, 2021 compared to the same period last year. This decrease was attributable to global supply imbalances described above, thereby limiting our ability to fulfill customer orders during the nine months ended November 30, 2021.

Gross Profit by Segment

	Nine Months Ended November 30,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$56,282	49.8%	$47,572	49.9%	$8,710	18.3%
Telematics Products	37,555	32.8%	40,233	30.6%	(2,678)	(6.7%)
Gross profit	$93,837	41.3%	$87,805	38.7%	$6,032	6.9%

Consolidated gross profit increased by $6.0 million or 6.9% for the nine months ended November 30, 2021 compared to the same period last year largely due to increased revenues in our Software & Subscription Services business. Consolidated gross margin increased by 260 basis points for the nine months ended November 30, 2021 compared to the same period last year primarily due to the increased proportion of overall revenues attributable to Software & Subscription Services as well as increased gross margin in our Telematics Products business.

Software & Subscription Services: Gross profit increased by $8.7 million or 18.3% for the nine months ended November 30, 2021 compared to the same period last year, primarily as a result of the $17.8 million increase in revenues described above.

Telematics Products: Gross profit decreased by $2.7 million or 6.7% for the nine months ended November 30, 2021 compared to the same period last year primarily as a result of the $17.0 decrease in revenues described above. As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components.

Operating Expenses

	Nine Months Ended November 30,
	2021		2020
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$21,848	9.6%	$18,925	8.4%	$2,923	15.4%
Selling and marketing	37,748	16.6%	33,743	14.9%	4,005	11.9%
General and administrative	38,659	17.0%	35,903	15.8%	2,756	7.7%
Intangible asset amortization	4,033	1.8%	3,567	1.6%	466	13.1%
Restructuring	336	0.1%	1,917	0.8%	(1,581)	(82.5%)
Impairment loss	—	0.0%	286	0.1%	(286)	(100.0%)
Total	$102,624	45.1%	$94,341	41.6%	$8,283	8.8%

Consolidated research and development expense increased by $2.9 million or 15.4% for the nine months ended November 30, 2021 compared to the same period last year due to increased development efforts around expanding our telematics service offering both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 9.6% for the nine months ended November 30, 2021 compared to 8.4% in the prior year period. We plan to continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense increased by $4.0 million or 11.9% for the nine months ended November 30, 2021 compared to the same period last year primarily due to a $2.1 million increase in compensation costs related to additions to our salesforce to drive sales of our telematics subscription services, as well as a $0.5 million increase in outside professional services costs related to our global marketing and branding efforts.

Consolidated general and administrative expenses increased by $2.8 million or 7.7% for the nine months ended November 30, 2021 compared to the same period last year primarily driven by increased compensation costs as a result of the hiring of supply chain management and operations personnel following the closure of our manufacturing facility in Oxnard, California, as well as cost containment measures undertaken in the prior year in response to the COVID-19 pandemic.

Amortization of intangibles increased by $0.5 million or 13.1% for the nine months ended November 30, 2021 compared to the same period last year.

As described in Note 8, Restructuring Activities, to the accompanying condensed consolidated financial statements, during fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalize certain leased properties that were vacant. We incurred restructuring charges from continuing operations of $0.3 million and $1.9 million for this initiative during the nine months ended November 30, 2021 and 2020, respectively, which were primarily personnel related.

Non-operating Income (Expense)

Investment income decreased slightly to $1.2 million for the nine months ended November 30, 2021 from $1.3 million for the nine months ended November 30, 2020.

Interest expense decreased to $11.5 million for the nine months ended November 30, 2021 from $11.8 million for the nine months ended November 30, 2020 due to a lower level of borrowings in the current year period.

Other non-operating expense was $2.1 million for the nine months ended November 30, 2021, compared to other non-operating expense of $43 thousand for the nine months ended November 30, 2020. This increase in other non-operating expense was primarily due to costs incurred related to the wind-down, sale and transition of the LoJack North America business during the nine months ended November 30, 2021. In connection with the sale of the LoJack North America business, we entered into a transition services agreement that is expected to end in the coming months under which we will continue to provide certain services to Spireon, a portion of the cost of which will be reimbursed to us by Spireon.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax was $3.2 million for the nine months ended November 30, 2021 compared to a net loss from discontinued operations, net of tax of $29.6 million during the nine months ended November 30, 2020. The net income from discontinued operations for the nine months ended November 30, 2021 was primarily driven by the $4.1 million gain on sale of discontinued operations, which was completed on March 15, 2021. The net loss from discontinued operations for the nine months ended November 30, 2020 included impairment losses of $22.3 million.

See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the nine months ended November 30, 2021 was $18.8 million, compared to a net loss of $47.6 million in the nine months ended November 30, 2020. The decrease in the net loss was primarily driven by the sale of the LoJack North America business described above under “Net Income (Loss) from Discontinued Operations, Net of Tax” and higher gross margins, partially offset by increased operating expenses.

Adjusted EBITDA:

	Nine Months Ended November 30,
(In thousands)	2021	2020	$ Change	% Change
Segment
Software & Subscription Services	$22,231	$23,172	$(941)	(4.1%)
Telematics Products	446	2,358	(1,912)	(81.1%)
Corporate Expenses	(3,000)	(3,328)	328	9.9%
Total Adjusted EBITDA	$19,677	$22,202	$(2,525)	(11.4%)

Adjusted EBITDA for Software & Subscription Services decreased $0.9 million compared to the same period last year primarily due to increased operating expenses as a result of investments we are making to develop, market and sell our telematics solutions, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $1.9 million compared to the same period last year primarily due to lower revenues. Corporate Expenses decreased slightly year-over-year.

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

Income tax expense was $0.8 million for the nine months ended November 30, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2021, our primary recurring cash needs have been for working capital purposes and payment on debt obligations, and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations. As we continue to grow our customer base and increase our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of November 30, 2021, we have $91.1 million of cash and cash equivalents and $50 million available under our revolving credit facility.We expect to continue to finance our operations with cash on hand and cash generated from operations.

On March 30, 2018, we entered into a revolving credit facility with JPMorgan Chase Bank, N.A. that provided for borrowings of up to $50 million. On March 27, 2020, we entered into an amendment of the $50 million revolving credit facility to extend the term to March 30, 2022. Borrowings under this revolving credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. This revolving credit facility contains financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other noncash charges (EBITDA) and minimum debt coverage ratios. As of November 30, 2021, there were no borrowings outstanding on this revolving credit facility.

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

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Sale of LoJack North America Operations

On March 14, 2021, we entered into an agreement with Spireon pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for a purchase price of $8.0 million. The transaction was completed effective March 15, 2021 and we received net proceeds of approximately $6.6 million. Subsequently, on November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. This payment is reflected within net loss from discontinued operations, net of tax, for the three months ended November 30, 2021. No further adjustments to the purchase price are expected. We also entered into a Transition Service Agreement with Spireon on March 15, 2021 (“TSA”) to support Spireon in the transition of LoJack North America customers and we will continue to provide recovery services to the existing installed base of LoJack North America customers as an agent of Spireon until the termination of the TSA, which is expected to occur in the coming months. During this period, we will invoice Spireon for certain costs incurred in operating this business.

We also entered into a post-TSA Services Agreement with Spireon on March 15, 2021 (“SA”), under which we will continue to provide certain services related to the LoJack North America radio frequency tower infrastructure upon termination of the TSA for a period of no longer than fifty-four months after the termination of the TSA, as needed. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term.

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

Future Cash Obligations

During the third quarter of fiscal 2022, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2021 as filed with the SEC on April 22, 2021.

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

Our significant customers are located in the United States as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collections experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Since we are paying our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, we have historically generated positive cash flows from operating activities.

For the nine months ended November 30, 2021, net cash provided by operating activities was $3.3 million and net loss was $18.8 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $36.7 million. These non-cash expenses were partially offset by non-cash revenues of $3.7 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $7.4 million of cash, mainly as a result of the decrease in deferred revenue partially offset by the decrease in accounts receivable. The decrease in deferred revenue was driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. The decrease in accounts receivable was primarily due to decreased sales levels as well as collection timing. Net cash used in discontinued operations was $0.4 million.

For the nine months ended November 30, 2020, net cash provided by operating activities was $24.3 million and net loss was $47.6 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $35.3 million. These non-cash expenses were partially offset by non-cash revenues of $4.9 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations provided $16.0 million of cash, primarily driven by the timing of accounts payable disbursements as well as a reduction in accounts receivable balances as a result of the impacts of the COVID-19 pandemic that began during such period. Net cash used in discontinued operations was $4.2 million.

Cash flow from investing activities

For the nine months ended November 30, 2021 and 2020, our net cash used in investing activities of continuing operations was $10.3 million and $9.0 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $5.7 million for the nine months ended November 30, 2021 compared to net cash used in investing activities of discontinued operations of $2.1 million during the nine months ended November 30, 2020. The net cash provided by investing activities of discontinued operations during the nine months ended November 30, 2021 is comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flow from financing activities

For the nine months ended November 30, 2021 and 2020, our net cash used in financing activities was $3.2 million and $28.3 million, respectively. In each of these periods, we had payments for taxes related to the net share settlement of vested equity awards and the proceeds from the exercise of stock options and contributions to our employee stock purchase plan. During the nine months ended November 30, 2020, we repaid our 2020 Convertible Notes of $27.6 million, as well as borrowed and repaid $20.0 million from our revolving credit facility.

We continue to monitor the impact of the pandemic on our operating results and liquidity as it has had an unfavorable impact on our financial condition and results of operations and we believe the pandemic may continue to have an unfavorable impact going forward.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, the phased implementation of our ERP system, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2021 as filed with the SEC on April 22, 2021. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $2.4 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at November 30, 2021. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes were de minimus for both the nine months ended November 30, 2021 and 2020.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operations.

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

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of November 30, 2021, there was no outstanding borrowing under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system which started in fiscal 2020 and continues into fiscal 2022. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2021, as filed with the SEC on April 22, 2021, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results, as well as the information contained in this Quarterly Report, including the risk factors below, and our other reports and registration statements filed with the SEC.

Our accelerated supply chain diversification program, component shortages and uncertainty in international trade relations with China have adversely impacted us and may have a material adverse effect on our business, results of operations and financial condition.

We accelerated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. This program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. These factors attributed to various supply disruptions, including component shortages. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist for some time. Additionally, our contract manufacturers’ supply shortages as a result of the pandemic have impacted our business, customer relationships and as described in this Quarterly Report, have also impacted our results of operations.

More recently we have experienced supply shortages driven by global supply imbalances driven by the global pandemic, which negatively impacted all parts of our business. These supply imbalances have created supply shortages of silicon wafers and other components used in our products and the devices we utilize to deliver our subscription services and our telematics products. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

Because some of our components, assemblies and electronics manufacturing services are purchased from sole source suppliers or require long lead times, our business is subject to unexpected interruptions, which has adversely affected our ability to bring products to market, may damage our reputation and has adversely affected our results of operations.

We operate a primarily outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Some of our key components are complex to manufacture and have long lead times. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. Recently we have experienced a delay in product shipments and revenues and profitability have been affected. In some circumstances, we have been unable to meet our customer demand and if these supply imbalances continue, we may fail to meet our contractual obligations. Accordingly, if these interruptions continue at this severity and we are unable to meet customer demands in the future, this could result in the payment of significant damages by us to our customers, a decline in net revenue and a loss of market share as our customers could choose to purchase competing products, all of which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of the pandemic, any natural disaster, trade war, political unrest, economic instability, equipment failure or other cause could continue to materially harm our business, customer relationships and results of operations.

ITEM 5. OTHER INFORMATION

The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 5.02 thereof.

Amended and Restated Employment Agreements

On December 16, 2021, the Company entered into an Amended and Restated Employment Agreement with each of Anand Rau and Arym Diamond, on December 17, 2021, the Company entered into an Amended and Restated Employment Agreement with Kurt Binder and on December 18, 2021, the Company entered into an Amended and Restated Employment Agreement with Jeffrey Gardner (collectively, the “Amended Employment Agreements” and individually, an “Amended Employment Agreement”), in each case, effective as of November 5, 2021.  Each Amended Employment Agreement amends and restates the employment agreements previously entered into between the Company and each executive.

The terms and conditions of the Amended Employment Agreements remain the same as in the original employment agreements, but were modified in the following ways:

•	Each Amended Employment Agreement is terminable “at will” with or without notice, and, unlike the prior employment agreement, is not subject to a specified term or automatic renewal term.
•

Messrs. Binder, Rau, and Diamond are entitled to receive annual base salaries of $388,500, $312,000, and $309,000, respectively, each of which was increased from $370,000, $300,000, and $300,000, respectively, under the prior employment agreements.

•

Upon a termination by us without “cause” or by the executive for “good reason” (each as defined in the Amended Employment Agreements), then the executive will be entitled to receive the same payments and benefits as in the prior employment agreements, except that:

•

The amount of the cash severance will be the sum of (i) 12 months (18 months for Mr. Gardner) of annual base salary (increased from 12 months for Mr. Gardner, 6 months for Mr. Binder and 3 months for Messrs. Diamond and Rau), (ii) any earned but unpaid bonus, and (iii) a pro-rated portion of his target bonus for year of termination.  Messrs. Diamond and Rau will also be entitled to receive continued COBRA coverage for 12 months (increased from 6 months), and for Mr. Gardner 18 months (increased from 12 months).

•

Additionally, (i) any unvested equity awards granted prior to 2021 will continue to vest for 12 months following termination, and (ii) any options that are exercisable or become exercisable will remain exercisable for up to 12 months (in each case, increased from 6 months for Mr. Binder and 3 months for Messrs. Diamond and Rau) following termination.  Any unvested equity awards granted during or after 2021 will be forfeited and canceled.

•

Upon a termination by us without cause or by the executive for good reason during the 3-month period preceding or the 12-month period following a change of control, then the executive will be entitled to receive the same payments and benefits as in the prior employment agreements, except that he will receive an amount equal to his target bonus (increased from a pro-rated portion of his target bonus), and for Mr. Gardner two times his target bonus.  Additionally, for Messrs. Gardner and Binder, any options that are exercisable or become exercisable will remain exercisable for up to 6 months following termination (decreased from 24 months for Mr. Gardner and 12 months for Mr. Binder).

•

Each of the Amended Employment Agreements was revised to include a standard non-disparagement provision to cover the term of each named executive officer’s employment and any period following his termination of employment for any reason.

•	In addition, Mr. Rau’s Amended Employment Agreement was revised to reflect his change in position from SVP, Engineering to Chief Technology Officer.

The foregoing summary of the material changes to terms of the Amended Employment Agreements are qualified in their entirety by the full terms and conditions of the Amended Employment Agreements for each of Mr. Gardner, Mr. Binder, Mr. Rau and Mr. Diamond, copies of which are filed as Exhibits 10.3, 10.4, 10.1 and 10.2, respectively, to this Form 10-Q, and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit 10.1	Employment Agreement between the Company and Anand Rau dated December 16, 2021

Exhibit 10.2	Employment Agreement between the Company and Arym Diamond dated December 16, 2021

Exhibit 10.3	Employment Agreement between the Company and Jeffery Gardner dated December 18, 2021

Exhibit 10.4	Employment Agreement between the Company and Kurtis Binder dated December 17, 2021

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	Inline XBRL Instance Document

101 .SCH	Inline XBRL Taxonomy Extension Schema Document

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document

101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

December 21, 2021	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)