Form 10-K
period 2022-02-28
CalAmp Corp.
filed 2022-04-28
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2022

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

As of August 31, 2021, the aggregate market value of shares held by non-affiliates of the registrant was approximately $336.3 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company. As of April 21, 2022, there were 36,058,448 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS

Company Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”) is a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, and consumer vehicles by providing solutions that track, monitor, and recover their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world.

Currently, CalAmp is generating data for a global customer portfolio across an installed base of approximately 10 million devices reporting to our cloud-based platform. The magnitude and diversity of this data generation has played an instrumental role in the development of our flexible and scalable cloud platform, the CalAmp Telematics Cloud™ (“CTC”). CTC’s ability to ingest vast amounts and types of data is critical to the company’s long-term strategy of providing differentiated insights to customers with a wide variety of needs and use cases. The platform also serves as the backbone for CalAmp’s software applications, which offer user-friendly interfaces to interact with the data and insights produced at the edge and in the cloud. Finally, to better address customer needs and enable a focused investment strategy, CalAmp is focused on enabling partnerships with third-party organizations, integrating devices, services, and application features into our consolidated solutions.

CalAmp’s ability to provide a full stack solution to end-users across the globe uniquely positions the company to capitalize on a $62 billion total addressable market (“TAM”) that is growing at a 5-year compounded annual growth rate of approximately 20%.1 The market in which we compete is highly fragmented, with the majority of competitors serving a range of subsets of CalAmp’s addressable market. We believe that this fragmentation will allow CalAmp to offer unparalleled value through a consolidated solution set. The company is focusing on transforming towards this vision by building out data-driven solutions, a robust portfolio of partners, and a world-class team of people.

The complexity that exists within CalAmp’s operating environment continues to be primarily driven by macro-economic conditions, competitive markets, global regulatory environments, technological evolution, the COVID-19 pandemic, and other macro-political and economic factors. We believe that the effect that these factors have on our customers further substantiates and augments the value of our solutions. As our customers’ operating complexity and costs continue to rise, the deployment of advanced telematics solutions becomes even more imperative. To maintain or enhance market share, revenue, profitability, and customer satisfaction, our customers require optimally efficient operating strategies, enabled by the visibility that CalAmp solutions provide.

[1]

Gartner, Market Guide for Transportation Mobility Technology (March 2021), Berg Insight, Trailer and Cargo Container Tracking (2021), Berg Insight, Global Automotive OEM Telematics Market (2021), and Berg Insight, Global Construction Equipment OEM Telematics Market (2021)

Our Solutions

CalAmp Telematics Cloud (“CTC”). Since not all customers’ needs are the same, CalAmp offers flexible solutions to meet the requirements of varying organizations, business processes and operational strategies.  At the core of the CalAmp approach is the CTC platform.  This dependable and highly scalable platform seamlessly integrates with CalAmp’s edge computing products to provide customers detailed information and insights via Software-as-a-Service (“SaaS”).  The information captured here helps companies more efficiently manage their vital assets including fleet video intelligence, remote asset tracking, real-time crash response and driver behavior scoring, among others.  Customers can choose to access this information via intuitive purpose-built SaaS applications and/or they can programmatically integrate information from CTC with their own custom in-house applications and workflows using open Application Programming Interfaces (“APIs”) also offered by CalAmp.  In this way, customers who want a complete turnkey solution can quickly leverage CalAmp’s information and insights while those customers wishing to integrate that information into their own applications and processes can easily do so, also.

Intuitive SaaS Applications. We provide our customers with intelligent analytics and reporting solutions that are accessible via a single view, user-friendly interface through a SaaS-based application designed to address market needs. This application, called CalAmp iOn™, is purpose-built for fleets, transportation and logistics needs, and industrial equipment, turning multiple data feeds from previously unconnected networks of vehicles, drivers and associated assets into clear and actionable insights that optimize operations, increase productivity and deliver compelling return on investment for virtually any business challenge. The applications also deliver real-time visibility about the location and environmental status of pharmaceuticals, electronics, food or other perishables from the manufacturing plant or point of origin to the point of delivery, helping to manage quality and compliance across land, air or sea shipments. Our K-through-12 solutions include Here Comes The Bus®, an award-winning mobile application that provides real-time school bus location through push notifications and email alerts to help family members monitor bus arrival and keep students safe. Bus Guardian™ enables contact tracing and hygiene verification to keep students, drivers and other school staff safe amid the COVID-19 pandemic.

CalAmp Marketplace. The CalAmp Marketplace provides enhanced contextual information from third party systems or partners that augment the core telematics data being captured by CTC to provide customers with improved understanding of their business. Examples of these value-added insights include crash detection and notifications that speed life-saving assistance to drivers and fleet operators, and predictive remote diagnostics that enable preemptive alerts about vehicle issues before critical failures occur. This valued-added information provided by all the CalAmp Marketplace offerings bolsters the value we provide customers while also improving customer retention rates.

Developer Portal. The CalAmp Telematics Cloud is the core engine that enables seamless management of data through a diverse set of assets, from service vehicles to high-value equipment. CTC is an enablement platform that connects our customers to edge data and insights for a wide range of applications and software services. Through CTC CalAmp provides the Developer Portal to facilitate integration with third-party applications through open APIs. Our partners leverage the multiple APIs we’ve created to rapidly deliver full-featured telematics solutions to their customers and markets. Our proven CTC platform is architected to integrate with numerous global Mobile Network Operator account management systems and leverage these carrier backend systems to provide customers access to services that are essential for creating and managing flexible end-to-end solutions.

Flexible Edge Computing Products. We offer a series of telematics edge products that serve as the foundation of our mobile connected ecosystem by collecting data insights from vehicles, drivers, assets, and cargo.  These wireless enabled devices--including asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers--underpin our wide range of proprietary and third-party software applications and services for business-critical deployments demanding secure and reliable communications and controls anywhere in the world. Our customers select our products and solutions based on optimized feature sets, programmability, configurability, manageability, long-term support, reliability and, in particular, overall value.

Growth Strategy – Capitalize on $62B Total Addressable Market

Over the past several years, CalAmp has been focused on growing our subscription-based business through expanded data and application-driven solutions offerings. This transition has been driven by our desire to enhance the customer experience and maximize the value proposition that we provide our customers. By transforming our business model and solutions portfolio to focus on data-driven insights and the application experience, CalAmp offers customers the value and convenience of a consolidated full stack solution, while providing shareholders with the confidence that accompanies an increasingly recurring and predictable revenue model.

CalAmp operates at the nexus of several large market opportunities, including fleet, transportation and logistics, supply chain and connected-vehicle ecosystems, which includes tracking, monitoring, and recovering high-value vehicles, equipment, cargo and other vital assets in the markets around the world. We also operate at global scale, with a presence in the North American, EMEA, LATAM, and APAC regions, with plans to continue growing across the board. We believe these market opportunities constitute a TAM of approximately $62 billion. To capitalize on this TAM, our growth strategy includes the following key elements:

•

Drive Ongoing Transformation to SaaS Business Model. We are relentlessly pursuing our goal to grow our software and subscription services business. To accomplish this goal, our team is focused on continual innovation across our proprietary full stack solution.  We believe that by leveraging our existing brand presence and customer base, we can drive growth through the adoption of our software applications and open API solutions. As CalAmp continues to drive significant subscriber growth, the increased volumes of data will drive our innovation roadmaps towards increasingly unique and differentiated solutions. This strategy begins with converting the legacy installed base to SaaS arrangements, while simultaneously ramping up SaaS sales volumes to both new and existing customers.

•

Launch New Innovative Software Solutions in the Emerging Connected Asset Market Worldwide. Across the globe, CalAmp has established highly recognizable brands, as well as strong and unique relationships with the most reputable companies in each of our verticals. This is a direct result of the company’s ability to consistently push the frontiers of innovation and develop customer-focused solutions. With innovation as a central component of our culture, CalAmp continues to develop new telematics solutions for the connected asset market such as our award-winning iOn™ application, Here Comes the Bus application and Bus Guardian solution.
•

Expand in Key Verticals and Target Geographies. CalAmp continues to leverage our existing customer relationships, international subscribers, and recent acquisitions to further expand into global markets including Latin America, Europe, Middle East & Africa, and Asia Pacific. Our global expansion strategy is focused on countries with anticipated demand for our full stack of SaaS applications and data services. The launch of iOn in EMEA demonstrates our commitment to execute on this strategy and extend the value of our CTC platform and applications into global markets. We expect this strategy to generate significant growth over time as our international solutions continue to mature and adjust to unique regional market needs.

•

Continue to Help Customers Realize the Value of Fully Connected Ecosystems. Because CalAmp solutions are capable of connecting diverse asset portfolios and offering consolidated insights, the value of our solution grows as we become more embedded across customers’ operational ecosystems. This value is not only attractive to new customers looking for a consolidated solution, but it is also the basis for our ability to upsell existing customers. As our teams continue to build out innovative data services and edge capabilities, we expect to see significant average revenue per unit (“ARPU”) expansion and new customer growth.

Customer Benefits

Our software and subscription services solutions and edge-computing products are deployed in a wide variety of applications across key market verticals ranging from small to large enterprises. Companies using CalAmp’s solutions require constant communication with remote and/or mobile assets as they perform business-critical tasks and services that are otherwise difficult to manage in real time. Our solutions provide a clear and demonstrable return on investment for these customers by:

•

Improving efficiency, cost savings and sustainability. CalAmp’s solutions enable customers to gain better control and visibility of how their drivers, cargo, assets and vehicles are operating.  With this information they are better able to streamline and optimize their operations which reduces fuel usage, decreases labor costs and improves overall efficiency.  Additionally, using less fuel reduces the carbon footprint of an organization and helps them in reaching their sustainability goals.

•

Improving tracking and transparency.  One of the most important benefits our customers receive by using CalAmp’s solutions is gaining greater understanding of where and how their assets, vehicles, and cargo are being used. The insights we provide help organizations operate more effectively, provide better support to both their internal and external customers, and ensure that their resources are being properly deployed, used and delivered.

•

Increasing safety and compliance. Because our solutions enable fleet operators to track, monitor and gain greater transparency of how their vehicles and assets are being used, they also allow customers to improve the behavior of employees which bolsters safety while also ensuring personnel are complying with governance policies.  Additionally, for K-through-12 students all over the U.S. and Canada, our proprietary school bus tracking and mobile app provide pick-up and drop-off information to give parents and students peace of mind as they travel to and from school.

•

Better maintenance and increased uptime.  CalAmp’s solutions provide visibility into maintenance, usage, and tracking of on- and off-road high-value assets including assets like vehicles, “yellow-iron” and attachments, forklifts and loaders to generators, compressors and other mission-critical equipment. The detailed insights into information like engine hours, impact and other diagnostics help our customers head off issues before they occur in order to improve overall equipment/fleet uptime.

Manufacturing and Operations

While our products are largely designed in the U.S., we currently outsource our manufacturing to certain contract manufacturers in Taiwan, Malaysia and Mexico as well as some limited production in China and Hong Kong. The devices, components and assemblies used in our solutions and products can be obtained from these manufacturers, although a few components are obtained from sole source suppliers. Although we do not have any long-term purchase contracts, we have executed product supply agreements with these manufacturers, which provide for certain product quality requirements. We are not vertically integrated, which provides us with flexibility and an ability to adapt to changes in the market, product supply and pricing while keeping our fixed costs low. Our relationships with our manufacturers are critical to the success of our business. We have strong relationships with our manufacturers, helping us to meet supply and support requirements stipulated by our customers.

We focus on driving alignment of our solutions and product roadmaps with all our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations team based in the U.S. coordinates with our manufacturers’ engineers and quality control personnel to develop the requisite manufacturing processes, quality checks and testing as well as a general oversight of ongoing manufacturing activities. We believe this model has allowed us to deliver high quality and innovative products in a timely manner while enabling us to minimize costs, manage inventory risk and maintain flexibility.

We and our contract manufacturers are certified to the ISO (International Organization for Standardization) 9001 quality management systems standard.

Research and Development

We compete in markets characterized by industry disruption, rapid technological change, evolving industry standards and new product features. We believe that our future success depends upon our ability to develop innovative new products and solutions as well as enhancements to our existing products and solutions with advanced functionality and ease of use to drive customer demand and to further enhance our global brand and drive recurring revenue. We will continue to focus our research and development resources primarily on developing telematics products, services and software solutions for fleet management, heavy equipment monitoring and optimization, stolen vehicle recovery, consumer aftermarket telematics, trailer and asset tracking, transportation and logistics, and industrial monitoring. We have developed a technology platform that can be leveraged across many of our vertical markets, applications and geographic regions. This includes a cloud-based telematics application enablement platform and end-user software applications, a comprehensive purpose-built telematics edge platform, cellular and satellite communications network-based asset tracking units as well as 4G and 5G LTE broadband router products primarily for mobile applications. In addition, our development resources have been allocated to rationalizing existing product lines, reducing product costs, and improving performance through product redesign efforts. Our research and development efforts have resulted in generating significant intellectual property in the telematics vertical as is evident in our broad patent portfolio. We continue to actively pursue developing innovative solutions that add to our intellectual property portfolio.

Our research and development expenses from continuing operations in fiscal years ended February 28/29, 2022, 2021 and 2020, were $28.4 million, $25.8 million and $27.0 million, respectively. During this three-year period, our research and development expenses have ranged between 8% and 10% of annual consolidated revenues.

Sales and Marketing

We market and sell our solutions and services through our global direct sales organization, channel partner program and Original Equipment Manufacturers (“OEM”) sales organizations while driving awareness through our websites and digital presence. Our global direct sales organization consists of teams of field salespeople, key account managers and business development managers, who work closely with solutions and applications specialists and other internal sales support personnel. We have organized our field sales personnel, together with internal sales and field support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific solutions and service areas, geographies and customer groups. These sales teams are closely aligned with their respective solutions management, engineering and operations organizations.

We sell our solutions and services to large global enterprises, small- to mid-sized companies, channel accounts and distributors as well as industrial OEM customers. These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these distinct requirements. Additionally, certain customers often have unique technical requirements and manufacturing processes, and may request specific system configurations, feature sets and designs. Sales to large enterprise customers often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these customers.

We also actively sell our products in certain markets through independent sales representatives and distributors. In some cases, we have granted representatives and distributors exclusive authorization to sell certain products in specific geographic areas. These agreements generally have a term of one year, which automatically renews on an annual basis, and are generally terminable by either party following a specified notice period.

We will continue our investment in sales and marketing programs that further build brand awareness, improve revenue generation and foster long-term relationships with our customers. Our marketing programs are focused on supporting multi-channel product launches in new geographic markets.

Additionally, we are focused on maximizing our efficiency and the reach of our marketing spend by investing in product marketing, content development, public relations, social media and digital marketing programs. These programs are developed to educate our potential customers and other industry influencers to drive sales engagement around our products and services. Our activities around product marketing, content development, public relations, thought leadership, social media and digital marketing are aligned with our customary product launches, media campaigns and presence at tradeshows and high exposure venues focused in the transportation and logistics sector such as Technology and Maintenance Council (TMC), Management Conference & Exhibition (MCE) and other high-profile industry events, as such in-person events recommence amid easing of COVID-19 restrictions.

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

The competitive landscape is incredibly fragmented, and most companies offer solutions to solve the needs of specific verticals, sub verticals, or asset classes. For instance, many companies specialize in cab and fleet visibility, such as Geotab and Verizon Connect, while others specialize in trailer visibility, like Phillips Connect, Sky Bitz, and Xirgo. However, we also encounter competitors like Keep Truckin’ and Samsara, who specialize in multiple verticals.

Backlog

Total consolidated backlog, comprised of our remaining performance obligations for software & subscription services and telematics devices backlog aggregated $285 million at February 28, 2022, compared to $211 million at February 28, 2021.

As of February 28, 2022, our remaining contractual performance obligations for software & subscription services were $202 million as compared to $145 million as of February 28, 2021. The majority of our growth in contractual performance obligations was driven by new customer acquisitions within the government and municipalities and connected car markets as well as the conversion of several significant telematics products customers to multi-year subscription contracts in the fleet market. We expect to recognize approximately 47% of our remaining contractual performance obligations in fiscal 2023.

Total backlog for our telematics devices as of February 28, 2022 and February 28, 2021 was $83 million and $66 million, respectively. Substantially all of the backlog at February 28, 2022 is expected to be shipped in fiscal 2023. Our backlog for telematics devices increased year-over-year as we experienced significant supply shortages which were primarily attributable to global supply imbalances caused by the lingering impact of the COVID-19 pandemic. As we drive toward a SaaS business model, we expect that a significant portion of the February 28, 2022 telematics devices backlog will ultimately be bundled and fulfilled in connection with multi-year subscription contracts.

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

We own and utilize the tradename “CalAmp” as well as the related logos and trademarks on many of our products and solutions. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. We own over 200 active trademark applications and registrations throughout the world, with approximately 30 pending and registered trademarks in the U.S.

In addition to the foregoing protections, we generally control access to and the use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, manufacturers, and others. We will continue to file and prosecute patent applications when appropriate to protect our rights in our proprietary technologies.

As of February 28, 2022, we had nearly 300 patents worldwide. In addition to our awarded patents, we have approximately 70 patent applications in process. Although a number of these trademarks, and patents relate to software and products that are significant to our business and operations, we do not believe we are dependent on a single trademark, copyright or patent.

Governmental Regulation

We are subject to a variety of U.S. and foreign laws and regulations in connection with our operations, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and the clean-up of contaminated sites, and close oversight of our products’ material compliance including adherence to relevant EPA regulations under the Toxic Substances Control Act. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us.

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

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting and supporting our people, our environment, and our communities. That commitment is reflected through various corporate initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly recognized focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our services and products which help reduce carbon footprints and enhance road safety, and our impactful, globally integrated ethics and compliance program.

•

We seek to protect the human rights and civil liberties of our employees and the employees of our contract manufacturers through policies, procedures, and programs aimed at avoiding risks of compulsory and child labor, both within our company and throughout our supply chain.

•	We foster a workplace of dignity, respect, diversity, and inclusion through our recruiting and advancement practices, internal communications, and employee resource groups.
•

We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our global Code of Business Conduct and Ethics, and encourage reporting of ethical concerns through any one of several global and local reporting channels.

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

CalAmp continually strives to be a deeply inclusive employer with diversity reflected in our teams. We encourage employees to be truly themselves and thrive in an environment where their voices matter, differences are understood and valued, and where they are supported to express their unique ideas openly. We aim to foster a highly engaged and energized workplace, where everyone is treated with dignity and respect and is excited to achieve more.

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

Our company culture is driven by four core values:

•

Customer Success – we seek to achieve total customer satisfaction by understanding what the customer wants and delivering it flawlessly. We communicate and collaborate effectively with others for the benefit of the customer. Satisfied customers are essential to our success.

•

Innovation – we do not accept the status quo. We are committed to transforming ideas into new and improved solutions and processes. We respond resourcefully to demands and challenges in order to advance, compete and differentiate ourselves successfully in the marketplace and bring value to our customers.

•

Execution – we make and meet our commitments. We deliver results in tight timeframes. Our can-do attitude supports us in overcoming obstacles with solutions, and we are accountable when errors are made. We learn from mistakes and move forward.

•

Inclusion – we believe in the integrity, honesty and trust of our employees, and we value their diversity of thought and opinion. We embrace collaboration by listening to the opinions of others, valuing their differences and speaking in a positive, respectful manner. We take personal responsibility for our actions and are committed to building diverse teams with fairness and respect for all.

As of February 28, 2022, we had 887 employees. From time to time we also hire contracted workers that are generally engaged through independent temporary labor agencies. None of our employees or contract workers are represented by a labor union.

Recent Developments

COVID-19 and Global Supply Imbalances

In March 2020, the World Health Organization declared COVID-19 (“COVID-19” or the “pandemic”) to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The pandemic continues to have widespread and unpredictable impact on global economies, financial markets, and business practices, and continues to impact our business operations, including our employees, customers and suppliers. During fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium sized customers postponed expenditures due to the pandemic and related macro-economic uncertainties. During fiscal 2022, we experienced supply shortages as a result of global supply imbalances initially driven by the global pandemic. These global supply imbalances have negatively impacted all parts of our business and operations during fiscal 2022, both in the form of reduced availability of devices as well as increased costs to procure available devices. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including actions taken or to be taken by governments and private businesses in relation to its containment and the resolution of supply chain issues and supply shortages. Because our business is dependent on telematics product fulfillment, device installations and related subscription-based services, the ultimate effect of COVID-19 and the current supply shortages may not be fully reflected in our operating results until future periods.

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

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following list describes several risk factors that are applicable to our business and speaks as of the date of this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. Among others, and including those described in this section “Item 1A. Risk Factors”, these risks include:

•

Our contract manufacturers and diversified supply chain, component shortages and uncertainty in international trade relations with China may adversely impact us and have a material adverse effect on our business, results of operations and financial condition.

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

•

Because we depend on a few significant customers for a substantial portion of our revenues and we generally do not have long-term contracts with customers, the loss or significant decline or slowdown of sales to these customers could have an adverse effect on our business, financial condition or results of operations.

•	Our operations are subject to the effects of a rising rate of inflation.
•

Because the markets in which we compete are highly competitive and some of our competitors have greater resources than us, we cannot be certain that our products and services will continue to be accepted in the marketplace or will maintain or capture increased market share.

•

We have been subject to breaches of our information technology systems, and are at risk of future attacks, which could damage our reputation, vendor and customer relationships, and our customers’ access to our services.

•	The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
•	If demand for our products and services fluctuates rapidly and unpredictably, it may be difficult to manage our business efficiently, which may result in reduced gross margins and profitability.
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

Risks Related to Our Business Operations and Financial Condition

Our contract manufacturers and diversified supply chain, component shortages and uncertainty in international trade relations with China may adversely impact us and have a material adverse effect on our business, results of operations and financial condition.

We accelerated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. This program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. This transition contributed to various supply disruptions, including component shortages, beginning in the third and fourth quarter of fiscal 2020. Additionally, during fiscal 2022, we experienced supply shortages as a result of global supply imbalances initially driven by the global pandemic, which have negatively impacted all parts of our business. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist for some time.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has spread globally, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, each intended to control the spread of the virus. The COVID-19 pandemic has caused severe global disruptions which have created significant volatility, uncertainty and economic disruption.

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

Through fiscal 2021, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditure due to the pandemic and related macro-economic uncertainties. Although our business was initially negatively impacted by the COVID-19 pandemic in the first half of fiscal 2021, we resumed device installation and activation services soon thereafter. We have experienced supply shortages as a result of global supply imbalances driven by the global pandemic. These global supply imbalances have negatively impacted all parts of our business during fiscal 2022. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the resolution of supply chain issues and supply shortages. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of COVID-19 and the current supply shortages may not be fully reflected in our operating results until future periods.

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

We operate an outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Some of our key components are complex to manufacture and have long lead times. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and profitability could suffer. Instances of continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to inefficiencies and increased costs that could negatively impact our performance and our results of operations. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, a decline in net revenue and a loss of market share as our customers could choose to purchase competing products and services, all of which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a pandemic, natural disaster, trade wars, political unrest, economic instability, equipment failure, component shortage or other cause, could materially harm our business, customer relationships and results of operations.

Because we depend on a few significant customers for a substantial portion of our revenues and we generally do not have long-term contracts with customers, the loss of or significant decline or slowdown of sales to these customers could have an adverse effect on our business, financial condition or results of operations.

Our revenues depend on a small number of significant customers and some of them represented more than 10% of our total revenues in fiscal year 2022, 2021 and 2020 (see Note 4 to our consolidated financial statements). They are also expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or a decline or slowdown in purchases from any of these customers, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has and could continue to occur at any time and with or without a reduction in the number of our subscriber base could have a material adverse effect on our business, financial condition and results of operations. We generally do not have long-term contracts with our customers. As a result, our agreements with our customers generally do not provide us with any assurance of future sales. These customers can cease purchasing products and services from us at any time without penalty, are free to purchase products and services from our competitors, may expose us to competitive price pressure on each order and are not required to make minimum purchases. Any of these actions taken by our customers could have a material adverse effect on our business, financial condition or results of operations.

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for the 12 months ended December 31, 2021. If the inflation rate continues to increase, such as increases in the costs of labor and supplies, it will affect our expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

Because the markets in which we compete are highly competitive and some of our competitors have greater resources than us, we cannot be certain that our products and services will continue to be accepted in the marketplace or will maintain or capture increased market share.

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

Effective March 15, 2021, we sold certain assets and transferred certain liabilities related to our LoJack North America business. We may engage in future dispositions or wind-downs of certain businesses. Key risks associated with exiting a business include:

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

Our presence in the Internet of Things (“IoT”) industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks impacting these products or services. Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. Despite our security measures, our information technology systems have been and will continue to be vulnerable to attacks by hackers or other disruptive problems.

We experience cyber-attacks and other security incidents of varying degrees from time to time, and we incur significant costs in protecting against or remediating such incidents. For example, we detected and interrupted a ransomware attack on a portion of our network in February 2021, which led to the theft of company data and notifications to affected third parties, and we experienced a second attempt to hack our network in March 2021. In response, we retained outside experts to advise on the incidents and to make recommendations for security improvements. While we have not experienced any material loss or expense relating to these cyber-attacks or other information security breaches, there can be no assurance that we will not suffer additional attacks or incur more serious financial consequences or expense in the future.

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

Any security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our customers’ or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. A majority of our product orders are shipped in the final month of the quarter and a significant amount in the last two weeks of the quarter. Some of the other factors that could affect our quarterly or annual operating results include:

•	the timing and amount, or cancellation or rescheduling, of orders for our products or services;
•	our ability to develop, introduce, ship and support new products, services and enhancements, and manage product and services transitions;
•	announcements of new product and service introductions and reductions in the price of products and services offered by our competitors;
•	fluctuations in the cost of telematics devices due to supply shortages or other market factors;
•	our ability to achieve cost reductions;
•	our ability to obtain sufficient supplies of sole or limited source components for our products;
•	our ability to achieve and maintain production volumes and quality levels for our products;
•	our ability to maintain the volume of products and services sold and the mix of distribution channels through which they are sold;
•	the loss of any one of our major customers or a significant reduction in orders from those customers;
•	increased competition, particularly from larger, better capitalized competitors;
•	fluctuations in demand for our products and services; and
•	changes in telecommunications and wireless market conditions specifically and economic conditions generally, including as a result of a pandemic or other catastrophic event.

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

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations could cause interest rates and the cost of borrowing to rise or reduce the availability of credit, which could negatively affect customer demand for our products and services if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 25% of our revenues outside the U.S., fluctuations in foreign currency exchange rates can have an impact on demand for our products and services for which the sales are generally denominated in U.S. dollars.

We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition and results of operations.

We are subject to a risk of product liability or warranty claims if our products or services actually or allegedly fail to perform as expected or the use of our products or services results, or is alleged to result, in bodily injury and/or property damage. While we maintain what we believe to be reasonable limits of insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such products. The future cost associated with providing product and service warranties and/or bearing the cost of repair or replacement of our products, including those that enable our service offerings, could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

Our inability to identify the origin of conflict minerals in our products could have a material adverse effect on our business.

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

We depend on our information technology systems for the efficient functioning of our global business, including accounting, billing, data storage, purchasing and inventory management. In order to integrate and enhance our global operations, we initiated the phased implementation of an enterprise resource planning (“ERP”) system across our global operating locations to support our operations. The implementation of this ERP system required, and will continue to require, the investment of human and financial resources. We have incurred, and expect to incur, additional expenses as we continue to implement, enhance and develop our ERP system. As a result of our ERP initiatives, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and adequately service our customers. If we experience significant disruptions resulting from our ERP initiatives, our business and operations could be disrupted, including our ability to report accurate and timely financial results. Accordingly, such events may disrupt or reduce the efficiency of our global operations and have a material adverse effect on our operating results and cash flows.

Because we currently sell, and we intend to grow the sales of, certain of our products and services in countries other than the U.S., we are subject to different regulatory regimes. We may not be able to develop products and services that comply with the standards of different countries, which could result in our inability to sell our products and services and further, we may be subject to political, economic, and other conditions affecting such countries, which could result in reduced sales of our products and services and which could adversely affect our business.

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

Sales to customers from continuing operations outside the U.S. accounted for 33%, 35% and 31% of our total sales for fiscal years ended February 28/29, 2022, 2021 and 2020, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products and services to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

Additionally, a substantial portion of our products, components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Malaysia, Mexico and other Pacific Rim countries. Any significant shift in U.S. trade policy toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations, which could adversely affect our business.

Risks Related to Regulatory and Legal Matters

Our global operations and continued international expansion expose us to risks and challenges associated with conducting business internationally.

We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, or prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products or services in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business or operating results.

Global developments (including those related to the United Kingdom’s withdrawal from the European Union or other similar global regulations), or the perception that additional developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Given our recent efforts to expand our business throughout Europe, these developments could affect our relationships with our existing and future customers, suppliers and employees. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Some of our products are subject to mandatory regulatory approvals in the U.S. and other countries that are subject to change, which could make compliance costly and unpredictable.

Some of our products are subject to certain mandatory regulatory approvals in the U.S. and other countries in which it operates. In the U.S., the FCC regulates many aspects of communication devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telecommunication networks. Although we have obtained the required FCC and various country approvals for all products and services we currently sell, there can be no assurance that such approvals can be obtained for future products and services on a timely basis, or at all. In addition, such regulatory requirements may change or we may not in the future be able to obtain all necessary approvals from countries other than the U.S. in which we currently sell our products and services or in which we may sell our products and services in the future.

Ongoing changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import certain products and components from suppliers in China. In the past, the Office of the U.S. Trade Representative enacted tariffs on imports into the U.S. from China, resulting in ongoing trade tensions. Although some of the products and components we import are affected by the tariffs, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. However, it is possible that further tariffs may be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could have a negative impact on our revenue or operating results.

Evolving regulation and changes in applicable laws relating to data privacy and the Internet may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

As Internet commerce continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our SaaS business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Our products and solutions enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The U.S. and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information (including the California Consumer Privacy Act of 2018). Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Union General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. For example, we may be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data. In addition, the GDPR includes significant penalties for non-compliance.

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

Many of our products and services are designed to include third-party intellectual property, and in the future,we may need to seek or renew licenses relating to such intellectual property. Although we believe that, based on past experience and industry practice, such licenses generally can be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent where we do not hold a license, we may be unable to sell some of our hardware solutions and services, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

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

Several of our competitors have obtained and can be expected to obtain patents that cover products, software and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all existing patents held by our competitors or other third parties containing claims that may pose a risk of our infringement on such claims by our products, software and services. In addition, patent applications in the U.S. may be confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our hardware, software and services solutions may infringe on future patent rights held by others.

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

Regardless of merit, responding to such litigation may be costly, unpredictable, time-consuming, and often involves complex legal, scientific, and factual questions, and could divert the attention of our management and technical personnel. In certain cases, we may consider the desirability of entering into such licensing agreements or arrangements, although no assurance can be given that these licenses can be obtained on acceptable terms or at all or that litigation will not occur. If we are found to be infringing any intellectual property rights, we could lose our right to develop, manufacture, or market products and services, product and services launches could be delayed, or we could be required to pay substantial monetary damages or royalties to license proprietary rights from third parties. If a temporary or permanent injunction is granted by a court prohibiting us from marketing or selling certain products, software and services, or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially and adversely affected, regardless of whether we can develop non-infringing technology.

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

We have $230.0 million aggregate principal amount of 2.00% convertible senior unsecured notes due in 2025 (“2025 Convertible Notes” or “Notes”) outstanding.

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

Upon conversion of the 2025 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or at their maturity.

In addition, our ability to repurchase or to pay cash upon conversions or at maturity of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Notes as required by the applicable indenture would constitute a default under the applicable indenture. A fundamental change under such indenture or a default under the indenture could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material adverse effect on our reported financial results.

Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their principal amount over the term of the Notes. We report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 requires interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the 2025 Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing a method in which the shares of common stock issuable upon conversion of the Notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under this method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, were issued. We cannot be sure that the accounting standards in the future will continue to permit the use of this method. If we are unable to use this method in accounting for the shares issuable upon conversion of the Notes, if any, then our diluted consolidated earnings per share could be adversely affected.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We expect the primary impacts of this new standard will be to increase the carrying value of the 2025 Convertible Notes and reduce our reported interest expense. In addition, we will be required to use the if-converted method for calculating diluted earnings per share.

The capped call, convertible note hedge and warrant transactions may adversely affect the value of our Notes and our common stock.

In connection with the sale of the 2025 Convertible Notes, we entered into privately negotiated capped call transactions with option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing any hedges of the capped call transactions, the option counterparties or their respective affiliates may enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Notes at that time. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect investors’ ability to convert the Notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of Notes, it could affect the amount and value of the consideration that investors will receive upon conversion of the Notes.

The effect, if any, of these activities, including the direction or magnitude, on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be ascertained at this time. Any of these activities could, however, adversely affect the market price of our common stock and the trading price of the Notes.

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

Our revolving credit facility contains, among other things, certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. While we have not previously breached any of the covenants contained in our credit agreement, at February 28, 2022 we were in violation of the total indebtedness coverage ratio covenant. Our revolving credit facility was set to expire on March 30, 2022 but was extended to June 30, 2022 as we are presently in negotiations to enter into a new revolving credit facility. Although we intend to enter into a replacement revolving credit facility, there can be no assurance that we will be able to obtain a credit facility with similar terms or at all.

Additionally, our ability to comply with these covenants may be affected by events and conditions beyond our control, including the COVID-19 pandemic. A breach of any of these covenants could result in a default under the credit agreement and related credit documents, which could cause all of the outstanding indebtedness under our revolving credit facility to become immediately due and payable. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business.

We may incur substantially more debt or take other actions that could diminish our ability to make payments on the 2025 Convertible Notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

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

As a publicly traded company, the trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	actual or anticipated fluctuations in revenues or operating results;
•	the effects of the recent global COVID-19 pandemic;
•	acts of war or terrorism;
•	failure to meet securities analysts’ or investors’ expectations of performance;
•	changes in key management personnel;
•	announcements of technological innovations or new products by us or our competitors;
•	developments in or disputes regarding patents and proprietary rights;
•	proposed and completed acquisitions by us or our competitors;
•	the mix of products and services sold;
•	the timing, placement and fulfillment of significant orders;
•	product and service pricing and discounts; and
•	general economic conditions.

Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.

Any issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding options or for other reasons. In July 2018, we issued the Notes and, to the extent we issue common stock upon conversion of the Notes, that conversion would dilute the ownership interests of our stockholders.

General Risk Factors

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and cyber and corporate espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the EU, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•

blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•	blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•

blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the EU, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

provided, that with respect to any derivative action or proceeding brought on our behalf to enforce any liability or duty created by the Securities Exchange Act of 1934 or the rules and regulations thereunder, the exclusive forum will be the federal district courts of the United States of America. Our restated and amended bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

Over the fiscal year ended February 28, 2022, the price of our common stock as reported on The Nasdaq Global Select Market ranged from a high of $14.51 to a low of $4.99. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

We may not be able to generate sufficient future taxable income to utilize our net operating loss and tax credit carryforwards. In addition, our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code (the “Code”).

As discussed in Note 14, as of February 28, 2022, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in U.S. and certain non-U.S. jurisdictions that we believe are not likely to be realized. We considered positive and negative evidence, including three years of cumulative losses considering forecasts of future profitability as of February 28, 2022, in assessing our ability to realize our domestic net deferred tax assets.

Also, as of February 28, 2022, we had net operating loss carryforwards of approximately $75.3 million and $68.3 million for federal and state tax purposes, respectively. The federal net operating loss (NOL) carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. The ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change.

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

	Square		Square
Location	Footage	Location	Footage
Irvine, California	23,000	Guadalajara, Mexico	3,000
Richardson, Texas	24,000	Mexico City, Mexico	17,000
Carlsbad, California	29,000	Milan, Italy	10,000
Eden Prairie, Minnesota	7,000	Rome, Italy	2,000
		London, U.K.	6,000

We vacated our Indianapolis, Indiana facility as part of our plan to capture certain synergies and cost savings related to streamlining our global operations effective at the end of fiscal 2021. This facility was used to support our Synovia operations. This facility is sublet through February 2024.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, various claims and litigation may be asserted or commenced against us arising from our ordinary course of business. In particular, we may receive claims concerning contract performance, or claims that our products or services infringe the intellectual property of third parties. Regardless of the outcome, litigation can have an adverse impact on us because of deferred costs, diversion of management resources and other factors. See Note 19, Commitments and Contingencies, of the Notes to the accompanying Consolidated Financial Statements below for information regarding the legal proceedings in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Select Market under the ticker symbol CAMP. The following graph and table compare our stock performance to three stock indices over a five-year period assuming $100 investment was made on the last day of fiscal year 2017:

300
250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
CalAmp Corp.
NASDAQ Composite Index
NASDAQ Electronic Components
NASDAQ Telecommunications

Years Ended February 28/29,	2017	2018	2019	2020	2021	2022
CalAmp Corp.	100	144	86	59	69	44
Nasdaq Composite Index	100	126	113	152	236	247
Nasdaq Electronic Components	100	118	116	117	163	180
Nasdaq Telecommunications	100	96	101	111	130	131

At April 21, 2022, we had approximately 1,200 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 14,000. We have never paid a cash dividend and have no current plans to pay cash dividends on our Common Stock. In addition, our revolving credit facility prohibits payment of dividends without the prior written consent of the lender under certain circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 26, 2022 and is incorporated herein by this reference.

Issuer Purchases of Equity Securities

For the twelve months ended February 28, 2022, there have been no shares repurchased by the Company.

Recent Sales of Unregistered Equity Securities

The Company did not sell any unregistered equity securities during the twelve months ended February 28, 2022.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”), incorporated in 1981 and re-incorporated in Delaware in 1987, is a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, government and consumer vehicles by providing solutions that track, monitor and recover their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world. Headquartered in Irvine, California, we have an installed base of approximately 10 million devices reporting to our cloud-based platform and approximately 1.1 million software and subscription services subscribers worldwide.

Reportable Segments

We operate under two reportable segments: Software & Subscription Services and Telematics Products.

Software & Subscription Services

Our Software & Subscription Services segment offers cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open APIs to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Services include tracking and monitoring services within Fleet Management as well as Supply Chain Integrity and International Vehicle Location.

Telematics Products

Our Telematics Products segment offers a series of advanced telematics products for the broader connected vehicle and emerging industrial IoT marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications. Products and sales channels include OEM and MRM products.

Recent Developments

COVID-19

In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

Since March 2020, our revenues have been negatively impacted by COVID-19 as various small-to-medium sized customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. More recently we have experienced supply shortages as a result of global supply imbalances driven by the global pandemic. These global supply imbalances have negatively impacted all parts of our business during fiscal 2022, both in the form of reduced availability of components and devices as well as increased costs to procure available components and devices. It is difficult to predict the extent to which these factors will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and resolution of supply chain issues and supply shortages. Because our business and operating results depend on telematics product sales, device installations and related subscription-based services, the ultimate effect of the pandemic and the current supply shortages may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the fiscal year ended February 28, 2022, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions and inflationary impacts, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Transition of MRM Telematics Customers to Subscription Arrangements

In the latter half of fiscal 2022, we prompted a strategic shift with customers who have historically purchased MRM telematics devices from us. These customers are being transitioned to new arrangements by way of bundling subscription services with telematics devices under multi-year (generally three years) subscription contracts. Our plan is to transitition the entire base of MRM business to multi-year subscription contracts over the course of the next year. As a result, our financial results associated with such subscription arrangements will be reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts. In the short term, we expect that this will lead to significant growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Sale of LoJack North America Operations

Effective March 15, 2021, we sold certain assets and transferred certain liabilities of the LoJack North America business. Accordingly, the LoJack North America operations are presented as discontinued operations in the accompanying consolidated financial statements for the years ended February 28/29, 2022, 2021, and 2020, respectively.

Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations and we have recast prior period amounts to reflect discontinued operations.

Acquisitions

In March 2019, we acquired Car Track, S.A. de C.V. (“LoJack Mexico”) for a purchase price, net of cash on hand, of approximately $12.7 million, which leverages our full stack of telematics and SaaS solutions to expand product offerings to our substantial subscriber base in Mexico. LoJack Mexico was a customer in our Telematics Products segment prior to the acquisition.

In April 2019, we acquired Synovia Solutions (“Synovia”), a North American market leader in fleet safety and management for K-through-12 school bus and state and local government fleets for a purchase price, net of cash on hand, of approximately $49.8 million. The Synovia acquisition expanded our fleet management and vehicle safety services portfolio while accelerating our transformation to high-value subscription-based services.

Results of Operations and Financial Condition

Revenues

Revenues associated with our reportable segments are as follows:

Software & Subscription Services (“S&SS”). Our SaaS-based solutions provide our customers with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile or remote assets via our cloud-based telematics platform and software applications. S&SS customer arrangements generally include a bundling of subscription services combined with the sale or lease of telematics devices necessary to provide the associated services. Depending upon the elements of a given contractual arrangement, it may contain one or multiple performance obligations that are individually recognized as revenue over a subscription period or at a point in time based upon how the performance obligation is fulfilled.

Telematics Products. Our products revenues consist primarily of sales of our telematics products or wireless networking devices to large global companies as well as small and medium-sized enterprises. Revenues from our products are reported net of sales returns and allowances, and incentives. The prices charged for telematics products are determined through negotiation with our customers as well as prevailing market conditions and are fixed and determinable upon shipment.

From time to time, we provide various professional services to customers including project management, engineering services, and installation services. Revenues for professional services are typically distinct from other performance obligations and are recognized as the related services are performed.

Cost of Revenues

Our cost of revenues for application subscriptions and other services includes personnel costs and related benefits, consultants, software development activities, cellular network access costs, infrastructure costs for use of private networking services, and other costs that are required to deliver these services to our customers. Our cost of revenues for application subscriptions and other services also includes the cost of devices that are sold on an integrated basis with applicable subscriptions. If the subscription services and associated telematics devices are determined to represent a single combined performance obligation, the device costs are capitalized and are recognized ratably, on a straight-line basis, over the estimated average in-service lives of these devices.

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

Gross Profit

Our gross profit and gross profit as a percentage of revenues, or gross margin, is influenced by several factors including sales volume, product and service mix, and excess and obsolescence (“E&O”) charges and other product costs. We expect gross margin to fluctuate over time based on how we control the mix of product and services and manage our inventory. Additionally, although we primarily procure and sell our products in U.S. dollars, we are susceptible to exchange rate fluctuations with other currencies. To the extent that exchange rates move unfavorably this may have an impact on our future selling prices and unit costs. Gross profit and gross margin may fluctuate over time based on the factors described above.

Operating Expenses

Our operating expenses consist principally of personnel related costs, including salaries and bonuses, fringe benefits and stock-based compensation as well as the cost of professional services, information technology, facilities and other administrative expenses. We classify our operating expenses into the following six categories:

•

Research and development expense consists of personnel related costs, professional services, certification fees and software licenses incurred to support our existing installed base of telematics devices through our field application engineers, software developers, program and product managers, as well as our effort to develop new products and technologies.

•

Selling and marketing expense consists of personnel related costs including our incentive programs to support our global sales organization as well as advertising and marketing promotions of our brands and products, including media advertisement costs, merchandising and display costs, trade show and event costs, and sponsorship costs.

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

Non-Operating Income (Expense)

Non-operating income (expense) consists of (i) investment and interest income earned on our cash balances and investments, (ii) interest expense on our convertible senior unsecured notes including the amortization of note discount and debt issuance costs, (iii) the loss from extinguishment of debt and (iv) other income (expense) that includes but is not limited to transaction gains and losses and foreign currency gains and losses. Loss from extinguishment of debt is further explained in Note 11, Financing Arrangements, to the accompanying consolidated financial statements.

Income Tax Expense (Benefit)

We are subject to income taxes in the U.S. and related states as well as foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different than the U.S. statutory tax rate. Accordingly, our effective tax rate will vary from the U.S. statutory income tax rate due to the amount of income allocable to each tax jurisdiction, tax credits, and changes in valuation allowances which are provided against net deferred tax assets when it is determined that it is more likely than not that the assets will not be realized.

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

Income (loss) from Discontinued Operations, Net of Tax

Effective March 15, 2021, the Company and Spireon entered into an agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business to Spireon and we received net proceeds from Spireon of $6.6 million. On November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. We recognized a gain on the sale of the LoJack North America business of $4.1 million during the fiscal year ended February 28, 2022.

Operations for LoJack North America are presented as discontinued operations in the accompanying consolidated financial statements for the fiscal years ended February 28/29, 2022, 2021, and 2020, respectively. For the fiscal year ended February 28, 2022, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021. See Note 2, Discontinued Operations, for additional information.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the Chief Operating Decision Maker (“CODM”), uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as Earnings Before Investment Income, Interest Expenses, Taxes, Depreciation, Amortization, net income (loss) from discontinued operations, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provision, gain from legal settlement, impairment loss and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 20 to the accompanying consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

The following table sets forth the percentage of revenues represented by items included in our consolidated statements of income for the three most recent fiscal years:

	Year Ended February 28/29,
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.8	60.3	61.0
Gross profit	41.2	39.7	39.0
Operating expenses:
Research and development	9.6	8.4	8.4
Selling and marketing	16.4	15.0	14.7
General and administrative	17.7	15.9	15.4
Intangible asset amortization	1.8	1.5	1.8
Restructuring	0.2	0.8	0.8
Impairment losses	-	0.3	1.8
Operating loss	(4.5)	(2.2)	(3.9)
Non-operating expense, net	(5.6)	(4.5)	(5.6)
Loss from continuing operations before income taxes and equity in net loss of affiliate and related impairment loss	(10.1)	(6.7)	(9.5)
Income tax provision from continuing operations	(0.4)	(0.2)	(6.4)
Loss from continuing operations before equity in net loss of affiliate and related impairment loss	(10.5)	(6.9)	(15.9)
Equity in net loss of affiliate and related impairment loss	-	-	(0.2)
Net Loss from continuing operations	(10.5)	(6.9)	(16.1)
Net income (loss) from discontinued operations, net of tax	1.1	(11.4)	(8.6)
Net loss	(9.4)	(18.3)	(24.7)

Unless otherwise indicated, the discussion on our results of operations provided below relates to our continuing operations and we have recast prior period amounts for purposes of historical comparisons. See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information.

Fiscal year ended February 28, 2022 (“Fiscal 2022”) compared to fiscal year ended February 28, 2021 (“Fiscal 2021”):

Revenue by Segment

	Fiscal years ended February 28,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$154,315	52.2%	$129,933	42.1%	$24,382	18.8%
Telematics Products	141,524	47.8%	178,654	57.9%	(37,130)	(20.8%)
Total	$295,839	100.0%	$308,587	100.0%	$(12,748)	(4.1%)

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services focus on three principal end markets: (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. As described above, in Fiscal 2022 we began entering into subscription-based arrangements with customers that historically have purchased MRM telematics hardware from us, a shift that favorably impacted revenues in our Software & Subscription Services segment and unfavorably impacted revenues in our Telematics Products segment. This is a transition that we expect will continue in Fiscal 2023 as we work toward transitioning the entire MRM telematics customer base onto subscription arrangements. Our business has also been negatively impacted by COVID-19. Although our business was initially impacted by COVID-19 in the first half of Fiscal 2021, we resumed device installations and activation services soon thereafter. As also described above, in Fiscal 2022 we have experienced supply shortages driven by the global pandemic, which have impacted all parts of our business in Fiscal 2022, including particularly our Telematics Product revenues. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

As of February 28, 2022, our remaining contractual performance obligations for software & subscription services were $202.0 million as compared to $145.1 million as of February 28, 2021. As mentioned above, the majority of the growth in contractual performance obligations was driven by new customer acquisitions within the government and municipality markets and connected car markets as well as the conversion of several significant telematics products customers to multi-year subscription contracts.

In Fiscal 2022, Software & Subscription Services revenue increased by $24.4 million or 18.8% compared to Fiscal 2021. The increase in revenue was primarily due to $20.9 million increase in transportation and logistics revenues and a $2.0 million increase in our government and municipalities revenues, both driven primarily by 3G to 4G equipment upgrades, especially with our larger customers, as well as a $5.4 million increase in connected car revenues, primarily as a result of increased revenues in the EMEA and LATAM regions. $13.4 million of the growth in Software & Subscription Services revenues was attributable to the transition of certain Telematics Products customers onto subscription arrangements. Recurring application subscription revenue was $93.7 million and $97.3 million for Fiscal 2022 and Fiscal 2021, respectively, and active subscribers increased by 11% in Fiscal 2022 when compared to Fiscal 2021.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $37.1 million or 20.8% in Fiscal year 2022 compared to Fiscal 2021. This decrease was largely attributable to the global supply imbalances described above, thereby limiting our ability to fulfill customer orders in Fiscal 2022. Additionally, $13.4 million of this decrease was driven by the conversion of certain MRM telematics customers onto multi-year subscription contracts, and thus Fiscal 2022 revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. We expect the conversion of the rest of our MRM customer base to continue over the next six to twelve months as we continue to implement our strategy to engage with our customers under subscription arrangements, which will lead to further decreases in Telematics Products segment revenues with an associated increase in Software & Subscription Services revenues.

Gross Profit by Segment

	Fiscal years ended February 28,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$76,945	49.9%	$65,411	50.3%	$11,534	17.6%
Telematics Products	44,941	31.8%	56,994	31.9%	(12,053)	(21.1%)
Gross profit	$121,886	41.2%	$122,405	39.7%	$(519)	(0.4%)

Consolidated gross profit for Fiscal 2022 decreased by $0.5 million or 0.4% versus Fiscal 2021 due to decreased revenues in our Telematics Products business, in addition to increased cost of procuring goods. Consolidated gross margin increased by 150 basis points compared to the same period in last year primarily due to the increased proportion of overall revenues attributable to Software & Subscription Services.

Software & Subscription Services: Gross profit increased by $11.5 million or 17.6% in Fiscal 2022 compared to Fiscal 2021, primarily as a result of the $24.4 million increase in revenues described above, while gross margin decreased by 40 basis points primarily due to subscription mix.

Telematics Products: Gross profit decreased by $12.1 million or 21.1% in Fiscal 2022 compared to Fiscal 2021, primarily due to the $37.1 million decrease in revenues described above.

Cost of revenues excludes restructuring related costs, which are shown separately within operating expenses in our consolidated statements of comprehensive income (loss).

Operating Expenses

	Fiscal years ended February 28,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$28,444	9.6%	$25,811	8.4%	$2,633	10.2%
Selling and marketing	48,564	16.4%	46,202	15.0%	2,362	5.1%
General and administrative	52,333	17.7%	49,077	15.9%	3,256	6.6%
Intangible asset amortization	5,415	1.8%	4,781	1.5%	634	13.3%
Restructuring	600	0.2%	2,534	0.8%	(1,934)	(76.3%)
Impairment losses	-	0.0%	825	0.3%	(825)	100.0%
Total	$135,356	45.7%	$129,230	41.9%	$6,126	4.7%

Consolidated research and development expense increased by $2.6 million or 10.2% in Fiscal 2022 compared to Fiscal 2021 due almost entirely to increased compensation costs associated with increased development efforts around expanding our telematics service offerings both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 9.6% in Fiscal 2022 compared to 8.4% in Fiscal 2021. We plan to continue to invest in research and development of new solutions and technologies.

Consolidated selling and marketing expense increased by $2.4 million or 5.1% in Fiscal 2022 compared to Fiscal 2021 primarily due to a $1.2 million increase in compensation costs related to additions to our sales force to drive sales of our telematics subscription services, as well as a $0.5 million increase in outside professional services costs related to our global marketing and branding efforts.

Consolidated general and administrative expense increased by $3.3 million or 6.6% in Fiscal 2022 compared to Fiscal 2021 largely driven by increased compensation costs as a result of the hiring of operations management personnel to support our global operations as we expand our business, as well as cost containment measures undertaken in the prior year in response to the COVID-19 pandemic. The increase in general and administrative expenses also includes the impact of $0.8 million of additional litigation reserves recorded in Fiscal 2022.

Amortization of intangibles increased by $0.6 million or 13.3% in Fiscal 2022 compared to Fiscal 2021.

As described in Note 12 to the accompanying consolidated financial statements, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization as well as rationalizing certain leased properties that were vacant. In Fiscal 2022 and Fiscal 2021, we incurred restructuring charges of $0.6 million and $2.5 million, respectively, which were comprised of severance and employee related costs.

In Fiscal 2021, we vacated certain office facilities in Richardson, Texas and Indianapolis, Indiana, which resulted in an impairment of the corresponding right-of-use assets and related fixed assets of $0.8 million.

Non-operating Income (Expense), Net

Investment income decreased by $0.9 million to $1.2 million in Fiscal 2022 from $2.1 million in Fiscal 2021. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased $0.2 million to $15.3 million in Fiscal 2022 from $15.5 million in Fiscal 2021 due to a lower level of borrowings in the current year period.

Other non-operating expense was $2.4 million in Fiscal 2022, compared to $0.4 million in Fiscal 2021 primarily due to costs incurred related to the wind-down, sale and transition of the LoJack North America business on March 15, 2021. In connection with the sale of the LoJack North America business, we entered into a transition services agreement under which we have been providing certain services to Spireon, a portion of the cost of which is being reimbursed to us by Spireon. This transition services agreement is expected to end in the first quarter of Fiscal 2023.

Income Tax Expense (Benefit)

An income tax expense of $1.1 million was recorded in Fiscal 2022, compared to $0.6 million in Fiscal 2021. The current year income tax expense is attributable to foreign operations. The increase in the income tax expense compared to the prior year was primarily driven by recognition of previously unrecognized tax benefits in the amount of $0.4 million in Fiscal 2021. See Note 14, Income Taxes, to the accompanying consolidated financial statements for additional information.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, for Fiscal 2022 was $3.2 million compared to net loss from discontinued operations, net of tax, in Fiscal 2021 of $35.2 million. There was no tax expense or benefit recorded in either year due to valuation allowances recorded against deferred tax assets. The net income from discontinued operations for the year ended February 28, 2022 was primarily driven by the $4.1 million gain on sale of discontinued operations, which was completed on March 15, 2021. The net loss from discontinued operations for the year ended February 28, 2021 included impairment losses of $23.8 million.

See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss from Continuing Operations:

Our net loss from continuing operations in Fiscal 2022 was $31.1 million as compared to net loss of $21.2 million in Fiscal 2021. The increase in the net loss was primarily driven by decreased revenues as a result of global supply shortages of certain components, as described above, and increased operating expenses largely driven by investments in the areas of research and development, and sales and marketing to support the transition of our business toward Software & Subscription Services, partially offset by higher gross margins.

Adjusted EBITDA:

	Fiscal years ended February 28,
(In thousands)	2022	2021	$ Change	% Change
Segment
Software & Subscription Services	$32,979	$32,226	$753	2.3%
Telematics Products	(3,990)	4,854	(8,844)	(182.2%)
Corporate Expense	(4,309)	(4,974)	665	(13.4%)
Total Adjusted EBITDA	$24,680	$32,106	$(7,426)	(23.1%)
Total Adjusted EBITDA Margin	8.3%	10.4%

Adjusted EBITDA for Software & Subscription Services increased $0.8 million in Fiscal 2022 compared to Fiscal 2021 primarily due to higher revenues offset by increased operating expenses as a result of investments we are making to develop, market and sell our telematics solutions. Adjusted EBITDA for Telematics Products decreased $8.8 million in Fiscal 2022 compared to Fiscal 2021 primarily due to lower revenues as described above. Corporate Expenses decreased slightly year-over-year.

See Note 20, Segment and Geographic Data, for a reconciliation of Adjusted EBITDA by reportable segments and a reconciliation to GAAP-basis net loss.

Fiscal 2021 compared to fiscal year ended February 29, 2020 (“Fiscal 2020”)

For a discussion of our results of operations comparison for the Fiscal 2021 and Fiscal 2020, refer to our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on April 22, 2021.

Liquidity and Capital Resources

In Fiscal 2022, our primary cash needs have been for working capital purposes, and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we grow and transition our customer base to a subscription model while increasing our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash, cash equivalents and our revolving credit facility. We believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations, and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances and COVID-19 on the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

Cash and Cash Equivalents

As of February 28, 2022, we have $79.2 million of cash and cash equivalents.

Available Borrowing Resources

Our revolving credit facility with JPMorgan Chase Bank, N.A. provides for borrowings of up to $50 million and was set to expire on March 30, 2022. We have entered into an amendment to extend the term of this credit facility to June 30, 2022 with the intention of entering into a new revolving credit facility. Borrowings under our existing credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. As of February 28, 2022, there were no borrowings outstanding on this revolving credit facility. Although we intend to enter into a replacement credit facility, there can be no assurance that we will be able to obtain a credit facility with similar terms or at all.

Sale of LoJack North America Operations

On March 14, 2021, we entered into an agreement with Spireon pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for a purchase price of $8.0 million. The transaction was completed effective March 15, 2021 and we received net proceeds of approximately $6.6 million. Subsequently, on November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. No further adjustments to the purchase price are expected. We also entered into a Transition Service Agreement with Spireon on March 15, 2021 (“TSA”) to support Spireon in the transition of LoJack North America customers and we will continue to provide recovery services to the existing installed base of LoJack North America customers as an agent of Spireon until the termination of the TSA, which is expected to occur in the first quarter of Fiscal 2023. During this period, we have invoiced Spireon for certain costs incurred in operating this business. In connection with the transition services provided to Spireon during Fiscal 2022, we incurred a total cost of $4.4 million of which $2.3 million was billed to Spireon for the services under the TSA and the remaining $2.1 million is included as a component of other expense, net in the consolidated statements of comprehensive loss as these costs represent non-operating expenses.

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

Acquisitions

As described in Note 3, Acquisitions, to the accompanying consolidated financial statements, in March 2019 we completed the acquisition of LoJack Mexico for a purchase price, net of cash acquired, of $12.7 million, and in April 2019 we acquired Synovia for a purchase price, net of cash acquired, of $48.9 million. We funded these acquisitions utilizing cash on hand. As part of the Synovia acquisition, we assumed the rights and obligations from the Synovia revenue assignments (“Due to Factors”) as described in Note 11, Financing Arrangements, to the accompanying consolidated financial statements. The revenues recognized from this arrangement of $4.6 million, $6.3 million and $6.8 million were considered a non-cash financing activity for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Material Cash Requirements

Following is a summary of our contractual cash obligations as of February 28, 2022 (in thousands):

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Convertible senior notes principal	$-	$-	$230,000	$-	$230,000
Convertible senior notes stated interest	4,600	9,200	2,300	-	16,100
Operating leases	5,894	9,522	4,424	500	20,340
Purchase obligations	59,005	-	-	-	59,005
Total contractual obligations	$69,499	$18,722	$236,724	$500	$325,445

Purchase obligations consist primarily of inventory purchase commitments.

Other

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes matters whereby the final settlement has not been determined at this time. In connection with these matters, we may have to enter into license agreements or other settlement arrangements that could require us to make significant payments in the future. Based on current information available, we do not believe that there are any claims that would have a material adverse effect on our financial condition, results of operations, or liquidity. See Note 19, Commitments and Contingencies, to the accompanying consolidated financial statements for additional information on legal proceedings.

Cash flows from operating activities

Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt issuance costs and discount, deferred income taxes, amortization of certain revenue assignment arrangements and the effect of changes in working capital and other activities.

Our cash flows from operating activities are attributable to our net loss as well as how well we manage our working capital, which is dictated by the volume of devices we purchase from our manufacturers or suppliers and then sell to our customers, the cadence at which we transition our customers to subscription arrangements as well as the payment and collection terms that we negotiate with customers and suppliers. We purchase a majority of our devices from significant suppliers located in Asia and Mexico that generally provide us 60-day payment terms for products purchased.

Our significant customers are located in the U.S. as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collection experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Historically, since we paid our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, we generated positive cash flows from operating activities. In Fiscal 2022, we began entering into subscription arrangements with key customers who previously purchased telematics devices from us. While these subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Thus in Fiscal 2022 the conversion of certain significant customers onto subscription arrangements had an unfavorable impact on cash flows. We anticipate that this trend will continue in the coming year as we continue our efforts to transition our entire MRM telematics customer base onto similar multi-year subscription arrangements.

For Fiscal 2022, net cash used in operating activities was $4.2 million with a net loss of $28.0 million. Our non-cash income and expenses from continuing operations totaled $48.7 million, comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of debt issuance costs and discounts, noncash operating lease costs and changes in deferred income tax assets . These non-cash expenses were partially offset by non-cash revenues of $4.6 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used was $17.4 million of cash, largely as a result of a $14.2 million decrease in deferred revenue, which was primarily attributable to the wind-down of the auto vehicle finance business that we decided to exit in Fiscal 2021. The wind-down of the auto vehicle finance business was largely complete as of the end of Fiscal 2022. Operating cash flows were also impacted by a $5.6 million decrease in operating lease liabilities. Net cash used in discontinued operations was $0.4 million.

Cash flows from investing activities

In Fiscal 2022 and Fiscal 2021, our net cash used in investing activities was $7.6 million and $13.7 million, respectively. In both of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $5.7 million in Fiscal 2022, which was comprised of cash proceeds received from the sale of the LoJack North America business. Net cash used in investing activities of discontinued operations was $2.3 million in Fiscal 2021.

Cash flows from financing activities

In Fiscal 2022 and Fiscal 2021, our net cash used in financing activities was $2.6 million and $27.3 million, respectively. In both of these periods, we incurred payments for taxes related to the net share settlement of vested equity awards and the proceeds for the exercise of stock options. In Fiscal 2021, we repaid the remaining outstanding portion of our 2020 Convertible Notes of $27.6 million, as well as borrowed and repaid $20.0 million from our revolving credit facility.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements for Fiscal 2022 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. These estimates are listed in our Consolidated Financial Statements for Fiscal 2022, and include: revenue recognition, patent litigation and loss contingencies, goodwill and long-lived assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.

Revenue Recognition

We enter into contracts with customers that can include various combinations of products and services. As a result, our contracts may contain multiple performance obligations. In many customer arrangements subscription services are bundled with the sale or lease of telematics devices within the same contractual arrangement. To determine the performance obligations under these arrangements, we assess the contractual elements and, in particular, whether the telematics products within the arrangement are distinct. This is an area of judgment that includes the consideration of all elements of the arrangement. Significant factors in determining whether telematics devices are distinct are whether such devices are sold separately, as well as the degree of integration and interdependency between the subscription elements of the arrangement and the associated telematics devices. If we conclude that the telematics devices within a customer arrangement are distinct and therefore represent a separate performance obligation, the total expected consideration associated with the contract is allocated between the performance obligations based upon the relative stand-alone selling price associated with each performance obligation. We base stand-alone selling prices on pricing tables for the same or similar items.

For some customer arrangements, we have concluded that the subscription services and associated telematics devices are not distinct performance obligations and thus represent a single combined performance obligation. In these circumstances, we generally recognize the total expected consideration as revenue over the term of the subscription.

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

We accrue for these intellectual property claims whenever we determine that an unfavorable outcome is probable and the liability is reasonably estimable. The amount of the accrual is estimated based on our review of each individual claim, including the type and facts of the claim and our assessment of the merits of the claim. Since these legal matters can be very complex and require significant judgment, we often utilize external legal counsel and other subject matter experts to assist us in defending against such claims. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Although we believe that we take reasonable and considerable measures to mitigate our exposure in these matters, the outcome of litigation is inherently unpredictable. Nonetheless, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

Two open patent infringement lawsuits filed against us by Omega Patents, LLC (“Omega”) and Koninklijke Philips N.V. (“Philips”) are discussed in more detail below.

Omega

A mediation was held with the Company and Omega on April 12, 2022 to work towards a settlement. No settlement was reached during the mediation. In connection with this claim, we have accrued our best estimate of the probable liability of $3.0 million as a litigation reserve related to this matter based on reasonable royalty rates for similar technologies. It is reasonably possible that the court in a new trial may award Omega damages and pre-judgment interest in excess of the amounts we have accrued. Additionally, it is possible that the case may be settled and that the amount required to be paid by us in such settlement may be different from the litigation reserve we have recorded.

Philips

On April 1, 2022, the administrative law judge (“ALJ”) at the International Trade Commission (“ITC”) issued a Final Initial Determination on the question of the violation of section 337 (19 U.S.C. § 1337). The administrative law judge determined that a violation of section 337 has not occurred with respect to any of the asserted patents. On April 13, 2022, Philips filed a Petition for Commission Review of the ALJ's Final Initial Determination, and Respondents responded to Philips’ Petition on April 21, 2022. The district court cases related to Philips in Delaware have been stayed pending the final outcome of the ITC matter. We believe that we have strong non-infringement and invalidity defenses should the Delaware district court cases proceed. Also, we believe we have strong indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are co-defendants in these proceedings. Currently, it is not feasible to predict with certainty the outcome of these four legal proceedings, and no specific amount of damages has been identified.

See Note 19, Commitments and Contingencies, to the accompanying consolidation financial statements for additional information.

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

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date. Such determination is made using discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include future revenue and profitability projections associated with the tradename through a relief from royalty approach; estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and rates used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

As further described above, we have begun entering into subscription arrangements with customers who have historically purchased MRM telematics products from us, which is expected to result in growth in Software & Subscription Services revenues and a corresponding decline in Telematics Products revenues as we transition the MRM telematics business to long-term subscription contracts. This transition is expected to be completed over the course of Fiscal 2023. As a result of this transition, the fair value of the Telematics Products reporting unit exceeds its carrying value by approximately 22%.

At February 28, 2022, we had $94.4 million in goodwill and $32.0 million in other net intangible assets, recorded on our consolidated balance sheet. Additionally, we had three reporting units, one reporting unit under our Telematics Products segment and two reporting units under our Software and Subscription Services segment. Our Telematics Products segment includes $39.2 million of goodwill and our Software & Subscription Service segment includes $55.2 million.

See Note 8, Property and Equipment, and Note 9, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, global intangible low-taxed income, nondeductible officer compensation, and transfer pricing adjustments. Our tax provision for income taxes is inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes; earnings being different than anticipated in countries with different tax rates; changes in the valuation of our deferred tax assets and liabilities; changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We believe our reserves are reasonable and that our historical income tax provisions and accruals for these uncertain positions are sufficient. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

Significant judgment is also required in determining any valuation allowance recorded against our net deferred tax assets in a particular jurisdiction. Currently we maintain a valuation allowance in the U.S. and certain foreign jurisdictions. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

At February 28, 2022, our federal income tax loss carryforwards were approximately $75.3 million, our state income tax loss carryforwards were approximately $68.3 million, and our foreign income tax loss carryforwards were approximately $60.7 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably expect to realize. Future changes in anticipated earnings could change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded (see Note 14, Income Taxes, for additional information).

Forward Looking Statements

Forward looking statements in this Form 10-K which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, the phased implementation of our ERP system, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic (including its effect on the supply of labor), and other risks and uncertainties that are set forth in Part I, Item 1A of this Annual Report on Form 10-K (Risk Factors). Such risks and uncertainties could cause actual results to differ materially and adversely from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.4 million related to our foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2022. The aggregate foreign currency transaction exchange rate losses included in determining loss before income taxes and equity in net loss of affiliate were $0.2 million, $0.2 million and $0.2 million in fiscal years ended February 28/29, 2022, 2021 and 2020, respectively.

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

Our revolving credit facility with JPMorgan Chase Bank, N.A. provides for borrowings of up to $50 million and was set to expire on March 30, 2022. We have entered into an amendment to extend the term of this credit facility to June 30, 2022 with the intention of entering into a new revolving credit facility. Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. There were no borrowings outstanding under this revolving credit facility at February 28, 2022.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CalAmp Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (the "Company") as of February 28, 2022 and February 28, 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and February 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Telematics Products Reporting Unit – Refer to Notes 1 and 9 to the Financial Statements

Critical Audit Matter Description

Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. Under the income approach, the Company utilizes the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). The Company selected assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e., guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

The goodwill balance was $94.4 million as of February 28, 2022, of which $39.2 million is allocated to the Telematics Products reporting unit. The fair value of the Telematics Products reporting unit exceeded its carrying value as of the measurement date, and therefore, no impairment was recognized.

We identified goodwill impairment for the Telematics Products reporting unit as a critical audit matter because of the significant estimates and assumptions made by management to estimate the fair value of the Telematics Products reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s cash flow projections, including gross margin rates, operating expenses, and the selected discount rate, and mostly notably, considerations related to the ongoing transition of customers from the Telematics Products reporting unit to a reporting unit under the Company’s Software & Subscription Services operating segment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions of gross margin rates, operating expenses and the selected discount rate included the following, among others:

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s cash flow projections of gross margin rates, operating expenses and the selection of the discount rate.

We evaluated management’s ability to accurately project future gross margin rates and operating expenses by comparing actual results to management’s historical projections, obtaining evidence for changes in future gross margin rates and operating expense projections, and inquiring with management to understand the overall basis for their cash flow projections. This included management’s evaluation of the ongoing customer transition from the Telematics Products reporting unit to a reporting unit under the Company’s Software & Subscription Services operating segment and how that would, in turn, impact future gross margins and operating expenses.

We evaluated the reasonableness of management’s cash flow projections of future gross margin rates and operating expenses by comparing the projections to (1) historical gross margin rates and operating expenses, (2) management’s long-range strategic plan which was communicated to the Board of Directors, and (3) projected information included in the Company’s press releases, as well as, in analyst and industry reports for the Company.

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

Revenue Recognition — Refer to Note 1 to the financial statements

Critical Audit Matter Description

In many customer arrangements within the Company’s Software & Subscription Services segment, the subscription services are bundled with the sale or lease of telematics devices within the same contractual arrangement. To determine the performance obligations under these arrangements, the Company assesses the contractual elements and, in particular, whether the telematics products within the arrangement are distinct. This is an area of judgment that includes the consideration of all elements of the arrangement. Significant factors in determining whether telematics devices are distinct are whether such devices are sold separately, as well as the degree of integration and interdependency between the subscription elements of the arrangement and the associated telematics devices. If the Company concludes that the telematics devices within a customer arrangement are distinct, and therefore represent a separate performance obligation, the total expected consideration associated with the contract is allocated between the performance obligations based upon the relative stand-alone selling price associated with each performance obligation.

For some customer arrangements, the Company has concluded that the subscription services and associated telematics devices are not distinct promises and thus represent a single combined performance obligation. In these circumstances, the Company generally recognizes the total expected consideration as revenue over the term of the subscription.

Significant judgment is required to determine whether the performance obligations in these contracts are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. This judgment can have a significant impact on the timing of revenue recognition. Auditing these aspects include especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s evaluation of contracts with multiple promises included the following, among others:

– We tested the effectiveness of controls related to management’s identification and assessment of performance obligations in contracts with customers.

– We performed an analysis of how each step within the accounting guidance was addressed for each revenue transaction selected in our substantive test of details.

– We tested management’s identification of performance obligations by evaluating whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the underlying goods and services were highly interdependent and interrelated.

– We obtained and tested individual customer contracts to evaluate the appropriateness of management’s identification of performance obligations.

– We verified that the timing of revenue recognition was appropriate based on the performance obligation identified by inspecting evidence supporting the transfer of control of telematics devices or services to the customer.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

April 28, 2022

We have served as the Company’s auditor since fiscal 2018.

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	February 28,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$79,221	$94,624
Accounts receivable, net	61,544	63,325
Inventories	18,269	23,663
Prepaid expenses and other current assets	22,348	24,804
Current assets of discontinued operations	-	7,872
Total current assets	181,382	214,288
Property and equipment, net	37,674	41,081
Operating lease right-of-use assets	12,327	14,273
Deferred income tax assets	4,165	4,889
Goodwill	94,436	94,617
Other intangible assets, net	31,965	37,488
Other assets	29,632	27,169
Total assets	$391,581	$433,805
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,585	$4,317
Accounts payable	31,815	35,767
Accrued payroll and employee benefits	10,929	12,761
Deferred revenue	26,174	32,924
Other current liabilities	18,951	17,380
Current liabilities of discontinued operations	-	4,096
Total current liabilities	90,454	107,245
Long-term debt, net of current portion	189,703	182,154
Operating lease liabilities	13,382	17,061
Other non-current liabilities	22,640	30,487
Non-current liabilities of discontinued operations	-	1,773
Total liabilities	316,179	338,720
Commitments and contingencies (see Note 19)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 36,052 and 35,229 shares issued and outstanding at February 28, 2022 and 2021, respectively	361	352
Additional paid-in capital	242,386	233,692
Accumulated deficit	(165,965)	(137,974)
Accumulated other comprehensive loss	(1,380)	(985)
Total stockholders' equity	75,402	95,085
Total liabilities and stockholders' equity	$391,581	$433,805

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended February 28/29,
	2022	2021	2020
Revenues:
Products	$182,916	$193,486	$214,374
Application subscriptions and other services	112,923	115,101	107,399
Total revenues	295,839	308,587	321,773
Cost of revenues:
Products	119,850	129,578	135,987
Application subscriptions and other services	54,103	56,604	60,293
Total cost of revenues	173,953	186,182	196,280
Gross profit	121,886	122,405	125,493
Operating expenses:
Research and development	28,444	25,811	26,993
Selling and marketing	48,564	46,202	47,379
General and administrative	52,333	49,077	49,479
Intangible asset amortization	5,415	4,781	5,871
Restructuring	600	2,534	2,465
Impairment losses	-	825	5,754
Total operating expenses	135,356	129,230	137,941
Operating loss	(13,470)	(6,825)	(12,448)
Non-operating income (expense):
Investment income	1,175	2,119	4,497
Interest expense	(15,323)	(15,487)	(20,096)
Loss on extinguishment of debt	-	-	(2,408)
Other expense, net	(2,443)	(403)	(113)
Total non-operating expenses	(16,591)	(13,771)	(18,120)
Loss from continuing operations before income taxes and equity in net loss of affiliate and related impairment loss	(30,061)	(20,596)	(30,568)
Income tax provision from continuing operations	(1,087)	(561)	(20,454)
Loss from continuing operations before equity in net loss of affiliate and related impairment loss	(31,148)	(21,157)	(51,022)
Equity in net loss of affiliate and related impairment loss	-	-	(530)
Net loss from continuing operations	(31,148)	(21,157)	(51,552)
Net income (loss) from discontinued operations, net of tax	3,157	(35,152)	(27,752)
Net loss	$(27,991)	$(56,309)	$(79,304)

Loss per share - continuing operations:
Basic	$(0.88)	$(0.62)	$(1.54)
Diluted	$(0.88)	$(0.62)	$(1.54)
Earnings (loss) per share - discontinued operations:
Basic	$0.09	$(1.02)	$(0.82)
Diluted	$0.09	$(1.02)	$(0.82)
Shares used in computing earnings (loss) per share:
Basic	35,254	34,389	33,670
Diluted	35,254	34,389	33,670

Comprehensive loss:
Net loss	$(27,991)	$(56,309)	$(79,304)
Other comprehensive income (loss):
Foreign currency translation adjustments	(395)	390	(714)
Total comprehensive loss	$(28,386)	$(55,919)	$(80,018)

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Years Ended February 28/29,
	2022	2021	2020
Total stockholders' equity, beginning balances	$95,085	$137,919	$205,653

Common stock and additional paid-in capital:
Beginning balances	234,044	220,825	208,541
Stock-based compensation expense	11,346	12,880	12,421
Shares issued on net share settlement of equity awards	(4,173)	(1,628)	(2,007)
Exercise of stock options and contributions to ESPP	1,530	1,967	1,870
Ending balances	242,747	234,044	220,825

Accumulated deficit:
Beginning balances	(137,974)	(81,531)	(2,227)
Cumulative adjustment upon adoption of ASU 326	-	(134)	-
Net loss	(27,991)	(56,309)	(79,304)
Ending balances	(165,965)	(137,974)	(81,531)

Accumulated other comprehensive income (loss):
Beginning balances	(985)	(1,375)	(661)
Foreign currency translation adjustments	(395)	390	(714)
Ending balances	(1,380)	(985)	(1,375)

Total stockholders' equity, ending balances	$75,402	$95,085	$137,919

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended February 28/29,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,991)	$(56,309)	$(79,304)
Less: Net income (loss) from discontinued operations, net of tax	3,157	(35,152)	(27,752)
Net loss from continuing operations	(31,148)	(21,157)	(51,552)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation expense	17,389	17,221	17,441
Intangible asset amortization	5,415	4,781	5,871
Stock-based compensation	11,321	11,364	10,667
Amortization of debt issuance costs and discount	10,411	10,180	13,764
Impairment losses	-	825	5,754
Noncash operating lease cost	3,713	421	1,534
Loss on extinguishment of debt	-	-	2,408
Revenue assigned to factors	(4,566)	(6,291)	(6,844)
Deferred tax assets, net	465	(1)	18,552
Equity in net loss of affiliate and related impairment loss	-	-	530
Changes in operating assets and liabilities of continuing operations, excluding effects from acquisitions:
Accounts receivable	1,436	1,624	7,549
Inventories	5,164	8,691	(1,439)
Prepaid expenses and other current assets	(219)	(7,311)	(2,014)
Accounts payable	(4,782)	10,166	(17,598)
Accrued liabilities	796	8,257	4,602
Deferred revenue	(14,228)	(6,199)	1,975
Operating lease liabilities	(5,585)	(297)	(4,962)
Other	595	723	599
Net cash provided by (used in) operating activities - continuing operations	(3,823)	32,997	6,837
Net cash provided by (used in) operating activities - discontinued operations	(395)	(4,412)	4,707
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,218)	28,585	11,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	-	6,264	37,055
Purchases of marketable securities	-	(6,264)	(19,543)
Capital expenditures	(13,298)	(11,356)	(21,301)
Acquisitions, net of cash acquired	-	-	(60,652)
Other	-	-	(366)
Net cash used in investing activities - continuing operations	(13,298)	(11,356)	(64,807)
Net cash provided by (used in) investing activities - discontinued operations	5,721	(2,338)	(891)
NET CASH USED IN INVESTING ACTIVITIES	(7,577)	(13,694)	(65,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	-	10,000	-
Repayment of Paycheck Protection Program Loan	-	(10,000)	-
Proceeds from revolving credit facility, net of issuance costs	-	19,944	-
Repayment of 2020 Convertible Notes	-	(27,599)	-
Repurchase of 2020 Convertible Notes	-	-	(94,683)
Repayment of revolving credit facility	-	(20,000)	-
Taxes paid related to net share settlement of vested equity awards	(4,173)	(1,628)	(2,007)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	1,530	1,967	1,870
NET CASH USED IN FINANCING ACTIVITIES	(2,643)	(27,316)	(94,820)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(965)	(355)	(122)
Net change in cash and cash equivalents	(15,403)	(12,780)	(149,096)
Cash and cash equivalents at beginning of year	94,624	107,404	256,500
Cash and cash equivalents at end of year	$79,221	$94,624	$107,404

See accompanying notes to consolidated financial statements.

CALAMP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”) is a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, and consumer vehicles by providing solutions that track, monitor, and recover their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world. We are a global organization that is headquartered in Irvine, California.

Recent Events

COVID-19

In March 2020, the World Health Organization declared COVID-19 (“COVID-19” or the “pandemic”) to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. Since March 2020, our revenues have been negatively impacted by COVID-19 as various small-to-medium sized customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. More recently we have experienced supply shortages as a result of global supply imbalances driven by the global pandemic. These global supply imbalances have negatively impacted all parts of our business during fiscal 2022. It is difficult to predict the extent to which these factors will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the resolution of supply chain issues and supply shortages. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of COVID-19 and the current supply shortages may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout fiscal year 2022 in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Transition of MRM Telematics Customers to Subscription Arrangements

In the later half of fiscal 2022, we prompted a strategic shift with customers who have historically purchased MRM telematics devices from us. These customers are being transitioned to subscription-based arrangements by way of bundling services with telematics devices under multi-year (generally three years) subscription contracts. Our plan is to transitition the MRM business to multi-year subscription contracts over the course of the next year. As a result, our financial results associated with such subscription arrangements will be reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts. In the short term, we expect that this will lead to significant growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Principles of Consolidation

Our consolidated financial statements include the accounts of CalAmp Corp. (a Delaware corporation) and all of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Reportable Segments

As further discussed in Note 20, Segment and Geographic Data, our two reportable segments are Software & Subscription Services and Telematics Products.

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

Revenue Recognition

We enter into contracts with our customers to provide telematics solutions through various combinations of platform and application subscriptions and associated telematics devices. We recognize revenue when distinct promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining revenue recognition we apply the following five-step approach:

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

Revenues from subscription services are recognized ratably on a straight-line basis over the term of the subscription, which generally ranges from two to five years.

We recognize revenue from telematics product sales upon the transfer of control of promised products to customers in an amount that reflects the transaction price. Customers generally do not have a right of return except for defective products returned during the warranty period. We record estimated commitments related to customer incentive programs as reductions of revenues.

From time to time, we provide various professional services to customers. These services include project management, engineering services and installation services, which are often distinct from other performance obligations and are recognized as the related services are performed. For certain professional service contracts, we recognize revenue based on the proportion of total costs incurred to-date over the estimated cost of the contract, which is an input method.

In many customer arrangements subscription services are bundled with the sale or lease of telematics devices within the same contractual arrangement. To determine the performance obligations under these arrangements, we assess the contractual elements and, in particular, whether the telematics products within the arrangement are distinct. This is an area of judgment that includes the consideration of all elements of the arrangement. Significant factors in determining whether telematics devices are distinct are whether such devices are sold separately, as well as the degree of integration and interdependency between the subscription elements of the arrangement and the associated telematics devices. If we conclude that the telematics devices within a customer arrangement are distinct and therefore represent a separate performance obligation, the total expected consideration associated with the contract is allocated between the performance obligations based upon the relative stand-alone selling price associated with each performance obligation. We base stand-alone selling prices on pricing tables for the same or similar items.

For some customer arrangements, we have concluded that the subscription services and associated telematics devices are not distinct performance obligations and thus represent a single combined performance obligation. For certain other customer arrangements under which devices are leased in combination with subscription services, we consider the arrangement to be predominately a subscription service and thus a combined single performance obligation for purposes of revenue recognition. In both of these circumstances, we generally recognize the total expected consideration as revenue over the term of the subscription. Device related costs associated with arrangements in which title to the device is transferred to the customer under a single combined performance obligation are recorded as deferred costs on the balance sheet and are amortized into cost of revenues over the term of the subscription or the estimated in-service lives of the devices. In contractual arrangements under which we provide devices as part of the subscription contract but we retain control of the devices, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years.

As further described above under the caption Transition of MRM Telematics Customers to Subscription Arrangements, we are in the process of transitioning our MRM customer base to subscription arrangements. This transition may have an impact on our future determinations around contractual performance obligations as we anticipate selling fewer telematics products that do not include related subscription services.

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

The timing of revenue recognition may differ from the timing on our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. Contract liabilities (deferred revenues) are comprised of billings or payments received from our customers in advance of performance under the contract. During the fiscal year ended February 28, 2022, we recognized $32.1 million in revenue from the deferred revenue balance of $52.9 million as of February 28, 2021.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid sales commissions included in prepaid expenses and other current assets and other assets were $2.0 million and $2.9 million, respectively, as of February 28, 2022.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 20, Segment and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Revenue by type of goods and services:
Telematics devices and accessories	$182,916	$193,486	$214,374
Rental income and other services	19,265	17,844	21,587
Recurring application subscriptions	93,658	97,257	85,812
Total	$295,839	$308,587	$321,773

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$195,399	$209,902	$232,971
Revenue recognized over time	100,440	98,685	88,802
Total	$295,839	$308,587	$321,773

Telematics devices and accessories revenues presented in the table above include devices sold in customer arrangements that include both device and subscription services. Revenues related to recurring application subscriptions include subscription revenues as well as amortization of deferred revenue for contractual arrangements under which the subscription services and associated telematics devices were determined to be a single combined performance obligation.

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2022 and February 28, 2021, we have estimated remaining performance obligations for contractually committed revenues of $202.0 million and $145.1 million respectively. As of February 28, 2022, we expect to recognize approximately 47% of the revenue under these remaining performance obligations in fiscal 2023 and 24% in fiscal 2024. As of February 28, 2021, we expected to recognize approximately 50% of the then remaining performance obligations in fiscal 2022 and 22% in fiscal 2023. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts or in some cases amounts expected to be invoiced. Our payment terms generally range between 30 to 60 days of our invoice date with a few exceptions that extend the credit terms up to 90 days, and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Actual collections may differ from estimated amounts.

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

We analyzed the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies, and, upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), we grouped all accounts receivables and lease receivables into a single portfolio. As described in Note 20, Segment and Geographic Data, we do not have significant international geographic concentrations of revenue, and as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States. As a result of our adoption of ASU 2016-13 effective March 1, 2020, we recognized the cumulative effect of initially applying the guidance as a $0.1 million addition to our allowance for doubtful accounts with an offsetting adjustment to accumulated deficit.

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

We capitalize certain costs incurred in connection with developing or obtaining internal-use software and software embedded in our products. These costs are recorded as property and equipment in our consolidated balance sheets and are amortized over useful lives ranging from three to seven years. The devices leased to our customers under operating leases are capitalized as property and equipment and being depreciated over the life of the devices.

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

The recoverability assessment with respect to each of the tradenames used in our operations requires us to estimate the fair value of the asset as of the assessment date. Such determination is made using discounted cash flow techniques (Level 3 determination of fair value). Significant inputs to the valuation model include future revenue and profitability projections associated with the tradename through a relief from royalty approach; estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of our ownership of our tradenames; and rates used to discount the estimated royalty cash flow projections to their present value (or estimated fair value).

In the fourth quarter of fiscal 2020 and throughout fiscal 2021, we determined that the prolonged secular decline in revenues from our legacy LoJack U.S. stolen vehicle recovery (“SVR”) products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the continuing unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past year. As a result, we initiated an assessment of the carrying amount of the related goodwill, intangible and long-lived assets supporting these products including the LoJack tradename and dealer and customer relationships in both fiscal years. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill and certain of our long-lived assets were impaired in fiscal year 2021 and 2020 as follows (in thousands):

	Year Ended February 28/29,
	2021	2020
LoJack U.S. SVR Products goodwill	$12,023	$-
Other intangible assets:
Developed technology	478	-
Tradenames	-	11,540
Dealer and customer relationships	1,005	6,194
Property and equipment and other assets	10,483	514
Operating lease right-of-use assets and related liabilities	658	895
Total	$24,647	$19,143

Of the above amounts, $23.8 million and $13.4 million were included in discontinued operations in the years ended February 28/29, 2021 and 2020, respectively (see Note 2, Discontinued Operations, for additional information).

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

Product Warranty

All products have a one- to three-year limited warranty against manufacturing defects and workmanship. We estimate the future costs relating to product returns subject to our warranty and record a reserve upon shipment of our products. We periodically adjust our estimates for actual warranty claims, historical claims experience as well as the impact of known product quality issues.

Patent Litigation and Other Contingencies

We accrue for patent litigation and other contingencies whenever we determine that an unfavorable outcome is probable and a liability is reasonably estimable. The amount of the accrual is estimated based on a review of each claim, including the type and facts of the claim and our assessment of the merits of the claim. These accruals are reviewed at least on a quarterly basis and are adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other events pertaining to the case. Such accruals, if any, are recorded as general and administrative expense in our consolidated statements of comprehensive loss. Although we take considerable measures to mitigate our exposure in these matters, litigation is unpredictable; however, we believe that we have valid defenses with respect to pending legal matters against us as well as adequate provisions for probable and estimable losses. All costs for legal services are expensed as incurred.

Income Taxes

We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. Valuation allowances are provided against net deferred tax assets when it is determined that it is more likely than not that the assets will not be realized. In assessing valuation allowances, we review historical and future expected operating results and other factors, including cumulative earnings experience, expectations of future taxable income by jurisdiction and the carryforward periods available for reporting purposes.

In the fourth quarter of fiscal 2020, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing net deferred tax assets. Due to the decrease in profitability, three-year cumulative loss position considering forecasts of future profitability and weighing all other positive and negative objective evidence, we determined that it was more likely than not that our domestic net deferred tax assets will not be realized, as such a valuation allowance against our domestic net deferred tax assets was established during the three months ended February 29, 2020. In fiscal 2022, we maintained a valuation allowance with respect to certain of our domestic and foreign deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive loss during the period. The aggregate foreign currency transaction exchange rate losses included in determining loss from continuing operations before income taxes were $0.2 million, $0.2 million and $0.2 million in fiscal years 2022, 2021 and 2020, respectively.

Stock-Based Compensation

Our stock-based compensation expense resulting from grants of employee stock options, restricted stock and restricted stock units is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. We use the Black-Scholes option-pricing method for valuing stock options and shares granted under the employee stock purchase plan and recognize the expense over a requisite service (vesting) period using the straight-line method. Restricted stock units (RSUs), are valued based on the fair value of our common stock on the date of grant. The measurement of stock-based compensation is based on several criteria such as the type of equity award, the valuation model used and associated input factors including the expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. Certain of these inputs are subjective and are determined based in part on management's judgment. We account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We expect the primary impacts of this new standard will be to increase the carrying value of the convertible notes and reduce our reported interest expense. In addition, we will be required to use the if-converted method for calculating diluted earnings per share.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. Effective March 1, 2021, the Company adopted ASU 2019-12. This pronouncement did not have a significant impact on our consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

Effective March 15, 2021, a wholly owned subsidiary of the Company and Spireon entered into an agreement (“Sale Agreement”) pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business (“LoJack Transaction”) for an upfront cash purchase price of approximately $8.0 million. We received net proceeds of $6.6 million, based on an estimate of certain adjustments to the gross purchase price as of the closing date. On November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. No further adjustments to the purchase price are expected. We recognized a gain on the sale of the LoJack North America business of $4.1 million during the year ended February 28, 2022.

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. Subsequently, the transition period was extended and is expected to conclude in the first quarter of Fiscal 2023. As consideration for these services, Spireon is reimbursing us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement to commence upon the expiration of the TSA under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the transition services provided to Spireon during the year ended February 28, 2022, we incurred a total cost of $4.4 million of which $2.3 million was billed to Spireon for the services under the TSA and the net amount of remaining of $2.1 million was included as a component of other expense in the consolidated statements of comprehensive loss as these costs represent non-operating expenses.

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

As of February 28,
2021
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable, net	$5,050
Inventories	1,721
Prepaid expenses and other current assets	1,101
Total assets	$7,872
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$1,956
Deferred revenue	1,849
Other current liabilities	291
Current liabilities of discontinued operations	4,096
Other non-current liabilities	1,773
Total liabilities	$5,869

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Year Ended February 28/29
	2022	2021	2020
Revenues	$823	$32,692	$44,334
Cost of revenues	950	21,133	26,524
Gross profit	(127)	11,559	17,810
Operating expenses:
Research and development	32	1,441	2,443
Selling and marketing	167	9,988	13,155
General and administrative	75	7,041	8,190
Intangible asset amortization	141	2,199	6,450
Restructuring	404	2,220	1,935
Impairment losses	-	23,822	13,389
Total operating expenses	819	46,711	45,562
Operating loss from discontinued operations	(946)	(35,152)	(27,752)
Gain on sale of discontinued operations	4,103	-	-
Net income (loss) from discontinued operations, net of tax	$3,157	$(35,152)	$(27,752)

The amounts in the statement of cash flow that are included in discontinued operations are summarized in the following table (in thousands):

	Year Ended February 28/29
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from discontinued operations, net of tax	$3,157	$(35,152)	$(27,752)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by (used in) operating activities:
Depreciation	-	2,260	2,225
Intangible asset amortization	141	2,199	6,450
Stock-based compensation	25	1,516	1,754
Impairment losses	-	23,822	14,599
Gain on sale of discontinued operations	(4,103)	-	-
Noncash operating lease cost	-	4,901	3,360
Changes in operating assets and liabilities:
Accounts receivable	452	2,584	2,053
Inventories	425	2,585	2,456
Prepaid expenses and other current assets	4	(123)	2,376
Accounts payable	(331)	(1,859)	1,158
Accrued liabilities	(135)	(1,363)	(627)
Deferred revenue	(30)	(428)	(70)
Operating lease liabilities	-	(5,354)	(3,275)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(395)	(4,412)	4,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,338)	(891)
Net proceeds from sale of discontinued operations	5,721	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	5,721	(2,338)	(891)
Net change in cash and cash equivalents	5,326	(6,750)	3,816

NOTE 3 – ACQUISITIONS

We acquired LoJack Mexico and Synovia in March 2019 and April 2019, respectively. The following are the final purchase price allocations as of February 29, 2020 for the two acquisitions (in thousands):

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

We incurred acquisition-related costs of approximately $1.1 million for the acquisition of these entities in fiscal 2020. These costs were primarily legal expenses, which were recorded as part of our general and administrative expenses.

Pro forma financial information for the fiscal year ended February 29, 2020 for the acquired companies is not disclosed as the results are not material to our consolidated financial statements.

LoJack Mexico

On March 19, 2019, we acquired LoJack Mexico, the exclusive licensee of LoJack technology for the Mexican market. LoJack Mexico leverages our telematics and software-as-a-service solutions to expand product offering to its substantial subscriber base as well as serve auto dealers and OEMs, insurance providers and leasing companies throughout Mexico. We purchased the remaining 87.5% of LoJack Mexico shares that we did not own for a cash purchase price of $14.3 million. Our previously held 12.5% equity interest in LoJack Mexico was determined to have a fair value of $2.0 million at acquisition date which resulted in a gain of $0.3 million, which was recorded as investment income in our consolidated statements of comprehensive loss for the fiscal year ended February 29, 2020. LoJack Mexico is consolidated with our financial statements effective March 19, 2019 as a component of our Software & Subscription Services reportable segment.

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

NOTE 4 – CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Significant Customers

We sell telematics products to large global enterprises in the industrial equipment, telecommunications and automotive market verticals. One customer accounted for 18%, 19% and 16% of our revenue and 12%, 25% and 21% of our accounts receivable as of and for the years ended February 28/29, 2022, 2021 and 2020, respectively.

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

	Year Ended February 28/29,
	2022	2021	2020
Inventory purchases:
Supplier A	14%	20%	11%
Supplier B	13%	14%	2%
Supplier C	15%	10%	12%
Supplier D	10%	22%	27%

	As of February 28/29,
	2022	2021	2020
Accounts Payable:
Supplier A	3%	17%	13%
Supplier B	15%	11%	10%
Supplier C	11%	8%	12%

We are currently reliant upon these suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the same terms from another supplier.

NOTE 5 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of February 28, 2022
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$28,394	$-	$28,394	$28,394	$-
Level 1:
Money market funds	7,327	-	7,327	7,327	-
Mutual funds (1)	851	107	958	-	958
Level 2:
Repurchase agreements	43,500	-	43,500	43,500	-
Total	$80,072	$107	$80,179	$79,221	$958

	As of February 28, 2021
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,823	$-	$38,823	$38,823	$-
Level 1:
Money market funds	12,801	-	12,801	12,801	-
Mutual funds (1)	1,810	367	2,177	-	2,177
Level 2:
Repurchase agreements	43,000	-	43,000	43,000	-
Total	$96,434	$367	$96,801	$94,624	$2,177

(1)

Amounts represent various equities, bonds and money market mutual funds held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of February 28, 2022, the cash surrender value of COLI was $6.2 million. See Note 10 for discussion of the deferred compensation plan.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	February 28,
	2022	2021
Accounts receivable	$64,190	$66,983
Allowance for doubtful accounts	(2,646)	(3,658)
	$61,544	$63,325

NOTE 7 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2022	2021
Raw materials	$6,090	$10,480
Finished goods	12,179	13,183
	$18,269	$23,663

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Useful	February 28,
	Life	2022	2021
Leasehold improvements	5 - 10 years	$6,853	$7,924
Recovery system components and law enforcement tracking units	7 to 10 years	940	13,975
Leased devices	2 to 5 years	33,632	31,988
Plant equipment and tooling	2 - 5 years	8,960	9,789
Office equipment, computers and furniture	3 - 5 years	8,555	12,438
Software	3 - 7 years	40,885	49,993
		99,825	126,107
Less accumulated depreciation and amortization		(65,615)	(88,870)
		34,210	37,237
Fixed assets not yet in service		3,464	3,844
		$37,674	$41,081

Depreciation expense from continuing operations was $17.4 million, $17.2 million and $17.4 million for the fiscal years ended February 28/29, 2022, 2021 and 2020, respectively.

A portion of the recovery system components and law enforcement tracking units above represent the software development for and equipment attached to our tower infrastructure. During fiscal year ended February 28, 2021, we recorded impairment losses aggregating $9.0 million, which represented the net book value of property and equipment substantially related to the LoJack U.S. SVR operations. Impairment losses of $8.9 million for the fiscal year ended February 28, 2021 are included within the net loss from discontinued operations shown separately in our consolidated statement of comprehensive loss.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2021	$55,437	$39,180	$94,617
Effect of exchange rate change on goodwill	(181)	-	(181)
Balance as of February 28, 2022	$55,256	$39,180	$94,436

As further described in Note 1 Description of Business and Summary of Significant Accounting Policies, we have begun entering into subscription arrangements with customers who have historically purchased MRM telematics products from us, which is expected to result in growth in Software & Subscription Services revenues and a corresponding decline in Telematics Products revenues as we transition the MRM telematics business to long-term subscription contracts. This transition is expected to be completed over the course of Fiscal 2023. As a result of this strategic shift, we anticipate that the goodwill presently associated with our Telematics Products reporting unit will be re-allocated to our other reporting units in Fiscal 2023 at such time that this customer transition is substantially complete.

Other intangible assets are comprised as follows (in thousands, except years):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	Feb. 28, 2021	Additions & Adjustments, net (1)	Feb. 28, 2022	Feb. 28, 2021	Amortization Expense	Feb. 28, 2022	Feb. 28, 2021	Feb. 28, 2022
Developed technology	4-6 years	$26,994	(36)	$26,958	$24,057	1,413	$25,470	$2,937	$1,488
Tradenames	10 years	30,257	(65)	30,192	18,428	2,143	20,571	11,829	9,621
Customer relationships	10-15 years	35,270	134	35,404	12,902	1,981	14,883	22,368	20,521
Patents	5 years	589	-	589	235	19	254	354	335
		$93,110	$33	$93,143	$55,622	$5,556	$61,178	$37,488	$31,965

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.
(2)	This table excludes the gross value of fully amortized intangible assets totaling $23.0 million at February 28, 2022 and February 28, 2021.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. In both fiscal 2021 and 2020, we determined that the prolonged secular decline in legacy LoJack US SVR products revenue coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. As a result, we performed an assessment of the carrying amount of the related intangible assets supporting these products including the LoJack tradename and dealer and customer relationships. Our assessment of the future cash flows generated by these assets concluded that an impairment loss was present. For the fiscal year ended February 28, 2021, we recorded an impairment loss aggregating $1.5 million, which was attributable to $1.0 million of US Dealer relationships and $0.5 million of developed technology. For the fiscal year ended February 29, 2020, we recorded an impairment loss aggregating $17.7 million, which was attributable to $11.5 million of the LoJack Tradename and $6.2 million of US Dealer relationships. Approximately, $1.5 million and $12.0 million of these impairment losses are included within net loss from discontinued operations for fiscal years ended February 28/29, 2021 and 2020, respectively.

Amortization expense of intangible assets from continuing operations was $5.4 million, $4.8 million and $5.9 million in fiscal years ended February 28/29, 2022, 2021 and 2020, respectively.

Estimated future amortization expense as of February 28, 2022 is as follows (in thousands):

2023	$5,416
2024	4,572
2025	4,457
2026	4,147
2027	2,526
Thereafter	10,847
$31,965

NOTE 10 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28,
	2022	2021
Deferred product cost	$1,493	$4,850
Deferred compensation plan assets	7,215	7,141
Lease receivables, non-current	15,118	10,403
Prepaid commissions	2,894	2,438
Other	2,912	2,337
	$29,632	$27,169

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

NOTE 11 – FINANCING ARRANGEMENTS

Balances attributable to our financing arrangements consist of the following (in thousands):

	Maturity	Effective	February 28,
	Date	Interest Rate	2022	2021
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	7.56%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	3,829	8,081
Total term debt			233,829	238,081
Unamortized discount and issuance costs			(41,541)	(51,610)
Less: current portion of long-term term debt			(2,585)	(4,317)
Long-term debt, net of current portion			$189,703	$182,154

The effective interest rates for the convertible notes include the interest on the notes and debt discount. As of February 28, 2022 and 2021, the fair value of the convertible notes, based on Level 2 inputs, was $209 million and $212 million, respectively.

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with J.P. Morgan Chase Bank that provides for borrowings of up to $50 million and was set to expire on March 30, 2022. We have entered into an amendment to extend the term of this credit facility to June 30, 2022 and are presently in negotiations to enter into a new revolving credit facility. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or six months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We will also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility can be used for repayment of existing debt, working capital and general corporate purposes. In May 2020, we borrowed $20 million under the revolving credit facility, which was fully repaid with the accrued interest of $0.1 million on November 19, 2020. There were no borrowings outstanding under this revolving credit facility at February 28, 2022.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of February 28, 2022, we were in violation of the total indebtedness coverage ratio covenant under the revolving credit facility. However, as noted above, there were no borrowings outstanding under this revolving credit facility at February 28, 2022, and we are presently in negotiations to enter into a new revolving credit facility.

Convertible Senior Unsecured Notes

We have $230.0 million aggregate principal amount of convertible senior unsecured notes due in August 2025 (“2025 Convertible Notes”). The notes are carried at their principal face amount, less unamortized debt discount and issuance costs, and are not carried at fair value at each period end.

Accounting guidance requires that convertible debt that can be settled for cash be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component is generally determined using a discounted cash flow analysis, in which the projected interest and principal payments are discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represents the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. The amounts recorded in additional paid-in capital is not to be remeasured as long as the embedded conversion option continues to meet the conditions for equity classification. As of February 28, 2022, the embedded conversion option continues to meet the conditions for equity classification.

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

The table below summarizes the liability and equity components of the 2025 Convertible Notes, the issuance costs and the applicable assumptions used for the calculation (in millions except initial conversion rate and per share amounts):

Initial conversion rate (shares per $1,000 principal amount)	32.5256
Initial conversion price per share	$30.7450

Fair value of liability component upon issuance	$160.8
Fair value measurement level	Level 3
Fair value of embedded equity component upon issuance	$69.2
Deferred tax asset effect	$17.3

Total issuance cost	$7.3
Equity component	$2.2
Deferred tax asset effect	$0.5

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

2025 Convertible Notes

On July 20, 2018, we issued $230.0 million aggregate principal amount of the 2025 Convertible Notes. These notes were issued under an indenture, dated July 20, 2018 between us and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

The 2025 Convertible Notes contain customary terms and conditions, including that upon certain events of default occurring and continuing, either the trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the then outstanding Notes, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding to become due and payable immediately. Such events of default include, without limitation, the default by us or any of our subsidiaries with respect to indebtedness for borrowed money in excess of $10 million and the entry of judgments for the payment of $15 million or more against us or any of our subsidiaries, which are not paid, discharged or stayed within 60 days.

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

The 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of both, at our election, based on an initial conversion rate and initial conversion price as noted above. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the indenture.

Upon the occurrence of a “make-whole fundamental change”, we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change”, holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of February 28, 2022, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our consolidated balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million will be amortized under the interest method. During the fiscal year ended February 28/29, 2022, 2021 and 2020, we recognized $0.2 million, $0.5 million and $0.7 million of interest expense related to this debt, respectively. The non-cash revenues recognized from this arrangement of $4.6 million, $6.3 million and $6.8 million are included as a non-cash activity in our consolidated statements of cash flows for fiscal year ended February 28/29, 2022, 2021 and 2020, respectively.

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

NOTE 12 – RESTRUCTURING CHARGES

In fiscal 2019, we commenced a plan (the “Plan”) to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that were not fully occupied. Our Plan is aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. To date, total restructuring charges are $17.9 million, comprised primarily of $11.1 million in severance and employee related costs, and $6.8 million for vacant office and manufacturing facility as well as terminated tower infrastructure leases. Restructuring charges related to vacant office and manufacturing facility space were due primarily to the vacancy in Canton, Massachusetts of $3.3 million. Substantially all charges related to severance and employee costs were under the Telematics Products reportable segment.

The following table summarizes the charges resulting from the implementation of the restructuring plan for the fiscal years ended February 28/29, 2022, 2021 and 2020 (in thousands):

	Years ended February 28/29,
	2022			2021			2020
	Personnel	Facilities	Total	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$218	$376	$594	$530	$850	$1,380	$493	$1,853	$2,346
Research and development	57	-	57	33	-	33	222	-	222
Selling and marketing	247	-	247	820	-	820	601	-	601
General and administrative	100	6	106	2,521	-	2,521	1,231	-	1,231
Total	$622	$382	$1,004	$3,904	$850	$4,754	$2,547	$1,853	$4,400

Total restructuring charges of $0.4 million, $2.2 million, and $1.9 million for fiscal years ended February 28/29, 2022, 2021 and 2020 were included as part of the discontinued operations, respectively.

The following table summarizes the activity resulting from the implementation of the restructuring plan within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 29, 2020	$2,383	$359	$2,742
Charges	3,905	850	4,755
Payments	(3,651)	(318)	(3,969)
Restructuring liabilities as of February 28, 2021	$2,637	$891	$3,528
Charges	622	382	1,004
Payments	(3,129)	(424)	(3,553)
Restructuring liabilities as of February 28, 2022	$130	$849	$979

The restructuring liabilities related to personnel were included in accrued payroll and employee benefits in our consolidated balance sheets as of February 28, 2022 and 2021.

NOTE 13 – LEASES

On March 1, 2019, we adopted ASC 842, Leases. We applied the transition requirements on the adoption date, rather than at the beginning of the earliest comparative period presented. In addition, we elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes.

We have various non-cancelable operating leases for our offices in California, Texas, Massachusetts, Indiana and Minnesota in the United States, and Italy, Mexico and the United Kingdom. We also have various non-cancelable operating leases for towers and vehicles throughout the United States, Italy and Mexico. These leases expire at various times through 2033. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

	February 28,
	2022	2021
Assets
Operating lease right-of-use assets	$12,327	$14,273

Liabilities
Operating lease liabilities (current)	$5,086	$4,926
Operating lease liabilities (noncurrent)	13,382	17,061
Total lease liabilities	$18,468	$21,987

As a result of the adoption of ASC 842, effective March 1, 2019, the balance of the restructuring liability related to certain facility leases have been reclassified as a reduction of the operating lease right-of-use assets in our consolidated balance sheet. We recorded an impairment loss aggregating $0.7 million and $0.6 million, which represented total operating lease right-of-use assets from various tower leases that were terminated or planned to be terminated as well as ceased use office facilities as of February 28/29, 2021 and 2020, respectively. Impairment loss relating to tower leases are considered as part of the discontinued operations (see Note 2) and the remaining balance is included within the total impairment loss shown in the operating expenses in our consolidated statement of comprehensive loss.

Lease Costs

The following lease costs were included in our consolidated statements of comprehensive income (loss) as follows (in thousands):

	Years ended February 28,
	2022	2021
Operating lease cost	$4,741	$6,842
Short-term lease cost	75	168
Variable lease cost	102	442
Total lease cost	$4,918	$7,452

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Years ended February 28,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,005	$7,549
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,087	$2,513
Weighted average remaining lease term	3.8 years	4.7 years
Weighted average discount rate	5.17%	5.37%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of February 28, 2022 (in thousands):

2023	$5,894
2024	5,564
2025	3,958
2026	3,090
2027	1,334
Thereafter	500
Total minimum lease payments	20,340
Less imputed interest	(1,872)
Present value of future minimum lease payments	18,468
Less current obligations under leases	(5,086)
Long-term lease obligations	$13,382

NOTE 14 – INCOME TAXES

Our loss from continuing operations before income taxes and equity in net loss of affiliate consists of the following (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Domestic	$(22,943)	$(16,964)	$(31,381)
Foreign	(7,118)	(3,632)	813
Total loss before income taxes and equity in net loss of affiliate	$(30,061)	$(20,596)	$(30,568)

The components of income tax provision consists of the following (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Current:
State	$(33)	$40	$(273)
Foreign	(589)	(602)	(1,629)
Total current	(622)	(562)	(1,902)
Deferred:
Federal	(31)	(59)	(12,852)
State	(6)	(18)	(10,645)
Foreign	(428)	78	4,945
Total deferred	(465)	1	(18,552)
Income tax provision	$(1,087)	$(561)	$(20,454)

The income tax benefit (provision) differs from the amount obtained by applying the statutory rate as follows (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Income tax benefit (provision) at U.S. statutory federal rate	$6,313	$4,325	$6,420
State income tax benefit, net of federal income tax effect	730	602	117
Foreign taxes benefit (provision) exclusive of valuation allowance change	(1,385)	900	(50)
U.S. taxes on foreign income	-	(306)	(571)
Valuation allowance increases	(7,672)	(5,825)	(27,726)
Research and other tax credits	1,544	1,322	2,594
Tax benefits on vested and exercised equity awards	(112)	(851)	(606)
Non-deductible expenses	(791)	(655)	(697)
Other, net	286	(73)	65
Total income tax provision	$(1,087)	$(561)	$(20,454)

The components of net deferred income tax assets for income tax purposes are as follows (in thousands):

	February 28,
	2022	2021
Net operating loss carryforwards	$33,379	$27,194
Depreciation, amortization and impairments	(5,001)	(2,117)
Research and development credits	23,484	21,917
Stock-based compensation	1,795	2,944
Other tax credits	2,211	2,197
Capitalized research costs	2,657	2,638
ROU asset	(3,122)	(3,528)
Lease liabilities	4,667	5,472
Payroll and employee benefit accruals	1,906	1,984
Allowance for doubtful accounts	677	1,163
Other accrued liabilities	3,365	4,743
Convertible debt	(6,573)	(8,185)
Other, net	8,236	5,137
Total deferred tax assets (liabilities)	67,681	61,559
Valuation allowance	(63,732)	(56,848)
Net deferred tax assets (liabilities)	$3,949	$4,711

Reported as:
Deferred tax assets	$4,165	$4,889
Deferred tax liabilities	(216)	(178)
Net deferred tax assets	$3,949	$4,711

As of February 28, 2022, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in domestic and certain foreign jurisdictions for which we cannot assert that they are more likely than not going to be realized. For fiscal year 2022, we increased the valuation allowance against our domestic and foreign net deferred tax assets by approximately $5.6 million and $1.3 million, respectively. For fiscal year 2021, we considered positive and negative evidence, in assessing our ability to realize our domestic and foreign net deferred tax assets and concluded that it is more likely than not that our domestic and many of our foreign net deferred tax assets will not be realized. As such, we increased the valuation allowance against our domestic and foreign net deferred tax asset by approximately $9.2 million and $2.1 million, respectively, for fiscal year 2021. The amount of the net deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

At February 28, 2022, we had net operating loss carryforwards of approximately $32.3 million, $68.3 million and $42.8 million for federal, state and foreign purposes, respectively, expiring at various dates through fiscal year 2039. Approximately $43.1 and $17.9 million of federal and foreign net operating loss carryforwards do not expire, respectively. The federal net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If substantial changes in our ownership were to occur, there may be certain annual limitations on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2022, we had R&D tax credit carryforwards of $11.2 million and $11.7 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through fiscal year 2040. A substantial portion of the state R&D tax credits have no expiration date. As of February 28, 2022, we had foreign tax credit carryforwards of $1.9 million for federal income tax purposes which expire beginning in fiscal year 2023 through fiscal year 2032.

We accounted for stock-based compensation pursuant to ASU 2016-09 and we have tax deductions on exercised stock options and vested restricted stock awards that did not exceed stock compensation expense amounts recognized for financial reporting purposes in fiscal 2022 and 2021. The gross shortfall was $0.7 million and $4.1 million in fiscal 2022 and 2021, respectively. We follow ASC Topic 740, Income Taxes, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on our evaluation of our income tax positions that we have uncertain tax benefit of $1.6 million, $1.8 million, and $2.2 million at February 28/29, 2022, 2021 and 2020, respectively, for which we have not yet recognized an income tax benefit for financial reporting purposes.

At February 28, 2022, we decreased the uncertain tax benefits related to certain foreign net operating loss carryforwards and domestic tax credits by $0.1 million. At February 28, 2021, we decreased the uncertain tax benefits related to certain foreign net operating loss carry forwards and domestic tax credits by $0.4 million. If total uncertain tax benefits were realized in a future period, it would result in a tax benefit of $0.8 million. As of February 28, 2022 and 2021, our liabilities for uncertain tax benefits were netted against our deferred tax assets on our consolidated balance sheet. It is reasonably possible the amount of unrecognized tax benefits could be reduced within the next 12 months by at least $0.5 million.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. No amounts of interest and/or penalties have been accrued as of February 28, 2022.

	Year Ended February 28/29,
	2022	2021	2020
Gross amounts of unrecognized tax benefits as of the beginning of the period	$1,750	$2,172	$3,201
Decreases related to prior period tax positions	(45)	(2)	(34)
Decreases from lapse in statue of limitations	-	(550)	(908)
Foreign curreny translation adjustment	(58)	130	(87)
Gross amounts of unrecognized tax benefits as of the end of the period	$1,647	$1,750	$2,172

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil, Mexico, Japan, Hong Kong and New Zealand. Certain income tax returns for the years 2017 through 2020 remain open to examination by U.S. federal and state tax authorities. To the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Our tax returns in the foreign jurisdictions remain open for examination for varying years by jurisdiction with certain jurisdictions being open for examination from 2016 to the present.

 For the fiscal years ended February 28, 2022 and 2021, we assert our intention to indefinitely reinvest foreign earnings in all our non-U.S. subsidiaries and accordingly, recorded no deferred income taxes on outside basis differences.

NOTE 15 – STOCKHOLDERS' EQUITY

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1.75 million shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. There are two enrollment periods each year that commence on February 1st and August 1st and lasts for six months. Stock-based compensation expense related to the ESPP Plan for the years ended February 28/29, 2022, 2021 and 2020 were $0.4 million, $0.7 million and $0.5 million, respectively.

Stock-Based Compensation

Our Board of Directors adopted the 2004 Incentive Stock Plan (the 2004 Plan) effective July 30, 2004, which provides for the granting of qualified and nonqualified stock options, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock to employees and directors. The primary purpose of the 2004 Plan is to enhance our ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock options under the 2004 Plan will have a term of not more than 10 years and the vesting of the awards will be at the discretion of the Human Capital Committee of the Board of Directors but is not expected to exceed four years. We treat equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the requisite service period of the entire award. As of February 28, 2022, there were 1.1 million award units in the 2004 Plan that were available for grant.

The following table summarizes our stock option activity (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2019	1,054	$13.44	5.8
Granted	171	11.11
Exercised	(154)	2.44
Forfeited or expired	-	-
Outstanding at February 29, 2020	1,071	$14.65	6.2
Exercised	(141)	4.07
Forfeited or expired	(152)	17.52
Outstanding at February 28, 2021	778	$16.01	6.0
Exercised	(33)	7.53
Forfeited or expired	(81)	16.45
Outstanding at February 28, 2022	664	$16.38	5.4	$39

Exercisable at:
February 29, 2020	633	$13.21	4.7	$850
February 28, 2021	507	$15.80	5.2	$123
February 28, 2022	556	$15.98	5.2	$33

	Year ended February 28/29,
	2022	2021	2020
Weighted average grant date fair value of stock options granted during the year	$-	$-	$4.82

We use the Black-Scholes-Merton option pricing model for valuation of stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions as of February 29, 2020:

Black-Scholes Valuation Assumptions
Expected life (years)	6
Expected volatility	43%
Risk-free interest rates	1.9%
Expected dividend yield	0%

No options were granted in fiscal years 2022 and 2021. For the year ended February 29, 2020, the expected life of options was determined using historical experience of our stock option grants and forfeiture activities. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate is based on the implied yield currently available on U.S. Treasuries with terms which approximate the expected life of the stock options.

Changes in our outstanding restricted stock shares, PSUs and RSUs for the fiscal years ended February 28/29, 2022, 2021 and 2020 were as follows (shares in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2019	1,507	$19.77
Granted	1,597	11.28
Vested	(521)	18.67	177
Forfeited	(368)	16.27
Outstanding at February 29, 2020	2,215	$14.47
Granted	1,885	7.91
Vested	(656)	15.07	214
Forfeited	(391)	11.95
Outstanding at February 28, 2021	3,053	$10.61
Granted	1,629	11.09
Vested	(994)	12.01	343
Forfeited	(748)	10.63
Outstanding at February 28, 2022	2,940	$10.39

Stock-based compensation expense is included in the following captions of the consolidated statements of comprehensive loss (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Cost of revenues	$125	$501	$526
Research and development	3,005	2,690	2,213
Selling and marketing	2,369	2,333	2,647
General and administrative	5,782	4,833	5,281
Restructuring	40	1,007	-
	$11,321	$11,364	$10,667

As of February 28, 2022, there was $21.4 million of unrecognized stock-based compensation cost related to non-vested equity awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

The aggregate fair value of stock options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $13.0 million, $9.4 million and $9.6 million for fiscal years ended February 28/29, 2022, 2021, and 2020, respectively. In connection with these equity awards, the excess stock compensation tax deductions were $0 for fiscal years presented.

NOTE 16 –LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended February 28/29,
	2022	2021	2020
Loss from continuing operations before equity in net loss of affiliate and related impairment loss	$(31,148)	$(21,157)	$(51,022)
Equity in net loss of affiliate and related impairment loss	-	-	(530)
Net loss from continuing operations	(31,148)	(21,157)	(51,552)
Net income (loss) from discontinued operations, net of tax	3,157	(35,152)	(27,752)
Net loss	$(27,991)	$(56,309)	$(79,304)

Basic and diluted weighted average number of common shares outstanding	35,254	34,389	33,670

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.88)	$(0.62)	$(1.54)
Income (loss) from discontinued operations	0.09	(1.02)	(0.82)
Net loss	$(0.79)	$(1.64)	$(2.36)

Shares subject to anti-dilutive stock options and restricted stock-based awards were excluded from the computation of diluted earnings per share for the fiscal years presented which included outstanding stock options in the amount of 0.7 million, 0.8 million and 1.1 million as well as restricted stock based awards in the amount of 2.9 million, 3.1 million and 2.2 million for all fiscal years ended February 28/29, 2022, 2021, and 2020, respectively.

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

NOTE 17 – EMPLOYEE RETIREMENT PLAN

We maintain a 401(k) defined-contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The current matching contribution to the plan is equal to 100% of the first 3% of participants’ compensation contribution plus 50% of the next 2% contributed by the participant. We recorded expense for the matching contributions of $1.6 million, $1.9 million and $2.1 million in fiscal years ended February 28/29, 2022, 2021 and 2020, respectively.

NOTE 18 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 28,
	2022	2021
Operating lease liabilities	$5,086	$4,926
Litigation reserve	3,000	2,200
Customer deposits	2,586	2,472
Warranty reserves	1,823	1,257
Other	6,456	6,525
	$18,951	$17,380

Other non-current liabilities consist of the following (in thousands):

	February 28,
	2022	2021
Deferred revenue	$13,496	$19,893
Deferred compensation plan liability	6,800	6,992
Deferred tax liability	216	178
Other	2,128	3,424
	$22,640	$30,487

Supplemental Income Statement Information

Interest expense consists of the following (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$-	$93	$1,464
Amortization of discount and issuance costs	-	289	4,336
	-	382	5,800
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	4,600	4,587	4,613
Amortization of discount and issuance costs	10,134	9,378	8,750
	14,734	13,965	13,363
Other interest expense	589	1,140	933
Total interest expense	$15,323	$15,487	$20,096

Supplemental Cash Flow Information

“Net cash provided by (used in) operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes. The following is our supplemental schedule of cash payments for interest and income taxes and non-cash investing and financing activities (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
Cash payments for interest and income taxes:
Interest expense paid	$4,803	$5,320	$6,762
Income tax paid, net of refunds	$508	$643	$220
Non-cash investing and financing activities:
Accrued liability for capital expenditures	$1,074	$(604)	$(283)

Valuation and Qualifying Accounts

Following is our schedule of valuation and qualifying accounts for the last three years (in thousands):

	Balance at beginning of year	Charged (credited) to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts:
Fiscal 2020	$1,203	$2,214	$(1,153)	$2,264
Fiscal 2021	2,264	2,163	(769)	3,658
Fiscal 2022	3,658	156	(1,168)	2,646
Warranty reserve:
Fiscal 2020	$1,398	$729	$(1,140)	$987
Fiscal 2021	987	2,729	(2,459)	1,257
Fiscal 2022	1,257	2,239	(1,673)	1,823
Deferred tax assets valuation allowance:
Fiscal 2020	$10,929	$34,631	$-	$45,560
Fiscal 2021	45,560	11,288	-	56,848
Fiscal 2022	56,848	6,884	-	63,732

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Omega patent claim

In December 2013, a patent infringement lawsuit was filed against us by Omega Patents, LLC (“Omega”), a non-practicing entity. Omega alleged that certain of our vehicle tracking products infringed on four patents owned by Omega, (1) U.S. Patent Nos. 6,346,876 (the “’876 patent”), 6,756,885 (the “’885 patent”), 7,671,727 (the “’727” patent), and 8,032,278 (the “’278 patent”). On February 24, 2016, a jury in the U.S. District Court for the Middle District of Florida awarded Omega damages of $2.975 million. Following trial, Omega brought a motion seeking an injunction and requesting the court to exercise its discretion to treble damages and assess attorneys’ fees. On April 5, 2017, the court denied the request for an injunction, but granted the request for treble damages in the aggregate amount of $8.9 million. On April 24, 2017, the court awarded attorneys’ fees, costs, and prejudgment interest in the aggregate amount of $1.2 million, and directed the payment of royalties to Omega for any infringing sales after February 24, 2016 at a royalty rate to be determined. On May 22, 2017, we filed motions with the court seeking judgment as a matter of law and for a new trial. The court denied our motions on November 14, 2017. We then appealed to the Court of Appeals for the Federal Circuit (the “Federal Circuit”). The appeal was fully briefed, and the court heard oral argument on January 9, 2019. On April 8, 2019, the Federal Circuit vacated the compensatory and enhanced damages and attorney’s fees awarded by the trial court to Omega. The Federal Circuit also set aside the jury’s verdict that our alleged infringement was willful, and remanded the case for a new trial. As a result, substantially all of the previously reserved legal provisions of $19.1 million as of November 30, 2018 was reversed. The reversal was recorded as a reduction of general and administrative expenses in our consolidated statement of comprehensive loss for the fiscal year ended February 28, 2019.

The new trial began on September 23, 2019 in the U.S. District Court for the Middle District of Florida (“Trial Court”), and on September 30, 2019, the jury determined that we infringed two of the four patents; however, the jury found that there was no willful infringement. On the first patent (the ’727 patent), the jury found only one unit infringed, and assessed $1.00 in damages. On the second patent (the ’278 patent), the jury found direct infringement and awarded damages at a rate of $5.00 per unit, for total damages of approximately $4.6 million. On November 26, 2019, the Trial Court entered judgment, awarding Omega damages of $4.6 million, together with pre-judgment interest in the amount of $0.8 million through September 30, 2019. We filed motions with the Trial Court seeking judgment as a matter of law (“JMOL”) in our favor and, alternatively, a new trial. On March 20, 2020, the Trial Court denied our motion for JMOL, a new trial, and remittitur of damages. Also, on March 20, 2020, the Trial Court denied Omega’s motion for a new trial on willfulness. On April 1, 2020, the Trial Court denied Omega’s motion to enhance the royalty rate beyond the jury’s award of $5.00 per unit and motion to conduct post-trial discovery on our other OBD-II compliant LMUs. Also on April 1, 2020, the Trial Court denied Omega’s motion to conduct post-trial discovery on CalAmp’s other OBD-II compliant LMUs. On April 3, 2020, the Trial Court denied Omega’s final motion regarding infringement of the VPODs. On April 30, 2020, we filed a notice of appeal at the Federal Circuit. Also on April 30, 2020, Omega filed notices of cross-appeal at the Federal Circuit. On May 6, 2021 the U.S. Court of Appeals for the Federal Circuit (the “U.S. Court of Appeals”) heard oral arguments on our and Omega’s appeals. On September 14, 2021, the U.S. Court of Appeals issued its decision and affirmed the judgment of infringement with respect to the ’278 patent; however the U.S. Court of Appeal upheld our appeal on damages, vacated the damages award of the Trial Court and remanded the case back to the Trial Court for a new trial on damages only.

The case is currently back with the Trial Court. On January 17, 2022, Omega filed a Motion to Reopen Discovery For Limited Purpose and to Permit a Supplement to the Damages Expert Report and we filed a response opposing Omega’s motion on February 9, 2022. A Pretrial Conference was held January 19, 2022. The Trial Court granted Omega’s motion on March 16, 2022 to reopen discovery for certain purposes and permitted the parties to supplement damages expert reports. A date for the third trial has not yet been set.

A mediation was held on April 12, 2022 to work towards a settlement. No settlement was reached during the mediation. In connection with this claim, we have accrued our best estimate of the probable liability of $3.0 million as a litigation reserve related to this matter based on reasonable royalty rates for similar technologies. It is reasonably possible that the court in a new trial may award Omega damages and pre-judgment interest in excess of the amounts we have accrued. Additionally, it is possible that the case may be settled and that the amount required to be paid by us in such settlement may be different from the litigation reserve we have recorded.

Philips patent claim

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

All four proceedings are currently pending. All three cases pending in U.S. District Court for the District of Delaware are stayed until a final determination in the ITC. On April 1, 2022, the administrative law judge (“ALJ”) at the ITC issued a Final Initial Determination on the question of violation of section 337 (19 U.S.C. § 1337). The administrative law judge determined that a violation of section 337 has not occurred with respect to any of the asserted patents. On April 13, 2022, Philips filed a Petition for Commission Review of the ALJ’s Initial Determination, and Respondents responded to Philips’ Petition on April 21, 2022. The target date for issuance of a Final Decision is August 1, 2022.

We believe that we have strong non-infringement and invalidity defenses should the Delaware district court cases proceed. Also, we believe we have strong indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are co-defendants in these proceedings. Currently, it is not feasible to predict with certainty the outcome of all proceedings, and no specific amount of damages has been identified. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

Our Telematics Products segment offers a portfolio of wireless data communications products, which includes asset tracking units, mobile telematics devices, fixed and mobile wireless gateways and routers. These wireless networking devices underpin a wide range of our own and third party software and service solutions worldwide and are critical for applications demanding secure, reliable and business-critical communications. Telematics Products segment revenues consist primarily of distinct product sales.

Information by business segment is as follows (in thousands):

	Year ended February 28, 2022
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$154,315	$141,524		$295,839
Gross profit	$76,945	$44,941		$121,886
Gross margin	49.9%	31.8%		41.2%
Adjusted EBITDA	$32,979	$(3,990)	$(4,309)	$24,680

	Year ended February 28, 2021
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$129,933	$178,654		$308,587
Gross profit	$65,411	$56,994		$122,405
Gross margin	50.3%	31.9%		39.7%
Adjusted EBITDA	$32,226	$4,854	$(4,974)	$32,106

	Year ended February 29, 2020
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$123,460	$198,313		$321,773
Gross profit	$56,283	$69,210		$125,493
Gross margin	45.6%	34.9%		39.0%
Adjusted EBITDA	$21,674	$21,763	$(4,528)	$38,909

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

	Year Ended February 28/29,
	2022	2021	2020
Net loss from continuing operations	$(31,148)	$(21,157)	$(51,552)
Investment income	(1,175)	(2,119)	(4,497)
Interest expense	15,323	15,487	20,096
Income tax provision	1,087	561	20,454
Depreciation and amortization	22,804	22,002	23,312
Stock-based compensation	11,321	10,357	10,667
Loss on extinguishment of debt	-	-	2,408
Acquisition and integration related expenses	-	-	2,210
Non-recurring legal expenses, net of reversal of litigation provision	2,518	2,262	6,213
Restructuring	600	2,534	2,465
Impairment losses	-	825	5,754
Costs incurred in transition of LoJack North America business to acquiror	2,103	-	-
Other	1,247	1,354	1,379
Adjusted EBITDA	$24,680	$32,106	$38,909

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Year Ended February 28/29,
	2022	2021	2020
United States	$197,178	$200,665	$222,055
EMEA	51,771	58,470	55,185
LATAM	24,760	27,110	21,232
APAC	19,028	16,820	14,342
All other	3,102	5,522	8,959
	$295,839	$308,587	$321,773

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in fiscal years ended February 28/29, 2022, 2021 and 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2022, that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2022. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that as of February 28, 2022 our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of February 28, 2022 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new ERP system which started in fiscal 2020 and continued through fiscal 2022. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system. Other than the continued implementation of our ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CalAmp Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CalAmp Corp. and subsidiaries (the “Company”) as of February 28, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 28, 2022, of the Company and our report dated April 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 28, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

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

2.1

Agreement and Plan of Merger, dated as of February 1, 2016, by and among LoJack Corporation, the Company, and Lexus Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K dated February 2, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2014).

3.2	Amended and restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the period ended February 29, 2020).

4.1

Indenture, dated July 20, 2018 between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed on July 20, 2018).

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

10.	Material Contracts:
(i) Other than Compensatory Plans or Arrangements:

10.1	Form of Directors and Officers Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended February 28, 2018).

Exhibit Number	Description

10.2

Credit Agreement, dated as of March 30, 2018, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 5, 2018).

10.3	First Amendment to Credit Agreement, dated as of July 16, 2018, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent

10.4

Second Amendment to Credit Agreement, dated as of March 27, 2020, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 27, 2020).

10.5	Third Amendment to Credit Agreement, dated as of March 30, 2022, among the Company, the lenders from time to time party thereto, and JPMorgan N.A. as Agents

10.6

Confirmation of Base Call Option Transaction, dated July 17, 2018, between the Company and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.7

Confirmation of Base Call Option Transaction, dated July 17, 2018, between the Company and Jefferies International Limited. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.8

Confirmation of Base Call Option Transaction, dated July 17, 2018, between the Company. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.9

Confirmation of Base Call Option Transaction, dated July 17, 2018, between the Company. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.10

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between the Company. and Nomura Global Financial Products, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.11

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between the Company. and Jefferies International Limited. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.12

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between the Company. and Deutsche Bank AG, London Branch. (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on July 20, 2018).

10.13

Confirmation of Additional Call Option Transaction, dated July 17, 2018, between the Company. and Goldman Sachs & Co, LLC. (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed on July 20, 2018).

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.14	Offer Letter, executed on August 21, 2020, by and between the Company and Kirsten Wolberg (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 26,2020).

10.15	CalAmp Corp. Amended and Restated 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2020).

10.16	CalAmp Corp. Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed June 21, 2021).

10.17

Separation Agreement and General Release between the Company and Michael Burdiek dated March 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2020).

10.18

Employment Agreement between the Company and Kurtis Binder, dated December 17, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021).

10.19

Employment Agreement between the Company and Arym Diamond, dated December 16, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021).

10.20

Employment Agreement between the Company and Anand Rau, dated December 16, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021).

10.21

Employment Agreement between the Company and Jeffery Gardner, dated December 18, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021).

10.22	Offer Letter, dated April 2, 2021, by and between the Company and Henry Maier (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 7, 2021).

10.23	Employment Agreement between the Company and Jeffrey Clark, dated November 1, 2021

10.24	Employment Agreement between the Company and Monica Van Berkel, dated November 1, 2021

10.25	Employment Agreement between the Company and Nathan Lowstuter, dated November 1, 2021

10.26	Employment Agreement between the Company and Richard Scott, dated November 1, 2021

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2022.

CALAMP CORP.

By:	/s/ Jeffery Gardner
Jeffery Gardner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amal Johnson	Chair of the Board of Directors	April 28, 2022
Amal Johnson

/s/ Scott Arnold	Director	April 28, 2022
Scott Arnold

/s/ Jason Cohenour	Director	April 28, 2022
Jason Cohenour

/s/ Henry Maier	Director	April 28, 2022
Henry Maier

/s/ Roxanne Oulman	Director	April 28, 2022
Roxanne Oulman

/s/ Jorge Titinger	Director	April 28, 2022
Jorge Titinger

/s/ Kirsten Wolberg	Director	April 28, 2022
Kirsten Wolberg

/s/ Jeffery Gardner	President, Chief Executive Officer and
Jeffery Gardner	Director (principal executive officer)	April 28, 2022

/s/ Kurtis Binder	Executive Vice President, Chief Financial Officer
Kurtis Binder	(principal accounting and financial officer)	April 28, 2022