Form 10-Q
period 2022-05-31
CalAmp Corp.
filed 2022-06-23
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of June 21, 2022 was 36,157,466.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	May 31,	February 28,
Assets	2022	2022
Current assets:
Cash and cash equivalents	$59,040	$79,221
Accounts receivable, net	66,049	61,544
Inventories	19,281	18,269
Prepaid expenses and other current assets	23,973	22,348
Total current assets	168,343	181,382
Property and equipment, net	37,217	37,674
Operating lease right-of-use assets	11,406	12,327
Deferred income tax assets	3,894	4,165
Goodwill	94,193	94,436
Other intangible assets, net	30,553	31,965
Other assets	29,187	29,632
Total assets	$374,793	$391,581
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,264	$2,585
Accounts payable	28,954	31,815
Accrued payroll and employee benefits	9,620	10,929
Deferred revenue	23,691	26,174
Other current liabilities	21,052	18,951
Total current liabilities	85,581	90,454
Long-term debt, net of current portion	226,906	189,703
Operating lease liabilities	12,091	13,382
Other non-current liabilities	21,626	22,640
Total liabilities	346,204	316,179
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 36,156 and 36,052 shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	362	361
Additional paid-in capital	177,917	242,386
Accumulated deficit	(148,499)	(165,965)
Accumulated other comprehensive loss	(1,191)	(1,380)
Total stockholders' equity	28,589	75,402
Total liabilities and stockholders' equity	$374,793	$391,581

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2022	2021
Revenues:
Products	$39,395	$51,997
Application subscriptions and other services	25,331	27,677
Total revenues	64,726	79,674
Cost of revenues:
Products	25,735	33,654
Application subscriptions and other services	13,344	13,573
Total cost of revenues	39,079	47,227
Gross profit	25,647	32,447
Operating expenses:
Research and development	7,000	6,940
Selling and marketing	11,478	12,462
General and administrative	15,162	13,022
Intangible asset amortization	1,342	1,253
Total operating expenses	34,982	33,677
Operating loss	(9,335)	(1,230)
Non-operating income (expense):
Investment income (loss)	(114)	648
Interest expense	(1,533)	(3,849)
Other expense, net	(942)	(1,276)
Total non-operating expenses	(2,589)	(4,477)
Loss from continuing operations before income taxes	(11,924)	(5,707)
Income tax provision from continuing operations	(249)	(293)
Net loss from continuing operations	(12,173)	(6,000)
Net income from discontinued operations, net of tax	—	4,052
Net loss	$(12,173)	$(1,948)
Loss per share - continuing operations:
Basic	$(0.34)	$(0.17)
Diluted	$(0.34)	$(0.17)
Earnings per share - discontinued operations:
Basic	$-	$0.11
Diluted	$-	$0.11
Shares used in computing earnings (loss) per share:
Basic	35,723	34,844
Diluted	35,723	34,844
Comprehensive income (loss):
Net loss	$(12,173)	$(1,948)
Other comprehensive income (loss):
Foreign currency translation adjustments	189	906
Total comprehensive loss	$(11,984)	$(1,042)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,173)	$(1,948)
Less: Net income from discontinued operations, net of tax	-	4,052
Net loss from continuing operations	(12,173)	(6,000)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation expense	4,156	4,230
Intangible asset amortization	1,342	1,253
Stock-based compensation	2,960	2,472
Amortization of debt issuance costs and discount	304	2,606
Noncash operating lease cost	893	754
Revenue assigned to factors	(784)	(1,365)
Deferred tax assets, net	109	163
Other	-	215
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(4,754)	(972)
Inventories	(1,105)	5,851
Prepaid expenses and other assets	(1,252)	(334)
Accounts payable	(2,692)	(6,745)
Accrued liabilities	1,428	2,346
Deferred revenue	(2,662)	(2,813)
Operating lease liabilities	(1,320)	(1,188)
Net cash provided by (used in) operating activities - continuing operations	(15,550)	473
Net cash used in operating activities - discontinued operations	-	(395)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,550)	78
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,630)	(3,093)
Net cash used in investing activities - continuing operations	(3,630)	(3,093)
Net cash provided by investing activities - discontinued operations	—	6,616
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,630)	3,523
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(425)	(1,061)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	-	248
NET CASH USED IN FINANCING ACTIVITIES	(425)	(813)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(576)	(1,228)
Net change in cash and cash equivalents	(20,181)	1,560
Cash and cash equivalents at beginning of period	79,221	94,624
Cash and cash equivalents at end of period	$59,040	$96,184

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2022	2021
Total stockholders' equity, beginning balances	$75,402	$95,085

Common stock and additional paid-in capital:
Beginning balances	242,747	234,044
Cumulative-effect adjustment related to the adoption of ASU 2020-06	(67,003)	—
Stock-based compensation expense	2,960	2,497
Shares issued on net share settlement of equity awards	(425)	(1,061)
Exercise of stock options and contributions to employee stock purchase plan	—	248
Ending balances	178,279	235,728

Accumulated deficit:
Beginning balances	(165,965)	(137,974)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	29,639	—
Net loss	(12,173)	(1,948)
Ending balances	(148,499)	(139,922)

Accumulated other comprehensive income (loss):
Beginning balances	(1,380)	(985)
Foreign currency translation adjustments	189	906
Ending balances	(1,191)	(79)

Total stockholders' equity, ending balances	$28,589	$95,727

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2022 AND 2021

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

Recent Events

COVID-19

In March 2020, the World Health Organization declared COVID-19 (“COVID-19” or the “pandemic”) to be a public health pandemic of international concern, which has led to adverse impacts on the U.S. and global economies and continues to impact our supply chain and operations. More recently, we have experienced supply shortages as a result of global supply imbalances driven by component shortages, disruptions in accessible labor, other freight and logistical challenges and other related macro-economic factors. These supply imbalances negatively impacted all parts of our business during fiscal 2022 and have continued into fiscal 2023. It is difficult to predict the extent to which these factors will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to the resolution of supply chain issues and component shortages. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of these factors may not be fully reflected in our operating results until future periods.

Transition of MRM Telematics Customers to Subscription Arrangements

In the second half of fiscal 2022, we prompted a strategic shift with customers who have historically purchased Mobile Resource Management (“MRM”) telematics devices from us. These customers are being transitioned to subscription-based arrangements by way of bundling services with telematics devices under multi-year (generally three years) subscription contracts. Our plan is to transition the MRM business to multi-year subscription contracts over the course of fiscal 2023. As a result, our financial results associated with such subscription arrangements will be reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts. In the short term, we expect that this will lead to significant growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Basis of Presentation

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at May 31, 2022 and our results of operations for the three months ended May 31, 2022 and 2021. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2023.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 are condensed in or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2022 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 28, 2022.

All intercompany transactions and accounts have been eliminated in consolidation.

Effective March 15, 2021, the Company and Spireon Holdings, L.P. (“Spireon”) entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack U.S. and Canadian SVR (“LoJack North America”) business to Spireon for a purchase price of $8.0 million. Operations for LoJack North America are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended May 31, 2021. See Note 2, Discontinued Operations, for additional information.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered all known and reasonably available information that existed throughout the three months ended and as of May 31, 2022 in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Revenue Recognition

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

In many customer arrangements, subscription services are bundled with the sale or lease of telematics devices within the same contractual arrangement. To determine the performance obligations under these arrangements, we assess the contractual elements and, in particular, whether the telematics products within the arrangement are distinct. This is an area of judgment that includes the consideration of all elements of the arrangement. Significant factors in determining whether telematics devices are distinct are whether such devices are sold separately, as well as the degree of integration and interdependency between the subscription elements of the arrangement and the associated telematics devices. If we conclude that the telematics devices within a customer arrangement are distinct and therefore represent a separate performance obligation, the total expected consideration associated with the contract is allocated between the performance obligations based upon the relative stand-alone selling price associated with each performance obligation. We base stand-alone selling prices on pricing for the same or similar items.

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

As described above, we are in the process of transitioning our MRM customer base to subscription arrangements. This transition may have an impact on our future determinations around contractual performance obligations as we anticipate selling fewer telematics products that do not include related subscription services.

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

The timing of revenue recognition may differ from the timing on our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. Contract liabilities (deferred revenues) are comprised of billings or payments received from our customers in advance of performance under the contract. During the three months ended May 31, 2022, we recognized $8.5 million in revenue from the deferred revenue balance of $39.7 million as of February 28, 2022.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid sales commissions included in prepaid expenses and other current assets and other assets were $1.7 million and $2.8 million, respectively, as of May 31, 2022.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 14, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended
	May 31,
	2022	2021
Revenue by type of goods and services:
Telematics devices and accessories	$39,395	$51,997
Rental income and other services	4,270	3,610
Recurring application subscriptions	21,061	24,067
Total	$64,726	$79,674

	Three Months Ended
	May 31,
	2022	2021
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$41,489	$54,704
Revenue recognized over time	23,237	24,970
Total	$64,726	$79,674

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2022 and February 28, 2022, we have estimated remaining performance obligations for contractually committed revenues of $216.4 million and $202.0 million respectively. As of May 31, 2022, we expect to recognize approximately 37% of the revenue under these remaining performance obligations in fiscal 2023 and 27% in fiscal 2024. As of February 28, 2022, we expected to recognize approximately 47% of the then remaining performance obligations in fiscal 2023 and 24% in fiscal 2024. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

Due to the COVID-19 pandemic and other related macro-economic factors, there has been uncertainty and disruption in the global economy and financial markets. Except for the increase in expected credit losses, we are not aware of any specific event or circumstances that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this quarterly report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

We group all accounts receivables and lease receivables into a single portfolio and analyze the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies. As disclosed in Note 15, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States.

The allowance for doubtful accounts totaled $2.6 million and $2.6 million as of May 31, 2022 and February 28, 2022, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($0.3) million and $0.1 million for the three months ended May 31, 2022 and 2021, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under GAAP are recorded as an element of stockholders’ equity and excluded from net income (loss). Our OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. Specifically, the new pronouncement removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. We adopted ASU 2020-06 effective March 1, 2022, the beginning of fiscal 2023, utilizing the modified retrospective approach whereby the cumulative effect of the change in accounting was recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) at the date of adoption. Comparative information has not been restated and continues to be presented in accordance with accounting standards that were in effect for those periods.

Prior to the adoption of ASU 2020-06, we allocated the gross proceeds of the Convertible Notes between the liability and equity components under the cash conversion feature model using the accounting rules in GAAP (ASC 470-20). The carrying amount of the liability component was calculated based on the fair value of a similar debt instrument excluding the embedded conversion option at the issuance date. The carrying amount of the equity component representing the conversion option was calculated by deducting the carrying value of the liability component from the principal amount of the notes as a whole. This difference represented a debt discount and was being amortized to interest expense over the term of the notes using the effective interest rate method. The equity component of the notes was included in stockholders’ equity and was not remeasured as long as it continued to meet the conditions for equity classification.

Effective March 1, 2022, we no longer separately present in equity an embedded conversion feature of such debt. Instead, we account for a convertible debt instrument wholly as debt unless (i) the convertible debt instrument contains features that require bifurcation as a derivative or (ii) the convertible debt instrument was issued at a substantial premium. Prior to the adoption of ASU 2020-06, debt issuance costs attributable to the liability component were amortized to interest expense using the effective interest method and debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption, the entire amount of debt issuance costs is reflected as a contra-liability and amortized as interest expense using the effective interest method over the respective term of the notes. We account for the cost of the capped calls as a reduction to additional paid-in capital.

After adopting the new guidance, the use of the if-converted method is required when calculating diluted earnings per share (“EPS”) for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. If we make an irrevocable election to settle the principal of the Convertible Notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion.

 The below adoption adjustments were calculated based on the carrying amount of the Convertible Notes as if it had always been treated as a liability only. Furthermore, these adjustments address the debt issuance costs contra-liability and equity (additional paid-in capital) components under the same premise (i.e., as if the total amount of debt issuance costs had always been treated as a contra-liability only). Lastly, we derecognized the deferred income taxes associated with the debt discount and adjusted deferred income taxes relative to unamortized debt issuance costs associated with the Convertible Notes. This resulted in a net increase in gross deferred tax assets of $9.4 million but no impact to the net deferred tax asset balance due to the valuation allowance recorded against our deferred tax assets. We expect lower interest expense related to the Convertible Notes to be recognized in future periods subsequent to adoption as a result of accounting for the Convertible Notes as a single liability measured at amortized cost.

The following table summarizes the impact of the adoption of ASU 2020-06 on our consolidated balance sheet on March 1, 2022 (in thousands).

	February 28, 2022	ASU 2020-06	March 1, 2022
	As Reported	Adoption Impact	As Adjusted
Deferred income tax assets, net	$4,165	$-	4,165
Total debt (1)	192,288	37,365	229,653
Additional paid-in-capital	242,386	(67,003)	175,383
Accumulated deficit	$(165,965)	$29,639	$(136,326)

(1)

Prior to adoption, the carrying value of convertible debt represented the principal amount less unamortized debt discount and unamortized debt issuance costs. After adoption, the carrying value of convertible debt represents the principal amount less unamortized debt issuance costs.

Recently Issued Accounting Pronouncements, Not Yet Adopted

There are currently no accounting standards that have been issued but not yet adopted that we believe will have a significant impact on our unaudited condensed consolidated financial position, results of operations or cash flows.

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

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. Subsequently, the transition period was extended and then effectively terminated on March 31, 2022. As consideration for these services, Spireon reimbursed us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement that commenced April 1, 2022 upon the expiration of the TSA, under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than forty-eight months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the services provided to Spireon during the three months ended May 31, 2022, we incurred a total cost of $1.3 million of which $0.5 million was billed to Spireon for the services under the TSA and the net amount of $0.8 million is included as a component of other expense in the condensed consolidated statement of comprehensive loss as these costs represent non-operating expenses. During the three months ended March 31, 2021, we incurred a total cost of $2.0 million of which $0.7 million was billed to Spireon for services under the TSA and the net amount of $1.3 million is included in the within other expense in the condensed consolidated statement of comprehensive loss.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss for the three months ended May 31, 2021, and the unaudited condensed consolidated statements of cash flows for the three months ended May 31, 2021. For the three months ended May 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021:

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

Three Months Ended
May 31,
2021
Revenues	$823
Cost of revenues	950
Gross profit (loss)	(127)
Operating expenses:
Research and development	32
Selling and marketing	167
General and administrative	75
Intangible asset amortization	141
Restructuring	404
Impairment losses	—
Total operating expenses	819
Operating loss from discontinued operations	(946)
Gain on sale of discontinued operations	4,998
Net income from discontinued operations, net of tax	$4,052

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table (in thousands):

Three Months Ended
May 31,
2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from discontinued operations, net of tax	$4,052
Adjustments to reconcile net income from discontinued operations to net cash used in operating activities:
Intangible asset amortization	141
Stock-based compensation	25
Gain on sale of discontinued operations	(4,998)
Changes in operating assets and liabilities:
Accounts receivable	452
Inventories	425
Prepaid expenses and other current assets	4
Accounts payable	(331)
Accrued liabilities	(135)
Deferred revenue	(30)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations	6,616
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	6,616
Net change in cash and cash equivalents	$6,221

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of May 31, 2022
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,175	$—	$38,175	$38,175	$—
Level 1:
Money market funds	365	—	365	365	—
Mutual funds (1)	1,041	55	1,096	—	1,096
Level 2:
Repurchase agreements	20,500	—	20,500	20,500	—
Total	$60,081	$55	$60,136	$59,040	$1,096

	As of February 28, 2022
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$28,394	$—	$28,394	$28,394	$—
Level 1:
Money market funds	7,327	—	7,327	7,327	—
Mutual funds (1)	851	107	958	—	958
Level 2:
Repurchase agreements	43,500	—	43,500	43,500	—
Total	$80,072	$107	$80,179	$79,221	$958

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of May 31, 2022, the cash surrender value of COLI was $5.9 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2022	2022
Raw materials	$6,331	$6,090
Finished goods	12,950	12,179
	$19,281	$18,269

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	Feb. 28, 2022	Additions & Adjustments, net (1)	May 31, 2022	Feb. 28, 2022	Expense	May 31, 2022	Feb. 28, 2022	May 31, 2022
Developed technology	4-6 years	$26,958	(49)	$26,909	$25,470	$316	$25,786	$1,488	$1,123
Tradenames	10 years	30,192	(92)	30,100	20,571	533	21,104	9,621	8,996
Customer relationships	10-15 years	35,404	71	35,475	14,883	490	15,373	20,521	20,102
Patents	5 years	589	—	589	254	3	257	335	332
		$93,143	$(70)	$93,073	$61,178	$1,342	$62,520	$31,965	$30,553

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	This table excludes the gross value of fully amortized intangible assets totaling $23.0 million at May 31, 2022 and February 28, 2022.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets from continuing operations was $1.3 million and $1.3 million for the three months ended May 31, 2022 and 2021, respectively.

Estimated future amortization expense as of May 31, 2022 is as follows (in thousands):

2023 (remainder)	$4,203
2024	4,529
2025	4,414
2026	4,122
2027	2,501
Thereafter	10,784
$30,553

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2022	$55,256	$39,180	$94,436
Effect of exchange rate change on goodwill	(243)	—	(243)
Balance as of May 31, 2022	$55,013	$39,180	$94,193

As further described in Note 1 under the caption Transition of MRM Telematics Customers to Subscription Arrangements, we have begun entering into subscription arrangements with customers who have historically purchased MRM telematics products from us, which is expected to result in growth in Software & Subscription Services revenues and a corresponding decline in Telematics Products revenues as we transition the MRM telematics business to long-term subscription contracts. This transition is expected to be completed throughout Fiscal 2023. As a result of this strategic shift, we anticipate that the goodwill presently associated with our Telematics Products reporting unit will be re-allocated to our other reporting units in Fiscal 2023 at such time that this customer transition is substantially complete.

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 28,
	2022	2022
Deferred product cost	$1,278	$1,493
Deferred compensation plan assets	6,950	7,215
Lease receivables, non-current	15,270	15,118
Prepaid commissions	2,793	2,894
Other	2,896	2,912
	$29,187	$29,632

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of May 31, 2022 and February 28, 2022 (in thousands):

	Maturity	Effective	May 31,	February 28,
	Date	Interest Rate	2022	2022
2025 Convertible Notes, 2.00% fixed rate (2)	August 1, 2025	2.49%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	3,044	3,829
Total term debt			233,044	233,829
Unamortized discount and issuance costs (1)			(3,874)	(41,541)
Less: Current portion of long-term term debt			(2,264)	(2,585)
Long-term debt, net of current portion			$226,906	$189,703

(1)

The debt discount associated with the Convertible Notes and related unamortized debt issuance costs as of May 31, 2022 reflects the adoption impact of ASU 2020-06 effective March 1, 2022. See Note 1, Significant Accounting Policies – Recent Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06.

(2)	The effective interest rate was 7.56% prior to the adoption of ASU 2020-06.

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of May 31, 2022 and February 28, 2022, the fair value of the 2025 Convertible Notes were $205 million and $209 million, respectively, based on Level 2 inputs.

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

In accounting for the issuance of the 2025 Convertible Notes prior to the adoption of ASU 2020-06, we allocated the gross proceeds of the Notes between the liability and equity components under the cash conversion feature model using the accounting rules in GAAP (ASC 470-20). The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument without the associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the notes as a whole. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (i.e., the debt discount) was amortized to interest expense using the effective interest method. Approximately $51.9 million, net of tax, was allocated to additional paid-in-capital upon issuance of these notes.

Upon adoption of ASU 2020-06 on March 1, 2022, we reversed the separation of the debt and equity components and accounted for the Convertible Notes wholly as debt. We also reversed the amortization of the debt discount, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. Prior to the adoption of this pronouncement, debt issuance costs attributable to the liability component were being amortized to interest expense using the effective interest method and debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Effective March 1, 2022, we reversed the debt issuance costs attributable to the equity component and account for the entire amount as debt issuance costs that will be amortized as interest expense using the effective interest method, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. See Note 1, Significant Accounting Policies – Recent Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06 and Note 10, Earnings Per Share, for a description of the dilutive nature of the Convertible Notes.

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

Revolving Credit Facility

On March 30, 2018, we entered into a revolving credit facility with JP Morgan Chase Bank, N.A. that provided for borrowings up to $50 million and was set to expire on March 30, 2022. We entered into an amendment to extend the term of this credit facility to June 30, 2022. At our election, the borrowings under this revolving credit facility bear interest at (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by JP Morgan Chase Bank, N.A. (the “Agent”) as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%; or (b) for Eurodollar loans, the higher of (x) 1.00% and (y) the LIBOR-based rate for one, three or nine months (as selected by the Company) for Eurodollar deposits. An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. We also pay a commitment fee based on our senior leverage ratio ranging from 0.40% to 0.50%, payable quarterly in arrears, on the average daily unused amount of the Credit Facility. Amounts owing under the credit agreement and related credit documents are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The net proceeds available under the revolving credit facility could be used for repayment of existing debt, working capital and general corporate purposes. There were no borrowings outstanding under this revolving credit facility at May 31, 2022.

The revolving credit facility contains certain negative and affirmative covenants including financial covenants that require us to maintain a minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash charges (Adjusted EBITDA) to interest ratio, a minimum senior indebtedness ratio and a total indebtedness coverage ratio, all measured on a quarterly basis. As of May 31, 2022, we were in violation of the total indebtedness coverage ratio covenant under the revolving credit facility. However, as noted above, there were no borrowings outstanding under this revolving credit facility at May 31, 2022, and we are presently in negotiations to enter into a new revolving credit facility.

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	May 31, 2022	February 28, 2022
Assets
Operating lease right-of-use assets	$11,406	$12,327

Liabilities
Operating lease liabilities (current)	$5,090	$5,086
Operating lease liabilities (non-current)	12,091	13,382
Total lease liabilities	$17,181	$18,468

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended May 31,
	2022	2021
Operating lease cost	$1,119	$1,131
Short-term lease cost	36	17
Variable lease cost	35	102
Total lease cost	$1,190	$1,250

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Three Months Ended
	May 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,488	$1,425
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$18
Weighted average remaining lease term	3.7 years	4.6 years
Weighted average discount rate	5.17%	5.36%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 31, 2022 (in thousands):

Remainder of 2023	$4,373
2024	5,532
2025	3,934
2026	3,071
2027	1,320
Thereafter	477
Total minimum lease payments	18,707
Less imputed interest	(1,526)
Present value of future minimum lease payments	17,181
Less current obligations under leases	(5,090)
Long-term lease obligations	$12,091

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.2 million and $0.3 million for the three months ended May 31, 2022 and 2021, respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended May 31, 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

	Three Months Ended
	May 31,
	2022	2021
Net loss from continuing operations	$(12,173)	$(6,000)
Net income from discontinued operations, net of tax	-	4,052
Net loss	$(12,173)	$(1,948)

Basic weighted average number of common shares outstanding	35,723	34,844
Effect of stock options and restricted stock units computed on treasury stock method	—	—
Diluted weighted average number of common shares outstanding	35,723	34,844

Basic net income (loss) per common share:
Loss from continuing operations	$(0.34)	$(0.17)
Income from discontinued operations	$-	$0.11
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.34)	$(0.17)
Income from discontinued operations	$-	$0.11

All outstanding options and restricted stock units for the three months ended May 31, 2022 and 2021 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

We adopted ASU 2020-06 on March 1, 2022 under the modified retrospective method and applied the new guidance to our 2025 Convertible Notes outstanding as of that date. We have not changed previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. Since we had a net loss for the three months ended May 31, 2022, the 2025 Convertible Notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting the new pronouncement.

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	May 31,
	2022	2021
Cost of revenues	$55	$(6)
Research and development	764	710
Selling and marketing	560	644
General and administrative	1,581	1,060
Other non-operating expense	—	64
	$2,960	$2,472

Changes in our outstanding stock options during the three months ended May 31, 2022 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2022	664	$16.38	5.4
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at May 31, 2022	664	$16.38	5.1	$—
Exercisable at May 31, 2022	556	$15.98	4.9	$—

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2022 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2022	2,940	$10.39
Granted	97	6.72
Vested	(187)	9.92	82
Forfeited	(109)	10.68
Outstanding at May 31, 2022	2,741	$10.28

As of May 31, 2022, there was $17.9 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.0 years.

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 15% and 22% of our consolidated revenue for the three months ended May 31, 2022 and 2021, respectively. The same customer accounted for 12% and 12% of our consolidated accounts receivable at May 31, 2022 and February 28, 2022, respectively.

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

	Three Months Ended May 31,
	2022	2021
Inventory purchases:
Supplier A	11%	20%
Supplier B	11%	13%
Supplier C	25%	14%
Supplier D	10%	15%

	May 31,	February 28,
	2022	2022
Accounts payable:
Supplier A	8%	3%
Supplier B	10%	15%
Supplier C	12%	11%
Supplier D	9%	7%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another manufacturer or supplier.

NOTE 13 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2022	2022
Operating lease liabilities	$5,090	$5,086
Warranty reserves	1,868	1,823
Customer deposits	1,837	2,586
Omega litigation reserve	4,900	3,000
Other (1)	7,357	6,456
	$21,052	$18,951

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2022	2022
Deferred revenue	$12,679	$13,496
Deferred compensation plan liability	6,563	6,800
Deferred tax liability	224	216
Other	2,160	2,128
	$21,626	$22,640

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2022	2021
Interest expense on 2025 Convertible Notes:
Stated interest at 2.000% per annum	$1,176	1,176
Amortization of discount and issue costs (1)	267	2,517
	1,443	3,693
Other interest expense	90	156
Total interest expense	$1,533	$3,849

(1)	We adopted ASU 2020-06 during the first quarter of fiscal 2023 using the modified retrospective method. Accordingly, prior year reported amounts were not revised.

Supplemental Cash Flow Information

“Net cash provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2022	2021

Interest expense paid	$50	$50
Income tax paid, net of refunds	$50	$249

NOTE 14 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Segment information is as follows (in thousands):

	Three Months Ended May 31, 2022				Three Months Ended May 31, 2021
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$39,557	$25,169		$64,726	$35,043	$44,631		$79,674
Gross profit	$18,058	$7,589		$25,647	$16,822	$15,625		$32,447
Gross margin	46%	30%		40%	48%	35%		41%
Adjusted EBITDA	$3,955	$(747)	$(1,352)	$1,856	$5,894	$3,632	$(1,141)	$8,385

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

	Three Months Ended May 31,
	2022	2021
Net loss	$(12,173)	$(1,948)
Less: net income from discontinued operations	-	4,052
Net loss from continuing operations	$(12,173)	$(6,000)

Investment income (loss)	114	(648)
Interest expense	1,533	3,849
Income tax provision	249	293
Depreciation	4,156	4,230
Amortization of intangible assets	1,342	1,253
Stock-based compensation	2,960	2,472
Litigation and non-recurring legal expenses	3,131	648
Costs incurred in transition of LoJack North America business to acquiror	752	1,233
Other	(208)	1,055
Adjusted EBITDA	$1,856	$8,385

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	May 31,
	2022	2021
United States	$40,402	$51,200
EMEA	12,539	14,475
LATAM	5,977	6,525
APAC	5,219	5,401
All other	589	2,073
	$64,726	$79,674

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three months ended May 31, 2022 and 2021.

NOTE 15 – LEGAL PROCEEDINGS

Omega patent infringement claim

On April 28, 2022, we filed our Form 10-K for the fiscal year ended February 28, 2022 which disclosed the current status of the Omega Patents LLC (“Omega”) patent infringement claim. In summary, on September 14, 2021, the U.S. Court of Appeals issued its decision and  affirmed the judgment by the Trial Court of infringement by CalAmp with respect to the 8,032,278 patent; however the U.S. Court of Appeal upheld CalAmp’s appeal on damages, vacated the damages award of the Trial Court and remanded the case back to the Trial Court for a new trial on damages only.

On January 17, 2022, Omega filed a Motion to Reopen Discovery For Limited Purpose and to Permit a Supplement to the Damages Expert Report and we filed a response opposing Omega’s motion on February 9, 2022. A Pretrial Conference was held on January 19, 2022. The Trial Court granted Omega’s motion on March 16, 2022 to reopen discovery for certain purposes and permitted the parties to supplement damages expert reports. The parties commenced a mediation on April 12, 2022, and on May 17, 2022, CalAmp and Omega executed an agreement for a settlement and release and a covenant not to sue under certain patents. On June 1, 2022, we paid $4.9 million pursuant to this settlement agreement. The parties filed a Joint Stipulation of Dismissal With Prejudice on June 15, 2022, and on June 16, 2022, the court dismissed the case with prejudice.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2022, and include the following areas:

•	Revenue recognition;
•	Patent litigation and other contingencies;
•	Goodwill and long-lived assets; and
•	Deferred income tax assets and uncertain tax positions.

OUR COMPANY

We are a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, government and consumer vehicles by providing solutions that track, monitor and recover their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world. We are a global organization that is headquartered in Irvine, California. We have two reportable segments, Software & Subscription Services and Telematics Products. Our organizational structure is based on a number of factors that our CEO, as the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include, but are not limited to, customer base, homogeneity of products, and technology. A description of the reportable business segments is provided below.

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

Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as earnings before investment income, interest expenses, taxes, depreciation, amortization, net income (loss) from discontinued operations, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provisions, gain from legal settlement, impairment losses and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rules and regulations of the SEC regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 14, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segment and reconciliation to net loss.

Recent Developments

COVID-19 Impact and Supply Chain Constraints

In March 2020, the World Health Organization declared COVID-19 to be a public health pandemic of international concern, which has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.

Since March 2020 our revenues have been negatively impacted by COVID-19 as various small-to-medium sized customers postponed their capital expenditures due to the pandemic and related macro-economic uncertainties. More recently, we have experienced supply shortages as a result of global supply imbalances driven by the global pandemic. These global supply imbalances have negatively impacted all parts of our business, both in the form of reduced availability of components and devices as well as increased costs to procure available components and devices. It is difficult to predict the extent to which these factors will continue to impact our future business or operating results, which is highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and resolution of supply chain issues and supply shortages. Because our business and operating results depend on telematics product sales, device installations and related subscription-based services, the ultimate effect of the pandemic and the current supply shortages may not be fully reflected in our operating results until future periods.

We have considered all known and reasonably available information that existed throughout the three months ended and as of May 31, 2022, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions and inflationary impacts, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Transition of MRM Telematics Customers to Subscription Arrangements

In the second half of fiscal 2022, we prompted a strategic shift with customers who have historically purchased MRM telematics devices from us. These customers are being transitioned to new arrangements by way of bundling subscription services with telematics devices under multi-year (generally three years) subscription contracts. Our plan is to transition the entire base of MRM business to multi-year subscription contracts over the course of fiscal 2023. As a result, our financial results associated with such subscription arrangements will be reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts. In the short term, we expect that this will lead to significant growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term, we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Sale of LoJack North America Operations

Effective March 15, 2021, we sold certain assets and transferred certain liabilities of the LoJack North America business.

As further described in Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements, the LoJack North America operations are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended May 31, 2021. For the three months ended May 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021.

OPERATING RESULTS

Three months ended May 31, 2022 compared to three months ended May 31, 2021:

Revenue by Segment

	Three Months Ended May 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$39,557	61.1%	$35,043	44.0%	$4,514	12.9%
Telematics Products	25,169	38.9%	44,631	56.0%	(19,462)	(43.6%)
Total	$64,726	100.0%	$79,674	100.0%	$(14,948)	(18.8%)

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services focus on three principal end markets: (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. As described above, in the second half of fiscal 2022, we began entering into subscription-based arrangements with customers that historically purchased MRM telematics hardware from us, a shift that favorably impacts revenues in our Software & Subscription Services segment and unfavorably impacts revenues in our Telematics Products segment. This is a transition that we expect will continue throughout fiscal 2023 as we work toward transitioning the entire MRM telematics customer base into subscription arrangements. In fiscal 2022 we began experiencing supply shortages driven by the global pandemic. These supply imbalances have intensified in the past few quarters and adversely impacted all parts of our business, including particularly our Telematics Products revenues. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

As of May 31, 2022, our remaining contractual performance obligations were approximately $216 million, compared to $144 million as of May 31, 2021. The majority of the growth in contractual performance obligations was driven by the conversion of telematics products customers to multi-year subscription contracts as well as new customer acquisitions within the government and municipality markets and connected car markets.

Software & Subscription Services revenue increased by $4.5 million or 12.9% for the three months ended May 31, 2022 compared to the same period last year. This increase was primarily due to a $6.4 million increase in transportation and logistics revenues. Active subscribers increased by 25% in the three months ended May 31, 2022 when compared to the prior year period. As mentioned above, supply shortages have impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue, comprised primarily of mobile resource management (“MRM”) telematics and OEM/network products, decreased by $19.5 million or 43.6% for the three months ended May 31, 2022 compared to the same period last year. This decrease was largely attributable to the global supply imbalances described above, thereby limiting our ability to fulfill customer orders during the three months ended May 31, 2022. Additionally, $8.5 million of this decrease was driven by the conversion of certain MRM telematics customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. We expect the conversion of the rest of our MRM customer base to continue over the remainder of fiscal 2023 as we continue to implement our strategy to engage with our customers under subscription arrangements, which will lead to further decreases in Telematics Products segment revenues with an associated increase in Software & Subscription Services revenues.

Gross Profit by Segment

	Three Months Ended May 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$18,058	45.7%	$16,822	48.0%	$1,236	7.3%
Telematics Products	7,589	30.2%	15,625	35.0%	(8,036)	(51.4%)
Gross profit	$25,647	39.6%	$32,447	40.7%	$(6,800)	(21.0%)

Consolidated gross profit decreased by $6.8 million or 21.0% for the three months ended May 31, 2022 compared to the same period last year largely due to decreased revenues in our Telematics Products business. Consolidated gross margin decreased by 110 basis points for the three months ended May 31, 2022 compared to the same period last year primarily due to an unfavorable shift in product mix coupled with increased costs incurred in the manufacture and procurement of our telematics devices.

Software & Subscription Services: Gross profit increased by $1.2 million or 7.3% for the three months ended May 31, 2022 compared to the same period last year, primarily as a result of increased revenues. Gross margin decreased by 230 basis points primarily due to subscription mix and increased costs in the manufacture and procurement of our telematics devices.

Telematics Products: Gross profit decreased by $8.0 million or 51.4% for the three months ended May 31, 2022 compared to the same period last year primarily due to decreased revenues. Gross margin decreased by 480 basis points primarily due to product mix and increased costs in the manufacture and procurement of our telematics devices. As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the coming quarters we may experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Three Months Ended May 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$7,000	10.8%	$6,940	8.7%	$60	0.9%
Selling and marketing	11,478	17.7%	12,462	15.6%	(984)	(7.9%)
General and administrative	15,162	23.4%	13,022	16.3%	2,140	16.4%
Intangible asset amortization	1,342	2.1%	1,253	1.6%	89	7.1%
Total	$34,982	54.0%	$33,677	42.2%	$1,305	3.9%

Consolidated research and development expense increased slightly for the three months ended May 31, 2022 compared to the same period last year due to continued development efforts around expanding our telematics service offering both domestically and internationally. Consolidated research and development expense as a percentage of revenues increased to 10.8% for the three months ended May 31, 2022 compared to 8.7% in the prior year period. We plan to continue to invest in research and development of new products and technologies.

Consolidated selling and marketing expense decreased by $1.0 million or 7.9% for the three months ended May 31, 2022 compared to the same period last year primarily due to decreased compensation costs resulting from changes in the composition of our salesforce to drive sales of our telematics subscription services.

Consolidated general and administrative expenses increased by $2.1 million or 16.4% for the three months ended May 31, 2022 compared to the same period last year primarily driven by the recording of $1.9 million of incremental litigation reserves related to the final settlement of the Omega legal matter, which is described in Note 15, Legal Proceedings, to the accompanying condensed consolidated financial statements.

Amortization of intangibles increased slightly for the three months ended May 31, 2022 compared to the same period last year.

Non-operating Income (Expense)

Investment income (loss) decreased to a loss of $0.1 million for the three months ended May 31, 2022 from investment income of $0.6 million for the three months ended May 31, 2021. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $1.5 million for the three months ended May 31, 2022 from $3.8 million for the three months ended May 31, 2021 due to the adoption of ASU 2020-06 effective March 1, 2022 under which the conversion feature associated with our convertible notes is no longer separately accounted for as a debt discount and amortized to interest expense. The impacts of the adoption of ASU 2020-06 are more fully described in Note 1, under the caption “Recently Adopted Accounting Pronouncements”, to the accompanying condensed consolidated financial statements.

Other non-operating expense was $0.9 million for the three months ended May 31, 2022 as compared to $1.3 million for the three months ended May 31, 2021, and was largely comprised of costs incurred related to the wind down and transition of the LoJack North America business.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax was $4.1 million for the three months ended May 31, 2021 and related to the sale of the LoJack North America business that was completed on March 15, 2021. See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended May 31, 2022 was $12.2 million compared to a net loss of $1.9 million in the three months ended May 31, 2021. The change in the net loss was largely driven by lower revenues in the current year period and the gain recognized on the sale of the LoJack North America business in the prior year period.

Adjusted EBITDA:

	Three Months Ended May 31,
(In thousands)	2022	2021	$ Change	% Change
Segment
Software & Subscription Services	$3,955	$5,894	$(1,939)	(32.9%)
Telematics Products	(747)	3,632	(4,379)	(120.6%)
Corporate Expenses	(1,352)	(1,141)	(211)	(18.5%)
Total Adjusted EBITDA	$1,856	$8,385	$(6,529)	(77.9%)

Adjusted EBITDA for Software & Subscription Services decreased $1.9 million compared to the same period last year primarily due to operating expenses as a result of investments we are making to develop, market and sell our telematics solutions, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $4.4 million compared to the same period last year as a result of the decrease in revenues. Corporate Expenses increased by $0.2 million compared to the same period last year.

See Note 14, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Income Tax Provision

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less meaningful.

Income tax expense was $0.2 million for the three months ended May 31, 2022, compared to $0.3 million in the same period last year. The $0.1 million decrease in tax expense was primarily driven by a decrease in pre-tax income attributable to one of our foreign subsidiaries in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2022, our primary recurring cash needs have been for working capital purposes and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to grow our customer base to a subscription model while increasing our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of May 31, 2022, we have $59.0 million of cash and cash equivalents and $50 million available under our revolving credit facility. We expect to continue to finance our operations with cash on hand and cash generated from operations.

Our revolving credit facility with JPMorgan Chase Bank, N.A. provides for borrowings of up to $50 million and was set to expire on March 30, 2022. We have entered into an amendment to extend the term of this credit facility to June 30, 2022 with the intention of entering into a new revolving credit facility. Borrowings under our existing credit facility bear interest at either a Prime or LIBOR-based variable rate as selected by us on a periodic basis. As of May 31, 2022, there were no borrowings outstanding on this revolving credit facility. Although we intend to enter into a replacement credit facility, there can be no assurance that we will be able to obtain a credit facility with similar terms or at all.

We are a defendant in various legal proceedings, including the Philips patent infringement claim, involving intellectual property claims and contract disputes. On May 17, 2022, we executed an agreement with Omega for the settlement and release of the Omega claim and a covenant not to sue under certain patents and on June 1, 2022, we paid $4.9 million pursuant to that settlement agreement. On June 16, 2022, the court dismissed the Omega case with prejudice. Regarding the Philips matter, a final resolution of the ITC matter has not been determined at this time and the Delaware District Court cases are stayed pending resolution of the ITC matter. In connection with this matter, we may be required to enter into a license agreement or other settlement arrangement that requires us to make a significant payment in the future. While it is not feasible to predict with certainty the outcome of this legal proceeding, based on currently available information, we believe that the ultimate resolution of this matter will not have a material adverse effect on our condensed consolidated results of operations, financial condition and cash flows.

See Note 15, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Sale of LoJack North America Operations

On March 14, 2021, we entered into an agreement with Spireon pursuant to which we sold certain assets and transferred certain liabilities of the LoJack North America business for a purchase price of $8.0 million. The transaction was completed effective March 15, 2021 and we received net proceeds of approximately $6.6 million. Subsequently, on November 9, 2021, the purchase price was reduced by $0.9 million, which was paid to Spireon, due to final working capital adjustments. We also entered into a Transition Service Agreement with Spireon on March 15, 2021 (“TSA”) to support Spireon in the transition of LoJack North America customers and to provide recovery services to the existing installed base of LoJack North America customers as an agent of Spireon, which effectively terminated on March 31, 2022. During the service period, we invoiced Spireon for certain costs incurred in operating this business.

We also entered into a post-TSA Services Agreement with Spireon on March 15, 2021 (“SA”), that commenced April 1, 2022 upon the expiration of the TSA, under which we will continue to provide certain services related to the LoJack North America radio frequency tower infrastructure for a period of no longer than forty-eight months, as needed. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term.

Future Cash Obligations

During the first quarter of fiscal 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2022 as filed with the SEC on April 28, 2022.

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

Our significant customers are located in the United States as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collections experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Historically, since we paid our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, generated positive cash flows from operating activities. In the second half of fiscal 2022, we began entering into subscription arrangements with key customers who previously purchased telematics devices from us. While these subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Thus the conversion of customers onto subscription arrangements has had an unfavorable impact on cash flows. We anticipate that this trend will continue in the coming year as we continue our efforts to transition our entire MRM telematics customer base onto similar multi-year subscription arrangements.

For the three months ended May 31, 2022, net cash used in operating activities was $15.6 million and net loss was $12.2 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $9.8 million. These non-cash expenses were slightly offset by non-cash revenues of $0.8 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $12.4 million of cash, largely as a result of the increase in accounts receivable, despite a decline in quarterly revenues in the current year quarter, and the decrease in deferred revenue. Both the increase in accounts receivable and decrease in deferred revenue were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. Operating cash flows were also negatively impacted by the timing of payments on accounts payable.

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

Cash flow from investing activities

For the three months ended May 31, 2022 and 2021, our net cash used in investing activities of continuing operations was $3.6 million and $3.1 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $6.6 million during the three months ended May 31, 2021 and was comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flow from financing activities

For the three months ended May 31, 2022 and 2021, our net cash used in financing activities was $0.4 million and $0.8 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

We continue to monitor the impact of the pandemic and supply chain constraints on our operating results and liquidity as they have had an unfavorable impact on our financial condition and results of operations and we believe the pandemic and supply chain constraints may continue to have an unfavorable impact going forward.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2022 as filed with the SEC on April 28, 2022. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.2 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at May 31, 2022. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes were de minimis for both the three months ended May 31, 2022 and 2021.

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

Loans outstanding under our revolving credit facility bear interest at either euro currency rate plus a margin or the base rate (highest of (i) 0%, (ii) the rate of interest publicly announced by the Agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate as determined by the Federal Reserve Bank of New York plus 0.50% and (iv) the LIBOR-based rate for a one-month interest period on such day plus 1%). An applicable margin is added based on the Company’s senior leverage ratio, ranging from 1.50% to 2.00% for base rate loans, and from 2.50% to 3.00% for Eurodollar loans. Changes in interest rate would impact our variable rate borrowings. As of May 31, 2022, there was no outstanding borrowing under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC on April 28, 2022, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

Other than the risks described in the above-referenced Form 10-K, the Company is subject to the following risk:

Our business could be negatively affected as a result of any future proxy fight or the actions of activist shareholders.

Although our engagement with activist shareholder B. Riley Asset Management, LLC, through one of its managed funds, 272 Capital Master Fund Ltd. (collectively, "BRAM") was settled as a result of our entry into a cooperation agreement, future proxy contests or related activist activities with BRAM or other activist shareholders could adversely affect our business for a number of reasons, including, but not limited to, the fact that responding to proxy contests and other actions by activist shareholders can be costly and time-consuming and can create perceived uncertainties as to our future direction and governance that may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success. Any future proxy contest or activist activities could also cause our stock price to experience periods of volatility. Further, if a proxy contest or a related settlement results in a change in the composition of our Board of Directors it could, in certain circumstances, give third parties certain rights under our existing contractual obligations, which could adversely affect our business.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the first quarter ended May 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
March 1 - March 31, 2022	3,843	$7.19	-	$-
April 1 - April 30, 2022	77,267	$5.06	-	$-
May 1 - May 31, 2022	1,099	$5.75	-	$-
Total	82,209	$5.16	-	$-

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

ITEM 6. EXHIBITS

Exhibit 10.1	Employment Agreement between the Company and Brennen Carson dated June 16, 2022

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	Inline XBRL Instance Document

101 .SCH	Inline XBRL Taxonomy Extension Schema Document

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document

101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

June 23, 2022	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)