Form 10-Q
period 2022-08-31
CalAmp Corp.
filed 2022-09-22
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of September 21, 2022 was 37,062,965.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 31,	February 28,
Assets	2022	2022
Current assets:
Cash and cash equivalents	$47,721	$79,221
Accounts receivable, net	74,802	61,544
Inventories	22,145	18,269
Prepaid expenses and other current assets	24,781	22,348
Total current assets	169,449	181,382
Property and equipment, net	34,621	37,674
Operating lease right-of-use assets	10,367	12,327
Deferred income tax assets	3,633	4,165
Goodwill	93,377	94,436
Other intangible assets, net	28,769	31,965
Other assets	30,822	29,632
Total assets	$371,038	$391,581
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,828	$2,585
Accounts payable	39,863	31,815
Accrued payroll and employee benefits	10,181	10,929
Deferred revenue	23,378	26,174
Other current liabilities	15,675	18,951
Total current liabilities	90,925	90,454
Long-term debt, net of current portion	226,892	189,703
Operating lease liabilities	10,717	13,382
Other non-current liabilities	20,684	22,640
Total liabilities	349,218	316,179
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 37,061 and 36,052 shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	371	361
Additional paid-in capital	180,463	242,386
Accumulated deficit	(155,993)	(165,965)
Accumulated other comprehensive loss	(3,021)	(1,380)
Total stockholders' equity	21,820	75,402
Total liabilities and stockholders' equity	$371,038	$391,581

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Revenues:
Products	$45,694	$51,529	$85,089	$103,526
Application subscriptions and other services	27,134	27,482	52,465	55,159
Total revenues	72,828	79,011	137,554	158,685
Cost of revenues:
Products	30,298	32,030	56,033	65,684
Application subscriptions and other services	13,518	13,611	26,862	27,184
Total cost of revenues	43,816	45,641	82,895	92,868
Gross profit	29,012	33,370	54,659	65,817
Operating expenses:
Research and development	6,757	7,729	13,757	14,669
Selling and marketing	12,734	12,047	24,212	24,509
General and administrative	13,530	13,198	28,692	26,220
Intangible asset amortization	1,330	1,394	2,672	2,647
Total operating expenses	34,351	34,368	69,333	68,045
Operating loss	(5,339)	(998)	(14,674)	(2,228)
Non-operating income (expense):
Investment income (loss)	(58)	420	(172)	1,068
Interest expense	(1,464)	(3,804)	(2,997)	(7,653)
Other expense, net	(507)	(710)	(1,449)	(1,986)
Total non-operating expenses	(2,029)	(4,094)	(4,618)	(8,571)
Loss from continuing operations before income taxes	(7,368)	(5,092)	(19,292)	(10,799)
Income tax provision from continuing operations	(126)	(333)	(375)	(626)
Net loss from continuing operations	(7,494)	(5,425)	(19,667)	(11,425)
Net income from discontinued operations, net of tax	—	—	—	4,052
Net loss	$(7,494)	$(5,425)	$(19,667)	$(7,373)
Loss per share - continuing operations:
Basic	$(0.21)	$(0.15)	$(0.55)	$(0.33)
Diluted	$(0.21)	$(0.15)	$(0.55)	$(0.33)
Earnings per share - discontinued operations:
Basic	$-	$-	$-	$0.12
Diluted	$-	$-	$-	$0.12
Shares used in computing earnings (loss) per share:
Basic	36,006	35,152	35,864	34,998
Diluted	36,006	35,152	35,864	34,998
Comprehensive income (loss):
Net loss	$(7,494)	$(5,425)	$(19,667)	$(7,373)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,830)	(623)	(1,641)	283
Total comprehensive loss	$(9,324)	$(6,048)	$(21,308)	$(7,090)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,667)	$(7,373)
Less: Net income from discontinued operations, net of tax	-	4,052
Net loss from continuing operations	(19,667)	(11,425)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation expense	8,215	8,472
Intangible asset amortization	2,672	2,647
Stock-based compensation	6,156	5,409
Amortization of debt issuance costs and discount	594	5,191
Noncash operating lease cost	1,756	1,691
Revenue assigned to factors	(1,524)	(2,601)
Deferred tax assets, net	129	250
Other	(67)	200
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(14,242)	1,013
Inventories	(4,681)	6,479
Prepaid expenses and other assets	(4,438)	398
Accounts payable	8,258	(5,138)
Accrued liabilities	(2,842)	7,270
Deferred revenue	(3,093)	(6,656)
Operating lease liabilities	(2,901)	(2,354)
Net cash provided by (used in) operating activities - continuing operations	(25,675)	10,846
Net cash used in operating activities - discontinued operations	-	(395)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,675)	10,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,891)	(6,569)
Net cash used in investing activities - continuing operations	(4,891)	(6,569)
Net cash provided by investing activities - discontinued operations	—	6,616
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,891)	47
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(1,568)	(4,017)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	502	900
NET CASH USED IN FINANCING ACTIVITIES	(1,066)	(3,117)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	132	(954)
Net change in cash and cash equivalents	(31,500)	6,427
Cash and cash equivalents at beginning of period	79,221	94,624
Cash and cash equivalents at end of period	$47,721	$101,051

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$28,589	$95,727	$75,402	$95,085

Common stock and additional paid-in capital:
Beginning balances	178,279	235,728	242,747	234,044
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	(67,003)	—
Stock-based compensation expense	3,196	2,937	6,156	5,434
Shares issued on net share settlement of equity awards	(1,143)	(2,956)	(1,568)	(4,017)
Exercise of stock options and contributions to employee stock purchase plan	502	652	502	900
Ending balances	180,834	236,361	180,834	236,361

Accumulated deficit:
Beginning balances	(148,499)	(139,922)	(165,965)	(137,974)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	29,639	—
Net loss	(7,494)	(5,425)	(19,667)	(7,373)
Ending balances	(155,993)	(145,347)	(155,993)	(145,347)

Accumulated other comprehensive income (loss):
Beginning balances	(1,191)	(79)	(1,380)	(985)
Foreign currency translation adjustments	(1,830)	(623)	(1,641)	283
Ending balances	(3,021)	(702)	(3,021)	(702)

Total stockholders' equity, ending balances	$21,820	$90,312	$21,820	$90,312

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2022 AND 2021

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

Basis of Presentation

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2022 and our results of operations for the three and six months ended August 31, 2022 and 2021. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2023.

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

The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. Based on our current and projected level of operations we believe that our future cash flows from operating activities, our existing cash and cash equivalents and our revolving credit facility will provide adequate funds for ongoing operations and working capital requirements for at least the next 12 months. However, our business is subject to various factors that could materially impact our assumptions leading to the consumption of our available cash before that time.

Effective March 15, 2021, the Company and Spireon Holdings, L.P. (“Spireon”) entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack U.S. and Canadian stolen vehicle recovery business (“LoJack North America”) to Spireon for a purchase price of $8.0 million. Operations for LoJack North America are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended August 31, 2021. See Note 2, Discontinued Operations, for additional information.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered all known and reasonably available information that existed throughout the three and six months ended and as of August 31, 2022 in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

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

For some customer arrangements, we have concluded that the subscription services and associated telematics devices are not distinct performance obligations and thus represent a single combined performance obligation. For certain other customer arrangements under which devices are leased in combination with subscription services, we consider the arrangement to be predominately a subscription service and thus a combined single performance obligation for purposes of revenue recognition. In both of these circumstances, we generally recognize the total expected consideration as revenue over the term of the subscription. Device related costs associated with arrangements in which title to the device is transferred to the customer under a single combined performance obligation are recorded as deferred costs on the balance sheet and are amortized into cost of revenues over the term of the subscription or the estimated in-service lives of the devices. In contractual arrangements under which we provide devices as part of the subscription contract but we retain ownership of the devices, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years.

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

During the fiscal quarter ended August 31, 2022, we recognized $10.8 million in revenue from the deferred revenue balance of $39.7 million as of February 28, 2022.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid sales commissions included in prepaid expenses and other current assets and other assets were $1.9 million and $2.8 million, respectively, as of August 31, 2022.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 14, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Revenue by type of goods and services:
Telematics devices and accessories	$45,694	$51,529	$85,089	$103,526
Rental income and other services	6,656	3,495	10,926	7,105
Recurring application subscriptions	20,478	23,987	41,539	48,054
Total	$72,828	$79,011	$137,554	$158,685

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$50,685	$53,419	$92,174	$108,123
Revenue recognized over time	22,143	25,592	45,380	50,562
Total	$72,828	$79,011	$137,554	$158,685

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of August 31, 2022 and February 28, 2022, we have estimated remaining performance obligations for contractually committed revenues of $210.3 million and $202.0 million respectively. As of August 31, 2022, we expect to recognize approximately 27% of the revenue under these remaining performance obligations in fiscal 2023 and 33% in fiscal 2024. As of February 28, 2022, we expected to recognize approximately 47% of the then remaining performance obligations in fiscal 2023 and 24% in fiscal 2024. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

We group all accounts receivables and lease receivables into a single portfolio and analyze the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies. As disclosed in Note 14, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States.

The allowance for doubtful accounts totaled $2.1 million and $2.6 million as of August 31, 2022 and February 28, 2022, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($0.3) million and ($0.6) million for the three and six months ended August 31, 2022, respectively. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($14) thousand and $49 thousand for the three and six months ended August 31, 2021, respectively.

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

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. Subsequently, the transition period was extended and then effectively terminated on March 31, 2022. As consideration for these services, Spireon reimbursed us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement that commenced April 1, 2022 upon the expiration of the TSA, under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the services provided to Spireon during the three and six months ended August 31, 2022, respectively, we incurred a total cost of $0.7 million and $2.0 million of which $0.5 million and $1.0 million was billed to Spireon for the services under the TSA and the net amount of $0.2 million and $1.0 million is included as a component of other expense in the condensed consolidated statement of comprehensive loss as these costs represent non-operating expenses. During the three and six months ended August 31, 2021, respectively, we incurred a total cost of $1.2 million and $3.3 million of which $0.6 million and $1.4 million was billed to Spireon for services under the TSA and the remaining $0.6 million and $1.9 million is included within other expense in the condensed consolidated statement of comprehensive loss.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss and the unaudited condensed consolidated statements of cash flows for the six months ended August 31, 2021. For the six months ended August 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021:

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

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2022
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$26,767	$—	$26,767	$26,767	$—
Level 1:
Money market funds	454	—	454	454	—
Mutual funds (1)	1,156	(1)	1,155	—	1,155
Level 2:
Repurchase agreements	20,500	—	20,500	20,500	—
Total	$48,877	$(1)	$48,876	$47,721	$1,155

	As of February 28, 2022
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$28,394	$—	$28,394	$28,394	$—
Level 1:
Money market funds	7,327	—	7,327	7,327	—
Mutual funds (1)	851	107	958	—	958
Level 2:
Repurchase agreements	43,500	—	43,500	43,500	—
Total	$80,072	$107	$80,179	$79,221	$958

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of August 31, 2022, the cash surrender value of COLI was $5.5 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2022	2022
Raw materials	$8,447	$6,090
Finished goods	13,698	12,179
	$22,145	$18,269

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	Feb. 28, 2022	Additions & Adjustments, net (1)	August 31, 2022	Feb. 28, 2022	Expense	August 31, 2022	Feb. 28, 2022	August 31, 2022
Developed technology	4-6 years	$26,958	(102)	$26,856	$25,470	$632	$26,102	$1,488	$754
Tradenames	10 years	30,192	(205)	29,987	20,571	1,067	21,638	9,621	8,349
Customer relationships	10-15 years	35,404	(217)	35,187	14,883	969	15,852	20,521	19,335
Patents	5 years	589	—	589	254	4	258	335	331
		$93,143	$(524)	$92,619	$61,178	$2,672	$63,850	$31,965	$28,769

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	This table excludes the gross value of fully amortized intangible assets totaling $23.0 million at August 31, 2022 and February 28, 2022.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets from continuing operations was $1.3 million and $2.7 million for the three and six months ended August 31, 2022, respectively. Amortization expense of intangible assets from continuing operations was $1.4 million and $2.6 million for the three and six months ended August 31, 2021, respectively.

Estimated future amortization expense as of August 31, 2022 is as follows (in thousands):

2023 (remainder)	$2,640
2024	4,440
2025	4,325
2026	4,056
2027	2,435
Thereafter	10,873
$28,769

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2022	$55,256	$39,180	$94,436
Effect of exchange rate change on goodwill	(1,059)	—	(1,059)
Balance as of August 31, 2022	$54,197	$39,180	$93,377

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

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 28,
	2022	2022
Deferred product cost	$1,135	$1,493
Deferred compensation plan assets	6,692	7,215
Lease receivables, non-current	17,161	15,118
Prepaid commissions	2,750	2,894
Other	3,084	2,912
	$30,822	$29,632

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of August 31, 2022 and February 28, 2022 (in thousands):

	Maturity	Effective	August 31,	February 28,
	Date	Interest Rate	2022	2022
2025 Convertible Notes, 2.00% fixed rate (2)	August 1, 2025	2.49%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	2,305	3,829
Total term debt			232,305	233,829
Unamortized discount and issuance costs (1)			(3,585)	(41,541)
Less: Current portion of long-term term debt			(1,828)	(2,585)
Long-term debt, net of current portion			$226,892	$189,703

(1)

The debt discount associated with the Convertible Notes and related unamortized debt issuance costs as of August 31, 2022 reflects the adoption impact of ASU 2020-06 effective March 1, 2022. See Note 1, Significant Accounting Policies – Recent Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06.

(2)	The effective interest rate was 7.56% prior to the adoption of ASU 2020-06.

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of August 31, 2022 and February 28, 2022, the fair value of the 2025 Convertible Notes were $204 million and $209 million, respectively, based on Level 2 inputs.

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

Revolving Credit Facility

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. At our election, the borrowings under this revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. We also pay an unused line fee ranging from 0.50% to 0.75% per annum, based on the level of borrowings, payable quarterly in arrears. Amounts owed under the revolving credit facility are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. The proceeds available under the revolving credit facility could be used for working capital and general corporate purposes, which could include acquisitions. The revolving credit facility contains customary events of default, that upon our default may require us to pay all amounts outstanding and allow PNC Bank to foreclose on collateral. At August 31, 2022, there were no borrowings outstanding under this revolving credit facility and total borrowing availability was $34.0 million.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage rate of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of August 31, 2022, we were in compliance with our covenants under the revolving credit facility.

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	August 31, 2022	February 28, 2022
Assets
Operating lease right-of-use assets	$10,367	$12,327

Liabilities
Operating lease liabilities (current)	$5,038	$5,086
Operating lease liabilities (non-current)	10,717	13,382
Total lease liabilities	$15,755	$18,468

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Operating lease cost	$1,075	$1,157	$2,194	$2,288
Short-term lease cost	37	14	73	31
Variable lease cost	16	101	51	203
Total lease cost	$1,128	$1,272	$2,318	$2,522

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Six Months Ended
	August 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,943	$2,835
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$1,919
Weighted average remaining lease term	3.5 years	4.44 years
Weighted average discount rate	5.16%	5.17%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of August 31, 2022 (in thousands):

Remainder of 2023	$2,920
2024	5,539
2025	3,941
2026	3,077
2027	1,322
Thereafter	477
Total minimum lease payments	17,276
Less imputed interest	(1,521)
Present value of future minimum lease payments	15,755
Less current obligations under leases	(5,038)
Long-term lease obligations	$10,717

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.1 million and $0.4 million for the three and six months ended August 31, 2022, respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended August 31, 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Net loss from continuing operations	$(7,494)	$(5,425)	(19,667)	(11,425)
Net income from discontinued operations, net of tax	-	-	-	4,052
Net loss	$(7,494)	$(5,425)	$(19,667)	$(7,373)

Basic weighted average number of common shares outstanding	36,006	35,152	35,864	34,998
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	—
Diluted weighted average number of common shares outstanding	36,006	35,152	35,864	34,998

Basic net income (loss) per common share:
Loss from continuing operations	$(0.21)	$(0.15)	$(0.55)	$(0.33)
Income from discontinued operations	$-	$-	$-	$0.12
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.21)	$(0.15)	$(0.55)	$(0.33)
Income from discontinued operations	$-	$-	$-	$0.12

All outstanding options and restricted stock units for the three and six months ended August 31, 2022 and 2021 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

We adopted ASU 2020-06 on March 1, 2022 under the modified retrospective method and applied the new guidance to our 2025 Convertible Notes outstanding as of that date. We have not changed previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. Since we had a net loss for the three and six months ended August 31, 2022, respectively, the 2025 Convertible Notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting the new pronouncement.

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Cost of revenues	$30	$795	$85	$789
Research and development	672	321	1,436	1,031
Selling and marketing	749	979	1,309	1,623
General and administrative	1,745	723	3,326	1,783
Other non-operating expense	-	119	-	183
	$3,196	$2,937	$6,156	$5,409

Changes in our outstanding stock options during the six months ended August 31, 2022 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2022	664	$16.38	5.4
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at August 31, 2022	664	$16.38	4.9	$-
Exercisable at August 31, 2022	577	$15.94	4.8	$-

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2022 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Withholding Taxes
Outstanding at February 28, 2022	2,940	$10.39
Granted	2,237	4.65
Vested	(857)	11.14	327
Forfeited	(198)	11.13
Outstanding at August 31, 2022	4,122	$7.09

As of August 31, 2022, there was $24.0 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.3 years.

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 17% and 16% of our consolidated revenue for the three and six months ended August 31, 2022, respectively, and 18% and 20% of our consolidated revenue for the three and six months ended August 31, 2021, respectively. The same customer accounted for 14% and 12% of our consolidated accounts receivable at August 31, 2022 and February 28, 2022, respectively.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Inventory purchases:
Supplier A	9%	17%	10%	18%
Supplier B	14%	9%	13%	11%
Supplier C	17%	14%	21%	14%
Supplier D	11%	10%	11%	12%

	August 31,	February 28,
	2022	2022
Accounts payable:
Supplier A	4%	3%
Supplier B	16%	15%
Supplier C	15%	11%
Supplier D	9%	7%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another manufacturer or supplier.

NOTE 13 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2022	2022
Operating lease liabilities	$5,038	$5,086
Warranty reserves	1,757	1,823
Customer deposits	2,217	2,586
Omega litigation reserve	-	3,000
Other (1)	6,663	6,456
	$15,675	$18,951

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2022	2022
Deferred revenue	$12,034	$13,496
Deferred compensation plan liability	6,343	6,800
Deferred tax liability	233	216
Other	2,074	2,128
	$20,684	$22,640

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	$1,150	1,150	$2,326	2,326
Amortization of discount and issue costs (1)	262	2,511	529	5,028
	1,412	3,661	2,855	7,354
Other interest expense	52	143	142	299
Total interest expense	$1,464	$3,804	$2,997	$7,653

(1)	We adopted ASU 2020-06 during the first quarter of fiscal 2023 using the modified retrospective method. Accordingly, prior year reported amounts were not revised.

Supplemental Cash Flow Information

“Net cash provided by (used in) operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2022	2021
Interest expense paid	$2,408	$2,400
Income tax paid, net of refunds	$75	$356

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

Segment information is as follows (in thousands):

	Three Months Ended August 31, 2022				Three Months Ended August 31, 2021
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$44,511	$28,317		$72,828	$41,434	$37,577		$79,011
Gross profit	$20,865	$8,147		$29,012	$21,332	$12,038		$33,370
Gross margin	47%	29%		40%	51%	32%		42%
Adjusted EBITDA	$6,623	$(1,244)	$(613)	$4,766	$9,638	$(378)	$(959)	$8,301

	Six Months Ended August 31, 2022				Six Months Ended August 31, 2021
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$84,068	$53,486		$137,554	$76,477	$82,208		$158,685
Gross profit	$38,923	$15,736		$54,659	$38,154	$27,663		$65,817
Gross margin	46%	29%		40%	50%	34%		41%
Adjusted EBITDA	$10,578	$(1,991)	$(1,965)	$6,622	$15,532	$3,254	$(2,100)	$16,686

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Net loss	$(7,494)	$(5,425)	$(19,667)	$(7,373)
Less: net income from discontinued operations	-	-	$-	$4,052
Net loss from continuing operations	$(7,494)	$(5,425)	$(19,667)	$(11,425)

Investment expense (income)	58	(420)	172	(1,068)
Interest expense	1,464	3,804	2,997	7,653
Income tax provision	126	333	375	626
Depreciation	4,059	4,242	8,215	8,472
Amortization of intangible assets	1,330	1,394	2,672	2,647
Stock-based compensation	3,196	2,937	6,156	5,409
Non-recurring legal expenses	1,417	471	4,548	1,119
Costs incurred in transition of LoJack North America business to acquiror	233	482	985	1,715
Other	377	483	169	1,538
Adjusted EBITDA	$4,766	$8,301	$6,622	$16,686

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
United States	$46,240	$54,320	$86,642	$105,520
EMEA	12,275	12,878	24,814	27,353
LATAM	8,189	7,625	14,166	14,150
APAC	5,590	2,794	10,809	8,195
All other	534	1,394	1,123	3,467
	$72,828	$79,011	$137,554	$158,685

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and six months ended August 31, 2022 and 2021.

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

On April 1, 2022, the administrative law judge (“ALJ”) at the ITC issued a Final Initial Determination on the question of violation of section 337 (19 U.S.C. § 1337). The ALJ determined that a violation of section 337 has not occurred with respect to any of the asserted patents. On July 6, 2022, the ITC affirmed the Final Initial Determination of no violation of Section 337 and terminated the investigation.

The three district court cases are currently stayed. Considering the ITC’s determination of no infringement of any of the four patents asserted we believe that we have strong defenses should the Delaware district court cases proceed. Also, we believe we have strong indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are co-defendants in these proceedings, should the stays be removed in the three district court cases. Currently, it is not feasible to predict with certainty the outcome of the three district court cases, and no specific amount of damages has been identified. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

We have considered all known and reasonably available information that existed throughout the six months ended and as of August 31, 2022, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions and inflationary impacts, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

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

As further described in Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements, the LoJack North America operations are presented as discontinued operations in the accompanying condensed consolidated financial statements for the six months ended August 31, 2021. For the six months ended August 31, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021.

OPERATING RESULTS

Three months ended August 31, 2022 compared to three months ended August 31, 2021:

Revenue by Segment

	Three Months Ended August 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$44,511	61.1%	$41,434	52.4%	$3,077	7.4%
Telematics Products	28,317	38.9%	37,577	47.6%	(9,260)	(24.6%)
Total	$72,828	100.0%	$79,011	100.0%	$(6,183)	(7.8%)

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services focus on three principal end markets: (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. As described above, in the second half of fiscal 2022, we began entering into subscription-based arrangements with customers that historically purchased MRM telematics hardware from us, a shift that favorably impacts revenues in our Software & Subscription Services segment and unfavorably impacts revenues in our Telematics Products segment. This is a transition that we expect will continue throughout fiscal 2023 as we work toward transitioning the entire MRM telematics customer base into subscription arrangements. In fiscal 2022 we began experiencing supply shortages driven by the global pandemic. These supply imbalances have intensified in the past few quarters and adversely impacted all parts of our business. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

As of August 31, 2022, our remaining contractual performance obligations were approximately $210 million, compared to $141 million as of August 31, 2021. The majority of the growth in contractual performance obligations was driven by the conversion of telematics products customers to multi-year subscription contracts as well as new customer acquisitions within the government and municipality markets and connected car markets.

Software & Subscription Services revenue increased by $3.1 million or 7.4% for the three months ended August 31, 2022 compared to the same period last year largely due to increased transportation and logistics revenues generated through the transition of MRM telematics hardware customers onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022. Such customer transitions contributed $12.4 million to revenues during the three months ended August 31, 2022. Partially offsetting this increase in revenues was $7.5 million of revenues in the prior year period associated with 3G to 4G equipment upgrades for specific larger customers that did not recur in the current year. Active subscribers increased by 32% in the three months ended August 31, 2022 when compared to the prior year period. As mentioned above, supply shortages have impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $9.3 million or 24.6% for the three months ended August 31, 2022 compared to the same period last year. This decrease was largely driven by the conversion of certain MRM telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. We expect the conversion of the rest of our MRM customer base to continue over the next two to three quarters as we continue to implement our strategy to engage with our customers under subscription arrangements, which will lead to further decreases in Telematics Products segment revenues with an associated increase in Software & Subscription Services revenues. Telematics Products revenues have also been negatively impacted by the supply shortages described above, thereby limiting our ability to fulfill customer orders during the three months ended August 31, 2022.

Gross Profit by Segment

	Three Months Ended August 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$20,865	46.9%	$21,332	51.5%	$(467)	(2.2%)
Telematics Products	8,147	28.8%	12,038	32.0%	(3,891)	(32.3%)
Gross profit	$29,012	39.8%	$33,370	42.2%	$(4,358)	(13.1%)

Consolidated gross profit decreased by $4.4 million or 13.1% for the three months ended August 31, 2022 compared to the same period last year largely due to decreased revenues in our Telematics Products business. Consolidated gross margin decreased by 240 basis points for the three months ended August 31, 2022 compared to the same period last year primarily due to an unfavorable shift in customer and product mix coupled with increased costs incurred in the manufacture and procurement of our telematics devices. These negative impacts to gross margin were partially offset by the increased proportion of overall sales occurring within Software & Subscription Services, which has a higher margin profile, in the current year period.

Software & Subscription Services: Gross profit decreased by $0.5 million or 2.2% for the three months ended August 31, 2022 compared to the same period last year, and gross margin decreased by 460 basis points primarily due to customer mix and increased costs in the manufacture and procurement of our telematics devices.

Telematics Products: Gross profit decreased by $3.9 million or 32.3% for the three months ended August 31, 2022 compared to the same period last year primarily due to decreased revenues. Gross margin decreased by 320 basis points primarily due to product mix and increased costs in the manufacture and procurement of our telematics devices.

As mentioned above, we are presently experiencing adverse impacts to revenues as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the coming quarters we may continue to experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Three Months Ended August 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$6,757	9.3%	$7,729	9.8%	$(972)	(12.6%)
Selling and marketing	12,734	17.5%	12,047	15.2%	687	5.7%
General and administrative	13,530	18.6%	13,198	16.7%	332	2.5%
Intangible asset amortization	1,330	1.8%	1,394	1.8%	(64)	(4.6%)
Total	$34,351	47.2%	$34,368	43.5%	$(17)	0.0%

Consolidated research and development expense decreased by $1.0 million or 12.6% for the three months ended August 31, 2022 compared to the same period last year due to a reduction in research and development activities associated with our Telematics Products business, partially offset by increased development efforts focused on expanding our telematics services offering both domestically and internationally. We plan to continue to invest in research and development to supplement and expand our telematics solutions offering.

Consolidated selling and marketing expense increased by $0.7 million or 5.7% for the three months ended August 31, 2022 compared to the same period last year primarily due to increased compensation costs resulting from changes in the composition of our salesforce to drive sales of our telematics subscription services.

Consolidated general and administrative expenses increased slightly for the three months ended August 31, 2022 compared to the same period last year.

Amortization of intangibles decreased slightly for the three months ended August 31, 2022 compared to the same period last year.

Non-operating Income (Expense)

Investment income (loss) decreased to a loss of $0.1 million for the three months ended August 31, 2022 from investment income of $0.4 million for the three months ended August 31, 2021. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $1.5 million for the three months ended August 31, 2022 from $3.8 million for the three months ended August 31, 2021 due to the adoption of ASU 2020-06 effective March 1, 2022 under which the conversion feature associated with our convertible notes is no longer separately accounted for as a debt discount and amortized to interest expense. The impacts of the adoption of ASU 2020-06 are more fully described in Note 1, under the caption “Recently Adopted Accounting Pronouncements”, to the accompanying condensed consolidated financial statements.

Other non-operating expense was $0.5 million for the three months ended August 31, 2022 as compared to $0.7 million for the three months ended August 31, 2021, and was largely comprised of costs incurred related to the wind down and transition of the LoJack North America business as well as net foreign currency exchange rate losses.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended August 31, 2022 was $7.5 million compared to a net loss of $5.4 million in the three months ended August 31, 2021. The change in the net loss was largely driven by lower revenues in the current year period.

Adjusted EBITDA:

	Three Months Ended August 31,
(In thousands)	2022	2021	$ Change	% Change
Segment
Software & Subscription Services	$6,623	$9,638	$(3,015)	(31.3%)
Telematics Products	(1,244)	(378)	(866)	229.1%
Corporate Expenses	(613)	(959)	346	36.1%
Total Adjusted EBITDA	$4,766	$8,301	$(3,535)	(42.6%)

Adjusted EBITDA for Software & Subscription Services decreased $3.0 million compared to the same period last year primarily due to lower gross margins and higher operating expenses as a result of investments we are making to develop, market and sell our telematics solutions, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $0.9 million compared to the same period last year as a result of decreased revenues. Corporate Expenses decreased by $0.3 million compared to the same period last year.

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

Income tax expense was $0.1 million for the three months ended August 31, 2022, compared to income tax expense of $0.3 million in the same period last year. The $0.2 million decrease in tax expense was primarily driven by a decrease in pre-tax income attributable to one of our foreign subsidiaries in the current period.

Six months ended August 31, 2022 compared to six months ended August 31, 2021:

Revenue by Segment

	Six Months Ended August 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$84,068	61.1%	$76,477	48.2%	$7,591	9.9%
Telematics Products	53,486	38.9%	82,208	51.8%	(28,722)	(34.9%)
Total	$137,554	100.0%	$158,685	100.0%	$(21,131)	(13.3%)

Software & Subscription Services revenue increased by $7.6 million or 9.9% for the six months ended August 31, 2022 compared to the same period last year largely due to increased transportation and logistics revenues generated through the transition of MRM telematics hardware customers onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022. Such customer transitions contributed $20.9 million to revenues during the six months ended August 31, 2022. Partially offsetting this increase in revenues was $10.5 million of revenues in the prior year period associated with 3G to 4G equipment upgrades for specific larger customers that did not recur in the current year. As mentioned above, supply shortages have impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue decreased by $28.7 million or 34.9% for the six months ended August 31, 2022 compared to the same period last year. This decrease was largely driven by the conversion of certain MRM telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. We expect the conversion of the rest of our MRM customer base to continue over the next two to three quarters as we continue to implement our strategy to engage with our customers under subscription arrangements, which will lead to further decreases in Telematics Products segment revenues with an associated increase in Software & Subscription Services revenues. Telematics Products revenues have also been negatively impacted by the supply shortages described above, thereby limiting our ability to fulfill customer orders during the three months ended August 31, 2022.

Gross Profit by Segment

	Six Months Ended August 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$38,923	46.3%	$38,154	49.9%	$769	2.0%
Telematics Products	15,736	29.4%	27,663	33.7%	(11,927)	(43.1%)
Gross profit	$54,659	39.7%	$65,817	41.5%	$(11,158)	(17.0%)

Consolidated gross profit decreased by $11.2 million or 17.0% for the six months ended August 31, 2022 compared to the same period last year largely due to decreased revenues in our Telematics Products business. Consolidated gross margin decreased by 180 basis points for the six months ended August 31, 2022 compared to the same period last year primarily due to an unfavorable shift in customer and product mix coupled with increased costs incurred in the manufacture and procurement of our telematics devices. These negative impacts to gross margin were partially offset by the increased proportion of overall sales occurring within Software & Subscription Services, which has a higher margin profile, in the current year period.

Software & Subscription Services: Gross profit increased by $0.8 million or 2.0% for the six months ended August 31, 2022 compared to the same period last year, primarily as a result of increased revenues. Gross margin decreased by 360 basis points primarily due to customer mix and increased costs in the manufacture and procurement of our telematics devices.

Telematics Products: Gross profit decreased by $11.9 million or 43.1% for the six months ended August 31, 2022 compared to the same period last year primarily due to decreased revenues. Gross margin decreased by 430 basis points primarily due to product mix and increased costs in the manufacture and procurement of our telematics devices.

As mentioned above, we are presently experiencing adverse impacts to product sales as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the coming quarters we may continue to experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Six Months Ended August 31,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$13,757	10.0%	$14,669	9.2%	$(912)	(6.2%)
Selling and marketing	24,212	17.6%	24,509	15.4%	(297)	(1.2%)
General and administrative	28,692	20.9%	26,220	16.5%	2,472	9.4%
Intangible asset amortization	2,672	1.9%	2,647	1.7%	25	0.9%
Total	$69,333	50.4%	$68,045	42.9%	$1,288	1.9%

Consolidated research and development expense decreased by $0.9 million or 6.2% for the six months ended August 31, 2022 compared to the same period last year due to a reduction in research and development activities associated with our Telematics Products business, partially offset by increased development efforts focused on expanding our telematics services offering both domestically and internationally. We plan to continue to invest in research and development to supplement and expand our telematics solutions offering .

Consolidated selling and marketing expense decreased slightly for the six months ended August 31, 2022 compared to the same period last year. We expect to continue to make changes in the composition of our salesforce to drive sales of our telematics subscription services.

Consolidated general and administrative expenses increased by $2.5 million or 9.4% for the six months ended August 31, 2022 compared to the same period last year primarily driven by increased legal fees and the recording of $1.9 million of incremental litigation reserves related to the final settlement of the Omega legal matter, which is described in Note 15, Legal Proceedings, to the accompanying condensed consolidated financial statements.

Amortization of intangibles increased slightly for the six months ended August 31, 2022 compared to the same period last year.

Non-operating Income (Expense)

Investment income (loss) decreased to a loss of $0.2 million for the six months ended August 31, 2022 from investment income of $1.1 million for the six months ended August 31, 2021. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $3.0 million for the six months ended August 31, 2022 from $7.7 million for the six months ended August 31, 2021 due to the adoption of ASU 2020-06 effective March 1, 2022 under which the conversion feature associated with our convertible notes is no longer separately accounted for as a debt discount and amortized to interest expense. The impacts of the adoption of ASU 2020-06 are more fully described in Note 1, under the caption “Recently Adopted Accounting Pronouncements”, to the accompanying condensed consolidated financial statements.

Other non-operating expense was $1.4 million for the six months ended August 31, 2022 as compared to $2.0 million for the six months ended August 31, 2021, and was largely comprised of costs incurred related to the wind down and transition of the LoJack North America business as well as, to a lesser extent, net foreign currency exchange rate losses.

Net Income  from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax was $4.1 million for the six months ended August 31, 2021 and related to the sale of the LoJack North America business that was completed on March 15, 2021. See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the six months ended August 31, 2022 was $19.7 million compared to a net loss of $7.4 million in the six months ended August 31, 2021. The change in the net loss was largely driven by lower revenues in the current year period and the gain recognized on the sale of the LoJack North America business in the prior year period

Adjusted EBITDA:

	Six Months Ended August 31,
(In thousands)	2022	2021	$ Change	% Change
Segment
Software & Subscription Services	$10,578	$15,532	$(4,954)	(31.9%)
Telematics Products	(1,991)	3,254	(5,245)	(161.2%)
Corporate Expenses	(1,965)	(2,100)	135	6.4%
Total Adjusted EBITDA	$6,622	$16,686	$(10,064)	(60.3%)

Adjusted EBITDA for Software & Subscription Services decreased $5.0 million compared to the same period last year primarily due to lower gross margins and higher operating expenses as a result of investments we are making to develop, market and sell our telematics solutions, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $5.3 million compared to the same period last year as a result of the decrease in revenues. Corporate Expenses decreased by $0.1 million compared to the same period last year.

See Note 14, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Income Tax Provision

Income tax expense was $0.4 million for the six months ended August 31, 2022, compared to $0.6 million in the same period last year. The $0.2 million decrease in tax expense was primarily driven by a decrease in pre-tax income attributable to one of our foreign subsidiaries in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2022, our primary recurring cash needs have been for working capital purposes and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to grow our customer base to a subscription model while increasing our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our revolving credit facility. As of August 31, 2022, we have $47.7 million of cash and cash equivalents and $34 million available under our revolving credit facility. We expect to continue to finance our operations with cash on hand and cash generated from operations. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s liquidity.

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. Borrowings under our existing credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum as selected by us on a periodic basis. As of August 31, 2022, there were no borrowings outstanding on this revolving credit facility.

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes. On May 17, 2022, we executed an agreement with Omega for the settlement and release of the Omega claim and a covenant not to sue under certain patents and on June 1, 2022, we paid $4.9 million pursuant to that settlement agreement. On June 16, 2022, the court dismissed the Omega case with prejudice. Regarding the Philips patent infringement claim, the ITC affirmed the Final Initial Determination of the administrative law judge of no violation of Section 337 and terminated the investigation on July 6, 2022. To date Philips has not exercised any appeal right it may have. The Delaware District Court cases are stayed pending resolution of the ITC matter, and may be reinstated after Philips’ appeal rights expire. In connection with this matter, we may be required to enter into a license agreement or other settlement arrangement that requires us to make a significant payment in the future. While it is not feasible to predict with certainty the outcome of this legal proceeding, based on currently available information, including the ITC’s affirmation of no violation of Section 337, we believe that the ultimate resolution of this matter will not have a material adverse effect on our condensed consolidated results of operations, financial condition and cash flows.

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

We also entered into a post-TSA Services Agreement with Spireon on March 15, 2021 (“SA”), that commenced April 1, 2022 upon the expiration of the TSA, under which we will continue to provide certain services related to the LoJack North America radio frequency tower infrastructure for a period of no longer than fifty-four months, as needed. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term.

Future Cash Obligations

During the second quarter of fiscal 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2022 as filed with the SEC on April 28, 2022.

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

Our significant customers are located in the United States as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collections experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Historically, since we paid our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, we generated positive cash flows from operating activities. In the second half of fiscal 2022, we began entering into subscription arrangements with key customers who previously purchased telematics devices from us. While these subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Thus the conversion of customers onto subscription arrangements has had an unfavorable impact on cash flows. We anticipate that this trend will continue over at least the next six months as we continue our efforts to transition our entire MRM telematics customer base onto similar multi-year subscription arrangements.

For the six months ended August 31, 2022, net cash used in operating activities was $25.7 million and net loss was $19.7 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $19.5 million. These non-cash expenses were slightly offset by non-cash revenues of $1.5 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $23.9 million of cash, largely as a result of the increase in accounts receivable and the decrease in deferred revenue. Both the increase in accounts receivable and decrease in deferred revenue were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. Operating cash flows were favorably impacted by the timing of payments on accounts payable.

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

Cash flow from investing activities

For the six months ended August 31, 2022 and 2021, our net cash used in investing activities of continuing operations was $4.9 million and $6.6 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $6.6 million during the six months ended August 31, 2021 and was comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flow from financing activities

For the six months ended August 31, 2022 and 2021, our net cash used in financing activities was $1.1 million and $3.1 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

We continue to monitor the impact of the pandemic and supply chain constraints on our operating results and liquidity as they have had an unfavorable impact on our financial condition and results of operations and we believe the pandemic and supply chain constraints may continue to have an unfavorable impact going forward.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2022 as filed with the SEC on April 28, 2022 and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the SEC on June 23, 2022. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $3.0 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at August 31, 2022. The aggregate foreign currency transaction exchange rate losses included in determining loss before income taxes was $0.6 million and $49,000 for the six months ended August 31, 2022 and 2021, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. Changes in interest rates would impact our variable rate borrowings. As of August 31, 2022, there was no outstanding borrowings under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC on April 28, 2022, and to Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the SEC on June 23, 2022, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

Other than the risks described in the above-referenced Form 10-K and Form 10-Q, the Company is subject to the following risk:

Our revolving credit facility contains covenant restrictions that may limit our ability to operate our business.

Our senior asset-based revolving credit agreement contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to, among other things, incur additional debt or issue guarantees, create liens, repurchase stock, or make other restricted payments, and make certain voluntary prepayments of specified debt. In addition, under certain circumstances we are required to comply with a fixed charge coverage ratio. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our revolving credit facility, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

The revolving credit facility also contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage rate of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of August 31, 2022, we were in compliance with our covenants under the revolving credit facility. However, if we are unable to comply with our covenants under the revolving credit facitilty in the future, our availability of cash resources may be reduced and our business may be adversely affected.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the second quarter ended August 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
June 1 - June 30, 2022	5,454	$6.75	-	$-
July 1 - July 31, 2022	237,726	$4.62	-	$-
August 1 - August 31, 2022	1,417	$6.13	-	$-
Total	244,597	$4.68	-	$-

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

ITEM 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 20, 2022, the Board of Directors of the Company appointed Xiaolian (Cindy) Zhang as the Company’s Senior Vice President and Interim Chief Financial Officer, and Erik Schulz as the Company’s Interim Chief Accounting Officer, each to be effective as of September 23, 2022. Ms. Zhang replaces Kurt Binder, who provided the Company with notice on August 24, 2022 that he will resign as the Company’s Executive Vice President and Chief Financial Officer. Mr. Binder’s resignation was not the result of any disagreements with management.

As Senior Vice President and Interim Chief Financial Officer, Ms. Zhang will be the Company’s principal financial officer on an interim basis, and as Interim Chief Accounting Officer, Mr. Schulz will be the company’s principal accounting officer on an interim basis.

The Board adjusted Ms. Zhang’s compensation in connection with her appointment to Senior Vice President, Financial Planning and Analysis that occurred on August 31, 2022, by increasing her annual base salary to $270,000 from $264,000 and increasing her annual target incentive opportunity to 40% of base salary from 30% of base salary. In connection with Ms. Zhang’s appointment as Senior Vice President and Interim Chief Financial Officer, the Board approved (i) a $10,000 per month bonus while serving in this interim role, and (ii) a retention bonus in the amount of $80,000 that will be payable contingent upon Ms. Zhang remaining employed by the Company through April 30, 2023.  In connection with the appointment of Mr. Schulz as Interim Chief Accounting Officer, he received an increase in his base salary to $263,750 from $258,750, effective September 25, 2022. Additionally, the Board approved a retention bonus in the amount of $60,000 that will be payable contingent upon Mr. Schulz remaining employed by the Company through April 30, 2023.

Ms. Zhang, age 50, joined CalAmp in 2017 and has been a senior leader of the finance team, contributing to the Company’s strategic multi-year financial plan, forecast models, and accounting functions, while working closely with the Company’s operations and sales teams. Ms. Zhang most recently served as Senior Vice President, Financial Planning and Analysis since August 2022, and prior to that served as Vice President, Financial Planning and Analysis. Prior to CalAmp, Ms. Zhang served as Senior Director, Finance at Vizio Inc. from 2015 to 2017 and prior to that served as Senior Manager, Finance & Strategy at The Walt Disney Company from 2005 to 2015. She holds a Master of Business Administration from The University of Chicago Booth School of Business, a Master in Foreign Trade from Hunan University and a Bachelor of Science in Electrical Engineering from Wuhan University of Technology.

Mr. Schulz, age 51, joined CalAmp in October 2020 and since then has served as the Company’s Vice President and Corporate Controller.  Mr. Schulz has over 20 years of financial leadership experience. From June 2019 to September 2020, Mr. Schulz served as Vice President of Finance and Corporate Controller of Sonendo Inc., a dental technology company, and from September 2012 to May 2019, Mr. Schulz served as Vice President and Corporate Controller of Universal Electronics Inc., a smart home technology company. Prior to this experience, Mr. Schulz held various senior finance roles with Guess? Inc., VF Corporation and Iteris, Inc. Mr. Schulz began his professional career as an assurance manager with Ernst & Young LLP where he served clients in a broad range of industry sectors. Mr. Schulz is a certified public accountant (inactive) in the state of California and holds a Bachelor of Arts degree in finance and accounting from California State University Fullerton.

Neither of Ms. Zhang nor Mr. Schulz has a family relationship that would require disclosure under Item 401(d) of Regulation S-K, and there is no arrangement or understanding between Ms. Zhang, or Mr. Schulz, and any other person, pursuant to which Ms. Zhang or Mr. Schulz is to be selected as an officer of the Company that would require disclosure under Item 401(b) of Regulation S-K. Neither of Ms. Zhang nor Mr. Schulz is a party to nor has any direct or indirect material interest in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

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

CALAMP CORP.

September 22, 2022	/s/ Kurtis Binder
Date	EVP & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)