Form 10-Q
period 2022-11-30
CalAmp Corp.
filed 2022-12-20
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of December 16, 2022 was 36,968,388.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	November 30,	February 28,
Assets	2022	2022
Current assets:
Cash and cash equivalents	$44,906	$79,221
Accounts receivable, net	87,731	61,544
Inventories	22,599	18,269
Prepaid expenses and other current assets	27,284	22,348
Total current assets	182,520	181,382
Property and equipment, net	35,003	37,674
Operating lease right-of-use assets	12,974	12,327
Deferred income tax assets	3,752	4,165
Goodwill	93,850	94,436
Other intangible assets, net	27,735	31,965
Other assets	33,072	29,632
Total assets	$388,906	$391,581
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,228	$2,585
Accounts payable	52,669	31,815
Accrued payroll and employee benefits	10,597	10,929
Deferred revenue	23,610	26,174
Other current liabilities	20,350	18,951
Total current liabilities	108,454	90,454
Long-term debt, net of current portion	227,156	189,703
Operating lease liabilities	13,414	13,382
Other non-current liabilities	21,188	22,640
Total liabilities	370,212	316,179
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 36,968 and 36,052 shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	370	361
Additional paid-in capital	182,387	242,386
Accumulated deficit	(160,726)	(165,965)
Accumulated other comprehensive loss	(3,337)	(1,380)
Total stockholders' equity	18,694	75,402
Total liabilities and stockholders' equity	$388,906	$391,581

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenues:
Products	$53,331	$40,376	$138,420	$143,902
Application subscriptions and other services	25,558	28,401	78,023	83,560
Total revenues	78,889	68,777	216,443	227,462
Cost of revenues:
Products	37,672	27,291	93,705	92,975
Application subscriptions and other services	14,603	13,466	41,465	40,650
Total cost of revenues	52,275	40,757	135,170	133,625
Gross profit	26,614	28,020	81,273	93,837
Operating expenses:
Research and development	5,479	7,179	19,236	21,848
Selling and marketing	12,486	13,239	36,698	37,748
General and administrative	11,172	12,775	39,864	38,995
Intangible asset amortization	1,323	1,386	3,995	4,033
Total operating expenses	30,460	34,579	99,793	102,624
Operating loss	(3,846)	(6,559)	(18,520)	(8,787)
Non-operating income (expense):
Investment income	818	150	646	1,218
Interest expense	(1,648)	(3,830)	(4,645)	(11,483)
Other income (expense), net	211	(98)	(1,238)	(2,084)
Total non-operating expenses	(619)	(3,778)	(5,237)	(12,349)
Loss from continuing operations before income taxes	(4,465)	(10,337)	(23,757)	(21,136)
Income tax provision from continuing operations	(268)	(205)	(643)	(831)
Net loss from continuing operations	(4,733)	(10,542)	(24,400)	(21,967)
Net (loss) income from discontinued operations, net of tax	—	(895)	—	3,157
Net loss	$(4,733)	$(11,437)	$(24,400)	$(18,810)
Loss per share - continuing operations:
Basic	$(0.13)	$(0.30)	$(0.68)	$(0.62)
Diluted	$(0.13)	$(0.30)	$(0.68)	$(0.62)
(Loss) earnings per share - discontinued operations:
Basic	$-	$(0.03)	$-	$0.09
Diluted	$-	$(0.03)	$-	$0.09
Shares used in computing (loss) earnings per share:
Basic	36,357	35,475	36,027	35,156
Diluted	36,357	35,475	36,027	35,156
Comprehensive loss:
Net loss	$(4,733)	$(11,437)	$(24,400)	$(18,810)
Other comprehensive loss:
Foreign currency translation adjustments	(316)	(1,735)	(1,957)	(1,452)
Total comprehensive loss	$(5,049)	$(13,172)	$(26,357)	$(20,262)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,400)	$(18,810)
Less: Net income from discontinued operations, net of tax	-	3,157
Net loss from continuing operations	(24,400)	(21,967)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation expense	12,108	13,053
Intangible asset amortization	3,995	4,033
Stock-based compensation	8,186	8,561
Amortization of debt issuance costs and discount	877	7,811
Noncash operating lease cost	2,591	2,680
Revenue assigned to factors	(2,143)	(3,665)
Deferred tax assets, net	132	389
Other	122	209
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(26,787)	4,192
Inventories	(4,634)	3,034
Prepaid expenses and other assets	(8,878)	403
Accounts payable	20,752	(4,862)
Accrued liabilities	2,802	4,016
Deferred revenue	(2,883)	(10,544)
Operating lease liabilities	(3,681)	(3,635)
Net cash (used in) provided by operating activities - continuing operations	(21,841)	3,708
Net cash used in operating activities - discontinued operations	-	(395)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,841)	3,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,294)	(10,342)
Net cash used in investing activities - continuing operations	(9,294)	(10,342)
Net cash provided by investing activities - discontinued operations	—	5,721
NET CASH USED IN INVESTING ACTIVITIES	(9,294)	(4,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(1,675)	(4,128)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	502	900
NET CASH USED IN FINANCING ACTIVITIES	(1,173)	(3,228)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,007)	1,026
Net change in cash and cash equivalents	(34,315)	(3,510)
Cash and cash equivalents at beginning of period	79,221	94,624
Cash and cash equivalents at end of period	$44,906	$91,114

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$21,820	$90,312	$75,402	$95,085

Common stock and additional paid-in capital:
Beginning balances	180,834	236,361	242,747	234,044
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	(67,003)	—
Stock-based compensation expense	2,030	3,152	8,186	8,586
Shares issued on net share settlement of equity awards	(107)	(111)	(1,675)	(4,128)
Exercise of stock options and contributions to employee stock purchase plan	—	—	502	900
Ending balances	182,757	239,402	182,757	239,402

Accumulated deficit:
Beginning balances	(155,993)	(145,347)	(165,965)	(137,974)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	29,639	—
Net loss	(4,733)	(11,437)	(24,400)	(18,810)
Ending balances	(160,726)	(156,784)	(160,726)	(156,784)

Accumulated other comprehensive income (loss):
Beginning balances	(3,021)	(702)	(1,380)	(985)
Foreign currency translation adjustments	(316)	(1,735)	(1,957)	(1,452)
Ending balances	(3,337)	(2,437)	(3,337)	(2,437)

Total stockholders' equity, ending balances	$18,694	$80,181	$18,694	$80,181

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

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

Transition of MRM Telematics Customers to Subscription Arrangements

In the second half of fiscal 2022, we prompted a strategic shift with customers who have historically purchased Mobile Resource Management (“MRM”) telematics devices from us. These customers are being transitioned to subscription-based arrangements by way of bundling services with telematics devices under multi-year (generally three years) subscription contracts. Our plan is to transition the MRM business to multi-year subscription contracts over the course of fiscal 2023. As a result, our financial results associated with such subscription arrangements will be reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts. In the short term, this has lead to growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Basis of Presentation

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2022 and our results of operations for the three and nine months ended November 30, 2022 and 2021. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 28, 2023.

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

Effective March 15, 2021, the Company and Spireon Holdings, L.P. (“Spireon”) entered into a purchase agreement pursuant to which we sold certain assets and transferred certain liabilities of the LoJack U.S. and Canadian stolen vehicle recovery business (“LoJack North America”) to Spireon for a purchase price of $8.0 million. Operations for LoJack North America are presented as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended November 30, 2021. See Note 2, Discontinued Operations, for additional information.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered all known and reasonably available information that existed throughout the three and nine months ended November 30, 2022 in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

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

The timing of revenue recognition may differ from the timing of our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. Contract liabilities (deferred revenues) are comprised of billings or payments received from our customers in advance of performance under the contract. During the fiscal quarter ended November 30, 2022, we recognized $4.7 million in revenue from the deferred revenue balance of $39.7 million as of February 28, 2022.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Prepaid sales commissions included in prepaid expenses and other current assets and other assets were $1.7 million and $3.5 million, respectively, as of November 30, 2022.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 14, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenue by type of goods and services:
Telematics devices and accessories	$53,331	$40,376	$138,420	$143,902
Rental income and other services	$6,307	3,248	$17,233	10,353
Recurring application subscriptions	$19,251	25,153	$60,790	73,207
Total	$78,889	$68,777	$216,443	$227,462

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$57,337	$40,785	$149,511	$148,908
Revenue recognized over time	$21,552	27,992	66,932	78,554
Total	$78,889	$68,777	$216,443	$227,462

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of November 30, 2022 and February 28, 2022, we have estimated remaining performance obligations for contractually committed revenues of $252.2 million and $202.0 million respectively. As of November 30, 2022, we expect to recognize approximately 14% of the revenue under these remaining performance obligations in the remainder of fiscal 2023 and 32% in fiscal 2024. As of February 28, 2022, we expected to recognize approximately 47% of the then remaining performance obligations in fiscal 2023 and 24% in fiscal 2024. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to us from sales arrangements executed in our normal business activities and are recorded at invoiced amounts or in some cases amounts expected to be invoiced. In addition, this balance includes unbilled amounts as discussed within Revenue Recognition above. Our payment terms generally range between 30 to 60 days of our invoice date with a few exceptions that extend the credit terms up to 90 days, and we do not offer financing options. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts. Generally, collateral and other security is not obtained for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of historical collection experience, customer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past due balances are assessed by management on a periodic basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collection. Actual collections may differ from estimated amounts.

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

The allowance for doubtful accounts totaled $2.0 million and $2.6 million as of November 30, 2022 and February 28, 2022, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was $0.5 million and ($0.1) million for the three and nine months ended November 30, 2022, respectively. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($0.1) million and ($0.1) million for the three and nine months ended November 30, 2021, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss (“OCI”). OCI refers to revenue, expenses and gains and losses that under GAAP are recorded as an element of stockholders’ equity and excluded from net loss. Our OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. Subsequently, the transition period was extended and then effectively terminated on March 31, 2022. As consideration for these services, Spireon reimbursed us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement that commenced April 1, 2022 upon the expiration of the TSA, under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the services provided to Spireon during the three and nine months ended November 30, 2022, respectively, we incurred a total cost of $0.5 million and $2.5 million of which $0.3 million and $1.3 million was billed to Spireon for the services and the net amount of $0.2 million and $1.2 million is included as a component of other expense in the condensed consolidated statement of comprehensive loss as these costs represent non-operating expenses. During the three and nine months ended November 30, 2021, respectively, we incurred a total cost of $0.5 million and $3.8 million of which $0.4 million and $1.8 million was billed to Spireon for services under the TSA and the remaining $0.1 million and $2.0 million is included within other income (expense) in the condensed consolidated statement of comprehensive loss.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the unaudited condensed consolidated statements of comprehensive loss and the unaudited condensed consolidated statements of cash flows for the nine months ended November 30, 2021. For the nine months ended November 30, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021:

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Three Months Ended	Nine Months Ended
	November 30,	November 30,
	2021	2021
Revenues	$—	$823
Cost of revenues	—	950
Gross profit (loss)	—	(127)
Operating expenses:
Research and development	—	32
Selling and marketing	—	167
General and administrative	—	75
Intangible asset amortization	—	141
Restructuring	—	404
Total operating expenses	—	819
Operating loss from discontinued operations	—	(946)
(Loss) Gain on sale of discontinued operations	(895)	4,103
Net (loss) income from discontinued operations, net of tax	$(895)	$3,157

The amounts in the statement of cash flows that are included in discontinued operations are summarized in the following table (in thousands):

Nine Months Ended
November 30,
2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from discontinued operations, net of tax	$3,157
Adjustments to reconcile net income from discontinued operations to net cash used in operating activities:
Intangible asset amortization	141
Stock-based compensation	25
Gain on sale of discontinued operations	(4,103)
Changes in operating assets and liabilities:
Accounts receivable	452
Inventories	425
Prepaid expenses and other current assets	4
Accounts payable	(331)
Accrued liabilities	(135)
Deferred revenue	(30)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations	5,721
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	5,721
Net change in cash and cash equivalents	$5,326

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2022
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$33,817	$—	$33,817	$33,817	$—
Level 1:
Money market funds	589	—	589	589	—
Mutual funds (1)	1,244	49	1,293	—	1,293
Level 2:
Repurchase agreements	10,500	—	10,500	10,500	—
Total	$46,150	$49	$46,199	$44,906	$1,293

	As of February 28, 2022
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$28,394	$—	$28,394	$28,394	$—
Level 1:
Money market funds	7,327	—	7,327	7,327	—
Mutual funds (1)	851	107	958	—	958
Level 2:
Repurchase agreements	43,500	—	43,500	43,500	—
Total	$80,072	$107	$80,179	$79,221	$958

(1)

Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of November 30, 2022, the cash surrender value of COLI was $5.8 million.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2022	2022
Raw materials	$10,563	$6,090
Finished goods	12,036	12,179
	$22,599	$18,269

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	February 28, 2022	Additions & Adjustments, net (1)	November 30, 2022	February 28, 2022	Expense	November 30, 2022	February 28, 2022	November 30, 2022
Developed technology	4-6 years	$26,958	(77)	$26,881	$25,470	$949	$26,419	$1,488	$462
Tradenames	10 years	30,192	(165)	30,027	20,571	1,600	22,171	9,621	7,856
Customer relationships	10-15 years	35,404	7	35,411	14,883	1,442	16,325	20,521	19,086
Patents	5 years	589	—	589	254	4	258	335	331
		$93,143	$(235)	$92,908	$61,178	$3,995	$65,173	$31,965	$27,735

(1)	Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)	This table excludes the gross value of fully amortized intangible assets totaling $23.0 million at November 30, 2022 and February 28, 2022.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets from continuing operations was $1.3 million and $4.0 million for the three and nine months ended November 30, 2022, respectively. Amortization expense of intangible assets from continuing operations was $1.4 million and $4.0 million for the three and nine months ended November 30, 2021, respectively.

Estimated future amortization expense as of November 30, 2022 is as follows (in thousands):

2023 (remainder)	$1,331
2024	4,487
2025	4,373
2026	4,097
2027	2,476
Thereafter	10,971
$27,735

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2022	$55,256	$39,180	$94,436
Effect of exchange rate change on goodwill	(586)	—	(586)
Balance as of November 30, 2022	$54,670	$39,180	$93,850

As further described in Note 1 under the caption Transition of MRM Telematics Customers to Subscription Arrangements, we have begun entering into subscription arrangements with customers who have historically purchased MRM telematics products from us, which is expected to result in growth in Software & Subscription Services revenues and a corresponding decline in Telematics Products revenues as we transition the MRM telematics business to long-term subscription contracts. This transition is expected to be completed over the remainder of Fiscal 2023. As a result of this strategic shift, we anticipate that the goodwill presently associated with our Telematics Products reporting unit will be re-allocated to our other reporting units at such time as this customer transition is substantially complete. In addition, given market dynamics and other factors, it is possible that there could be goodwill impairment associated with Telematics Products in future periods.

NOTE 6 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2022	2022
Deferred product cost	$1,096	$1,493
Deferred compensation plan assets	7,187	7,215
Lease receivables, non-current	18,218	15,118
Prepaid commissions	3,504	2,894
Other	3,067	2,912
	$33,072	$29,632

NOTE 7 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of November 30, 2022 and February 28, 2022 (in thousands):

	Maturity	Effective	November 30,	February 28,
	Date	Interest Rate	2022	2022
2025 Convertible Notes, 2.00% fixed rate (2)	August 1, 2025	2.49%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	1,686	3,829
Total term debt			231,686	233,829
Unamortized discount and issuance costs (1)			(3,302)	(41,541)
Less: Current portion of long-term term debt			(1,228)	(2,585)
Long-term debt, net of current portion			$227,156	$189,703

(1)

The debt discount associated with the Convertible Notes and related unamortized debt issuance costs as of November 30, 2022 reflects the adoption impact of ASU 2020-06 effective March 1, 2022. See Note 1, Significant Accounting Policies – Recent Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06.

(2)	The effective interest rate was 7.56% prior to the adoption of ASU 2020-06.

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of November 30, 2022 and February 28, 2022, the fair value of the 2025 Convertible Notes were $200 million and $209 million, respectively, based on Level 2 inputs.

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

Revolving Credit Facility

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. At our election, the borrowings under this revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. We also pay an unused line fee ranging from 0.50% to 0.75% per annum, based on the level of borrowings, payable quarterly in arrears. Amounts owed under the revolving credit facility are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. The proceeds available under the revolving credit facility could be used for working capital and general corporate purposes, which could include acquisitions. Amounts available for borrowing under the revolving credit facility are reduced by the balance of any outstanding letters of credit. The revolving credit facility contains customary events of default, that upon our default may require us to pay all amounts outstanding and allow PNC Bank to foreclose on collateral. As of November 30, 2022, there were no borrowings outstanding and $2.0 million of outstanding letters of credit under this revolving credit facility and total remaining borrowing availability was $36.4 million.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage rate of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of November 30, 2022, we were in compliance with our covenants under the revolving credit facility.

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

The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	November 30, 2022	February 28, 2022
Assets
Operating lease right-of-use assets	$12,974	$12,327

Liabilities
Operating lease liabilities (current)	$4,792	$5,086
Operating lease liabilities (non-current)	13,414	13,382
Total lease liabilities	$18,206	$18,468

Lease Costs

The following lease costs were included in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Operating lease cost	$1,075	$1,209	$3,269	$3,497
Short-term lease cost	41	15	114	46
Variable lease cost	36	121	87	324
Total lease cost	$1,152	$1,345	$3,470	$3,867

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Nine Months Ended
	November 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4,180	$4,396
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,341	$2,014
Weighted average remaining lease term	4.20 years	4.25 years
Weighted average discount rate	5.23%	5.18%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five fiscal years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of November 30, 2022 (in thousands):

Remainder of 2023	$1,392
2024	5,573
2025	4,718
2026	3,941
2027	2,199
Thereafter	2,411
Total minimum lease payments	20,234
Less imputed interest	(2,028)
Present value of future minimum lease payments	18,206
Less current obligations under leases	(4,792)
Long-term lease obligations	$13,414

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.3 million and $0.6 million for the three and nine months ended November 30, 2022 respectively, was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the quarter ended November 30, 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Net loss from continuing operations	$(4,733)	$(10,542)	(24,400)	(21,967)
Net (loss) income from discontinued operations, net of tax	-	(895)	-	3,157
Net loss	$(4,733)	$(11,437)	$(24,400)	$(18,810)

Basic weighted average number of common shares outstanding	36,357	35,475	36,027	35,156
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	—
Diluted weighted average number of common shares outstanding	36,357	35,475	36,027	35,156

Basic net income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.30)	$(0.68)	$(0.62)
Income from discontinued operations	$-	$(0.03)	$-	$0.09
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.30)	$(0.68)	$(0.62)
Income from discontinued operations	$-	$(0.03)	$-	$0.09

All outstanding options and restricted stock units for the three and nine months ended November 30, 2022 and 2021 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

We adopted ASU 2020-06 on March 1, 2022 under the modified retrospective method and applied the new guidance to our 2025 Convertible Notes outstanding as of that date. We have not changed previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. Since we had a net loss for the three and nine months ended November 30, 2022, respectively, the 2025 Convertible Notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting the new pronouncement.

NOTE 11 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Cost of revenues	$3	$66	$88	$82
Research and development	528	726	1,964	2,240
Selling and marketing	737	856	2,046	2,146
General and administrative	762	1,655	4,088	4,061
Other non-operating expense	-	(151)	-	32
	$2,030	$3,152	$8,186	$8,561

Changes in our outstanding stock options during the nine months ended November 30, 2022 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2022	664	$16.38	5.4
Granted	—	—
Exercised	—	—
Forfeited or expired	(14)	(11.11)
Outstanding at November 30, 2022	650	$16.49	4.6	$-
Exercisable at November 30, 2022	577	$15.94	4.5	$-

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2022 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2022	2,940	$10.39
Granted	2,272	4.64
Vested	(939)	11.21	356
Forfeited	(634)	8.40
Outstanding at November 30, 2022	3,639	$6.95

As of November 30, 2022, there was $18.3 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.4 years.

NOTE 12 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 17% and 16% of our consolidated revenue for the three and nine months ended November 30, 2022, respectively, and 21% and 20% of our consolidated revenue for the three and nine months ended November 30, 2021, respectively. The same customer accounted for 14% and 12% of our consolidated accounts receivable at November 30, 2022 and February 28, 2022, respectively.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Inventory purchases:
Supplier A	15%	12%	12%	16%
Supplier B	23%	10%	16%	11%
Supplier C	14%	14%	18%	14%
Supplier D	13%	8%	11%	11%

	November 30,	February 28,
	2022	2022
Accounts payable:
Supplier A	9%	3%
Supplier B	23%	15%
Supplier C	11%	11%
Supplier D	11%	7%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another manufacturer or supplier.

NOTE 13 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2022	2022
Operating lease liabilities	$4,792	$5,086
Warranty reserves	1,774	1,823
Customer deposits	3,377	2,586
Omega litigation reserve	-	3,000
Other (1)	10,407	6,456
	$20,350	$18,951

(1)	Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2022	2022
Deferred revenue	$12,038	$13,496
Deferred compensation plan liability	6,695	6,800
Deferred tax liability	241	216
Other	2,214	2,128
	$21,188	$22,640

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	$1,150	1,150	$3,476	3,476
Amortization of discount and issue costs (1)	264	2,557	793	7,585
	1,414	3,707	4,269	11,061
Other interest expense	234	123	376	422
Total interest expense	$1,648	$3,830	$4,645	$11,483

(1)	We adopted ASU 2020-06 during the first quarter of fiscal 2023 using the modified retrospective method. Accordingly, prior year reported amounts were not revised.

Supplemental Cash Flow Information

“Net cash (used in) provided by operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Nine Months Ended
	November 30,
	2022	2021

Interest expense paid	$2,505	$2,452
Income tax paid, net of refunds	$96	$400

NOTE 14 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

We operate under two reportable segments: Software & Subscription Services and Telematics Products. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include customer base, homogeneity of products, and technology.

Our Software & Subscription Services segment offers cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programing Interfaces (“APIs”) to deliver full-featured Internet of Things (“IoT”) solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of revenues and costs for customized devices functional only with application subscriptions that are not sold separately.

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

Segment information is as follows (in thousands):

	Three Months Ended November 30, 2022				Three Months Ended November 30, 2021
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$49,264	$29,625		$78,889	$36,602	$32,175		$68,777
Gross profit	$20,880	$5,734		$26,614	$18,128	$9,892		$28,020
Gross margin	42%	19%		34%	50%	31%		41%
Adjusted EBITDA	$8,110	$(2,671)	$(741)	$4,698	$6,699	$(2,808)	$(900)	$2,991

	Nine Months Ended November 30, 2022				Nine Months Ended November 30, 2021
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$133,332	$83,111		$216,443	$113,079	$114,383		$227,462
Gross profit	$59,803	$21,470		$81,273	$56,282	$37,555		$93,837
Gross margin	45%	26%		38%	50%	33%		41%
Adjusted EBITDA	$18,688	$(4,662)	$(2,706)	$11,320	$22,231	$446	$(3,000)	$19,677

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Net loss	$(4,733)	$(11,437)	$(24,400)	$(18,810)
Less: net (loss) income from discontinued operations	-	(895)	$-	$3,157
Net loss from continuing operations	$(4,733)	$(10,542)	$(24,400)	$(21,967)

Investment income	(818)	(150)	(646)	(1,218)
Interest expense	1,648	3,830	4,645	11,483
Income tax provision	268	205	643	831
Depreciation	3,893	4,581	12,108	13,053
Amortization of intangible assets	1,323	1,386	3,995	4,033
Stock-based compensation	2,030	3,152	8,186	8,561
Non-recurring legal expenses	86	213	4,634	1,332
Costs incurred in transition of LoJack North America business to acquiror	232	69	1,217	1,784
Other	769	247	938	1,785
Adjusted EBITDA	$4,698	$2,991	$11,320	$19,677

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
United States	$50,387	$44,613	$137,029	$150,133
EMEA	14,919	12,097	39,733	39,450
LATAM	9,011	5,537	23,177	19,687
APAC	2,794	5,760	13,603	15,534
All other	1,778	770	2,901	2,658
	$78,889	$68,777	$216,443	$227,462

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three and nine months ended November 30, 2022 and 2021.

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

On April 1, 2022, the administrative law judge (“ALJ”) at the ITC issued a Final Initial Determination on the question of violation of section 337 (19 U.S.C. § 1337). The ALJ determined that a violation of section 337 had not occurred with respect to any of the asserted patents. On July 6, 2022, the ITC affirmed the Final Initial Determination of no violation of Section 337 and terminated the investigation and the deadline for any appeal has passed.

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

We have considered all known and reasonably available information that existed throughout the nine months ended and as of November 30, 2022, in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions and inflationary impacts, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

Transition of MRM Telematics Customers to Subscription Arrangements

In the second half of fiscal 2022, we prompted a strategic shift with customers who have historically purchased MRM telematics devices from us. These customers are being transitioned to new arrangements by way of bundling subscription services with telematics devices under multi-year (generally three years) subscription contracts. Our plan is to transition the entire base of MRM business to multi-year subscription contracts over the course of fiscal 2023. As a result, our financial results associated with such subscription arrangements will be reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts. In the short term, this has lead to growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term, we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Sale of LoJack North America Operations

Effective March 15, 2021, we sold certain assets and transferred certain liabilities of the LoJack North America business.

As further described in Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements, the LoJack North America operations are presented as discontinued operations in the accompanying condensed consolidated financial statements for the nine months ended November 30, 2021. For the nine months ended November 30, 2021, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021.

OPERATING RESULTS

Three months ended November 30, 2022 compared to three months ended November 30, 2021:

Revenue by Segment

	Three Months Ended November 30,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$49,264	62.4%	$36,602	53.2%	$12,662	34.6%
Telematics Products	29,625	37.6%	32,175	46.8%	(2,550)	(7.9%)
Total	$78,889	100.0%	$68,777	100.0%	$10,112	14.7%

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services focus on three principal end markets: (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. As described above, in the second half of fiscal 2022, we began entering into subscription-based arrangements with customers that historically purchased MRM telematics hardware from us, a shift that favorably impacts revenues in our Software & Subscription Services segment and unfavorably impacts revenues in our Telematics Products segment. This is a transition that we expect will continue through the remainder of fiscal 2023 as we work toward transitioning the entire MRM telematics customer base into subscription arrangements. In fiscal 2022 we began experiencing supply shortages driven by the global pandemic. These supply imbalances have intensified in the past few quarters and adversely impacted all parts of our business. We expect these supply shortages to continue for the foreseeable future as suppliers strive to create additional production capacity.

As of November 30, 2022, our remaining contractual performance obligations were $252.2 million, compared to $149.9 million as of November 30, 2021. The majority of the growth in contractual performance obligations was driven by the conversion of telematics products customers to multi-year subscription contracts as well as new customer acquisitions within the government and municipality markets and connected car markets.

Software & Subscription Services revenue increased by $12.7 million or 34.6% for the three months ended November 30, 2022 compared to the same period last year largely due to increased transportation and logistics revenues generated through the transition of MRM telematics hardware customers onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022. Such customer transitions contributed $20.1 million to Software & Subscription Services revenues during the three months ended November 30, 2022 compared to $4.4 million during the three months ended November 30, 2021. Active subscribers increased by 32% in the three months ended November 30, 2022 when compared to the prior year period. As mentioned above, supply shortages have impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $2.6 million or 7.9% for the three months ended November 30, 2022 compared to the same period last year. This decrease was largely driven by the conversion of certain telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. We expect the conversion of the rest of our MRM customer base to continue and be substantially completed in the next quarter as we continue to implement our strategy to engage with our customers under subscription arrangements, which will lead to further decreases in Telematics Products segment revenues with an associated increase in Software & Subscription Services revenues. Telematics Products revenues have also been negatively impacted by the supply shortages described above, thereby limiting our ability to fulfill customer orders during the three months ended November 30, 2022.

Gross Profit by Segment

	Three Months Ended November 30,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$20,880	42.4%	$18,128	49.5%	$2,752	15.2%
Telematics Products	5,734	19.4%	9,892	30.7%	(4,158)	(42.0%)
Gross profit	$26,614	33.7%	$28,020	40.7%	$(1,406)	(5.0%)

Consolidated gross profit decreased by $1.4 million or 5.0% for the three months ended November 30, 2022 compared to the same period last year and consolidated gross margin decreased by 700 basis points for the three months ended November 30, 2022 compared to three months ended November 30, 2021. These decreases were primarily due to the continued supply constraints described above, which have in some cases prevented the sourcing of certain scarce essential semiconductors and electronics components at normal prices. Given aged backlog demand and critical backlog for customers impacted by Verizon’s upcoming 3G network sunset, we sourced various components through electronic brokers at elevated prices, which resulted in a $5.7 million, or 730 basis points, unfavorable impact to gross profit and gross margin, respectively, for the three months ended November 30, 2022. This negative impact to gross margin was partially offset by the increased proportion of overall sales occurring within Software & Subscription Services, which has a higher margin profile, in the three months ended November 30, 2022. We anticipate that we will need to continue to source semiconductors and electronics components through brokers in the coming quarter, but to a lesser extent.

Software & Subscription Services: Gross profit increased by $2.8 million or 15.2% for the three months ended November 30, 2022 compared to the same period last year primarily due to increased revenues, offset by an approximately $2.0 million unfavorable impact of sourcing certain scarce essential components through electronics brokers as described above. Gross margin decreased by 710 basis points due to the increased cost of sourcing certain components through electronics brokers as well as customer mix.

Telematics Products: Gross profit decreased by $4.2 million or 42.0% for the three months ended November 30, 2022 compared to the same period last year primarily due to an approximately $3.7 million unfavorable impact of sourcing certain scarce essential components through electronics brokers as described above, as well as decreased revenues. Gross margin decreased by 1130 basis points primarily due to the increased cost of sourcing certain components through electronics brokers, slightly offset by product mix.

As described above, we are presently experiencing adverse impacts to revenues as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the coming quarters we may continue to experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Three Months Ended November 30,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$5,479	6.9%	$7,179	10.4%	$(1,700)	(23.7%)
Selling and marketing	12,486	15.8%	13,239	19.2%	(753)	(5.7%)
General and administrative	11,172	14.2%	12,775	18.6%	(1,603)	(12.5%)
Intangible asset amortization	1,323	1.7%	1,386	2.0%	(63)	(4.5%)
Total	$30,460	38.6%	$34,579	50.2%	$(4,119)	(11.9%)

Consolidated research and development expense decreased by $1.7 million or 23.7% for the three months ended November 30, 2022 compared to the same period last year due to a reduction in research and development activities associated with our Telematics Products business, partially offset by increased development efforts focused on expanding our telematics services offering both domestically and internationally. We plan to continue to invest in research and development to supplement and expand our telematics solutions offering.

Consolidated selling and marketing expense decreased by $0.8 million or 5.7% for the three months ended November 30, 2022 compared to the same period last year primarily due to decreased marketing event costs.

Consolidated general and administrative expenses decreased $1.6 million or 12.5% for the three months ended November 30, 2022 compared to the same period last year, primarily driven by decreased legal expenses.

Amortization of intangibles decreased slightly for the three months ended November 30, 2022 compared to the same period last year.

Non-operating Income (Expense)

Investment income increased to $0.8 million for the three months ended November 30, 2022 from $0.2 million for the three months ended November 30, 2021. The increase was primarily driven by higher investment returns on invested funds.

Interest expense decreased to $1.6 million for the three months ended November 30, 2022 from $3.8 million for the three months ended November 30, 2021 due to the adoption of ASU 2020-06 effective March 1, 2022 under which the conversion feature associated with our convertible notes is no longer separately accounted for as a debt discount and amortized to interest expense. The impacts of the adoption of ASU 2020-06 are more fully described in Note 1, under the caption “Recently Adopted Accounting Pronouncements”, to the accompanying condensed consolidated financial statements.

Other non-operating income was $0.2 million for the three months ended November 30, 2022 as compared to non-operating expense of $0.1 million for the three months ended November 30, 2021 and was largely comprised of foreign currency exchange rate gains and losses, as well as costs incurred related to the wind down and transition of the LoJack North America business.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended November 30, 2022 was $4.7 million compared to a net loss of $11.4 million in the three months ended November 30, 2021. The change in the net loss was largely driven by higher revenues, and lower operating and non-operating expenses in the current year period.

Adjusted EBITDA:

	Three Months Ended November 30,
(In thousands)	2022	2021	$ Change	% Change
Segment
Software & Subscription Services	$8,110	$6,699	$1,411	21.1%
Telematics Products	(2,671)	(2,808)	137	(4.9%)
Corporate Expenses	(741)	(900)	159	17.7%
Total Adjusted EBITDA	$4,698	$2,991	$1,707	57.1%

Adjusted EBITDA for Software & Subscription Services increased $1.4 million compared to the same period last year primarily due to higher revenues partially offset by lower gross margins and higher operating expenses as a result of investments we are making to develop, market and sell our telematics solutions. Adjusted EBITDA for Telematics Products increased $0.1 million compared to the same period last year as a result of decreased operating expenses offset by lower revenues and gross margins in the current year period. Corporate Expenses decreased by $0.2 million compared to the same period last year.

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

Income tax expense was $0.3 million for the three months ended November 30, 2022, compared to income tax expense of $0.2 million in the same period last year. The $0.1 million increase in tax expense was primarily driven by an increase in pre-tax income attributable to one of our foreign subsidiaries in the current period.

Nine months ended November 30, 2022 compared to nine months ended November 30, 2021:

Revenue by Segment

	Nine Months Ended November 30,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$133,332	61.6%	$113,079	49.7%	$20,253	17.9%
Telematics Products	83,111	38.4%	114,383	50.3%	(31,272)	(27.3%)
Total	$216,443	100.0%	$227,462	100.0%	$(11,019)	(4.8%)

Software & Subscription Services revenue increased by $20.3 million or 17.9% for the nine months ended November 30, 2022 compared to the same period last year largely due to increased transportation and logistics revenues generated through the transition of MRM telematics hardware customers onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022. Such customer transitions contributed $41.0 million to revenues during the nine months ended November 30, 2022 compared to $4.4 million during the nine months ended November 30, 2021. Partially offsetting this increase in revenues was $10.5 million of revenues in the prior year period associated with 3G to 4G equipment upgrades for specific larger customers that did not recur in the current year. As mentioned above, supply shortages have impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue decreased by $31.3 million or 27.3% for the nine months ended November 30, 2022 compared to the same period last year. This decrease was largely driven by the conversion of certain MRM telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. We expect the conversion of the rest of our MRM customer base to continue and be substantially completed in the fourth quarter as we continue to implement our strategy to engage with our customers under subscription arrangements, which will lead to further decreases in Telematics Products segment revenues with an associated increase in Software & Subscription Services revenues. Telematics Products revenues have also been negatively impacted by the supply shortages described above, thereby limiting our ability to fulfill customer orders during the nine months ended November 30, 2022.

Gross Profit by Segment

	Nine Months Ended November 30,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$59,803	44.9%	$56,282	49.8%	$3,521	6.3%
Telematics Products	21,470	25.8%	37,555	32.8%	(16,085)	(42.8%)
Gross profit	$81,273	37.5%	$93,837	41.3%	$(12,564)	(13.4%)

Consolidated gross profit decreased by $12.6 million or 13.4% for the nine months ended November 30, 2022 compared to the same period last year and consolidated gross margin decreased by 380 basis points for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. These decreases were largely due to the continued supply constraints described above, which has in some cases prevented the sourcing of certain scarce essential semiconductors and electronics components at normal prices. Given aged backlog demand and critical backlog for customers impacted by Verizon’s upcoming 3G network sunset, during the third quarter of fiscal 2023 we sourced various components through electronics brokers at elevated prices, which resulted in a $5.7 million, or 270 basis points, unfavorable impact to gross profit and gross margin, respectively, for the nine months ended November 30, 2022. The decrease in gross profit during the nine months ended November 30, 2022 was also driven by decreased revenues in our Telematics Products business. The negative impacts to gross profit and gross margin were partially offset by the increased proportion of overall sales occurring within Software & Subscription Services, which has a higher margin profile, in the current year period. We anticipate that we will need to continue to source semiconductors and electronics components through brokers in the coming quarter, but to a lesser extent.

Software & Subscription Services: Gross profit increased by $3.5 million or 6.3% for the nine months ended November 30, 2022 compared to the same period last year, primarily as a result of increased revenues, offset by an approximately $2.0 million unfavorable impact of sourcing certain scarce essential components through electronics brokers in the third quarter of fiscal 2023 as described above, and inflation in costs to manufacture and procure our telematics devices. Gross margin decreased by 490 basis points due to the increased costs of sourcing certain components through electronics brokers, inflation in costs to manufacture and procure our telematics devices, and customer mix.

Telematics Products: Gross profit decreased by $16.1 million or 42.8% for the nine months ended November 30, 2022 compared to the same period last year primarily due to decreased revenues as well as an approximately $3.7 million unfavorable impact of sourcing certain scarce essential components through electronics brokers in the third quarter of fiscal 2023 as described above, and inflation in costs to manufacture and procure our telematics devices. Gross margin decreased by 700 basis points primarily due to product mix, the increased cost of sourcing certain components through electronics brokers, and the increased costs to manufacture and procure our telematics devices.

As described above, we are presently experiencing adverse impacts to revenues as a result of global supply shortages of certain components, which is also leading to cost increases on many of these components. As a result, in the coming quarters we may continue to experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Nine Months Ended November 30,
	2022		2021
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$19,236	8.9%	$21,848	9.6%	$(2,612)	(12.0%)
Selling and marketing	36,698	17.0%	37,748	16.6%	(1,050)	(2.8%)
General and administrative	39,864	18.4%	38,995	17.1%	869	2.2%
Intangible asset amortization	3,995	1.8%	4,033	1.8%	(38)	(0.9%)
Total	$99,793	46.1%	$102,624	45.1%	$(2,831)	(2.8%)

Consolidated research and development expense decreased by $2.6 million or 12.0% for the nine months ended November 30, 2022 compared to the same period last year due to a reduction in research and development activities associated with our Telematics Products business, partially offset by increased development efforts focused on expanding our telematics services offering both domestically and internationally. We plan to continue to invest in research and development to supplement and expand our telematics solutions offering.

Consolidated selling and marketing expense decreased by $1.1 million or 2.8% for the nine months ended November 30, 2022 compared to the same period last year. We expect to continue to make changes in the composition of our salesforce to drive sales of our telematics subscription services.

Consolidated general and administrative expenses increased by $0.9 million or 2.2% for the nine months ended November 30, 2022 compared to the same period last year primarily driven by the recording of $1.9 million of incremental litigation reserves related to the final settlement of the Omega legal matter, which is described in Note 15, Legal Proceedings, to the accompanying condensed consolidated financial statements. This increase was partially offset by a reduction in outside professional fees in the nine months ended November 30, 2022.

Amortization of intangibles decreased slightly for the nine months ended November 30, 2022 compared to the same period last year.

Non-operating Income (Expense)

Investment income decreased to $0.6 million for the nine months ended November 30, 2022 from $1.2 million for the nine months ended November 30, 2021. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $4.6 million for the nine months ended November 30, 2022 from $11.5 million for the nine months ended November 30, 2021 due to the adoption of ASU 2020-06 effective March 1, 2022 under which the conversion feature associated with our convertible notes is no longer separately accounted for as a debt discount and amortized to interest expense. The impacts of the adoption of ASU 2020-06 are more fully described in Note 1, under the caption “Recently Adopted Accounting Pronouncements”, to the accompanying condensed consolidated financial statements.

Other non-operating expense was $1.2 million for the nine months ended November 30, 2022 as compared to $2.1 million for the nine months ended November 30, 2021, and was largely comprised of costs incurred related to the wind down and transition of the LoJack North America business as well as, to a lesser extent, net foreign currency exchange rate gains and losses.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax was $3.2 million for the nine months ended November 30, 2021 and related to the sale of the LoJack North America business that was completed on March 15, 2021. See Note 2, Discontinued Operations, to the accompanying condensed consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the nine months ended November 30, 2022 was $24.4 million compared to a net loss of $18.8 million in the nine months ended November 30, 2021. The change in the net loss was largely driven by lower revenues and gross margins in the current year period and the gain recognized on the sale of the LoJack North America business in the prior year period.

Adjusted EBITDA:

	Nine Months Ended November 30,
(In thousands)	2022	2021	$ Change	% Change
Segment
Software & Subscription Services	$18,688	$22,231	$(3,543)	(15.9%)
Telematics Products	(4,662)	446	(5,108)	(1145.3%)
Corporate Expenses	(2,706)	(3,000)	294	9.8%
Total Adjusted EBITDA	$11,320	$19,677	$(8,357)	(42.5%)

Adjusted EBITDA for Software & Subscription Services decreased $3.5 million compared to the same period last year primarily due to lower gross margins and higher operating expenses as a result of investments we are making to develop, market and sell our telematics solutions, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $5.1 million compared to the same period last year as a result of the decrease in revenues. Corporate Expenses decreased by $0.3 million compared to the same period last year.

See Note 14, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Income Tax Provision

Income tax expense was $0.6 million for the nine months ended November 30, 2022, compared to $0.8 million in the same period last year. The $0.2 million decrease in tax expense was primarily driven by a decrease in pre-tax income attributable to one of our foreign subsidiaries in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2022, our primary recurring cash needs have been for working capital purposes and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to grow our customer base to a subscription model while increasing our revenues, there will be a need for working capital in the future. Our immediate sources of liquidity are cash and cash equivalents, and our asset-based revolving credit facility. As of November 30, 2022, we have $44.9 million of cash and cash equivalents and $36.4 million available under our revolving credit facility. We expect to continue to finance our operations with cash on hand and cash generated from operations. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s liquidity.

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. Borrowings under our existing credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum as selected by us on a periodic basis. As of November 30, 2022, there were no borrowings and $2.0 million of outstanding letters of credit under this revolving credit facility. See Note 7, Financing Arrangements, for addional information on our revolving credit facility.

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes. Regarding the Philips patent infringement claim, the ITC affirmed the Final Initial Determination of the administrative law judge of no violation of Section 337 and terminated the investigation on July 6, 2022 and the deadline for any appeal has passed. The Delaware District Court cases in the Philips matter remain stayed but may be reinstated. In connection with this matter, we may be required to enter into a license agreement or other settlement arrangement that requires us to make a significant payment in the future. While it is not feasible to predict with certainty the outcome of this legal proceeding, based on currently available information, including the ITC’s affirmation of no violation of Section 337, we believe that the ultimate resolution of this matter will not have a material adverse effect on our condensed consolidated results of operations, financial condition and cash flows.

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

Future Cash Obligations

During the third quarter of fiscal 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2022 as filed with the SEC on April 28, 2022.

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

Our significant customers are located in the United States as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collections experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Historically, since we paid our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, we generated positive cash flows from operating activities. In the second half of fiscal 2022, we began entering into subscription arrangements with key customers who previously purchased telematics devices from us. While these subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Thus the conversion of customers onto subscription arrangements has had an unfavorable impact on cash flows. We anticipate that this trend will continue over at least the next quarter as we continue our efforts to transition our entire MRM telematics customer base onto similar multi-year subscription arrangements and over a potentially longer period as we increase the level of orders we fulfill under these multi-year arrangements.

For the nine months ended November 30, 2022, net cash used in operating activities was $21.8 million and net loss was $24.4 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $28.0 million. These non-cash expenses were slightly offset by non-cash revenues of $2.1 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $23.3 million of cash, largely as a result of the increase in accounts receivable and the decrease in deferred revenue, which were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. Cash was also used for inventory purchases and prepayments toward future inventory purchases, both to support sales growth. It is likely that we will need to continue to prepay for certain inventory purchases in the future until such time that the present supply chain constraints subside. These cash outflows were partially offset by the timing of payments on accounts payable as we have been able to extend payment terms with some of our key suppliers.

For the nine months ended November 30, 2021, net cash provided by operating activities was $3.3 million and net loss was $18.8 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, noncash operating lease costs and changes in deferred income taxes totaled $36.7 million. These non-cash expenses were partially offset by non-cash revenues of $3.7 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $7.4 million of cash, primarily driven by the impact of lower inventory levels, partly offset by a net decrease in accounts payable. Net cash used in discontinued operations was $0.4 million.

Cash flow from investing activities

For the nine months ended November 30, 2022 and 2021, our net cash used in investing activities of continuing operations was $9.3 million and $4.6 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $5.7 million during the nine months ended November 30, 2021 and was comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flow from financing activities

For the nine months ended November 30, 2022 and 2021, our net cash used in financing activities was $1.2 million and $3.2 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

We continue to monitor the impact of the pandemic and supply chain constraints on our operating results and liquidity as they have had an unfavorable impact on our financial condition and results of operations and we believe the pandemic and supply chain constraints may continue to have an unfavorable impact going forward.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic, and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2022 as filed with the SEC on April 28, 2022 and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the SEC on June 23, 2022 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, as filed with the SEC on September 22, 2022. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $3.3 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at November 30, 2022. The aggregate foreign currency transaction exchange rate losses included in determining loss before income taxes was $0.1 million and $0.1 million for the nine months ended November 30, 2022 and 2021, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. Changes in interest rates would impact our variable rate borrowings. As of November 30, 2022, there was no outstanding borrowings under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC on April 28, 2022, to Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the SEC on June 23, 2022, and to Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, as filed with the SEC on September 22, 2022, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended November 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
September 1 - September 30, 2022	1,224	$4.84	-	$-
October 1 - October 31, 2022	23,019	$3.70	-	$-
November 1 - November 30, 2022	4,666	$3.56	-	$-
Total	28,909	$3.72	-	$-

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

CALAMP CORP.

December 20, 2022	/s/ Xiaolian (Cindy) Zhang
Date	Senior Vice President and Interim Chief Financial Officer

December 20, 2022	/s/ Erik Schulz
Date	Vice President and Interim Chief Accounting Officer