Form 10-K
period 2023-02-28
CalAmp Corp.
filed 2023-04-28
CIK 730255

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2023

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 31, 2022, the aggregate market value of shares held by non-affiliates of the registrant was approximately $188.4 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 10% or greater stockholders are, in fact, affiliates of our company. As of April 24, 2023, there were 37,424,904 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

Company Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”) is a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, K12 fleets, and consumer vehicles by providing solutions that track, monitor, and protect their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world.

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

CalAmp’s ability to provide a full stack solution to end-users across the globe uniquely positions the company to capitalize on an estimated $62 billion total addressable market (“TAM”). The market in which we compete is highly fragmented, with the majority of competitors serving a range of subsets of CalAmp’s addressable market. We believe that this fragmentation will allow CalAmp to offer unparalleled value through a consolidated solution set. The company is focusing on transforming towards this vision by building out data-driven solutions, a robust portfolio of partners, and a world-class team of people.

The complexity that exists within CalAmp’s operating environment continues to be primarily driven by macro-economic conditions, competitive markets, global regulatory environments, technological evolution, global supply chain complications, the COVID-19 pandemic, and other macro-political and economic factors. We believe that the effect that these factors have on our customers further substantiates and augments the value of our solutions. As our customers’ operating complexity and costs continue to rise, the deployment of advanced telematics solutions becomes even more imperative. To maintain or enhance market share, revenue, profitability, and customer satisfaction, our customers require optimally efficient operating strategies, enabled by the visibility that CalAmp solutions provide.

Our Solutions

CalAmp Telematics Cloud (“CTC”). Since not all customers’ needs are the same, CalAmp offers flexible solutions to meet the requirements of varying organizations, business processes and operational strategies. At the core of the CalAmp approach is the CTC platform. This dependable and highly scalable platform seamlessly integrates with CalAmp’s edge computing products to provide customers detailed information and insights via Application Programming Interfaces (“APIs”) or software applications built on this platform. The information captured here helps companies more efficiently manage their vital assets including fleet video intelligence, remote asset tracking, real-time crash response and driver behavior scoring, among others. Customers can choose to access this information via intuitive purpose-built Software-as-a-Service ("SaaS") applications and/or they can programmatically integrate information from CTC with their own custom in-house applications and workflows using open APIs also offered by CalAmp. In this way, customers who want a complete turnkey solution can quickly leverage CalAmp’s information and insights while those customers wishing to integrate that information into their own applications and processes can easily do so, also.

Intuitive SaaS Applications. We provide our customers with intelligent analytics and reporting solutions that are accessible via a single view, user-friendly interface through a SaaS-based application designed to address market needs. The CalAmp application is purpose-built for fleets, transportation and logistics needs, and industrial equipment, turning multiple data feeds from previously unconnected networks of vehicles, drivers and associated assets into clear and actionable insights that optimize operations, increase productivity and deliver compelling return on investment for virtually any business challenge. The applications also deliver real-time visibility about the location and environmental status of pharmaceuticals, electronics, food or other perishables from the manufacturing plant or point of origin to the point of delivery, helping to manage quality and compliance across land, air or sea shipments. Our K-through-12 solutions include Here Comes The Bus®, an award-winning mobile application that provides real-time school bus location through push notifications and email alerts to help family members monitor bus arrival and keep students safe. Bus Guardian™ enables contact tracing and hygiene verification to keep students, drivers and other school staff safe amid the COVID-19 pandemic.

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

CalAmp Developer Portal. The CalAmp Telematics Cloud is the core engine that enables seamless management of data through a diverse set of assets, from service vehicles to high-value equipment. CTC is an enablement platform that connects our customers to edge data and insights for a wide range of applications and software services. Through CTC CalAmp provides the Developer Portal to facilitate integration with third-party applications through open APIs. Our partners leverage the multiple APIs we’ve created to rapidly deliver full-featured telematics solutions available to our mutual customers and markets. Our proven CTC platform is architected to integrate with numerous global Mobile Network Operator account management systems and leverage these carrier backend systems to provide customers access to services that are essential for creating and managing flexible end-to-end solutions.

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
•
Expand in Key Verticals and Target Geographies. CalAmp continues to leverage our existing customer relationships and international subscribers to further expand into global markets including Latin America, Europe, Middle East & Africa, and Asia Pacific. Our global expansion strategy is focused on countries with anticipated demand for our full stack of SaaS applications and data services. The launch of iOn in EMEA demonstrates our commitment to execute on this strategy and extend the value of our CTC platform and applications into global markets. We expect this strategy to generate significant growth over time as our international solutions continue to mature and adjust to unique regional market needs.
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

Manufacturing and Operations

While our products are largely designed in the U.S., we currently outsource our manufacturing to certain contract manufacturers in Taiwan, Vietnam, Malaysia and Mexico as well as some limited production in China and Hong Kong. The devices, components and assemblies used in our solutions and products can be obtained from these manufacturers, although a few components are obtained from sole source suppliers. Although we do not have any long-term purchase contracts, we have executed product supply agreements with these manufacturers, which provide for certain product quality requirements. We are not vertically integrated, which provides us with flexibility and an ability to adapt to changes in the market, product supply and pricing while keeping our fixed costs low. Our relationships with our manufacturers are critical to the success of our business. We have strong relationships with our manufacturers, helping us to meet supply and support requirements stipulated by our customers.

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

Research and Development

We compete in markets characterized by industry disruption, rapid technological change, evolving industry standards and new product features. We believe that our future success depends upon our ability to develop innovative new products and solutions as well as enhancements to our existing products and solutions with advanced functionality and ease of use to drive customer demand and to further enhance our global brand and drive recurring revenue. We will continue to focus our research and development resources primarily on developing telematics products, services and software solutions for fleet management, heavy equipment monitoring and optimization, stolen vehicle recovery, consumer aftermarket telematics, trailer and asset tracking, transportation and logistics, and industrial monitoring. We have developed a technology platform that can be leveraged across many of our vertical markets, applications and geographic regions. This includes a cloud-based telematics application enablement platform and end-user software applications, a comprehensive purpose-built telematics edge platform, cellular and satellite communications network-based asset tracking units as well as 4G and 5G LTE and CatM edge devices primarily for mobile applications. In addition, our development resources have been allocated to rationalizing existing product lines, reducing product costs, and improving performance through product redesign efforts. Our research and development efforts have resulted in generating significant intellectual property in the telematics vertical as is evident in our broad patent portfolio. We continue to actively pursue developing innovative solutions that add to our intellectual property portfolio.

Our research and development expenses from continuing operations in fiscal years ended February 28, 2023, 2022 and 2021, were $24.6 million, $28.4 million, and $25.8 million, respectively. During this three-year period, our research and development expenses have ranged between 8% and 10% of annual consolidated revenues.

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

Backlog

Total consolidated backlog, comprised of our remaining performance obligations for software & subscription services and telematics devices backlog aggregated $264 million at February 28, 2023, compared to $285 million at February 28, 2022.

As of February 28, 2023, our remaining contractual performance obligations for software & subscription services were $234.5 million as compared to $202.0 million as of February 28, 2022. The majority of our growth in contractual performance obligations was driven by conversion of significant telematics products customers to multi-year subscription contracts and renewals in the fleet market. We expect to recognize approximately 49% of our remaining contractual performance obligations in Fiscal 2024.

Total backlog for our telematics devices as of February 28, 2023 and February 28, 2022 was $29 million and $83 million, respectively. Substantially all of the backlog at February 28, 2023 is expected to be shipped in Fiscal 2024. Our backlog for telematics devices decreased year-over-year as during Fiscal 2022, we experienced significant supply shortages due to the lingering impact of the COVID-19 pandemic. As we drive toward a SaaS business model, we expect that a significant portion of the February 28, 2023 telematics devices backlog will ultimately be bundled and fulfilled in connection with multi-year subscription contracts.

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

We own and utilize the tradename “CalAmp” as well as the related logos and trademarks on many of our products and solutions. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. As of February 28, 2023, we have over 170 active trademark applications and registrations throughout the world, with approximately 24 pending and registered trademarks in the U.S.

As of February 28, 2023, we had nearly 300 patents worldwide. In addition to our awarded patents, we have approximately 50 patent applications in process. Although a number of these trademarks, and patents relate to software and products that are significant to our business and operations, we do not believe we are dependent on a single trademark, copyright or patent.

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

•
Customer Success – We seek to understand, anticipate and respond to internal and external customer needs, and work to achieve total customer satisfaction to ensure their success and ours.
•
Innovation – We are committed to transforming ideas into new and improved products and processes to advance, compete and differentiate ourselves and bring value to our customers and teams.
•
Execution – We deliver results and exceed customer expectations with a can-do attitude that overcomes obstacles with solutions: we hold ourselves accountable, learn from errors and move forward productively.
•
Inclusion – We believe in the integrity, honesty and trust of our employees, and are committed to building diverse teams that value differences of opinion and embrace positive, respectful collaboration.

Human Capital and Company Culture

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

As of February 28, 2023, we had 644 employees. From time to time we also hire contracted workers that are generally engaged through independent temporary labor agencies. None of our employees or contract workers are represented by a labor union.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following list describes several risk factors that are applicable to our business and speaks as of the date of this document. These and other risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows and the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware. Among others, including those described in more detail below, these risks include:

•
We face several factors which may have a material adverse effect on our business, results of operations and financial condition, and effect our ability to continue as a going concern:
o
We are not cash flow positive and may not have sufficient cash to fund our long term planned operations. As of February 28, 2023, we had $41.9 million of cash and cash equivalents, a decrease of $37.3 million from February 28, 2022.
o
We may not be able to access additional funds under our asset-based revolving credit facility due, in part, to certain covenants regarding our fixed charge coverage ratio.

o
We may not have sufficient cash flow from our business to fund conversions of the 2025 Convertible Notes in cash, or repay the 2025 Convertible Notes at maturity or repurchase them upon a fundamental change
o
We may not have the ability to raise the funds to pay our obligations under our 2025 Convertible Notes, or extend the maturity date of our 2025 Convertible Notes. Any adverse changes in our credit ratings could increase our borrowing costs and could adversely affect our ability to access the debt markets, and any equity financing could affect our stock price and be materially dilutive to existing stockholders.
•
Our asset-based revolving credit facility contains covenant restrictions that may limit our ability to operate, including restrictions on our ability to incur additional debt, create liens, or make certain voluntary prepayments of specified debt.
•
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
•
The COVID-19 pandemic has disrupted our operations and the continued effects of the pandemic could have a material adverse impact on our business, results of operations and financial condition.
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
•
Our operations are subject to the effects of a rising rate of inflation. If the inflation rate continues to impact the costs of our labor and supplies, and the costs of our suppliers, it will adversely affect our operating expenses.
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
•
Our global operations and continued international expansion expose us to risks and challenges associated with conducting business internationally. The ongoing military action between Russia and Ukraine may amplify or precipitate these risks and the other risks described herein.
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

Risks Related to Our Cash Flow and Liquidity

We are not cash flow positive and may not have sufficient cash to fund our long term planned operations, and we may not be able to access additional funds under our asset-based revolving credit facility due, in part, to certain covenants regarding our fixed charge coverage ratio, all of which could have a material adverse effect on our financial condition and ability to continue as a going concern.

Our operations have consumed substantial amounts of cash during Fiscal 2023, and we may continue to incur substantial losses and negative cash flow from operations for the foreseeable future. As of February 28, 2023, we had $41.9 million of cash and cash equivalents, a decrease of $37.3 million from February 28, 2022. Our future performance is subject to economic, operational, financial, competitive and other factors, including the current inflationary environment, supply chain constraints and the impact of uncertain international trade relations.

We may not be able to access additional funds under our asset-based revolving credit facility. The credit facility contains certain negative and affirmative covenants, including financial covenants that, among other things, require us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter, if our liquidity position (consisting of specified cash balances plus unused availability on the revolving credit facility) falls below $40.0 million on such day. Our ability to comply with the financial covenants in the credit agreement and access our revolving credit facility will be materially affected if our liquidity position falls below $40.0 million.

Additional funds may not be available on terms acceptable to us or at all. Specifically, we may be unable to secure additional debt financing without restrictive terms or issue additional equity without impacting our stock price or being materially dilutive to existing stockholders. If we are unable to generate sufficient cash flows or to access or raise adequate funds to finance our forecasted expenditures, we may have to make significant changes or reductions to our operations. We also may have to reduce sales, marketing, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could materially impede our ability to achieve our business objectives and could materially harm our operating results. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to access additional funds under our credit facility or raise additional capital, it could have a material adverse effect on our business, financial condition and results of operations and prospects and ability to continue as a going concern.

We may not have sufficient cash flow from our business to fund conversions of the 2025 Convertible Notes in cash, or repay the 2025 Convertible Notes at maturity or repurchase them upon a fundamental change, which could have a material adverse effect on our financial condition and ability to continue as a going concern. We cannot provide any assurances that we will be able to fund through operations the necessary amount of capital to repay these obligations.

We have $230.0 million aggregate principal amount of 2.00% convertible senior unsecured notes due in 2025 (“2025 Convertible Notes” or “Notes”) outstanding. As of February 28, 2023, we had $41.9 million of cash and cash equivalents, a decrease of $37.3 million from February 28, 2022.

Upon maturity of the 2025 Convertible Notes, we may be required to make cash payments in repayment of the notes. In addition, upon conversion of the 2025 Convertible Notes, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. Furthermore, holders of the 2025 Convertible Notes will have the right to require us to repurchase all or a portion of their 2025 Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Convertible Notes, to pay cash upon maturity of the 2025 Convertible Notes or to pay any cash amounts due upon conversion of the 2025 Convertible Notes. Our ability to pay cash upon conversion of or at maturity of the 2025 Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors including the current inflationary environment, supply chain constraints and the uncertainties regarding international trade relations due in part to the armed conflict in Ukraine. Our business may not generate cash flow from operations in the future sufficient to service our debt and to fund capital expenditures or acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, which could have a material adverse effect on our financial condition and ability to continue as a going concern.

Our ability to repurchase or to pay cash upon conversions or at maturity of the 2025 Convertible Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the 2025 Convertible Notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under the indenture governing the 2025 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the notes.

Holders may convert their 2025 Convertible Notes into cash, shares of our common stock or a combination of cash and shares of common stock, at our election. The current conversion rate of the 2025 Convertible Notes is 32.5256 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of approximately $30.75 per share of common stock. The conversion rate is subject to customary adjustments. Holders may convert their 2025 Convertible Notes at their option upon the occurrence of certain events, as defined in the indenture governing the 2025 Convertible Notes.

We may not have the ability to raise the funds required to pay our obligations under our 2025 Convertible Notes, or extend the maturity date of the 2025 Convertible Notes, and any adverse changes in our credit ratings could increase our borrowing costs and could adversely affect our ability to access the debt markets, all of which could have a material adverse effect on our financial condition and ability to continue as a going concern.

We may not be able to raise sufficient capital to repay our 2025 Convertible Notes at maturity. If we are unable to pay these obligations or otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to fund through operations the necessary amount of capital to repay these obligations, or that we will be able to extend the maturity dates or otherwise refinance these obligations, which could have a material adverse effect on our financial condition and ability to continue as a going concern.

Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our 2025 Convertible Notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and certain financial metrics including debt levels. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Factors that we cannot control, such as disruption of the financial markets, including concerns regarding fiscal matters in the U.S. and other geographic areas, could also impair our ability to raise funding.

Our asset-based revolving credit facility contains covenant restrictions that may limit our ability to operate our business.

Our senior asset-based revolving credit facility contains, and any of our other future debt agreements may contain, certain affirmative and negative covenants, including covenants that restrict our ability to, among other things, incur additional debt or issue guarantees, create liens, repurchase stock, or make other restricted payments, and make certain voluntary prepayments of specified debt. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted.

Our revolving credit facility also contains a financial covenant that require us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, our revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of February 28, 2023, we were in compliance with our covenants under the revolving credit facility. However, if we are unable to comply with our covenants under the revolving credit facility in the future, our availability of cash resources may be reduced and our business may be adversely affected. Our ability to comply with these conditions will be materially affected if our liquidity position falls below $40.0 million. Additionally, our ability to comply with these covenants may be affected by events and conditions beyond our control, including the factors discussed above. A breach of any of these covenants could result in a default under the credit agreement and related credit documents, which could cause all of the outstanding indebtedness under our revolving credit facility to become immediately due and payable. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

Risks Related to Our Business Operations and Financial Condition

Component shortages and uncertainty in international trade relations with China may adversely impact us and have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our products, components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, mainland China, Malaysia, Mexico and other Pacific Rim countries. We accelerated our supply chain diversification program to transition our manufacturing to tier one global contract manufacturers with facilities outside of China. This program was initiated against the backdrop of the escalation of trade tensions between the U.S. and China. This transition contributed to various supply disruptions, including component shortages, beginning in the third and fourth quarter of Fiscal 2020. Additionally, during Fiscal 2022 and Fiscal 2023, we experienced supply shortages as a result of global supply imbalances initially driven by the global pandemic, which have negatively impacted all parts of our business. Although we are taking steps to address these matters, the related operational challenges and supply chain disruptions may persist for some time.

The COVID-19 pandemic has disrupted our operations and the continued effects of the pandemic could have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic, including the continued spread of new variants and the measures taken to limit its spread has had, and other pandemics in the future could have, adverse repercussions across global economies and financial markets, as well as on us. Through Fiscal 2022, our revenues were negatively impacted by COVID-19 as various small-to-medium customers postponed their capital expenditure due to the pandemic and related macro-economic uncertainties. We have experienced supply shortages as a result of global supply imbalances driven by the global pandemic. These global supply imbalances have negatively impacted our business during Fiscal 2023. It is difficult to predict the extent to which the pandemic will continue to impact our future business or operating results, which are highly dependent on uncertain future developments, including the severity of the continuing pandemic, the actions taken or to be taken by governments and private businesses in relation to its containment and the resolution of supply chain issues and supply shortages. Because our business is dependent on telematics product sales, device installations and related subscription-based services, the ultimate effect of COVID-19 and the current supply shortages may not be fully reflected in our operating results until future periods.

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

We operate an outsourced manufacturing business model that utilizes contract manufacturers. We depend on a limited number of contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Some of our key components are complex to manufacture and have long lead times. In the event of a reduction or interruption of supply, or degradation in quality, it could take up to six months to begin receiving adequate supplies from alternative suppliers, if any. As a result, product shipments could be delayed and revenues and profitability could suffer. Instances of continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to inefficiencies and increased costs that could negatively impact our performance and our results of operations. In such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, a decline in net revenue and a loss of market share as our customers could choose to purchase competing products and services, all of which could adversely affect our business, financial condition and results of operations. Any substantial disruption in our contract manufacturers’ supply as a result of a pandemic, natural disaster, trade wars, political unrest, economic instability, equipment failure, inflationary pressures, component shortage or other cause, could materially harm our business, customer relationships and results of operations.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss of or significant decline or slowdown of sales to these customers could have an adverse effect on our business, financial condition or results of operations.

Our revenues depend on a small number of significant customers and some of them represented more than 10% of our total revenues in fiscal year 2023, 2022 and 2021 (see Note 3 to our consolidated financial statements). They are also expected to represent a substantial portion of our revenues in the near future. As a result, the loss of any one of these customers, or a decline or slowdown in purchases from any of these customers, could have a material adverse effect on our business, financial condition and results of operations. In addition, because service revenue depends either partially or entirely on the usage levels of data transmission by our customers and end users, the decline or slowdown in the growth of usage patterns of these customers, which has and could continue to occur at any time and with or without a reduction in the number of our subscriber base could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to the effects of a rising rate of inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% for the 12 months ended December 31, 2022. If the inflation rate continues to increase and increase our costs of labor and supplies, it will affect our operating expenses. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of supplies, labor, manufacturing and our other operational costs are subject to market conditions and are being adversely affected by inflationary pressures. Economic conditions may also adversely affect the ability of our customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Additionally, rising interest rates could impact financing availability and the cost of refinancing our existing debt, and exchange rate fluctuations. The United States is experiencing a workforce shortage, which in turn, has created a competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations. To the extent periods of high inflation are prolonged, these results may be exacerbated.

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

We may be unable to successfully implement a disposition or wind-down of business activities that no longer fit our strategic plan.

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

Our presence in the Internet of Things (“IoT”) industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks impacting these products or services. Our business operations require that we use, collect, process, transmit and store, within our own systems and systems of third-party providers, sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. Despite our security measures, our information technology (“IT”) systems have been and will continue to be vulnerable to attacks by hackers or other disruptive problems.

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

Our measures to prevent, detect and mitigate these threats may not be successful in preventing a security incident or data breach or limiting the effects of such a breach. This is particularly so because attack methodologies change frequently or are not recognized until launched, and we also may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

There is significant uncertainty about the stability of global credit and financial markets. Credit market dislocations could cause interest rates and the cost of borrowing to continue to rise or reduce the availability of credit, which could negatively affect customer demand for our products and services if they responded to such credit market dislocations by suspending, delaying or reducing their capital expenditures. Moreover, since we currently generate more than 25% of our revenues outside the U.S., fluctuations in foreign currency exchange rates can have an impact on demand for our products and services for which the sales are generally denominated in U.S. dollars.

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

We depend on our IT systems for the efficient functioning of our global business, including accounting, billing, data storage, purchasing and inventory management. In order to integrate and enhance our global operations, we initiated the phased implementation of an enterprise resource planning (“ERP”) system across our global operating locations to support our operations. The implementation of this ERP system required, and will continue to require, the investment of human and financial resources. We have incurred, and expect to incur, additional expenses as we continue to implement, enhance and develop our ERP system. As a result of our ERP initiatives, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and adequately service our customers. If we experience significant disruptions resulting from our ERP initiatives, our business and operations could be disrupted, including our ability to report accurate and timely financial results. Accordingly, such events may disrupt or reduce the efficiency of our global operations and have a material adverse effect on our operating results and cash flows.

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

Sales to customers from continuing operations outside the U.S. accounted for 37%, 33% and 35% of our total sales for fiscal years ended February 28, 2023, 2022 and 2021, respectively. Assuming that we continue to sell our products and services to foreign customers, which is our expectation, we will be subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including those in Latin America, Africa, the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and our present trading partners, changes in exchange rates, significant shift in U.S. trade policy toward these countries, or significant downturn in the political, economic or financial condition of these countries, could cause demand for and sales of our products and services to decrease, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.

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

Our products and solutions enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, customer information, job data, schedule, invoice and other information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. The U.S. and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information (including the California Consumer Privacy Act of 2018). Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Union General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. For example, we may be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data. In addition, the GDPR includes significant penalties for non-compliance. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.

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

Additional Risks Related to Our Convertible Notes and Indebtedness

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

The accounting method for the 2025 Convertible Notes, could have a material adverse effect on our reported financial results.

Under applicable accounting standards that became effective March 1, 2022, the shares underlying the 2025 Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the 2025 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2025 Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the 2025 Convertible Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

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
•
acts of, or escalations in, war or terrorism;

•
failure to meet securities analysts’ or investors’ expectations of performance;
•
sales of our common stock by us, or insiders or our other stockholders;
•
changes in key management personnel;
•
announcements of technological innovations or new products by us or our competitors;
•
developments in or disputes regarding patents and proprietary rights;
•
proposed and completed acquisitions by us or our competitors;
•
the mix of products and services sold;
•
the effects of the recent global COVID-19 pandemic;
•
the timing, placement and fulfillment of significant orders;
•
product and service pricing and discounts;
•
fluctuations in interest rates and inflation rates; and
•
general economic conditions.

Future issuances of shares of our common stock could dilute the ownership interests of our stockholders.

Any issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding options or for other reasons. To the extent we issue common stock upon conversion of the 2025 Convertible Notes, that conversion could dilute the ownership interests of our stockholders. In circumstances other than at maturity, the 2025 Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate of 32.5256 shares of common stock per $1,000 principal amount of the convertible notes, which is equivalent to an initial conversion price of $30.7450 per share of common stock, subject to customary adjustments.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

A severe or prolonged economic downturn, additional global financial crises, macroeconomic issues or trade imbalances caused by events such as the Russia-Ukraine conflict, inflation, rising interest rates, availability of capital markets, energy availability and costs or governmental initiatives to manage economic conditions could result in a variety of risks to our business, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in further supply disruption.

We cannot predict changes in worldwide or regional economic conditions and government policies, as such conditions are highly volatile and beyond our control. If these conditions deteriorate for extended periods, however, our business, results of operations and financial condition could be materially adversely affected.

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

Over the fiscal year ended February 28, 2023, the price of our common stock as reported on The Nasdaq Global Select Market ranged from a high of $7.62 to a low of $2.96. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.

We may not be able to generate sufficient future taxable income to utilize our net operating loss and tax credit carryforwards. In addition, our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code (the “Code”).

As discussed in Note 13, as of February 28, 2023, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in U.S. and certain non-U.S. jurisdictions that we believe are not likely to be realized. We considered positive and negative evidence, including three years of cumulative losses considering forecasts of future profitability as of February 28, 2023, in assessing our ability to realize our domestic net deferred tax assets.

Also, as of February 28, 2023, we had net operating loss carryforwards of approximately $80.6 million and $87.8 million for federal and state tax purposes, respectively. The federal net operating loss (NOL) carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. The ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, various claims and litigation may be asserted or commenced against us arising from our ordinary course of business. In particular, we may receive claims concerning contract performance, or claims that our products or services infringe the intellectual property of third parties. Regardless of the outcome, litigation can have an adverse impact on us because of deferred costs, diversion of management resources and other factors. See Note 18, Commitments and Contingencies, of the Notes to the accompanying Consolidated Financial Statements below for information regarding the legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Select Market under the ticker symbol CAMP. The following graph and table compare our stock performance to three stock indices over a five-year period assuming $100 investment was made on the last day of fiscal year 2018:

250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
CalAmp Corp.
Nasdaq Composite Index
Nasdaq Electronic Components
Nasdaq Telecommunications

Years Ended February 28/29,	2018	2019	2020	2021	2022	2023
CalAmp Corp.	100	59	41	48	30	18
Nasdaq Composite Index	100	90	120	187	196	165
Nasdaq Electronic Components	100	99	99	139	153	147
Nasdaq Telecommunications	100	105	116	136	136	117

At April 24, 2023, we had approximately 1,200 stockholders of record. The number of stockholders of record does not include the number of persons having beneficial ownership held in “street name” which are estimated to approximate 14,000. We have never paid a cash dividend and have no current plans to pay cash dividends on our Common Stock. In addition, our revolving credit facility prohibits payment of dividends without the prior written consent of the lender under certain circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for the Annual Meeting of Stockholders to be held on July 27, 2023 and is incorporated herein by this reference.

Issuer Purchases of Equity Securities

For the twelve months ended February 28, 2023, there have been no shares repurchased by the Company.

Recent Sales of Unregistered Equity Securities

The Company did not sell any unregistered equity securities during the twelve months ended February 28, 2023.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CalAmp Corp. (including its subsidiaries unless the context otherwise requires, “CalAmp”, “the Company”, “we”, “our”, or “us”), incorporated in 1981 and re-incorporated in Delaware in 1987, is a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, government and consumer vehicles by providing solutions that track, monitor and recover their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world. Headquartered in Irvine, California, we have an installed base of approximately 10 million devices reporting to our cloud-based platform and approximately 1.6 million software and subscription services subscribers worldwide.

Reportable Segments

We operate under two reportable segments: Software & Subscription Services and Telematics Products.

Software & Subscription Services

Our Software & Subscription Services segment offers solutions comprised of telematics devices bundled with cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open APIs to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Services include tracking and monitoring services within Fleet Management as well as Supply Chain Integrity and International Vehicle Location.

Telematics Products

Our Telematics Products segment offers a series of advanced telematics products for the broader connected vehicle and emerging industrial IoT marketplace, which enable customers to optimize their operations by collecting, monitoring and effectively reporting business-critical information and desired intelligence from high-value remote and mobile assets. Our telematics products include asset tracking units, mobile telematics devices, fixed and mobile wireless gateways, and routers. These wireless networking devices underpin a wide range of solutions, and are ideal for applications demanding secure, reliable and business-critical communications. Telematics Products include OEM and MRM products.

Recent Developments

Transition of MRM Telematics Customers to Subscription Arrangements

In the second half of Fiscal 2022, we prompted a strategic shift with customers who historically purchased Mobile Resource Management (“MRM”) telematics devices from us whereby many of these customers were to be transitioned to subscription-based arrangements by way of bundling services with telematics devices under multi-year (generally three years) subscription contracts. Beginning in Fiscal 2022 and through Fiscal 2023, we transitioned a substantial majority of the MRM business to multi-year subscription contracts. As a result, our financial results associated with such subscription arrangements is reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts which in Fiscal 2023 led to growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Sale of LoJack North America Operations

Effective March 15, 2021, we sold certain assets and transferred certain liabilities of the LoJack North America business. Accordingly, the LoJack North America operations are presented as discontinued operations in the accompanying consolidated financial statements for the years ended February 28, 2022, and 2021, respectively.

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
•
Impairment losses consist of write-offs of long-lived tangible and intangible assets for which carrying value is determined to be in excess of realizable value.

We expect our operating costs will increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as expansion into new geographic regions. Operating expense may fluctuate as a percentage of revenue throughout the year due to discrete quarterly events and seasonal trends.

Non-Operating Income (Expense)

Non-operating income (expense) consists of (i) investment and interest income earned on our cash balances and investments, (ii) interest expense on our convertible senior unsecured notes including the amortization of note discount and debt issuance costs, and (iii) other income (expense) that includes but is not limited to transaction gains and losses and foreign currency gains and losses.

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

Income (Loss) from Discontinued Operations, Net of Tax

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

Operations for LoJack North America are presented as discontinued operations in the accompanying consolidated financial statements for the fiscal years ended February 28, 2022, and 2021, respectively. For the fiscal year ended February 28, 2022, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021. See Note 2, Discontinued Operations, for additional information.

Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the Chief Operating Decision Maker (“CODM”), uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as earnings before investment income, interest expenses, taxes, depreciation, amortization, net income (loss) from discontinued operations, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation and legal expenses, gains and losses from legal settlements, impairment losses and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 19, Segment and Geographic Data, to the accompanying consolidated financial statements for additional information related to Adjusted EBITDA by reportable segments and reconciliation to net income (loss).

OPERATING RESULTS

The following table sets forth the percentage of revenues represented by items included in our consolidated statements of income for the three most recent fiscal years:

	Year Ended February 28,
	2023	2022	2021
Revenues	100.0%	100.0%	100.0%
Cost of revenues	63.0	58.8	60.3
Gross profit	37.0	41.2	39.7
Operating expenses:
Research and development	8.3	9.6	8.4
Selling and marketing	16.1	16.4	15.0
General and administrative	17.6	17.7	15.9
Intangible asset amortization	1.8	1.8	1.5
Restructuring	1.6	0.2	0.8
Impairment losses	-	-	0.3
Operating loss	(8.4)	(4.5)	(2.2)
Non-operating expense, net	(2.3)	(5.6)	(4.5)
Loss from continuing operations before income taxes	(10.7)	(10.1)	(6.7)
Income tax provision from continuing operations	(0.4)	(0.4)	(0.2)
Net loss from continuing operations	(11.1)	(10.5)	(6.9)
Net income (loss) from discontinued operations, net of tax	-	1.1	(11.4)
Net loss	(11.1)	(9.4)	(18.3)

Unless otherwise indicated, the discussion on our results of operations provided below relates to our continuing operations and we have recast prior period amounts for purposes of historical comparisons. See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information.

Fiscal year ended February 28, 2023 (“Fiscal 2023”) compared to fiscal year ended February 28, 2022 (“Fiscal 2022”):

Revenue by Segment

	Fiscal years ended February 28,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$184,728	62.6%	$154,315	52.2%	$30,413	19.7%
Telematics Products	110,221	37.4%	141,524	47.8%	(31,303)	(22.1%)
Total	$294,949	100.0%	$295,839	100.0%	$(890)	(0.3%)

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services focus on three principal end markets: (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. As described above, in Fiscal 2022 we began entering into subscription-based arrangements with customers that historically have purchased MRM telematics hardware from us, a shift that favorably impacted revenues in our Software & Subscription Services segment and unfavorably impacted revenues in our Telematics Products segment. In Fiscal 2022, we began experiencing supply shortages driven by the global pandemic. These supply imbalances intensified during Fiscal 2023 and adversely impacted all parts of our business. We expect these supply shortages to continue and to diminish in the coming year as suppliers strive to create additional production capacity.

As of February 28, 2023, our remaining contractual performance obligations for software & subscription services were $234.5 million as compared to $202.0 million as of February 28, 2022. The majority of the growth in contractual performance obligations was driven by the conversion of telematics products customers to multi-year subscription contracts as well as new contracts within the government and municipality markets and connected car markets.

In Fiscal 2023, Software & Subscription Services revenue increased by $30.4 million or 19.7% compared to Fiscal 2022 largely due to increased transportation and logistics revenues generated through the transition of MRM telematics hardware customers onto multi-year subscription arrangements. Active subscribers increased 50% as of the end of Fiscal 2023 when compared to Fiscal 2022. As mentioned above, supply shortages have impacted our ability to procure the devices we utilize to deliver our subscription services, which has constrained our ability to install our devices and initiate new subscription services.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $31.3 million or 22.1% in Fiscal year 2023 compared to Fiscal 2022. This decrease was largely driven by the conversion of certain MRM telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. Telematics Products revenues have also been negatively impacted by the supply shortages described above, thereby limiting our ability to fulfill customer orders.

Gross Profit by Segment

	Fiscal years ended February 28,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$79,478	43.0%	$76,945	49.9%	$2,533	3.3%
Telematics Products	29,533	26.8%	44,941	31.8%	(15,408)	(34.3%)
Gross profit	$109,011	37.0%	$121,886	41.2%	$(12,875)	(10.6%)

Consolidated gross profit for Fiscal 2023 decreased by $12.9 million or 10.6% versus Fiscal 2022 and consolidated gross margin decreased by 420 basis points in Fiscal 2023 compared to Fiscal 2022. These decreases were largely due to the continued supply constraints described above, which has in some cases prevented the sourcing of certain scarce essential semiconductors and electronics components at normal market prices. In particular, given aged backlog demand and critical backlog for customers impacted by Verizon’s February 2023 3G network sunset, during the second half of Fiscal 2023 we sourced various components through electronics brokers at elevated prices. We anticipate that we may need to source certain semiconductors and electronics components through brokers in the coming year, but to a lesser extent. Gross margin was also negatively impacted in Fiscal 2023 by an unfavorable shift in customer and product mix. These negative impacts to gross profit and gross margin were partially offset by the increased proportion of overall sales occurring within Software & Subscription Services, which has a higher margin profile, in Fiscal 2023.

Software & Subscription Services: Gross profit increased by $2.5 million or 3.3% in Fiscal 2023 compared to Fiscal 2022, as a result of increased revenues. Gross margin decreased by 690 basis points in Fiscal 2023 compared to Fiscal 2022 primarily driven by the increased cost of sourcing certain scarce essential components through electronics brokers predominantly in the second half of Fiscal 2023 as described above, as well as to a lesser extent, by customer and product mix.

Telematics Products: Gross profit decreased by $15.4 million or 34.3% in Fiscal 2023 compared to Fiscal 2022, primarily due to decreased revenues as well as the cost impact of sourcing certain scarce essential components through electronics brokers predominantly in the second half of Fiscal 2023 as described above. Gross margin decreased 500 basis points in Fiscal 2023 compared to Fiscal 2022 primarily due to the increased cost of sourcing certain components through electronics brokers.

As described above, we are presently experiencing adverse impacts to revenues as a result of global supply shortages of certain components, which are also leading to cost increases on many of these components. As a result, we may continue to experience lower gross margins in the coming quarters if we are unable to effectively mitigate or offset the impacts of these cost increases.

Operating Expenses

	Fiscal years ended February 28,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$24,570	8.3%	$28,444	9.6%	$(3,874)	(13.6%)
Selling and marketing	47,389	16.1%	48,564	16.4%	(1,175)	(2.4%)
General and administrative	51,819	17.6%	52,333	17.7%	(514)	(1.0%)
Intangible asset amortization	5,332	1.8%	5,415	1.8%	(83)	(1.5%)
Restructuring	4,586	1.6%	600	0.2%	3,986	664.3%
Total	$133,696	45.4%	$135,356	45.7%	$(1,660)	(1.2%)

Consolidated research and development expense decreased by $3.9 million or 13.6% in Fiscal 2023 compared to Fiscal 2022 due to a reduction in research and development activities associated with our Telematics Products business, partially offset by increased development efforts focused on expanding our telematics services offering both domestically and internationally. We plan to continue to invest in research and development to supplement and expand our telematics solutions offerings.

Consolidated selling and marketing expense decreased by $1.2 million or 2.4% in Fiscal 2023 compared to Fiscal 2022 and was approximately flat as a percentage of revenues. We expect to continue to make changes in the composition of our salesforce to drive sales of our subscription services.

Consolidated general and administrative expense decreased by $0.5 million or 1.0% in Fiscal 2023 compared to Fiscal 2022 primarily driven by a reduction in outside professional fees in Fiscal 2023, partially offset by recording of $1.9 million of incremental litigation reserves related to the final settlement of the Omega legal matter, which is described in Note 18, Commitments and Contingencies - Legal Proceedings, to the accompanying consolidated financial statements.

Amortization of intangibles decreased slightly in Fiscal 2023 compared to Fiscal 2022.

As described in Note 11, Restructuring Charges, to the accompanying consolidated financial statements, in the fourth quarter of Fiscal 2023, to further progress our strategy of driving growth in our software and subscription services business, we implemented certain cost savings and cost efficiency measures to reduce our expense structure, better align our personnel to a subscription services business model, and terminate non-core initiatives not deemed to be key to our strategic direction. As a result, we incurred restructuring charges of $4.6 million in Fiscal 2023, which was comprised of $1.5 million of severance and employee related costs and the write-off of $3.1 million of amounts previously capitalized in connection with technology initiatives that we determined would no longer provide future benefit. In Fiscal 2022, we incurred $0.6 million of severance and employee related costs in connection with a previous restructuring plan.

Non-operating Income (Expense)

Investment income decreased by $0.2 million to $1.0 million in Fiscal 2023 from $1.2 million in Fiscal 2022. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased $9.1 million to $6.3 million in Fiscal 2023 from $15.3 million in Fiscal 2022 due to the adoption of ASU 2020-06 effective March 1, 2022 under which the conversion feature associated with our convertible notes is no longer separately accounted for as a debt discount and amortized to interest expense. The impacts of the adoption of ASU 2020-06 are more fully described in Note 1, under the caption “Recently Adopted Accounting Pronouncements”, to the accompanying consolidated financial statements.

Other non-operating expense was $1.4 million in Fiscal 2023, compared to $2.4 million in Fiscal 2022 , and was largely comprised of costs incurred related to the wind down and transition of the LoJack North America business as well as, to a lesser extent, net foreign currency exchange rate gains and losses.

Income Tax Expense (Benefit)

An income tax expense of $1.2 million was recorded in Fiscal 2023, compared to $1.1 million in Fiscal 2022. Income tax expense in both periods was attributable to foreign operations. The increase in income tax expense in Fiscal 2023 compared to Fiscal 2022 was primarily driven by an increase in pre-tax income attributable to our foreign operations in the current period. See Note 13, Income Taxes, to the accompanying consolidated financial statements for additional information.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, for Fiscal 2022 was $3.2 million and related to the sale of the LoJack North America business that was completed on March 15, 2021. See Note 2, Discontinued Operations, to the accompanying consolidated financial statements for additional information.

Overall Profitability Measures

Net Loss from Continuing Operations:

Our net loss from continuing operations in Fiscal 2023 was $32.5 million as compared to net loss of $31.1 million in Fiscal 2022. The change in the net loss was largely driven by lower gross margins in the current year, partially offset by reduced operating expenses and reduced interest expense as a result of the implementation of ASU 2020-06 described above.

Adjusted EBITDA:

	Fiscal years ended February 28,
(In thousands)	2023	2022	$ Change	% Change
Segment
Software & Subscription Services	$25,374	$32,979	$(7,605)	(23.1%)
Telematics Products	(4,275)	(3,990)	(285)	7.1%
Corporate Expense	(3,025)	(4,309)	1,284	(29.8%)
Total Adjusted EBITDA	$18,074	$24,680	$(6,606)	(26.8%)
Total Adjusted EBITDA Margin	6.1%	8.3%

Adjusted EBITDA for Software & Subscription Services decreased $7.6 million in Fiscal 2023 compared to Fiscal 2022 primarily due to higher operating expenses as a result of investments we are making to develop, market and sell our telematics solutions as well as lower gross margins, partially offset by higher revenues. Adjusted EBITDA for Telematics Products decreased $0.3 million in Fiscal 2023 compared to Fiscal 2022 primarily due to lower revenues and lower gross margins, partially offset by lower operating expenses. Corporate Expenses decreased year-over-year.

See Note 19, Segment and Geographic Data, for a reconciliation of Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Fiscal 2022 compared to fiscal year ended February 28, 2021 (“Fiscal 2021”)

For a discussion of our results of operations comparison for the Fiscal 2022 and Fiscal 2021, refer to our Annual Report on Form 10-K for Fiscal 2022, filed with the SEC on April 28, 2022.

Liquidity and Capital Resources

In Fiscal 2023, our primary cash needs have been for working capital purposes, and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to grow our customer base to a subscription model while increasing our revenues, there will be a need for working capital in the future. While our subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Our operations have consumed substantial amounts of cash during Fiscal 2023, and we may continue to incur substantial losses and negative cash flow from operations for the foreseeable future. As of February 28, 2023, we had $41.9 million of cash and cash equivalents, a decrease of $37.3 million from February 28, 2022. While we expect to continue to finance our operations with cash on hand and cash generated from operations, our future performance is subject to economic, operational, financial, competitive and other factors, including the current inflationary environment, supply chain constraints and the impact of uncertain international trade relations. See Note 1, Description of Business and Summary of Significant Accounting Policies - Principles of Consolidation, for additional information regarding the Company's liquidity.

Available Borrowing Resources

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible Notes. Borrowings under this credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum as selected by us on a periodic basis.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that, among other things, require us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter, if our liquidity position (consisting of specified cash balances plus unused availability on the revolving credit facility) falls below $40.0 million on such day. Our ability to comply with the financial covenants in the credit agreement and access our revolving credit facility will be materially affected if our liquidity position falls below $40.0 million. Additionally, our revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of February 28, 2023, there were no borrowings outstanding and $2.6 million of outstanding letters of credit under this revolving credit facility, and total remaining borrowing availability was $34.2 million.

In July 2018, we issued the 2025 Convertible Notes in the aggregate amount of $230.0 million, which will come due in August 2025. Our ability to refinance the 2025 Convertible Notes on favorable terms, or at all, will depend on the capital markets and our financial condition. Any downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and restrictive terms, which could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. We also may be unable to issue additional equity without impacting our stock price or being materially dilutive to existing stockholders.

See Note 10, Financing Arrangements, for further information regarding our asset-based credit facility and the 2025 Convertible Notes.

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

PPP Loan

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the "PPP Loan") from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association ("SBA") Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act. At the time we applied for the PPP Loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

Material Cash Requirements

Following is a summary of our contractual cash obligations as of February 28, 2023 (in thousands):

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Convertible senior notes principal	$-	$230,000	$-	$-	$230,000
Convertible senior notes stated interest	4,600	6,900	-	-	11,500
Operating leases	5,594	8,696	3,378	1,231	18,899
Purchase obligations	44,982	-	-	-	44,982
Total contractual obligations	$55,176	$245,596	$3,378	$1,231	$305,381

Purchase obligations consist primarily of inventory purchase commitments.

Other

We are a defendant in various legal proceedings involving intellectual property claims and contract disputes. In the patent infringement dispute involving Koninklijke Philips N.V. ("Phillips"), which is discussed in more detail below, the ITC affirmed the Final Initial Determination of the administrative law judge of no violation of Section 337 and terminated the investigation on July 6, 2022 and the deadline for any appeal has passed. The Delaware District Court cases in the Philips matter remain stayed but may be reinstated. In connection with this matter, we may be required to enter into a license agreement or other settlement arrangement that requires us to make a significant payment in the future. While it is not feasible to predict with certainty the outcome of this legal proceeding, based on currently available information, including the ITC’s affirmation of no violation of Section 337, we believe that the ultimate resolution of this matter will not have a material adverse effect on our consolidated results of operations, financial condition and cash flow. See Note 18, Commitments and Contingencies, to the accompanying consolidated financial statements for additional information on legal proceedings.

Cash flows from operating activities

Cash flows from operating activities consist of net loss adjusted for certain non-cash items, including depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt issuance costs, deferred income taxes, amortization of certain revenue assignment arrangements and the effect of changes in components of working capital.

Our cash flows from operating activities are attributable to our net loss as well as management of our working capital, which is dictated by the volume of products we purchase from our manufacturers or suppliers and then sell to our customers along with the payment and collection terms that we negotiate with them. We purchase a majority of our products from significant suppliers located in Asia and Mexico that generally provide us 60-day payment terms for products purchased.

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

For Fiscal 2023, net cash used in operating activities was $22.9 million with a net loss of $32.5 million. Our non-cash income and expenses from continuing operations comprised principally of depreciation, intangible assets amortization, stock-based compensation expense, amortization of debt issuance costs and discounts, non-cash operating lease costs and changes in deferred income tax assets totaled $37.2 million. These non-cash expenses were partially offset by non-cash revenues of $2.7 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used was $25.0 million of cash, largely as a result of the increase in accounts receivable and contract assets, driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. We have also experienced growth in lease receivables, which similarly is driven by differences in timing of collections and revenue recognition under subscription arrangements. These cash outflows were partially offset by the timing of payments on accounts payable as we have been able to extend payment terms with some of our key suppliers.

Cash flows from investing activities

In Fiscal 2023 and Fiscal 2022, our net cash used in investing activities was $11.1 million and $7.6 million, respectively. In both of these periods, our investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including devices that we lease to customers under subscription agreements, in order to support the future growth of our business.

Net cash provided by investing activities of discontinued operations was $5.7 million in Fiscal 2022, which was comprised of cash proceeds received from the sale of the LoJack North America business.

Cash flows from financing activities

In Fiscal 2023 and Fiscal 2022, our net cash used in financing activities was $0.9 million and $2.6 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements for Fiscal 2023 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. These estimates are listed in our Consolidated Financial Statements for Fiscal 2023, and include: revenue recognition, patent litigation and loss contingencies, goodwill and long-lived assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. Many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods.

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

One recently resolved patent infringement lawsuit filed against us by Omega Patents, LLC (“Omega”) and one partially resolved patent infringement lawsuit filed against us by Philips are discussed in more detail below.

Omega

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

Philips

On April 1, 2022, the administrative law judge (“ALJ”) at the International Trade Commission (“ITC”) issued a Final Initial Determination on the question of the violation of section 337 (19 U.S.C. § 1337). The ALJ determined that a violation of section 337 has not occurred with respect to any of the asserted patents. On July 6, 2022, the ITC affirmed the Final Initial Determination of no violation of Section 337 and terminated the investigation and the deadline for any appeal has passed. While one of the district court cases filed by Philips in Delaware has been recently reopened for a status conference, the other two district court cases filed by Philips remain stayed. We believe that we have strong non-infringement and invalidity defenses in the Delaware district court cases. Also, we believe we have strong indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are co-defendants in these proceedings. Currently, it is not feasible to predict with certainty the outcome of these three legal proceedings, and no specific amount of damages has been identified.

See Note 18, Commitments and Contingencies, to the accompanying consolidated financial statements for additional information.

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

As further described above, we have transitioned a substantial majority of customers who have historically purchased MRM telematics products from us onto long-term subscription contracts, which has resulted in growth in Software & Subscription Services revenues and a corresponding decline in Telematics Products revenues. As a result of this customer transition between reporting units, in the fourth quarter of Fiscal 2023, a portion of the goodwill previously associated with our Telematics Products reporting unit was re-allocated amongst the reporting units impacted by this customer transition.

At February 28, 2023, we had $94.2 million in goodwill and $26.6 million in other net intangible assets, recorded on our consolidated balance sheet. Additionally, we had three reporting units, one reporting unit under our Telematics Products segment and two reporting units under our Software and Subscription Services segment. Our Telematics Products segment includes $16.2 million of goodwill and our Software & Subscription Service segment includes $78.0 million.

See Note 7, Property and Equipment, and Note 8, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.

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

At February 28, 2023, our federal income tax loss carryforwards were approximately $80.6 million, our state income tax loss carryforwards were approximately $87.8 million, and our foreign income tax loss carryforwards were approximately $61.3 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably expect to realize. Future changes in anticipated earnings could change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded (see Note 13, Income Taxes, for additional information).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.9 million related to our foreign subsidiaries is included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheet at February 28, 2023. The aggregate foreign currency transaction exchange rate losses included in determining loss before income taxes were $0.1 million, $0.2 million and $0.2 million in fiscal years ended February 28, 2023, 2022 and 2021, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. Changes in interest rates would impact our variable rate borrowings. There were no borrowings outstanding under this revolving credit facility at February 28, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CalAmp Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalAmp Corp. and subsidiaries (the "Company") as of February 28, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended February 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for convertible debt effective March 1, 2022, due to the adoption of Accounting Standards Update, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.

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

Goodwill – Telematics Products Reporting Unit – Refer to Notes 1 and 8 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future gross margin rates. Changes in this assumption could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. As a result of the customer transition between reporting units, in the fourth quarter of Fiscal 2023, a portion of the goodwill previously associated with the Telematics Products reporting unit was re-allocated amongst the reporting units impacted by this customer transition. The goodwill balance was $94.2 million as of February 28, 2023 of which $16.2 million was allocated to the Telematics Products Reporting Unit. The fair value of Telematics Products reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Telematics Products as a critical audit matter because of the significant judgments made by management to estimate the fair value of Telematics Products reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future gross margin rates and mostly notably, considerations related to the transition of customers from the Telematics Products reporting unit to a reporting unit under the Company’s Software & Subscription Services operating segment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future gross margin rates used by management to estimate the fair value of Telematics Products reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation and reallocation of goodwill, including those over the determination of the fair value of Telematics Products reporting unit, such as controls related to management’s forecasts of future gross margin rates.
•
We evaluated management’s ability to accurately forecast future gross margin rates by comparing projected gross margin rates to management’s historical gross margin rates. This included management’s evaluation of the customer transition from the Telematics Products reporting unit to a reporting unit under the Company’s Software & Subscription Services operating segment and how that would, in turn, impact future gross margins rates.
•
We evaluated the reasonableness of management’s forecasted gross margin rates by comparing the forecasts to:
o
Historical gross margin rates.
o
Gross margin rates utilized in management’s long-range strategic plan which was communicated to the Board of Directors

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

April 27, 2023

We have served as the Company’s auditor since Fiscal 2018.

CALAMP CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	February 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,928	$79,221
Accounts receivable, net	82,946	61,544
Inventories	23,902	18,269
Prepaid expenses and other current assets	26,019	22,348
Total current assets	174,795	181,382

Property and equipment, net	32,832	37,674
Operating lease right-of-use assets	12,293	12,327
Deferred income tax assets	3,275	4,165
Goodwill	94,214	94,436
Other intangible assets, net	26,633	31,965
Other assets	36,078	29,632
Total assets	$380,120	$391,581
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$705	$2,585
Accounts payable	52,716	31,815
Accrued payroll and employee benefits	11,766	10,929
Deferred revenue	25,448	26,174
Other current liabilities	15,865	18,951
Total current liabilities	106,500	90,454
Long-term debt, net of current portion	227,416	189,703
Operating lease liabilities	12,314	13,382
Other non-current liabilities	19,583	22,640
Total liabilities	365,813	316,179
Commitments and contingencies (see Note 18)
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 80,000 shares authorized; 37,388 and 36,052 shares issued and outstanding at February 28, 2023 and 2022, respectively	374	361
Additional paid-in capital	184,672	242,386
Accumulated deficit	(168,816)	(165,965)
Accumulated other comprehensive loss	(1,923)	(1,380)
Total stockholders' equity	14,307	75,402
Total liabilities and stockholders' equity	$380,120	$391,581

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended February 28,
	2023	2022	2021
Revenues:
Products	$188,881	$182,916	$193,486
Application subscriptions and other services	106,068	112,923	115,101
Total revenues	294,949	295,839	308,587
Cost of revenues:
Products	127,154	119,850	129,578
Application subscriptions and other services	58,784	54,103	56,604
Total cost of revenues	185,938	173,953	186,182
Gross profit	109,011	121,886	122,405
Operating expenses:
Research and development	24,570	28,444	25,811
Selling and marketing	47,389	48,564	46,202
General and administrative	51,819	52,333	49,077
Intangible asset amortization	5,332	5,415	4,781
Restructuring	4,586	600	2,534
Impairment losses	-	-	825
Total operating expenses	133,696	135,356	129,230
Operating loss	(24,685)	(13,470)	(6,825)
Non-operating income (expense):
Investment income	989	1,175	2,119
Interest expense	(6,260)	(15,323)	(15,487)
Other expense, net	(1,383)	(2,443)	(403)
Total non-operating expenses	(6,654)	(16,591)	(13,771)
Loss from continuing operations before income taxes	(31,339)	(30,061)	(20,596)
Income tax provision from continuing operations	(1,151)	(1,087)	(561)
Net loss from continuing operations	(32,490)	(31,148)	(21,157)
Net income (loss) from discontinued operations, net of tax	-	3,157	(35,152)
Net loss	$(32,490)	$(27,991)	$(56,309)

Loss per share - continuing operations:
Basic	$(0.90)	$(0.88)	$(0.62)
Diluted	$(0.90)	$(0.88)	$(0.62)
Earnings (Loss) per share - discontinued operations:
Basic	$-	$0.09	$(1.02)
Diluted	$-	$0.09	$(1.02)
Shares used in computing earnings (loss) per share:
Basic	36,132	35,254	34,389
Diluted	36,132	35,254	34,389
Comprehensive loss:
Net loss	$(32,490)	$(27,991)	$(56,309)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(543)	(395)	390
Total comprehensive loss	$(33,033)	$(28,386)	$(55,919)

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Year Ended February 28,
	2023	2022	2021
Total stockholders' equity, beginning balances	$75,402	$95,085	$137,919

Common stock and additional paid-in capital:
Beginning balances	242,747	234,044	220,825
Cumulative-effect adjustment related to the adoption of ASU 2020-06	(67,003)
Stock-based compensation expense	10,211	11,346	12,880
Shares issued on net share settlement of equity awards	(1,865)	(4,173)	(1,628)
Exercise of stock options and contributions to ESPP	956	1,530	1,967
Ending balances	185,046	242,747	234,044

Accumulated deficit:
Beginning balances	(165,965)	(137,974)	(81,531)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	29,639	-	(134)
Net loss	(32,490)	(27,991)	(56,309)
Ending balances	(168,816)	(165,965)	(137,974)

Accumulated other comprehensive income (loss):
Beginning balances	(1,380)	(985)	(1,375)
Foreign currency translation adjustments	(543)	(395)	390
Ending balances	(1,923)	(1,380)	(985)

Total stockholders' equity, ending balances	$14,307	$75,402	$95,085

See accompanying notes to consolidated financial statements.

CALAMP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended February 28,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,490)	$(27,991)	$(56,309)
Less: net income (loss) from discontinued operations, net of tax	-	3,157	(35,152)
Net loss from continuing operations	(32,490)	(31,148)	(21,157)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation expense	16,426	17,389	17,221
Intangible asset amortization	5,332	5,415	4,781
Stock-based compensation	10,211	11,321	11,364
Amortization of debt issuance costs and discount	1,151	10,411	10,180
Impairment losses	-	-	825
Non-cash operating lease cost	3,433	3,713	421
Revenue assigned to factors	(2,680)	(4,566)	(6,291)
Deferred tax assets, net	676	465	(1)
Changes in operating assets and liabilities of continuing operations, excluding effects from acquisitions:
Accounts receivable	(21,734)	1,436	1,624
Inventories	(5,772)	5,164	8,691
Prepaid expenses and other current assets	(10,213)	(219)	(7,311)
Accounts payable	20,533	(4,782)	10,166
Accrued liabilities	(1,305)	796	8,257
Deferred revenue	(1,911)	(14,228)	(6,199)
Operating lease liabilities	(4,663)	(5,585)	(297)
Other	74	595	723
Net cash (used in) provided by operating activities - continuing operations	(22,932)	(3,823)	32,997
Net cash used in operating activities - discontinued operations	-	(395)	(4,412)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(22,932)	(4,218)	28,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sale of marketable securities	-	-	6,264
Purchases of marketable securities	-	-	(6,264)
Capital expenditures	(11,100)	(13,298)	(11,356)
Net cash used in investing activities - continuing operations	(11,100)	(13,298)	(11,356)
Net cash provided by (used in) investing activities - discontinued operations	-	5,721	(2,338)
NET CASH USED IN INVESTING ACTIVITIES	(11,100)	(7,577)	(13,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	-	-	10,000
Repayment of Paycheck Protection Program Loan	-	-	(10,000)
Proceeds from revolving credit facility, net of issuance costs	-	-	19,944
Repayment of 2020 Convertible Notes	-	-	(27,599)
Repayment of revolving credit facility	-	-	(20,000)
Taxes paid related to net share settlement of vested equity awards	(1,865)	(4,173)	(1,628)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	956	1,530	1,967
NET CASH USED IN FINANCING ACTIVITIES	(909)	(2,643)	(27,316)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,352)	(965)	(355)
Net change in cash and cash equivalents	(37,293)	(15,403)	(12,780)
Cash and cash equivalents at beginning of year	79,221	94,624	107,404
Cash and cash equivalents at end of year	$41,928	$79,221	$94,624

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

Recent Events

Transition of MRM Telematics Customers to Subscription Arrangements

In the latter half of Fiscal 2022, we prompted a strategic shift with customers who historically purchased MRM telematics devices from us whereby many of these customers were to be transitioned to subscription-based arrangements by way of bundling services with telematics devices under multi-year (generally three years) subscription contracts. Beginning in Fiscal 2022 and through Fiscal 2023, we transitioned a substantial majority of the MRM business to multi-year subscription contracts. As a result, our financial results associated with such subscription arrangements is reported within our Software & Subscription Services reporting segment prospectively from the effective date of such underlying contracts which in Fiscal 2023 led to growth in our Software & Subscription Services business with a corresponding decline in our Telematics Products business. Long term we believe this shift will allow us to drive revenue growth as we generate incremental revenue from our existing customer base as well as new customers through current and anticipated broader future subscription service offerings.

Basis of Presentation

Our consolidated financial statements include the accounts of CalAmp Corp. (a Delaware corporation) and all of our wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Our consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. Based on our current and projected level of operations, we believe that our future cash flows from operating activities, our existing cash and cash equivalents and our credit facility will provide adequate funds for ongoing operations and working capital requirements for at least the next 12 months. However, our business is subject to various factors that could impact operations, and such impacts could be material.

As further discussed in Note 2, Discontinued Operations, the operating results and cash flows related to the LoJack North America business are presented as discontinued operations.

Certain prior period disclosures have been modified to conform to the current period presentation.

Reportable Segments

As further discussed in Note 19, Segment and Geographic Data, our two reportable segments are Software & Subscription Services and Telematics Products.

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

For some customer arrangements, we have concluded that the subscription services and associated telematics devices are not distinct performance obligations and thus represent a single combined performance obligation. For certain other customer arrangements under which devices are leased in combination with subscription services, we consider the arrangement to be predominately a subscription service and thus a combined single performance obligation for purposes of revenue recognition. In both of these circumstances, we generally recognize the total expected consideration as revenue over the term of the subscription. In customer arrangements for which the embedded lease is an operating lease, we utilize the practical expedient that allows for the combining of lease and nonlease components. Device related costs associated with arrangements in which title to the device is transferred to the customer under a single combined performance obligation are recorded as deferred costs on the balance sheet and are amortized into cost of revenues over the term of the subscription or the estimated in-service lives of the devices. In contractual arrangements under which we provide devices as part of the subscription contract but we retain control of the devices, the cost of the devices is capitalized as property and equipment and depreciated over the estimated useful life of three to five years.

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

The timing of revenue recognition may differ from the timing on our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. As of February 28, 2023 and February 28, 2022, contract assets aggregated for $28.3 million and $11.1 million, respectively. Contract liabilities (deferred revenues) are comprised of payments received from our customers in advance of performance under the contract. During the fiscal year ended February 28, 2023, we recognized $26.4 million in revenue from the deferred revenue balance of $32.1 million as of February 28, 2022.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Sales commissions included in prepaid expenses and other current assets and other assets were $1.7 million and $4.1 million, respectively, as of February 28, 2023.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 19, Segment and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Year Ended February 28,
	2023	2022	2021
Revenue by type of goods and services:
Telematics devices and accessories	$188,881	$182,916	$193,486
Rental income and other services	25,856	19,265	17,844
Recurring application subscriptions	80,212	93,658	97,257
Total	$294,949	$295,839	$308,587

Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$206,447	$195,399	$209,902
Revenue recognized over time	88,502	100,440	98,685
Total	$294,949	$295,839	$308,587

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of February 28, 2023 and February 28, 2022, we have estimated remaining performance obligations for contractually committed revenues of $234.5 million and $202.0 million respectively. As of February 28, 2023, we expect to recognize approximately 49% of the revenue under these remaining performance obligations in Fiscal 2024 and 27% in Fiscal 2025. As of February 28, 2022, we expected to recognize approximately 47% of the then remaining performance obligations in Fiscal 2023 and 24% in Fiscal 2024. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

We analyzed the credit risk associated with our accounts receivables and lease receivables. Since our historical loss rates have not shown any significant differences between customer industries or geographies, we have grouped all accounts receivables and lease receivables into a single portfolio. As described in Note 19, Segment and Geographic Data, we do not have significant international geographic concentrations of revenue, and as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market (net realizable value). Inventories are reviewed for excess quantities and obsolescence based upon usage levels and demand forecasts for a specific time horizon. We record a charge to cost of revenues for the amount required to reduce the carrying value of inventory to estimated net realizable value. Ongoing changes in cellular carrier technology, supplier changes, changes in demand or significant reductions in product pricing may necessitate additional write-downs of inventory carrying value in the future, which could be material.

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

In the fourth quarter of Fiscal 2020 and throughout Fiscal 2021, we determined that the prolonged secular decline in revenues from our legacy LoJack U.S. stolen vehicle recovery (“SVR”) products coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. These factors were further exacerbated by the continuing unfavorable impact that the COVID-19 pandemic has had on the automotive end markets over the past year. As a result, we initiated an assessment of the carrying amount of the related goodwill, intangible and long-lived assets supporting these products including the LoJack tradename and dealer and customer relationships in both fiscal years. Based upon our assessment of economic conditions, our expectations of future business conditions and trends, our projected revenues, earnings, and cash flows, we determined that goodwill and certain of our long-lived assets were impaired in fiscal year 2021 as follows (in thousands):

Year Ended February 28,
2021
LoJack U.S. SVR Products goodwill	$12,023
Other intangible assets:
Developed technology	478
Tradenames	-
Dealer and customer relationships	1,005
Property and equipment and other assets	10,483
Operating lease right-of-use assets and related liabilities	658
Total	$24,647

Of the above amounts, $23.8 million was included in discontinued operations in the year ended February 28, 2021 (see Note 2, Discontinued Operations, for additional information).

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

Convertible Senior Notes and Capped Call Transactions

We account for our convertible senior notes as a single debt instrument measured at amortized cost, net of unamortized debt issuance costs. Debt issuance costs are amortized to interest expense over the term of the notes using the effective interest rate method. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amount is immediately expensed. We account for the cost of the capped calls as a reduction to additional paid-in capital.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive loss during the period. The aggregate foreign currency transaction exchange rate losses included in determining loss from continuing operations before income taxes were $0.1 million, $0.2 million and $0.2 million in fiscal years 2023, 2022 and 2021, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 814-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. Specifically, the new pronouncement removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. We adopted ASU 2020-06 effective March 1, 2022, the beginning of Fiscal 2023, utilizing the modified retrospective approach whereby the cumulative effect of the change in accounting was recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) at the date of adoption. Comparative information has not been restated and continues to be presented in accordance with accounting standards that were in effect for those periods.

Prior to the adoption of ASU 2020-06, we allocated the gross proceeds of the Convertible Notes between the liability and equity components under the cash conversion feature model using the accounting rules in GAAP (ASC 470-20). The carrying amount of the liability component was calculated based on the fair value of a similar debt instrument excluding the embedded conversion option at the issuance date. The carrying amount of the equity component representing the conversion option was calculated by deducting the carrying value of the liability component from the principal amount of the notes as a whole. This difference represented a debt discount and was being amortized to interest expense over the term of the notes using the effective interest rate method. The equity component of the notes was included in stockholders' equity and was not remeasured as long as it continued to meet the conditions for equity classification.

Effective March 1, 2022, we no longer separately present in equity an embedded conversion feature of such debt. Instead, we account for a convertible debt instrument wholly as debt unless (i) the convertible debt instrument contains features that require bifurcation as a derivative or (ii) the convertible debt instrument was issued at a substantial premium. Prior to the adoption of ASU 2020-06, debt issuance costs attributable to the liability component were amortized to interest expense using the effective interest method and debt issuance costs attributable to the equity component were netted with the equity component in stockholders' equity. Upon adoption, the entire amount of debt issuance costs is reflected as a contra-liability and amortized as interest expense using the effective interest method over the respective term of the notes. We account for the cost of the capped calls as a reduction to additional paid-in-capital.

After adopting the new guidance, the use of the if-converted method is required when calculating diluted earnings per share ("EPS") for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. If we make an irrevocable election to settle the principal of the Convertible Notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion.

The below adoption adjustments were calculated based on the carrying amount of the Convertible Notes as if it had always been treated as a liability only. Furthermore, these adjustments address the debt issuance costs contra-liability and equity (additional paid-in capital) components under the same premise (i.e., as if the total amount of debt issuance costs had always been treated as a contra-liability only). Lastly, we derecognized the deferred income taxes associated with the debt discount and adjusted deferred income taxes relative to unamortized debt issuance costs associated with the Convertible Notes. This resulted in a net increase in gross deferred taxes of $9.4 million but no impact to the net deferred tax asset balance due to the valuation allowance recorded against our domestic deferred tax assets. We expect lower interest expense related to the Convertible Notes to be recognized in future periods subsequent to the adoption as a result of accounting for the Convertible Notes as a single liability measured at amortized cost.

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

(1) Prior to adoption, the carrying value of the convertible debt represented the principal amount less the unamortized debt discount and unamortized debt issuance costs. After adoption, the carrying value of convertible debt represents the principal amount less the unamortized debt issuance costs.

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

Concurrent with the closing of the transaction, we also entered into a Transition Services Agreement (the “TSA”) to provide support to Spireon in the transition of customers to its telematics solution and to provide recovery services to the existing installed base of LoJack North America customers, as an agent of Spireon, for a period of six months commencing March 15, 2021. Subsequently, the transition period was extended and then effectively terminated on March 31, 2022. As consideration for these services, Spireon reimbursed us for the direct and certain indirect costs, as well as certain overhead or administrative expenses related to operating the business. Additionally, we entered into a services agreement that commenced April 1, 2022 upon the expiration of the TSA, under which we will provide certain services related to the LoJack North America tower infrastructure for a period no longer than fifty-four months. As consideration for these services, Spireon will pay us a monthly service fee over the stipulated contract term. Further, we entered into a license agreement pursuant to which we license certain intellectual property rights related to the LoJack North America business in the U.S. and Canada to Spireon. In connection with the services provided to Spireon during the years ended February 28, 2023 and 2022, respectively, we incurred a total cost of $3.0 million and $4.4 million of which $1.6 million and $2.3 million was billed to Spireon for the services and the net amount of remaining of $1.4 million and $2.1 million was included within other income (expense) in the consolidated statements of comprehensive loss as these costs represent non-operating expenses.

The operating results and cash flows related to the LoJack North America operations are reflected as discontinued operations in the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the years ended February 28, 2022 and 2021. For the year ended February 28, 2022, we have reported the operating results and cash flows related to the LoJack North America operations through March 14, 2021.

The amounts in the statements of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Year Ended February 28,
	2022	2021
Revenues	$823	$32,692
Cost of revenues	950	21,133
Gross profit	(127)	11,559
Operating expenses:
Research and development	32	1,441
Selling and marketing	167	9,988
General and administrative	75	7,041
Intangible asset amortization	141	2,199
Restructuring	404	2,220
Impairment losses	-	23,822
Total operating expenses	819	46,711
Operating loss from discontinued operations	(946)	(35,152)
Gain on sale of discontinued operations	4,103	-
Net income (loss) from discontinued operations, net of tax	$3,157	$(35,152)

The amounts in the statements of cash flows that are included in discontinued operations are summarized in the following table (in thousands):

	Year Ended February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from discontinued operations, net of tax	$3,157	$(35,152)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by (used in) operating activities:
Depreciation	-	2,260
Intangible asset amortization	141	2,199
Stock-based compensation	25	1,516
Impairment losses	-	23,822
Gain on sale of discontinued operations	(4,103)	-
Non-cash operating lease cost	-	4,901
Changes in operating assets and liabilities:
Accounts receivable	452	2,584
Inventories	425	2,585
Prepaid expenses and other current assets	4	(123)
Accounts payable	(331)	(1,859)
Accrued liabilities	(135)	(1,363)
Deferred revenue	(30)	(428)
Operating lease liabilities	-	(5,354)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(395)	(4,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,338)
Net proceeds from sale of discontinued operations	5,721	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	5,721	(2,338)
Net change in cash and cash equivalents	5,326	(6,750)

NOTE 3 – CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation, and automotive market verticals. One customer in the industrial equipment industry accounted for 17%, 18% and 19% of our consolidated revenue and 14%, 12% and 25% of our consolidated accounts receivable as of and for the years ended February 28, 2023, 2022 and 2021, respectively.

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

	Year Ended February 28,
	2023	2022	2021
Inventory purchases:
Supplier A	13%	14%	20%
Supplier B	19%	13%	14%
Supplier C	16%	15%	10%
Supplier D	10%	10%	22%

	As of February 28,
	2023	2022	2021
Accounts Payable:
Supplier A	10%	3%	17%
Supplier B	22%	15%	11%
Supplier C	12%	11%	8%
Supplier D	9%	7%	5%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer or supplier.

NOTE 4 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of February 28, 2023
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$41,903	$-	$41,903	$41,903	$-
Level 1:
Money market funds	25	-	25	25	-
Mutual funds (1)	341	(3)	338	-	338
Total	$42,269	$(3)	$42,266	$41,928	$338

	As of February 28, 2022
				Balance Sheet Classification of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$28,394	$-	$28,394	$28,394	$-
Level 1:
Money market funds	7,327	-	7,327	7,327	-
Mutual funds (1)	851	107	958	-	958
Level 2:
Repurchase agreements	43,500	-	43,500	43,500	-
Total	$80,072	$107	$80,179	$79,221	$958

(1)
Amounts represent various equities, bonds and money market mutual funds held in a “Rabbi Trust” and are restricted for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in Fiscal 2020. As of February 28, 2023, the cash surrender value of COLI was $5.7 million. See Note 9 for discussion of the deferred compensation plan.
NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	February 28,
	2023	2022
Accounts receivable	$84,726	$64,190
Allowance for doubtful accounts	(1,780)	(2,646)
	$82,946	$61,544

NOTE 6 – INVENTORIES

Inventories consist of the following (in thousands):

	February 28,
	2023	2022
Raw materials	$11,920	$6,090
Finished goods	11,982	12,179
	$23,902	$18,269

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Useful	February 28,
	Life	2023	2022
Leasehold improvements	5 - 10 years	$6,856	$6,853
Recovery system components and law enforcement tracking units	7 to 10 years	884	940
Leased devices	2 to 5 years	31,057	33,632
Plant equipment and tooling	2 - 5 years	10,409	8,960
Office equipment, computers and furniture	3 - 5 years	9,192	8,555
Software	3 - 7 years	47,152	40,885
		105,550	99,825
Less accumulated depreciation and amortization		(75,402)	(65,615)
		30,148	34,210
Fixed assets not yet in service		2,684	3,464
		$32,832	$37,674

Depreciation expense from continuing operations was $16.4 million, $17.4 million and $17.2 million for the fiscal years ended February 28, 2023, 2022, and 2021, respectively.

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

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service. During fiscal year ended February 28, 2023, we wrote-off $0.4 million of fixed assets not yet in service that is included in restructuring charges in the consolidated statements of comprehensive loss as further discussed in Note 11, Restructuring.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2022	$55,256	$39,180	$94,436
Re-allocation	22,991	(22,991)	$-
Effect of exchange rate change on goodwill	(222)	-	(222)
Balance as of February 28, 2023	$78,025	$16,189	$94,214

As further described in Note 1, Description of Business and Summary of Significant Accounting Policies, we began entering into subscription arrangements with customers who historically purchased MRM telematics products from us, which has resulted in growth in Software & Subscription Services revenues and a corresponding decline in Telematics Products revenues as we have transitioned most of the MRM telematics business to long-term subscription contracts. This transition was substantially completed in the fourth quarter of Fiscal 2023. As a result of this customer transition between reporting units, in the fourth quarter of Fiscal 2023, a portion of the goodwill previously associated with our Telematics Products reporting unit was re-allocated amongst the reporting units impacted by this customer transition.

Other intangible assets are comprised as follows (in thousands, except years):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	Feb. 28, 2022	Additions & Adjustments, net (1)	Feb. 28, 2023	Feb. 28, 2022	Amortization Expense	Feb. 28, 2023	Feb. 28, 2022	Feb. 28, 2023
Developed technology	4-6 years	$26,958	(63)	$26,895	$25,470	1,265	$26,735	$1,488	$160
Tradenames	10 years	30,192	(146)	30,046	20,571	2,133	22,704	9,621	7,342
Customer relationships	10-15 years	35,404	209	35,613	14,883	1,930	16,813	20,521	18,800
Patents	5 years	589	-	589	254	4	258	335	331
		$93,143	$0	$93,143	$61,178	$5,332	$66,510	$31,965	$26,633

(1) Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

(2) This table excludes the gross value of fully amortized intangible assets totaling $38.9 million and $23.0 million at February 28, 2023 and February 28, 2022, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. In Fiscal 2021, we determined that the prolonged secular decline in legacy LoJack US SVR products revenue coupled with the slower than anticipated market penetration of our telematics solutions in the U.S. automotive dealership channel represented determinate indications of impairment. As a result, we performed an assessment of the carrying amount of the related intangible assets supporting these products including the LoJack tradename and dealer and customer relationships. Our assessment of the future cash flows generated by these assets concluded that an impairment loss was present. For the fiscal year ended February 28, 2021, we recorded an impairment loss aggregating $1.5 million, which was attributable to $1.0 million of US Dealer relationships and $0.5 million of developed technology. These impairment losses are included within net loss from discontinued operations for fiscal years ended February 28, 2021.

Amortization expense of intangible assets from continuing operations was $5.3 million, $5.4 million and $4.8 million in fiscal years ended February 28, 2023, 2022 and 2021, respectively.

Estimated future amortization expense as of February 28, 2023 is as follows (in thousands):

2024	$4,527
2025	4,412
2026	4,133
2027	2,513
2028	2,266
Thereafter	8,782
$26,633

NOTE 9 – OTHER ASSETS

Other assets consist of the following (in thousands):

	February 28,
	2023	2022
Deferred product cost	$842	$1,493
Deferred compensation plan assets	6,221	7,215
Lease receivables, non-current	22,006	15,118
Prepaid commissions	4,057	2,894
Other	2,952	2,912
	$36,078	$29,632

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

NOTE 10 – FINANCING ARRANGEMENTS

Balances attributable to our financing arrangements consist of the following (in thousands):

	Maturity	Effective	February 28,
	Date	Interest Rate	2023	2022
2025 Convertible Notes, 2.00% fixed rate (2)	August 1, 2025	2.49%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	1,149	3,829
Total term debt			231,149	233,829
Unamortized discount and issuance costs (1)			(3,028)	(41,541)
Less: current portion of long-term term debt			(705)	(2,585)
Long-term debt, net of current portion			$227,416	$189,703

(1) The debt discount associated with the Convertible Notes and related unamortized debt issuance costs as of February 28, 2023 reflects the adoption impact of ASU 2020-06 effective March 1, 2022. See Note 1, Description of Business and Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06.

(2) The effective interest rate was 7.56% prior to the adoption of ASU 2020-06.

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of February 28, 2023 and 2022, the fair value of the convertible notes, based on Level 2 inputs, was $201.0 million and $209.0 million, respectively.

Revolving Credit Facility

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. At our election, the borrowings under this revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. We also pay an unused line fee ranging from 0.50% to 0.75% per annum, based on the level of borrowings, payable quarterly in arrears. Amounts owed under the revolving credit facility are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. The proceeds available under the revolving credit facility could be used for working capital and general corporate purposes, which could include acquisitions. Amounts available for borrowing under the revolving credit facility are reduced by the balance of any outstanding letters of credit. The revolving credit facility contains customary events of default, that upon our default may require us to pay all amounts outstanding and allow PNC Bank to foreclose on collateral. As of February 28, 2023, there were no borrowings outstanding and $2.6 million of outstanding letters of credit under this revolving credit facility and total remaining borrowing availability was $34.2 million.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of February 28, 2023, we were in compliance with our covenants under the revolving credit facility.

Convertible Senior Unsecured Notes - 2025 Convertible Notes

On July 20, 2018, we issued debt of $230.0 million aggregate principal amount of convertible senior unsecured notes due in August 2025 (“2025 Convertible Notes”). These notes were issued under an indenture, dated July 20, 2018 between us and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

Prior to the adoption of ASU 2020-06, as further discussed in Note 1, Description of Business and Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, we accounted for our convertible debt as separate liability and equity components. The value assigned to the liability component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the debt and the estimated fair value of the liability component, representing the value of the embedded conversion option assigned to the equity component, was recorded as a debt discount on the issuance date. The fair value of the liability component was generally determined using a discounted cash flow analysis, in which the projected interest and principal payments are discounted back to the issuance date at a market interest rate that represents a Level 3 fair value measurement. The debt discount was amortized to interest expense using the effective interest method with an effective interest rate equal to the aforementioned market interest rate over the term of the debt. The remaining gross proceeds net of the liability component represented the fair value of the embedded conversion feature that was recorded as an increase in additional paid-in capital within the stockholders’ equity section. The associated deferred tax effect was recorded as a reduction of additional paid-in capital. Approximately $51.9 million, net of tax, was allocated to additional paid-in-capital upon issuance of these notes. The equity component was not re-measured as the embedded conversion option continued to meet the conditions for equity classification.

Further, the issuance costs related to the debt were also allocated to the liability and equity components based on the relative fair values. Issuance costs attributable to the liability component were recorded as a direct deduction from the carrying value of the debt and were being amortized to expense over the term of the debt using the effective interest method. The issuance costs attributable to the equity component were recorded as a charge to the additional paid-in capital within stockholders’ equity. Lastly, the deferred tax effect related to the equity component of the issuance costs were also recorded to additional paid-in capital as such costs are deductible for tax purposes.

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

Upon adoption of ASU 2020-06 on March 1, 2022, we reversed the separation of the debt and equity components and accounted for the Convertible Notes wholly as debt. We also reversed the amortization of the debt discount, with a cumulative effect to accumulated deficit on the adoption date. Prior to the adoption of this pronouncement, debt issuance costs attributable to the liability component were being amortized to interest expense using the effective interest method and debt issuance costs attributable to the equity component were netted with the equity component in Stockholders' equity. Effective March 1, 2022, we reversed the debt issuance costs attributable to the equity component and account for the entire amount as debt issuance costs that will be amortized as interest expense using the effective interest method, with a cumulative effect adjustment to retained earnings (accumulated deficit) on the adoption date. See Note 1, Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements, for further information regarding the adoption of ASU 2020-06 and Note 15, Earnings (Loss) Per Share, for a description of the dilutive nature of the Convertible Notes.

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

2025 Convertible Notes Terms

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

Upon the occurrence of a “make-whole fundamental change”, we will in certain circumstances increase the conversion rate for a specific period of time. Additionally, upon the occurrence of a “fundamental change”, holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. As of February 28, 2023, none of the conditions allowing the holders of the 2025 Convertible Notes to convert have been met.

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

In October and November 2019, we entered into separate, privately negotiated purchase agreements to repurchase approximately $94.9 million in aggregate principal amount of these notes for $94.7 million. The repurchase was accounted for as an extinguishment of debt. The entire repurchase price of $94.7 million was considered as the fair value of the liability as the equity component was de minimis. The fair value of the liability was determined using a discounted cash flow analysis at a market interest rate for nonconvertible debt based on the remaining maturity of the 2020 Convertible Notes, which represented a Level 3 fair value measurement. The carrying value of the repurchased notes was $92.3 million, resulting in a loss on extinguishment of debt of $2.4 million. On May 15, 2020, we repaid the remaining principal balance of $27.6 million of the 2020 Convertible Notes.

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

These arrangements with the Factors met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a contractual right for a defined period. Under this guidance, the arrangement qualified as a debt instrument for accounting purposes due to Synovia’s significant continuing involvement in the generation of cash flows due to the Factors. Further, under ASC 805, Business Combination, we recorded the amounts due to the Factors as a debt obligation at fair value in the opening balance sheet and the outstanding amount is presented as part of our long-term debt in our consolidated balance sheet. The fair value of this debt of $19.7 million was determined using a pre-tax cost of debt of 4.7% at the time of our acquisition of Synovia. The discount of $1.5 million will be amortized under the interest method. During the fiscal year ended February 28, 2023, 2022 and 2021, we recognized $0.1 million, $0.2 million and $0.5 million of interest expense related to this debt, respectively. The non-cash revenues recognized from this arrangement of $2.7 million, $4.6 million and $6.3 million are included as a non-cash activity in our consolidated statements of cash flows for fiscal year ended February 28, 2023, 2022 and 2021, respectively.

Paycheck Protection Program

On April 16, 2020, we received proceeds from a loan in the amount of $10 million (the "PPP Loan") from JPMorgan Chase Bank, N.A., as lender, pursuant to the Small Business Association ("SBA") Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act. At the time we applied for the PPP loan, we believed that we qualified to receive the funds pursuant to the PPP. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that created uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, we repaid in full the principal and interest on the PPP Loan on April 27, 2020.

NOTE 11 – RESTRUCTURING CHARGES

In the fourth quarter of Fiscal 2023, to further progress our strategy of driving growth in our software and subscription services business, we implemented certain cost savings and cost efficiency measures to reduce our expense structure, better align our personnel to a subscription services business model, and terminate non-core initiatives not deemed to be key towards our strategic direction. The implementation of these measures resulted in a restructuring charge of $4.6 million for the fiscal year ended February 28, 2023, which was comprised of $1.5 million of severance and employee related costs and the write-off of $3.1 million of amounts previously capitalized in connection with technology initiatives that were determined would no longer provide future benefit. $2.3 million of these restructuring charges were attributable to the Telematics Products reportable segment, and $2.3 million of these restructuring charges were attributable to the Software & Subscription Services reportable segment.

In Fiscal 2019, we commenced a plan to capture certain synergies and cost savings related to streamlining our global operations and sales organization, as well as rationalize certain leased properties that were not fully occupied. This plan was aligned with our strategy to integrate the global sales organization and further outsource manufacturing functions in order to drive operational efficiency, increase supplier geographic diversity, and reduce operating expenses. Through Fiscal 2022, total restructuring charges related to this plan aggregated $17.9 million, and were comprised primarily of $11.1 million in severance and employee related costs, and $6.8 million for vacant office and manufacturing facilities as well as terminated tower infrastructure leases. Substantially all charges related to severance and employee costs were under the Telematics Products reportable segment.

The following table summarizes restructuring charges for the fiscal years ended February 28, 2023, 2022 and 2021 (in thousands):

	Year Ended February 28,
	2023				2022			2021
	Personnel	Facilities	Software	Total	Personnel	Facilities	Total	Personnel	Facilities	Total
Cost of revenue	$127	$-	$-	$127	$218	$376	$594	$530	$850	$1,380
Research and development	235	-	-	235	57	-	57	33	-	33
Selling and marketing	548	-	412	960	247	-	247	820	-	820
General and administrative	589	-	2,675	3,264	100	6	106	2,521	-	2,521
Total	$1,499	$-	$3,087	$4,586	$622	$382	$1,004	$3,904	$850	$4,754

Restructuring charges of $0.4 million, and $2.2 million for fiscal years ended February 28, 2022, and 2021 were included within discontinued operations, respectively.

The following table summarizes changes in restructuring liabilities, which are reported within other current and non-current liabilities (in thousands):

	Personnel	Facilities	Total
Restructuring liabilities as of February 28, 2021	$2,637	$891	$3,528
Charges	622	382	1,004
Payments	(3,129)	(424)	(3,553)
Restructuring liabilities as of February 28, 2022	$130	$849	$979
Charges	1,499	-	1,499
Payments	(582)	(376)	(958)
Restructuring liabilities as of February 28, 2023	$1,047	$473	$1,520

The restructuring liabilities related to personnel were included in accrued payroll and employee benefits in our consolidated balance sheets as of February 28, 2023 and 2022.

NOTE 12 – LEASES

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

The following table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

		February 28,
	Classification	2023	2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,293	$12,327

Liabilities
Operating lease liabilities (current)	Other current liabilities	$4,884	$5,086
Operating lease liabilities (noncurrent)	Operating lease liabilities	12,314	13,382
Total lease liabilities		$17,198	$18,468

Lease Costs

The following lease costs were included in our consolidated statements of comprehensive income (loss) as follows (in thousands):

	Years ended February 28,
	2023	2022	2021
Operating lease cost	$4,330	$4,741	$6,842
Short-term lease cost	155	75	168
Variable lease cost	123	102	442
Total lease cost	$4,608	$4,918	$7,452

Supplemental Information

The table below presents supplemental information related to operating leases (in thousands, except weighted-average information):

	Years ended February 28,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$5,465	$6,005
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,402	$3,087
Weighted average remaining lease term	4.0 years	3.8 years
Weighted average discount rate	5.24%	5.17%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of February 28, 2023 (in thousands):

2024	$5,594
2025	4,739
2026	3,957
2027	2,199
2028	1,179
Thereafter	1,231
Total minimum lease payments	18,899
Less imputed interest	(1,701)
Present value of future minimum lease payments	17,198
Less current obligations under leases	(4,884)
Long-term lease obligations	$12,314

NOTE 13 – INCOME TAXES

Our loss from continuing operations before income taxes consists of the following (in thousands):

	Year Ended February 28,
	2023	2022	2021
Domestic	$(25,352)	$(22,943)	$(16,964)
Foreign	(5,987)	(7,118)	(3,632)
Total loss before income taxes	$(31,339)	$(30,061)	$(20,596)

The components of income tax provision consists of the following (in thousands):

	Year Ended February 28,
	2023	2022	2021
Current:
State	$(172)	$(33)	$40
Foreign	(303)	(589)	(602)
Total current	(475)	(622)	(562)
Deferred:
Federal	(29)	(31)	(59)
State	3	(6)	(18)
Foreign	(650)	(428)	78
Total deferred	(676)	(465)	1
Income tax provision	$(1,151)	$(1,087)	$(561)

The income tax provision differs from the amount obtained by applying the statutory rate as follows (in thousands):

	Year Ended February 28,
	2023	2022	2021
Income tax benefit at U.S. statutory federal rate	$6,581	$6,313	$4,325
State income tax benefit, net of federal income tax effect	580	730	602
Foreign tax benefit (provision) exclusive of valuation allowance change	428	(1,385)	900
U.S. taxes on foreign income	-	-	(306)
Valuation allowance increases	(9,199)	(7,672)	(5,825)
Research and other tax credits	1,485	1,544	1,322
Tax expense on vested and exercised equity awards	(1,095)	(112)	(851)
Non-deductible expenses	(48)	(791)	(655)
Other, net	117	286	(73)
Total income tax provision	$(1,151)	$(1,087)	$(561)

The components of net deferred income tax assets for income tax purposes are as follows (in thousands):

	February 28,
	2023	2022
Net operating loss carryforwards	$37,772	$33,379
Depreciation, amortization and impairments	(3,346)	(5,001)
Research and development credits	24,632	23,484
Stock-based compensation	1,466	1,795
Other tax credits	2,137	2,211
Capitalized research costs	8,741	2,657
ROU asset	(3,032)	(3,122)
Lease liabilities	4,228	4,667
Payroll and employee benefit accruals	2,007	1,906
Allowance for doubtful accounts	377	677
Other accrued liabilities	356	3,365
Convertible debt	1,966	(6,573)
Capitalized interest	7,124	5,399
Other, net	619	2,837
Total deferred tax assets	85,047	67,681
Valuation allowance	(82,014)	(63,732)
Net deferred tax assets	$3,033	$3,949

Reported as:
Deferred tax assets	$3,275	$4,165
Deferred tax liabilities	(242)	(216)
Net deferred tax assets	$3,033	$3,949

As of February 28, 2023, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to net operating losses and tax credits in domestic and certain foreign jurisdictions for which we cannot assert that they are more likely than not going to be realized. For Fiscal year 2023, we increased the valuation allowance against our domestic and foreign net deferred tax assets by approximately $16.2 million and $2.1 million, respectively. For Fiscal year 2022, we considered positive and negative evidence, in assessing our ability to realize our domestic and foreign net deferred tax assets and concluded that it is more likely than not that our domestic and many of our foreign net deferred tax assets will not be realized. As such, we increased the valuation allowance against our domestic and foreign net deferred tax asset by approximately $5.6 million and $1.3 million, respectively, for Fiscal year 2022. The amount of the net deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

At February 28, 2023, we had net operating loss carryforwards of approximately $33.6 million, $87.8 million and $24.0 million for federal, state and foreign purposes, respectively, expiring at various dates through fiscal year 2040. Approximately $47.0 and $37.3 million of federal and foreign net operating loss carryforwards do not expire, respectively. The federal net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. If substantial changes in our ownership were to occur, there may be certain annual limitations on the amount of the NOL carryforwards that can be utilized.

As of February 28, 2023, we had R&D tax credit carryforwards of $12.1 million and $12.6 million for federal and state income tax purposes, respectively. The federal R&D tax credits expire at various dates through fiscal year 2043. A substantial portion of the state R&D tax credits have no expiration date. As of February 28, 2023, we had foreign tax credit carryforwards of $1.8 million for federal income tax purposes which expire beginning in fiscal year 2024 through fiscal year 2033.

We accounted for stock-based compensation pursuant to ASU 2016-09 and we have tax deductions on exercised stock options and vested restricted stock awards that did not exceed stock compensation expense amounts recognized for financial reporting purposes in Fiscal 2023and 2022. The gross shortfall was $1.3 million and $0.7 million in Fiscal 2023 and 2022, respectively. We follow ASC Topic 740, Income Taxes, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Management determined based on our evaluation of our income tax positions that we have uncertain tax benefit of $1.4 million, $1.6 million, and $1.8 million at February 28, 2023, 2022 and 2021, respectively, for which we have not yet recognized an income tax benefit for financial reporting purposes.

At February 28, 2023, we decreased the uncertain tax benefits related to certain foreign net operating loss carryforwards and domestic tax credits by $0.2 million. At February 28, 2022, we decreased the uncertain tax benefits related to certain foreign net operating loss carry forwards and domestic tax credits by $0.1 million. If total uncertain tax benefits were realized in a future period, it would result in a tax benefit of $0.7 million. As of February 28, 2023 and 2022, our liabilities for uncertain tax benefits were netted against our deferred tax assets on our consolidated balance sheet. It is reasonably possible the amount of unrecognized tax benefits could be reduced within the next 12 months by at least $0.5 million.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. No amounts of interest and/or penalties have been accrued as of February 28, 2023.

	Year Ended February 28,
	2023	2022	2021
Gross amounts of unrecognized tax benefits as of the beginning of the period	$1,647	$1,750	$2,172
Decreases related to prior period tax positions	(155)	(45)	(2)
Decreases from lapse in statute of limitations	-	-	(550)
Foreign currency translation adjustment	(45)	(58)	130
Gross amounts of unrecognized tax benefits as of the end of the period	$1,447	$1,647	$1,750

We file income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, Ireland, Italy, United Kingdom, the Netherlands, Brazil, Spain, Mexico, Japan, Hong Kong and New Zealand. Certain income tax returns for the years 2018 through 2021 remain open to examination by U.S. federal and state tax authorities. To the extent allowed by law, the tax authorities may have the right to examine prior periods in which net operating losses or tax credits were generated and carried forward, and to make adjustments up to the net operating loss or tax credit carryforward amount. Our tax returns in the foreign jurisdictions remain open for examination for varying years by jurisdiction with certain jurisdictions being open for examination from 2017 to the present.

For the fiscal years ended February 28, 2023 and 2022, we assert our intention to indefinitely reinvest foreign earnings in all our non-U.S. subsidiaries and accordingly, recorded no deferred income taxes on outside basis differences.

NOTE 14 – STOCKHOLDERS' EQUITY

Employee Stock Purchase Plan

On June 7, 2018, our Board of Directors adopted the CalAmp Corp. 2018 Employee Stock Purchase Plan (the “ESPP”), which was approved by our stockholders on July 25, 2018. The ESPP provides for the issuance of 1.75 million shares of our common stock. The first enrollment under the ESPP Plan commenced in February 2019. There are two enrollment periods each year that commence on February 1st and August 1st and lasts for six months. Stock-based compensation expense related to the ESPP Plan for the years ended February 28, 2023, 2022 and 2021 were $0.4 million, $0.4 million and $0.7 million respectively.

Stock-Based Compensation

Our Board of Directors adopted the 2004 Incentive Stock Plan (the 2004 Plan) effective July 30, 2004, which provides for the granting of qualified and non-qualified stock options, restricted stock, performance stock units (PSUs), restricted stock units (RSUs), phantom stock and bonus stock to employees and directors. The primary purpose of the 2004 Plan is to enhance our ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock options under the 2004 Plan will have a term of not more than 10 years and the vesting of the awards will be at the discretion of the Human Capital Committee of the Board of Directors but is not expected to exceed four years. We treat equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the requisite service period of the entire award. As of February 28, 2023, there were 1.1 million award units in the 2004 Plan that were available for grant.

The following table summarizes our stock option activity (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 29, 2020	1,071	$14.65	6.2
Granted	-	-
Exercised	(141)	4.07
Forfeited or expired	(152)	17.52
Outstanding at February 28, 2021	778	$16.01	6.0
Granted	-	-
Exercised	(33)	7.53
Forfeited or expired	(81)	16.45
Outstanding at February 28, 2022	664	$16.38	5.4
Granted	-	-
Exercised	-	-
Forfeited or expired	(158)	17.52
Outstanding at February 28, 2023	506	$16.02	4.0	$-

Exercisable at:
February 28, 2021	507	$15.80	5.2	$123
February 28, 2022	556	$15.98	5.2	$33
February 28, 2023	477	$15.74	4.0	$-

No options were granted in fiscal years 2023, 2022, and 2021.

Changes in our outstanding restricted stock shares, PSUs and RSUs for the fiscal years ended February 28, 2023, 2022 and 2021 were as follows (shares in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 29, 2020	2,215	$14.47
Granted	1,885	7.91
Vested	(656)	15.07	214
Forfeited	(391)	11.95
Outstanding at February 28, 2021	3,053	$10.61
Granted	1,629	11.09
Vested	(994)	12.01	343
Forfeited	(748)	10.63
Outstanding at February 28, 2022	2,940	$10.39
Granted	2,542	4.66
Vested	(1,045)	11.07	397
Forfeited	(931)	7.72
Outstanding at February 28, 2023	3,506	$6.75

Stock-based compensation expense is included in the following captions of the consolidated statements of comprehensive loss (in thousands):

	Year Ended February 28,
	2023	2022	2021
Cost of revenues	$120	$125	$501
Research and development	2,397	3,005	2,690
Selling and marketing	2,600	2,369	2,333
General and administrative	5,094	5,782	4,833
Restructuring	-	40	1,007
	$10,211	$11,321	$11,364

As of February 28, 2023, there was $15.1 million of unrecognized stock-based compensation cost related to non-vested equity awards, which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock and RSU Awards

The aggregate fair value of stock options exercised and vested restricted stock and RSU awards as of the exercise date or vesting date was $5.6 million, $13.0 million and $9.4 million for fiscal years ended February 28, 2023, 2022, and 2021, respectively. In connection with these equity awards, the excess stock compensation tax deductions were $0 for fiscal years presented.
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

	Year Ended February 28,
	2023	2022	2021
Net loss from continuing operations	$(32,490)	$(31,148)	$(21,157)
Net income (loss) from discontinued operations, net of tax	-	3,157	(35,152)
Net loss	$(32,490)	$(27,991)	$(56,309)

Basic and diluted weighted average number of common shares outstanding	36,132	35,254	34,389

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.90)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	-	0.09	(1.02)
Net loss	$(0.90)	$(0.79)	$(1.64)

Shares subject to anti-dilutive stock options and restricted stock-based awards were excluded from the computation of diluted earnings per share for the fiscal years presented which included outstanding stock options in the amount of 0.5 million, 0.7 million and 0.8 million as well as restricted stock based awards in the amount of 3.5 million, 2.9 million and 3.1 million for all fiscal years ended February 28, 2023, 2022, and 2021, respectively.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the convertible senior notes. It is our intent to settle the principal amount of these notes with cash. From the time of the issuance of the notes, the average market price of our common stock has been less than the initial conversion price of the notes, and consequently no shares have been included in diluted earnings per share for the conversion value of the notes.

We adopted ASU 2020-06 on March 1, 2022 under the modified retrospective method and applied the new guidance to our 2025 Convertible Notes outstanding as of that date. We have not changed previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. Since we had a net loss for the year ended February 28, 2023, the 2025 Convertible Notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share as a result of adopting the new pronouncement.

NOTE 16 – EMPLOYEE RETIREMENT PLAN

We maintain a 401(k) defined-contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The current matching contribution to the plan is equal to 100% of the first 3% of participants’ compensation contribution plus 50% of the next 2% contributed by the participant. We recorded expense for the matching contributions of $1.8 million, $1.6 million and $1.9 million in fiscal years ended February 28, 2023, 2022 and 2021, respectively.

NOTE 17 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	February 28,
	2023	2022
Operating lease liabilities	$4,884	$5,086
Omega litigation reserve	-	3,000
Customer deposits	2,492	2,586
Warranty reserves	1,868	1,823
Other	6,621	6,456
	$15,865	$18,951

Other non-current liabilities consist of the following (in thousands):

	February 28,
	2023	2022
Deferred revenue	$11,104	$13,496
Deferred compensation plan liability	5,727	6,800
Deferred tax liability	242	216
Other	2,510	2,128
	$19,583	$22,640

Supplemental Income Statement Information

Interest expense consists of the following (in thousands):

	Year Ended February 28,
	2023	2022	2021
Interest expense on 2020 Convertible Notes:
Stated interest at 1.625% per annum	$-	$-	$93
Amortization of discount and issuance costs	-	-	289
	-	-	382
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	4,600	4,600	4,587
Amortization of discount and issuance costs	1,053	10,134	9,378
	5,653	14,734	13,965
Other interest expense	607	589	1,140
Total interest expense	$6,260	$15,323	$15,487

Supplemental Cash Flow Information

“Net cash (used in) provided by operating activities” in the consolidated statements of cash flows includes cash payments for interest and income taxes. The following is our supplemental schedule of cash payments for interest and income taxes and non-cash investing and financing activities (in thousands):

	Year Ended February 28,
	2023	2022	2021
Cash payments for interest and income taxes:
Interest expense paid	$4,910	$4,803	$5,320
Income tax paid, net of refunds	$67	$508	$643
Non-cash investing and financing activities:
Accrued liability for capital expenditures	$803	$1,074	$(604)

Valuation and Qualifying Accounts

Following is our schedule of valuation and qualifying accounts for the last three years (in thousands):

	Balance at beginning of year	Charged (credited) to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts:
Fiscal 2021	$2,264	$2,163	$(769)	$3,658
Fiscal 2022	3,658	156	(1,168)	2,646
Fiscal 2023	2,646	(272)	(594)	1,780
Warranty reserve:
Fiscal 2021	$987	$2,729	$(2,459)	$1,257
Fiscal 2022	1,257	2,239	(1,673)	1,823
Fiscal 2023	1,823	1,676	(1,631)	1,868
Deferred tax assets valuation allowance:
Fiscal 2021	$45,560	$11,288	$-	$56,848
Fiscal 2022	56,848	6,884	-	63,732
Fiscal 2023	63,732	18,282	-	82,014

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Omega patent claim

In December 2013, a patent infringement lawsuit was filed against us by Omega Patents, LLC (“Omega”), a non-practicing entity. Omega alleged that certain of our vehicle tracking products infringed on four patents owned by Omega. The parties commenced a mediation on April 12, 2022, and on May 17, 2022, CalAmp and Omega executed an agreement for a settlement and release and a covenant not to sue under certain patents. On June 1, 2022, we paid $4.9 million pursuant to this settlement agreement. The parties filed a Joint Stipulation of Dismissal With Prejudice on June 15, 2022, and on June 16, 2022, the court dismissed the case with prejudice.

Philips patent claim

On December 17, 2020, Koninklijke Philips N.V. (“Philips”) filed four separate legal actions against us, and several other companies, accusing the companies of infringing Philips’s 3G and 4G wireless standard-essential patents: (1) first, in the U.S. District Court, District of Delaware, Philips v. Quectel Wireless Solutions Co. Ltd. (“Quectel”), CalAmp, Xirgo Technologies, LLC (“Xirgo”), and Laird Connectivity, Inc. (“Laird”), Philips alleges that our location monitoring units infringe certain claims of U.S. Patent No. 7,831,271 (“the ’271 patent”), U.S. Patent No. 8,199,711 (“the ’711 patent”), U.S. Patent No. 7,554,943 (“the ’943 patent”), and U.S. Patent No. 7,944,935 (“the ’935 patent”) (all four patents collectively, the “Patents”); (2) second, in the U.S. District Court, District of Delaware, Philips v. Telit Wireless Solutions, Inc., Telit Communications Plc, (collectively, “Telit”), and CalAmp, Philips alleges that our location monitoring units and certain modules therein infringe certain claims of the Patents; (3) third, in the U.S. District Court, District of Delaware, Philips v. Thales DIS AIS USA LLC (F/K/A Gemalto IoT LLC “Gemalto”) F/K/A Cinterion Wireless Modules NAFTA LLC (“Cinterion”), Thales DIS AIS Deutschland GmbH (F/K/A Gemalto M2M GmbH), Thales USA, Inc., Thales S.A., (collectively, “Thales”), CalAmp, Xirgo, and Laird, Philips alleges that our location monitoring units infringe certain claims of the Patents, and (4) fourth, before The International Trade Commission (“ITC”), Philips v. Quectel, CalAmp, Xirgo, Laird, Thales, Gemalto, Cinterion, and Telit, Philips alleges violations of section 337 of the U.S. Tariff Act based upon our importation into the United States, the sale for importation, and the sale within the United States after importation of certain UMTS (Universal Mobile Telecommunications System) and LTE (Long Term Evolution) cellular communication modules and products containing the same by reason of our location monitoring units that allegedly infringe on certain claims of the Patents.

On April 1, 2022, the administrative law judge (“ALJ”) at the ITC issued a Final Initial Determination on the question of violation of section 337 (19 U.S.C. § 1337). The ALJ determined that a violation of section 337 has not occurred with respect to any of the Patents. On July 6, 2022, the ITC affirmed the Final Initial Determination of no violation of Section 337 and terminated the investigation and the deadline for any appeal has passed.

While the district court case against Thales was recently reopened to set a status conference, the district court cases against Quectel and Telit are currently stayed. Considering the ITC’s determination of no infringement of any of the Patents we believe that we have strong defenses in the Delaware district court cases. Also, we believe we have strong indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are co-defendants in these proceedings, should the stays be removed in the three district court cases. Currently, it is not feasible to predict with certainty the outcome of the three district court cases, and no specific amount of damages has been identified. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

NOTE 19 – SEGMENT AND GEOGRAPHIC DATA

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

Information by business segment is as follows (in thousands):

	Year ended February 28, 2023
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$184,728	$110,221		$294,949
Gross profit	$79,478	$29,533		$109,011
Gross margin	43.0%	26.8%		37.0%
Adjusted EBITDA	$25,374	$(4,275)	$(3,025)	$18,074

	Year ended February 28, 2022
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$154,315	$141,524		$295,839
Gross profit	$76,945	$44,941		$121,886
Gross margin	49.9%	31.8%		41.2%
Adjusted EBITDA	$32,979	$(3,990)	$(4,309)	$24,680

	Year ended February 28, 2021
	Operating Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$129,933	$178,654		$308,587
Gross profit	$65,411	$56,994		$122,405
Gross margin	50.3%	31.9%		39.7%
Adjusted EBITDA	$32,226	$4,854	$(4,974)	$32,106

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

	Year Ended February 28,
	2023	2022	2021
Net loss from continuing operations	$(32,490)	$(31,148)	$(21,157)
Investment income	(989)	(1,175)	(2,119)
Interest expense	6,260	15,323	15,487
Income tax provision	1,151	1,087	561
Depreciation and amortization	21,758	22,804	22,002
Stock-based compensation	10,211	11,321	10,357
Non-recurring legal expenses, net of reversal of litigation provision	5,158	2,518	2,262
Restructuring	4,586	600	2,534
Impairment losses	-	-	825
Costs incurred in transition of LoJack North America business to acquiror	1,347	2,103	-
Other	1,082	1,247	1,354
Adjusted EBITDA	$18,074	$24,680	$32,106

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Year Ended February 28,
	2023	2022	2021
United States	$185,468	$197,178	$200,665
EMEA	54,695	51,771	58,470
LATAM	32,010	24,760	27,110
APAC	18,450	19,028	16,820
All other	4,326	3,102	5,522
	$294,949	$295,839	$308,587

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in fiscal years ended February 28, 2023, 2022 and 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on their evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2023, that our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to allow such information to be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2023. In making this assessment, management used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that as of February 28, 2023 our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of February 28, 2023 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CalAmp Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CalAmp Corp. and subsidiaries (the “Company”) as of February 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 28, 2023, of the Company and our report dated April 27, 2023, expressed an unqualified opinion on those financial statements.

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
April 27, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2014).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 20, 2023)

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

10.3

First Amendment to Credit Agreement, dated as of July 16, 2018, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the period ended February 28, 2022)

10.4

Second Amendment to Credit Agreement, dated as of March 27, 2020, among the Company, the lenders from time to time party thereto, and JPMorgan, N.A. as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 27, 2020).

10.5

Third Amendment to Credit Agreement, dated as of March 30, 2022, among the Company, the lenders from time to time party thereto, and JPMorgan N.A. as Agents (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the period ended February 28, 2022)

10.6

Confirmation of Base Call Option Transaction, dated July 17, 2018, between the Company and Nomura Global Financial Products Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 20, 2018).

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

10.14

Revolving Credit and Security Agreement dated as of July 13, 2022, among the Company, CalAmp Wireless Networks Corporation, Synovia Solutions, LLC, and PNC Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 15, 2022)

(ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (b) of this Report:

10.15	Offer Letter, executed on August 21, 2020, by and between the Company and Kirsten Wolberg (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 26,2020).

Exhibit Number	Description

10.16	CalAmp Corp. Amended and Restated 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2020).

10.17	CalAmp Corp. Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed June 21, 2021).

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

10.21	Offer Letter, dated April 2, 2021, by and between the Company and Henry Maier (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 7, 2021).

10.22

Employment Agreement between the Company and Jeffrey Clark, dated November 1, 2021 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the period ended February 28, 2022)

10.23

Employment Agreement between the Company and Monica Van Berkel, dated November 1, 2021 (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the period ended February 28, 2022)

10.24

Employment Agreement between the Company and Nathan Lowstuter, dated November 1, 2021 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the period ended February 28, 2022)

10.25

Employment Agreement between the Company and Richard Scott, dated November 1, 2021 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the period ended February 28, 2022)

10.26

Employment Agreement between the Company and Brennan Carson dated June 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2022)

10.27	Letter Agreement between the Company and Kurtis Binder, dated August 17, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 23, 2022)

10.28	Employment Agreement between the Company and Jikun Kim dated January 9, 2023

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of February 28, 2023 and February 28, 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended February 28, 2023, February 28, 2021 and February 29, 2020, (iii) Consolidated Statement of Stockholders’ Equity for the years ended February 28, 2023, February 28, 2021 and February 29, 2020, (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2023, February 28, 2021 and February 29, 2020, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2023.

CALAMP CORP.

By:	/s/ Jeffery Gardner
Jeffery Gardner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Maier	Chair of the Board of Directors	April 27, 2023
Henry Maier

/s/ Scott Arnold	Director	April 27, 2023
Scott Arnold

/s/ Jason Cohenour	Director	April 27, 2023
Jason Cohenour

/s/ Wesley Cummins	Director	April 27, 2023
Wesley Cummins

/s/ Roxanne Oulman	Director	April 27, 2023
Roxanne Oulman

/s/ Jorge Titinger	Director	April 27, 2023
Jorge Titinger

/s/ Kirsten Wolberg	Director	April 27, 2023
Kirsten Wolberg

/s/ Jeffery Gardner	President, Chief Executive Officer and
Jeffery Gardner	Director (principal executive officer)	April 27, 2023

/s/ Jikun Kim	Senior Vice President, Chief Financial Officer
Jikun Kim	(principal accounting and financial officer)	April 27, 2023