Form 10-Q
period 2023-05-31
CalAmp Corp.
filed 2023-07-10
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of July 7, 2023 was 37,572,834.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	May 31,	February 28,
Assets	2023	2023
Current assets:
Cash and cash equivalents	$34,960	$41,928
Accounts receivable, net	85,033	82,946
Inventories	24,336	23,902
Prepaid expenses and other current assets	23,848	26,019
Total current assets	168,177	174,795
Property and equipment, net	31,526	32,832
Operating lease right-of-use assets	11,632	12,293
Deferred income tax assets	3,624	3,275
Goodwill	94,708	94,214
Other intangible assets, net	25,695	26,633
Other assets	36,872	36,078
Total assets	$372,234	$380,120
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$276	$705
Accounts payable	47,904	52,716
Accrued payroll and employee benefits	11,583	11,766
Deferred revenue	22,143	25,448
Other current liabilities	17,523	15,865
Total current liabilities	99,429	106,500
Long-term debt, net of current portion	227,690	227,416
Operating lease liabilities	11,277	12,314
Other non-current liabilities	21,394	19,583
Total liabilities	359,790	365,813
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 37,466 and 37,388 shares issued and outstanding at May 31, 2023 and February 28, 2023, respectively	375	374
Additional paid-in capital	186,592	184,672
Accumulated deficit	(172,848)	(168,816)
Accumulated other comprehensive loss	(1,675)	(1,923)
Total stockholders' equity	12,444	14,307
Total liabilities and stockholders' equity	$372,234	$380,120

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2023	2022
Revenues:
Products	$46,298	$39,395
Application subscriptions and other services	24,593	25,331
Total revenues	70,891	64,726
Cost of revenues:
Products	30,615	25,735
Application subscriptions and other services	13,215	13,344
Total cost of revenues	43,830	39,079
Gross profit	27,061	25,647
Operating expenses:
Research and development	5,842	7,000
Selling and marketing	11,023	11,478
General and administrative	11,354	15,162
Intangible asset amortization	1,222	1,342
Total operating expenses	29,441	34,982
Operating loss	(2,380)	(9,335)
Non-operating income (expense):
Investment income (loss)	207	(114)
Interest expense	(1,678)	(1,533)
Other expense, net	(129)	(942)
Total non-operating expenses	(1,600)	(2,589)
Loss from operations before income taxes	(3,980)	(11,924)
Income tax provision	(52)	(249)
Net loss	$(4,032)	$(12,173)
Loss per share:
Basic	$(0.11)	$(0.34)
Diluted	$(0.11)	$(0.34)
Shares used in computing loss per share:
Basic	36,632	35,723
Diluted	36,632	35,723
Comprehensive loss:
Net loss	$(4,032)	$(12,173)
Other comprehensive income (loss):
Foreign currency translation adjustments	248	189
Total comprehensive loss	$(3,784)	$(11,984)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,032)	$(12,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,328	4,156
Intangible asset amortization	1,222	1,342
Stock-based compensation	2,178	2,960
Amortization of debt issuance costs and discount	281	304
Noncash operating lease cost	842	893
Revenue assigned to factors	(436)	(784)
Deferred tax assets, net	(304)	109
Other	22	-
Changes in operating assets and liabilities:
Accounts receivable	(1,868)	(4,754)
Inventories	(257)	(1,105)
Prepaid expenses and other assets	1,723	(1,252)
Accounts payable	(6,008)	(2,692)
Accrued liabilities	1,767	1,428
Deferred revenue	(1,342)	(2,662)
Operating lease liabilities	(1,096)	(1,320)
NET CASH USED IN OPERATING ACTIVITIES	(2,980)	(15,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,958)	(3,630)
NET CASH USED IN INVESTING ACTIVITIES	(1,958)	(3,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(257)	(425)
NET CASH USED IN FINANCING ACTIVITIES	(257)	(425)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,773)	(576)
Net change in cash and cash equivalents	(6,968)	(20,181)
Cash and cash equivalents at beginning of period	41,928	79,221
Cash and cash equivalents at end of period	$34,960	$59,040

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	May 31,
	2023	2022
Total stockholders' equity, beginning balances	$14,307	$75,402

Common stock and additional paid-in capital:
Beginning balances	185,046	242,747
Cumulative-effect adjustment related to the adoption of ASU 2020-06	-	(67,003)
Stock-based compensation expense	2,178	2,960
Shares issued on net share settlement of equity awards	(257)	(425)
Exercise of stock options and contributions to employee stock purchase plan	-	-
Ending balances	186,967	178,279

Accumulated deficit:
Beginning balances	(168,816)	(165,965)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	29,639
Net (loss) income	(4,032)	(12,173)
Ending balances	(172,848)	(148,499)

Accumulated other comprehensive income (loss):
Beginning balances	(1,923)	(1,380)
Foreign currency translation adjustments	248	189
Ending balances	(1,675)	(1,191)

Total stockholders' equity, ending balances	$12,444	$28,589

See accompanying notes to condensed consolidated financial statements.

203CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2023 AND 2022

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

Basis of Presentation

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at May 31, 2023 and our results of operations for the three months ended May 31, 2023 and 2022. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 29, 2024.

Certain notes and other information included in the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023 are condensed in or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2023 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 28, 2023.

All intercompany transactions and accounts have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. Based on our current and projected level of operations, we believe that our future cash flows from operating activities, our existing cash and cash equivalents and our revolving credit facility will provide adequate funds for ongoing operations and working capital requirements for at least the next 12 months. However, our business is subject to various factors that could materially impact our assumptions leading to the future consumption of our available cash.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered all known and reasonably available information that existed throughout the three months ended May 31, 2023 in making accounting judgements, estimates and disclosures. We are monitoring the potential effects of the health care related and economic conditions of COVID-19 in assessing certain matters including (but not limited to) supply chain disruptions, decreases in customer demand for our products and services, potential longer-term effects on our customer and distribution channels particularly in the U.S. and relevant end markets as well as other developments. If the impact results in longer term closures of businesses and economic recessionary conditions, we may recognize material asset impairments and charges for uncollectible accounts receivable in future periods.

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

The timing of revenue recognition may differ from the timing of our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. Contract liabilities (deferred revenues) are comprised of billings or payments received from our customers in advance of performance under the contract. During the fiscal quarter ended May 31, 2023, we recognized $9.5 million in revenue from the deferred revenue balance of $36.6 million as of February 28, 2023.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Sales commissions included in prepaid expenses and other current assets and other assets were $1.7 million and $4.1 million, respectively, as of May 31, 2023.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 12, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended
	May 31,
	2023	2022
Revenue by type of goods and services:
Telematics devices and accessories	$46,291	$39,395
Rental income and other services	$5,434	4,270
Recurring application subscriptions (1)	$19,166	21,061
Total	$70,891	$64,726

	Three Months Ended
	May 31,
	2023	2022
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$48,551	$41,489
Revenue recognized over time	$22,340	23,237
Total	$70,891	$64,726

(1) Recurring application subscriptions includes zero and $0.8 million during the three months ended May 31, 2023 and 2022, respectively, attributable to the auto vehicle finance business which has been completely wound down.

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of May 31, 2023 and February 28, 2023, we have estimated remaining performance obligations for contractually committed revenues of $217.5 million and $234.5 million respectively. As of May 31, 2023, we expect to recognize approximately 40% of the revenue under these remaining performance obligations in the remainder of fiscal 2024 and 29% in fiscal 2025. As of February 28, 2023, we expected to recognize approximately 49% of the then remaining performance obligations in fiscal 2024 and 27% in fiscal 2025. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

We group all accounts receivables and lease receivables into a single portfolio and analyze the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies. As disclosed in Note 12, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States.

The allowance for doubtful accounts totaled $2.0 million and $1.8 million as of May 31, 2023 and February 28, 2023, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was $0.2 million and ($0.3) million for the three months ended May 31, 2023. and 2022, respectively.

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

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of May 31, 2023
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$34,934	$—	$34,934	$34,934	$—
Level 1:
Money market funds	26	—	26	26	—
Mutual funds (1)	369	(8)	361	—	361
Total	$35,329	$(8)	$35,321	$34,960	$361

	As of February 28, 2023
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$41,903	$—	$41,903	$41,903	$—
Level 1:
Money market funds	25	—	25	25	—
Mutual funds (1)	341	(3)	338	—	338
Total	$42,269	$(3)	$42,266	$41,928	$338

(1)
Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of May 31, 2023, the cash surrender value of COLI was $5.6 million.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	May 31,	February 28,
	2023	2023
Raw materials	$8,914	$11,920
Finished goods	15,422	11,982
	$24,336	$23,902

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	February 28, 2023	Additions & Adjustments, net (1)	May 31, 2023	February 28, 2023	Expense	May 31, 2023	February 28, 2023	May 31, 2023
Developed technology	4-6 years	$26,895	$23	$26,918	$26,735	$183	$26,918	$160	$-
Tradenames	10 years	30,046	37	30,083	22,704	529	23,233	7,342	6,850
Customer relationships	10-15 years	35,613	224	35,837	16,813	510	17,323	18,800	18,514
Patents	5 years	589	—	589	258		258	331	331
		$93,143	$284	$93,427	$66,510	$1,222	$67,732	$26,633	$25,695

(1)
Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)
This table excludes the gross value of fully amortized intangible assets totaling $38.9 million at May 31, 2023 and February 28, 2023.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets from continuing operations was $1.2 million and $1.3 million for the three months ended May 31, 2023 and 2022, respectively.

Estimated future amortization expense as of May 31, 2023 is as follows (in thousands):

2024 (remainder)	$3,525
2025	4,390
2026	4,175
2027	2,555
2028	2,307
Thereafter	8,743
$25,695

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2023	$78,025	$16,189	$94,214
Effect of exchange rate change on goodwill	494	—	494
Balance as of May 31, 2023	$78,519	$16,189	$94,708

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	May 31,	February 28,
	2023	2023
Deferred product cost	$749	$842
Deferred compensation plan assets	6,103	6,221
Lease receivables, non-current	22,856	22,006
Prepaid commissions	4,079	4,057
Other	3,085	2,952
	$36,872	$36,078

NOTE 6 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of May 31, 2023 and February 28, 2023 (in thousands):

	Maturity	Effective	May 31,	February 28,
	Date	Interest Rate	2023	2023
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	2.49%	230,000	230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	713	1,149
Total term debt			230,713	231,149
Unamortized discount and issuance costs			(2,747)	(3,028)
Less: Current portion of long-term term debt			(276)	(705)
Long-term debt, net of current portion			$227,690	$227,416

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of May 31, 2023 and February 28, 2023, the fair value of the 2025 Convertible Notes were $196 million and $201 million, respectively, based on Level 2 inputs.

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

Revolving Credit Facility

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. At our election, the borrowings under this revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. We also pay an unused line fee ranging from 0.50% to 0.75% per annum, based on the level of borrowings, payable quarterly in arrears. Amounts owed under the revolving credit facility are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. The proceeds available under the revolving credit facility could be used for working capital and general corporate purposes, which could include acquisitions. Amounts available for borrowing under the revolving credit facility are reduced by the balance of any outstanding letters of credit. The revolving credit facility contains customary events of default, that upon our default may require us to pay all amounts outstanding and allow PNC Bank to foreclose on collateral. As of May 31, 2023, there were no borrowings outstanding and $3.3 million of outstanding letters of credit under this revolving credit facility and total remaining borrowing availability was $35.6 million.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage rate of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of May 31, 2023, we were in compliance with our covenants under the revolving credit facility.

NOTE 7 - INCOME TAXES

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.1 million for the three months ended May 31, 2023, was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.3 million decrease in uncertain tax benefits related to certain foreign net operating loss carryforwards. Any income tax benefit associated with the pre-tax loss for the quarter ended May 31, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

NOTE 8 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The calculation of the basic and diluted loss per share of common stock is as follows (in thousands, except per share value):

	Three Months Ended
	May 31,
	2023	2022
Net loss	$(4,032)	$(12,173)

Basic weighted average number of common shares outstanding	36,632	35,723
Effect of stock options and restricted stock units computed on treasury stock method	—	—
Diluted weighted average number of common shares outstanding	36,632	35,723

Basic net income (loss) per common share:
Net loss	$(0.11)	$(0.34)

Diluted net income (loss) per common share:
Net loss	$(0.11)	$(0.34)

All outstanding options and restricted stock units for the three months ended May 31, 2023 and 2022 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	May 31,
	2023	2022
Cost of revenues	$35	$55
Research and development	372	764
Selling and marketing	639	560
General and administrative	1,132	1,581
	$2,178	$2,960

Changes in our outstanding stock options during the three months ended May 31, 2023 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2023	506	$16.02	4.0
Granted	—	—
Exercised	—	—
Forfeited or expired	(506)	16.02
Outstanding at May 31, 2023	-	$-		$-
Exercisable at May 31, 2023	-	$-		$-

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the three months ended May 31, 2023 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2023	3,506	$6.75
Granted	-	-
Vested	(246)	8.19	99,648
Forfeited	(291)	6.17
Outstanding at May 31, 2023	2,969	$6.69

As of May 31, 2023, there was $10.6 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 1.6 years.

NOTE 10 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 23% and 15% of our consolidated revenue for the three months ended May 31, 2023 and 2022, respectively. The same customer accounted for 15% and 14% of our consolidated accounts receivable at May 31, 2023 and February 28, 2023, respectively.

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

	Three Months Ended May 31,
	2023	2022
Inventory purchases:
Supplier A	16%	11%
Supplier B	16%	11%
Supplier C	23%	25%
Supplier D	6%	10%

	May 31,	February 28,
	2023	2023
Accounts payable:
Supplier A	11%	10%
Supplier B	12%	22%
Supplier C	22%	12%
Supplier D	9%	9%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another manufacturer or supplier.

NOTE 11 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2023	2023
Operating lease liabilities	$4,858	$4,884
Warranty reserves	1,556	1,868
Customer deposits	4,581	2,492
Other (1)	6,528	6,621
	$17,523	$15,865

(1)
Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	May 31,	February 28,
	2023	2023
Deferred revenue	$13,148	$11,104
Deferred compensation plan liability	5,677	5,727
Deferred tax liability	253	242
Other	2,316	2,510
	$21,394	$19,583

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended
	May 31,
	2023	2022
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	$1,176	1,176
Amortization of discount and issue costs	273	267
	1,449	1,443
Other interest expense	229	90
Total interest expense	$1,678	$1,533

Supplemental Cash Flow Information

“Net cash used in operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Three Months Ended
	May 31,
	2023	2022

Cash payments for interest and income taxes:
Interest expense paid	$97	$50
Income tax paid, net of refunds	$(1)	$50
Non-cash investing activities:
Accrued liability for capital expendutures	$733	$-

NOTE 12 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

We operate under two reportable segments: Software & Subscription Services and Telematics Products. Our organizational structure is based on a number of factors that our CEO, the Chief Operating Decision Maker (“CODM”), uses to evaluate and operate the business, which include customer base, homogeneity of products, and technology.

Our Software & Subscription Services segment offers telematics devices bundled with cloud-based, application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open Application Programing Interfaces (“APIs”) to deliver full-featured Internet of Things (“IoT”) solutions to a wide range of customers and markets. Our scalable proprietary SaaS offerings enable rapid and cost-effective deployment of high-value solutions for customers all around the globe. Software & Subscription Services segment revenues include SaaS, professional services, devices sold with monitoring services and amortization of revenues and costs for customized devices functional only with application subscriptions that are not sold separately.

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

Segment information is as follows (in thousands):

	Three Months Ended May 31, 2023				Three Months Ended May 31, 2022
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$44,952	$25,939		$70,891	$39,557	$25,169		$64,726
Gross profit	$20,072	$6,989		$27,061	$18,058	$7,589		$25,647
Gross margin	45%	27%		38%	46%	30%		40%
Adjusted EBITDA	$6,314	$314	$(583)	$6,045	$3,955	$(747)	$(1,352)	$1,856

The amount shown for each period in the “Corporate Expenses” column above consists of expenses that are not allocated to the business segments. These non-allocated corporate expenses include salaries and benefits of certain corporate staff and expenses such as audit fees, investor relations, stock listing fees, director and officer liability insurance, and director fees and expenses.

Our CODM evaluates each segment based primarily on revenue and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and we therefore consider Adjusted EBITDA to be a primary measure of operating performance of our reportable segments. We define Adjusted EBITDA as earnings before investment income, interest expense, taxes, depreciation, amortization, stock-based compensation, impairment loss and other adjustments as identified below. The adjustments to our net income (losses) prepared in accordance with GAAP to calculate Adjusted EBITDA are itemized below (in thousands):

	Three Months Ended May 31,
	2023	2022
Net loss	$(4,032)	$(12,173)

Investment income	(207)	114
Interest expense	1,678	1,533
Income tax provision	52	249
Depreciation	4,328	4,156
Amortization of intangible assets	1,222	1,342
Stock-based compensation	2,178	2,960
Non-recurring legal expenses	175	3,131
Costs incurred in transition of LoJack North America business to acquiror	36	752
Other	615	(208)
Adjusted EBITDA	$6,045	$1,856

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	May 31,
	2023	2022
United States	$39,402	$40,402
EMEA	17,003	12,539
LATAM	7,098	5,977
APAC	6,156	5,219
All other	1,232	589
	$70,891	$64,726

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. No single non-U.S. country accounted for more than 10% of our revenue in the three months ended May 31, 2023 and 2022.

NOTE 13 – LEGAL PROCEEDINGS

Omega patent infringement claim

On April 28, 2023, we filed our Form 10-K for the fiscal year ended February 28, 2023 which disclosed the current status of the Omega Patents LLC (“Omega”) patent infringement claim.

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

While the district court case against Thales was recently reopened to set a status conference, the district court cases against Quectel and Telit are currently stayed. Considering the ITC’s determination of no infringement of any of the four patents asserted we believe that we have strong defenses in the Delaware district court cases. Also, we believe we have strong indemnification claims against our communication module suppliers, and are entitled to have our defense costs and any losses resulting from these proceedings paid by those suppliers, who are co-defendants in these proceedings. Currently, it is not feasible to predict with certainty the outcome of the three district court cases, and no specific amount of damages has been identified. Additionally, we believe the ultimate resolution of the proceedings, including indemnification and defense by our module suppliers, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2023, and include the following areas:

•
Revenue recognition;
•
Patent litigation and other contingencies;
•
Goodwill and long-lived assets; and
•
Deferred income tax assets and uncertain tax positions.

OUR COMPANY

We are a connected intelligence company that leverages a data-driven solutions ecosystem to help people and organizations improve operational performance. We solve complex problems for customers within the market verticals of transportation and logistics, commercial and government fleets, industrial equipment, government and consumer vehicles by providing solutions that track, monitor and recover their vital assets. The data and insights enabled by CalAmp solutions provide real-time visibility into a user’s vehicles, assets, drivers, and cargo, giving organizations greater understanding and control of their operations. Ultimately, these insights drive operational visibility, safety, efficiency, maintenance, and sustainability for organizations around the world. Headquartered in Irvine, California, we have an installed base of approximately ten million devices reporting to our cloud-based platform and approximately 1.6 million software and subscription services subscribers worldwide.

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

OPERATING RESULTS

Three months ended May 31, 2023 compared to three months ended May 31, 2022:

Revenue by Segment

	Three Months Ended May 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$44,952	63.4%	$39,557	61.1%	$5,395	13.6%
Telematics Products	25,939	36.6%	25,169	38.9%	770	3.1%
Total	$70,891	100.0%	$64,726	100.0%	$6,165	9.5%

Our Software & Subscription Services enable customers to gather and analyze critical data used to track, monitor and recover vital mobile assets with real-time visibility and insights. Our services focus on three principal end markets: (i) transportation and logistics, (ii) government and municipalities, and (iii) connected car services. Throughout fiscal 2023 we transitioned a substantial majority of the customers that historically purchased MRM telematics products from us into subscription-based arrangements, a shift that favorably impacted revenues in our Software & Subscription Services segment and unfavorably impacted revenues in our Telematics Products segment. Additionally, throughout fiscal 2023 we experienced supply shortages driven by the COVID-19 global pandemic, which adversely impacted revenues. While supply chain shortages still persist, we are beginning to experience improvements in supply and production availability.

As of May 31, 2023, our remaining contractual performance obligations were $217.5 million compared to $216.4 million as of May 31, 2022. The decline in contractual performance obligations was primarily driven by the completion of obligations following the initial growth in conversions of telematics products customers to multi-year subscription contracts.

Software & Subscription Services revenue increased by $5.4 million or 13.6% for the three months ended May 31, 2023 compared to the same period last year largely due to increased transportation and logistics revenues generated through the transition of MRM telematics products customers onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022. Such customer transitions contributed $16.0 million to Software & Subscription Services revenues during the three months ended May 31, 2023 compared to $9.0 million during the three months ended May 31, 2022. Active subscribers increased by 41% in the three months ended May 31, 2023 when compared to the prior year period.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, increased by $0.8 million or 3.1% for the three months ended May 31, 2023 compared to the same period last year. This increase was driven by strong shipments of telematics hardware relative to the same period last year, offset by the conversion of certain telematics hardware customers onto multi-year subscription contracts. The revenues generated by those conversions, after the contract effective dates, are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement.

Gross Profit by Segment

	Three Months Ended May 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$20,072	44.7%	$18,058	45.7%	$2,014	11.2%
Telematics Products	6,989	26.9%	7,589	30.2%	(600)	(7.9%)
Gross profit	$27,061	38.2%	$25,647	39.6%	$1,414	5.5%

Consolidated gross profit increased by $1.4 million or 5.5% for the three months ended May 31, 2023 compared to the same period last year largely due to increased revenues. Consolidated gross margins decreased by 150 basis points for the three months ended May 31, 2023 compared to the same period last year primarily due to lower gross margins in both Telematics Products and Software & Subscription Services.

Software & Subscription Services: Gross profit increased by $2.0 million or 11.2% for the three months ended May 31, 2023 compared to the same period last year primarily due to increased revenues. Gross margin decreased by 100 basis points primarily due to subscription mix.

Telematics Products: Gross profit decreased by $0.6 million or 7.9% for the three months ended May 31, 2023 compared to the same period last year primarily due to lower gross margins, which were primarily driven by product mix.

As described above, throughout fiscal 2023 we experienced adverse impacts to revenues as a result of global supply shortages. These supply shortages have led to significant cost increases on many of the components used in our devices as well as the cost of production. Although we are beginning to experience improvements in supply and production availability, cost inflation has continued. As a result, in the coming quarters we may experience lower gross margins if we are unable to effectively offset the impacts of these cost increases.

Operating Expenses

	Three Months Ended May 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$5,842	8.2%	$7,000	10.8%	$(1,158)	(16.5%)
Selling and marketing	11,023	15.5%	11,478	17.7%	(455)	(4.0%)
General and administrative	11,354	16.0%	15,162	23.4%	(3,808)	(25.1%)
Intangible asset amortization	1,222	1.7%	1,342	2.1%	(120)	(8.9%)
Total	$29,441	41.4%	$34,982	54.0%	$(5,541)	(15.8%)

Consolidated research and development expense decreased by $1.2 million or 16.5% for the three months ended May 31, 2023 compared to the same period last year due to a reduction in research and development activities associated with our Telematics Products business.

Consolidated selling and marketing expense decreased by $0.5 million or 4.0% for the three months ended May 31, 2023 compared to the same period last year primarily due to decreased marketing event costs.

Consolidated general and administrative expenses decreased by $3.8 million or 25.1% for the three months ended May 31, 2023 compared to the same period last year, primarily driven by decreased legal expenses.

Amortization of intangibles decreased slightly for the three months ended May 31, 2023 compared to the same period last year.

Non-operating Income (Expense)

Investment income (loss) increased to $0.2 million for the three months ended May 31, 2023 from ($0.1) million for the three months ended May 31, 2022. The increase was primarily driven by higher investment returns on invested funds.

Interest expense increased to $1.7 million for the three months ended May 31, 2023 from $1.5 million for the three months ended May 31, 2022 due to additional interest expense related to the revolving credit facility.

Other non-operating income was $0.1 million for the three months ended May 31, 2023 as compared to non-operating expense of $0.9 million for the three months ended May 31, 2022

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended May 31, 2023 was $4.0 million compared to a net loss of $12.2 million in the three months ended May 31, 2022. The change in the net loss was largely driven by higher revenues, and lower operating and non-operating expenses in the current year period.

Adjusted EBITDA:

	Three Months Ended May 31,
(In thousands)	2023	2022	$ Change	% Change
Segment
Software & Subscription Services	$6,314	$3,955	$2,359	59.6%
Telematics Products	314	(747)	1,061	(142.0%)
Corporate Expenses	(583)	(1,352)	769	56.9%
Total Adjusted EBITDA	$6,045	$1,856	$4,189	225.7%

Adjusted EBITDA for Software & Subscription Services increased $2.4 million compared to the same period last year primarily due to higher revenues and decreased operating expenses partially offset by lower gross margins. Adjusted EBITDA for Telematics Products increased

$1.1 million compared to the same period last year as a result of decreased operating expenses partially offset by lower gross margins in the current year period. Corporate Expenses decreased by $0.8 million compared to the same period last year. During the fourth quarter of the previous fiscal year, the Company implemented cost savings and cost efficiency measures which are expected to continue to impact Adjusted EBITDA results.

See Note 12, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

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

The income tax expense of $0.1 million was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.3 million decrease in uncertain tax benefits related to certain foreign net operating loss carryforwards. Any income tax benefit associated with the pre-tax loss for the three months ended May 31, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2023, our primary recurring cash needs have been for working capital purposes and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to grow our customer base to a subscription model while increasing our revenues, there will be a need for working capital in the future. While our subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Our operations have consumed substantial amounts of cash, and we may continue to incur substantial losses and negative cash flow from operations for the foreseeable future. As of May 31, 2023, we had $35.0 million of cash and cash equivalents a decrease from February 28, 2023 of $7.0 million. While we expect to continue to finance our operations with cash on hand and cash generated from operations, our future performance is subject to economic, operational, financial, competitive and other factors, including the current inflationary environment, supply chain constraints and the impact of uncertain international trade relations.

Our immediate sources of liquidity are cash and cash equivalents, and our asset-based revolving credit facility. As of May 31, 2023, we have $35.0 million of cash and cash equivalents and $35.6 million available under our revolving credit facility, subject to fixed charge coverage ratio and minimum cash and availability tests. We expect to continue to finance our operations with cash on hand and cash generated from operations. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s liquidity.

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. Borrowings under our existing credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum as selected by us on a periodic basis. As of May 31, 2023, there were no borrowings and $3.3 million of outstanding letters of credit under this revolving credit facility. See Note 6, Financing Arrangements, for additional information on our revolving credit facility.

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

See Note 13, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Future Cash Obligations

During the first quarter of fiscal 2024, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2023 as filed with the SEC on April 28, 2023.

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

For the three months ended May 31, 2023, net cash used in operating activities was $3.0 million and net loss was $4.0 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $8.6 million. These non-cash expenses were slightly offset by non-cash revenues of $0.4 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $7.1 million of cash, largely as a result of the decrease in accounts payable as well as the increase in accounts receivable and the decrease in deferred revenue, which were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. These cash outflows were partially offset by the utilization of prepaid expenditures and the timing of payments related to accrued liabilities.

For the three months ended May 31, 2022, net cash used in operating activities was $15.6 million and net loss was $12.2 million. Our non-cash expenses from continuing operations, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, noncash operating lease costs and changes in deferred income taxes totaled $9.8 million. These non-cash expenses were partially offset by non-cash revenues of $0.8 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities from continuing operations used $12.4 million of cash, primarily driven by the impact of lower inventory levels, partly offset by a net decrease in accounts payable. Both the increase in accounts receivable and decrease in deferred revenue were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. Operating cash flows were also negatively impacted by the timing of payments on accounts payable.

Cash flow from investing activities

For the three months ended May 31, 2023 and 2022, our net cash used in investing activities of continuing operations was $2.0 million and $3.6 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Cash flow from financing activities

For the three months ended May 31, 2023 and 2022, our net cash used in financing activities was $0.3 million and $0.4 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, phased implementation of our ERP system, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic (including its effect on the supply of labor), and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2023 as filed with the SEC on April 28, 2023. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $1.7 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at May 31, 2023. The aggregate foreign currency transaction exchange rate losses included in determining loss before income taxes was $0.2 million and $0.3 million for the three months ended May 31, 2023 and 2022, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. Changes in interest rates would impact our variable rate borrowings. As of May 31, 2023, there was no outstanding borrowings under our revolving credit facility.

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

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed with the SEC on April 28, 2023, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended May 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
March 1 - March 31, 2023	8,695	$3.60	-	$-
April 1 - April 31, 2023	82,868	$2.55	-	$-
May 1 - May 31, 2023	8,085	$1.89	-	$-
Total	99,648	$2.59	-	$-

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

ITEM 6. EXHIBITS

Exhibit 10.1	Separation Agreement, dated as of May 10, 2023, between the Company and Jeff Gardner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 11, 2023)

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	Inline XBRL Instance Document

101 .SCH	Inline XBRL Taxonomy Extension Schema Document

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document

101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

July 10, 2023	/s/ Jikun Kim
Date	Chief Financial Officer